Form 10KSB
period 2007-06-30
SYNTHESIS ENERGY SYSTEMS INC
filed 2007-09-20
CIK 1375063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to ______

Commission file number: 01-33522

SYNTHESIS ENERGY SYSTEMS, INC.

(Name of small business issuer in its charter)

Delaware	20-2110031
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6330 West Loop South, Suite 300, Houston, Texas	77401
(Address of principal executive office)	(Zip Code)

Issuer’s telephone number (713) 579-0600

Securities registered pursuant to Section 12(b) of the Exchange Act:

Common Stock, $.01 par value	Not Applicable
(Title of Class)	(Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Check whether the issuer is not required to file reports pursuant to Section 13 of 15(d) of the Exchange Act.   __

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X    No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes __    No   X_

The issuer’s revenues for the year ended June 30, 2007 were $0.  The aggregate market value of the common stock, par value $.01 per share, held by non-affiliates of the issuer as of September 14, 2007, was approximately $179 million.  As of September 14, 2007, there were outstanding 30,187,615 shares of common stock, par value $.01 per share, of the issuer.

Transitional Small Business Disclosure Format.  Yes ___ No     X

TABLE OF CONTENTS

Page

PART I

1

Item 1.

Description of Business

1

Item 2.

Description of Property

28

Item 3.

Legal Proceedings

28

Item 4.

Submission of Matters to a Vote of Security Holders

28

PART II

29

Item 5.

Market for Common Stock and Related Stockholder Matters and Small Business Issuer Purchases of
Equity Securities

29

Item 6.

Plan of Operations

30

Item 7.

Financial Statements

32

Item 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

58

Item 8A.

Controls and Procedures

58

Item 8B.

Other Information

58

PART III

59

Item 9.

Directors and Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance
with Section 16(a) of the Exchange Act

59

Item 10.

Executive Compensation

63

Item 11.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

67

Item 12.

Certain Relationships and Related Transactions and Director Independence

68

Item 13.

Exhibits

69

Item 14.

Principal Accountant Fees and Services

71

i

PART I

Forward Looking Statements

This Form 10-KSB includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical fact are forward-looking statements. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected. Among those risks, trends and uncertainties are our early stage of development, our estimate of the sufficiency of existing capital sources, our ability to raise additional capital to fund cash requirements for future operations, the limited history and viability of our technology, our results of operations in foreign countries and our ability to diversify. Although we believe that in making such forward-looking statements our expectations are based upon reasonable assumptions, such statements may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. We cannot assure you that the assumptions upon which these statements are based will prove to have been correct.

When used in this Form 10-KSB, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons, including those discussed under “Plan of Operation,” and elsewhere in this Form 10-KSB.

You should read these statements carefully because they discuss our expectations about our future performance, contain projections of our future operating results or our future financial condition, or state other “forward-looking” information. You should be aware that the occurrence of certain of the events described in this Form 10-KSB could substantially harm our business, results of operations and financial condition.

We cannot guarantee any future results, levels of activity, performance or achievements. Except as required by law, we undertake no obligation to update any of the forward-looking statements in this Form 10-KSB after the date hereof.

Item 1.

Description of Business

We are an emerging, development stage company engaged in the development and commercialization of U-GAS® gasification technology which converts “low rank” coals, coal waste and biomass into high value energy products and chemical feedstocks. Our principal business activities are focused in China and North America, which are estimated by the U.S. Department of Energy to represent a combined 40% of total global coal reserves. Coal gasification provides a clean and efficient means to utilize these coal reserves and reduce the dependence of China and North America on imported energy. As compared to combustion plants, gasification produces substantially lower levels of certain regulated emissions, such as sulfur, nitrous oxides and particulates, and allows for the low cost capture of greenhouse gases such as carbon dioxide. We are headquartered in Houston, Texas, but the majority of our approximately 51 employees work in our Shanghai, China office. We have not earned any operating revenue as of the date of this filing.

Our business strategy is to develop, finance, build, co-own and operate coal gasification plants in our target size range of 100 MW (equivalent) to 400 MW (equivalent) costing from approximately $50 million to several hundred million dollars. We believe that U-GAS® technology has a capital cost advantage over most competing technologies. We intend to sell the outputs of these plants, which may be synthesis gas, which is a mixture of hydrogen, carbon monoxide and other products (“syngas”), methanol, dimethyl ether (“DME”), steam, power and other products (e.g. , sulfur or ash) under long term contracts and on the open market to industrial and municipal customers, and power and transportation fuel producers. We may sell capacity in the plants outright or under tolling agreements as a way to insulate us from commodity price volatility. We may also pursue technology access license and equipment sales opportunities on a selective basis to further the commercialization of U-GAS® technology.

Synthesis Energy Systems, Inc. a corporation formed under the laws of the British Virgin Islands (“Synthesis BVI”), and Synthesis Energy Systems, LLC, a West Virginia limited liability company (“Synthesis LLC”), were formed as sister companies in November of 2003 to engage in the business of development and commercialization of U-GAS® technology.  On April 18, 2005, pursuant to the terms of an Agreement and Plan of Merger (the “Agreement”) SES Acquisition Corporation, a wholly owned subsidiary of Tamborine Holdings, Inc., a Mississippi corporation (“Tamborine”), merged with and into Synthesis Energy Holdings, Inc., a Florida corporation (“Synthesis Florida”), whereby the holders of common Stock of Synthesis Florida became shareholders of, and Synthesis Florida became a wholly owned subsidiary of Tamborine (the “Merger”).  As a condition of the above merger Synthesis Florida completed a restructuring whereby each of Synthesis BVI, Synthesis LLC, International Hydrogen Technologies, Inc., a Florida corporation, and Innovative Engines, Inc., a Florida corporation became wholly owned subsidiaries of Synthesis Florida.  On April 27, 2005, Tamborine changed its name to Synthesis Energy Systems, Inc. and on June 27, 2005, reincorporated in the state of Delaware.  During 2006, International Hydrogen Technologies, Inc. and Innovative Engines, Inc. were dissolved.

Overview of Gasification Technology and U-GAS®

Gasification is a proven process which converts solid hydrocarbon fuels such as coal, biomass or petroleum coke into synthesis gas, a mixture of hydrogen, carbon monoxide and other products, otherwise referred to as “syngas.”

As compared to combustion plants, gasification produces substantially lower levels of certain regulated emissions, such as sulfur, nitrous oxides and particulates, and allows for the low cost capture of greenhouse gases such as carbon dioxide. Typically, integrated gasification combined cycle (“IGCC”) power plants are more efficient than conventional combustion coal power plants. According to various energy industry publications, conventional coal power plants have an efficiency of approximately 35% while new IGCC power plants have achieved approximately 45% efficiency, an increase of approximately 30% over conventional coal power plants. In addition to power and steam production, such plants can supply a slate of chemical products including hydrogen, carbon monoxide, oxygen, nitrogen and steam to chemical plants, petrochemical facilities, oil refineries and other industrial complexes.

Technology

Over the past 30 years, GTI has developed a fluidized bed gasification technology trademarked U-GAS®.  In January 2004 we obtained a ten-year exclusive license to the medium and high-pressure U-GAS® applications for certain geographic areas from GTI. As described further below, we entered into an Amended and Restated License Agreement with GTI in August 2006, as amended in June 2007, which grants us an exclusive license to manufacture, make, use and sell worldwide both U-GAS® coal gasification systems and coal and biomass mixture gasification systems that utilize coal and biomass blends having feedstock materials containing no less than 60% coal and no more than 40% biomass. It also grants us a non-exclusive license to manufacture, make, use and sell worldwide biomass gasification systems and coal and biomass mixture gasification systems that utilize coal and biomass blends having feedstock materials containing up to 60% coal and no less than 40% biomass.

The primary advantage of U-GAS® relative to other leading gasification technologies is the ability to efficiently gasify a wide array of fuels including wastes from coal processing facilities, high ash coals and lignite coals. These low rank coals may cost as little as $0.25 to $1.20 per MMBtu, while higher rank coals typically required by other gasification technologies can cost significantly more than $1.50 per MMBtu, which we believe affords U-GAS® a significant cost advantage and ability to earn highly attractive conversion margins. In addition, U-GAS® systems have been in operation worldwide for over 30 years, with the most recent project being a $16 million facility at GTI’s technical campus near Chicago, Illinois built in 2003.

U-GAS® Gasification Process

The U-GAS® gasification process is based on a single-stage fluidized-bed technology for production of low-to-medium heating value syngas from a wide array of biomass feedstocks and coals (including low rank, high ash coals). U-GAS® technology was developed for gasification of all ranks of coal as well as coal and biomass blends.

In the U-GAS® gasification process, fuel is processed and conveyed into the gasifier vessel. Within the fluidized bed, the fuel reacts with steam, air and/or oxygen at a temperature of 1,550°F to 2,000°F. The temperature for gasification depends on the type of fuel used and is controlled to maintain high carbon conversion and non-slagging conditions for the ash. The U-GAS® process accomplishes four important functions in a single-stage fluidized-bed gasifier: it decakes, devolatilizes, and gasifies fuel, and if necessary, agglomerates and separates ash from the reacting coal. The operating pressure of the gasifier depends on the end use for the syngas and may vary from 3 to 30 bars (40 to 435 psia) or more. After cleaning, the syngas can be used as industrial fuel gas, for power generation and for production of methanol (which can be further refined to produce DME), hydrogen, and ammonia.

During operation, fuel is gasified rapidly within the fluidized bed and produces a gaseous mixture of hydrogen, carbon monoxide, carbon dioxide, water vapor and methane, in addition to small amounts of hydrogen sulfide and other trace impurities. If the operating temperature required to achieve acceptable carbon conversion exceeds the fuel ash softening temperature, the ash concentration of the fluidized bed is allowed to increase until a condition is reached that allows the ash particles to agglomerate into larger particles. The agglomerated particles are denser than the surrounding bed material and can thus be selectively removed from the bottom of the bed.

Reactant gases, including steam, air, and/or oxygen are introduced into the gasifier in two areas: 1) through a sloping distribution grid at the bottom of the bed and 2) through a terminal velocity-controlled ash discharge port at the center of the distribution grid. In both agglomerating and non-agglomerating operating modes, ash is removed by gravity from the fluidized bed and discharged into a lockhopper system for depressurization and disposal. In both operating modes, the gasifier maintains a low level of carbon in the bottom ash discharge stream, making overall carbon conversion of 95% or higher. Cold gas efficiencies of over 80% have been repeatedly demonstrated.

Fines purified from the fluidized bed are typically separated from the product syngas by up to three stages of external cyclone separators, one or two of which return the fines to the fluidized bed for increased carbon conversion. The product syngas is essentially free of tars and oils due to the temperature and residence time of the gases in the fluidized bed, simplifying downstream heat recovery and gas cleaning operations.

When used to gasify biomass or highly reactive wastes, an inert material such as sand, limestone or dolomite is used to maintain the fluidized bed. In this case, most of the ash from the fuel leaves the fluidized bed with the product syngas, with the bottom ash discharge serving primarily to discharge tramp material entering with the biomass or waste feed.

U-GAS® Installation History

Initial Test Facility in Chicago.  GTI built a large scale U-GAS® test facility in the Chicago area and completed installation and testing in the late 1970s. GTI continued periodic development of U-GAS® at this facility into the 1980’s and early 1990’s with both coal and biomass. These facilities ran for thousands of hours and demonstrated the technical and economic viability of the technology. This facility has since been decommissioned to make way for a more modern test facility.

U-GAS® Facility in Finland.  In 1989, U-GAS® technology for coal and biomass fuels was licensed to Tampella Power Inc., which built a multi-fuel pressurized pilot plant in Tampere, Finland to further develop and demonstrate the technology for air-blown IGCC power generation with coal and biomass. This fully integrated plant included all gasification island components from fuel preparation through waste heat recovery and hot gas clean-up. The facility was built to process up to 42 tonnes/day of coal and 60 tonnes/day of biomass at pressures up to 435 psia. The plant logged over 3,800 hours of operations with 5,900 tonnes of fuel processed in 26 test runs. The tested fuels include biomass, coal, and mixtures of coal and biomass. The pilot plant was decommissioned and is no longer operational.

Biomass Demonstration Project in Hawaii.  In early 1990, GTI built a demonstration project in Hawaii in conjunction with the U.S. Department of Energy (“DOE”). The project involved building a medium pressure gasifier to convert sugarcane waste produced from a local sugar processing facility. The plant was fully constructed and tested with two different feeding systems. During this testing, the local sugar grower changed the sugarcane variety utilized, resulting in a waste product that would not flow properly through the fuel handling system. The DOE chose not to fund the fuel handling upgrade that was required to process the new fuel type. The plant was shut down and the host sugarcane processing plant has closed, precluding further operation.

Large Commercial Facility for Shanghai Coking and Chemical.  A large low pressure, commercial installation at Shanghai Coking and Chemical (“SCC”) was developed in 1994 that included eight gasifiers with a capability at full pressure of producing over 160,000 normal cubic meter/hr of syngas. The SCC facility entered commercial operation in 1995 and remained in service supplying syngas to a large chemical complex until, in 2000, a free source of waste fuel gas became available from a neighboring sister facility. During its six years of operations, the SCC installation experienced some operational challenges dealing with improper coal purchasing and preparation. Despite these problems, three SCC gasifiers reached 8,000 cumulative operating hours each by 1998, three more in 1999 and a seventh in 2000. Total SCC gasifier operating hours exceeded 77,000 hours.

Large Scale Test Gasifier in Chicago.  With historically high natural gas prices in the U.S., GTI recently put renewed emphasis on U-GAS® technology and in 2003 completed a $16 million gasification test facility on its technical campus northwest of Chicago. The facility evaluates advanced and innovative gasification processes using all ranks of coal and other solid fuels. The facility is also being used to facilitate commercialization of advanced gasification and other new technologies to improve the commercial competitiveness of U-GAS® technology. The facility’s flexible design allows testing of a variety of syngas cleanup systems, and the gasifier and feed system is configured to allow simultaneous co-firing of coal with biomass or other opportunity fuels.

GTI Agreements

License Agreement

Pursuant to the Amended and Restated License Agreement dated as of August 31, 2006, as amended on June 14, 2007, between us and GTI (the “License Agreement”), we have an exclusive license to manufacture, make, use and sell worldwide both U-GAS® coal gasification systems and coal and biomass mixture gasification systems that utilize coal and biomass blends having feedstock materials containing no less than 60% coal and no more than 40% biomass. The License Agreement also grants us a non-exclusive license to manufacture, make, use and sell worldwide biomass gasification systems and coal and biomass mixture gasification systems that utilize coal and biomass blends having feedstock materials containing up to 60% coal and no less than 40% biomass. The License Agreement has a term of ten years, but may be extended for two additional ten-year periods at our option.

As consideration for the license, we paid $500,000 cash, and issued 190,500 shares of restricted common stock, to GTI. We are also restricted from offering a competing gasification technology during the term of the License Agreement. Additionally, for each U-GAS® unit which we license, design, build or operate which uses coal, or a coal and biomass mixture, as the feed stock, we must pay a royalty based upon a calculation using the per thermal megawatt/hr of dry syngas production of a rated design capacity, payable in installments at the beginning and at the completion of the project build. We must also provide GTI with a copy of each contract that we enter into relating to a U-GAS® system and report to GTI with our progress on development of the technology every six months. A failure to comply with any of the above requirements could result in the termination of the License Agreement by GTI if not cured by us within specified time periods.

In addition, we were required to (i) have a contract for the sale of a U-GAS® system with a customer in the territory covered by the License Agreement no later than August 31, 2007, (ii) fabricate and put into operation at least one U-GAS® system by July 31, 2008 and (iii) fabricate and put into operation at least one U-GAS® system for each calendar year of the License Agreement, beginning with the calendar year 2009. We have satisfied the obligation to have a contract for the sale of a U-GAS® system no later than August 31, 2007 through our contract with Hai Hua described below. Additionally, we are required to disclose to GTI any improvements related to the U-GAS® system which are developed and implemented by us and the manner of using and applying such improvements. Failure to satisfy the requirements as to these milestones could lead to the revocation of the license by GTI; provided, however, that GTI is required to give a twelve-month notice of termination and we are able to cure the default and continue the License Agreement prior to the expiration of such time period.

During the term of the License Agreement, we have granted to GTI a royalty-free non-exclusive irrevocable license to make, manufacture, use, market, import, offer for sale and sell U-GAS® systems that incorporate our improvements. Such license only applies outside of the exclusive rights granted to us under the License Agreement. Without the prior written consent of GTI, we have no right to sublicense any U-GAS® system other than to customers for which we have constructed a U-GAS® system. For a period of ten years, we are restricted from disclosing any confidential information (as defined in the License Agreement) to any person other than employees of our affiliates or contractors who are required to deal with such information, and such persons will be bound by the confidentiality provisions of the license. We have further indemnified GTI and its affiliates from any liability or loss resulting from unauthorized disclosure or use of any confidential information that it receives.

Other Services

GTI also offers various technical services including but not limited to laboratory testing of coal samples and plant design review.   While we have no obligations to do so, we have requested GTI to provide various services including: (i) developing an industry-standard process model for performance and cost evaluations of U-GAS®, (ii) replenishing and enlarging the intellectual property portfolio for U-GAS® technology and (iii) assisting us with appropriate design support for gasification opportunities that would include fuel feeder, gasifier, solids separation, and solids handling systems sizing and configuration.

Target Markets

Over the past decade developing economies such as China and India, as well as established economies such as the United States, have had increased demand for energy to fuel growth and many commercial opportunities to address energy related concerns have emerged. Some of the specific trends over the past several years include:

•

Demand for natural gas is outpacing supply and resulting in higher prices and potential interruptions in supply due to technological innovations related to natural gas combustion (primarily for power generation).

•

Increased attention on air quality and greenhouse gas emissions.

•

Higher energy price environments resulting from the absorption of excess petroleum capacities.

•

Recognition by policy makers of national security issues related to reliance on external energy sources

Similar to the advances, such as increased efficiencies and reduced emissions, in natural gas turbine technologies, emerging technologies that efficiently and cleanly convert coal into fuels for power generation, chemical production and even transportation will experience rapid market acceptance. With the expectation that those technical improvements should be achieved, coal has become a larger part of the long term supply plans for governments and major energy companies worldwide.

In particular, within the Chinese and U.S. markets, coal gasification represents an opportunity to improve air quality, economically capture greenhouse gas emissions and replace energy imports from politically unstable sources with indigenous coal supplies. The United States Department of Energy has stated that Chinese and U.S. coal reserves make up approximately 40% of the total global coal reserves. China and the U.S. are two of the largest importers of petroleum products. We believe a significant commercial opportunity exists for companies that can successfully introduce clean coal technologies to utilize these indigenous coal fuel sources.

We have elected to make China a priority market since China offers immediate opportunities to develop U-GAS®-based coal gasification projects, has coal as its most abundant, indigenous energy resource and in particular has a ready supply of low rank coal. China is the world’s second largest and fastest growing energy market. In 2005 alone, the Chinese power sector added approximately 70,000 MW (equivalent) of new power capacity. According to a Massachusetts Institute of Technology study, with similar growth rates for 2006 and 2007, China is adding the equivalent of nearly the entire power grid of the United Kingdom in a single year. The International Energy Agency estimates that between 2000 and 2030 growth in the world’s electricity demand will require an investment of $10 trillion, and that China’s investment needs will be the largest in the world, approaching $2 trillion. Additionally, China’s vehicle fleet is expanding rapidly. The increased number of vehicles, as well as the demand for larger and more powerful designs, is driving increased transportation fuel demand. This demand is not only for gasoline, but liquefied petroleum gas (“LPG”) as well. A substantial percentage of China’s taxi fleets are converting to clean burning LPG as the primary fuel in response to government policies encouraging more cost-efficient and environmentally sound practices. The result of this conversion is a significant LPG delivery infrastructure and a comparatively large number of vehicles powered by LPG. Additionally, DME can serve as a direct replacement of LPG in vehicles outfitted for use of this fuel. Due to the clean burning nature of DME, we believe that China will expand the usage of DME to vehicles not yet outfitted for LPG and will continue to support the conversion to coal based transportation fuels and that we are in position to provide these liquid fuels to Chinese consumers.

In order to meet the demand for clean energy and industrial commodities, China is in the process of finding environmentally acceptable methods to convert coal into energy and chemical commodities and to reduce reliance on imported oil. This creates an opportunity for us to provide transportation fuels (e.g. methanol, DME) derived from coal. According to a leading Chinese energy consulting firm, more than 80 projects which utilize coal to replace oil were recently approved by China with another 20 to 30 projects in conceptual planning. Between 50 and 60 million metric tonnes per year of methanol are called for under the plan and plants dedicated to DME production of 5 to 8 million metric tonnes per year are already set aside. In addition, recently promulgated legislation in China is expected to mandate seven regions where coal-to-methanol production will be geographically focused, and which has received strong government support due to the Chinese government’s strong interest in expanding domestic sources of transportation fuel as China continues to experience rapid growth in the number of vehicles on its roads. Both our Hai Hua and Golden Concord joint ventures are, and our YIMA project will be, located within two of these regions. Moreover, there is a discussion that the Chinese government may mandate blending methanol with gasoline.

We have also targeted the North American market where our efforts are primarily focused on the power generation market. We have elected to pursue an opportunity in North America to “repower” existing natural gas or conventional coal based power generation sources. In many cases, power plants that were fueled with natural gas have become uneconomic to run due to higher natural gas prices. For these “stranded assets” the opportunity exists to build gasification plants adjacent to the power plants. The syngas produced by the gasification of coal or coal waste products can be used as a feedstock to the power plant.

Furthermore, considerable regulatory focus has been placed on the emissions (both regulated emissions and greenhouse gas) footprint of existing conventional coal fired power plants. For those facilities there is an opportunity to install a gasification plant at the existing site. The net effect of the installation can be an increase in the net power generation of the facility and a reduction in the overall emissions output of the plant. Together with the emissions and capacity improvements, existing coal fired power plants can benefit from improved economics by utilizing low rank coals as a primary feedstock for the U-GAS® gasification system. With the traditional technologies in most coal fired power plants, the use of low rank coals is not possible under current emissions standards. We believe U-GAS® allows for the clean use of these fuels, along with their associated improved economics. In addition, with relatively modest modifications the plant can be made “carbon capture ready,” meaning that carbon dioxide could be readily separated from the effluent stream when and if carbon dioxide becomes a regulated emission.

Our other market focus is on a select group of multi-national industrial corporations with global operations that are large buyers of energy or chemical feedstocks (e.g. methanol). Integrated aluminum manufacturers, for example, are large consumers of natural gas and heavy fuel oil that is used in the refining process which converts bauxite into alumina. Large alumina producers could reduce energy costs and gain a strategic advantage by replacing natural gas or heavy fuel with syngas from a U-GAS® gasification plant. We may elect to serve these customers through structured technology licenses and/or equipment sales arrangements.

Targeted Customers

Coal-to-Chemicals Plants.  China, and to a lesser extent the U.S., has taken steps to reduce its reliance on natural gas and imported oil. Utilizing U-GAS® technology, we can supply syngas, the primary feedstock, to plants that create liquid fuels, such as methanol and DME. These fuels can be blended with traditional fuels, (e.g. gasoline, diesel fuel, LPG) to lessen the demand for imported fuel. Through the Hai Hua and Golden Concord projects, we have already demonstrated our ability to participate in this market. We intend to further expand our operations in this area. Additionally, China is moving forward with large scale coal-to-diesel plants that will require syngas and hydrogen as basic feedstocks. Although these projects will take time to develop, we intend to be an active participant.

Chemical Plants, Petrochemical Plants and Refineries.  We believe that many chemical, petrochemical plants and refineries are seeking a broad slate of products including electricity, steam, hydrogen, carbon monoxide, oxygen, nitrogen and compressed air. We also believe U-GAS® gasification systems provide an ideal solution for these plants and refineries because inherent integration opportunities allow these products to be produced with minimum additional capital and/or operating costs. Moreover, because such plants tend to be run on a continuous basis, low fuel cost is a key to economic competitiveness.

Alumina Refineries.  The production of alumina from bauxite requires a great deal of energy that is currently being provided by natural gas or heavy fuel oil. The integration of a U-GAS® coal gasification facility into an alumina refinery can lower the cost of production by reducing the raw material costs for the energy required and increase the efficiency by which the refinery can produce alumina. There are many alumina refineries in our target markets that are actively seeking alternatives to their current high cost energy structure, which may include our U-GAS® technology.

Business Development and Engineering Staff

Business Development Staff

China — We currently employ a staff of four experienced business development professionals in China. Led by Don Bunnell, our President & Chief Executive Officer of Asia Pacific, the Chinese business development team is focused on the disciplined development of gasification projects that maximize the advantages of U-GAS® technology. The team has combined experience of over 50 years of energy infrastructure project development in China. Members of the team have either led or assisted in the development of multiple coal and natural gas power projects, chemical and nuclear projects in mainland China over the past two decades. We intend to strengthen this staff with the addition of at least three developers and two dedicated development engineering resources within the next 12 months.

United States — Our development effort in the United States consists of three experienced individuals focused on the development of gasification projects in North America as well as structured transactions with select multi-national industrial corporations. Led by David Eichinger, our Chief Financial Officer and Senior Vice President of Business Development, the team is executing on electricity power plant repowering opportunities in areas where low rank coals are available as feedstocks. The team is also working with select multi-national industrial corporations to deploy U-GAS® technology to replace traditional higher cost energy supplies around the world. We intend to augment this capability with the addition of two developers and one development engineering resource within the next 12 months.

Engineering Staff

Operations in China have given us the opportunity to build a leading gasification engineering team at a time when process engineering resources are in short supply in the western world. Coal has been an important part of the Chinese economy for many decades. This activity has spawned a large community of engineers with experience in coal and industrial process design and implementation. During the last few decades, China has developed an entire university program dedicated to coal energy and process engineering, resulting in a ready source of high quality, experienced engineers to work on advanced gasification projects such as U-GAS®.  We currently employ a staff of more than 20 engineers in our Shanghai office, several of which have graduated from the university programs and have an average of approximately 12 years of gasification experience. Core members of the team were the original engineering team that built the world’s largest U-GAS® facility at Shanghai Coking and Chemical in 1994.

We intend to use this engineering team to conceptualize, design and build gasification projects in its target markets. We believe that this capability represents a key advantage for marketing to U.S. companies and multi-national firms throughout the project development cycle and enables pre-development engineering work can be done with a faster cycle time and at a substantially lower cost.

Competition

We believe that the primary competitive advantages of U-GAS® relative to the other technologies are: (a) the potential for U-GAS® gasifiers to utilize low quality, low cost coals, (b) the inherent flexibility of U-GAS® technology allows a project to change fuels or utilize a mix of fuels over the life of the project, and (c) the ability to economically build relatively smaller plants. This ability to build plants that are economical at sizes required by many industrial companies opens up a potentially large under served market. We believe that the lower capital costs, shorter site preparation and construction time periods may allow us to build projects where our larger competitors would be economically disadvantaged.

In the world gasification market, the largest providers are General Electric, Shell, Siemens and ConocoPhillips. These companies utilize entrained flow gasification based technologies originally derived from liquid fuels processing (i.e. refining). These technologies require the use of high grade bituminous or sub-bituminous coals as feedstocks which result in a higher cost of operation. The Siemens technology (recently acquired from Future Energy), while still an entrained flow design, has the potential to operate on low rank coals. To date, their technology has not been commercially deployed. There are also several Chinese companies that utilize low pressure technologies, which utilize high cost coals and are relatively immature, with low capital costs being their primary basis for competition.

Current Projects

Our business strategy is to develop, finance, build, own and operate U-GAS® based coal gasification plants ranging in size from 100 MW (equivalent) to greater than 400 MW (equivalent) and costing from approximately $50 million to several hundred million dollars. We intend to sell the outputs of the plants, which can be syngas, methanol, DME, steam, power and other products (e.g. sulfur, ash) under long term contracts and on the open market to industrial and municipal customers, and power and transportation fuel producers. We may sell capacity in the plants outright or under tolling agreements as a way to insulate us from commodity price volatility. We may also pursue technology access license and equipment sales opportunities on a selective basis to further the commercialization of U-GAS® technology.

Hai Hua

For our first project, Synthesis Energy Systems Investments, Inc., a wholly-owned subsidiary of Synthesis Energy Holdings, Inc. (“SES Investments”), entered into a co-operative joint venture contract with Shandong Hai Hua Coal & Chemical Company Ltd. (“Hai Hua”) which established Synthesis Energy Systems (Zaozhuang) New Gas Company Ltd. (the “HH Joint Venture”), a joint venture company with the primary purposes of (i) developing, constructing and operating a syngas production plant utilizing U-GAS® technology in Zaozhuang City, Shandong Province, China designed to produce approximately 28,000 standard cubic meters per hour of gross syngas and (ii) producing and selling syngas and the various byproducts of the plant, including ash, elemental sulphur, hydrogen and argon. Hai Hua, an independent producer of coke and coke oven gas, owns a subsidiary engaged in methanol production, which processes its coal in its own coal washery prior to using such coal in its coke ovens. This coal washing process produces a byproduct which is used as the design fuel for the HH Joint Venture’s U-GAS® gasification plant. U-GAS® technology will enable syngas to be produced from Hai Hua’s coal sources and such syngas will be used in Hai Hua’s methanol subsidiary, coke ovens and power plant. In exchange for their respective ownership shares in the HH Joint Venture, SES Investments contributed approximately $9.1 million in capital, and Hai Hua contributed approximately $480,000 in cash.

We broke ground on the plant on December 5, 2006 and we entered into the primary construction contract in February 2007. Construction on the plant is expected to be completed in the fourth quarter of this calendar year at a projected cost of approximately $29 million and the plant is expected to be operational by the end of the year (2007). These costs were funded through: (i) $9.1 million equity contribution by SES Investments into the HH Joint Venture, (ii) $3.3 million loan from us to the HH Joint Venture, and (iii) $12 million of bank debt. See “Plan of Operations” for a summary of the terms of the two loans. In addition, we plan to spend with respect to the HH Joint Venture approximately $4 million of start-up costs, and approximately $1.5 million for working capital.  The plant is being built on a site adjacent to the Hai Hua coke and methanol facility. Hai Hua has granted rights of way for construction access and other ongoing operations of the plant. The land for the construction of this plant was acquired from the Chinese government with the assistance of the Shandong Xue Cheng Economic Development Zone.

If either of SES Investments or Hai Hua desires to invest in another coal gasification project within Zaozhuang City, the other company has a right to participate in up to 25% of the investment. For the first twenty years, after the date that the plant becomes operational (the “Operational Date”), 95% of all net profits of the HH Joint Venture will be distributed to SES Investments. After the initial twenty years, the profit distribution percentages will be changed, with SES Investments receiving 10% of the net profits of the HH Joint Venture and Hai Hua receiving 90% of the HH Joint Venture’s net profits. The contract has a term of fifty years, subject to earlier termination if SES Investments either files for bankruptcy or becomes insolvent or if the syngas purchase contract between the HH Joint Venture and Hai Hua (discussed in more detail below) is terminated. Hai Hua has also agreed that the License Agreement is the sole property of SES Investments and its affiliated entities and that it will not compete with SES Investments, or its affiliated entities, with respect to fluidized bed gasification technology for the term of the HH Joint Venture.

In addition, Hai Hua has agreed to certain capacity and energy payments, when the plant is completed, with respect to syngas purchased from the HH Joint Venture pursuant to the terms and conditions of a purchase and sale contract. Hai Hua will (i) pay a monthly capacity fee and, subject to delivery, a monthly energy fee; (ii) provide piping to the plant for the acceptance of steam and coke oven gas from Hai Hua and for the delivery of syngas from the HH Joint Venture to Hai Hua; and (iii) coordinate its operations and maintenance so as to ensure Hai Hua purchases as much syngas as possible. The energy fee is a per Ncum of syngas fee calculated by a formula which factors in the monthly averages of the prices of design base coal, coke, coke oven gas, power, steam and water, all of which are components used in the production of syngas. The capacity fee is paid based on the capacity of the plant to produce syngas, factoring in the number of hours (i) of production and (ii) of capability of production as compared to the guaranteed capacity of the plant, which for purposes of the contract is 22,000 Ncum per hour of syngas.

The HH Joint Venture is contractually obligated to procure certain other necessary consumables for operation of the plant, provided, however, the HH Joint Venture is entitled to reimbursement for these costs through the payment of the energy fee. As part of its registered capital contribution to the HH Joint Venture, Hai Hua contributed approximately $480,000 in cash. Hai Hua is also required to provide up to 100,000 Ncum of coke oven gas and up to 600 tonnes of coke free to the HH Joint Venture during the first year of operation as start-up fuels for the gasifiers. Any requirements for coke or coke oven gas above these amounts shall be paid for by the HH Joint Venture. If Hai Hua is unable or unwilling to provide the required coke or coke oven gas, the plan will be deemed to be able to produce for purposes of calculating the capacity fee and Hai Hua will not be relieved of its payment obligations. Pursuant to the terms of the contract, the value of the items provided by Hai Hua to the HH Joint Venture (including the coke, coke oven gas, piping and acreage for the storage facilities) shall not exceed 5% of the equity of the HH Joint Venture.

Hai Hua is required to annually provide to the HH Joint Venture a preliminary syngas usage plan for that year, provided, however, that in no event shall the usage plan require less than 19,000, or more than 22,000 Ncum per hour of syngas. In connection with this, the HH Joint Venture shall annually provide a generation plan to Hai Hua which sets forth the anticipated syngas generation for that year, and it shall use its best efforts to match its generation plan with Hai Hua’s usage plan. If the HH Joint Venture produces more syngas than the capacity that Hai Hua is required to make capacity payments for under the contract, Hai Hua shall have a right of first refusal to purchase such excess amount.

The syngas to be purchased by Hai Hua is subject to certain quality component requirements set forth in the contract. All byproducts of the gasification process are the property of the HH Joint Venture. The HH Joint Venture is entitled to provide services and sell products which it produces other than syngas to third parties, but Hai Hua has a right of first refusal for any such sales. Hai Hua is obligated to pay the capacity fee regardless of whether they use the gasification capacity, subject only to availability of the plant and exceptions for certain events of force majeure.

The agreement terminates fifty years from the Operational Date. Upon termination of the agreement for any reason other than the expiration of the term, the HH Joint Venture will have the right to either produce syngas for other customers in its current location or dismantle the plant and move the plant to another location. Within two years of October 22, 2006, the date of the contract, Hai Hua may request that the HH Joint Venture expand its syngas production in order to assist in the production of methanol by a subsidiary of Hai Hua and the HH Joint Venture is required to negotiate such increased production in good faith. Hai Hua has made such a request and as of the date hereof, the HH Joint Venture is in negotiations regarding the details and pricing of the expansion project.

Golden Concord

SES Investments has entered into a co-operative joint venture contract with Inner Mongolia Golden Concord (Xilinhot) Energy Investment Co., Ltd. (“Golden Concord”) for the purpose of establishing SES — GCL (Inner Mongolia) Coal Chemical Co., Ltd. (the “GC Joint Venture”). The GC Joint Venture has been formed to (i) develop, construct and operate a coal gasification, methanol and DME production plant utilizing U-GAS® technology in the Xilinguole Economic and Technology Development Zone, Inner Mongolia Autonomous Region, China and (ii) produce and sell methanol, DME and the various byproducts of the plant, including fly ash, steam, sulphur, hydrogen, xenon and argon. Golden Concord is a subsidiary of one of China’s largest independent private power producers. The facility is expected to produce syngas which will be used as a feedstock for a 225,000 tonne per year methanol plant and, in turn, a 150,000 tonne per year DME plant. The project is currently moving through the approval process and we broke ground in June of 2007 with operations scheduled to begin by the end of 2008. SES Investments has agreed to contribute approximately $16.3 million in cash in exchange for a 51% ownership interest in the GC Joint Venture, and Golden Concord has agreed to contribute approximately $16 million in cash for a 49% ownership interest in the GC Joint Venture. The contributions of each of SES Investments and Golden Concord are payable in installments, with the first 20% due within ninety days of the date of the issuance of the GC Joint Venture’s business license.

The parties have agreed that the total required capital of the GC Joint Venture will be approximately $96 million, including the approximately $32 million in cash to be contributed by SES Investments and Golden Concord. The additional approximately $64 million will be provided by project debt to be obtained by the GC Joint Venture. SES Investments and Golden Concord have each agreed to guarantee any such project debt incurred by the GC Joint Venture, with SES Investments required to guarantee no less than 55% and no more than 60% of its debt, based on the percentage of the debt which relates to the gasification processes of the plant, and Golden Concord is required to guarantee the remainder. If either SES Investments or Golden Concord is unable to perform its guarantee obligations, the other party shall be required to use its best efforts to provide such guarantee and shall be entitled to a guarantee fee of 5.5% times the amount of the guarantee from the other party. If the other party is unable to provide such guarantee, it shall be deemed a material breach of the contract by the party that was originally unable to provide the guarantee and the ownership interests of such party shall be subject to the call rights described below.

SES Investments and Golden Concord are in the process of assisting the GC Joint Venture in obtaining approval of its feasibility study and environmental impact assessment, the issuance of its business license and any other consents or approvals which will be required to construct the plant. They are also assisting the GC Joint Venture in negotiating the construction contract for the plant. Once operational, the plant will supply methanol and DME to the merchant market, and may enter into long term offtake agreements. The GC Joint Venture will also sell the byproducts of the plant in either the open market or pursuant to long term offtake agreements to be negotiated. Upon the completion of the construction of Golden Concord’s coal mine in Baoyanbaolige, Inner Mongolia Autonomous Region, China, the GC Joint Venture will be required to purchase its coal requirements from Golden Concord unless the price for such coal is greater than the price from suitable alternatives that can be purchased by the GC Joint Venture in the open market.

The GC Joint Venture will be governed by a board of directors consisting of eight directors, four of which will be appointed by SES Investments and four of which will be appointed by Golden Concord. The right to appoint directors can be reduced or increased if the ownership interests of either party changes by 12.5%. The GC Joint Venture will also have officers that are appointed by SES Investments, Golden Concord and/or the board of directors pursuant to the terms of the GC Joint Venture contract. SES Investments and Golden Concord shall share the profits, and bear the risks and losses, of the GC Joint Venture in proportion to their respective ownership interests. The contract has a term of thirty years, subject to earlier termination if either SES Investments or Golden Concord files for bankruptcy or otherwise becomes insolvent.

SES Investments and Golden Concord have agreed to certain rights of first refusal and call rights with respect to their ownership interests in the GC Joint Venture. If either party desires to transfer all or any portion of their interests in the GC Joint Venture, other than to an affiliate, the other party shall have a right of first refusal to acquire such interests. In addition, Golden Concord has an option, in its sole discretion and for thirty months from the date that plant begins commercial operation, to acquire two percent (2%) of the registered capital of the GC Joint Venture from SES Investments. Each of SES Investments and Golden Concord also has an option to acquire all (but not a part of) the interest of the other party in the registered capital of the GC Joint Venture in the event of a material breach of the contract by such party which is not resolved pursuant to the terms of the contract.

SES Investments and Golden Concord have also agreed to certain penalties if certain milestones for the GC Joint Venture are not achieved. Golden Concord would be required to transfer a portion of its registered capital in the GC Joint Venture to SES Investments if certain water and power interconnections are not connected within a period of time after the start-up of the plant. The amount to be transferred is based on the percentage ownership interest held, costs incurred and capital invested. SES Investments would be required to pay liquidated damages to the GC Joint Venture if the gas capacity for the plant is not within a certain percentage of the target capacity for the plant. If the problem cannot be remedied pursuant to the requirements of the contract, SES Investments would have to transfer a portion of its registered capital in the GC Joint Venture to Golden Concord based on their percentage ownership interest held, costs incurred and capital invested.

YIMA

We have also entered into a non-binding preliminary co-operative agreement with YIMA Coal Industry Group Co. Ltd., a company partially owned by the Chinese government, for the construction of an approximately $250-$350 million integrated coal-to-methanol (ultimately into DME) plant in Henan Province, China. When completed, the plant is expected to have an hourly capacity of approximately 360,000 standard cubic meters of gross syngas and an annual capacity of 1 million tonnes of methanol or 660,000 tonnes of DME. The estimated total cost represents the estimated capital expenditures for both the gasification and methanol/DME portions of the plant. We are currently negotiating various documents related to this project, including operations and management agreements for the plant, coal purchase agreements, offtake agreements, and other related agreements, and this transaction remains subject to government approval and approval by the board of directors of each party.

CONSOL

We recently entered into an agreement with CONSOL Energy Inc., the largest producer of bituminous coal in United States (“CONSOL”), to investigate the development of coal-based gasification facilities to replace domestic production of various industrial chemicals that has been shut down due to the high cost of natural gas.  We will also investigate the feasibility of developing substitute natural gas (“SNG”) facilities to meet the demand for clean, affordable energy.  Under the agreement, we and CONSOL will perform engineering, environmental and marketing activities to analyze the feasibility of projects that would use coal gasification technology to convert coal from preparation plant tailings provided by CONSOL’s eastern coal mining complexes into higher-value products including methanol, ethanol, mixed alcohols, ammonia and SNG.  CONSOL produces over 20 million tons per year of coal preparation plant tailings that could be used to make valuable liquid and gas products instead of land-filling the coal trapped in this material as waste.  The projects will initially be focused geographically within Ohio, Pennsylvania and West Virginia. The agreement also requires completion of a successful project feasibility study and further negotiation of a definitive agreement by both parties before any projects will be undertaken.

Joint Development Agreement with Ashmore Energy International

On July 10, 2007, we entered into a Joint Development Agreement (the “Joint Development Agreement”) with Ashmore Energy International (“AEI”), pursuant to which we will seek to identify and jointly develop, finance and operate various projects involving the conversion of coal, or coal and biomass mixtures, into syngas using the U-GAS® technology (or other alternative technology). The Joint Development Agreement will be for all projects in emerging markets, which includes markets other than in North America, certain countries in the European Union, Japan, Australia and New Zealand. Our current projects with Hai Hua, Golden Concord and YIMA, and any future expansion of such projects, are specifically excluded from the Joint Development Agreement. In addition, we may continue to independently pursue equipment sales and licensing opportunities with customers who will use syngas predominately for their own internal consumption.

The types of projects subject to the Joint Development Agreement include:

•

Projects utilizing syngas or methane to produce refined products, such as methanol, ethanol, DME and ammonia

•

Industrial projects using syngas to generate thermal energy

•

Projects providing syngas to power plants which will use the syngas to product electricity

We and AEI shall seek to identify these types of projects and will then provide an exclusive offer to the other party to co-develop such projects. Both parties have the right, but not the obligation, to invest in up to 50% of the required equity in any project utilizing the U-GAS® technology originated by the other party. For any project that does not utilize the U-GAS® technology, the investment percentage to be offered to the non-originating party ranges from 0% to 35% depending on the type of project. As to any project, either party has the option to withdraw from development of the project at any time prior to a decision to proceed with the project by the board of directors by the applicable project joint venture company. Such decision may be evidenced by, among other things, funding the equity to develop a project, issuing notice to proceed under a construction contract, executing and performing under any other project contracts, or executing and delivering any documents related to the financing of any project.

The “lead developer” will be agreed to by the parties on a case-by-case basis for each project and in that capacity will be responsible for, among other things, obtaining government approvals, negotiating construction contracts and other agreements and acquiring any necessary financing or real estate to develop the project. For each project, we will provide engineering support, equipment and training, all at 110% of the direct cost of such support. We will make the U-GAS® technology available for all projects in the markets listed above, even if we are not invested in the project. To facilitate this, and as agreed to by GTI, the joint venture or AEI, as applicable, will be granted a license to use the U-GAS® technology for each project.  We will receive a one-time installation fee of $10 per Thermal MegaWatt/hr of dry syngas production for each project that utilizes the U-GAS® technology. For projects that we co-develop with AEI, the royalty rate shall be negotiated at the time of the development of such project, but the royalty shall in no event exceed $0.50 per MMBtu.

We will form project company joint ventures with AEI for each project that we co-develop.  The required capital investments of the parties will be determined based on the percentage ownership in that joint venture.  The joint ventures will be managed by a board of directors, with representation split between AEI and us also based on the percentage ownership in that joint venture, and will include standard supermajority voting ownership for material decisions.  The joint ventures will also have officers that are appointed by AEI and us, with the general manager and chief financial officer being appointed by AEI and the deputy general manager and operations manager being appointed by us.

The Joint Development Agreement has a term of five years, subject to the rights of either party to terminate upon a default, subject to applicable cure periods.  Although we are required to continue to provide the support services for any continuing projects, such obligation will cease on the second anniversary of the termination of the Joint Development Agreement.  We have the right to terminate the agreement if AEI has not identified and presented, in accordance with defined procedures, at least four prospective projects (as such term is defined in the Joint Development Agreement), within the first twelve months, to the project committee, comprised of two representatives from each party. In addition, if AEI has not purchased 2,000,000 shares of our common stock on or before September 15, 2007, we may terminate the Joint Development Agreement.  As of the date of this filing we have not elected to exercise this right.

Suppliers

We believe that we have developed an internal capability that allows for the cost effective and timely sourcing of equipment for its current projects in China. China has rapidly expanded its industrial manufacturing and construction capabilities which has reduced the cost and build time of traditional sources of supply. We have been successful in locating and contracting with a number of key suppliers of major equipment and services. We also intend to utilize Chinese sourced major equipment in projects located in the United States and elsewhere.

A Chinese supplier of air separation equipment is supplying the oxygen production equipment for the Hai Hua plant. The demand for air separation equipment worldwide has created long lead times and inflated costs for most suppliers of such equipment. By utilizing this supplier, we were able to source this piece of equipment on an acceptable schedule and at a cost significantly below alternative prices.

A leading supplier of pressure vessel and heat exchanger equipment in China was contracted to build the gasifier vessels and heat recovery units for the Hai Hua plant. This supplier has built major thermal equipment for industries ranging from coal power generation to nuclear energy and has successfully met our quality, schedule and pricing demands.

An international industrial construction firm was contracted to build the Hai Hua facility. This firm has built large scale industrial facilities throughout China and the world. By being able to deploy a large dedicated skilled labor force to their projects, they have provided us with resources necessary to complete the Hai Hua project.

Research and Development

During the fiscal years ended June 30, 2007 and 2006, we spent $304,086 and $373,282, respectively, for research and development primarily related to the development and fuel testing of coal as well as the development of engine generators using syngas as fuel. During the years ended June 30, 2007 and 2006 we spent $198,040 and $158,406 on engineering salaries, respectively. We plan to continue increasing internal research and development with a goal of offering our customers the best and most efficient clean coal solutions.

Governmental and Environmental Regulation

Our operations are subject to stringent federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Numerous governmental agencies, such as the U.S. Environmental Protection Agency and various Chinese authorities, issue regulations to implement and enforce such laws, which often require difficult and costly compliance measures that carry substantial administrative, civil and criminal penalties or may result in injunctive relief for failure to comply. These laws and regulations may require the acquisition of a permit before operations at a facility commence, restrict the types, quantities and concentrations of various substances that can be released into the environment in connection with such activities, limit or prohibit construction activities on certain lands lying within wilderness, wetlands, ecologically sensitive and other protected areas, and impose substantial liabilities for pollution resulting from our operations. We believe that we are in substantial compliance with current applicable environmental laws and regulations and we have not experienced any material adverse effect from compliance with these environmental requirements.

In China, the development and construction of gasification facilities is highly regulated. In the development stage of a project, the key government approvals relate to the project’s environmental impact assessment report, feasibility study (also known as the project application report) and, in the case of a Sino-foreign joint venture, approval of the joint venture company’s joint venture contract and articles of association. Approvals in China are required at the municipal, provincial and/or central government levels depending on the total investment in the project. For example, the Chinese government has recently promulgated new project approval requirements for infra-structure projects related to coal-to-methanol plants. China’s NDRC, or its provincial or municipal counterparts, must approve new projects based on a minimum production requirement of 1,000,000 tonnes or greater capacity per year for coal-to-methanol plants.

Although we do not believe that this would invalidate any of our existing permits, our future joint ventures in China relating to coal-to-methanol plants will have to abide by these guidelines.

Although we have been successful in obtaining the permits that are required at a given stage with respect to the HH Joint Venture and the GC Joint Venture, any retroactive change in policy guidelines or regulations or an opinion that the approvals that have been obtained are inadequate, either at the federal, provincial or state level, could require us to obtain additional or new permits or spend considerable resources on complying with such regulations. Other developments, such as the enactment of more stringent environmental laws, regulations or policy guidelines, could require us to incur significant capital expenditures.

Employees

As of June 30, 2007, we had 51 employees. None of our employees are represented by any collective bargaining unit. We have not experienced any work stoppages, work slowdowns or other labor unrest. We believe that our relations with our employees are good.

Risks Factors

We are a newly organized company and our business strategies may not be accepted in the marketplace.

We began operations in November of 2003 as Synthesis Energy Systems, Inc., a corporation formed under the laws of the British Virgin Islands, and have a limited operating history.  Our proposed business strategies described in this prospectus incorporate our senior management’s current best analysis of potential markets, opportunities and difficulties that face us.  No assurance can be given that the underlying assumptions accurately reflect current trends in the energy services industry or our consumers’ reaction to our products and services or that such products or services will be successful.  In addition, our business strategies may and likely will change substantially from time to time as our senior management reassesses its opportunities and reallocates its resources, and any such strategies may be changed or abandoned at any time.  Our business strategies remain untested and there is no assurance that such strategies can be successfully implemented and executed.

We will utilize a technology with a limited commercial history.  If the U-GAS® technology fails to gain or loses market acceptance, our business will suffer.

Although GTI is one of the world’s leading energy research and development organizations with well-equipped research facilities, it does not have marketing resources to fully commercialize its U-GAS® technology.  To date, U-GAS® technology has not been used in a large number of commercial facilities.   There is a risk that U-GAS® technology will not meet reliability or efficiency targets.  If U-GAS® technology is not generally accepted as a low cost energy alternative and we are unable to effectively manage the implementation of U-GAS® technology, our business and operating results could be seriously harmed.

We will require additional funding, and our failure to raise additional capital necessary to support and expand our operations could reduce our ability to compete and could harm our business.

We plan to spend the following within the next twelve months: (i) approximately $4 million of start-up costs related to the Hai Hua project; (ii) approximately $1.5 million of working capital related to the Hai Hua project; (iii) an equity contribution of approximately $3.3 million related to our joint venture with Golden Concord (described under “Business—Current Projects”) which is due within 90 days of the date of the issuance of the business license for the joint venture and an additional $13 million, if all necessary permits and approvals relating to Golden Concord joint venture are received in a timely manner; and (iv) approximately $10.5 million of operating and development costs.  See “Plan of Operations” for more information.

As of June 30, 2007, we had approximately $17 million of cash in our bank accounts, approximately $12 million of our cash was in our Hai Hua joint venture.  As described in more detail under “Business—Current Projects,” our subsidiary Synthesis Energy Systems Investments, Inc. and Golden Concord have each agreed to guarantee any project debt incurred by the Golden Concord joint venture in addition to the equity contributions to be made to the Golden Concord joint venture.  The banks which may provide such project debt have discretion as to whether they will accept such a guarantee. If either party is unable to provide such guarantee or provide alternative financing, it shall be deemed a material breach of the joint venture contract and the ownership interests of such party shall be subject to the call rights described under “Business—Current Projects.”  If we are unable to obtain or provide these guarantees or alternative financing, it could materially affect our financing costs and our ability to finance future projects.

As described in more detail in “Plan of Operations,” over the next twelve months, we also plan to continue to advance the commercial development of U-GAS® based projects in China and selected locations in the United States, and to further expand our engineering and project execution team to complete future projects which are currently contemplated.  We will need to raise additional funds sooner in order to fund more rapid expansion, cover unexpected construction costs or delays, replace flawed equipment, develop new or enhanced energy services or products, respond to competitive pressures or to acquire complementary energy related products, services, businesses or technologies.  We intend to rely on commercial banks to finance or refinance some portion of our project costs.  We may also offer debt or equity securities to fulfill our other cash requirements.  There can be no assurances that financing will be available to us in the future on acceptable terms or at all.  If we cannot raise required funds on acceptable terms, we may not be able to, among other things (i) develop, implement or enhance our energy related products and services; (ii) negotiate and enter into new gasification plant development contracts; (iii) expand our operations; (iv) hire and train employees; or (v) respond to competitive pressures or unanticipated capital requirements.

The termination of our license agreement with GTI or our joint ventures with Hai Hua and Golden Concord would materially adversely affect our business and results of operations.

Our license agreement with GTI for U-GAS® technology (described under “Business—GTI Agreements – License Agreement”) and our joint ventures with Hai Hua and Golden Concord (described under “Business—Current Projects”) are essential to us and our future development.  The license agreement terminates on August 31, 2016, but may be terminated by GTI upon certain events of default if not cured by us within specified time periods.  In addition, after the two extension periods provided under the license agreement, there is no assurance that we will succeed in obtaining an extension of the term of the license in the future at a royalty rate that we believe to be reasonable or at all.  Our joint venture with Hai Hua terminates on July 6, 2056, but may be terminated due to certain events of bankruptcy and if the purchase and sale contract for syngas is terminated.  The purchase contract with Hai Hua terminates on October 22, 2026, but may be terminated by Hai Hua upon certain events of default.  In addition, the joint venture with Golden Concord terminates on May 25, 2037, but may be terminated due to certain events of bankruptcy or insolvency.  Termination of either of the joint ventures would require us to seek another collaborative relationship in that territory. There is no assurance that a suitable alternative third party would be identified, and even if identified, there is no assurance that the terms of any new relationship would be commercially acceptable to us.

Our lack of an operating history or any meaningful revenue or profits makes it difficult to evaluate our business prospects and there can be no assurance of our future profitability.

We are a development stage company and our lack of operating history or meaningful revenue precludes us from forecasting operating expenses based on historical results.  If we are unable to develop or implement our joint venture projects or U-GAS® technology and successfully enter into and implement contracts with industrial complexes, and provide energy services to these customers and reduce their energy costs and manage our business and operations, we may never achieve profitability.  You should evaluate our business and prospects given the risks, difficulties, expenses and challenges we may encounter because we are a development stage company in a rapidly evolving market.  Even if we do achieve profitability, it may not be sustainable, and we cannot predict the level of such profitability.

Our products and services are in an early stage of development and we may never be able to reach agreement regarding the completion of a project.

All of our other potential development opportunities are in the early stages of development and/or contract negotiations.  Our joint ventures with Hai Hua and Golden Concord discussed herein under “Business – Current Projects” are currently our only negotiated contracts.  We must undertake the time consuming and costly process of fulfilling the requirements of requests for proposals and negotiating contracts before offering our services to industrial complexes.  We are unsure of when, if ever, many of these contracts will be negotiated, executed and implemented.  There are many reasons that we may fail in our efforts to negotiate, execute and implement contracts with our target customers to provide cost efficient energy services, including the possibility that: (i) our products and services will be ineffective; (ii) our products and services will be cost prohibitive or will not achieve broad market acceptance; (iii) competitors will offer superior products and services; or (iv) competitors will offer their products and services at a lower cost.

We will manage the design, procurement and construction of our plants.  If our management of these issues fails, our business and operating results could suffer.

For our joint ventures with Hai Hua and Golden Concord (described under “Business—Current Projects”), and possibly for other projects we may work on in the future, we are managing plant design, procurement of equipment, and supervising construction.  Most of this work has been or will be subcontracted to third parties.  We are coordinating and supervising these tasks.  We believe that this is the most time and cost effective way to build gasification plants in China and elsewhere, but we do bear the risk of cost and schedule overruns and quality control.  If we do not properly manage the design, procurement and construction of our plants, our business and operating results could be seriously harmed.  Furthermore, as we continue to improve U-GAS® technology, we may decide to make changes to our equipment which could further delay the construction of our plants.

Our results of operations could be negatively affected by potential fluctuations in exchange rates with China.

Any decrease in the value of the U.S. dollar in relation to foreign currencies could increase the cost of the services provided to us upon contract expirations.  There can be no assurance that we will be able to offset any such increases and any failure to do so could have a material adverse effect on our business, financial condition and results of operations.  We may in the future engage in hedging activities to protect operations and future obligations in foreign currencies, which could adversely affect our business and operating results.

We are also exposed to foreign currency exchange rate risks as a result of our business in China. Although the Chinese Yuan has historically been largely pegged to the U.S. dollar, which has minimized our foreign currency exchange rate risk in China, recently the Chinese Yuan has been allowed to float against to the U.S. dollar, and therefore, we will be exposed to additional foreign currency exchange rate risk.  This risk will also increase as we continue to increase our activities in other foreign countries.

Our operations in China may be adversely affected by evolving economic, political and social conditions.

Our operations are subject to risk inherent in doing business internationally. Such risks include the adverse effects on operations from war, international terrorism, civil disturbances, political instability, governmental activities and deprivation of contract and property rights. In particular, since 1978, the Chinese government has been reforming its economic and political systems, and we expect this to continue. Although we believe that these reforms have had a positive effect on the economic development of China and have improved our ability to do business in China, we cannot assure you that these reforms will continue or that the Chinese government will not take actions that impair our operations or assets in China. In addition, periods of international unrest may impede our ability to do business in other countries and could have a material adverse effect on our business and results of operations.

Long term offtake agreements could be difficult to enforce because of China’s underdeveloped legal system.

Our project level subsidiary revenues may be derived from long term offtake agreements for syngas, power and other commodities.  If a commodity purchaser ceases payment, there is less certainty under China’s legal system to seek remedies as compared to Western countries.  We will seek to mitigate this risk by (i) obtaining all requisite government approvals, (ii) developing projects with good underlying economics, (iii) developing modular plants that can be moved away in an extreme circumstance, (iv) using local banks to finance a majority of our project costs, and (v) including enforceable arbitration provisions in all project agreements.  The success of our business depends in part on our ability to successfully negotiate, implement and manage the offtake agreements.  As a result, our business and financial condition would be materially adversely affected if we are unable to mitigate the offtake agreement risks.

A portion of our revenues will be derived from the merchant sales of commodities and our inability to obtain satisfactory prices could have a material adverse effect on our business.

In addition to long term offtake agreements, in certain circumstances, we plan to sell methanol, DME, hydrogen, nitrogen, elemental sulfur, ash and other commodities into the merchant market.  These sales may not be subject to long term offtake agreements and the price will be dictated by the then prevailing market price.  Revenues from such sales may fluctuate and may not be consistent or predictable.  Our business and financial condition would be materially adversely affected if we are unable to obtain satisfactory prices for these commodities or if prospective buyers do not purchase these commodities.

Our results of operations may fluctuate.

Our operating results have varied on a quarterly basis during our short operating history and may fluctuate significantly as a result of a variety of factors, many of which are outside our control.  Factors that may affect our quarterly operating results include: (i) our ability to retain new customers;  (ii) the announcement or introduction of services and products by us or our competitors; (iii) the success and acceptance of U-GAS® technology; (iv) pricing competition; (v) shortages of equipment, raw materials, or fuel; (vi) approvals by various government agencies; (vii) the inability to obtain land use rights for our projects; and (viii) general economic conditions as well as economic conditions specific to the energy industry.

We are dependent on key personnel who would be difficult to replace.

Our performance is substantially dependent on the continued services and on the performance of our senior management and other key personnel.  Our performance also depends on our ability to retain and motivate our officers and key employees.  The loss of the services of any of our executive officers or other key employees could have a material adverse effect on our business, results of operations and financial condition.  Although we have employment agreements, which include non-competition provisions, with Timothy Vail, our President and Chief Executive Officer, David Eichinger, our Chief Financial Officer and certain other of our key employees, as a practical matter, those agreements will not assure the retention of our employees and we may not be able to enforce all of the provisions in either employment agreement, including the non-competition provisions.  Our future success also depends on our ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, marketing and customer service personnel.  Competition for such personnel is intense, and there can be no assurance that we will be able to successfully attract, integrate or retain sufficiently qualified personnel.  In addition, because a large portion of operations are currently in China, we will be required to retain personnel who reside in, or are willing to travel to, and who speak the language and understand the customs of, China.  Our inability to retain these types of individuals could have a material adverse effect on our business, results of operations and financial condition.

Our success will depend in part on our ability to grow and diversify, which in turn will require that we manage and control our growth effectively.

Our business strategy contemplates growth and diversification.  As we add to our services, our number of customers, and our marketing and sales efforts, our operating expenses and capital requirements will increase.  Our ability to manage growth effectively will require that we continue to expend funds to improve our operational, financial and management controls, as well as reporting systems and procedures.  In addition, we must effectively expand, train and manage our employees.  We will be unable to manage our business effectively if we are unable to alleviate the strain on resources caused by growth in a timely and successful manner.  There can be no assurance that we will be able to manage our growth and a failure to do so could have a material adverse effect on our business.

We face intense competition.  If we cannot gain a market share among our competition, we may not earn revenues and our business may be harmed.

The business of providing energy is highly competitive.  In the gasification market, large multi-national industrial corporations such as General Electric, Shell, ConocoPhillips and Siemens (with entrained flow technologies), and smaller Chinese firms (with low pressure technologies) offer coal gasification equipment and services. Although we do not directly compete with the multi-national industrial corporations, their activities in the marketplace may negatively impact our operations and our ability to attract quality projects.   In addition, new competitors, some of whom may have extensive experience in related fields or greater financial resources, may enter the market.  Increased competition could result in a loss of contracts and market share.  Either of these results could seriously harm our business and operating results.  In addition, there are a number of gasification and conventional, non-gasification, coal-based alternatives for producing heat and power that could compete with our technology in specific situations.   If we are unable to effectively compete with other sources of energy, our business and operating results could be seriously harmed.

In our areas of operation, the projects we intend to build will face rigorous environmental regulations, review and approval.  There is no assurance that we will be able to obtain such approvals or maintain them once granted.

Our operations are subject to stringent federal, state and local laws and regulations governing the discharge of materials into environment or otherwise relating to environmental protection.  Numerous governmental agencies, such as the U.S. Environmental Protection Agency and various Chinese authorities, issue regulations to implement and enforce such laws, which often require difficult and costly compliance measures that carry substantial administrative, civil and criminal penalties or may result in injunctive relief for failure to comply.  These laws and regulations may require the acquisition of a permit before operations at a facility commence, restrict the types, quantities and concentrations of various substances that can be released into the environment in connection with such activities, limit or prohibit construction activities on certain lands lying within wilderness, wetlands, ecologically sensitive and other protected areas, and impose substantial liabilities for pollution resulting from our operations.  We believe that we are in substantial compliance with current applicable environmental laws and regulations and we have not experienced any material adverse effect from compliance with these environmental requirements.

In China, developing and constructing gasification facilities is highly regulated.  In the development stage of a project, the key government approvals are the project’s environmental impact assessment report, feasibility study (also known as the project application report) and, in the case of a Sino-foreign joint venture, approval of the joint venture company’s joint venture contract and articles of association.  Approvals in China are required at the municipal, provincial and/or central government levels depending on the total size of the investment in the project.

Although we have been successful in obtaining the permits that are required at this stage of our development, any retroactive change in policy guidelines or regulations or an opinion that the approvals that have been obtained are inadequate, either at the federal, municipal, provincial or state level, as applicable, could require us to obtain additional or new permits or spend considerable resources on complying with such regulations.  Other developments, such as the enactment of more stringent environmental laws, regulations or policy guidelines, could require us to incur significant capital expenditures.

We may have difficulty managing the government approval process which could delay the implementation of our business strategy.

Selling syngas, electricity and other commodities is highly regulated in many markets around the world.  We believe our projects will be supported by the governmental agencies in which they will operate because coal-based technologies, which put less of a burden on the environment, are generally encouraged by most governments.  However, in China and other developing markets, the regulatory environment is often uncertain and can change quickly, often with contradictory regulations or policy guidelines being issued.  In some cases, government officials have different interpretations of such regulations and policy guidelines and project approvals that are obtained by us could later be deemed to be inadequate.  Furthermore, new policy guidelines or regulations could require that additional levels of approval be obtained.  If we are unable to effectively manage the government approval process in China and other markets in which we intend to operate, our business prospects and operating results could be seriously harmed.

New regulations relating to minimum production requirements for coal-to-methanol plants recently promulgated by the Chinese government could materially adversely affect our project development.

The Chinese government has recently promulgated new project approval requirements for infra-structure projects related to coal-to-methanol plants.  China’s National Development and Reform Commission (“NDRC”), or its provincial or municipal counterparts, must approve new projects based on a minimum production requirement of 1,000,000 tons or greater capacity per year for coal-to-methanol plants.  Furthermore, although we do not believe that this would invalidate any of our existing permits, we will be required to comply with these requirements for our future joint ventures in China.  Any delays in obtaining or failure to obtain these required approvals, if any, for future coal-to-methanol plants could materially adversely affect our ability to develop additional projects of these types in China.

Joint ventures that we enter into present a number of challenges that could have a material adverse effect on our business and results of operations.

Our joint venture with Hai Hua represents a substantial portion of our expected revenue over the next twelve months.  In addition, as part of our business strategy, we may enter into other joint ventures or similar transactions, some of which may also be material.  These transactions typically involve a number of risks and present financial, managerial, and operational challenges, including the existence of unknown potential disputes, liabilities, or contingencies that arise after entering into the joint venture related to the counterparties to such joint ventures, with whom we share control.  We could experience financial or other setbacks if transactions encounter unanticipated problems due to challenges, including problems related to execution or integration.  Any of these risks could reduce our revenues or increase our expenses, which could adversely affect our results of operations.  In addition, Hai Hua and Golden Concord will, and any other joint ventures that we enter into could, be included in our consolidated financial statements.  We will rely on personnel in China to compile this information and deliver it to us in a timely fashion so that the information can be incorporated into our consolidated financial statements prior to the due dates for our annual and quarterly reports.  Any difficulties or delays in receiving this information or incorporating it into our consolidated financial statements could impair our ability to file these annual and quarterly reports.

We are dependent on the availability and cost of fuel supplies and our inability to obtain a low cost source could have an impact on our business.

Our projects may depend on the supply of low cost fuel, the supply of which could be interrupted by shortages and/or transportation bottlenecks.  We intend to locate projects in areas where low cost fuels are available, or where low cost fuels can be moved to a project site by bulk commodity transport services, thereby eliminating transportation bottlenecks.  If we are unable to effectively obtain a source of low cost feedstock for our projects, our business and operating results could be seriously harmed.

Limited continuing rights of prior licensees of U-GAS® technology could limit the exclusivity of our license and materially adversely affect our business and results of operations.

Prior to granting us an exclusive license to manufacture, make, use and sell worldwide both U-GAS® coal gasification systems and coal and biomass mixture gasification systems that utilize coal and biomass blends having feedstock materials containing up to 60% coal and no more than 40% biomass, GTI licensed U-GAS® technology to five other entities.  We rely on our exclusive license with GTI for U-GAS® technology to negotiate, enter into and implement contracts with partners and customers and to further develop our business and operations.  Certain predecessor licensees may have limited continuing rights under their license agreements with GTI or may have sublicensed the technology.  Although neither we nor GTI are aware of any continued use or development of U-GAS® technology by any of these prior licensees or sublicensees, it is possible that the exclusivity of our license of U-GAS® technology may be restricted in certain areas of the world.  If such rights do in fact exist, GTI does not intend to provide technical or any other support to such licensees.  Despite this, any such limitations on the exclusivity of the license could have a materially adverse effect on our business and results of operations.

We face the potential inability to protect our intellectual property rights which could have a material adverse effect on our business.

We rely on proprietary technology from GTI.  Our license agreement with GTI for U-GAS® technology (described under “Business—GTI Agreements – License Agreement”) is a critical component of our business.  GTI’s proprietary technical know-how is critical to the use of the technology and all of the prior patents granted around U-GAS® technology have expired.  We are improving the technology and we plan to create new technologies around the core U-GAS® technology and seek patent protections for these improvements and new technologies.  Proprietary rights relating to U-GAS® technology are protected from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents or are maintained in confidence. There can be no assurance that patents will be issued from any pending or future patent applications owned by or licensed to us or that the claims allowed under any issued patents will be sufficiently broad to protect our technology.  In addition, our ability to obtain patent protection may be affected by the terms of our license agreement with GTI for U-GAS® technology.  In the absence of patent protection, we may be vulnerable to competitors who attempt to copy our technology or gain access to its proprietary information and technical know-how.  In addition, we rely on proprietary information and technical know-how that it seeks to protect, in part, by confidentiality agreements with its collaborators, employees, and consultants. There can be no assurance that these agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets will not otherwise become known or be independently developed by competitors.

Proceedings initiated by us to protect our proprietary rights could result in substantial costs to us. There can be no assurance that our competitors will not initiate litigation to challenge the validity of our patents, or that they will not use their resources to design comparable products that do not infringe upon our patents. There may also be pending or issued patents held by parties not affiliated with us that relate to our products or technologies.  We may need to acquire licenses to, or contest the validity of, any such patents. There can be no assurance that any license required under any such patent would be made available on acceptable terms or that we would prevail in any such contest. We could incur substantial costs in defending ourselves in suits brought against us or in suits in which we may assert our patent rights against others. If the outcome of any such litigation is unfavorable to us, our business and results of operations could be materially and adversely affected.

Foreign laws may not afford us sufficient protections for our intellectual property, and we may not be able to obtain patent protection outside the United States.

Despite continuing international pressure on the Chinese government, intellectual property rights protection continues to present significant challenges to foreign investors, and, increasingly, Chinese companies.  Chinese commercial law is relatively undeveloped compared to the commercial law in many of our other major markets and limited protection of intellectual property is available in China as a practical matter. Although we have taken precautions in the operations of our Chinese subsidiaries to protect our intellectual property, any local design or manufacture of products that we undertake in China could subject us to an increased risk that unauthorized parties will be able to copy or otherwise obtain or use our intellectual property, which could harm our business.  We may also have limited legal recourse in the event we encounter patent or trademark infringement.  Uncertainties with respect to the Chinese legal system may adversely affect the operations of our Chinese subsidiaries.  China has put in place a comprehensive system of intellectual property laws; however, incidents of infringement are common and enforcement of rights can, in practice, be difficult.  If we are unable to manage our intellectual property rights, our business and operating results may be seriously harmed.

We will be subject to the requirements of Section 404 of the Sarbanes-Oxley Act.  If we are unable to timely comply with Section 404 or if the costs related to compliance are significant, our profitability, stock price and results of operations and financial condition could be materially adversely affected.

We will be required to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 for the fiscal year ending June 30, 2008.  Section 404 requires that we document and test our internal control over financial reporting and issue management’s assessment of our internal control over financial reporting.  We are a small company with limited financial resources and our finance and accounting staff is very limited.  We have recently started our review of our existing internal control structure and will need to hire additional personnel or consultants in connection with our review.

We believe that the out-of-pocket and other additional costs, the diversion of management’s attention from running the day-to-day operations and operational changes caused by the need to comply with the requirements of Section 404 could be significant.  If the time and costs associated with such compliance exceed our current expectations, our results of operations could be affected.

We cannot be certain at this time that we will be able to successfully complete the procedures, certification and attestation requirements of Section 404 or that we or our auditors will not identify material weaknesses in internal control over financial reporting.  If we fail to satisfy the requirements of Section 404 on a timely basis investors could lose confidence in our financial statements, which in turn could harm our business and negatively impact the trading price of our common stock.

We may have a contingent liability arising out of the issuance of shares by Tamborine.

As discussed elsewhere herein, Synthesis Energy Systems, Inc., a corporation formed under the laws of the British Virgin Islands (“Synthesis BVI”), and Synthesis Energy Systems, LLC, a West Virginia limited liability company (“Synthesis LLC”), were formed as sister companies in November of 2003 to engage in the business of development and commercialization of U-GAS® technology.  The founders of Synthesis BVI believed that it was important to be a publicly traded company in order to obtain the capital necessary to engage in this business.  Tamborine Holdings, Inc., a shell company trading on the Pink Sheets (“Tamborine”), a centralized quotation service that collects and publishes market maker quotes for securities traded in the over-the-counter market (the “Pink Sheets”), was receptive to a combination transaction with Synthesis BVI.  As such, on April 18, 2005, pursuant to the terms of an Agreement and Plan of Merger (the “Agreement”), SES Acquisition Corporation, a wholly-owned subsidiary of Tamborine, merged with and into Synthesis Energy Holdings, Inc., a Florida corporation (“Synthesis Florida”), whereby the holders of common stock of Synthesis Florida became shareholders of, and Synthesis Florida became a wholly-owned subsidiary of, Tamborine.  As a condition of the above merger, Synthesis Florida completed a restructuring whereby each of Synthesis BVI and Synthesis LLC became wholly owned subsidiaries of Synthesis Florida.  On April 27, 2005, Tamborine changed its name to “Synthesis Energy Systems, Inc.” and on June 27, 2005, reincorporated in the state of Delaware.  At the time of the merger, there were 100,000,000 shares of Tamborine common stock outstanding, 94,000,000 of which were cancelled in connection with the merger.  The remaining 6,000,000 shares became shares of our common stock as a result of the name change and the reincorporation.  An additional 21,000,000 “restricted” shares were issued as consideration in the merger to former shareholders of Synthesis Florida, all of whom were accredited investors.

Tamborine made numerous representations and warranties in the Agreement, including a representation that all prior offers and sales of its common stock were duly registered or exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) or any applicable state securities laws.  As noted above, one of the principal reasons that Synthesis Florida completed the merger was to have access to a public trading market, and Tamborine had represented that its shares were eligible for trading, and in fact were trading, on the Pink Sheets.  Our current management team, which took office beginning in May of 2006, re-examined the facts surrounding the Tamborine issuances prior to the merger and now believes that Tamborine’s representation in the Agreement as to its compliance with federal and state securities laws was incorrect.  Although our current management has not been able to locate any definitive records regarding the prior issuances of Tamborine, they have been able to determine the following details.

Tamborine was formed in May 2004, and in connection with its formation, issued 100,000,000 shares of its common stock to its three founders, including IFG Investment Services, Inc. (“IFG”).  The certificates issued to two of the three founders contained the appropriate restrictive legend limiting transfer of the shares as is customary in an unregistered private placement.  However, the certificate issued to IFG for 7,500,000 shares was apparently issued without such restrictive legends.  In June 2004, IFG delivered its certificate to Transfer Online, which thereafter began acting as the transfer agent for Tamborine’s common stock.  Subsequently, on December 2, 2004, IFG sold these shares to Ford Allen, Inc., and 1,500,000 of these shares were subsequently cancelled by us.  In January 2005, a broker-dealer diligence form was filed by Tamborine with the Pink Sheets under Rule 15c2-11 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), stating that 6,000,000 shares of Tamborine common stock had been sold in 2004 pursuant to an exemption from registration under Rule 504 of the Securities Act.  It is our belief that this Rule 15c2-11 form was filed to permit trading of the common stock of Tamborine on the Pink Sheets.  On March 29, 2005, a second Rule 15c2-11 filing was made by Tamborine which stated that there were 7,500,000 freely tradable shares in the “float,” meaning that those shares could be traded on the Pink Sheets, and also stating that 6,000,000 shares had been sold in 2004 to three investors in Texas under Rule 504.

It is our belief that 6,000,000 shares of the 7,500,000 shares that were represented to be “freely tradable” in Tamborine’s second 15c2-11 filing, and which remained outstanding after the merger, were not in fact freely tradable when issued.  As noted above, there are no available definitive records, other than the two Rule 15c2-11 filings, regarding the issuance of those shares or the possible exemptions from registration under federal and state securities laws that were used to issue the shares or permit trading of the shares on the Pink Sheets.  IFG has not provided an opinion of counsel confirming that these shares were issued, and subsequently transferred, subject to an available exemption. Moreover, the representation in the 15c2-11 filing that issuing these shares under Rule 504 permits those shares to become “freely tradable” is likely not correct.  Under Rule 504, any shares sold thereunder are “restricted” shares and may not be sold in the public markets without the use of an exemption from registration.  We believe that IFG may have based its view on an incorrect and outdated interpretation of Rule 504.  This means that resales of these shares by IFG and subsequently Ford Allen, Inc. on the Pink Sheets may have been in violation of applicable securities laws because the shares were in fact restricted.  Trading by subsequent holders may have been in accordance with applicable securities laws based on other available exemptions, but we do not have any documentation to confirm any such conclusions.

We have taken a number of steps to deal with these issues.  We contacted all stockholders who purchased shares of common stock in our May 2005 and August 2006 private placements to inform them of these issues and gave them the opportunity to have the aggregate purchase price that they paid returned, plus interest.  The offer period expired on March 20, 2007, and none of the stockholders elected to accept the offer.  We also filed a currently effective registration statement on Form SB-2 to (a) cause us to become a reporting company under the Exchange Act, which simplifies the use of Rule 144 to trade our securities for eligible stockholders, provides information that is more complete to stockholders and is a key requirement for listing on a national securities exchange, and (b) register resales of shares held by certain of our stockholders, which provides them with an opportunity to dispose of shares using the registration statement without any limitations on volume or concerns about the issues noted above.  Tamborine’s ‘‘promoters’’ or their ‘‘affiliates’’ and their transferees, within the meaning of the Securities Act, both before and after the merger (as described in “Business–General”), are deemed to be ‘‘underwriters’’ within the meaning of the Securities Act. Any commissions or discounts given to any such broker-dealer may be regarded as underwriting commissions or discounts under the Securities Act.  As such, regardless of technical compliance with Rule 144 under the Act, because Tamborine was a shell company prior to the merger, Rule 144 will be unavailable to its promoters and affiliates and their transferees.

As noted above, many aspects of these events cannot be corroborated by documentary evidence or otherwise.  In addition, there is not sufficient evidence relating to the trading history of our common stock to analyze the range of potential damages, if any, arising out of these events.  In fact, the trading price for our stock has generally increased since we began trading on the Pink Sheets, and we have made progress in executing our business strategy, so it is possible that these events have not generated significant liabilities.  Of course, federal and state regulatory agencies could also examine these events and commence proceedings against us, our officers and directors (former and current) and the other individuals involved.  We do maintain officer and director liability insurance, and would of course utilize that coverage, if it is available under the terms of the policy, in the event any liabilities are assessed against officers and directors. Given the above facts, it is not possible at this time to predict the likelihood that we will in fact have any liability arising out of these events or the amount of such liability, if any.

Item 2.

Description of Property

Our corporate office occupies approximately 3,500 square feet of leased office space in Houston, Texas. We also lease approximately 5,000 square feet of office space in Shanghai, China and we also lease a small office in Beijing, China. Over time, additional facilities may be required as we add personnel to advance our commercial and technical efforts.

Item 3.

Legal Proceedings

Neither we nor any of our property is subject to any material pending legal proceedings.

Item 4.

Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.

Market for Common Stock and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Price for Common Stock

Our common stock has been quoted on the Pink Sheets since March 29, 2005. On May 25, 2005, we changed our symbol on the Pink Sheets from “TMBH” to “SYMX” and our common stock is currently trading on the Pink Sheets under that symbol.

The following table sets forth the range of the high and low sale prices, as reported by the Pink Sheets, for our common stock for the periods indicated.

Sales Price
Year Ending June 30, 2006:	High	Low
First Quarter	$ 6.00	$ 5.00
Second Quarter	$ 7.25	$ 5.75
Third Quarter	$ 9.75	$ 5.00
Fourth Quarter	$ 6.50	$ 3.00

Year Ending June 30, 2007:
First Quarter	$ 8.00	$ 6.00
Second Quarter	$ 7.50	$ 5.50
Third Quarter	$ 6.75	$ 5.00
Fourth Quarter	$ 11.00	$ 5.70

As of June 30, 2007, our authorized capital stock consists of 100,000,000 shares of common stock, of which 30,187,615 shares of common stock were issued and outstanding. As of such date, there were approximately 300 holders of record of our common stock.

Dividend Policy

We have not paid dividends on our common stock and do not anticipate paying cash dividends in the immediate future as we contemplate that our cash flows will be used for continued growth of our operations. The payment of future dividends, if any, will be determined by the Board in light of conditions then existing, including our earnings, financial condition, capital requirements, and restrictions in financing agreements, business conditions and other factors.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth information regarding our existing equity compensation plans as of June 30, 2007.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1) (3)	5,662,500 (2)	3.50	333,600 (2)
Equity compensation plans not approved by security holders	-	-	-
Total as of June 30, 2007	5,662,500	3.50	333,600

(1)

Consists of the Amended and Restated 2005 Incentive Plan (the “Plan”).

(2)

Of the total 6,000,000 shares under the Plan, 5,662,500 options were outstanding at June 30, 2007 and 3,900 shares of restricted stock had been granted under the Plan.  The restricted stock grants were fully vested upon grant.

(3)

In May of 2006, our Board of Directors approved an increase in the number of shares reserved under the Plan.  As of the date of this filing, this amendment to the Plan has not been approved by our stockholders.

Item 6.

Plan of Operations

The following plan of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this filing. We are an emerging, development stage company engaged in the development and commercialization of U-GAS® gasification technology which converts “low rank” coals, coal waste and biomass into high value energy products and chemical feedstocks. Our business strategy is to develop, finance, build, co-own and operate coal gasification plants in our target size range of 100 MW (equivalent) to 400 MW (equivalent) costing from approximately $50 million to several hundred million dollars. We intend to sell the outputs of these plants, which may be syngas, methanol, DME, steam, power and other products ( e.g. , sulfur or ash) under long term contracts and on the open market to industrial and municipal customers, and power and transportation fuel producers. We may sell capacity in the plants outright or under tolling agreements as a way to insulate us from commodity price volatility. We may also pursue technology access license and equipment sales opportunities on a selective basis to further the commercialization of U-GAS® technology.

Our core business strategies include:

•

Developing and operating gasification plants in China to meet the demand for clean energy, transportation fuel and industrial commodities by converting coal into syngas, methanol and DME.

•

Developing and operating gasification plants in North American markets with a focus on the power generation market and to pursue an opportunity in North America to “repower” existing natural gas or conventional coal based power generation sources.

•

Building relationships with multi-national industrial corporations to provide U-GAS® solutions for their energy and chemical feedstock needs.

•

Expanding our engineering and project execution teams with experienced professionals to complete the development of current projects as well as future projects under development.

•

Protecting technology used and/or developed by us in the U.S. Patent and Trademark Office as well as similar agencies throughout the world.

In 2006, we established the HH Joint Venture for the primary purposes of (i) developing, constructing and operating a syngas production plant utilizing U-GAS®  technology in Zaozhuang City, Shandong Province, China and (ii) producing and selling syngas, steam and the various byproducts of the Hai Hua plant, including ash, elemental sulphur, hydrogen and argon. In exchange for their respective ownership shares in the HH Joint Venture, SES Investments agreed to contribute approximately $9.1 million in equity capital, and Hai Hua agreed to contribute approximately $480,000 in cash. We broke ground on the plant on December 5, 2006 and we entered into the primary construction contract in February 2007. Construction on the plant is expected to be completed in the fourth quarter of the calendar year 2007 at a projected cost of approximately $29 million.

On March 22, 2007 we received the proceeds from a bank loan pursuant to the terms of a Fixed Assets Loan Contract with ICBC for approximately $12 million.  Key terms of the Fixed Assets Loan Contract are as follows:

•

Term of the loan is 7 years from the commencement date (March 22, 2007) of the loan.

•

Interest for the first year is 7.11% to be adjusted annually based upon the standard rate announced each year by the People’s Bank of China. Interest is payable monthly on the 20th day of each month.

•

Principal payments of approximately $1 million are due in March and September of each year beginning on September 22, 2008 and end on March 21, 2014.

•

Hai Hua is the guarantor of the entire loan.

•

The assets of the HH Joint Venture are pledged as collateral on the loan.

•

The HH Joint Venture agreed to covenants that, among other things, prohibit pre-payment without the consent of ICBC and permit ICBC to be involved in the review and inspection of the Hai Hua plant.

•

The loan is subject to customary events of default which, should one or more of them occur and be continuing, would permit ICBC to declare all amounts owing under the contract to be due and payable immediately.

Additionally, on March 20, 2007, the HH Joint Venture entered into a loan agreement with SES Investments for approximately $3.3 million. The SES loan bears interest per annum at a rate of 6% and is due and payable on March 20, 2016. In addition, the SES loan is unsecured and is subordinated to the above described ICBC loan, and any other subsequent ICBC loans. The HH Joint Venture may not prepay the SES loan until the ICBC loan is either paid in full or is fully replaced by another loan. Proceeds of the SES loan may only be used for the purpose of developing, constructing, owning, operating and managing the Hai Hua plant.

In addition, we established the GC Joint Venture for the primary purposes of (i) developing, constructing and operating a coal gasification, methanol and DME production plant utilizing U-GAS® technology in the Xilinguole Economic and Technology Development Zone, Inner Mongolia Autonomous Region, China and (ii) producing and selling methanol, DME and the various byproducts of the plant, including fly ash, steam, sulphur, hydrogen, xenon and argon. In exchange for their respective ownership shares in the GC Joint Venture, SES Investments agreed to contribute approximately $16.3 million in cash, and Golden Concord agreed to contribute approximately $16 million in cash. The contributions of each of SES Investments and Golden Concord are payable in installments, with the first 20% due within ninety days of the date of the issuance of the GC Joint Venture’s business license.

The parties have agreed that the total required capital of the GC Joint Venture will be approximately $96 million, including the approximately $32 million in cash to be contributed by SES Investments and Golden Concord. The additional approximately $64 million will be provided by project debt to be obtained by the GC Joint Venture. SES Investments and Golden Concord have each agreed to guarantee any such project debt incurred by the GC Joint Venture, with SES Investments required to guarantee no less than 55% and no more than 60% of its debt, based on the percentage of the debt which relates to the gasification processes of the plant, and Golden Concord is required to guarantee the remainder. Each party is subject to penalties under the GC Joint Venture contract if they are unable to perform their guarantee obligations.

As of June 30, 2007, we had approximately $17 million of cash in our bank accounts, of which approximately $12 million of cash was in the HH Joint Venture.  The majority of the cash in Hai Hua has been designated for construction of the Hai Hua plant.  We plan to spend the following within the next twelve months:

•

Approximately $4 million of start-up costs related to the Hai Hua project.

•

Approximately $1.5 million of working capital related to the Hai Hua project.

•

An equity contribution of approximately $3.3 million which is due within 90 days of the issuance of the GC Joint Venture’s business license, which we believe we will obtain in the fourth quarter of 2007, and an additional $13 million, if all necessary permits and approvals relating to the GC Joint Venture are received in a timely manner.

•

Approximately $10.5 million of operating and development costs.

During the next twelve months we plan to raise additional capital through equity and debt financing to support and expand our operations and fulfill our other cash requirements.  We also plan to continue to advance the commercial development of U-GAS® projects in China and selected locations in the United States, and to further expand our engineering and project execution teams to complete future projects which are currently contemplated. We currently expect that we have sufficient funds to implement these strategies in furtherance of our business strategy during the next twelve months.  We will also attempt to secure non-recourse debt financing in order to construct our plant facilities. Such financing will be used on a project basis to reduce the amount of equity capital required to complete the projects.  See also “Risk Factors” — We will require additional funding, and our failure to raise additional capital necessary to support and expand our operations could reduce our ability to compete and could harm our business” for more information.

We do not have any off balance sheet financial arrangements.

Item 7.

Financial Statements

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

34

Consolidated Balance Sheets as of June 30, 2007 and 2006

35

Consolidated Statements of Operations for the years ended
June 30, 2007 and 2006 and the period from November 4, 2003 (inception)
to June 30, 2007

36

Consolidated Statement of Stockholders' Equity for years ended
June 30, 2007 and 2006 and the period from November 4, 2003 (inception)
to June 30, 2007

37

Consolidated Statements of Cash Flows for years ended
June 30, 2007 and 2006 and the period from November 4, 2003 (inception)
to June 30, 2007

38

Notes to the Consolidated Financial Statements for years ended
June 30, 2007 and 2006 and the period from November 4, 2003 (inception)
to June 30, 2007

39

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Synthesis Energy Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Synthesis Energy Systems, Inc. and subsidiaries (a development stage enterprise) as of June 30, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2007 and for the period from November 4, 2003 (inception) to June 30, 2007.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Synthesis Energy Systems, Inc. and subsidiaries (a development stage enterprise) as of June 30, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the two-year period ended June 30, 2007 and for the period from November 4, 2003 (inception) to June 30, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 1 and 13 to the consolidated financial statements, effective July 1, 2006, the Company adopted the fair value method of accounting for stock-based compensation as required by Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

/s/ KPMG LLP

Houston, Texas

September 17, 2007

SYNTHESIS ENERGY SYSTEMS, INC.

(A Development Stage Enterprise)

Consolidated Balance Sheets
	June 30,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$ 6,202,628	$ 3,154,096
Prepaid expenses and other currents assets (Note 4)	441,297	42,037
Deferred financing costs (Note 4)	142,848	-
Total current assets	$ 6,786,773	$ 3,196,133
Restricted cash (Note 3)	11,101,157	-
Intangible asset, net (Note 7)	1,726,561	7,561
Construction-in-progress (Note 5)	15,168,509	-
Property, plant and equipment, net (Note 5)	331,410	9,854
Project prepayments (Note 6)	2,478,088	-
Long-term land lease (Note 3)	879,008	-
Total assets	$ 38,471,506	$ 3,213,548

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses and other payables (Note 8)	$ 6,841,216	$ 328,198
Long-term liabilities:
Long-term bank loan (Note 3)	12,080,625	-
Total liabilities	$ 18,921,841	$ 328,198
Minority interest	454,800	-
Stockholders’ Equity:
Common stock, $0.01 par value: 100,000,000 shares authorized: 30,187,615 and 24,647,500 shares issued and outstanding, respectively (Note 12)	301,876	246,475
Additional paid-in capital (Note 12)	37,300,927	8,179,604
Deficit accumulated during development stage	(18,683,162)	(5,540,729)
Accumulated other comprehensive income	175,224	-
Total stockholders’ equity	$ 19,094,865	$ 2,885,350
Commitments and contingencies (Note 11)	-	-
Total liabilities and stockholders’ equity	$ 38,471,506	$ 3,213,548

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.

(A Development Stage Enterprise)

Consolidated Statements of Operations
	Year Ended June 30, 2007	Year Ended June 30, 2006	November 4, 2003 (inception) to June 30, 2007

Net Sales	$ -	$ -	$ -
Costs of goods sold	-	-	-
Gross Profit	-	-	-
General and administrative expenses and other expenses:
General and administrative expenses	(5,865,922)	(1,023,229)	(7,127,054)
Stock-based compensation	(6,640,562)	(3,042,979)	(9,683,541)
Project development expenses	(960,723)	(871,882)	(1,876,284)
Technical development	(174,956)	(373,282)	(636,192)
Operating loss	$ (13,642,163)	$ (5,311,372)	$ (19,323,071)

Non-operating income:
Interest Income	462,979	128,996	605,598
Interest expense	-	-	(2,440)
Net loss before income tax benefit	(13,179,184)	(5,182,376)	(18,719,913)

Income tax benefit (Note 9)	-	-	-
Minority interest	36,751	-	36,751
Net loss	$ (13,142,433)	$ (5,182,376)	$ (18,683,162)

Net loss per share (Note 10):
Basic and diluted	$ (0.47)	$ (0.19)	$ (0.68)

Weighted average common shares outstanding:
Basic and diluted shares	27,851,642	27,754,139	27,486,476
See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.

(A Development Stage Enterprise)

Consolidated Statement of Stockholders’ Equity
	Common Stock
	Shares		Common Stock		Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Other Comprehensive Income	Total
Balance at November 4, 2003 (inception)	100,000,000	(1)	$ -		$ -	$ -	$ -	$ -
Net loss for the period November 4, 2003 to June 30, 2004	-		-		-	(440)	-	(440)
Balance at June 30, 2004	100,000,000		$ -		$ -	$ (440)	$ -	$ (440)
Shares Forfeited in Merger	(94,000,000)	(2)	-		-	-	-	-
Shares Issued in Merger	21,000,000	(2)	-		-	-	-	-
Net loss for the year	-		-		-	(357,913)	-	(357,913)
Investor contributions	-		264,190	(2)	235,810	-	-	500,000
Conversion of debt to equity	-		5,810	(2)	5,190	-	-	11,000
Net proceeds from private placement offering	1,030,000		10,300		2,473,810	-	-	2,484,110
Balance at June 30, 2005	28,030,000		$ 280,300		$ 2,714,810	$ (358,353)	$ -	$ 2,636,757
Net loss for the year	-		-		-	(5,182,376)	-	(5,182,376)
Currency translation adjustment
Net proceeds from private placement offering	970,000		9,700		2,378,290	-	-	2,387,990
Stock-based compensation	-		-		3,042,979	-	-	3,042,979
Adjustment related to return of shares	(4,352,500)		(43,525)		43,525	-	-	-
Balance at June 30, 2006	24,647,500		$ 246,475		$ 8,179,604	$ (5,540,729)	$ -	$ 2,885,350
Net loss for the year	-		-		-	(13,142,433)	-	(13,142,433)
Currency translation adjustment	-		-		-	-	175,224	175,224
Net proceeds from private placement offering	3,345,715		33,457		16,126,343	-		16,159,800
Stock-based compensation	-		-		6,607,537	-	-	6,607,537
Shares issued for amended GTI license	190,500		1,905		1,374,457	-	-	1,376,362
Shares issued upon UCF option exercise	2,000,000		20,000		4,980,000	-	-	5,000,000
Restricted stock grants to employees	3,900		39		32,986	-	-	33,025
Balance at June 30, 2007	30,187,615		$ 301,876		$ 37,300,927	$ (18,683,162)	$ 175,224	$ 19,094,865

(1)  Represents the original issuance of shares by the founder of Tamborine, a shell company without any operations.  The founders assumed the shell had no value upon creation and issued shares without cash consideration.

(2)  Merger related transactions

See accompanying notes to the consolidated financial statements

SYNTHESIS ENERGY SYSTEMS, INC.

(A Development Stage Enterprise)

Consolidated Statements of Cash Flows
	Year Ended June 30, 2007	Year Ended June 30, 2006	November 4, 2003 (Inception) To June 30,2007
Cash flows from operating activities:
Net loss	$ (13,142,433)	$ (5,182,376)	$ (18,683,162)
Adjustments to reconcile net loss to net cash provided by operating activities:
Increase in minority interest	(36, 751)	-	(36,751)
Stock-based compensation	6,640,562	3,042,979	9,683,541
Depreciation of property, plant, and equipment	58,471	3,960	62,733
Loss on disposal of property, plant, and equipment	2,159	-	2,159
Amortization of long-term land lease	7,431	-	7,431
Amortization of intangible asset	157,363	1,000	159,802
Increase in prepaid expenses and other current assets	(398,915)	(11,219)	(440,952)
Increase (decrease) in accrued expenses and other payables	1,679,757	214,195	2,007,955
Net cash used in operating activities	$ (5,032,356)	$ (1,931,461)	$ (7,237,244)

Cash flows from investing activities:
Hai Hua loan proceeds transferred to restricted cash	(11,101,157)	-	(11,101,157)
Capital expenditures	(10,707,246)	(7,885)	(10,731,362)
Amendment of GTI license rights	(500,000)	-	(500,000)
Long-term land lease	(886,439)	-	(886,439)
Project prepayments	(2,213,236)	-	(2,213,236)
Net cash used in investing activities	$ (25,408,078)	$ (7,885)	$ (25,432,194)
Cash flows from financing activities:
Proceeds from issuance of common stock	21,159,800	2,387,990	26,531,900
Proceeds from long-term bank loan	12,080,625	-	12,080,625
Prepaid interest	(275,753)	-	(275,753)
Deferred financing costs	(142,848)	-	(142,848)
Contribution from minority interest partner	491,551	-	491,551
Loans from (repayments to) shareholders	-	(1,150)	11,000
Net cash provided by financing activities	$ 33,313,375	$ 2,386,840	$ 38,696,475
Net increase in cash	2,872,941	447,494	6,027,037
Cash and cash equivalents at beginning of the period	3,154,096	2,706,602	-
Effect of exchange rates on cash	175,591	-	175,591
Cash and cash equivalents at end of the period	$ 6,202,628	$ 3,154,096	$ 6,202,628

Supplemental cash flow information:
Cash paid for interest	$ 440,453	$ 150	$ 443,361
Cash received for interest	$ 412,817	$ 128,996	$ 555,436
Non-cash transactions:
Stock-based compensation	$ 6,640,562	$ 3,042,979	$ 9,683,541
Fair value of stock issued to GTI	$ 1,376,363	$ -	$ 1,376,363
Conversion of debt to equity	$ -	$ -	$ 11,000
See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.

(A Development Stage Enterprise)

Notes to the Consolidated Financial Statements

For the years ended June 30, 2007 and 2006 and the

period from November 4, 2003 (inception) to June 30, 2007

Note 1 – Summary of Significant Accounting Policies

(a) Organization and description of business:

Synthesis Energy Systems, Inc. (“SES” or “the Company”) is an emerging development stage technology company involved in the global development and commercialization of gasification technology.  The Company’s strategy is to commercialize GTI’s technology with the initial focus on development in the People’s Republic of China.  The Company’s headquarters are located in Houston, Texas.

On April 18, 2005, SES Acquisition Corporation, a Florida corporation and wholly-owned subsidiary of Tamborine Holdings, Inc. (“Tamborine”), a Mississippi corporation, merged with and into Synthesis Energy Holdings, Inc., a Florida corporation (“Synthesis Florida”), whereby the holders of common stock of Synthesis Florida became shareholders of, and Synthesis Florida became a wholly-owned subsidiary of, Tamborine. The Company accounted for this reverse merger for financial reporting purposes as an issuance of securities whereby the parties exchanged stock in one company for stock in another company; therefore, no goodwill or intangibles were recorded in this transaction.  On April 27, 2005, Tamborine changed its name to Synthesis Energy Systems, Inc. and on June 27, 2005, reincorporated in the State of Delaware.

As a condition of the above merger, Synthesis Florida completed a restructuring whereby two predecessor entities (Synthesis Energy Systems, Inc., a corporation formed under the laws of the British Virgin Islands, and Synthesis Energy Systems, LLC, a West Virginia limited liability company) and two entities formed in connection with the restructuring (International Hydrogen Technologies, a Florida corporation and Innovative Engines, Inc., a Florida corporation) became wholly owned subsidiaries of Synthesis Florida.  To facilitate the restructuring, each of the two founders executed a written consent, as the owners of the entities, on March 18, 2005 approving the restructuring.  In addition, each of the two founders executed an exchange agreement with Synthesis Florida, whereby they exchanged their interests in Synthesis Energy Systems, Inc., and Synthesis Energy Systems, LLC for shares in Synthesis Florida.  The Company accounted for this transaction as an acquisition between entities under common control (as defined by the Emerging Issues Taskforce (“EITF”) Issue No. 02-5) because the two founders of Synthesis Florida each owned 50% of the outstanding interests in each of the entities in the transaction at the time of the restructuring.  Therefore, the results of operations, of these new subsidiary companies from the acquisition date of April 18, 2005 are included in the Company’s consolidated financial statements as if the restructuring had been formed at the earliest inception date of each of the subsidiaries. Accordingly, no goodwill was recorded as a result of this transaction.

(b) Basis of presentation and principles of consolidation

The accompanying consolidated financial statements are in U.S. dollars and include SES and all of its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.  The Company has reclassified certain prior year amounts to conform to the current year presentation. The Company is currently in development stage and has not generated any operating revenue to date.

(c) Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the amounts reported in the financial statements and accompanying notes.  Management considers many factors in selecting appropriate operational and financial accounting policies and controls, and in developing the assumptions that are used in the preparation of these financial statements.  Management must apply significant judgment in this process.  Among the factors, but not fully inclusive of all factors that may be considered by management in these processes are:  the range of accounting policies permitted by accounting principles generally accepted in the United States of America; management’s understanding of the Company’s business – both historical results and expected future results; the extent to which operational controls exist that provide high degrees of assurance that all desired information to assist in the estimation is available and reliable or whether there is greater uncertainty in the information that is available upon which to base the estimate; expectations of the future performance of the economy, both domestically, and globally, within various areas that serve the Company’s principal customers and suppliers of goods and services; expected rates of exchange, sensitivity and volatility associated with the assumptions used in developing estimates; and whether historical trends are expected to be representative of future trends.  The estimation process often times may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that lies within that range of reasonable estimates based upon the quantity, quality and risks associated with the variability that might be expected from the future outcome and the factors considered in developing the estimate.  This estimation process may result in the selection of estimates which could be viewed as conservative or aggressive by others.  Management attempts to use its business and financial accounting judgment in selecting the most appropriate estimate, however, actual amounts could and will differ from those estimates.

(d)  Cash and cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.  Cash equivalents are carried at cost, which approximates market value.

(e) Restricted cash

Restricted cash consists of construction loan proceeds which are restricted for use to pay for construction and equipment costs of our Hai Hua plant.  Therefore, restricted cash is excluded from cash and cash equivalents in the Company’s balance sheets and statements of cash flows and is included in non-current assets.

 (f) Property, plant, and equipment

Property and equipment are stated at cost.  Depreciation is computed by using the straight-line method at rates based on the estimated useful lives of the various classes of property.  Estimates of useful lives are based upon a variety of factors including durability of the asset, the amount of usage that is expected from the asset, the rate of technological change and the Company’s business plans for the asset.  Leasehold improvements are amortized on a straight line basis over the shorter of the lease term or estimated useful life of the asset. Should the Company change its plans with respect to the use and productivity of property and equipment, it may require a change in the useful life of the asset or incur a charge to reflect the difference between the carrying value of the asset and the proceeds expected to be realized upon the asset’s sale or abandonment.  Expenditures for maintenance and repairs are expensed as incurred and significant major improvements are capitalized.

(g) Impairment of fixed assets

The Company evaluates fixed assets for impairment if an event or circumstance occurs that triggers an impairment test.  Substantial judgment is necessary in the determination as to whether an event or circumstance has occurred that may trigger an impairment analysis and in the determination of the related cash flows from the asset.  Estimating cash flows related to long-lived assets is a difficult and subjective process that applies historical experience and future business expectations to revenues and related operating costs of assets. Should impairment appear to be necessary, subjective judgment must be applied to estimate the fair value of the asset, for which there may be no ready market, which oftentimes results in the use of  discounted cash flow analysis and judgmental selection of discount rates to be used in the discounting process.  If the Company determines an asset has been impaired based on the projected undiscounted cash flows of the related asset or the business unit over the remaining amortization period, and if the cash flow analysis indicates that the carrying amount of an asset exceeds related undiscounted cash flows, the carrying value is reduced to the estimated fair value of the asset or the present value of the expected future cash flows.

(h) Intangible asset

Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

(i) Provision for income taxes

The Company accounts for income taxes using the asset and liability method.  Deferred tax liabilities and assets are determined based on temporary differences between the basis of assets and liabilities for income tax and financial reporting purposes.  The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences. Valuation allowances are established when necessary based upon the judgment of management to reduce deferred tax assets to the amount expected to be realized and could be necessary based upon estimates of future profitability and expenditure levels over specific time horizons in particular tax jurisdictions.

(j) Debt issuance costs

The Company capitalizes direct costs incurred to issue debt or modify debt agreements.  These costs are deferred and amortized to interest expense over the term of the related debt agreement.

(k) Construction-in-progress

Construction-in-progress consists solely of coal gasification plants under construction (construction costs, cost of machinery and equipment, installation costs and any interest charges arising from borrowings used to finance these assets during the period of construction or installation).  Interest is capitalized in accordance with SFAS No. 34, Capitalization of Interest Costs.  See Note 5 for additional information related to capitalized interest.

(l) Long-term land lease

Long-term land lease prepayments are amortized on a straight-line basis over the term of the lease.

(m) Foreign currency translation

Assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at year-end rates of exchange and income and expenses are translated at average exchange rates during the year. For the year ended June 30, 2007, adjustments resulting from translating financial statements into U.S. dollars are reported as cumulative translation adjustments and are shown as a separate component of other comprehensive income (loss).  Gains and losses from foreign currency transactions are included in net loss.  Adjustments resulting from translating financial statements into U.S. dollars for the year ended June 30, 2006 were immaterial and therefore the Company’s financial statements do not reflect any cumulative translation adjustments which would normally be shown as a separate component of other comprehensive income (loss).

(n) Research and development costs

Research and development costs are expensed as incurred.

(o) Stock-based compensation

The Company has a stock-based employee compensation plan under which stock-based awards have been granted. Stock-based compensation is accounted for in accordance with SFAS No. 123 (Revised) “Share-Based Payment” (SFAS 123(R)). The Company adopted SFAS 123(R) as of July 1, 2006. The Company establishes fair values for its equity awards to determine its cost and recognizes the related expense over the appropriate vesting period. The Company recognizes expense for stock options, restricted stock and shares issued under the Company’s employee stock purchase plan. Before the adoption of SFAS 123(R), the Company applied Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees,” (APB 25) and related interpretations. See Note 13 for additional information related to stock-based compensation expense.

Note 2 - Recently issued accounting standards

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statements No. 115” (SFAS 159). SFAS 159 permits the Company to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). The Company would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting period. This accounting standard is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company is currently evaluating the effect of adoption of this new standard on its financial position, results of operations and cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108), effective for fiscal years ending after November 15, 2006. SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement for the purpose of a materiality assessment. The adoption did not have a material effect on the Company’s financial statements.

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is required to adopt the provisions of SFAS 157, as applicable, as of January 1, 2008. The Company is currently evaluating this standard but has not yet determined the impact, if any, the adoption of SFAS 157 will have on the Company’s financial statements.

In July 2006, the Company adopted SFAS No. 154, “Accounting Changes and Error Corrections” (SFAS 154). SFAS 154 replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. The adoption of SFAS 154 did not have a material impact on the Company’s financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We did not elect early adoption of this interpretation and adopted the provisions of FIN 48 beginning July 1, 2007. We are in the process of an initial evaluation on the impact of adoption of FIN 48 in the fiscal year beginning on July 1, 2007, and determined that such adoption is not expected to have a significant impact on our financial positions or results from operations.

Note 3 – Joint Ventures in China

Hai Hua Joint Venture

Joint Venture Contract

On July 6, 2006, one of the Company’s wholly-owned subsidiaries, Synthesis Energy Systems Investments, Inc., (“SES Investments”) entered into a cooperative joint venture contract with Shandong Hai Hua Coal & Chemical Company Ltd. (“Hai Hua”) which established Synthesis Energy Systems (Zaozhuang) New Gas Company Ltd. (the “HH Joint Venture”), a joint venture company that has the primary purposes of (i) developing, constructing and operating a synthesis gas production plant utilizing the U-GAS® technology in Zaozhuang City, Shandong Province, China and (ii) producing and selling syngas, steam and the various byproducts of the plant, including ash, elemental sulphur, hydrogen and argon.  The Company owns 95% of the HH Joint Venture and Hai Hua owns the remaining 5%.  In exchange for their respective ownership shares in the HH Joint Venture, SES Investments contributed approximately $9.1 million in capital, and Hai Hua contributed approximately $480,000 in cash.

The HH Joint Venture is in the process of constructing the synthesis gas production plant and construction on the plant is expected to be completed in the fourth quarter of the calendar year 2007 at a projected cost of approximately $29 million.  These costs were funded through: (i) $9.1 million equity contribution by SES into the HH Joint Venture, (ii) $3.3 million intercompany shareholder loan, and (iii) approximately $12 million of bank debt.  In addition, we plan to spend with respect to the HH Joint Venture approximately $4 million of start-up costs, approximately $1 million of other costs related to sub-process design changes and approximately $1.5 million of working capital.

If either of SES Investments or Hai Hua desires to invest in another coal gasification project within Zaozhuang City, the other company has a right to participate in up to 25% of the investment.  For the first twenty years, after the date that the plant becomes operational (the “Operational Date”), 95% of all net profits of the HH Joint Venture will be distributed to SES Investments.  After the initial twenty years, the profit distribution percentages will be changed, with SES Investments receiving 10% of the net profits of the HH Joint Venture and Hai Hua receiving 90% of the HH Joint Venture’s net profits.  The contract has a term of fifty years, subject to earlier termination if SES Investments either files for bankruptcy or becomes insolvent or if the syngas purchase contract between the HH Joint Venture and Hai Hua (discussed in more detail below) is terminated.  Hai Hua has also agreed that the License Agreement is the sole property of SES Investments and its affiliated entities and that it will not compete with SES Investments, or its affiliated entities, with respect to fluidized bed gasification technology for the term of the HH Joint Venture.

In addition Hai Hua has agreed to certain capacity and energy payments, when the plant is completed, with respect to syngas purchased from the HH Joint Venture pursuant to the terms and conditions of a purchase and sale contract.  Hai Hua will (i) pay a monthly capacity fee and, subject to delivery, a monthly energy fee; (ii) provide piping to the plant for the acceptance of steam and coke oven gas from Hai Hua and for the delivery of syngas from the HH Joint Venture to Hai Hua; and (iii) coordinate its operations and maintenance so as to ensure Hai Hua purchases as much syngas as possible.  The energy fee is a per Ncum of syngas fee calculated by a formula which factors in the monthly averages of the prices of design base coal, coke oven gas, power, steam and water, all of which are components used in the production of syngas.  The capacity fee is paid based on the capacity of the plant to produce syngas, factoring in the number of hours (i) of production and (ii) of capability of production as compared to the guaranteed capacity of the plant, which for purposes of the contract is 22,000 Ncum per hour of syngas.

Purchase of Land Use Rights

The HH Joint Venture purchased 50-year land use rights from the Chinese government for the construction of the synthesis gas production plant.  The cost to purchase these land rights has been capitalized on the Company’s balance sheet at June 30, 2007, as a long-term asset which is being charged to rental expense over the term of the lease.

Construction Contract

The Company broke ground on the Hai Hua plant on December 5, 2006 and entered into the primary construction contract in February 2007.  (See Note 11 “Commitment and Contingencies – Hai Hua”)

Syngas Purchase and Sale Agreement

On October 22, 2006, the HH Joint Venture entered into a purchase and sale contract with Hai Hua pursuant to which Hai Hua will buy, once the plant is completed, syngas from the HH Joint Venture at a specified contract amount.  The energy fee is a per Ncum of syngas fee calculated by a formula which factors in the monthly averages of the prices of design base coal, coke, coke oven gas, power, steam and water, all of which are components used in the production of syngas. The capacity fee is paid based on the capacity of the plant to produce syngas, factoring in the number of hours (i) of production and (ii) of capability of production as compared to the guaranteed capacity of the plant, which for purposes of the contract is 22,000 Ncum per hour of syngas.

The HH Joint Venture is contractually obligated to procure certain other necessary consumables for operation of the plant, provided, however, the HH Joint Venture is entitled to reimbursement for these costs through the payment of the energy fee.  Hai Hua is also required to provide up to 100,000 Ncum of coke oven gas and up to 600 tonnes of coke free to the HH Joint Venture during the first year of operation as start-up fuels for the gasifiers. Any requirements for coke or coke oven gas above these amounts shall be paid for by the HH Joint Venture. If Hai Hua is unable or unwilling to provide the required coke or coke oven gas, the plan will be deemed to be able to produce for purposes of calculating the capacity fee and Hai Hua will not be relieved of its payment obligations. Pursuant to the terms of the contract, the value of the items provided by Hai Hua to the HH Joint Venture (including the coke, coke oven gas, piping and acreage for the storage facilities) shall not exceed 5% of the equity of the HH Joint Venture.  If the HH Joint Venture produces more syngas than the capacity that Hai Hua is required to purchase under the contract, Hai Hua shall have a right of first refusal to purchase such excess amount.  The agreement terminates twenty years from the date the plant becomes operational.

Long-term debt

On March 22, 2007 the HH Joint Venture entered into a seven-year loan agreement and received approximately $12 million of loan proceeds pursuant to the terms of a Fixed Asset Loan Contract with the Industrial and Commercial Bank of China (“ICBC”) to complete the project financing of the Joint Venture.  Key terms of the Fixed Asset Loan Contract with ICBC are as follows:

•

Term of the loan is 7 years from the commencement date (March 22, 2007) of the loan.

•

Interest for the first year is 7.11% to be adjusted annually based upon the standard rate announced each year by the People’s Bank of China. Interest is payable monthly on the 20th day of each month.

•

Principal payments of approximately $1 million are due in March and September of each year beginning on September 22, 2008 and end on March 21, 2014.

•

Hai Hua is the guarantor of the entire loan.

•

The assets of the HH Joint Venture are pledged as collateral on the loan.

•

The HH Joint Venture agreed to covenants that, among other things, prohibit pre-payment without the consent of ICBC and permit ICBC to be involved in the review and inspection of the Hai Hua plant.

•

The loan is subject to customary events of default which, should one or more of them occur and be continuing, would permit ICBC to declare all amounts owing under the contract to be due and payable immediately.

Additionally, on March 20, 2007, the HH Joint Venture entered into a loan agreement with SES Investments for approximately $3.3 million.  The SES loan bears interest per annum at a rate of 6% and is due and payable on March 20, 2016.  In addition, the SES loan is unsecured and is subordinated to the above described ICBC loan, and any other subsequent ICBC loans.  The HH Joint Venture may not prepay the SES loan until the ICBC loan is either paid in full or is fully replaced by another loan.  Proceeds of the SES loan may only be used for the purpose of developing, constructing, owning, operating and managing the Hai Hua plant.

Restricted cash

As of June 30, 2007, the HH Joint Venture had approximately $11.1 million at ICBC from the cash proceeds of the ICBC loan.  This cash is restricted for use to pay for construction and equipment costs, and therefore is classified as restricted cash in non-current assets on the Company’s balance sheet.

Golden Concord Joint Venture

SES Investments has entered into a co-operative joint venture contract with Inner Mongolia Golden Concord (Xilinhot) Energy Investment Co., Ltd. (“Golden Concord”) for the purpose of establishing SES – GCL (Inner Mongolia) Coal Chemical Co., Ltd. (the “GC Joint Venture”).  We established the GC Joint Venture for the primary purposes of (i) developing, constructing and operating a coal gasification, methanol and DME production plant utilizing U-GAS® technology in the Xilinguole Economic and Technology Development Zone, Inner Mongolia Autonomous Region, China and (ii) producing and selling methanol, DME and the various byproducts of the plant, including fly ash, steam, sulphur, hydrogen, xenon and argon. In exchange for their respective ownership shares in the GC Joint Venture, SES Investments agreed to contribute approximately $16.3 million in cash, and Golden Concord agreed to contribute approximately $16 million in cash. The contributions of each of SES Investments and Golden Concord are payable in installments, with the first 20% due within ninety days of the date of the issuance of the GC Joint Venture’s business license.

The parties have agreed that the total required capital of the GC Joint Venture will be approximately $96 million, including the approximately $32 million in cash to be contributed by SES Investments and Golden Concord. The additional approximately $64 million will be provided by project debt to be obtained by the GC Joint Venture. SES Investments and Golden Concord have each agreed to guarantee any such project debt incurred by the GC Joint Venture, with SES Investments required to guarantee no less than 55% and no more than 60% of its debt, based on the percentage of the debt which relates to the gasification processes of the plant, and Golden Concord is required to guarantee the remainder. Each party is subject to penalties under the GC Joint Venture contract if they are unable to perform their guarantee obligations.

Note 4 - Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following:

	As of June 30,
	2007	2006
Prepaid project development costs	$ 292,786	$ -
Interest receivable from deposits	50,161	-
Prepaid insurance	14,492	13,158
Prepaid legal & consulting services	17,781	17,781
Prepaid rent & related deposits	20,930	3,243
Employee advances	9,181	4,389
Other	35,966	3,466
	$ 441,297	$ 42,037

In addition to the above, as of June 30, 2007, the Company had incurred $142,848 of deferred financing costs related to a registration statement filed with the Securities and Exchange Commission on June 15, 2007, which is not currently effective.

Note 5 - Property, plant and equipment

Construction in progress consisted of the following:

	As of June 30,
	2007	2006
Systems under construction and installation	$ 12,651,729	$ -
Engineering and design	729,901	-
Piling and foundation	673,696	-
Technology license fee	350,000	-
Government fees and levies	286,263	-
Capitalized interest	199,459	-
Construction management and supervision	167,571	-
Site and construction preparation	109,890	-
Total	$ 15,168,509	$ -

Property, plant and equipment consisted of the following:

		As of June 30,
	Estimated useful lives	2007	2006
Furniture and fixtures	2 to 3 years	$ 66,168	$ 3,129
Leasehold improvements	Lease term	50,679	2,298
Computer equipment	3 years	76,724	8,689
Office equipment	3 years	161,662	-
Motor vehicle	5 years	36,662	-
		$ 391,895	$ 14,116
Less: Accumulated depreciation		(60,485)	(4,262)
Net book value		$ 331,410	$ 9,854

Depreciation expense for the years ended June 30, 2007, 2006 and the period from November 4, 2003 (inception) to June 30, 2007 was $58,471, $3,960, and $62,733, respectively.

Note 6 – Project prepayments

Project prepayments consisted of the following:

	As of June 30,
	2007	2006
Prepaid interest	$ 264,853	$ -
Hai Hua project prepayments	1,887,432	-
Golden Concord project prepayments	325,803	-
	$ 2,478,088	$ -

Note 7 - Intangible asset

The Company’s only intangible asset is a license with the Gas Technology Institute (“GTI”), a U.S. based non-profit research organization, for U-GAS® technology.

Pursuant to the Amended and Restated License Agreement dated as of August 31, 2006, as amended on June 14, 2007, between the Company and GTI (the “License Agreement”), the Company has an exclusive license to manufacture, make, use and sell worldwide both U-GAS® coal gasification systems and coal and biomass mixture gasification systems that utilize coal and biomass blends having feedstock materials containing no less than 60% coal and no more than 40% biomass.  The License Agreement also grants us a non-exclusive license to manufacture, make, use and sell worldwide biomass gasification systems and coal and biomass mixture gasification systems that utilize coal and biomass blends having feedstock materials containing up to 60% coal and no less than 40% biomass.

The License Agreement has an initial term of ten years, but may be extended for two additional ten-year terms (total of 30 years) at the option of the Company.

As consideration for the license, the Company paid $500,000, and issued 190,500 shares of restricted stock to GTI. Due to the thinly traded nature of the Company’s stock, the Company determined the fair value of the 190,500 shares of restricted stock by using an average of actual trades (5 trading days prior to August 31, 2006 and 5 trading days after August 31, 2006) of the Company’s stock on www.pinksheets.com.  As a part of the agreement the Company is restricted from offering a competing gasification technology within any market covered by the License Agreement. Additionally, for each U-GAS® unit for which the Company licenses, designs, builds or operates which uses coal, or a coal and biomass mixture as the feed stock, the Company must pay a royalty and must also provide GTI with a copy of each contract that the Company enters into relating to a U-GAS® system and report to GTI with their progress on development of the technology every six months.  A failure to comply with any of the above requirements could result in the termination of the License Agreement by GTI.

In addition, the Company is required to (i) have a contract for the sale of a U-GAS® system with a customer in the territory covered by the License Agreement no later than August 31, 2007, (ii) fabricate and put into operation at least one U-GAS® system within the territory covered by the License Agreement by July 31, 2008 and (iii) fabricate and put into operation at least one U-GAS® system for each calendar year of the License Agreement, beginning with the calendar year 2009.  We have satisfied the obligation to have a contract for the sale of a U-GAS® system no later than August 31, 2007 through our contract with Hai Hua, as described in Note 3.  The Company is required to disclose to GTI any improvements related to the U-GAS® system which are developed and implemented by the Company and the manner of using and applying such improvements.  Failure to satisfy the requirements as to these milestones could lead to the revocation of the license by GTI; provided, however, that GTI is required to give a twelve-month notice of termination and the Company is able to cure the default and continue the License Agreement prior to the expiration of such time period.

During the term of the License Agreement, we have granted to GTI a royalty-free non-exclusive irrevocable license to make, manufacture, use, market, import, offer for sale and sell U-GAS® systems that incorporate our improvements. Such license only applies outside of the exclusive rights granted to us under the License Agreement.  Without the prior written consent of GTI, the Company has no right to sublicense any U-GAS® system other than to customers for which the Company has constructed a U-GAS® system. For a period of ten years, the Company is restricted from disclosing any confidential information (as defined in the license) to any person other than employees of its affiliates or contractors who are required to deal with such information, and such persons will be bound by the confidentiality provisions of the license.  The Company further indemnified GTI and its affiliates from any liability or loss resulting from unauthorized disclosure or use of any confidential information that it receives.

		As of June 30, 2007		As of June 30, 2006
	Estimated useful life used for depreciation purposes	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization

Use rights of “U-GAS®”:	10 years	$ 1,886,363	$ 159,802	$ 10,000	$ 2,439

Amortization expense for the years ended June 30, 2007 and 2006 and the period from November 4, 2003 (inception) to June 30, 2007 was $157,363, $1,000 and $159,802, respectively.

Note 8 – Accrued expenses and other payables

The components of the accrued expenses and other payables are as follows:

	As of June 30,
	2007	2006

Construction and equipment costs	$ 4,832,505	$ -
Accrued payroll, vacation and bonuses	702,151	24,153
Technical consulting, engineering and design services	613,449	118,143
Audit, tax and other consulting	529,105	91,269
Reimbursable expenses	105,601	87,595
Interest payable	23,859	-
Other	34,546	7,038
	$ 6,841,216	$ 328,198

Note 9 - Income taxes

For financial reporting purposes, net loss before income taxes showing domestic and foreign sources was as follows:

	Year ended June 30,
	2007	2006

Domestic	$ (9,399,590)	$ (3,396,737)
Foreign	(3,742,843)	(1,785,639)
Net loss	$ (13,142,433)	$ (5,182,376)

Provision for income taxes

The following is a reconciliation of income taxes at the statutory federal income tax rate of 35% to the income tax provision (benefit) recorded:

	Year ended June 30,
	2007	2006

Net loss	$ (13,142,433)	$ (5,182,376)
Computed tax benefit at statutory rate	$ (4,599,851)	$ (1,813,832)
Tax on income/(losses) from foreign operations	1,048,113	616,389
Valuation allowance	3,550,241	1,196,096
Other	1,497	1,347
	$ -	$ -

Deferred tax assets (liabilities)

The components of the net deferred asset (liabilities) are as follows:

	Year ended June 30,
	2007	2006
Deferred tax assets:
Net operating loss carry forward	$ 1,152,232	$ 144,999
Depreciation and amortization	14,584	58
Stock-based compensation	3,227,581	1,024,501
Accrued professional fees	54,285	10,500
Accrued vacation	15,308	-
Accrued bonus	127,980	-
Other accruals	166,662	28,332
Subtotal	4,758,632	1,208,390
Valuation allowance	(4,758,632)	(1,208,390)
Net deferred assets (liabilities)	$ -	$ -

At June 30, 2007 we had approximately $2,519,678 of US federal net operating loss (“NOL”) carry forwards, and $920,268 of NOL carry forwards attributable to our Chinese operations. The US federal NOL carry forwards have expiration dates through the year 2026. The Chinese NOL carry forwards will expire in 2011.

The Company has established valuation allowances for uncertainties in realizing the benefit of tax losses, and other deferred tax assets in all jurisdictions. Future changes in estimates of taxable income or in tax laws may change the need for the valuation allowance.

Note 10 – Net loss per share data

Historical net loss per common share is computed using the weighted average number of common shares outstanding. Basic loss per share excludes dilution and is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period. For the years ended June 30, 2007 and 2006 and the period from November 4, 2003 (inception) to June 2007, the number of weighted average shares included in the calculation was 27,851,642, 27,754,139, and 27,486,476, respectively.  Stock options are the only potential dilutive share equivalents the Company has outstanding for the periods presented.  No shares related to options were included in diluted earnings per share for the years ended June 30, 2007 and 2006 and the period from November 4, 2003 (inception) to June 2007, as their effect would have been antidilutive as the Company incurred net loss during those periods.

Note 11 - Commitments and contingencies

Lease commitments

The Company occupies approximately 3,500 square feet of leased office space in Houston, Texas, approximately 5,000 square feet of office space in Shanghai, China.  Rental expenses incurred under operating leases for the years ended June 30, 2007 and 2006 and the period from November 4, 2003 (inception) to June 30, 2007 were approximately $92,106, $27,085, and $125,458, respectively. Future minimum lease payments under non-cancelable operating lease (with initial or remaining lease terms in excess of one year) as of June 30, 2007 are as follows:

Year Ending June 30,
2008	$ 125,149
2009	26,439
Thereafter	-
Total future minimum lease payments	$ 151,588

Employment agreements

The Company has entered into employment agreements with several of its executives which contain specific guaranteed bonuses and/or pay increases based upon certain specific targets.  As of June 30, 2007 none of the specified targets had been met therefore no accrual has been made for these events.

Hai Hua

The HH Joint Venture is in the process of constructing a synthesis gas production plant and construction on the plant is expected to be completed in the fourth quarter of the calendar year 2007.  As of June 30, 2007, capital commitments related to equipment purchases, equipment installation and plant construction amounted to approximately $12.8 million.

Golden Concord

On May 25, 2007, one of the Company’s wholly-owned subsidiaries, Synthesis Energy Systems Investments, Inc. (“SES Investments”), entered into a thirty-year cooperative joint venture contract with Inner Mongolia Golden Concord (Xilinhot) Energy Investment Co., Ltd. (“Golden Concord”) for the establishment of SES-GCL (Inner Mongolia) Coal Chemical Co., Ltd., a joint venture company that has the primary purpose of developing, constructing and operating a synthesis gas to methanol to dimethyl ether (“DME”) plant utilizing the U-GAS®  technology for the synthesis gas production for an estimated total investment cost of approximately $96 million. Pursuant to the terms of the contract, SES Investments shall contribute approximately $16.3 million in cash for a 51% ownership interest in the joint venture while Golden Concord shall contribute approximately $16 million in U.S. dollars in  for the remaining 49% ownership interest. The difference between the total investment cost and equity contributions shall be financed by bank loans or other forms of financing, and such financing shall be guaranteed between 55% and 60% by SES Investments and between 40% and 45% by Golden Concord. Under this contract, SES Investments is responsible for the construction of the gasification system portion of the plant subject to entering into a Project Management Contract between SES Investments and the joint venture company.

Note 12 - Stockholders equity

The authorized capital stock of the Company consists of 100,000,000 shares of common stock.  In August 2006, the Company received approximately $16,000,000 and issued 3,345,715 shares of common stock in a round of private placement financing which closed on November 30, 2006.  In connection with the private placement, we entered into an agreement with Union Charter Capital VII, Inc. (“UCF”) which covered certain capital commitment obligations of UCF and the Company and set forth certain rights of UCF if certain commitment thresholds were met. Effective November 30, 2006, we amended and restated this agreement in its entirety to clarify certain statements in the original agreement. As amended and restated, UCF was entitled to purchase up to 2,000,000 shares of the Company’s common stock at a purchase price of $2.50 per share on or prior to June 30, 2007.  On May 21, 2007, UCF exercised a portion of the option as to 1,000,000 shares and assigned its right to acquire the other 1,000,000 shares to Karinga Limited, Ltd., which exercised their right to acquire these shares on May 30, 2007.  The Company estimated the fair value of these options to be $9.8 million using a Black-Scholes option pricing model.  The following weighted average assumptions used were as follows:  risk-free interest rates of 5.10%, dividend rate of 0.00%, expected life of 10 months and expected volatility of 58.66%.

During the year ended June 30, 2006, two of the founding shareholders of the Company elected to take lesser roles in the day-to-day operation of the Company and agreed to surrender a total of 4,352,500 shares of the Company’s common stock which were initially issued in the merger.  As a result, the issued and outstanding shares of the Company were reduced from 29,000,000 shares to 24,647,500 shares.  The “capital stock” amount and the “additional paid-in capital” amount in the accompanying financial statements have been reclassified and recapitalized to reflect such reduction in the number of issued and outstanding shares, with no net impact on stockholders’ equity.

Note 13 – Accounting for stock-based compensation

Effective August 5, 2006, the Company amended and restated its 2005 Incentive Plan.  The Amended and Restated 2005 Incentive Plan (the “Plan”) increased the number of shares reserved under the plan to 6,000,000 shares of common stock. The Company’s Board of Directors adopted the Plan as amended and restated on August 5, 2006 and shareholder approval was obtained at the Annual Meeting of Stockholders on September 25, 2006.

In May 2007, the Company’s Board of Directors approved an increase in the number as shares reserved for issuance under the Plan to 8,000,000 shares.  The amendment to the Plan has not been approved by the Company’s stockholders.

Under our the Plan, we may grant (a) non-qualified stock options to our employees, directors and eligible consultants, (b) incentive stock options to employees only in accordance with the terms and conditions of the plan or (c) restricted stock.  The total number of shares of common stock that may be subject to the granting of incentive awards under the plan is 15% of the Company’s issued and outstanding shares on the last day of each calendar quarter preceding a grant.  The plan options vest up to five years and expire five years from the grant date.

Prior to July 1, 2006, we accounted for our stock option and stock-based compensation plans using the intrinsic-value method outlined by APB 25.  Accordingly, we computed compensation cost for each employee stock option granted as the amount by which the fair market value was greater than the exerciser price of the option at the date of grant.  Due to the thinly traded nature of the Company’s stock, the Company uses an average of several days of trades to calculate fair market value.  The amount of compensation cost was expensed over the vesting period. During the year ended June 30, 2006, the Company recognized $3,042,979 of stock-based compensation.

Effective July 1, 2006, we adopted the provisions of SFAS 123(R), “Share Based Payment” and elected to use the modified prospective transition method. Under this method, compensation cost recognized for the year ended June 30, 2007, includes the applicable amounts of: (a) compensation cost of all stock-based awards granted prior to, but not yet vested, as of  June 30, 2006 based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 and previously presented in pro forma footnote disclosures, and (b) compensation cost for all stock-based awards granted subsequent to  June 30, 2006  (based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R)). The cumulative effect of this change in accounting principle related to stock-based awards was immaterial.

SFAS 123(R) amends SFAS No. 95, “Statement of Cash Flows,” to require reporting of tax benefits as a financing cash flow, rather than as a reduction of taxes paid. These tax benefits result from tax deductions in excess of the compensation expense recognized for options exercised. Prior to the adoption of SFAS 123R, no stock options were exercised.

On March 29, 2005, the SEC issued Staff Accounting Bulletin (“SAB”) 107 to address certain issues related to SFAS 123R. SAB 107 provides guidance on transition methods, valuation methods, income tax effects and other share-based payment topics, and we had also applied this guidance in our adoption of SFAS 123R.

On November 10, 2005, the FASB issued Staff Position (“FSP”) No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (“FSP 123R-3”). FSP 123R-3 provides for an alternative transition method for establishing the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R. We have elected to adopt this alternative transition method, otherwise known as the “simplified method,” in establishing our beginning APIC pool at July 1, 2006.

The following is the impact of recognizing stock-based compensation expense:

	Year Ended June 30, 2007	Year Ended June 30, 2006	November 4, 2003 (Inception) to Year Ended June 30, 2007
Stock-based compensation	$ 6,640,562	$ 3,042,979	$ 9,683,541
Related deferred income tax benefit	-	-	-
Total	$ 6,640,562	$ 3,042,979	$ 9,683,541
Decrease in basic and diluted earnings per share	$ 0.24	$ 0.11	$ 0.35

The Company recognizes expense for our stock-based compensation over the vesting period, which represents the period in which an employee is required to provide service in exchange for the award and recognizes compensation expense for stock-based awards immediately if the award has immediate vesting.

Prior Period Pro Forma Presentation

Under the modified prospective application method, results for prior periods have not been restated to reflect the effects of implementing SFAS 123(R). The following pro forma information, as required by SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure, an Amendment of FASB Statement No. 123” is presented for comparative purposes and illustrates the pro forma effect on net loss per share for the periods presented as if we had applied the fair value recognition provisions of SFAS 123 to stock-based compensation prior to July 1, 2006:

	Year Ended June 30, 2006	November 4, 2003 (Inception) to Year Ended June 30, 2006
Net loss, as reported	$ (5,182,376)	$ (5,540,729)
Add: total stock-based compensation recorded, net of tax	$ 3,042,979	$ 3,042,979
Less: total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	$ (4,132,917)	$ (4,132,917)
Pro forma net loss	$ (6,272,314)	$ (6,630,667)

Net loss per share:
Basic and diluted as reported	$ 0.19	$ 0.20
Basic and diluted pro forma	$ 0.23	$ 0.24

Assumptions

The fair values for the stock-based awards granted during the years ended June 30, 2007 and 2006 were estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions.  No stock options were issued prior to fiscal year 2006.

	Year Ended June 30, 2007	Year Ended June 30, 2006
Risk-free rate of return	4.76%	4.96%
Expected life of award	3.5 years	3.5 years
Expected dividend yield	0.00%	0.00%
Expected volatility of stock	69%	68%
Weighted-average grant date fair value	$ 3.47	$2.88

The expected volatility of stock assumption was derived by referring to changes in the historical volatility of comparable companies. Forfeiture rates are estimated due to a lack of historical forfeiture data.

In accordance with SAB 107, we used the “simplified” method for “plain vanilla” options to estimate the expected term of options granted during 2006 and 2007.

Stock-based award activity during the years ended June 30, 2007 and 2006 was as follows (aggregate intrinsic value in millions):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2006	4,802,500	$ 2.97	3.9	$ 13.8
Granted	860,000	$ 6.45	4.5	$ 3.0
Exercised	-	-	-	-
Canceled	-	-	-	-

Outstanding at June 30, 2007	5,662,500	$ 3.50	4.0	$ 16.8
Exercisable at June 30, 2007	2,145,500	$ 3.23	3.9	$ 6.7

As of June 30, 2007, approximately $6 million of estimated expense with respect to non-vested stock-based awards has yet to be recognized and will be recognized in expense over the employee’s remaining weighted average service period of approximately 4.0 years.  As of June 30, 2007, 2,145,500 of the above options were exercisable.

The following table summarizes information with respect to stock options outstanding and exercisable at June 30, 2007:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.50 to $3.00	4,962,500	3.8	$ 2.97	2,009,500	$ 2.97
$3.01 to $7.00	495,000	4.4	$ 6.37	99,000	$ 6.11
$7.01 to $11.00	205,000	4.9	$ 9.33	37,000	$ 9.25
Total	5,662,500	4.0	$ 3.50	2,145,500	$ 3.23

Stock-based award activity for non-vested awards during the year ended June 30, 2007 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at June 30, 2006	3,787,500	$ 2.79
Granted	860,000	3.47
Vested	(1,130,500)	3.10
Canceled	-	-

Non-vested at June 30, 2007	3,517,000	$ 2.81

Restricted Stock Grant to Employees

During the year ended June 30, 2007, the Company issued 3,900 shares of restricted stock to employees.  The restricted stock grants were fully vested upon grant.

Note 14 - Related party transactions

Companies are considered to be related if a company has the ability, directly or indirectly, to control a second company or exercise significant influence over a second company in making financial and operating decisions.  Companies are also considered to be related if they are subject to common control or common significant influence.  There was no material related party transactions during the year ended June 30, 2007.

On December 27, 2004, a shareholder advanced $1,050,000 to the Company at an interest rate of approximately 1.6% per annum.  The advance was repaid with interest expense, approximately $2,290 on February 17, 2005.

In 2005, loans from shareholders in the amount of $11,000 were converted into paid-in-capital upon the Agreement of Forgiveness of Loan signed on April 18, 2005.

Note 15 - Subsequent events

Joint Development Agreement with Ashmore Energy International

On July 10, 2007, the Company entered into a Joint Development Agreement (the “Joint Development Agreement”) with Ashmore Energy International (“AEI”), to seek to identify and jointly develop, finance and operate various projects involving the conversion of coal, or coal and biomass mixtures, into syngas using the U-GAS® technology (or other alternative technology). The Joint Development Agreement will be for all projects in emerging markets, which includes markets other than North America, certain countries in European Union, Japan, Australia and New Zealand. Our current projects with Hai Hua, Golden Concord and YIMA, and any future expansion of such projects, are specifically excluded from the Joint Development Agreement. In addition, we may continue to independently pursue equipment sales and licensing opportunities with customers who will use syngas predominately for their own internal consumption.

The types of projects subject to the Joint Development Agreement include:

•

Projects utilizing syngas or methane to produce refined products, such as methanol, ethanol, DME and ammonia

•

Industrial projects using syngas to generate thermal energy

•

Projects providing syngas to power plants which will use the syngas to produce electricity

Each of the Company and AEI has the right, but not the obligation, to invest in up to 50% of the required equity in any project utilizing the U-GAS® technology originated by the other party. For any project that does not utilize the U-GAS® technology, the investment percentage to be offered to the non-originating party ranges from 0% to 35% depending on the type of project.  The Company will make the U-GAS® technology available for all projects in the markets listed above, even if it is not invested in the project. To facilitate this, and as agreed to by GTI, the joint venture or AEI, as applicable, will be granted a license to use the U-GAS® technology for each project.  The Company will receive a one-time installation fee of $10 per Thermal MegaWatt/hr of dry syngas production for each project that utilizes the U-GAS® technology. For projects that the Company co-develops with AEI, the royalty rate shall be negotiated at the time of the development of such project, but the royalty shall in no event exceed $0.50 per MMBtu.  The Joint Development Agreement has a term of five years, subject to AEI purchasing 2,000,000 shares of our common stock on or before September 15, 2007.  If the shares are not purchased by that time we may terminate the Joint Development Agreement.  As of the date of this filing we have not elected to exercise this right.

Item 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 8A.

Controls and Procedures

This annual report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded the following:

(i)

that the Company’s disclosure controls and procedures are designed to ensure (a) that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (b) that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure; and

(ii)

that the Company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the year ended June 30, 2007 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8B.

Other Information

Not applicable.

PART III

Item 9.

Directors and Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers

The following table sets forth information concerning our directors, executive officers and key employees as of September 15, 2007:

Name	Age	Position

Lorenzo Lamadrid	56	Chairman of the Board
Timothy Vail	45	President, Chief Executive Officer and Director
David Eichinger	42	Chief Financial Officer and Senior Vice President of Corporate Development
Donald Bunnell	41	President, Chief Executive Officer – Asia Pacific and Director
Carol Pearson	47	Corporate Controller, Corporate Secretary and Compliance Officer
David Nicoll	70	Senior Vice President of Engineering
Michael Storey	65	Director
Denis Slavich	67	Director
Harry Rubin	54	Director

Lorenzo Lamadrid. Mr. Lamadrid has been our Chairman since April of 2005. Mr. Lamadrid is Managing Director of Globe Development Group, LLC, a firm that specializes in the development of large scale energy, power generation, transportation and infrastructure projects in China and provides business advisory services and investments with a particular focus on China. Mr. Lamadrid is also a Director of Flow International Corporation. Mr. Lamadrid is a member of the International Advisory Board of Sirocco Aerospace, an international aircraft manufacturer and marketer. Mr. Lamadrid is also a Director and founding partner of the Fairchild Capital Group, a firm providing investment services to basic industries and infrastructure companies in China. He previously served as President and Chief Executive Officer of Arthur D. Little, a management and consulting company, as President of Western Resources International, Inc., and as Managing Director and founding partner of The Wing Group, a leading international electric power project-development company. Prior to that, he was corporate officer of General Electric (“GE”) serving as Vice President and General Manager with GE Aerospace and head of International Operations from 1986 to 1999.  Mr. Lamadrid holds a dual bachelor’s degree in Chemical Engineering and Administrative Sciences from Yale University, a M.S. in Chemical Engineering from the Massachusetts Institute of Technology and an M.B.A. in Marketing and International Business from the Harvard Business School.

Timothy Vail. Mr. Vail is our President and Chief Executive Officer and is also a Director. Mr. Vail joined us as a Director on September 20, 2005, and accepted the President and Chief Executive Officer position on May 30, 2006. Prior to joining us, beginning in 2002, Mr. Vail served as the Director of Commercialization for Fuel Cell Development for General Motors Corporation (“GM”). At GM, Mr. Vail’s duties included the development of GM’s Shanghai fuel cell office as well as coordination of engineering facilities in the U.S., Germany, Japan and China. Prior to his position at GM, Mr. Vail was the Vice President of product development for The New Power Company, a start-up subsidiary of Enron Corporation, where he was responsible for the development of new products and services to be delivered to New Power’s customer bases. From 1995 until starting work for The New Power Company, Mr. Vail was a Vice President at Enron Energy Services. Mr. Vail was also a securities lawyer with Andrews Kurth, LLP from 1990 to 1993. Mr. Vail holds a J.D. from the University of Houston Law Center and a B.A. in Economics from The University of Texas at Austin.

David Eichinger. Mr. Eichinger has served as our Chief Financial Officer and Senior Vice President of Corporate Development, since May 30, 2006. Prior to joining us as an executive officer, Mr. Eichinger was a consultant to us since October 19, 2005, in which capacity he advised us on technology license negotiations and global expansion beyond the Chinese market. From 1991 to 1996, Mr. Eichinger spent five years in the Corporate Treasury function as an analyst in Corporate Finance and Tax at Exxon Corporation and Exxon Chemicals. From 1996 to 2000, Mr. Eichinger led merger and acquisition teams for Enron Corporation in the deregulating wholesale and retail markets in North and South America. In addition, Mr. Eichinger led the spin off of The New Power Company and served as an executive officer in charge of corporate development. Mr. Eichinger has also advised a number of energy related firms including CAM Energy (a New York based hedge fund) and General Hydrogen. Mr. Eichinger holds both a B.S. and M.S. in Chemistry from The College of William and Mary, and an M.B.A. from Carnegie Mellon.

Donald Bunnell. Mr. Bunnell is our President and Chief Executive Officer – Asia Pacific, a Director and a co-founder of our company. From 2001 until the creation of our company, Mr. Bunnell was the Asia Business Development Vice President for BHP Billiton’s aluminum group. Between 1997 and 2001, Mr. Bunnell served in various capacities, including Vice President in charge of Enron China’s power group, and Country Manager, with the power development team of Enron Corporation. During this time, Mr. Bunnell spent three years leading the Enron/Messer/Texaco consortium for the Nanjing BASF Project. From 1995 to 1997, Mr. Bunnell was a manager with Coastal Power Corporation (now part of El Paso Corporation) in Beijing, where he was involved in development of gas turbine power plants and other power projects. Mr. Bunnell is an attorney licensed to practice in the United States and has practiced law in Hong Kong, advising clients on China investments, prior to entering the power business. Mr. Bunnell is fluent in Mandarin Chinese, has lived in China for over 11 years, and has 10 years of experience in the China power industry developing projects and managing joint ventures. Mr. Bunnell graduated from Miami University with a B.A. and from the William & Mary School of Law with a J.D.

 Carol Pearson. Ms. Pearson has served as our Corporate Controller since July 27, 2006 and as our Corporate Secretary since October 11, 2006. From October 2005 to July 2006, she served as Corporate Controller for Cornell Companies Inc. Prior to that, Ms. Pearson served as Director of Internal Audit at Camden Property Trust, Inc. from May 2004 through August 2005. From January 2001 through May 2004, she was in charge of Financial Reporting and Compliance for EGL, Inc. Ms. Pearson previously served as an audit manager with Ernst & Young, LLP and a senior accountant with Coopers & Lybrand, LLP. She graduated from Northeast Louisiana University with a B.B.A. in accounting with Honors and is a Certified Public Accountant.

David J.H. Nicoll. Mr. Nicoll has served as our Senior Vice President of Engineering since June 1, 2007, and is responsible for the Company’s engineering and technology acquisition and development activities.  For the previous 14 years, Mr. Nicoll managed his own consulting group providing project development and financing services on a worldwide basis to companies in power, petrochemical, oil refining and minerals processing sectors.  Prior to these activities, Mr. Nicoll served as Vice President Project Finance for the Fluor Corporation and Combustion Engineering, and Managing Director of a grass roots petrochemical company in Sao Paulo, Brazil.  Mr. Nicoll is Chemical Engineer with a Bachelors Degree from the Loughborough University of Technology in Loughborough, England.

Michael Storey. Mr. Storey has served as one of our directors since November of 2005. From 2000 to 2004, he has served as President and CEO of Inmarsat Ventures, a global communications company. He resigned in March of 2004, but continues as an advisor. From 1993 to 1999, Mr. Storey ran several telecommunications businesses during European deregulation that became MCI Europe and is now Verizon Communications. In 1984, Mr. Storey established City Centre Communications, a business in the cable television and telecommunications industry. He grew his business and acquired several franchises before selling his interests in 1992 to Videotron and Bell Canada. He served as a Director and then Chairman of the Cable Communications Association from 1983 to 1990, representing all the investors in the U.K. cable industry. Starting in 1972, Mr. Storey served for 10 years as a Vice President and Partner of Booze Allen Hamilton International Management Consultants. Mr. Storey is a graduate of King’s Fund Administrative Staff College and has an M.B.A. from the University of Chicago. From 1958 to 1968, he worked in the healthcare industry, operating hospitals in the U.K., Middle East, and North America. He also holds two professional certifications: Professionally Qualified Hospital Administrator and Professionally Qualified Personnel Manager.

Denis Slavich. Mr. Slavich has served as a director since November of 2005 and currently serves as the Chairman of our Audit Committee. Mr. Slavich has over 35 years of experience in large scale power generation development. He is currently an international consultant to a number of U.S. and China-based companies engaged in cross border transactions, as well as an advisor and board member for a number of additional firms. From 1998 to 2000 Mr. Slavich was the CFO and director of KMR Power Corporation and was responsible for the development of an international IPP company that developed projects in Columbia as well as other areas. Mr. Slavich also served as acting President for Kellogg Development Corporation, a division of M.W. Kellogg, during 1997. From 1991 to 1995, Mr. Slavich was also a Vice President of Marketing for Flour Daniel. From 1971 to 1991 Mr. Slavich served in various executive positions at Bechtel Corporation including Sr. VP, CFO, and director and Sr. VP and manager of the International Power Division. Mr. Slavich received his Ph.D. from Massachusetts Institute of Technology, M.B.A. from the University of Pittsburgh and his B.S. in Electrical Engineering from the University of California at Berkeley.

Harry Rubin. Mr. Rubin has been a Director since August 5, 2006. Mr. Rubin is currently Chairman of Henmead Enterprises, in which capacity he advises various companies regarding strategy, acquisitions and divestitures. He currently serves as a Director of Image-Metrics Plc, and has held board positions at a number of private and public companies such as the A&E Network, RCA/Columbia Pictures Home Video and the Genisco Technology Corporation. He was a founding partner of the Boston Beer Company. In the 12 years prior to 2006, Mr. Rubin held various senior management roles in the computer software industry, including Senior Executive Vice President and Chief Operating Officer of Atari, and President of International Operations and Chief Financial Officer for GT Interactive Software. Mr. Rubin entered the computer software business in 1993 when he became Executive VP for GT Interactive Software as a start-up company, and played a leadership role in GT’s progression as the company went public in 1995 and became one of the largest industry players. Prior to 1993, he held various senior financial and general management positions at RCA, GE and NBC. He is a graduate of Stanford University and Harvard Business School, and resides in New York City.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than 10% of our equity securities, to file initial reports of ownership and reports of changes in ownership of our common stock with the SEC and to furnish us a copy of each filed report.

Each of our officers, directors and greater than 10% beneficial failed to timely file their Form 3 which was due upon the effectiveness of our registration statement on Form SB-2, File No. 333-140367.

Code of Ethics

We have adopted a Code of Business and Ethical Conduct that applies to all of our employees, as well as each member of our board of directors.  The Code of Business and Ethical Conduct is available at the “Corporate Governance” section of our website at www.synthesisenergy.com.  We intend to post amendments to or waivers from the Code of Business and Ethical Conduct (to the extent applicable to our chief executive officer, principal financial officer or principal accounting officer) at this location on our website.

Corporate Governance

Our board of directors has six directors and has established the Audit, Compensation, and Nominating and Governance Committees as its standing committees. The board of directors has determined that all members of the its Audit Committee, in addition to meeting the above standards, also meet the criteria for independence for audit committee members which are set out in the Exchange Act.  The board of directors has determined that Mr. Denis Slavich qualifies as the audit committee financial expert.  There have been no material changes to the procedures by which our stockholders may recommend nominees to the board of directors.

Item 10.

Executive Compensation

Summary Compensation Table.  The following table provides information concerning compensation paid or accrued during the fiscal years ended June 30, 2007 and 2006 to our principal executive officer and each of our other two most highly paid executive officers whose salary and bonus exceeded $100,000, collectively referred to as the Named Executive Officers, determined at the end of the last fiscal year:

Name and Principal Position	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Timothy Vail, President and CEO	2007 2006	$ 158,750 $ 12,500 (1)	$ 126,000 $ -	$ - $ -	$ - $ 6,770,230 (2)	- -	$ - $ -	$ 284,750 $ 6,782,730
David Eichinger, CFO	2007 2006	$ 155,000 $ 10,000 (4)	$ 156,000 $ -	$ - $ -	$ - $ 4,883,554 (2)	- -	$ 100,300 (3) $ 46,573 (5)	$ 411,300 $ 4,940,127
Donald Bunnell, President and CEO Asia Pacific	2007 2006	$ 120,000 $ 120,000	$ 320,000 $ -	$ - $ -	$ - $ -	- -	$ - $ -	$ 440,000 $ 120,000

_______________________

(1)

Prior to May 30, 2006, Mr. Vail served only as a director, for which he did not receive any cash compensation.

(2)

Amounts represent the total fair market value of time vested options granted during the fiscal year. Value determined using a Black-Scholes model as required under FAS 123(R).

(3)

Mr. Eichinger received $100,000 as reimbursement for relocation expenses and $300 as reimbursement for taxes on his shares of common stock.

(4)

Prior to May 30, 2006, Mr. Eichinger served as one of our consultants. His compensation for these services is listed under “All Other Compensation.”

(5)

Represents amounts paid under a consulting agreement between us and Mr. Eichinger which was effective from October 19, 2005 through May 1, 2006. Mr. Eichinger was hired by us as an employee on a permanent basis effective May 30, 2006.

Employment Agreements

We have entered into employment agreements with Timothy Vail, as our President and Chief Executive Officer, David Eichinger, as our Chief Financial Officer and Senior Vice President of Corporate Development and Donald Bunnell, as our President and Chief Executive Officer — Asia Pacific.

Our agreement with Mr. Vail became effective May 30, 2006 and is for a four-year term. He receives an annual base salary of up to $180,000, bonuses as may be awarded from time to time by the Board or any compensation committee thereof, including a performance bonus, and reimbursement of no more than $1,500 per month for all reasonable and customary medical and health insurance premiums incurred by Mr. Vail if he is not covered by insurance. Mr. Vail’s salary as of June 30, 2006 was $10,000 per month and was subject to increase upon the achievement of certain performance milestones. Mr. Vail met two of these milestones, one in August of 2006 and his salary was increased to $12,500 per month, and the second in March of 2007 and his salary was increased to $15,000 per month. The compensation committee of the Board also evaluates Mr. Vail’s salary on an annual basis and determines if any additional increases are warranted. Pursuant to the terms of the employment agreement, we have also granted Mr. Vail options to purchase 2,350,000 shares of common stock. The options have an exercise price of $3.00 and vest in five equal annual installments, with the first installment vesting on the effective date of the employment agreement. The options are subject to the terms and conditions outlined in the Plan.

The employment agreement prohibits Mr. Vail from competing with us during his employment and for a period of 18 months after termination of his employment. Mr. Vail’s employment agreement also requires us to reimburse Mr. Vail if he uses his personal aircraft for our business. He is entitled to receive the lesser of (i) the costs of a comparable commercial airline fare or (ii) the actual operating costs of the flight on his aircraft, including fuel costs, pilot expenses and engine reserves.

Mr. Vail was also granted an option to purchase 50,000 shares of common stock pursuant to the terms of a nonstatutory stock option agreement dated effective November 7, 2005. The option has an exercise price of $2.50 and vest in four equal annual installments, with the first installment vesting on the effective date of the grant. The option expires on November 7, 2010. The option is subject to the terms and conditions outlined in the Plan.

Our agreement with Mr. Eichinger became effective May 30, 2006 and is for a four-year term. He receives an annual base salary of up to $180,000, bonuses as may be awarded from time to time by the Board or any compensation committee thereof, including a performance bonus, and reimbursement of no more than $1,500 per month for all reasonable and customary medical and health insurance premiums incurred by Mr. Eichinger if he is not covered by insurance. Mr. Eichinger’s current salary is $15,000 per month and is subject to increase upon the achievement of certain performance milestones. The compensation committee of the Board shall also evaluate Mr. Eichinger’s salary on an annual basis and determine if any additional increases are warranted. We have also granted Mr. Eichinger options to purchase 1,750,000 shares of common stock. The options have an exercise price of $3.00 and vest in five equal annual installments, with the first installment vesting on the date of the option grant. The options are subject to the terms and conditions outlined in the Plan. The employment agreement prohibits Mr. Eichinger from competing with us during his employment and for a period of 18 months after termination of his employment.

Our agreement with Mr. Bunnell was amended and restated effective July 14, 2006 and is for a term ending on April 18, 2009. Mr. Bunnell receives an annual base salary of $120,000, bonuses as may be awarded from time to time by the Board or any compensation committee thereof, including a performance bonus, and reimbursement of no more than $1,500 per month for all reasonable and customary medical and health insurance premiums incurred by Mr. Bunnell if he is not covered by insurance. Mr. Bunnell’s salary is subject to increase upon the achievement of certain performance milestones. The compensation committee of the Board also evaluates Mr. Bunnell’s salary on an annual basis and determines if any additional increases are warranted. The employment agreement prohibits Mr. Bunnell from competing with us during his employment and for a period of 18 months after termination of his employment.

Potential Payments Upon Termination or Change of Control

Pursuant to the terms of their employment agreements, upon a termination without cause or a voluntary termination for good reason, Messrs. Vail and Eichinger are entitled to receive (i) all payments of their base salary (as of the date of termination) for the remainder of the term of their agreements and in accordance with the terms thereof, (ii) payment of any bonus that they would have been otherwise entitled to received under their agreement as of the date of their termination, and (iii) all unvested options shall automatically vest as of the termination date. In addition, pursuant to the terms of his employment agreement, upon a termination without cause or a voluntary termination for good reason, Mr. Bunnell is entitled to receive all payments of his base salary (as of the date of termination) for the remainder of the term of his agreement and in accordance with the terms thereof. Upon a voluntary termination, termination for cause, death or disability, Messrs. Vail, Eichinger and Bunnell would not be entitled to receive benefits from the Company. Assuming that the effective date of termination is June 30, 2007, the total of such benefits would be as follows: (i) $3,100,361 for Mr. Vail (including $525,000 in base salary, $262,500 in bonus and $2,312,861 as the value of accelerated options), (ii) $2,487,040 for Mr. Eichinger (including $525,000 in base salary, $262,500 in bonus and $1,699,540 as the value of accelerated options) and (iii) $220,000 in base salary for Mr. Bunnell. All vested options must be exercised within six months of the termination date, regardless of the reason for termination.

Upon a change of control (as defined in their employment agreements), all unvested options of Messrs. Vail and Eichinger would automatically vest on the effective date of the change of control, even if their employment is not terminated. In addition, the employment agreements of Messrs. Vail and Eichinger also contain tax gross-up provisions which are applicable in the event that they received payments or benefits under their employment agreement in connection with a change of control. If the officer incurs any excise tax by reason of his or her receipt of such payments, they will receive a gross-up payment in an amount that would place them in the same after-tax position that he or she would have been in if no excise tax had applied.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END June 30, 2007
	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Timothy Vail	965,000	1,435,000 (1)	-	(1)	(1)	-	-	-	-
David Eichinger	700,000	1,050,000 (2)	-	$3.00	(2)	-	-	-	-
Donald Bunnell	-	-	-	-	-	-	-	-	-

____________________

(1)

Mr. Vail has received two option grants: (a) an option to purchase 50,000 shares at an exercise price of $2.50 on November 7, 2005, and (b) an option to purchase 2,350,000 shares at an exercise price of $3.00 on May 30, 2006.  The options expire on November 7, 2010 and May 30, 2011, respectively.  The November 7, 2005 option vests in four equal annual installments, with the first installment vesting on the date of grant.  The May 30, 2006 option vests in five equal annual installments, with the first installment vesting on the date of grant.

(2)

Mr. Eichinger received an option to purchase 1,750,000 shares on May 30, 2006 which vests in five equal annual installments, with the first installment vesting on the date of grant. The option expires on May 30, 2011.

The description of the terms of the employment agreements of Messrs. Vail and Eichinger also includes a summary description of the terms of their May 30, 2006 option grants.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards		Non-Equity Incentive Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
(a)	(b)	(c)	(d)		(e)	(f)	(g)	(h)
Lorenzo Lamadrid	$ 60,000	-	$ -		-	-	-	$ 60,000
Michael Storey	$ -	-	$ -		-	-	-	$
Denis Slavich	$ -	-	$ -		-	-	-	$
Harry Rubin	$ -	-	$ 106,863	(1)	-	-	-	$ 106,683

____________________

(1)

On March 26, 2007, Mr. Rubin was granted an option to purchase an additional 40,000 shares of common stock at an exercise price of $6.00 per share. The option vests in five equal annual installments, with the first installment vesting on the date of the grant. The option expires on March 26, 2012. Amount represents the total fair market value of time vested options granted during the fiscal year. The fair market value was determined using a Black-Scholes model as required under FAS 123(R).

Mr. Lamadrid has a consulting agreement with us for his service as Chairman of our Board. The agreement is for a four-year term effective August 1, 2006. Mr. Lamadrid receives an annual consulting fee of $60,000 and reimbursement for reasonable expenses incurred in the performance of his services. The compensation committee of the Board also evaluates Mr. Lamadrid’s consulting fee on an annual basis and determines if any additional increases are warranted.

Item 11.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information with respect to the beneficial ownership of our common stock as of June 30, 2007, by:

•

each person who is known by us to beneficially own 5% or more of the outstanding class of our capital stock;

•

each member of the Board;

•

each of our executive officers; and

•

all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC.  To our knowledge, each of the holders of capital stock listed below has sole voting and investment power as to the capital stock owned unless otherwise noted.

Name and Address of Beneficial Owner	Numbers of Shares of Common Stock Beneficially Owned	% of Common Stock Outstanding (1)
Donald Bunnell	6,102,500	20.2%
Lorenzo Lamadrid (2)	3,195,000	10.6%
Gregory “Bruce” Golden	3,030,100	10.0%
David A. Schwedel (3)	2,142,160	7.1%
Collison Limited (4)	1,904,762	6.3%
Azure International (5)	1,680,000	5.6%
Michael Storey (6)	1,505,000	5.0%
Timothy Vail (7)	1,185,000	3.9%
David Eichinger (8)	700,100	2.3%
Harry Rubin (9)	142,000	*
Denis Slavich (10)	115,000	*
Executive Officers and Directors as a group (7 persons)	12,944,600	42.9%

__________________________

* Less than 1%

(1)

Based on 30,187,615 shares outstanding as of June 30, 2007.

(2)

Includes 25,000 shares of common stock issuable upon the exercise of options which are currently exercisable or exercisable within 60 days hereof.

(3)

Includes 1,000,000 shares of common stock held by Union Charter Capital VII, Inc., for which Mr. Schwedel exercises voting and investment authority.

(4)

Samer Mouasher is the principal of, and exercises voting and investment authority over the shares held by, this stockholder.

(5)

Christopher J. Raczkowski, Stephen M. Terry and Juanli Han are the principals of, and exercise voting and investment authority over the shares held by, this stockholder.

(6)

Includes 105,000 shares of common stock issuable upon the exercise of options which are currently exercisable or exercisable within 60 days hereof.

(7)

Includes 965,000 shares of common stock issuable upon the exercise of options which are currently exercisable or exercisable within 60 days hereof.

(8)

Includes 700,000 shares of common stock issuable upon the exercise of options which are currently exercisable or exercisable within 60 days hereof.

(9)

Includes 72,000 shares of common stock issuable upon the exercise of options which are currently exercisable or exercisable within 60 days hereof.

(10)

Includes 105,000 shares of common stock issuable upon the exercise of options which are currently exercisable or exercisable within 60 days hereof.

Item 12.

Certain Relationships and Related Transactions and Director Independence

Relationships with Related Person, Promoters and Certain Control Persons

None.

Director Independence

As of June 30, 2007, we were not listed on a national securities exchange or in an inter-dealer quotation system that has requirements that a majority of the board of directors be independent.  The Board has determined that all members of the Board, other than Lorenzo Lamadrid, Chairman of the Board, Timothy Vail, our President and Chief Executive Officer and Donald Bunnell, President and Chief Executive Officer – Asia Pacific, are “independent” under the definition set forth in the listing standards of the NASDAQ Stock Market, Inc., which is the definition that the Board has chosen to use for the purposes of determining independence, as the Pink Sheets does not provide such a definition.  Therefore, only half of our current Board members are independent.  The board of directors plans to appoint at least one more independent director as soon as practicable within this one-year period.

Item 13.

Exhibits

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on January 31, 2007).
3.2

Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on March 30, 2007).

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on January 31, 2007).
10.1

Amended and Restated Agreement and Plan of Merger among Tamborine Holdings, Inc., SES Acquisition Corporation, Synthesis Energy Holdings, Inc. and the shareholders of Synthesis Energy Holdings, Inc. dated April 4, 2005 (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on March 30, 2007).

10.2

First Amendment to the Amended and Restated Agreement and Plan of Merger by and among the Company, SES Acquisition Corporation, Synthesis Energy Holdings, Inc., and the shareholders listed on the signature page thereto dated December 29, 2006 (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on January 31, 2007).

10.3**

Amended and Restated License Agreement by and between Synthesis Energy Systems, Inc. and Gas Technology Institute dated August 31, 2006 (incorporated by reference to Exhibit 10.3 to Amendment No. 4 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on May 23, 2007).

10.4

Cooperative Joint Venture Contract of SES (Zaozhuang) New Gas Company Ltd. between Shandong Hai Hua Coal & Chemical Company Ltd. and Synthesis Energy Systems Investments, Inc. dated July 6, 2006 – English translation from original Chinese document (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on January 31, 2007).

10.5

Amendment to Cooperative Joint Venture Contract of SES (Zaozhuang) New Gas Company Ltd. between Shandong Hai Hua Coal & Chemical Company Ltd. and Synthesis Energy Systems Investments, Inc. dated November 8, 2006 – English translation from original Chinese document (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on January 31, 2007).

10.6**

Contract for Synthesis Gas Purchase and Sales by and between Shandong Hai Hua Coal & Chemical Company Ltd. and Synthesis Energy Systems (Zaozhuang) New Gas Company Ltd. dated October 22, 2006 – English translation from original Chinese document (incorporated by reference to Exhibit 10.6 to Amendment No. 4 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on May 23, 2007).

10.7+

Employment Agreement between the Company and Timothy E. Vail dated May 30, 2006 (incorporated by reference to Exhibit 10.7 to Amendment No. 2 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on March 30, 2007).

10.8+

Amendment to Employment Agreement between the Company and Timothy E. Vail dated November 15, 2006 (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on January 31, 2007).

10.9+

Employment Agreement between the Company and David Eichinger dated May 30, 2006 (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on January 31, 2007).

10.10+

Amended and Restated Employment Agreement between the Company and Donald P. Bunnell dated July 14, 2006 (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on January 31, 2007).

10.11+

Consulting Agreement between the Company and Lorenzo Lamadrid dated May 30, 2006 (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on January 31, 2007).

10.12+

Amended and Restated 2005 Incentive Plan (incorporated by reference to Exhibit 10.13 to Amendment No. 3 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on May 1, 2007).

10.13+

Form of Nonstatutory Stock Option Agreement (four year vesting) (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on January 31, 2007).

10.14+

Form of Nonstatutory Stock Option Agreement (five year vesting) (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on January 31, 2007).

10.15

Shareholder’s Loan Agreement by and between Synthesis Energy Systems Investments, Inc. and Synthesis Energy Systems (Zaozhuang) dated March 20, 2007 (incorporated by reference to Exhibit 10.15 to Amendment No. 2 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on March 30, 2007).

10.16

Fixed Assets Loan Contract between Synthesis Energy Systems (Zaozhuang) New Gas Company Ltd. and Industrial and Commercial Bank of China dated March 27, 2007 – English translation from original Chinese document (incorporated by reference to Exhibit 10.16 to Amendment No. 2 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on March 30, 2007).

10.17

Amended and Restated Commitment Agreement dated November 30, 2006 between the Company and Union Charter Capital VII, Inc. (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on January 31, 2007).

10.18

Second Amendment to Cooperative Joint Venture Contract of SES (Zaozhuang) New Gas Company Ltd., between Shandong Hai Hua Coal & Chemical Company Ltd. and Synthesis Energy Systems Investments, Inc., dated February 12, 2007 – English translation from original Chinese document (incorporated by reference to Exhibit 10.6 to Amendment No. 3 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on May 1, 2007).

10.19+

Amended and Restated Employment Agreement between the Company and Gregory Bruce Golden dated March 12, 2006 (incorporated by reference to Exhibit 10.19 to Amendment No. 4 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on May 23, 2007).

10.20+

Employment Agreement between the Company and Carol Pearson dated July 27, 2006 (incorporated by reference to Exhibit 10.20 to Amendment No. 4 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on May 23, 2007).

10.21

Co-Operative Joint Venture Contract of SES – GCL (Inner Mongolia) Coal Chemical Co., Ltd. between Inner Mongolia Golden Concord (Xilinhot) Energy Investment Co., Ltd. and Synthesis Energy Systems Investments, Inc. dated May 25, 2007 – English translation from original Chinese document (incorporated by reference to Exhibit 10.21 to Amendment No. 5 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on June 6, 2007).

10.22

Amendment No. 1 to Amended and Restated License Agreement by and between Synthesis Energy Systems, Inc. and Gas Technology Institute dated June 14, 2007 (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement (Registration No. 333-143817) on Form SB-2 filed on June 15, 2007).

10.23+

Employment Agreement between the Company and David Nicoll dated June 1, 2007 (incorporated by reference to Exhibit 10.23 to Amendment No. 1 to the Company’s Registration Statement (Registration No. 333-143817) on Form SB-2 filed on July 16, 2007)

10.24

Joint Development Agreement by and between Synthesis Energy Systems, Inc. and Ashmore Energy International dated July 11, 2007 (incorporated by reference to Exhibit 10.24 to Amendment No. 1 to the Company’s Registration Statement (Registration No. 333-143817) on Form SB-2 filed on July 16, 2007).

10.25*	Form of Indemnification Agreement between the Company and its officers and directors.
16.1

Letter from KPMG Huazhen regarding change in certifying accountants (incorporated by reference to Exhibit 16.1 to Amendment No. 2 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on March 30, 2007).

21.1*	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on January 31, 2007).
31.1*	Certification of Chief Executive Officer of Synthesis Energy Systems, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer of Synthesis Energy Systems, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*

Certification of Chief Executive Officer of Synthesis Energy Systems, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2*

Certification of Chief Financial Officer of Synthesis Energy Systems, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

_____________________________

*

Filed herewith.

**

Portions of this exhibit have been omitted pursuant to a request for confidential treatment accepted by the Securities and Exchange Commission and this exhibit has been filed separately with the Securities and Exchange Commission in connection with such request.

+

Management contract or compensatory plan or arrangement

Item 14.

Principal Accountant Fees and Services

Independent Registered Public Accountant Fees.

In the years ended June 30, 2007 and 2006, KPMG LLP provided services in the following categories and amounts:

	June 30, 2007	June 30, 2006
Audit Fees	$ 226,000	$ 186,000
Audit Related Fees	$ 200,700	$ -
Total	$ 426,700	$ 186,000

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditor.

The Audit Committee’s policy is to pre-approve all auditing services and non-audit services provided by the independent auditors.  These services may include audit services, audit-related services, tax services and other services subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act which are approved by the Audit Committee prior to the completion of the audit.  Alternatively, the engagement of the independent auditor may be entered into pursuant to pre-approval policies and procedures established by the Audit Committee, provided that the policies and procedures are detailed as to the particular services and the Audit Committee is informed of each service. The Audit Committee may form and delegate authority to subcommittees consisting of one or more members when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such subcommittee to grant preapprovals shall be presented to the full Audit Committee at its next scheduled meeting.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNTHESIS ENERGY SYSTEMS, INC.

Date: September 20, 2007	By:	/s/ Timothy E. Vail
Timothy E. Vail, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 20, 2007.

Signature	Capacity In Which Signed	Date
/s/Timothy E. Vail	President and Chief Executive Officer and Director (Principal Executive Officer)	September 20, 2007
Timothy E. Vail
/s/David Eichinger	Chief Financial Officer and Senior Vice President of Corporate Development (Principal Financial Officer)	September 20, 2007
David Eichinger
/s/ Carol Pearson	Corporate Controller and Secretary (Principal Accounting Officer)	September 20, 2007
Carol Pearson
/s/ Donald Bunnell	President, Chief Executive Officer – Asia Pacific and Director	September 20, 2007
Donald Bunnell
/s/ Lorenzo Lamadrid	Director	September 20, 2007
Lorenzo Lamadrid
/s/ Michael Storey	Director	September 20, 2007
Michael Storey
/s/ Denis Slavich	Director	September 20, 2007
Denis Slavich
/s/ Harry Rubin	Director	September 20, 2007
Harry Rubin

Appendix A

GLOSSARY OF TERMS

The following is a description of the meanings of some of the industry terms used and not otherwise defined in this Form SB-2.

Agglomerates.  To form or collect into a rounded mass.

Bar.  A unit of pressure measurement equal to 100,000 pascals.

Biomass.  Living and recently living biological material that can be used as fuel or for industrial production.

Bituminous coal.  A relatively hard coal containing a tar-like substance called bitumen.

Btu.  A British Thermal Unit, which is a unit of measurement for the quantity of heat required to raise the temperature of one pound of water by one degree Fahrenheit.

Byproduct. Secondary or incidental product derived from a manufacturing process or chemical reaction, which is not the primary product being produced.

Carbonaceuous.  The defining attribute of a substance rich in carbon.

Coke.  Solid carbonaceous residue derived from destructive distillation of low-ash, low-sulfur bituminous coal

Engineering Block.  A phase of development whereby all mechanical systems are specified and designed.

Fines.  Coal with a maximum particle size between one-sixteenth inch and one-eighth inch, occasionally exceeding this maximum.

Fluidized bed.  Type of combustion used in power plants and which suspends solid fuels on upward-blowing jets of air during the combustion process.

Flux. A substance used to promote fusion of metals or minerals.

Fuel cell.  An electrochemical energy conversion device designed for continuous replenishment of the reactants consumed and which produces electricity from an external supply of fuel and oxidant.

Gasifier.  A vessel which covers carbonaceous materials, such as coal, petroleum, petroleum coke or biomass, into carbon monoxide and hydrogen and other constituent materials.

High rank coals.  Coals with higher purity of carbon and less hydrogen, oxygen and nitrogen content, typified by anthracite, bituminous and sub-bituminous coal.

Integrated gasification combined cycle.  A type of power plant using syngas as a source of clean fuel.

Low rank coals.  Coals with lower purity of carbon and less hydrogen, oxygen and nitrogen content, otherwise know as “waste coals.”

MMBtu.  Million British Thermal Units.

MW.  Mega watt, or one million watts, which is a unit of measurement of power.

Ncum.  Normal cubic meter.

Oxidant.  A chemical compound that readily transfers oxygen atoms or a substance that gains electrons in a redox chemical reaction.

Particulates.  Tiny particles of solid (a smoke) or liquid (an aerosol) suspended in a gas.

Poly-generation configuration. The arrangement of equipment which allows for the use of a number of commodities, including hydrogen, carbon monoxide, steam and power.

Psia.  A unit of measurement for pressure which means “pounds per square inch absolute.”

Reactant gases.  A gas which is the starting material for a chemical reaction.

Slagging.  The process of removing a nonmetallic material produced from the mutual dissolving of flux and nonmetallic materials.

Syngas.   A mixture of hydrogen, carbon monoxide and other products also referred to as synthesis gas.