Form 10QSB
period 2007-09-30
SYNTHESIS ENERGY SYSTEMS INC
filed 2007-11-13
CIK 1375063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2007

[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: to:

Commission file number: 001-32681

SYNTHESIS ENERGY SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation) 6330 West Loop South, Suite 300, Houston, Texas (Address of principal executive offices)	20-2110031 (I.R.S. Employer Identification No.) 77401 (Zip code)

Registrant’s telephone number, including area code:  (713) 579-0600

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  No [X]

As of November 8, 2007, there were 36,418,921 shares of the registrant’s common stock, par value $.01 per share, outstanding.

Transitional Small Business Disclosure Format.  Yes ___ No         X

SYNTHESIS ENERGY SYSTEMS, INC.

Table of Contents

Part I.

Financial Information

Page No.

Item 1.

Financial Statements

Condensed Consolidated Balance Sheets as of

September 30, 2007 (unaudited) and June 30, 2007

1

Condensed Consolidated Statements of Operations for the

Three Months Ended September 30, 2007 and 2006 and the period from November 4, 2003 (inception) to September 30, 2007(unaudited)

2

Condensed Consolidated Statements of Cash Flows for the

Three Months Ended September 30, 2007 and 2006 and the period from November 4, 2003 (inception) to September 30, 2007(unaudited)

3

Condensed Consolidated Statements of Stockholders Equity for the

Three Months Ended September 30, 2007 and 2006 (unaudited)

4

Notes to Condensed Consolidated Financial Statements (unaudited)

5

Item 2.

Plan of Operations

17

Item 3.

Controls and Procedures

20

Part II.

Other Information

Item 1.

Legal Proceedings

20

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

20

Item 3.

Defaults upon Senior Securities

20

Item 4.

Submission of Matters to a Vote of Security Holders

20

Item 5.

Other Information

21

Item 6.

Exhibits

21

i

Item 1.  Financial Statements

SYNTHESIS ENERGY SYSTEMS, INC.

(A Development Stage Enterprise)

Condensed Consolidated Balance Sheets
	September 30, 2007	June 30, 2007
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$ 3,323,203	$ 6,202,628
Prepaid expenses and other currents assets	2,025,239	441,297
Deferred financing costs	417,978	142,848
Total current assets	$ 5,766,420	$ 6,786,773
Restricted cash	2,993,405	11,101,157
Intangible asset, net	1,679,401	1,726,561
Construction-in-progress	28,276,308	15,168,509
Property, plant and equipment, net	446,078	331,410
Project prepayments	1,164,652	2,478,088
Long-term land lease (Note 3)	554,135	879,008
Other long-term assets	1,250,000	-
Total assets	$ 42,130,399	$ 38,471,506

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses and other payables	$ 10,474,130	$ 6,841,216
Current portion of long-term bank loan (Note 3)	1,020,752	-
Total current liabilities	$ 11,494,882	$ 6,841,216
Long-term liabilities:
Long-term bank loan (Note 3)	11,228,276	12,080,625
Total liabilities	$ 22,723,158	$ 18,921,841
Minority interest	446,873	454,800
Stockholders’ Equity:
Common stock, $0.01 par value: 100,000,000 shares authorized: 30,465,615 and 30,187,615 shares issued and outstanding, respectively	304,656	301,876
Additional paid-in capital	40,807,366	37,300,927
Deficit accumulated during development stage	(22,449,584)	(18,683,162)
Accumulated other comprehensive income	297,930	175,224
Total stockholders’ equity	$ 18,960,368	$ 19,094,865
Total liabilities and stockholders’ equity	$ 42,130,399	$ 38,471,506

See accompanying notes to the condensed consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.

(A Development Stage Enterprise)

Condensed Consolidated Statements of Operations (Unaudited)
	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	November 4, 2003 (inception) to September 30, 2007

Net Sales	$ -	$ -	$ -
Costs of goods sold	-	-	-
Gross Profit	-	-	-
General and administrative expenses and other expenses:
General and administrative expenses	(2,509,621)	(727,206)	(9,636,675)
Stock-based compensation	(1,009,219)	(1,779,545)	(10,692,760)
Project development expenses	(55,882)	(375,832)	(1,932,166)
Technical development	(242,970)	(148,607)	(879,162)
Operating loss	$ (3,817,692)	$ (3,031,190)	$ (23,140,763)

Non-operating income:
Interest Income	43,342	96,123	648,940
Interest expense	-	-	(2,440)
Net loss before income tax benefit	(3,774,350)	(2,935,067)	(22,494,263)

Other income	-	-	-
Income tax benefit (Note 5)	-	-	-
Minority interest	7,928	-	44,679
Net loss	$ (3,766,422)	$ (2,935,067)	$ (22,449,584)

Net loss per share (Note 6):
Basic and diluted	$ (0.12)	$ (0.11)	$ (0.81)

Weighted average common shares outstanding:
Basic and diluted shares	30,203,059	26,070,648	27,660,245
See accompanying notes to the condensed consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.

(A Development Stage Enterprise)

Condensed Consolidated Statements of Cash Flows (Unaudited)
	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	November 4, 2003 (inception) to September 30, 2007
Cash flows from operating activities:
Net loss	$ (3,766,422)	$ (2,935,067)	$ (22,449,584)
Adjustments to reconcile net loss to net cash provided by operating activities:
Decrease in minority interest	(7,928)	-	(44,679)
Stock-based compensation	1,009,219	1,779,545	10,692,759
Depreciation of property, plant, and equipment	30,303	1,998	93,036
Loss on disposal of property, plant, and equipment	-	2,296	2,159
Amortization of long-term land lease	3,336	-	10,767
Amortization of intangible asset	47,160	15,888	206,962
Increase in prepaid expenses and other current assets	(332,655)	(55,358)	(773,607)
Increase in accrued expenses and other payables	253,290	209,927	2,261,245
Net cash used in operating activities	$ (2,763,697)	$ (980,771)	$ (10,000,942)

Cash flows from investing activities:
Hai Hua loan proceeds transferred to restricted cash	-	-	(11,101,157)
Hai Hua loan proceeds transferred from restricted cash	8,107,752		8,107,752
Capital expenditures	(8,062,418)	(90,499)	(18,793,780)
Amendment of GTI license rights	-	(500,000)	(500,000)
Long-term land lease	-	-	(886,439)
Receipt of Chinese governmental grant	527,313	-	527,313
Project prepayments	(574,123)	(232,279)	(2,787,359)
Net cash used in investing activities	$ (1,476)	$ (822,778)	$ (25,433,670)
Cash flows from financing activities:
Proceeds from issuance of common stock	-	16,159,800	26,531,900
Proceeds from long-term bank loan	-	-	12,080,625
Prepaid interest	-	-	(275,753)
Deferred financing costs	(275,130)	-	(417,978)
Contribution from minority interest partner	-	-	491,551
Loans from shareholders	-	-	11,000
Net cash (used in) provided by financing activities	$ (275,130)	$ 16,159,800	$ 38,421,345
Net increase in cash	(3,040,303)	14,356,251	2,986,733
Cash and cash equivalents at beginning of the period	6,202,628	3,154,096	-
Effect of exchange rates on cash	160,878	544	336,470
Cash and cash equivalents at end of the period	$ 3,323,203	$ 17,510,891	$ 3,323,203
See accompanying notes to the condensed consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.

(A Development Stage Enterprise)

Consolidated Statement of Stockholders’ Equity
	Common Stock				Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Other Comprehensive Income	Total
	Shares		Common Stock
Balance at November 4, 2003 (inception)	100,000,000	(1)	$ -		$ -	$ -	$ -	$ -
Net loss for the period November 4, 2003 to June 30, 2004	-		-		-	(440)	-	(440)
Balance at June 30, 2004	100,000,000		$ -		$ -	$ (440)	$ -	$ (440)
Shares Forfeited in Merger	(94,000,000)	(2)	-		-	-	-	-
Shares Issued in Merger	21,000,000	(2)	-		-	-	-	-
Net loss for the year	-		-		-	(357,913)	-	(357,913)
Investor contributions	-		264,190	(2)	235,810	-	-	500,000
Conversion of debt to equity	-		5,810	(2)	5,190	-	-	11,000
Net proceeds from private placement offering	1,030,000		10,300		2,473,810	-	-	2,484,110
Balance at June 30, 2005	28,030,000		$ 280,300		$ 2,714,810	$ (358,353)	$ -	$ 2,636,757
Net loss for the year	-		-		-	(5,182,376)	-	(5,182,376)
Currency translation adjustment
Net proceeds from private placement offering	970,000		9,700		2,378,290	-	-	2,387,990
Stock-based compensation	-		-		3,042,979	-	-	3,042,979
Adjustment related to return of shares	(4,352,500)		(43,525)		43,525	-	-	-
Balance at June 30, 2006	24,647,500		$ 246,475		$ 8,179,604	$ (5,540,729)	$ -	$ 2,885,350
Net loss for the year	-		-		-	(13,142,433)	-	(13,142,433)
Currency translation adjustment	-		-		-	-	175,224	175,224
Net proceeds from private placement offering	3,345,715		33,457		16,126,343	-		16,159,800
Stock-based compensation	-		-		6,607,537	-	-	6,607,537
Shares issued for amended GTI license	190,500		1,905		1,374,457	-	-	1,376,362
Shares issued upon UCF option exercise	2,000,000		20,000		4,980,000	-	-	5,000,000
Restricted stock grants to employees	3,900		39		32,986	-	-	33,025
Balance at June 30, 2007	30,187,615		$ 301,876		$ 37,300,927	$ (18,683,162)	$ 175,224	$ 19,094,865
Net loss for the quarter (unaudited)	-		-		-	(3,766,422)	-	(3,766,422)
Currency translation adjustment (unaudited)	-		-		-	-	122,706	122,706
Stock-based compensation (unaudited)	-		-		1,009,219	-	-	1,009,219
Shares issued for GTI Reservation Use Fee (unaudited)	278,000		2,780		2,497,220	-	-	2,500,000
Balance at September 30, 2007 (unaudited)	30,465,615		$ 304,656		$ 40,807,366	$ (22,449,584)	$ 297,930	$18,960,368

(1)  Represents the original issuance of shares by the founder of Tamborine, a shell company without any operations.  The founders assumed the shell had no value upon creation and issued shares without cash consideration.

(2)  Merger related transactions

See accompanying notes to the consolidated financial statements

SYNTHESIS ENERGY SYSTEMS, INC.

(A Development Stage Enterprise)

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Summary of Significant Accounting Policies

(a) Organization and description of business:

Synthesis Energy Systems, Inc. (“SES” or “the Company”) is an emerging development stage international technology company involved in the global development and commercialization of gasification technology.  The Company’s strategy is to commercialize technology licensed from Gas Technology Institute “GTI”.  The Company’s headquarters are located in Houston, Texas.

 (b) Basis of presentation and principles of consolidation

The condensed consolidated financial statements for the periods presented are unaudited and reflect all adjustments, consisting of normal recurring items, which management considers necessary for a fair presentation.  Operating results for the three months ended September 30, 2007 are not necessarily indicative of results to be expected for the fiscal year ending June 30, 2008.  All dollar amounts in the tabulations in the notes to the condensed consolidated financial statements are stated in thousands of dollars unless otherwise indicated.

The condensed consolidated financial statements include the accounts of majority-owned, controlled subsidiaries and variable interest entities where we are the primary beneficiary.  Minority interest in consolidated subsidiaries in the condensed consolidated balance sheets principally represent minority shareholders’ proportionate share of the equity in consolidated subsidiaries.  Minority interest in consolidated subsidiaries is adjusted each period to reflect the minority shareholders’ allocation of income, or the absorption of losses by the minority shareholders on majority-owned, controlled investments where the minority shareholders are obligated to fund the balance of their share of these losses.

The condensed consolidated financial statements are in U.S. dollars and include SES and all of its wholly-owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.  The Company is currently in development stage and has not earned any operating revenue as of September 30, 2007.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto reported in the Company’s Form 10-KSB for the year ended June 30, 2007.  The condensed consolidated financial statements have been prepared in accordance with the rules of the United States Securities and Exchange Commission (“SEC”) for interim financial statements and do not include all annual disclosures required by generally accepted accounting principles in the United States.

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

SYNTHESIS ENERGY SYSTEMS, INC.

(A Development Stage Enterprise)

Notes to the Condensed Consolidated Financial Statements – (continued)

(Unaudited)

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

(g) Impairment of long-lived assets

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

SYNTHESIS ENERGY SYSTEMS, INC.

(A Development Stage Enterprise)

Notes to the Condensed Consolidated Financial Statements – (continued)

(Unaudited)

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

(m) Foreign currency translation

Assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at year-end rates of exchange and income and expenses are translated at average exchange rates during the year. For the periods presented, adjustments resulting from translating financial statements into U.S. dollars are reported as cumulative translation adjustments and are shown as a separate component of other comprehensive income (loss).  Gains and losses from foreign currency transactions are included in net loss.

(n) Research and development costs

Research and development costs are expensed as incurred.

SYNTHESIS ENERGY SYSTEMS, INC.

(A Development Stage Enterprise)

Notes to the Condensed Consolidated Financial Statements – (continued)

(Unaudited)

(o) Stock-based compensation

The Company has a stock-based employee compensation plan under which stock-based awards have been granted. Stock-based compensation is accounted for in accordance with SFAS No. 123 (Revised) “Share-Based Payment” (SFAS 123(R)). The Company adopted SFAS 123(R) as of July 1, 2006. The Company establishes fair values for its equity awards to determine its cost and recognizes the related expense over the appropriate vesting period. The Company recognizes expense for stock options, restricted stock and shares issued under the Company’s employee stock purchase plan. Before the adoption of SFAS 123(R), the Company applied Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees,” (APB 25) and related interpretations. See Note 4 for additional information related to stock-based compensation expense.

Note 2 - Recently issued accounting standards

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is required to adopt the provisions of SFAS 157, as applicable, as of July 1, 2008. The Company is currently evaluating this standard but has not yet determined the impact, if any, that the adoption of SFAS 157 will have on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (SFAS 159).  SFAS 159 permits entities to measure eligible assets and liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  We will adopt SFAS 159 on July 1, 2008, and are currently evaluating the impact of this statement on our financial statements.

Note 3 – Joint Ventures in China

Hai Hua Joint Venture

Joint Venture Contract and Construction-in-Progress

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

The HH Joint Venture is in the process of constructing the synthesis gas production plant and construction on the plant has been substantially completed at a final projected cost of approximately $29 million.  The plant is currently undergoing start-up processes and is expected to be operational by the end

SYNTHESIS ENERGY SYSTEMS, INC.

(A Development Stage Enterprise)

Notes to the Condensed Consolidated Financial Statements – (continued)

(Unaudited)

of the year.  These costs were funded through: (i) $9.1 million equity contribution by SES into the HH Joint Venture, (ii) $3.3 million intercompany shareholder loan, and (iii) approximately $12 million of bank debt.  In addition, in the next twelve months, we plan to spend with respect to the HH Joint Venture approximately $3 million of start-up costs and approximately $2 million of working capital.

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

Governmental Grant

During the quarter ended September 30, 2007, the Xuecheng district government paid the HH Joint Venture approximately $527,000 for developing the HH project within their economic zone.  This payment was recorded as a reduction in costs capitalized to construct the plant.

Purchase of Land Use Rights

The HH Joint Venture purchased 50-year land use rights from the Chinese government for the construction of the synthesis gas production plant.  The cost to purchase these land rights has been capitalized on the Company’s balance sheet as a long-term asset which is being charged to rental expense over the term of the lease.

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

SYNTHESIS ENERGY SYSTEMS, INC.

(A Development Stage Enterprise)

Notes to the Condensed Consolidated Financial Statements – (continued)

(Unaudited)

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

SYNTHESIS ENERGY SYSTEMS, INC.

(A Development Stage Enterprise)

Notes to the Condensed Consolidated Financial Statements – (continued)

(Unaudited)

Proceeds of the SES loan may only be used for the purpose of developing, constructing, owning, operating and managing the Hai Hua plant.

Restricted cash

As of June 30, 2007 the HH Joint Venture had approximately $11.1 million of cash on deposit at ICBC from the cash proceeds of the ICBC loan.  During the quarter ended September 30, 2007 the HH Joint Venture spent approximately $8.1 million of the cash for plant construction and equipment costs.  As of September 30, 2007, approximately $3.0 million of the loan proceeds remain.  This cash is restricted for use for payment of construction of the plant and related expenses and is therefore classified as restricted cash in non-current assets on the Company’s condensed consolidated balance sheet.

Accrued project expenses

At September 30, 2007 the HH Joint Venture had accrued approximately $3.3 million of capitalized project costs on its balance sheet.  Therefore, the Company’s condensed consolidated statement of cash flows excludes this non-cash charge for the three months ended September 30, 2007.

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

The Company is required to fund approximately $3.3 million, representing the first 20% of its equity contribution to the GC Joint Venture, by December 2, 2007.  The Company is also required to fund approximately $13 million, representing the remainder of its equity contribution, no later than September 3, 2009.  Based on its current planned construction schedule, the Company expects to fully fund all the above capital contributions into the GC Joint Venture during the 12 months ending September 30, 2008.

Note 4 – Accounting for stock-based compensation

Our stock incentive plans provide for the granting of stock options (both incentive stock options and nonqualified stock options), stock appreciation rights, restricted stock units and other stock-based

SYNTHESIS ENERGY SYSTEMS, INC.

(A Development Stage Enterprise)

Notes to the Condensed Consolidated Financial Statements – (continued)

(Unaudited)

awards to officers, directors and employees of the Company. Grants of stock options made to date under these plans vest over periods up to five years after the date of grant and expire no more than 10 years after grant.

Effective July 1, 2006, we adopted the provisions of FASB Statement of Financial Accounting Standard (“SFAS”) No. 123R, “Share Based Payment” and elected to use the modified prospective transition method. Under this method, compensation cost recognized for the quarter, includes the applicable amounts of: (a) compensation cost of all stock-based awards granted prior to, but not yet vested, as of July 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123), and (b) compensation cost for all stock-based awards granted subsequent to July 1, 2006 (based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R).

The Company recognizes expense for stock-based compensation over the vesting period, which represents the period in which an employee is required to provide service in exchange for the award and recognize compensation expense for stock-based awards immediately if the award has immediate vesting.

Assumptions

The fair values for stock-based awards granted during the three months ended September 30, 2007 and 2006 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006
Risk-free rate of return	4.36%	4.80%
Expected life of award	6 years	3.5 years
Expected dividend yield	0.00%	0.00%
Expected volatility of stock	75.39%	66.54%
Weighted-average grant date fair value	$5.58	$3.81

The expected volatility of stock assumption was derived by referring to changes in the historical volatility of comparable companies. Forfeiture rates are estimated due to a lack of historical forfeiture data.

In accordance with SAB 107, we used the “simplified” method for “plain vanilla” options to estimate the expected term of options granted during 2006 and 2007.

SYNTHESIS ENERGY SYSTEMS, INC.

(A Development Stage Enterprise)

Notes to the Condensed Consolidated Financial Statements – (continued)

(Unaudited)

Stock-based award activity during the quarters ended September 30, 2007 was as follows (aggregate intrinsic value in millions):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2007	5,662,500	$ 3.50	4.0	$ 16.8
Granted	20,000	$ 9.88	9.9	$ 0.1
Exercised	-	-	-	-
Canceled	-	-	-	-

Outstanding at September 30, 2007	5,682,500	$ 3.52	3.7	$ 16.9
Exercisable at September 30, 2007	2,217,500	$ 3.30	3.7	$ 7.0

As of September 30, 2007, approximately $5.3 million of estimated expense with respect to non-vested stock-based awards has yet to be recognized and will be recognized in expense over the employee’s remaining weighted average service period of approximately 3.7 years.  As of September 30, 2007, 2,217,500 of the above options were exercisable.

The following table summarizes information with respect to stock options outstanding and exercisable at September 30, 2007:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.50 to $3.00	4,962,500	3.5	$ 2.97	2,041,500	$ 2.97
$3.01 to $7.00	495,000	4.1	$ 6.37	135,000	$ 6.26
$7.01 to $11.00	225,000	5.1	$ 9.38	41,000	$ 9.31
Total	5,682,500	3.7	$ 3.52	2,217,500	$ 3.30

Stock-based award activity for non-vested awards during the year ended September 30, 2007 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at June 30, 2007	3,517,000	$ 2.81
Granted	20,000	5.58
Vested	(72,000)	4.09
Canceled	-	-

Non-vested at September 30, 2007	3,465,000	$ 2.80

SYNTHESIS ENERGY SYSTEMS, INC.

(A Development Stage Enterprise)

Notes to the Condensed Consolidated Financial Statements – (continued)

(Unaudited)

Note 5 - Income taxes

Income taxes are recorded utilizing an asset and liability approach.  This method gives consideration to the future tax consequences associated with the differences between the financial accounting basis and tax basis of the assets and liabilities, and the ultimate realization of any deferred tax asset resulting from such differences.

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This new standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition rules.

The provisions of FIN No. 48 have been applied to all of our material tax positions taken through the date of adoption and during the interim quarterly period ended September 30, 2007. We have determined that all of our material tax positions taken in our income tax returns and the positions we expect to take in our future income tax filings meet the more likely-than-not recognition threshold prescribed by FIN No. 48. In addition, we also believe that none of these tax positions meet the definition of “uncertain tax positions” that are subject to the non-recognition criteria set forth in the new pronouncement.  To date, the adoption of FIN No. 48 has had no impact on our financial position, results of operations or cash flows.

Our federal consolidated income tax returns have not been audited by the Internal Revenue Service.  We have not been notified of any pending federal, state or international income tax audits, and we are not aware of any income tax controversies that are likely to occur with any taxing authority. We have also not entered into any agreements with any taxing authorities to extend the period of time in which they may assert or assess additional income tax, penalties or interest. However, because we are presently in an NOL carryover position and have been since our inception, under the applicable Internal Revenue Service guidelines, in the event of an audit, our available federal NOL carryover amount is subject to adjustment until the normal three year federal statute of limitations closes for the year in which the NOL is fully utilized.

As discussed above, we have not previously recorded a liability for international, federal or state income taxes, and therefore, we have not been subject to any penalties or interest expense related to any income tax liabilities. In future reporting periods, if any interest or penalties are imposed in connection with an income tax liability, we expect to include them in the our income tax provision.

As set forth in SFAS No. 109, we have established a tax valuation allowance for the tax benefits related to our NOL carryover and our other deferred tax assets due to the uncertainty of realizing the tax benefits. If, as a result of a change in facts, any of our previously recognized tax benefits are required to be de-recognized in a future reporting period, the resulting decrease in tax benefits will be taken into account before the amount of our tax valuation allowance is established. We do not believe that it is reasonably possible that the amount of our unrecognized tax benefits will change significantly within the next twelve months.

As of September 30, 2007 and June 30, 2007, a valuation allowance of $5,748,612 and $4,758,633 had been recorded related to deferred tax assets.  We record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate

SYNTHESIS ENERGY SYSTEMS, INC.

(A Development Stage Enterprise)

Notes to the Condensed Consolidated Financial Statements – (continued)

(Unaudited)

realization of the deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions.

In assessing realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Based upon the Company’s historical losses since inception and management’s expectations at September 30, 2007, management believes it is more likely than not, that the Company will realize the benefit of the deferred tax assets, net of the existing valuation allowances.

Note 6 - Net loss per share data

Historical net loss per common share is computed using the weighted average number of common shares outstanding. Basic loss per share excludes dilution and is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period.  Stock options are the only potential dilutive share equivalents the Company has outstanding for the periods presented.  No shares related to options were included in diluted earnings per share for the three months ended September 30, 2007 and 2006 and the period from November 4, 2003 (inception) to September 30, 2007 as their effect would have been antidilutive as the Company incurred net losses during those periods.

Note 7 – Stockholders’ equity

Joint Development Agreement with AEI

On July 10, 2007, the Company entered into a Joint Development Agreement with AEI pursuant to which the Company and AEI will seek to identify and jointly develop, finance and operate various projects involving the conversion of coal and biomass mixtures into syngas utilizing the U-GAS® technology (or other alternative technology). The agreement covers all projects in emerging markets, which includes markets other than North America, certain countries in the European Union, Japan, Australia and New Zealand. The Company’s current projects with Hai Hua, Golden Concord and YIMA, and any future expansions of those projects, are specifically excluded from this agreement. In connection with entering into this agreement, AEI expressed interest in purchasing 1,750,000 shares of common stock in a public offering of the Company’s common stock at the public offering price.  On November 8, 2007, AEI purchased 1,750,000 shares of the Company’s stock at $9.00 per share (See Subsequent Events – Note 9).

GTI Reservation and Use Agreement

GTI provides the Company with various technical services including but not limited to laboratory testing of coal samples and plant design review.

On September 25, 2007, the Company entered into a Reservation and Use Agreement with GTI for the reservation of time to use GTI’s Flex-Fuel Test Facility in Des Plaines, Illinois to perform pilot-scale evaluations to verify and validate process design information for effects of fuel variability on syngas (volume and quality) with prospective fuels.  The tests conducted in the facility allow for a mass balance analysis on specific coal sources to be used in the design of commercial U-GAS® plants.  The Reservation and Use Agreement reserves the facility for 3 months in the calendar year 2008 and 2009.

SYNTHESIS ENERGY SYSTEMS, INC.

(A Development Stage Enterprise)

Notes to the Condensed Consolidated Financial Statements – (continued)

(Unaudited)

The Company issued 278,000 unregistered shares of common stock in satisfaction of the $2,500,000 reservation and use fee for the facility.

Note 8 – Subsequent events

On November 2, 2007, the Company’s common stock began trading on the NASDAQ Capital Market under the symbol “SYMX.”

On November 8, 2007, the Company received approximately $50.2 million in net proceeds from a best efforts public offering in which the Company sold 5,951,406 shares of its common stock at $9.00 per share.  Gross proceeds from this offering were approximately $53.6 million.

Item 2.   Plan of Operations

The following plan of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this filing. We are an emerging, development stage company engaged in the development and commercialization of U-GAS® gasification technology which converts “low rank” coals, coal waste and biomass into high value energy products and chemical feedstocks. Our business strategy is to develop, finance, build, co-own and operate coal gasification plants in our target size range of 100 MW (equivalent) to 400 MW (equivalent) costing from approximately $50 million to several hundred million dollars. We intend to sell the outputs of these plants, which may be syngas, methanol, dimethyl ether (“DME”), steam, power and other products (e.g., sulfur or ash) under long term contracts and on the open market to industrial and municipal customers, and power and transportation fuel producers. We may sell capacity in the plants outright or under tolling agreements as a way to insulate us from commodity price volatility. We may also pursue technology access license and equipment sales opportunities on a selective basis to further the commercialization of U-GAS® technology.

Our core business strategies include:

•

Developing and operating gasification plants in China to meet the demand for clean energy, transportation fuel and industrial commodities by converting coal into syngas, methanol and DME.

•

Developing and operating gasification plants in North American markets.

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

Joint Ventures in China

Hai Hua Joint Venture

In 2006, Synthesis Energy Systems Investments, Inc., a wholly-owned subsidiary of Synthesis Energy Holdings, Inc. (“SES Investments”), entered into a co-operative joint venture contract with Shandong Hai Hua Coal & Chemical Company Ltd. (“Hai Hua”) which established Synthesis Energy Systems (Zaozhuang) New Gas Company Ltd. (the “HH Joint Venture”), a joint venture company with the primary purposes of (i) developing, constructing and operating a syngas production plant utilizing U-GAS® technology in Zaozhuang City, Shandong Province, China and (ii) producing and selling syngas, steam and the various byproducts of the Hai Hua plant, including ash, elemental sulphur, hydrogen and argon. In exchange for their respective ownership shares in the HH Joint Venture, SES Investments contributed approximately $9.1 million in equity capital, and Hai Hua  contributed approximately $480,000 in cash.  We broke ground on the plant on December 5, 2006 and we entered into the primary construction contract in February 2007.

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

At September 30, 2007 the HH Joint Venture had approximately $3.0 million of restricted cash still on deposit at ICBC from the cash proceeds of the ICBC loan.  This cash is restricted for use to pay for construction and equipment costs, and therefore is classified as restricted cash in non-current assets on our condensed consolidated balance sheet at September 30, 2007.

At September 30, 2007, construction on the plant was substantially complete and we capitalized approximately $28.3 million of the expected capitalized cost, approximately $29 million.  The plant is currently undergoing start-up processes and is expected to be operational by year end.  Over the next twelve months, ending September 30, 2008, we plan to spend the following:

•

Remaining $3 million of ICBC loan proceeds for construction and equipment payments

•

Approximately $3 million of start-up costs.

•

Approximately $2 million of working capital related to the Hai Hua project

Golden Concord

In addition, SES Investments has entered into a co-operative joint venture contract with Inner Mongolia Golden Concord (Xilinhot) Energy Investment Co., Ltd. (“Golden Concord”) for the purpose of establishing SES — GCL (Inner Mongolia) Coal Chemical Co., Ltd. (the “GC Joint Venture”), a joint venture with the primary purposes of (i) developing, constructing and operating a coal gasification, methanol and DME production plant utilizing U-GAS® technology in the Xilinguole Economic and Technology Development Zone, Inner Mongolia Autonomous Region, China and (ii) producing and selling methanol, DME and the various byproducts of the plant, including fly ash, steam, sulphur, hydrogen, xenon and argon. In exchange for their respective ownership shares in the GC Joint Venture, SES Investments agreed to contribute approximately $16.3 million in cash, and Golden Concord agreed to contribute approximately $16 million in cash.

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

We are required to fund approximately $3.3 million, representing the first 20% of our equity contribution to the GC Joint Venture, by December 2, 2007.  We are also required to fund approximately $13 million, representing the remainder of our equity contribution, no later than September 3, 2009.  Based on our current planned construction schedule, we expect to fully fund all the above capital contributions into the GC Joint Venture during the 12 months ending September 30, 2008.

Other Developments

On November 8, 2007 we received approximately $50.2 million net proceeds from a public offering in which the Company sold 5,951,406 shares of its common stock at a price to the public of $9.00 per share.  Gross proceeds from this offering were approximately $53.6 million.  We expect to use the proceeds of this offering for equity investment in our Golden Concord project, as well as future projects that we may enter into, including the YIMA project and co-development projects with AEI and CONSOL, to fund working capital and for general corporate purposes.

Off Balance Sheet Arrangements

We do not have any off balance sheet financial arrangements.

Disclosure Regarding Forward Looking Statements

This Form 10-QSB includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical fact are forward-looking statements. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected. Among those risks, trends and uncertainties are our early stage of development, our estimate of the sufficiency of existing capital sources, our ability to raise additional capital to fund cash requirements for future operations, our reliance on our relationships with the Gas Technology Institute, AEI and our other joint venture partners, the limited history and viability of our technology, our results of operations in foreign countries our ability to diversify and the successful completion of our Hai Hua project. Although we believe that in making such forward-looking statements our expectations are based upon reasonable assumptions, such statements may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. We cannot assure you that the assumptions upon which these statements are based will prove to have been correct.

When used in this Form 10-QSB, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons, including those discussed under “Plan of Operation,” and elsewhere in this Form 10-QSB.

You should read these statements carefully because they discuss our expectations about our future performance, contain projections of our future operating results or our future financial condition, or state other “forward-looking” information. You should be aware that the occurrence of certain of the events described in this Form 10-QSB could substantially harm our business, results of operations and financial condition.

We cannot guarantee any future results, levels of activity, performance or achievements. Except as required by law, we undertake no obligation to update any of the forward-looking statements in this Form 10-QSB after the date hereof.

Item 3.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, completed an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded:

i.

that the Company’s disclosure controls and procedures are designed to ensure (a) that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (b) that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure; and

ii.

that the Company’s disclosure controls and procedures are effective.

Changes in Internal Controls

There have been no changes in the Company’s internal controls over financial reporting during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II

Item 1.

Legal Proceedings

None.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

On September 24, 2007, the Company issued 278,000 unregistered shares of its common stock in satisfaction of the $2,500,000 reservation and use fee for the Flex-Fuel Test Facility of the Gas Technology Institute (“GTI”) under the Reservation and Use Agreement between the Company and GTI dated September 24, 2007.

Item 3.

Defaults Upon Senior Securities

None.

Item 4.

Submission of Matters to a Vote of Security Holders

None.

Item 5.

Other Information

None.

Item 6.

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
10.1+

Employment Agreement between the Company and David Nicoll dated June 1, 2007 (incorporated by reference to Exhibit 10.23 to Amendment No. 1 to the Company’s Registration Statement (Registration No. 333-143817) on Form SB-2 filed on July 16, 2007)

10.2

Joint Development Agreement by and between Synthesis Energy Systems, Inc. and Ashmore Energy International dated July 11, 2007 (incorporated by reference to Exhibit 10.24 to Amendment No. 1 to the Company’s Registration Statement (Registration No. 333-143817) on Form SB-2 filed on July 16, 2007).

10.3

Reservation and Use Agreement dated September 25, 2007 between the Company and the Gas Technology Institute (incorporated by reference to Exhibit 10.24 to Amendment No. 4 to the Company’s Registration Statement (Registration No. 333-143817) on Form SB-2 filed on September 26, 2007).

10.4

Form of Letter Agreement with AEI (incorporated by reference to Exhibit 10.27 to Amendment No. 4 to the Company’s Registration Statement (Registration No. 333-143817) on Form SB-2 filed on September 26, 2007).

10.5

First Amendment to Joint Development Agreement by and between Synthesis Energy Systems, Inc. and Ashmore Energy International dated September 26, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on October 2, 2007).

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

_____________________________

*

Filed herewith.

+

Management contract or compensatory plan or arrangement

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNTHESIS ENERGY SYSTEMS, INC.

Date: November 13, 2007	By:	/s/ Timothy E. Vail
Timothy E. Vail, President
and Chief Executive Officer