Form 10QSB
period 2007-12-31
SYNTHESIS ENERGY SYSTEMS INC
filed 2008-04-02
CIK 1375063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

__________________________________

FORM 10-QSB

(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: to:

Commission file number: 001-32681

__________________________________

SYNTHESIS ENERGY SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation) Three Riverway, Suite 300, Houston, Texas (Address of principal executive offices)	20-2110031 (I.R.S. Employer Identification No.) 77056 (Zip code)

__________________________________

Registrant’s telephone number, including area code:  (713) 579-0600

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

Yes  No [X]

As of April 2, 2008 there were 36,418,921 shares of the registrant’s common stock, par value $.01 per share, outstanding.

Transitional Small Business Disclosure Format.  Yes ___ No         X

SYNTHESIS ENERGY SYSTEMS, INC.

Table of Contents

Page No.

Part I.  Financial Information

Item 1. Financial Statements

1

Condensed Consolidated Balance Sheets as of

December 31, 2007 (unaudited) and June 30, 2007

1

Condensed Consolidated Statements of Operations for the

Six Months Ended December 31, 2007 and 2006 and the period

from November 4, 2003 (inception) to December 31, 2007(unaudited)

2

Condensed Consolidated Statements of Operations for the

Three Months Ended December 31, 2007 and 2006 (unaudited)

3

Condensed Consolidated Statements of Cash Flows for the

Six Months Ended December 31, 2007 and 2006 and the period

from November 4, 2003 (inception) to December 31, 2007(unaudited)

4

Condensed Consolidated Statements of Stockholders Equity for the

Six Months Ended December 31, 2007 and 2006 (unaudited)

5

Notes to Condensed Consolidated Financial Statements (unaudited)

6

Item 2. Plan of Operations

19

Item 3. Controls and Procedures

24

Part II.

Other Information

Item 1. Legal Proceedings

26

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

26

Item 3. Defaults Upon Senior Securities

26

Item 4. Submission of Matters to a Vote of Security Holders

26

Item 5. Other Information

27

Item 6. Exhibits

28

i

Item 1.  Financial Statements

SYNTHESIS ENERGY SYSTEMS, INC.

(A Development Stage Enterprise)

Condensed Consolidated Balance Sheets
	December 31, 2007	June 30, 2007
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$ 48,082,032	$ 6,202,628
Prepaid expenses and other currents assets	1,995,761	441,297
Deferred financing costs	-	142,848
Total current assets	$ 50,077,793	$ 6,786,773
Restricted cash	328,900	11,101,157
Intangible asset, net	1,632,242	1,726,561
Construction-in-progress (Note 3)	34,547,294	15,168,509
Property, plant and equipment, net	705,719	331,410
Project prepayments	1,234,814	2,478,088
Long-term land lease (Note 3)	1,414,045	879,008
Other long-term assets	1,250,000	-
Total assets	$ 91,190,807	$ 38,471,506

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term bank loan	$ 1,054,130	$ -
Accrued expenses and other payables	9,759,900	6,841,216
Total current liabilities	$ 10,814,030	$ 6,841,216
Long-term liabilities:
Long-term bank loan (Note 3)	11,540,673	12,080,625
Total liabilities	$ 22,354,703	$ 18,921,841
Minority interest	3,496,188	454,800
Stockholders’ Equity:
Common stock, $0.01 par value: 100,000,000 shares authorized: 36,418,921 and 30,187,615 shares issued and outstanding, respectively (Note 8)	364,189	301,876
Additional paid-in capital	91,138,527	37,300,927
Deficit accumulated during development stage	(26,777,336)	(18,683,162)
Accumulated other comprehensive income	614,536	175,224
Total stockholders’ equity	$ 65,339,916	$ 19,094,865
Total liabilities and stockholders’ equity	$ 91,190,807	$ 38,471,506

See accompanying notes to the condensed consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.

(A Development Stage Enterprise)

Condensed Consolidated Statements of Operations (Unaudited)
	Six Months Ended December 31, 2007	Six Months Ended December 31, 2006	November 4, 2003 (inception) to December 31, 2007

Net Sales	$ -	$ -	$ -
Costs of goods sold	-	-	-
Gross Profit	$ -	$ -	$ -
General and administrative expenses and other expenses:
General and administrative expenses	4,891,886	1,770,034	12,018,940
Stock-based compensation (Note 5)	2,185,173	3,742,405	11,868,714
Project development expenses	694,432	539,836	2,570,716
Technical development	484,268	174,956	1,120,460
Operating loss	$ (8,255,759)	$ (6,227,231)	$ (27,578,830)

Non-operating income:
Interest Income	78,693	298,499	684,291
Interest expense	-	-	(2,440)
Net loss before minority interest	$ (8,177,066)	$ (5,928,732)	$ (26,896,979)

Minority interest	82,892	-	119,643
Net loss	$ (8,094,174)	$ (5,928,732)	$ (26,777,336)

Net loss per share (Note 7)
Basic and diluted	$ (0.25)	$ (0.22)	$ (0.95)

Weighted average common shares outstanding:
Basic and diluted shares	32,078,663	27,272,018	28,041,340
See accompanying notes to the condensed consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.

(A Development Stage Enterprise)

Condensed Consolidated Statements of Operations (Unaudited)
	Three Months Ended December 31, 2007	Three Months Ended December 31, 2006

Net Sales	$ -	$ -
Costs of goods sold	-	-
Gross Profit	$ -	$ -
General and administrative expenses and other expenses:
General and administrative expenses	2,382,265	1,042,828
Stock-based compensation (Note 5)	1,175,954	1,962,860
Project development expenses	638,550	164,004
Technical development	241,298	26,349
Operating loss	$ (4,438,067)	$ (3,196,041)

Non-operating income:
Interest Income	35,351	202,376
Interest expense	-	-
Net loss before minority interest	$ (4,402,716)	$ (2,993,665)

Minority interest	74,964	-
Net loss	$ (4,327,752)	$ (2,993,665)

Net loss per share (Note 7):
Basic and diluted	$ (0.13)	$ (0.11)

Weighted average common shares outstanding:
Basic and diluted shares	33,933,656	28,183,715
See accompanying notes to the condensed consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.

(A Development Stage Enterprise)

Condensed Consolidated Statements of Cash Flows (Unaudited)
	Six Months Ended December 31, 2007	Six Months Ended December 31, 2006	November 4, 2003 (inception) to December 31, 2007
Cash flows from operating activities:
Net loss	$ (8,094,174)	$ (5,928,732)	$ (26,777,336)
Adjustments to reconcile net loss to net cash provided by operating activities:
Increase in minority interest	(82,892)	-	(119,643)
Stock-based compensation	2,185,173	3,742,405	11,868,714
Depreciation of property, plant, and equipment	77,533	15,084	140,266
Loss on disposal of property, plant, and equipment	-	2,159	2,159
Amortization of long-term land lease	6,391	-	13,822
Amortization of intangible asset	94,318	63,049	254,120
Increase in prepaid expenses and other current assets	(300,539)	(94,059)	(741,491)
Increase in accrued expenses and other payables	1,009,304	116,811	3,017,259
Net cash used in operating activities	$ (5,104,886)	$ (2,083,283)	$ (12,342,130)

Cash flows from investing activities:
Loan proceeds transferred from/(transferred to) restricted cash	11,101,157	-	-
Restricted cash – investment in long-term CD	(328,900)	-	(328,900)
Capital expenditures	(15,488,120)	(615,384)	(26,219,482)
Amendment of GTI license rights	-	(500,000)	(500,000)
Long-term land lease	(833,255)	-	(1,719,694)
Receipt of Chinese governmental grant	527,313	-	527,313
Project prepayments	(982,880)	(657,078)	(3,196,116)
Net cash used in investing activities	$ (6,004,685)	$ (1,772,462)	$ (31,436,879)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	49,358,836	16,159,800	75,747,888
Proceeds from long-term bank loan	-	-	12,080,625
Prepaid interest	-	-	(275,753)
Contribution from minority interest partner	3,124,280	-	3,615,831
Loans from shareholders	-	-	11,000
Net cash provided by financing activities	$ 52,483,116	$ 16,159,800	$ 91,179,591
Net increase in cash	41,373,545	12,304,055	47,400,582
Cash and cash equivalents at beginning of the period	6,202,628	3,154,096	-
Effect of exchange rates on cash	505,859	11,946	681,450
Cash and cash equivalents at end of the period	$ 48,082,032	$ 15,470,097	$ 48,082,032
See accompanying notes to the condensed consolidated financial statements.

`

SYNTHESIS ENERGY SYSTEMS, INC.

(A Development Stage Enterprise)

Condensed Consolidated Statements of Stockholders’ Equity
	Common Stock				Additional Paid-in Capital		Deficit Accumulated During the Development Stage	Other Comprehensive Income	Total
	Shares		Common Stock
Balance at November 4, 2003 (inception)	100,000,000	(1)	$ -		$ -		$ -	$ -	$ -
Net loss for the period November 4, 2003 to June 30, 2004	-		-		-		(440)	-	(440)
Balance at June 30, 2004	100,000,000		$ -		$ -		$ (440)	$ -	$ (440)
Shares Forfeited in Merger	(94,000,000)	(2)	-		-		-	-	-
Shares Issued in Merger	21,000,000	(2)	-		-		-	-	-
Net loss for the year	-		-		-		(357,913)	-	(357,913)
Investor contributions	-		264,190	(2)	235,810		-	-	500,000
Conversion of debt to equity	-		5,810	(2)	5,190		-	-	11,000
Net proceeds from private placement offering	1,030,000		10,300		2,473,810		-	-	2,484,110
Balance at June 30, 2005	28,030,000		$ 280,300		$ 2,714,810		$ (358,353)	$ -	$ 2,636,757
Net loss for the year	-		-		-		(5,182,376)	-	(5,182,376)
Currency translation adjustment
Net proceeds from private placement offering	970,000		9,700		2,378,290		-	-	2,387,990
Stock-based compensation	-		-		3,042,979		-	-	3,042,979
Adjustment related to return of shares	(4,352,500)		(43,525)		43,525		-	-	-
Balance at June 30, 2006	24,647,500		$ 246,475		$ 8,179,604		$ (5,540,729)	$ -	$ 2,885,350
Net loss for the year	-		-		-		(13,142,433)	-	(13,142,433)
Currency translation adjustment	-		-		-		-	175,224	175,224
Net proceeds from private placement offering	3,345,715		33,457		16,126,343		-		16,159,800
Stock-based compensation	-		-		6,607,537		-	-	6,607,537
Shares issued for amended GTI license	190,500		1,905		1,374,457		-	-	1,376,362
Shares issued upon UCF option exercise	2,000,000		20,000		4,980,000		-	-	5,000,000
Restricted stock grants to employees	3,900		39		32,986		-	-	33,025
Balance at June 30, 2007	30,187,615		$ 301,876		$ 37,300,927		$ (18,683,162)	$ 175,224	$ 19,094,865
Net loss for the six months ended December 31, 2007 (unaudited)	-		-		-		(8,094,174)	-	(8,094,174)
Currency translation adjustment (unaudited)	-		-		-		-	439,312	439,312
Stock-based compensation (unaudited)	-		-		2,165,900		-	-	2,165,900
Shares issued for GTI Reservation Use Fee (unaudited)	278,000		2,780		2,497,220		-	-	2,500,000
Shares issued in public offering (unaudited)	5,951,406		59,514		49,155,226	(3)	-	-	49,214,740
Restricted stock grants to employees (unaudited)	1,900		19		19,254		-	-	19,273
Balance at December 31, 2007 (unaudited)	36,418,921		$ 364,189		$ 91,138,527		$ (26,777,336)	$ 614,536	$ 65,339,916

(1)  Represents the original issuance of shares by the founder of Tamborine, a shell company without any operations.  The founders assumed the shell had no value upon creation and issued shares without cash consideration.

(2)  Merger related transactions.

(3)  Represents net proceeds of $49,358,836, less $142,848 in offering costs paid prior to June 30, 2007 that had been deferred in debt financing costs, and an accrual of $1,248 made at December 31, 2007.

See accompanying notes to the condensed consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.

(A Development Stage Enterprise)

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Summary of Significant Accounting Policies

(a) Organization and description of business:

Synthesis Energy Systems, Inc. (“SES” or “the Company”) is an emerging development stage international technology company involved in the global development and commercialization of gasification technology.  The Company’s strategy is to commercialize technology licensed from the Gas Technology Institute “GTI.”  The Company’s headquarters are located in Houston, Texas.

 (b) Basis of presentation and principles of consolidation

The condensed consolidated financial statements for the periods presented are unaudited and reflect all adjustments, consisting of normal recurring items, which management considers necessary for a fair presentation.  Operating results for the three and six months ended December 31, 2007 are not necessarily indicative of results to be expected for the fiscal year ending June 30, 2008.

The condensed consolidated financial statements include the accounts of wholly-owned and majority-owned controlled subsidiaries.  Minority interest in consolidated subsidiaries in the condensed consolidated balance sheets principally represent minority shareholders’ proportionate share of the equity in consolidated subsidiaries.  Minority interest in consolidated subsidiaries is adjusted each period to reflect the minority shareholders’ allocation of income, or the absorption of losses by the minority shareholders on majority-owned, controlled investments where the minority shareholders are obligated to fund the balance of their share of these losses.

The condensed consolidated financial statements are in U.S. dollars and include SES and all of its wholly-owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.  The Company is currently in development stage and has not earned any operating revenue as of December 31, 2007.

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

(c) Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the amounts reported in the financial statements and accompanying notes.  Management considers many factors in selecting appropriate operational and financial accounting policies and controls, and in developing the assumptions that are used in the preparation of these financial statements.  Management must apply significant judgment in this process.  Among the factors, but not fully inclusive of all factors that may be considered by management in these processes are:  the range of accounting policies permitted by accounting principles generally accepted in the United States of America; management’s understanding of the Company’s business – both historical results and expected future results; the extent to which operational controls exist that provide high degrees of assurance that all desired information to assist in the estimation is available and reliable or whether there is greater uncertainty in the information that is available upon which to base the estimate; expectations of the future performance of the economy, both domestically and globally,

SYNTHESIS ENERGY SYSTEMS, INC.

(A Development Stage Enterprise)

Notes to the Condensed Consolidated Financial Statements – (continued)

(Unaudited)

within various areas that serve the Company’s principal customers and suppliers of goods and services; expected rates of exchange, sensitivity and volatility associated with the assumptions used in developing estimates; and whether historical trends are expected to be representative of future trends.  The estimation process often times may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that lies within that range of reasonable estimates based upon the quantity, quality and risks associated with the variability that might be expected from the future outcome and the factors considered in developing the estimate.  This estimation process may result in the selection of estimates which could be viewed as conservative or aggressive by others.  Management attempts to use its business and financial accounting judgment in selecting the most appropriate estimate, however, actual amounts could and will differ from those estimates.

(d)  Cash and cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.  Cash equivalents are carried at cost, which approximates market value.

(e) Restricted cash

Restricted cash consists of cash and cash equivalents that are to be used for a specific purpose.  The Company has two restricted cash accounts.

The Company has a $328,900 investment in a long-term certificate of deposit which is pledged as collateral for a letter of credit issued related to the lease agreement for its new corporate office in Houston, Texas.  Therefore, it is excluded from cash and cash equivalents in the Company’s balance sheet at December 31, 2007, and statement of cash flows and is included in non-current assets and classified as an investing activity on the December 31, 2007 statement of cash flows.

Additionally, the Company had construction loan proceeds which were restricted for use to pay for construction and equipment costs of our Hai Hua plant.  Therefore, these amounts were excluded from cash and cash equivalents in the Company’s balance sheets and statements of cash flows and was included in non-current assets and classified as an investing activity on the statements of cash flows.  As of December 31, 2007, the Company no longer had any cash restricted for use on the Hai Hua plant.

 (f) Property, plant, and equipment

Property and equipment are stated at cost.  Depreciation is computed by using the straight-line method based on the estimated useful lives of the various classes of property.  Estimates of useful lives are based upon a variety of factors including durability of the asset, the amount of usage that is expected from the asset, the rate of technological change and the Company’s business plans for the asset.  Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset. Should the Company change its plans with respect to the use and productivity of property and equipment, it may require a change in the useful life of the asset or incur a charge to reflect the difference between the carrying value of the asset and the proceeds expected to be realized upon the asset’s sale or abandonment.  Expenditures for maintenance and repairs are expensed as incurred and significant major improvements are capitalized.

(g) Impairment of long-lived assets

The Company evaluates fixed assets for impairment if an event or circumstance occurs that triggers an impairment test.  Substantial judgment is necessary in the determination as to whether an event

SYNTHESIS ENERGY SYSTEMS, INC.

(A Development Stage Enterprise)

Notes to the Condensed Consolidated Financial Statements – (continued)

(Unaudited)

or circumstance has occurred that may trigger an impairment analysis and in the determination of the related cash flows from the asset.  Estimating cash flows related to long-lived assets is a difficult and subjective process that applies historical experience and future business expectations to revenues and related operating costs of assets. Should impairment appear to be necessary, subjective judgment must be applied to estimate the fair value of the asset, for which there may be no ready market, which oftentimes results in the use of discounted cash flow analysis and judgmental selection of discount rates to be used in the discounting process.  If the Company determines an asset has been impaired based on the projected undiscounted cash flows of the related asset or the business unit, and if the cash flow analysis indicates that the carrying amount of an asset exceeds related undiscounted cash flows, the carrying value is reduced to the estimated fair value of the asset or the present value of the expected future cash flows.

(h) Intangible assets

Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

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

(k) Construction-in-progress

Construction-in-progress consists solely of coal gasification and methanol plants under construction (construction costs, cost of machinery and equipment, installation costs and any interest charges arising from borrowings used to finance these assets during the period of construction or installation).  Interest is capitalized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 34, “Capitalization of Interest Costs.”

(l) Long-term land leases

Long-term land lease prepayments are amortized on a straight-line basis over the term of the long-term leases.

(m) Foreign currency translation

Assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at year-end rates of exchange and income and expenses are translated at average exchange rates during the

SYNTHESIS ENERGY SYSTEMS, INC.

(A Development Stage Enterprise)

Notes to the Condensed Consolidated Financial Statements – (continued)

(Unaudited)

year. For the periods presented, adjustments resulting from translating financial statements into U.S. dollars are reported as cumulative translation adjustments and are shown as a separate component of other comprehensive income.  Gains and losses from foreign currency transactions are included in net loss.

(n) Research and development costs

Research and development costs are expensed as incurred.

(o) Stock-based compensation

The Company has a stock-based employee compensation plan under which stock-based awards have been granted. Stock-based compensation is accounted for in accordance with SFAS No. 123 (Revised), “Share-Based Payment” (“SFAS 123(R)”). The Company adopted SFAS 123(R) as of July 1, 2006. Before the adoption of SFAS 123(R), the Company applied Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees,” (APB 25) and related interpretations. The Company establishes fair values for its equity awards to determine its cost and recognizes the related expense over the appropriate vesting period. The Company recognizes expense for stock options, restricted stock and shares issued under the Company’s employee stock purchase plan. The expense is recognized over the vesting period, which represents the period in which an employee is required to provide service in exchange for the award, or is recognized immediately if the award has immediate vesting.  See Note 5 for additional information related to stock-based compensation expense.

Note 2 - Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which established a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is required to adopt the provisions of SFAS 157, as applicable, as of July 1, 2008. The Company is currently evaluating this standard but has not yet determined the impact, if any, that the adoption of SFAS 157 will have on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS 159”).  SFAS 159 permits entities to measure eligible assets and liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The Company is currently evaluating this standard but has not yet determined the impact, if any, that the adoption of SFAS 159 will have on the Company’s financial statements.

Note 3 – Joint Ventures in China

Hai Hua Joint Venture

Joint Venture Contract and Construction-in-Progress

On July 6, 2006, one of the Company’s wholly-owned subsidiaries, Synthesis Energy Systems Investments, Inc., (“SES Investments”) entered into a cooperative joint venture contract with Shandong Hai Hua Coal & Chemical Company Ltd. (“Hai Hua”) which established Synthesis Energy Systems (Zaozhuang) New Gas Company Ltd. (the “HH Joint Venture”), a joint venture company that has the

SYNTHESIS ENERGY SYSTEMS, INC.

(A Development Stage Enterprise)

Notes to the Condensed Consolidated Financial Statements – (continued)

(Unaudited)

primary purposes of (i) developing, constructing and operating a synthesis gas production plant utilizing the U-GAS® technology in Zaozhuang City, Shandong Province, China and (ii) producing and selling syngas, steam and the various byproducts of the plant, including ash and elemental sulphur.  The Company owns 95% of the HH Joint Venture and Hai Hua owns the remaining 5%.  In exchange for their respective ownership shares in the HH Joint Venture, SES Investments contributed approximately $9.1 million in capital, and Hai Hua contributed approximately $480,000 in cash.

The plant is substantially complete at a cost of approximately $34.2 million.  The plant is undergoing start-up processes and commenced initial synthesis gas (“syngas”) production in January of 2008.

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

Governmental Grant

During the six months ended December 31, 2007, the HH Joint Venture received approximately $527,000 from the Xuecheng district government related to the development of the plant within their economic zone.  This payment was recorded as a reduction in land use rights and other capitalized construction costs related to the plant.

Purchase of Land Use Rights

During December 2006, the HH Joint Venture purchased 50-year land use rights from the Chinese government for the construction of the synthesis gas production plant.  The $886,439 cost to purchase these land rights has been capitalized on the Company’s balance sheet as a long-term asset which is being charged to rental expense over the term of the lease. During the quarter ended September 30, 2007 the Company offset these costs with a portion of the governmental grant from the Xuecheng district government.

Syngas Purchase and Sale Agreement

On October 22, 2006, the HH Joint Venture entered into a purchase and sale contract with Hai Hua pursuant to which Hai Hua will buy, once the plant is completed, syngas from the HH Joint Venture at a specified contract amount.  The energy fee is a per Ncum of syngas fee calculated by a formula which factors in the monthly averages of the prices of design base coal, coke, coke oven gas, power, steam and water, all of which are components used in the production of syngas. The capacity fee is paid based on the capacity of the plant to produce syngas, factoring in the number of hours (i) of production and (ii) of capability of production as compared to the guaranteed capacity of the plant, which for purposes of the contract is 22,000 Ncum per hour of net syngas.

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

Long-term debt

On March 22, 2007 the HH Joint Venture entered into a seven-year loan agreement and received approximately $12.6 million of loan proceeds pursuant to the terms of a Fixed Asset Loan Contract with the Industrial and Commercial Bank of China (“ICBC”) to complete the project financing of the Joint Venture.  Key terms of the Fixed Asset Loan Contract with ICBC are as follows:

•

Term of the loan is 7 years from the commencement date (March 22, 2007) of the loan;

•

Interest for the first year is 7.11% to be adjusted annually based upon the standard rate announced each year by the People’s Bank of China. Interest is payable monthly on the 20th day of each month;

•

Principal payments of approximately $1.0 million are due in March and September of each year beginning on September 22, 2008 and end on March 21, 2014;

•

Hai Hua is the guarantor of the entire loan;

•

The assets of the HH Joint Venture are pledged as collateral on the loan;

•

The HH Joint Venture agreed to covenants that, among other things, prohibit pre-payment without the consent of ICBC and permit ICBC to be involved in the review and inspection of the Hai Hua plant; and

•

The loan is subject to customary events of default which, should one or more of them occur and be continuing, would permit ICBC to declare all amounts owing under the contract to be due and payable immediately.

Additionally, in March and October of 2007, the HH Joint Venture entered into loan agreements with SES Investments.  As of December 31, 2007, approximately $5.4 million was outstanding related to these loans.  The SES loans bear interest per annum at a rate of 6% and are due and payable on March 20, 2016 and October 18, 2016, respectively.  In addition, the SES loans are unsecured and are subordinated to the above described ICBC loan and any other subsequent ICBC loans.  The HH Joint Venture may not prepay the SES loans until the ICBC loan is either paid in full or is fully replaced by another loan.  Proceeds of the SES loans may only be used for the purpose of developing, constructing, owning, operating and managing the Hai Hua plant.

Restricted cash

As of June 30, 2007 the HH Joint Venture had approximately $11.1 million of cash on deposit at ICBC from the cash proceeds of the ICBC loan which was spent during the six months ended December 31, 2007 to complete plant construction and pay for equipment costs.  As of December 31, 2007, no loan proceeds remained.

Golden Concord Joint Venture

In June 2007, SES Investments entered into a co-operative joint venture contract with Inner Mongolia Golden Concord (Xilinhot) Energy Investment Co., Ltd. (“Golden Concord”) for the purpose of

SYNTHESIS ENERGY SYSTEMS, INC.

(A Development Stage Enterprise)

Notes to the Condensed Consolidated Financial Statements – (continued)

(Unaudited)

establishing SES – GCL (Inner Mongolia) Coal Chemical Co., Ltd. (the “GC Joint Venture”).  The contract was assigned by Golden Concord’s parent to another of its subsidiaries in September of 2007, which resulted in the GC Joint Venture being re-registered as a wholly foreign-owned enterprise under the laws of the Peoples Republic of China.  The GC Joint Venture was established for the primary purposes of (i) developing, constructing and operating a coal gasification, methanol and DME production plant utilizing U-GAS® technology in the Xilinguole Economic and Technology Development Zone, Inner Mongolia Autonomous Region, China and (ii) producing and selling methanol, DME and the various byproducts of the plant, including fly ash, steam, sulphur, hydrogen, xenon and argon. In exchange for their respective ownership shares in the GC Joint Venture, SES Investments agreed to contribute approximately $16.3 million in cash, and Golden Concord agreed to contribute approximately $16.0 million in cash.

The parties’ preliminary estimate of the total required capital of the GC Joint Venture is approximately $110.0 million, including the approximately $32.0 million in cash to be contributed by SES Investments and Golden Concord. The remaining $78.0 million is expected to be provided by project debt to be obtained by the GC Joint Venture. SES Investments and Golden Concord have each agreed to guarantee any such project debt incurred by the GC Joint Venture, with SES Investments required to guarantee no less than 55% and no more than 60% of its debt, based on the percentage of the debt which relates to the gasification processes of the plant, and Golden Concord is required to guarantee the remainder. Each party is subject to penalties under the GC Joint Venture contract if they are unable to perform their guarantee obligations.

As of December 31, 2007, the Company has funded a total of $1.0 million of its equity contributions and Golden Concord has contributed approximately $3.1 million of their equity contribution.  The Company is also required to fund approximately $15.3 million, representing the remainder of its equity contribution, no later than September 3, 2009.  Based on its current planned construction schedule, the Company expects to fully fund the balance of its capital contributions into the GC Joint Venture before September 30, 2008.  See Note 9 for additional information on equity contributions to the GC Joint Venture.

Purchase of Land Use Rights

The GC Joint Venture purchased 50-year land use rights from the Chinese government for the construction of the synthesis gas production plant.  The $833,255 cost to purchase these land rights has been capitalized on the Company’s balance sheet as a long-term asset which is being charged to rental expense over the term of the lease.

Note 4 – Development Agreements

Consol Energy

In September 2007, the Company entered into an agreement with CONSOL Energy Inc. (“CONSOL”) to investigate the development of coal-based gasification facilities in the northeast United States and to investigate the feasibility of developing substitute natural gas (“SNG”) facilities to meet the demand for clean, affordable energy. Under the agreement, the Company and CONSOL will perform engineering, environmental and marketing activities to analyze the feasibility of projects that would use coal gasification technology to convert coal from preparation plant tailings provided by CONSOL’s eastern coal mining complexes into products including methanol, ethanol, mixed alcohols, ammonia and SNG. The projects will initially be focused geographically within Ohio, Pennsylvania and West Virginia.

SYNTHESIS ENERGY SYSTEMS, INC.

(A Development Stage Enterprise)

Notes to the Condensed Consolidated Financial Statements – (continued)

(Unaudited)

The agreement also requires completion of a successful project feasibility study and further negotiation of a definitive agreement by both parties before any projects will be undertaken.

Multinational Chemical Company

In November 2007, the Company entered into a project development agreement with a major multinational chemical company to perform feasibility studies and devise plans for the potential development of a coal-to-methanol gasification plant in China. The planned plant would support the chemical company’s facilities in the People’s Republic of China. The planned plant would use the U-GAS technology to convert coal reserves into syngas and to further refine the syngas into methanol. The capacity of this plant is intended to be similar in size to the Company’s Golden Concord project as discussed in Note 3 herein. The agreement covers a number of project development phases. During phase one, feasibility studies will be conducted to identify the optimum site for the construction of the proposed plant in order to ensure adequate coal supply, coal and methanol transport costs and the permitting process. Subject to a successful plant-site designation, additional scoping work will be conducted that will include further definition of project design, schedules and costs. The agreement requires the successful completion of these project development phases, at which point further negotiation of a definitive agreement by both parties would be undertaken before initiating any projects. Either the Company or the chemical company may terminate the agreement prior to the completion of the feasibility and other studies related to the proposed plant.

Note 5 – Accounting for Stock-Based Compensation

In May 2007, the Company’s board of directors approved an increase in the number of shares reserved for issuance under the Company’s 2005 Incentive Plan, as amended and restated, to 8,000,000 shares and stockholder approval was obtained at the Annual Meeting of Stockholders on December 20, 2007.

Our stock incentive plans provide for the granting of stock options (both incentive stock options and nonqualified stock options), stock appreciation rights, restricted stock units and other stock-based awards to officers, directors and employees of the Company. Grants of stock options made to date under these plans vest over periods up to five years after the date of grant and expire no more than 10 years after grant.

Assumptions

The fair values for stock-based awards granted during the six months ended December 31, 2007 and 2006 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Six Months Ended December 31, 2007	Six Months Ended December 31, 2006
Risk-free rate of return	3.81%	4.71%
Expected life of award	6.3 years	3.5 years
Expected dividend yield	0.00%	0.00%
Expected volatility of stock	72.69%	66.31%
Weighted-average grant date fair value	$6.10	$2.62

SYNTHESIS ENERGY SYSTEMS, INC.

(A Development Stage Enterprise)

Notes to the Condensed Consolidated Financial Statements – (continued)

(Unaudited)

The expected volatility of stock assumption was derived by referring to changes in the historical volatility of comparable companies. Forfeiture rates are estimated due to a lack of historical forfeiture data.

In accordance with Staff Accounting Bulletin (“SAB”) 107, we used the “simplified” method for “plain vanilla” options to estimate the expected term of options granted during 2006 and 2007.

Stock-based award activity during the six months ended December 31, 2007 was as follows (aggregate intrinsic value in millions):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2007	5,662,500	$ 3.50	4.0	$ 16.8
Granted	20,000	$ 9.88	9.9	$ 0.1
Exercised	-	-	-	-
Canceled	-	-	-	-

Outstanding at September 30, 2007	5,682,500	$ 3.52	3.7	$ 16.9
Granted	785,000	$ 10.22	9.9	$ 4.8
Exercised	-	-	-	-
Canceled	-	-	-	-
Outstanding December 31, 2007	6,467,500	$ 4.34	4.3	$ 21.7
Exercisable December 31, 2007	2,325,000	$ 3.33	3.4	$ 7.4

As of December 31, 2007, approximately $8.5 million of estimated expense with respect to non-vested stock-based awards has yet to be recognized and will be recognized in expense over the employee’s remaining weighted average service period of approximately 4.3 years.

The following table summarizes information with respect to stock options outstanding and exercisable at December 31, 2007:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.50 to $3.00	4,962,500	3.4	$ 2.97	2,104,000	$ 2.95
$3.01 to $7.00	495,000	3.9	$ 6.37	180,000	$ 6.41
$7.01 to $11.50	1,010,000	8.8	$ 10.03	41,000	$ 9.31
Total	6,467,500	4.3	$ 4.34	2,325,000	$ 3.33

SYNTHESIS ENERGY SYSTEMS, INC.

(A Development Stage Enterprise)

Notes to the Condensed Consolidated Financial Statements – (continued)

(Unaudited)

Stock-based award activity for non-vested awards during the quarter ended December 31, 2007 is as follows:

	Number of Options	Weighted Average Grant Date Fair Value
Non-vested at September 30, 2007	3,465,000	$ 2.80
Granted	785,000	6.10
Vested	(107,500)	3.45
Canceled	-	-

Non-vested at December 31, 2007	4,142,500	$ 3.41

Note 6 - Income Taxes

Income taxes are recorded utilizing an asset and liability approach.  This method gives consideration to the future tax consequences associated with the differences between the financial accounting basis and tax basis of the assets and liabilities, and the ultimate realization of any deferred tax asset resulting from such differences.

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This new standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition rules.

The provisions of FIN No. 48 have been applied to all of our material tax positions taken through the date of adoption and during the interim quarterly period ended December 31, 2007. We have determined that all of our material tax positions taken in our income tax returns and the positions we expect to take in our future income tax filings meet the more likely-than-not recognition threshold prescribed by FIN No. 48. In addition, we also believe that none of these tax positions meet the definition of “uncertain tax positions” that are subject to the non-recognition criteria set forth in the new pronouncement.  To date, the adoption of FIN No. 48 has had no impact on our financial position, results of operations or cash flows.

Our federal consolidated income tax returns have not been audited by the Internal Revenue Service.  We have not been notified of any pending federal, state or international income tax audits, and we are not aware of any income tax controversies that are likely to occur with any taxing authority. We have also not entered into any agreements with any taxing authorities to extend the period of time in which they may assert or assess additional income tax, penalties or interest. However, because we are presently in an NOL carryforward position and have been since our inception, under the applicable Internal Revenue Service guidelines, in the event of an audit, our available federal NOL carryforward amount is subject to adjustment until the normal three year federal statute of limitations closes for the year in which the NOL is fully utilized.

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

As set forth in SFAS No. 109, we have established a tax valuation allowance for the tax benefits related to our NOL carryforwards and our other deferred tax assets due to the uncertainty of realizing the tax benefits. If, as a result of a change in facts, any of our previously recognized tax benefits are required to be de-recognized in a future reporting period, the resulting decrease in tax benefits will be taken into account before the amount of our tax valuation allowance is established. We do not believe that it is reasonably possible that the amount of our unrecognized tax benefits will change significantly within the next twelve months.  To date, the adoption of FIN No. 48 has had no impact on our financial position, results of operations or cash flows.

As of December 31, 2007 and June 30, 2007, a valuation allowance of $6,824,101 and $4,758,633 had been recorded related to deferred tax assets.  We record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions.

In assessing realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Based upon the Company’s historical losses since inception and management’s expectations at December 31, 2007, management believes it is more likely than not, that the Company will realize the benefit of the deferred tax assets, net of the existing valuation allowances.

Note 7 - Net Loss per Share Data

Historical net loss per common share is computed using the weighted average number of common shares outstanding. Basic loss per share excludes dilution and is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period.  Stock options are the only potential dilutive share equivalents the Company has outstanding for the periods presented.  No shares related to options were included in diluted earnings per share for the six months ended December 31, 2007 and 2006 and the period from November 4, 2003 (inception) to December 31, 2007 as their effect would have been antidilutive as the Company incurred net losses during those periods.

Note 8 – Stockholders’ Equity

NASDAQ Listing

On November 2, 2007, the Company’s common stock began trading on the NASDAQ Capital Market under the symbol “SYMX.”

Public offering

On November 8, 2007, the Company received approximately $49.2 million in net proceeds from a public offering in which the Company sold 5,951,406 shares of its common stock at $9.00 per share.  Gross proceeds from this offering were approximately $53.6 million.

SYNTHESIS ENERGY SYSTEMS, INC.

(A Development Stage Enterprise)

Notes to the Condensed Consolidated Financial Statements – (continued)

(Unaudited)

Joint Development Agreement with AEI

On July 10, 2007, the Company entered into a Joint Development Agreement with AEI pursuant to which the Company and AEI will seek to identify and jointly develop, finance and operate various projects involving the conversion of coal and biomass mixtures into syngas utilizing the U-GAS® technology (or other alternative technology). The agreement covers all projects in emerging markets, which includes markets other than North America, certain countries in the European Union, Japan, Australia and New Zealand. The Company’s current projects with Hai Hua, Golden Concord and YIMA, and any future expansions of those projects, are specifically excluded from this agreement. In connection with entering into this agreement, on November 8, 2007, AEI purchased 1,750,000 shares of the Company’s stock at $9.00 per share in our public offering.

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

Note 9 – Related Party Transaction

In November 2007, the Company paid an invoice for approximately $940,000 on behalf of Union Charter Financial, a 5% or greater stockholder (“UCF”).  The Company had agreed to reimburse UCF’s expenses, subject to the successful completion of the public offering described in Note 8 above.  Accordingly, the payment was accounted for as an offering cost in connection with the public offering.

Note 10 – Subsequent Events

Lease agreement

On January 14, 2008, the Company entered into a 63 month lease agreement, with a 60 month optional renewal, for its new corporate office in Houston, Texas.  The lease is expected to commence on April 30, 2008 with rental payments of approximately $20,000 per month.  The obligations of the Company under the lease are secured by a letter of credit for approximately $328,900, which shall be paid to the landlord if the Company commits any default under the lease which is not cured.  The letter of credit remains in place until the third anniversary of the lease, but is reduced to approximately $219,266 after the second anniversary of the lease.

SYNTHESIS ENERGY SYSTEMS, INC.

(A Development Stage Enterprise)

Notes to the Condensed Consolidated Financial Statements – (continued)

(Unaudited)

Hai Hua Joint Venture

In January of 2008, the HH Joint Venture borrowed an additional $3.9 million under the loans with SES Investments; therefore, at January 31, 2008, a total of $9.3 million was outstanding.

Golden Concord Joint Venture

On February 5, 2008, the Company funded an additional $2.3 million to the GC Joint Venture for a total equity contribution of approximately $3.3 million.

Potential Nasdaq delisting

On February 20, 2008, the Company received a NASDAQ Staff Determination indicating that the Company failed to comply with the continued listing requirements set forth in Marketplace Rule 4310(c)(14) by failing to timely file this quarterly report on Form 10-QSB and, therefore, the Company’s common stock is subject to delisting from The NASDAQ Capital Market.  By filing this quarterly report on Form 10-QSB, the Company expects that it has complied with the requirements for continued listing on The NASDAQ Capital Market.

Item 2.  Plan of Operations

The following plan of operations should be read in conjunction with our audited financial statements and related notes included in our Annual Report on Form 10-KSB for the year ended June 30, 2007 and our unaudited condensed consolidated financial statements and related notes included elsewhere in this filing. We are an emerging, development stage company engaged in the development and commercialization of U-GAS® gasification technology which converts “low rank” coals, coal waste and biomass into high value energy products and chemical feedstocks. Our business strategy is to develop, finance, build, co-own and operate coal gasification plants in our target size range of 100 MW (equivalent) to 400 MW (equivalent) costing from approximately $50 million to several hundred million dollars. We intend to sell the outputs of these plants, which may be syngas, methanol, dimethyl ether (“DME”), steam, power and other products (e.g., sulfur or ash) under long term contracts and on the open market to industrial and municipal customers, and power and transportation fuel producers. We may sell capacity in the plants outright or under tolling agreements as a way to insulate us from commodity price volatility. We may also pursue technology access license and equipment sales opportunities on a selective basis to further the commercialization of U-GAS® technology.

Our core business strategies include:

•

Developing and operating gasification plants in China to meet the demand for clean energy, transportation fuel and industrial commodities by converting coal into syngas, methanol and DME;

•

Developing and operating gasification plants in North American markets;

•

Building relationships with multi-national industrial corporations to provide U-GAS® solutions for their energy and chemical feedstock needs;

•

Expanding our engineering and project execution teams with experienced professionals to complete the development of current projects as well as future projects under development; and

•

Protecting technology used and/or developed by us in the U.S. Patent and Trademark Office as well as similar agencies throughout the world.

Joint Ventures in China

Hai Hua Joint Venture

In 2006, Synthesis Energy Systems Investments, Inc., a wholly-owned subsidiary of Synthesis Energy Holdings, Inc. (“SES Investments”), entered into a co-operative joint venture contract with Shandong Hai Hua Coal & Chemical Company Ltd. (“Hai Hua”) which established Synthesis Energy Systems (Zaozhuang) New Gas Company Ltd. (the “HH Joint Venture”), a joint venture company with the primary purposes of (i) developing, constructing and operating a syngas production plant utilizing U-GAS® technology in Zaozhuang City, Shandong Province, China and (ii) producing and selling syngas, steam and the various byproducts of the Hai Hua plant, including ash and elemental sulphur. In exchange for their respective ownership shares in the HH Joint Venture, SES Investments contributed approximately $9.1 million in equity capital, and Hai Hua contributed approximately $480,000 in cash. We broke ground on the plant on December 5, 2006 and we entered into the primary construction contract in February 2007.

On March 22, 2007 the HH Joint Venture entered into a seven-year loan agreement and received approximately $12.6 million of loan proceeds pursuant to the terms of a Fixed Asset Loan Contract with the Industrial and Commercial Bank of China (“ICBC”) to complete the project financing of the Joint Venture. Key terms of the Fixed Asset Loan Contract with ICBC are as follows:

•

Term of the loan is 7 years from the commencement date (March 22, 2007) of the loan;

•

Interest for the first year is 7.11% to be adjusted annually based upon the standard rate announced each year by the People’s Bank of China. Interest is payable monthly on the 20th day of each month;

•

Principal payments of approximately $1.0 million are due in March and September of each year beginning on September 22, 2008 and end on March 21, 2014;

•

Hai Hua is the guarantor of the entire loan;

•

The assets of the HH Joint Venture are pledged as collateral on the loan;

•

The HH Joint Venture agreed to covenants that, among other things, prohibit pre-payment without the consent of ICBC and permit ICBC to be involved in the review and inspection of the Hai Hua plant; and

•

The loan is subject to customary events of default which, should one or more of them occur and be continuing, would permit ICBC to declare all amounts owing under the contract to be due and payable immediately.

Additionally, in March and October of 2007, the HH Joint Venture entered into loan agreements with SES Investments.  As of December 31, 2007, approximately $5.4 million was outstanding related to these loans.  The SES loans bear interest per annum at a rate of 6% and are due and payable on March 20, 2016 and October 18, 2016, respectively.  In addition, the SES loans are unsecured and are subordinated to the above described ICBC loan, and any other subsequent ICBC loans.  The HH Joint Venture may not prepay the SES loans until the ICBC loan is either paid in full or is fully replaced by another loan.  Proceeds of the SES loans may only be used for the purpose of developing, constructing, owning, operating and managing the Hai Hua plant.

As of December 31, 2007, the HH Joint Venture had spent all of the remaining restricted cash from the proceeds of the ICBC loan on construction and equipment costs of the plant.

As of December 31, 2007, construction on the plant was substantially completed and we had capitalized a total of approximately $34.2 million.  The increase in cost from our previous $29.0 million estimate was primarily due to (i) several design improvements made in the quarter ended December 31, 2007, (ii) changes in exchange rates between the U.S. dollar and the Chinese Renminbi, (iii) increases in material costs and (iv) equipment redundancies built in our plant processes.  The plant is undergoing start-up processes and produced initial synthesis gas (“syngas”) in January of 2008.  Over the next twelve months, ending December 31, 2008, we plan to spend the following related to this project:

•

Approximately $3.0 million of start-up costs; and

•

Approximately $3.7 million of working capital related to the Hai Hua project.

Golden Concord Joint Venture

In June 2007, SES Investments entered into a co-operative joint venture contract with Inner Mongolia Golden Concord (Xilinhot) Energy Investment Co., Ltd. (“Golden Concord”) for the purpose of establishing SES – GCL (Inner Mongolia) Coal Chemical Co., Ltd. (the “GC Joint Venture”).  The contract was assigned by Golden Concord’s parent to another of its subsidiaries in September of 2007, which resulted in the GC Joint Venture being re-registered as a wholly foreign-owned enterprise under the laws of the Peoples Republic of China.  The GC Joint Venture was established for the primary purposes of (i) developing, constructing and operating a coal gasification, methanol and DME production plant utilizing U-GAS® technology in the Xilinguole Economic and Technology Development Zone, Inner Mongolia Autonomous Region, China and (ii) producing and selling methanol, DME and the various byproducts of the plant, including fly ash, steam, sulphur, hydrogen, xenon and argon. In exchange for their respective ownership shares in the GC Joint Venture, SES Investments agreed to contribute approximately $16.3 million in cash, and Golden Concord agreed to contribute approximately $16.0 million in cash.

The parties’ preliminary estimate of the total required capital of the GC Joint Venture is approximately $110.0 million, including the approximately $32.0 million in cash to be contributed by SES Investments and Golden Concord. The remaining $78.0 million is expected to be provided by project debt to be obtained by the GC Joint Venture. SES Investments and Golden Concord have each agreed to guarantee any such project debt incurred by the GC Joint Venture, with SES Investments required to guarantee no less than 55% and no more than 60% of its debt, based on the percentage of the debt which relates to the gasification processes of the plant, and Golden Concord is required to guarantee the remainder. Each party is subject to penalties under the GC Joint Venture contract if they are unable to perform their guarantee obligations.

As of February 5, 2008, we have funded a total of approximately $3.3 million of our equity contribution and Golden Concord had contributed approximately $3.1 million of their equity contribution. We are also required to fund approximately $13.0 million, representing the remainder of our equity contribution, no later than September 3, 2009. Based on our current planned construction schedule, we expect to fully fund the balance of our capital contributions into the GC Joint Venture before September 30, 2008.

Other Developments

Public offering

On November 8, 2007 we received approximately $49.2 million net proceeds from a public offering in which the Company sold 5,951,406 shares of its common stock at a price to the public of $9.00 per share. Gross proceeds from this offering were approximately $53.6 million. We expect to use the proceeds of this offering primarily for equity investment in our Golden Concord project.  We will also use the proceeds for future projects that we may enter into, including the YIMA project and co-development projects with AEI and CONSOL, as well as for working capital and general corporate purposes.

Joint Development Agreement with AEI

On July 10, 2007, we entered into a Joint Development Agreement with AEI pursuant to which we and AEI will seek to identify and jointly develop, finance and operate various projects involving the conversion of coal and biomass mixtures into syngas utilizing the U-GAS® technology (or other alternative technology). The agreement covers all projects in emerging markets, which includes markets other than North America, certain countries in the European Union, Japan, Australia and New Zealand. Our current projects with Hai Hua, Golden Concord and YIMA, and any future expansions of those projects, are specifically excluded from this agreement. In connection with entering into this agreement, on November 8, 2007, AEI purchased 1,750,000 shares of our common stock at $9.00 per share in our public offering.

Development Agreement with CONSOL Energy

In September 2007, we entered into an agreement with CONSOL Energy Inc. (“CONSOL”) to investigate the development of coal-based gasification facilities in the northeast United States and to investigate the feasibility of developing substitute natural gas (“SNG”) facilities to meet the demand for clean, affordable energy. Under the agreement, we and CONSOL will perform engineering, environmental and marketing activities to analyze the feasibility of projects that would use coal gasification technology to convert coal from preparation plant tailings provided by CONSOL’s eastern coal mining complexes into products including methanol, ethanol, mixed alcohols, ammonia and SNG. The projects will initially be focused geographically within Ohio, Pennsylvania and West Virginia. The agreement also requires completion of a successful project feasibility study and further negotiation of a definitive agreement by both parties before any projects will be undertaken.

Development Agreement with Multinational Chemical Company

In November 2007, we entered into a project development agreement with a major multinational chemical company to perform feasibility studies and devise plans for the potential development of a coal-to-methanol gasification plant in China. The planned plant would support the chemical company’s facilities in the People’s Republic of China. The planned plant would use the U-GAS technology to convert coal reserves into syngas and to further refine the syngas into methanol. The capacity of this plant is intended to be similar in size to our Golden Concord project. The agreement covers a number of project development phases. During phase one, we will conduct feasibility studies to identify the optimum site for the construction of the proposed plant in order to ensure adequate coal supply, coal and methanol transport costs and the permitting process. Subject to a successful plant-site designation, we will conduct additional scoping work that will include further definition of project design, schedules and costs. The agreement requires the successful completion of these project development phases, at which point further negotiation of a definitive agreement by both parties would be undertaken before initiating any projects. Either we or the chemical company may terminate the agreement prior to the completion of the feasibility and other studies related to the proposed plant.

Management’s Outlook

During the twelve months ending December 31, 2008, we expect to spend approximately:

•

$6.0 million related to our HH Joint Venture;

•

$15.3 million in equity contributions to our GC Joint Venture;

•

$13.0 million related to other project development; and

•

$6.0 million on general and other corporate expenses.

The proceeds of our recently completed public offering discussed above will provide us with enough cash to satisfy these expenditures.  In addition, over the next twelve months, our strategy is to continue to advance the commercial development of U-GAS ® projects in China and selected locations in the United States, and to further expand our engineering and project execution teams to complete future projects which are currently contemplated.  We may need to raise additional capital through equity and debt financing for any such new projects which are developed or to support possible expansion of our existing operations.  In particular, we may attempt to secure non-recourse debt financing in order to construct additional plant facilities.  Such financing may be used on a project basis to reduce the amount of equity capital required to complete the project. We may also need to raise additional funds sooner in order to fund more rapid expansion, cover unexpected construction costs or delays, respond to competitive pressures or to acquire complementary energy related products, services, businesses and/or technologies.  There can be no assurances that additional financing will be available to us in the future on acceptable terms or at all. If we cannot raise required funds on acceptable terms, we may not be able to, among other things (i) negotiate and enter into new gasification plant development contracts; (ii) expand our operations; (iii) hire and train new employees; or (iv) respond to competitive pressures or unanticipated capital requirements.

Off Balance Sheet Arrangements

On January 14, 2008, we entered into a 63 month lease agreement, with a 60 month optional renewal, for our new corporate offices in Houston, Texas.  The lease is expected to commence on April 30, 2008 with rental payments of approximately $20,000 per month.

The obligations of the Company under the lease are secured by a letter of credit for approximately $328,900, which shall be paid to the landlord if the Company commits any default under the lease which is not cured.  The letter of credit remains in place until the third anniversary of the lease, but is reduced to approximately $219,266 after the second anniversary of the lease.

Disclosure Regarding Forward Looking Statements

This Form 10-QSB includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical fact are forward-looking statements. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected. Among those risks, trends and uncertainties are our early stage of development, our estimate of the sufficiency of existing capital sources, our ability to raise additional capital to fund cash requirements for future operations, our reliance on our relationships with the Gas Technology Institute, AEI and our other joint venture partners, the limited history and viability of our technology, our results of operations in foreign countries, our ability to diversify, our ability to maintain production from our first plant in the Hai Hua project and the sufficiency of internal controls and procedures. Although we believe that in making such forward-looking statements our expectations are based upon reasonable assumptions, such statements may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. We cannot assure you that the assumptions upon which these statements are based will prove to have been correct.

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

Item 3.  Controls and Procedures

Our management is responsible for establishing and maintaining adequate disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act.  As of the end of the period covered by this report, our management, including our Chief Executive Officer and Chief Financial Officer, completed an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(c) of the Exchange Act and concluded that our disclosure controls and procedures were not effective because of material weaknesses in our internal accounting controls.  Management has identified material weaknesses in our internal accounting controls.  Specifically, we identified the following material weaknesses: (i) ineffective policies and procedures to ensure that sufficient written agreements describing the terms of payments exist before a disbursement is made, (ii) ineffective controls to prevent or detect payments being processed without adequate backup or support to identify the amount being paid, the services rendered and the associated costs of each service, and the identity of the vendor, and (iii) ineffective internal controls to ensure that disbursements to related parties are approved by appropriate individuals, and that our public filings include the appropriate disclosure of related party transactions.  The events described below resulted in us recording a material adjustment to our condensed consolidated interim financial statements that was not detected by our internal accounting controls.  Therefore, we have concluded that these control deficiencies represent material weaknesses in our internal accounting controls.

In November 2007, we paid an invoice for approximately $940,000 on behalf of a 5% or greater stockholder.  The stockholder represented to us that the invoice was for work performed by a third party engineering firm for engineering and other related services performed by that firm on behalf of the stockholder.  The stockholder was also a subscriber in our 2007 public offering, and while there was no written agreement with the stockholder, our Board of Directors had agreed to reimburse the stockholder for certain expenses, subject to the successful completion of the offering.  Our management followed the existing internal procedures to pay such invoice and recorded the payment as an operating expense in our condensed consolidated interim financial statements.  In the ordinary course of its review of our condensed consolidated interim financial statements to be included in this quarterly report, KPMG LLP, our independent registered public accounting firm (“KPMG”), inquired about the payment and questioned whether the payment should be accounted for as an offering cost incurred in connection with the public offering, rather than an operating expense.  As a result of KPMG’s questions, Denis Slavich, the Chairman of the Audit Committee of our Board of Directors (the “Audit Committee”), initiated a review of the payment and agreed to report his findings.

Mr. Slavich interviewed members of management and representatives of the stockholder and the engineering firm and reviewed the available internal documentation related to the payment.  Our outside legal counsel assisted Mr. Slavich in some of this review.  As a result of the review, we filed a Notification of Late Filing on Form 12b-25 on February 15 due to our inability to timely file this quarterly report.  The Audit Committee met on February 17 and February 19 to discuss Mr. Slavich’s review.  The Audit Committee concluded that there was no evidence of misconduct by management and that our internal procedures had been followed with respect to the payment.  However, they also determined that the procedures for payments needed to be improved and that further investigation of this issue was warranted.  As such, the Audit Committee determined that it was appropriate to retain independent counsel.  As a result of these matters, we were unable to file the 10-QSB by the extension date under Rule 12b-25, and as such, received a deficiency notice from The NASDAQ Stock Market dated February 20, 2008.

On February 25, the Audit Committee hired independent counsel to conduct an investigation with respect to the payment to the engineering firm.  Beginning that week, the independent counsel initiated their investigation by interviewing members of our Board of Directors, our management, a representative of the stockholder, and our outside legal counsel.  They also hired two independent third party firms to assist them in their review of our computers, servers and electronic data, and to conduct forensic background research on the stockholder and the engineering firm.  During the investigation, the independent counsel reviewed a significant number of documents and electronic data, and received the full cooperation of management and the Board of Directors in their review.

The independent counsel concluded their investigation, and gave their report to the Audit Committee and KPMG, on March 26, 2008.  While they concluded that there were significant questions regarding the services performed by the engineering firm, they found no evidence of misconduct by our management or the Board of Directors.  The independent counsel then made specific recommendations.  First, no payments should be made unless there is a written agreement describing the terms of such payment.  Second, payments should not be processed without adequate backup or support to identify the amount being paid, the services rendered and the associated costs of each service, and the identity of the vendor.  Finally, any related party transactions should be approved by the Audit Committee, and the independent counsel noted that more effective controls needed to be in place to ensure that the appropriate disclosure regarding related party payments is included in our public filings.  See the risk factor set forth in Part II, Item 5 of this quarterly report on Form 10-QSB.

In March 2008, our management implemented new policies and procedures (1) regarding the level of supporting documentation required for management to pay invoices, (2) requiring approvals of the Audit Committee for all related party transaction regardless of the dollar amount, and (3) requiring all new vendors to be logged in and approved within our accounting system.  In addition to adopting these policies and procedures, we are currently undergoing a comprehensive effort to achieve compliance with Section 404 of the Sarbanes Oxley Act of 2002 for the fiscal year ended 2008.  This effort includes extensive internal control documentation, evaluation, and testing under the direction of our internal audit department and senior management, as well as formalization of all policies and procedures company-wide, significant improvements to the financial statement close processes, additional financial statement monitoring and oversight controls and adding additional accounting personnel.  We are also undertaking a longer term review of how to further improve our accounting systems and software.  During this process, we may uncover deficiencies, which, if uncorrected, could result in significant deficiencies and/or material weaknesses in our internal control over financial reporting as defined by the Securities and Exchange Commission and the Public Company Accounting and Oversight Board.

Part II

Item 1.  Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Stockholders on December 20, 2007, six directors were elected for one-year terms expiring on the date of the annual meeting in 2008.  As to each nominee for director, the number of votes cast for or withheld were as follows:

	For	Withheld
Lorenzo Lamadrid	27,058,945	137,203
Timothy Vail	24,028,845	3,167,303
Donald Bunnell	27,058,945	137,203
Michael Storey	24,125,535	3,070,613
Denis Slavich	27,155,535	40,613
Harry Rubin	27,155,635	40,513

The results of voting to approve the amendment to our 2005 Incentive Plan, as amended and restated, to increase the number of shares available under the Plan from 6,000,000 to 8,000,000 and to increase the term of stock options from a maximum of five years to ten years was as follows:

For	Against	Abstain	Broker non-votes
21,805,615	3,158,020	55	2,232,458

The results of voting to ratify the appointment of KPMG as our independent registered public accounting firm for the fiscal year ending June 30, 2008, was as follows:

For	Against	Abstain	Broker non-votes
27,099,403	96,690	55	-

Item 5.  Other Information

Director Biography

Set forth below is an updated biography for Michael Storey, one of our independent directors:

“Michael Storey.  Mr. Storey has served as one of our directors since November of 2005.  From June 2002 through November of 2005, he was a partner with Union Charter Financial.  From 2000 to 2004, he has served as President and CEO of Inmarsat Ventures, a global communications company.  He resigned in March of 2004, but continued as an advisor until March of 2006. From 1993 to 1999, Mr. Storey ran several telecommunications businesses during European deregulation that became MCI Europe and is now Verizon Communications.  In 1984, Mr. Storey and a partner established City Centre Communications, a business in the cable television and telecommunications industry. The business was grown through several acquisitions of franchises before the business was sold in 1992 to Videotron and Bell Canada.  He served as a Director and later as Chairman of the Cable Communications Association from 1983 to 1990, representing all the investors in the U.K. cable industry.  Starting in 1972, Mr. Storey served for 10 years as a Vice President and Partner of Booze Allen Hamilton International Management Consultants.  He is also currently the non-executive Chairman of Impello Plc, an independent utility company in the United Kingdom.  Mr. Storey is a graduate of King’s Fund Administrative Staff College and has an M.B.A. from the University of Chicago. From 1958 to 1968, he worked in the healthcare industry, operating hospitals in the U.K., Middle East, and North America.  He also holds two professional certifications:  Professionally Qualified Hospital Administrator and Professionally Qualified Personnel Manager.”

Risk Factors

Set forth below is a new risk factor which supplements the risk factors disclosed in our annual report on Form 10-KSB for the year ended June 30, 2007:

“Our failure to follow existing internal control policies and procedures regarding reimbursement of expenses incurred by a related party resulted in an independent investigation and a material weakness in our internal controls and could result in liability for us under the Securities Act.

In November 2007, we paid an invoice for approximately $940,000 on behalf of a 5% or greater stockholder.  The stockholder represented to us that the invoice was for work performed by a third party engineering firm for engineering and other related services performed by that firm on behalf of the stockholder.  In the course of its review of our condensed consolidated interim financial statements, KPMG LLP, our independent registered public accounting firm (“KPMG”), inquired about the payment and questioned whether the payment should be accounted for as an offering cost incurred in connection with our 2007 public offering, rather than an operating expense.  As a result of KPMG’s questions, the Audit Committee of our Board of Directors initiated a review of the payment and later hired independent counsel to further investigate the matter.  The independent counsel found no evidence of misconduct by our management.  However, the results of the investigation led to a material adjustment to our condensed consolidated interim financial statements that was not otherwise detected by our internal accounting controls and we concluded that the control deficiencies represented material weaknesses in our internal accounting controls.  Further, in March 2008, our management has adopted several improvements to our disclosure controls and procedures.

Although our management and the Audit Committee intend for the new policies and procedures to provide sufficient assurance of future compliance, we are unable to determine at this time whether the new policies and procedures will be fully effective in correcting the items identified by the independent counsel.  In addition, we are still in the process of completing the procedures, certification and attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 for fiscal year ending June 30, 2008, and there may be additional changes which arise from the process.  Despite this, a control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or internal accounting controls will prevent all errors and fraud, even after instituting the changes recommended by independent counsel. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected and further misstatements due to error or fraud may occur and not be detected.

In addition, it is possible that all or a part of the above described payment should have been disclosed in connection our public offering in November of 2007.  If so, and if material, the Company could face liability under the Securities Act for failing to disclose it in the prospectus.  However, given the above facts, it is not possible at this time to predict with any exactness the likelihood that we will in fact have any liability arising out of these events or the amount of such liability, if any.”

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
10.1

Lease Agreement between Synthesis Energy Systems, Inc. and AVPF Riverway Ltd. dated January 14, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 31, 2008).

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

SYNTHESIS ENERGY SYSTEMS, INC.

Date: April 2, 2008	By:	/s/ Timothy E. Vail
Timothy E. Vail, President
and Chief Executive Officer