Form 10QSB
period 2008-03-31
SYNTHESIS ENERGY SYSTEMS INC
filed 2008-05-15
CIK 1375063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

__________________________________

FORM 10-QSB

(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Yes              No [X]

As of May 13, 2008 there were 36,418,921 shares of the registrant’s common stock, par value $.01 per share, outstanding.

Transitional Small Business Disclosure Format.  Yes ___ No         X

SYNTHESIS ENERGY SYSTEMS, INC.

Table of Contents

Page No.

Part I.  Financial Information

Item 1. Financial Statements

1

Condensed Consolidated Balance Sheets as of

March 31, 2008 (unaudited) and June 30, 2007

1

Condensed Consolidated Statements of Operations for the

Nine Months Ended March 31, 2008 and 2007 and the period

from November 4, 2003 (inception) to March 31, 2008 (unaudited)

2

Condensed Consolidated Statements of Operations for the

Three Months Ended March 31, 2008 and 2007 (unaudited)

3

Condensed Consolidated Statements of Cash Flows for the

Nine Months Ended March 31, 2008 and 2007 and the period

from November 4, 2003 (inception) to March 31, 2008 (unaudited)

4

Condensed Consolidated Statements of Stockholders' Equity for the period from

November 4, 2003 (inception) to March 31, 2008 (unaudited)

5

Notes to the Condensed Consolidated Financial Statements (unaudited)

6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results
of Operations

19

Item 3. Controls and Procedures

25

Part II.

Other Information

Item 1. Legal Proceedings

27

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

27

Item 3. Defaults Upon Senior Securities

27

Item 4. Submission of Matters to a Vote of Security Holders

27

Item 5. Other Information

27

Item 6. Exhibits

28

i

Item 1.  Financial Statements

SYNTHESIS ENERGY SYSTEMS, INC.

(A Development Stage Enterprise)

Condensed Consolidated Balance Sheets
	March 31, 2008	June 30, 2007
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$ 39,064,777	$ 6,202,628
Accounts receivable	35,720	-
Prepaid expenses and other currents assets	3,025,691	441,297
Inventory	662,673	-
Deferred financing costs	-	142,848
Total current assets	42,788,861	6,786,773
Restricted cash	328,900	11,101,157
Intangible asset, net of accumulated amortization of $301,278 and $159,802, respectively	1,585,083	1,726,561
Construction-in-progress	1,309,725	15,168,509
Property, plant and equipment, net of accumulated depreciation of $379,845 and $60,485, respectively (Note 6)	36,559,912	331,410
Project prepayments	1,619,180	2,478,088
Long-term land lease (Note 3)	1,450,776	879,008
Other long-term assets	742,746	-
Total assets	$ 86,385,183	$ 38,471,506

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term bank loan	$ 2,194,045	$ -
Accrued expenses and other payables	9,822,574	6,841,216
Total current liabilities	12,016,619	6,841,216
Long-term liabilities:
Long-term bank loan (Note 3)	10,913,236	12,080,625
Total liabilities	22,929,855	18,921,841
Minority interest	3,306,764	454,800
Stockholders’ Equity:
Common stock, $0.01 par value: 100,000,000 shares authorized: 36,418,921 and 30,187,615 shares issued and outstanding, respectively (Note 9)	364,189	301,876
Additional paid-in capital	92,800,594	37,300,927
Deficit accumulated during development stage	(34,214,888)	(18,683,162)
Accumulated other comprehensive income	1,198,669	175,224
Total stockholders’ equity	60,148,564	19,094,865
Total liabilities and stockholders’ equity	$ 86,385,183	$ 38,471,506

See accompanying notes to the condensed consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.

(A Development Stage Enterprise)

Condensed Consolidated Statements of Operations (Unaudited)
	Nine Months Ended March 31,		November 4, 2003 (inception) to March 31, 2008
	2008	2007

Revenue	$ 39,879	$ -	$ 39,879
Costs of goods sold	376,033	-	376,033
Gross loss	(336,154)	-	(336,154)

General and administrative and other expenses:
General and administrative expenses	8,807,761	2,988,780	15,934,815
Stock-based compensation (Note 5)	3,859,690	5,073,944	13,543,231
Project and technical development expenses	2,878,782	1,032,088	5,391,258
Operating loss	(15,882,387)	(9,094,812)	(35,205,458)

Non-operating income:
Interest income	191,903	409,355	797,501
Interest expense	(112,945)	-	(115,385)
Net loss before minority interest	(15,803,429)	(8,685,457)	(34,523,342)

Minority interest	271,703	11,288	308,454
Net loss	$ (15,531,726)	$ (8,674,169)	$ (34,214,888)

Net loss per share (Note 8):
Basic and diluted	$ (0.46)	$ (0.32)	$ (1.20)

Weighted average common shares outstanding:
Basic and diluted	33,520,077	27,474,161	28,516,140
See accompanying notes to the condensed consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.

(A Development Stage Enterprise)

Condensed Consolidated Statements of Operations (Unaudited)
	Three Months Ended March 31,
	2008	2007

Revenue	$ 39,879	$ -
Costs of goods sold	376,033	-
Gross loss	(336,154)	-

General and administrative and other expenses:
General and administrative expenses	3,915,875	1,218,746
Stock-based compensation (Note 5)	1,674,517	1,331,539
Project and technical development expenses	1,700,082	317,296
Operating loss	(7,626,628)	(2,867,581)

Non-operating income:
Interest income	113,210	110,856
Interest expense	(112,945)	-
Net loss before minority interest	(7,626,363)	(2,756,725)

Minority interest	188,811	11,288
Net loss	$ (7,437,552)	$ (2,745,437)

Net loss per share (Note 8):
Basic and diluted	$ (0.20)	$ (0.10)

Weighted average common shares outstanding:
Basic and diluted	36,418,921	28,183,715
See accompanying notes to the condensed consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.

(A Development Stage Enterprise)

Condensed Consolidated Statements of Cash Flows (Unaudited)
	Nine Months Ended March 31,		November 4, 2003 (inception) to March 31, 2008
	2008	2007
Cash flows from operating activities:
Net loss	$ (15,531,726)	$ (8,674,169)	$ (34,214,888)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accounts receivable	(35,720)	-	(35,720)
Increase in minority interest	(271,703)	-	(308,454)
Stock-based compensation	3,859,690	5,073,944	13,543,231
Depreciation of property, plant and equipment	318,719	34,247	381,452
Loss on disposal of property, plant and equipment	345	2,159	2,504
Amortization of land use rights	9,599	2,972	17,030
Amortization of intangible asset	141,476	110,205	301,278
Amortization of other long-term asset	1,240	-	1,240
Increase in prepaid expenses and other current assets	(77,469)	(756,433)	(518,421)
Increase in inventory	(662,673)	-	(662,673)
Increase in accrued expenses and other payables	2,310,369	745,054	4,318,324
Net cash used in operating activities	$ (9,937,853)	$ (3,462,021)	$ (17,175,097)

Cash flows from investing activities:
Loan proceeds transferred from restricted cash	11,101,157	-	-
Restricted cash – investment in long-term CD	(328,900)	-	(328,900)
Capital expenditures	(19,959,233)	(2,453,058)	(30,690,595)
Amendment of GTI license rights	-	(500,000)	(500,000)
Purchase of land use rights	(833,255)	(874,893)	(1,719,694)
Receipt of Chinese governmental grant	555,807	-	555,807
Project prepayments	(1,083,834)	(3,314,683)	(3,297,070)
Net cash used in investing activities	$ (10,548,258)	$ (7,142,634)	$ (35,980,452)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	49,357,588	16,159,800	75,889,488
Proceeds from long-term bank loan	-	11,923,276	12,080,625
Prepaid interest	-	-	(275,753)
Deferred financing costs	-	-	(142,848)
Contribution from minority interest partner	3,124,280	480,264	3,615,831
Loans from stockholders	-	-	11,000
Net cash provided by financing activities	$ 52,481,868	$ 28,563,340	$ 91,178,343
Net increase in cash	31,995,757	17,958,685	38,022,794
Cash and cash equivalents at beginning of the period	6,202,628	3,154,096	-
Effect of exchange rates on cash	866,392	56,275	1,041,983
Cash and cash equivalents at end of the period	$ 39,064,777	$ 21,169,056	$ 39,064,777

See accompanying notes to the condensed consolidated financial statements.

`

SYNTHESIS ENERGY SYSTEMS, INC.

(A Development Stage Enterprise)

Condensed Consolidated Statements of Stockholders’ Equity
	Common Stock				Additional Paid-in Capital		Deficit Accumulated During the Development Stage	Other Comprehensive Income	Total
	Shares		Common Stock
Balance at November 4, 2003 (inception)	100,000,000	(1)	$ -		$ -		$ -	$ -	$ -
Net loss for the period November 4, 2003 to June 30, 2004	-		-		-		(440)	-	(440)
Balance at June 30, 2004	100,000,000		-		-		(440)	-	(440)
Shares forfeited in merger	(94,000,000)	(2)	-		-		-	-	-
Shares issued in merger	21,000,000	(2)	-		-		-	-	-
Net loss for the year	-		-		-		(357,913)	-	(357,913)
Investor contributions	-		264,190	(2)	235,810		-	-	500,000
Conversion of debt to equity	-		5,810	(2)	5,190		-	-	11,000
Net proceeds from private placement offering	1,030,000		10,300		2,473,810		-	-	2,484,110
Balance at June 30, 2005	28,030,000		280,300		2,714,810		(358,353)	$ -	2,636,757
Net loss for the year	-		-		-		(5,182,376)	-	(5,182,376)
Currency translation adjustment
Net proceeds from private placement offering	970,000		9,700		2,378,290		-	-	2,387,990
Stock-based compensation	-		-		3,042,979		-	-	3,042,979
Adjustment related to return of shares	(4,352,500)		(43,525)		43,525		-	-	-
Balance at June 30, 2006	24,647,500		246,475		8,179,604		(5,540,729)	-	2,885,350
Net loss for the year	-		-		-		(13,142,433)	-	(13,142,433)
Currency translation adjustment	-		-		-		-	175,224	175,224
Net proceeds from private placement offering	3,345,715		33,457		16,126,343		-		16,159,800
Stock-based compensation	-		-		6,607,537		-	-	6,607,537
Shares issued for amended GTI license	190,500		1,905		1,374,457		-	-	1,376,362
Shares issued upon UCF option exercise	2,000,000		20,000		4,980,000		-	-	5,000,000
Restricted stock grants to employees	3,900		39		32,986		-	-	33,025
Balance at June 30, 2007	30,187,615		301,876		37,300,927		(18,683,162)	175,224	19,094,865
Net loss for the nine months ended March 31, 2008 (unaudited)	-		-		-		(15,531,726)	-	(15,531,726)
Currency translation adjustment (unaudited)	-		-		-		-	1,023,445	1,023,445
Stock-based compensation (unaudited)	-		-		3,840,417		-	-	3,840,417
Shares issued for GTI reservation use fee (unaudited)	278,000		2,780		2,497,220		-	-	2,500,000
Shares issued in public offering (unaudited)	5,951,406		59,514		49,142,776	(3)	-	-	49,202,290
Restricted stock grants to employees (unaudited)	1,900		19		19,254		-	-	19,273
Balance at March 31, 2008 (unaudited)	36,418,921		$ 364,189		$ 92,800,594		$ (34,214,888)	$ 1,198,669	$ 60,148,564

(1)  Represents the original issuance of shares by the founder of Tamborine, a shell company without any operations.  The founders assumed the shell had no value upon creation and issued shares without cash consideration.

(2)  Merger related transactions.

(3)  Represents net proceeds of $49,357,588, less $142,848 in offering costs paid prior to June 30, 2007 that had been deferred in debt financing costs, and an accrual of $12,450 made at March 31, 2008.

See accompanying notes to the condensed consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.

(A Development Stage Enterprise)

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Summary of Significant Accounting Policies

(a) Organization and description of business

Synthesis Energy Systems, Inc. (“SES” or “the Company”) is a development stage enterprise.  We build, own and operate coal gasification plants that utilize our proprietary U-GAS® fluidized bed gasification technology to convert low rank coal and coal wastes into higher value energy products, such as transportation fuels.  The Company’s headquarters are located in Houston, Texas.

(b) Basis of presentation and principles of consolidation

The condensed consolidated financial statements for the periods presented are unaudited and reflect all adjustments, consisting of normal recurring items, which management considers necessary for a fair presentation.  Operating results for the three and nine months ended March 31, 2008 are not necessarily indicative of results to be expected for the fiscal year ending June 30, 2008.

The condensed consolidated financial statements include the accounts of wholly-owned and majority-owned controlled subsidiaries.  Minority interest in consolidated subsidiaries in the condensed consolidated balance sheets principally represent minority stockholders’ proportionate share of the equity in such subsidiaries.  Minority interest in consolidated subsidiaries is adjusted each period to reflect the allocation of income to, or the absorption of losses by, the minority stockholders on majority-owned, controlled investments where the minority stockholders are obligated to fund the balance of their share of these losses.

The condensed consolidated financial statements are in U.S. dollars and include SES and all of its wholly-owned and majority-owned controlled subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto reported in the Company’s Form 10-KSB for the year ended June 30, 2007.  The condensed consolidated financial statements have been prepared in accordance with the rules of the United States Securities and Exchange Commission (“SEC”) for interim financial statements and do not include all annual disclosures required by generally accepted accounting principles in the United States.  Certain reclassifications have been made in prior period financial statements to conform to current period presentation.  These reclassifications had no effect on net loss.

(c) Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the amounts reported in the financial statements and accompanying notes.  Management considers many factors in selecting appropriate operational and financial accounting policies and controls and in developing the assumptions that are used in the preparation of these financial statements.  Management must apply significant judgment in this process.  Among the factors, but not fully inclusive of all factors, that may be considered by management in these processes are:  the range of accounting policies permitted by accounting principles generally accepted in the United States; management’s understanding of the Company’s business – both historical results and expected future results; the extent to which operational controls exist that provide high degrees of assurance that all desired information to assist in the estimation is available and reliable or whether there is greater uncertainty in the information that is available upon which to base the estimate; expectations of the future performance of the economy, both domestically and globally, within various areas that serve the Company’s principal customers and suppliers of goods and services; expected rates of

SYNTHESIS ENERGY SYSTEMS, INC.

(A Development Stage Enterprise)

Notes to the Condensed Consolidated Financial Statements – (continued)

(Unaudited)

exchange, sensitivity and volatility associated with the assumptions used in developing estimates; and whether historical trends are expected to be representative of future trends.  The estimation process often times may yield a range of potentially reasonable estimates of the ultimate future outcomes, and management must select an amount that lies within that range of reasonable estimates based upon the quantity, quality and risks associated with the variability that might be expected from the future outcome and the factors considered in developing the estimate.  This estimation process may result in the selection of estimates which could be viewed as conservative or aggressive by others.  Management attempts to use its business and financial accounting judgment in selecting the most appropriate estimate, however, actual amounts could and will differ from those estimates.

(d) Cash and cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.  Cash equivalents are carried at cost, which approximates market value.

(e) Inventories

Inventories are stated at the lower of cost or market.  Cost is determined using the average cost method.  Inventories include raw materials and replacement parts for plant equipment.

(f) Fair value of financial instruments

The carrying value of the Company’s financial instruments including cash and cash equivalents, accounts receivable and payables approximates their fair values.

(g) Restricted cash

Restricted cash consists of cash and cash equivalents that are to be used for a specific purpose.  The Company has one restricted cash account as of March 31, 2008, which is a $328,900 investment in a long-term certificate of deposit which is pledged as collateral for a letter of credit issued related to the lease agreement for its new corporate office in Houston, Texas.  The certificate of deposit is included in non-current assets in the Company’s balance sheet at March 31, 2008 and classified as an investing activity in the statement of cash flows for the nine months ended March 31, 2008.

Additionally, the Company had construction loan proceeds which were restricted for use to pay for construction and equipment costs of the Hai Hua plant.  The amounts of such proceeds was excluded from cash and cash equivalents in the Company’s balance sheets and statements of cash flows and were included in non-current assets and classified as an investing activity on the statements of cash flows.  As of March 31, 2008, the Company no longer had any cash restricted for use on the Hai Hua plant.

(h) Property, plant and equipment

Property, plant and equipment are stated at cost, net of accumulated depreciation.  Depreciation is computed by using the straight-line method based on the estimated useful lives of the various classes of property.  Estimates of useful lives are based upon a variety of factors including durability of the asset, the amount of usage that is expected from the asset, the rate of technological change and the Company’s business plans for the asset.  Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset. Should the Company change its plans with respect to the use and productivity of property, plant and equipment, it may require a change in the useful life of the asset or incur a charge to reflect the difference between the carrying value of the asset and the

SYNTHESIS ENERGY SYSTEMS, INC.

(A Development Stage Enterprise)

Notes to the Condensed Consolidated Financial Statements – (continued)

(Unaudited)

proceeds expected to be realized upon the asset’s sale or abandonment.  Depreciation expense related to production is included in cost of goods sold in the Company’s statements of operations.  All other depreciation is included in general and administrative expenses.  Expenditures for maintenance and repairs are expensed as incurred and significant major improvements are capitalized.

(i) Impairment of long-lived assets

The Company evaluates fixed assets for impairment, in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” if an event or circumstance occurs that triggers an impairment test.  Substantial judgment is necessary in the determination as to whether an event or circumstance has occurred that may trigger an impairment analysis and in the determination of the related cash flows from the asset.  Estimating cash flows related to long-lived assets is a difficult and subjective process that applies historical experience and future business expectations to revenues and related operating costs of assets. Should impairment appear to be necessary, subjective judgment must be applied to estimate the fair value of the asset, for which there may be no ready market, which oftentimes results in the use of discounted cash flow analysis and judgmental selection of discount rates to be used in the discounting process.  If the Company determines an asset has been impaired based on the projected undiscounted cash flows of the related asset or the business unit, and if the cash flow analysis indicates that the carrying amount of an asset exceeds related undiscounted cash flows, the carrying value is reduced to the estimated fair value of the asset or the present value of the expected future cash flows.

(j) Intangible assets

Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with FASB Statement No. 144.

(k) Provision for income taxes

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

(l) Revenue recognition

Revenue is recognized when the following elements are satisfied: (i) there are no uncertainties regarding customer acceptance; (ii) there is persuasive evidence that an agreement exists; (iii) delivery has occurred; (iv) the sales price is fixed or determinable; and (v) collectability is reasonably assured.

The Company recognizes revenue from joint development activities when contract deliverables are completed.  Proceeds received prior to the completion of contractual obligations are deferred with revenue recognized upon the Company’s completion of its obligations specified under the contract.  Deferred revenue is included in accrued expenses and other payables in the consolidated balance sheets.

SYNTHESIS ENERGY SYSTEMS, INC.

(A Development Stage Enterprise)

Notes to the Condensed Consolidated Financial Statements – (continued)

(Unaudited)

(m) Debt issuance costs

The Company capitalizes direct costs incurred to issue debt or modify debt agreements.  These costs are deferred and amortized to interest expense over the term of the related debt agreement.

(n) Construction-in-progress

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

(o) Land use rights

Prepayments for land use rights are amortized on a straight-line basis over the term of the leases.

(p) Foreign currency translation

Assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at period-end rates of exchange, and income and expenses are translated at average exchange rates during the period. For the periods presented, adjustments resulting from translating financial statements into U.S. dollars are reported as cumulative translation adjustments and are shown as a separate component of other comprehensive income.  Gains and losses from foreign currency transactions are included in net loss.

(q) Research and development costs

Research and development costs are expensed as incurred.

(r) Stock-based compensation

The Company has a stock-based employee compensation plan under which stock-based awards have been granted. Stock-based compensation is accounted for in accordance with SFAS No. 123 (Revised), “Share-Based Payment” (“SFAS 123(R)”). The Company adopted SFAS 123(R) as of July 1, 2006. Before the adoption of SFAS 123(R), the Company applied Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations. The Company establishes fair values for its equity awards to determine its cost and recognizes the related expense over the appropriate vesting period. The Company recognizes expense for stock options and restricted stock.  The expense is recognized over the vesting period, which represents the period in which an employee is required to provide service in exchange for the award, or is recognized immediately if the award has immediate vesting.  See Note 5 for additional information related to stock-based compensation expense.

Note 2 - Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which established a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is required to adopt the provisions of SFAS 157, as applicable, as of July 1,

SYNTHESIS ENERGY SYSTEMS, INC.

(A Development Stage Enterprise)

Notes to the Condensed Consolidated Financial Statements – (continued)

(Unaudited)

2008. The Company is currently evaluating this standard but has not yet determined the impact, if any, that the adoption of SFAS 157 will have on the Company’s financial statements.

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

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements– an amendment to ARB No. 51” (“SFAS 160”). SFAS 160 requires non-controlling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with non-controlling interest holders. SFAS 160 is effective for periods beginning on or after December 15, 2008 and earlier adoption is prohibited and will be applied prospectively to all non-controlling interests, including any that arose before the effective date. The Company is currently evaluating this standard but has not yet determined the impact, if any, that the adoption of SFAS 160 will have on the Company’s financial statements.

Note 3 – Joint Ventures in China

Hai Hua Joint Venture

Joint venture contract and construction-in-progress

On July 6, 2006, one of the Company’s wholly-owned subsidiaries, Synthesis Energy Systems Investments, Inc. (“SES Investments”), entered into a cooperative joint venture contract with Shandong Hai Hua Coal & Chemical Company Ltd. (“Hai Hua”) which established Synthesis Energy Systems (Zaozhuang) New Gas Company Ltd. (the “HH Joint Venture”), a joint venture company that has the primary purposes of (i) developing, constructing and operating a synthesis gas (“syngas”)production plant utilizing the U-GAS® technology in Zaozhuang City, Shandong Province, China and (ii) producing and selling syngas and the various by-products of the plant, including ash and elemental sulphur.  The Company owns 95% of the HH Joint Venture and Hai Hua owns the remaining 5%.  In exchange for their respective ownership shares in the HH Joint Venture, SES Investments contributed $9.1 million in capital, and Hai Hua contributed $480,000 in capital.

If either of SES Investments or Hai Hua desires to invest in another coal gasification project within Zaozhuang City, the other company has a right to participate in up to 25% of the investment.  For the first 20 years after the date that the plant becomes operational (the “Operational Date”), 95% of all net profits of the HH Joint Venture will be distributed to SES Investments and 5% to Hai Hua.  After the initial 20 years, the profit distribution percentages will be changed, with SES Investments receiving 10% of the net profits of the HH Joint Venture and Hai Hua receiving 90%.  The contract has a term of 50 years, subject to earlier termination if the HH Joint Venture either files for bankruptcy or becomes insolvent or if the syngas purchase contract between the HH Joint Venture and Hai Hua (discussed in more detail below) is terminated.  Hai Hua has also agreed that the License Agreement is the sole property of SES Investments and its affiliated entities and that it will not compete with SES Investments, or its affiliated entities, with respect to fluidized bed gasification technology for the term of the HH Joint Venture.

SYNTHESIS ENERGY SYSTEMS, INC.

(A Development Stage Enterprise)

Notes to the Condensed Consolidated Financial Statements – (continued)

(Unaudited)

Governmental grant

During the nine months ended March 31, 2008, the HH Joint Venture received $555,807 from the Xuecheng district government related to the development of the plant within its economic zone.  These payments were recorded as a reduction in land use rights and other capitalized construction costs related to the plant.

Purchase of land use rights

During December 2006, the HH Joint Venture purchased 50-year land use rights from the Chinese government for the construction of the synthesis gas production plant.  The $886,439 cost to purchase these land use rights has been capitalized on the Company’s balance sheet as a long-term asset which is being charged to rental expense over the term of the lease.  A portion of these costs was offset with the governmental grant from the Xuecheng district government.

Syngas purchase and sale agreement

On October 22, 2006, the HH Joint Venture entered into a purchase and sale contract with Hai Hua pursuant to which Hai Hua will buy syngas meeting certain specifications from the HH Joint Venture at a specified contract amount.  The energy fee is a per normal cubic meters (“Ncum”) of syngas calculated by a formula which factors in the monthly averages of the prices of design base coal, coke, coke oven gas, power, steam and water, all of which are components used in the production of syngas. The capacity fee is paid based on the capacity of the plant to produce syngas, factoring in the number of hours (i) of production and (ii) of capability of production as compared to the guaranteed capacity of the plant, which for purposes of the contract is 22,000 Ncum per hour of net syngas.

The HH Joint Venture is contractually obligated to procure certain other necessary consumables for operation of the plant, and the HH Joint Venture obtains reimbursement for these costs through the payment of the energy fee.  If the HH Joint Venture produces more syngas than the capacity that Hai Hua is required to purchase under the contract, Hai Hua has a right of first refusal to purchase such excess amount.  The agreement terminates 20 years from the date the plant became operational.

Long-term bank loan

On March 22, 2007, the HH Joint Venture entered into a seven-year loan agreement and received $12.6 million of loan proceeds pursuant to the terms of a Fixed Asset Loan Contract with the Industrial and Commercial Bank of China (“ICBC”) to complete the project financing of the HH Joint Venture.  Key terms of the Fixed Asset Loan Contract with ICBC are as follows:

•

Term of the loan is seven years from the commencement date (March 22, 2007) of the loan;

•

Interest for the first year is 7.11% to be adjusted annually based upon the standard rate announced each year by the People’s Bank of China. As of March 31, 2008, the applicable interest rate was 7.83%.  Interest is payable monthly on the 20th day of each month;

•

Principal payments of $1.1 million are due in March and September of each year beginning on September 22, 2008 and ending on March 21, 2014;

•

Hai Hua is the guarantor of the entire loan;

•

The assets of the HH Joint Venture are pledged as collateral for the loan;

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

Additionally, in March and October 2007 and March 2008, the HH Joint Venture entered into loan agreements with SES Investments.  As of March 31, 2008, $12.4 million was outstanding related to these loans.  The SES loans bear interest per annum at a rate of 6% and are due and payable on March 20, 2016, October 18, 2016 and March 3, 2017, respectively.  In addition, the SES loans are unsecured and are subordinated to the above described ICBC loan and any other subsequent ICBC loans.  The HH Joint Venture may not prepay the SES loans until the ICBC loan is either paid in full or is fully replaced by another loan.  Proceeds of the SES loans may only be used for the purpose of developing, constructing, owning, operating and managing the Hai Hua plant.

Restricted cash

As of June 30, 2007 the HH Joint Venture had $11.1 million of cash on deposit at ICBC from the cash proceeds of the ICBC loan which was spent during the nine months ended March 31, 2008 to complete plant construction and pay for equipment costs.  As of March 31, 2008, no loan proceeds remained.

Golden Concord Joint Venture

In June 2007, SES Investments entered into a co-operative joint venture contract with Inner Mongolia Golden Concord (Xilinhot) Energy Investment Co., Ltd. (“Golden Concord”) for the purpose of establishing SES – GCL (Inner Mongolia) Coal Chemical Co., Ltd. (the “GC Joint Venture”).  The contract was assigned by Golden Concord’s parent to another of its subsidiaries in September 2007, which resulted in the GC Joint Venture being re-registered as a wholly foreign-owned enterprise under Chinese law.  The GC Joint Venture was established for the primary purposes of (i) developing, constructing and operating a coal gasification, methanol and DME production plant utilizing U-GAS® technology in the Xilinguole Economic and Technology Development Zone, Inner Mongolia Autonomous Region, China and (ii) producing and selling methanol, DME and the various by-products of the plant, including fly ash, sulphur, hydrogen, xenon and argon. In exchange for their respective ownership shares in the GC Joint Venture, SES Investments agreed to contribute $16.3 million in cash, and Golden Concord agreed to contribute $16.0 million in cash.

The current estimate of total required capital for the GC Joint Venture is approximately $110.0 to $130.0 million, including the $32.3 million in cash to be contributed by SES Investments and Golden Concord.  We are currently working with Golden Concord on financing alternatives for the project.  SES Investments and Golden Concord have each agreed to guarantee any such project debt incurred by the GC Joint Venture, with SES Investments required to guarantee no less than 55% and no more than 60% of its debt, based on the percentage of the debt which relates to the gasification processes of the plant, and Golden Concord is required to guarantee the remainder. Each party is subject to penalties under the GC Joint Venture contract if it is unable to perform its guarantee obligations.  No guarantees have been extended as of March 31, 2008.

As of March 31, 2008, the Company had funded a total of $3.3 million of its equity contributions and Golden Concord had funded an additional $3.1 million of its equity contribution.  The Company is

SYNTHESIS ENERGY SYSTEMS, INC.

(A Development Stage Enterprise)

Notes to the Condensed Consolidated Financial Statements – (continued)

(Unaudited)

also required to fund $13.0 million, representing the remainder of its equity contribution, no later than September 3, 2009.

Purchase of land use rights

The GC Joint Venture purchased 50-year land use rights from the Chinese government for the construction of a synthesis gas production plant.  The $833,255 cost to purchase these land use rights has been capitalized on the Company’s balance sheet as a long-term asset which is being charged to rental expense over the term of the lease.

Note 4 – Development Agreements

Consol Energy

In September 2007, the Company entered into an agreement with CONSOL Energy Inc. (“CONSOL”) to investigate the development of coal-based gasification facilities in the northeast United States and to investigate the feasibility of developing synthetic natural gas (“SNG”) and synthetic gasoline facilities to meet the demand for clean, affordable energy. Under the agreement, the Company and CONSOL will perform engineering, environmental and marketing activities to analyze the feasibility of projects that would use coal gasification technology to convert coal from preparation plant tailings provided by CONSOL’s eastern coal mining complexes into products including methanol, mixed alcohols, ammonia, SNG and synthetic gasoline. The projects will initially be focused geographically within Ohio, Pennsylvania and West Virginia. The agreement also requires completion of a successful project feasibility study and further negotiation of a definitive agreement by both parties before any projects will be undertaken.

Preliminary feasibility, coal characterization and engineering studies were successfully completed in April 2008.  See Note 12 for additional information related to activities with CONSOL.

Multinational Chemical Company

In November 2007, the Company entered into a project development agreement with a major multinational chemical company to perform feasibility studies and devise plans for the potential development of a coal-to-methanol gasification plant in China. The planned plant would support the chemical company’s facilities in the People’s Republic of China. The planned plant would use the U-GAS® technology to convert coal reserves into syngas and to further refine the syngas into methanol. The capacity of this plant is intended to be similar in size to the Company’s Golden Concord project as discussed in Note 3 herein. The agreement covers a number of project development phases. During phase one, feasibility studies will be conducted to identify the optimum site for the construction of the proposed plant in order to ensure adequate coal supply, coal and methanol transport costs and the permitting process. Subject to a successful plant-site designation, additional scoping work will be conducted that will include further definition of project design, schedules and costs. The agreement requires the successful completion of these project development phases, at which point further negotiation of a definitive agreement by both parties would be undertaken before initiating any projects. Either the Company or the chemical company may terminate the agreement prior to the completion of the feasibility and other studies related to the proposed plant.

SYNTHESIS ENERGY SYSTEMS, INC.

(A Development Stage Enterprise)

Notes to the Condensed Consolidated Financial Statements – (continued)

(Unaudited)

Joint Development Agreement with AEI

On July 10, 2007, the Company entered into a joint development agreement with AEI pursuant to which the Company and AEI will seek to identify and jointly develop, finance and operate various projects involving the conversion of coal and biomass mixtures into syngas utilizing the U-GAS® technology (or other alternative technology). The agreement covers all projects in emerging markets, which includes markets other than North America, certain countries in the European Union, Japan, Australia and New Zealand. The Company’s current projects with Hai Hua and Golden Concord, and any future expansions of those projects, are specifically excluded from this agreement.

Note 5 – Accounting for Stock-Based Compensation

In May 2007, the Company’s board of directors approved an increase in the number of shares reserved for issuance under the Company’s 2005 Incentive Plan, as amended and restated, to 8,000,000 shares, and stockholder approval was obtained at the Annual Meeting of Stockholders on December 20, 2007.

Our stock incentive plan provides for the granting of stock options (both incentive stock options and nonqualified stock options), stock appreciation rights, restricted stock units and other stock-based awards to officers, directors and employees of the Company. Grants of stock options made to date under this plan vest over periods up to five years after the date of grant and expire no more than 10 years after grant.

There have been no significant changes in methods or assumptions used to measure share-based awards or any significant grants, exercises or forfeitures during the three months ended March 31, 2008.

As of March 31, 2008, $8.5 million of estimated expense with respect to non-vested stock-based awards has yet to be recognized.

Note 6 - Property, Plant and Equipment

During the three months ended March 31, 2008, the Company placed the HH Joint Venture plant into service and as a result transferred $36.3 million from construction-in-progress to property, plant and equipment.

SYNTHESIS ENERGY SYSTEMS, INC.

(A Development Stage Enterprise)

Notes to the Condensed Consolidated Financial Statements – (continued)

(Unaudited)

As of March 31, 2008, property, plant and equipment consisted of the following:

	March 31, 2008	June 30, 2007	Estimated Useful Lives (Years)
Machinery and equipment	$ 28,982,557	$ -	15
Buildings	6,731,457	-	30
Leasehold improvements	122,316	50,679	Lease term
Furniture and fixtures	251,137	66,168	3 to 5
Office equipment	498,590	161,662	3
Computer software	249,035	76,724	1 to 4
Motor vehicle	104,665	36,662	5
	36,939,757	391,895
Less: Accumulated depreciation	(379,845)	(60,485)
Total property, plant and equipment, net	$ 36,559,912	$ 331,410

Depreciation expense was $318,719 and $34,247 for the nine months ended March 31, 2008 and 2007, respectively. Depreciation expense of $178,505 related to the Hai Hua plant is included in cost of goods sold in the Company’s statements of operations for the three and nine months ended March 31, 2008.

Note 7 - Income Taxes

Income taxes are recorded utilizing an asset and liability approach.  This method gives consideration to the future tax consequences associated with the differences between the financial accounting basis and tax basis of the assets and liabilities and the ultimate realization of any deferred tax asset resulting from such differences.

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This new standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition rules.  The Company adopted the provisions of FIN No. 48 on July 1, 2007.

The provisions of FIN No. 48 have been applied to all of our material tax positions taken through the date of adoption and during the interim quarterly period ended March 31, 2008. We have determined that all of our material tax positions taken in our income tax returns and the positions we expect to take in our future income tax filings meet the more likely-than-not recognition threshold prescribed by FIN No. 48. In addition, we also believe that none of these tax positions meet the definition of “uncertain tax positions” that are subject to the non-recognition criteria set forth in the new pronouncement.  To date, the adoption of FIN No. 48 has had no impact on our financial position, results of operations or cash flows.

SYNTHESIS ENERGY SYSTEMS, INC.

(A Development Stage Enterprise)

Notes to the Condensed Consolidated Financial Statements – (continued)

(Unaudited)

Our federal consolidated income tax returns have not been audited by the Internal Revenue Service.  We have not been notified of any pending federal, state or international income tax audits, and we are not aware of any income tax controversies that are likely to occur with any taxing authority. We have also not entered into any agreements with any taxing authorities to extend the period of time in which they may assert or assess additional income tax, penalties or interest. However, because we are presently in a net operating loss (“NOL”) carryforward position and have been since our inception, under the applicable Internal Revenue Service guidelines, in the event of an audit, our available federal NOL carryforward amount is subject to adjustment until the normal three year federal statute of limitations closes for the year in which the NOL is fully utilized.

As discussed above, we have not previously recorded a liability for international, federal or state income taxes, and, therefore, we have not been subject to any penalties or interest expense related to any income tax liabilities. In future reporting periods, if any interest or penalties are imposed in connection with an income tax liability, we expect to include them in the our income tax provision.

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

Note 8 - Net Loss per Share Data

Historical net loss per common share is computed using the weighted average number of common shares outstanding. Basic loss per share excludes dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period.  Stock options are the only potential dilutive share equivalents the Company has outstanding for the periods presented.  No shares related to options were included in diluted loss per share for the three and nine months ended March 31, 2008 and 2007 and the period from November 4, 2003 (inception) to March 31, 2008 as their effect would have been antidilutive as the Company incurred net losses during those periods.

Note 9 – Stockholders’ Equity

NASDAQ listing

On November 2, 2007, the Company’s common stock began trading on the NASDAQ Capital Market under the symbol “SYMX.”

Public offering

On November 8, 2007, the Company received $49.2 million in net proceeds from a public offering in which the Company sold 5,951,406 shares of its common stock at $9.00 per share.  Gross proceeds from this offering were $53.6 million.  In the offering and in connection with entering into the joint development agreement, as described in Note 4 above, AEI purchased 1,750,000 shares of the Company’s stock at $9.00 per share.

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

During the three months ended March 31, 2008, the Company used a portion of its reserved time at GTI’s facility and recorded $1,250,000 of the reservation and use fee to technical development expense in the Company’s statement of operations.   As of March 31, 2008, the remaining $1,250,000 of the reservation and use fee is included in prepaid expenses and other current assets in the consolidated balance sheets.

Note 10 – Related Party Transaction

In November 2007, the Company paid an invoice for $940,040 on behalf of Union Charter Financial, a 5% or greater stockholder (“UCF”).  The Company had agreed to reimburse UCF’s expenses, subject to the successful completion of the public offering described in Note 9 above.  Accordingly, the payment was accounted for as an offering cost in connection with the public offering.

Note 11 - Commitments and Contingencies

Lease agreement and letter of credit

On January 14, 2008, the Company entered into a 63 month lease agreement, with a 60 month optional renewal, for its new corporate office in Houston, Texas.  The lease commenced on March 27, 2008 with rental payments of $20,308 per month for the first year and escalating thereafter annually.  The obligations of the Company under the lease are secured by a letter of credit for $328,900, which will be paid to the landlord if the Company commits any default under the lease which is not cured.  The letter of credit remains in place until the third anniversary of the lease, but is reduced to $219,266 after the second anniversary of the lease.

Note 12 – Subsequent Events

Potential NASDAQ delisting

On February 20, 2008, the Company received a NASDAQ Staff Determination indicating that the Company failed to comply with the continued listing requirements set forth in Marketplace Rule 4310(c)(14) by failing to timely file its quarterly report on Form 10-QSB and, therefore, the Company’s common stock was subject to delisting from The NASDAQ Capital Market.  The Company filed its quarterly report on Form 10-QSB for the quarter ended December 31, 2007 on April 2, 2008 and as a

SYNTHESIS ENERGY SYSTEMS, INC.

(A Development Stage Enterprise)

Notes to the Condensed Consolidated Financial Statements – (continued)

(Unaudited)

result received notification from The NASDAQ Capital Market that the Company is again in compliance with the continued listing requirements of The NASDAQ Capital Market.

CONSOL Development Agreement

The Company and CONSOL successfully completed preliminary feasibility, coal characterization and initial engineering studies in April 2008 as required by the original development agreement described in Note 4 above.  The initial feasibility effort included identifying and securing an option for a site near one of CONSOL’s West Virginia mines and completing pilot plant testing of the mine’s coal that will be used as the feedstock in the project’s gasification process.

Prior to commencing construction of the plant, the Company and CONSOL must complete the front-end engineering design package for the project and negotiate a definitive joint venture agreement.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

We build, own and operate coal gasification plants that utilize our proprietary U-GAS® fluidized bed gasification technology to convert low rank coal and coal wastes into higher value energy products, such as transportation fuels.  We believe that we have several advantages over commercially available competing technologies, such as entrained flow and fixed bed, including our ability to use all ranks of coals (including low rank, high ash and high moisture coals), many coal waste products and biomass feed stocks, which provide greater fuel flexibility and are significantly cheaper than higher grade coals, and our ability to operate efficiently on a smaller scale, which enables us to construct plants more quickly, at a lower capital cost and in many cases closer proximity to coal sources.

Our principal business activities are currently focused in China and the United States, areas which are estimated by the U.S. Department of Energy to represent a combined 40% of total global coal reserves.  Our first commercial scale coal gasification plant is located in Shandong Province, China and has been in operation since January 2008.  We have a second plant under construction in the Inner Mongolia Autonomous Region of China and have plants under development in Henan Province, China and in West Virginia.

The target size of our plants is 100 MW (equivalent) to 400 MW (equivalent) costing from approximately $100 million to several hundred million dollars to build. Our gasification plants can produce synthesis gas, or syngas, a mixture of hydrogen, carbon monoxide and other products.  Depending on local market need and fuel sources, syngas can in turn be used to produce methanol, dimethyl ether, or DME, synthetic natural gas, or SNG, ammonia, synthetic gasoline, steam, power and other products (e.g., sulfur, carbon dioxide or ash).

Our business strategy includes the following elements:

•

Execute on projects currently under development.  We intend to leverage our success to date at Hai Hua in our ongoing business development efforts.  Our projects under development are also expected to have a significant impact on our business development efforts and financial results once they are completed and producing.  We believe that our Golden Concord project, and, if approved, our YIMA and CONSOL projects, will demonstrate our ability to expand into increasingly larger projects and new product markets, which we believe will lead to additional future projects.

•

Leverage our relationships with our strategic partners for project development.  China is presently our primary market, where our efforts have been focused primarily on facilities producing syngas, methanol and DME.  We have also focused on expanding our relationship with our current partners, and developing new relationships with strategic partners in the key coal-to-chemicals regions of China.  We are also working with partners that control coal and coal waste resources to develop projects in the United States that focus on methanol, ammonia, SNG and synthetic gasoline markets.

•

Concentrate our efforts on opportunities where our U-GAS® technology provides us with a clear competitive advantage.  We believe that we have the greatest competitive advantage using our U-GAS® technology in situations where there is a ready source of low rank, low cost coal or coal waste to utilize as fuel and the project scale is in our target size of up to 400 MW (equivalent).

—

Continue to develop and improve U-GAS® technology.  We are continually seeking to improve the overall plant availability, plant efficiency rates and fuel handling capabilities of U-GAS® gasification technology.

—

Investigate acquisition opportunities.  As our business continues to develop, we plan to evaluate acquisition opportunities, including coal mines or existing plants or facilities.

Results of Operations

We are in our development stage and therefore have had limited operations.  We generated our first revenues of $39,879 during the three months ended March 31, 2008.   We have sustained net losses of $34.2 million from November 4, 2003, the date of our inception, to March 31, 2008.  We have primarily financed our operations to date through private placements and a public offering of our common stock.  As discussed in “Liquidity and Capital Resources” below, we will need to raise additional capital through equity and debt financing for any new projects that we develop and to support possible expansion of our existing operations.  In particular, we may attempt to secure non-recourse debt financing in order to construct additional plants.  Such financing may be used on a project basis to reduce the amount of equity capital required to complete the project.

Three and Nine Months Ended March 31, 2007 Compared to Three and Nine Months Ended March 31, 2008

Revenue and cost of goods sold

We had no revenue in the three and nine months ended March 31, 2007 compared to $39,879 in the three and nine months ended March 31, 2008.  Revenue in the three and nine months ended March 31, 2008 was predominately from the sale of syngas produced at the Hai Hua joint venture plant in China.

There were no cost of goods sold for the three and nine months ended March 31, 2007 compared to $376,033 for the three and nine months ended March 31, 2008.  The $376,033 in cost of goods sold primarily includes materials, direct labor costs and plant depreciation expense.

General and administrative expenses

General and administrative expenses increased 221.3% from $1.2 million for the three months ended March 31, 2007 to $3.9 million for the three months ended March 31, 2008.  The increase was primarily due to an increase in salaries and incentive wages as a result of increased staffing levels, and to a lesser extent, an increase in investor relations expense, outside consulting and accounting fees incurred in connection with Sarbanes-Oxley Act compliance requirements and legal fees.

General and administrative expenses increased 194.7% from $3.0 million for the nine months ended March 31, 2007 to $8.8 million for the nine months ended March 31, 2008.  The increase of $5.8 million was primarily due to an increase in salaries and incentive wages as a result of increased staffing levels, and to a lesser extent, an increase in travel expenses associated with activities in China, investor relations expenses, outside consulting and accounting fees incurred in connection with Sarbanes-Oxley Act compliance requirements and legal fees.

Stock-based compensation

  Stock-based compensation increased 25.8% from $1.3 million for the three months ended March 31, 2007 to $1.7 million for the three months ended March 31, 2008.  The increase was due to non-cash compensation expense related to stock option awards.

Stock-based compensation decreased 23.9% from $5.1 million for the nine months ended March 31, 2007 to $3.9 million for the nine months ended March 31, 2008.  The decrease was due to the full vesting of options granted to certain members of senior management in prior periods.

Project and technical development expenses

Project and technical development expenses increased 435.8% from $0.3 million for the three months ended March 31, 2007 to $1.7 million for the three months ended March 31, 2008.  The increase was primarily due to increased expenditures in connection with the joint development agreement with CONSOL Energy, Inc. (“CONSOL”) and the expense associated with the GTI facility reservation and use fee for calendar year 2008.

Project and technical development expenses increased 178.9% from $1.0 million for the nine months ended March 31, 2007 to $2.9 million for the nine months ended March 31, 2008.  The increase was primarily due to increased expenditures related to our projects with CONSOL, Hai Hua and Golden Concord and expenses associated with the GTI facility reservation and use fee for calendar year 2008.

Interest income

Interest income was $0.1 million for both the three months ended March 31, 2007 and March 31, 2008.

Interest income decreased from $0.4 million for the nine months ended March 31, 2007 to $0.2 million for the nine months ended March 31, 2008.  The decrease was primarily due to lower effective interest rates.

Interest expense

There was no interest expense recorded in the three and nine months ended March 31, 2007 compared to $0.1 million recorded in the three and nine months ended March 31, 2008.  Prior to the Hai Hua plant being placed into service, interest expense related to the HH Joint Venture’s outstanding loan with the Industrial and Commercial Bank of China (“ICBC”) was capitalized.  The Hai Hua plant was placed into service during the three months ended March 31, 2008.  Interest on the ICBC loan is expensed from that point forward.

Net loss

Net loss for the three months ended March 31, 2007 was $2.7 million, or $0.10 per share, compared to a net loss of $7.4 million, or $0.20 per share, for the three months ended March 31, 2008.  Net loss for the nine months ended March 31, 2007 was $8.7 million, or $0.32 per share compared to a net loss of $15.5 million, or $0.46 per share, for the nine months ended March 31, 2008.

Liquidity and Capital Resources

We are a development stage company and have financed our operations to date through private placements of our common stock in 2005 and 2006 and a public offering in November 2007.  In May 2005, we issued 2,000,000 shares of common stock in a private placement for net proceeds of $4.9 million. In August 2006, we issued 3,345,715 shares of common stock in a private placement for net proceeds of $16.2 million.  In addition, in November 2007, we received net proceeds of $49.2 million from a public offering of 5,951,406 shares of our common stock at a price to the public of $9.00 per share. We have used the proceeds of these offerings for the development of our joint ventures in China and to pay other development expenses and general and administrative expenses.  In addition, we have entered into a loan agreement to fund certain of the expenses of the HH Joint Venture.  The following summarizes the uses of equity capital and debt as of March 31, 2008 with respect to our projects.

Hai Hua Joint Venture

For our first project, Synthesis Energy Systems Investments, Inc. (“SES Investments”), a wholly-owned subsidiary of Synthesis Energy Holdings, Inc., is party to a joint venture with Shandong Hai Hua Coal & Chemical Company Ltd. (“Hai Hua”).  Synthesis Energy Systems (Zaozhuang) New Gas Company Ltd. (“HH Joint Venture”) has the primary purposes of (i) developing, constructing and operating a syngas production plant utilizing U-GAS® technology in Zaozhuang City, Shandong Province, China designed to produce approximately 28,000 standard cubic meters per hour of gross syngas and (ii) producing and selling syngas and the various by-products of the plant, including ash, elemental sulphur, hydrogen and argon.  Hai Hua, an independent producer of coke and coke oven gas, owns a subsidiary engaged in methanol production, which processes its coal in its own coal washery prior to using such coal in its coke ovens.  In exchange for their respective ownership shares in the HH Joint Venture, SES Investments contributed $9.1 million in equity capital, and Hai Hua contributed $480,000 in equity capital.

On March 22, 2007, the HH Joint Venture entered into a seven-year loan agreement and received $12.6 million of loan proceeds pursuant to the terms of a Fixed Asset Loan Contract with the ICBC to complete the project financing for the Joint Venture.  Key terms of the Fixed Asset Loan Contract with ICBC are as follows:

•

Term of the loan is seven years from the commencement date (March 22, 2007) of the loan;

•

Interest for the first year is 7.11% to be adjusted annually based upon the standard rate announced each year by the People’s Bank of China.  As of March 31, 2008, the applicable interest rate was 7.83%.  Interest is payable monthly on the 20th day of each month;

•

Principal payments of approximately $1.1 million are due in March and September of each year beginning on September 22, 2008 and ending on March 21, 2014;

•

Hai Hua is the guarantor of the entire loan;

•

The assets of the HH Joint Venture are pledged as collateral for the loan;

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

Additionally, in March and October 2007, the HH Joint Venture entered into loan agreements with SES Investments.  As of December 31, 2007, $12.4 million was outstanding related to these loans.  The SES loans bear interest per annum at a rate of 6% and are due and payable on March 20, 2016 and October 18, 2016 and March 3, 2017, respectively.  In addition, the SES loans are unsecured and are subordinated to the above described ICBC loan, and any other subsequent ICBC loans.  The HH Joint Venture may not prepay the SES loans until the ICBC loan is either paid in full or is fully replaced by another loan.  Proceeds of the SES loans may only be used for the purpose of developing, constructing, owning, operating and managing the Hai Hua plant.

As of March 31, 2008, the HH Joint Venture had spent all of the remaining restricted cash from the proceeds of the ICBC loan on construction and equipment costs of the plant.

Construction of the plant is substantially complete and we have capitalized a total of $36.3 million to property, plant and equipment.  The increase in cost from our previous estimate of $29.0 million was primarily due to (i) several design improvements, (ii) changes in exchange rates between the U.S. dollar and the Chinese Renminbi Yuan, (iii) increases in material costs and (iv) equipment redundancies built in our plant processes.  The plant produced its first syngas in December 2007 and initial syngas sales commenced in February 2008.

Golden Concord Joint Venture

We are a party to a joint venture with Inner Mongolia Golden Concord (Xilinhot) Energy Investment Co., Ltd., or Golden Concord.  SES — GCL (Inner Mongolia) Coal Chemical Co., Ltd., or the GC Joint Venture was established for the primary purposes of (i) developing, constructing and operating a coal gasification, methanol and DME production plant utilizing U-GAS® technology in the Xilinguole Economic and Technology Development Zone, Inner Mongolia Autonomous Region, China and (ii) producing and selling methanol, DME and the various byproducts of the plant, including fly ash, steam, sulphur, hydrogen, xenon and argon.  In exchange for their respective ownership shares in the GC Joint Venture, SES Investments agreed to contribute $16.3 million in cash, and Golden Concord agreed to contribute $16.0 million in cash.

The current estimate of total required capital of the GC Joint Venture is approximately $110.0 to $130.0 million, including the $32.0 million in cash to be contributed by SES Investments and Golden Concord.  The remaining capital is expected to be provided by project debt to be obtained by the GC Joint Venture.  SES Investments and Golden Concord have each agreed to guarantee any such project debt incurred by the GC Joint Venture, with SES Investments required to guarantee no less than 55% and no more than 60% of its debt, based on the percentage of the debt which relates to the gasification processes of the plant, and Golden Concord is required to guarantee the remainder.  Each party is subject to penalties under the GC Joint Venture contract if they are unable to perform their guarantee obligations.  We are continuing to work with Golden Concord on financing alternatives for the project.

As of March 31, 2008, we had funded a total of $3.3 million of our equity contribution and Golden Concord had contributed $3.1 million of their equity contribution. We are also required to fund $13.0 million, representing the remainder of our equity contribution, no later than September 3, 2009.

CONSOL Energy Joint Venture

In September 2007, we entered into a Joint Development Agreement with CONSOL to investigate the development of coal-based gasification facilities to produce liquid fuel, chemical feedstocks and/or substitute natural gas.  Under the agreement, we and CONSOL agreed to perform engineering, environmental and marketing activities to analyze the feasibility of projects that would use coal gasification technology to convert coal from preparation plant tailings provided by CONSOL’s eastern coal mining complexes into products including methanol, mixed alcohols, ammonia, SNG and synthetic gasoline.  As of March 31, 2008 we had incurred $1.3 million in project and development expenditures to analyze these projects, representing a majority of the expenditures envisioned in our original agreement with CONSOL.  In addition we anticipate that we will agree with CONSOL to begin a Front End Engineering and Design (“FEED”) study that will provide detailed cost estimates of the first project, as well as estimates of project economics.  We believe that our portion of the FEED study will be approximately $10.0 million, and that most of the FEED study will be complete by March 31, 2009.

Outlook

Our strategy is to continue to advance the commercial development of U-GAS® projects in China and selected locations in the United States, and to further expand our engineering and project execution teams to complete future projects which are currently contemplated.  As of March 31, 2008, we had $39.1 million of cash and cash equivalents.  We are committed to fund our remaining $13.0 million equity commitment to our Golden Concord project by September 3, 2009.  We also expect to continue to have operating losses until our Hai Hua plant and other projects under development produce significant revenues.  Because of these factors, we will need to raise additional capital in calendar year 2008 through equity and debt financing for any new projects that are developed, to support possible expansion of our existing operations and for our general and administrative expenses from our existing operations.  As noted above, we are also continuing to work with Golden Concord on financing alternatives for that project.

We may also need to raise additional funds sooner than expected in order to fund more rapid expansion, cover unexpected construction costs or delays, respond to competitive pressures or acquire complementary energy related products, services, businesses and/or technologies.  In addition, we may attempt to secure project financing in order to construct additional plant facilities.  Such financing may be used to reduce the amount of equity capital required to complete the project.

We cannot assure you that any financing will be available to us in the future on acceptable terms or at all. If we cannot raise required funds on acceptable terms, we may not be able to, among other things, (i) maintain our general and administrative expenses at current levels; (ii) negotiate and enter into new gasification plant development contracts; (iii) expand our operations; (iv) hire and train new employees; or (v) respond to competitive pressures or unanticipated capital requirements.

Off Balance Sheet Arrangements

On January 14, 2008, we entered into a 63 month lease agreement, with a 60 month optional renewal, for our new corporate offices in Houston, Texas.  The lease commenced on March 27, 2008 with rental payments of $20,308 per month for the first year and escalating thereafter annually.

Our obligations under the lease are secured by a letter of credit for $328,900, which is payable to the landlord in the event of any uncured default by us under the lease.  The letter of credit remains in place until the third anniversary of the lease, but is reduced to $219,266 after the second anniversary of the lease.

Contractual Obligations

Our material contractual obligations at March 31, 2008 were as follows:

Contractual Obligations	Total	Less than 1 Year	1–3 Years	3-5 Years	After 5 Years
Long-term bank loan	$ 13,107,281	$ 2,194,045	$ 6,582,134	$ 4,331,102	$ -
Operating leases	1,378,811	292,333	757,742	328,736	-
Golden Concord capital contribution	13,000,000	-	13,000,000	-	-
Total	$ 27,486,092	$ 2,486,378	$ 20,339,876	$ 4,659,838	$ -

Qualitative Disclosure about Market Risk

We are exposed to certain market risks as part of our ongoing business operations, including risks from changes in foreign currency exchange rates and commodity prices that could impact our financial position, results of operations and cash flows.  We manage our exposure to these risks through regular operating and financing activities, and may, in the future, use derivative financial instruments to manage this risk.  As of the date of this report, we have not conducted any sensitivity analysis with respect to how these risks could affect our financial statements.  We have not entered into any derivative contracts to date.

Foreign currency risk

We conduct operations in China and the functional currency in China is the Renminbi Yuan.  Our financial statements are expressed in U.S. dollars and will be negatively affected if foreign currencies, such as Renminbi Yuan, depreciate relative to the U.S. dollar.  In addition, our currency exchange losses may be magnified by exchange control regulations in China or other countries that restrict our ability to convert into U.S. dollars.

Commodity price risk

Our strategy is to sell commodities, such as methanol.  We do not expect to enter into long-term contracts with customers for all of our projected production, which would reduce our exposure to changes in commodity prices.  We may mitigate some of our exposure by entering into fixed price contracts.  However, fixed price contracts will not be available to us in certain markets, such as China.  We would then have to sell some portion of our production into spot commodity markets or under short term supply agreements, where we will be exposed to fluctuations in the commodity prices.  Hedging transactions may be available to reduce our exposure to these fluctuations, but such availability may be limited and we may not be able to successfully hedge this exposure at all.

Item 3.  Controls and Procedures

Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008 pursuant to Rule 13a-15 (b) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2008 due to material weaknesses in our internal accounting controls.

Our management previously identified and disclosed material weaknesses in our disclosure controls and procedures in our Form 10-QSB for the quarterly period ended December 31, 2007 as follows:

(1)

Ineffective policies and procedures to ensure that sufficient written agreements describing the terms of payments exist before a disbursement is made.

(2)

Ineffective controls to prevent or detect payments being processed without adequate backup or support to identify the amount being paid, the services rendered and the associated costs of each service, and the identity of the vendor.

(3)

Ineffective internal controls to ensure that disbursements to related parties are approved by appropriate individuals, and that our public filings include the appropriate disclosure of related party transactions.

In March 2008, our management implemented new policies and procedures to address the material weaknesses previously identified as follows:

(1)

Increased the level of supporting documentation required for management to pay invoices.

(2)

Required Audit Committee approval for all related party transactions regardless of dollar amount.

(3)

Required that all new vendors be formally approved prior to payments.

Although we believe we have implemented changes to our policies and procedures that mitigate these material weaknesses, an insufficient amount of time has passed to ensure that the actions implemented are operating as intended.  As a result, they remain as material weaknesses as of March 31, 2008.

For the period ended March 31, 2008, management has identified an additional material weakness related to our period-end financial reporting process.  Specifically, we did not have a sufficient number of accounting professionals who have familiarity with our operations and the requisite knowledge of generally accepted accounting principles to prepare our financial statements and related disclosures on a timely basis, which resulted in our inability to complete our period-end close procedures as designed and also resulted in us recording adjustments to our financial statements that were not detected by our internal accounting controls.  Because of these issues, we also performed additional procedures that were designed to provide management with reasonable assurance regarding the reliability of our financial reporting and the preparation of the condensed consolidated interim financial statements contained in this Form 10-QSB.  Subsequent to March 31, 2008, we have hired, and will continue to hire, additional experienced supervisory and staff accounting professionals to provide the resources necessary to remediate this material weakness.  In addition, when necessary, we will engage external accounting resources to supplement our current staff to support our growing business.

We are committed to implementing the necessary enhancements to our resources, policies and procedures to fully remediate the material weaknesses discussed above, and these material weaknesses will not be considered remediated until (1) these new resources are fully engaged and new processes are fully implemented, (2) the new processes are implemented for a sufficient period of time and (3) we are confident that the new processes are operating effectively.

We are also currently undergoing a comprehensive effort to achieve compliance with Section 404 of the Sarbanes Oxley Act of 2002 for the fiscal year ended June 30, 2008.  This effort includes internal control documentation, evaluation, and testing under the direction of our internal audit department and senior management, as well as formalizing our policies and procedures company-wide, improvements to the financial statement closing processes, additional monitoring and oversight controls, and additional accounting personnel.  We are also undertaking a review of our accounting systems and software.  As a result of these efforts, we may uncover deficiencies, which could result in significant deficiencies and/or material weaknesses in our internal control over financial reporting as defined by the Securities and Exchange Commission.

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

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

Set forth below is a new risk factor which supplements the risk factors disclosed in our annual report on Form 10-KSB for the year ended June 30, 2007:

“We have found material weaknesses in our internal controls and our inability to correct these weaknesses could reduce confidence in our financial statements.

Our management has determined that that our disclosure controls and procedures were not effective as of December 31, 2007 and March 31, 2008 due to material weaknesses in our internal accounting controls.  Specifically, management identified the following material weaknesses:  (1) ineffective policies and procedures to ensure that sufficient written agreements describing the terms of payments exist before a disbursement is made; (2) ineffective controls to prevent or detect payments being processed without adequate backup or support to identify the amount being paid, the services rendered and the associated costs of each service, and the identity of the vendor; and (3) ineffective internal controls to ensure that disbursements to related parties are approved by appropriate individuals, and that our public filings include the appropriate disclosure of related party transactions.

Management implemented new policies and procedures in late March, early April 2008 through (1) increasing the level of supporting documentation required for management to pay invoices; (2) requiring Audit Committee approval for all related party transactions regardless of dollar amount; and (3) requiring all new vendors to be formally approved prior to payments.  Although we believe we have implemented changes to our policies and procedures that mitigate these material weaknesses, an insufficient amount of time has passed to ensure that the actions implemented are operating as intended.

For the period ended March 31, 2008, management has identified an additional material weakness related to our period-end financial reporting process.  Specifically, we did not have a sufficient number of accounting professionals who have familiarity with our operations and the requisite knowledge of generally accepted accounting principles to prepare our financial statements and related disclosures on a timely basis, which resulted in our inability to complete our period-end close procedures as designed and also resulted in us recording adjustments to our financial statements that were not detected by our internal accounting controls.  Because of these issues, we also performed additional procedures that were designed to provide management with reasonable assurance regarding the reliability of our financial reporting and the preparation of the condensed consolidated interim financial statements contained in this Form 10-QSB.  Subsequent to March 31, 2008, we have hired, and will continue to hire, additional experienced supervisory and staff accounting professionals to provide the resources necessary to remediate this material weakness.  In addition, when necessary, we will engage external accounting resources to supplement our current staff to support our growing business.  In the event that we identify significant deficiencies or material weaknesses in our disclosure controls and procedures in the future that we cannot remediate in a timely manner, investors and others may lose confidence in our financial statements.

In addition to the above, we will be required to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 for the fiscal year ending June 30, 2008.  Section 404 requires that we document and test our internal control over financial reporting and issue management’s assessment of our internal control over financial reporting.  We are a small company with limited financial resources and our finance and accounting staff is very limited.  We believe that the out-of-pocket and other additional costs, the diversion of management’s attention from running the day-to-day operations and operational changes caused by the need to comply with the requirements of Section 404 could be significant.  If the time and costs associated with such compliance exceed our current expectations, our results of operations could be affected.

We cannot be certain that we will be able to successfully complete the procedures, certification and attestation requirements of Section 404 or that we or our auditors will not identify material weaknesses in internal control over financial reporting.  If we fail to satisfy the requirements of Section 404 on a timely basis, investors could lose confidence in our financial statements, which in turn could harm our business and negatively impact the trading price of our common stock.”

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
10.1

Severance Agreement and Release between Synthesis Energy Systems, Inc. and Carol Pearson dated April 4, 2008, effective April 12, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 17, 2008).

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

SYNTHESIS ENERGY SYSTEMS, INC.

Date: May 15, 2008	By:	/s/ Timothy E. Vail
Timothy E. Vail, President
and Chief Executive Officer