Form 10-K
period 2008-06-30
SYNTHESIS ENERGY SYSTEMS INC
filed 2008-09-15
CIK 1375063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  _____  to  _____
Commission file number: 01-33522
SYNTHESIS ENERGY SYSTEMS, INC.
(Exact Name of Registrant as specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	20-2110031 (I.R.S. Employer Identification No.)

Three Riverway, Suite 300, Houston, Texas (Address of Principal Executive Offices)	77056 (Zip Code)
Registrant’s telephone number, including area code (713) 579-0600
Securities registered pursuant to Section 12(b) of the Exchange Act:

Common Stock, $.01 par value	NASDAQ Stock Market
(Title of Class)	(Name of Exchange on Which Registered)
Securities registered pursuant to Section 12(g) of the Exchange Act: None
Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if there is disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the most recently completed second fiscal quarter, December 31, 2007, was approximately $438,848,000.
As of September 5, 2008, there were 48,010,921 shares of the registrant’s common stock outstanding, par value $.01 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required to be disclosed in Part III of this report is incorporated by reference from the registrant’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders, which will be filed not later than 120 days after the end of the fiscal year covered by this report.

i

Forward Looking Statements
This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical fact are forward-looking statements. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected. Among those risks, trends and uncertainties are our early stage of development, our estimate of the sufficiency of existing capital sources, our ability to raise additional capital to fund cash requirements for future operations, the limited history and viability of our technology, our results of operations in foreign countries and our ability to diversify, our ability to maintain production from our first plant in the Hai Hua project, our ability to obtain the necessary approvals and permits and to negotiate definitive agreements and financing arrangements for our YIMA, CONSOL, North American Coal and other future projects, and the sufficiency of internal controls and procedures. Although we believe that in making such forward-looking statements our expectations are based upon reasonable assumptions, such statements may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. We cannot assure you that the assumptions upon which these statements are based will prove to have been correct.
When used in this Form 10-K, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons, including those discussed under “Risk factors,” “Management’s discussion and analysis of financial condition and results of operations,” and elsewhere in this Form 10-K.
You should read these statements carefully because they discuss our expectations about our future performance, contain projections of our future operating results or our future financial condition, or state other “forward-looking” information. You should be aware that the occurrence of certain of the events described in this Form 10-K could substantially harm our business, results of operations and financial condition and that upon the occurrence of any of these events, the trading price of our common stock could decline, and you could lose all or part of your investment.
We cannot guarantee any future results, levels of activity, performance or achievements. Except as required by law, we undertake no obligation to update any of the forward-looking statements in this Form 10-K after the date hereof.
PART I
Item 1. Description of Business
We build, own and operate coal gasification plants that utilize our proprietary U-GAS® fluidized bed gasification technology to convert low rank coal and coal wastes into higher value energy products, such as transportation fuels and ammonia. We believe that we have several advantages over commercially available competing technologies, such as entrained flow and fixed bed, including our ability to use all ranks of coals (including low rank, high ash and high moisture coals, which are significantly cheaper than higher grade coals), many coal waste products and biomass feed stocks, which provide greater fuel flexibility, and our ability to operate efficiently on a smaller scale, which enables us to construct plants more quickly, at a lower capital cost and, in many cases, in closer proximity to coal sources.

Our principal business activities are currently focused in China and the United States, areas which are estimated by the U.S. Department of Energy to represent a combined 40% of total global coal reserves. Our first commercial scale coal gasification plant is located in Shandong Province, China, and has been in operation since January 2008. We have a second plant under construction in the Inner Mongolia Autonomous Region of China and plants under development in Henan Province, China, West Virginia, Mississippi and North Dakota. See “—Current operations and projects” and “—Other industry partners” for more on our first plant and our other projects.
The target size of our plants is 100 MW (equivalent) to 400 MW (equivalent) costing from approximately $100 million to several hundred million dollars to build. Our plants can produce synthesis gas, or syngas, a mixture of hydrogen, carbon monoxide and other products. Depending on local market need and fuel sources, syngas can in turn be used to produce methanol, dimethyl ether, or DME, synthetic natural gas, or SNG, ammonia, synthetic gasoline, steam, power and other byproducts (e.g., sulphur, carbon dioxide or ash).
Overview of U-GAS®
We have an exclusive license to the U-GAS® gasification technology from the Gas Technology Institute, or GTI, a leading non-profit research and development organization located near Chicago, Illinois. Over the past 30 years, GTI has developed a fluidized bed gasification technology trademarked as U-GAS®. Our U-GAS® license grants us the worldwide exclusive right to manufacture, make, use and sell both U-GAS® coal gasification systems and coal and biomass mixture gasification systems and has an initial term expiring in August 2016, with two additional 10-year extensions exercisable at our option. The primary advantage of U-GAS® relative to other leading gasification technologies is the ability to produce syngas from all ranks of coal (including low rank, high ash and high moisture coals), many coal waste products and biomass feed stocks. This process is highly efficient at separating carbon from waste ash, which allows for the efficient processing of certain low rank coal and many coal waste products that cannot otherwise be utilized in the entrained flow and fixed bed gasifiers offered by our competitors. The ability to gasify these lower quality fuels unlocks economic advantages by allowing the use of lower quality feedstocks while maintaining high carbon conversion and clean syngas outputs.
The U-GAS® gasification process is based on a single-stage, fluidized-bed technology for production of low-to-medium heating value syngas from a wide array of biomass feedstocks and coals (including low rank, high ash and high moisture coals). U-GAS® technology was developed for gasification of all ranks of coal as well as coal and biomass blends.

In the U-GAS® gasification process, fuel is processed and conveyed into the gasifier vessel. Within the fluidized bed, the fuel reacts with steam, air and/or oxygen and the temperature is controlled to maintain high carbon conversion and non-slagging conditions for the ash. The U-GAS® process accomplishes four important functions in a single-stage, fluidized-bed gasifier: it decakes, devolatilizes and gasifies fuel, and if necessary, agglomerates and separates ash from the reacting coal. The operating pressure of the gasifier depends on the end use for the syngas and may vary from 3 to 30 bars (40 to 435 psia) or more. After cleaning, the syngas can be used as industrial fuel gas, for power generation and for production of methanol, DME, SNG, ammonia, synthetic gasoline, steam, power and other products (e.g., sulphur, carbon dioxide or ash).
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
Reactant gases, including steam, air, and/or oxygen are introduced into the gasifier in two areas: (i) through a sloping distribution grid at the bottom of the bed and (ii) through a terminal velocity-controlled ash discharge port at the center of the distribution grid. In both agglomerating and non-agglomerating operating modes, ash is removed by gravity from the fluidized bed and discharged into a lockhopper system for depressurization and disposal. In both operating modes, the gasifier maintains a low level of carbon in the bottom ash discharge stream, making overall carbon conversion of 90% or higher. Cold gas efficiencies of over 80% have been repeatedly demonstrated.
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
U-GAS® development history

Example installations
•	Initial test facility in Chicago. Operational from 1975 through 1985.

•	Biomass facility in Finland. Commissioned in 1989 and ceased operation in mid-1990’s.

•	Biomass demonstration project in Hawaii. Commissioned in early 1990 and ceased operations in late 1990’s.

•	Large commercial facility for Shanghai Coking and Chemical. Entered commercial operation in 1995 and remained in service until 2000.

•	Large scale test gasifier in Chicago. Commissioned in 2003 and currently in operation.

•	Our Hai Hua plant. Began operations in January 2008 and syngas sales commenced in February 2008.
GTI Agreements
License Agreement
Pursuant to the Amended and Restated License Agreement dated as of August 31, 2006, as amended on June 14, 2007, between us and GTI, or the License Agreement, we have an exclusive worldwide license to manufacture, make, use and sell both U-GAS® coal gasification systems and coal and biomass mixture gasification systems that utilize coal and biomass blends having feedstock materials containing no less than 60% coal and no more than 40% biomass. The License Agreement also grants us a non-exclusive license to manufacture, make, use and sell worldwide biomass gasification systems and coal and biomass mixture gasification systems that utilize coal and biomass blends having feedstock materials containing up to 60% coal and no less than 40% biomass. The License Agreement has a term of ten years, but may be extended for two additional ten-year periods at our option.
As consideration for the license, we paid $500,000 cash, and issued 190,500 shares of restricted common stock, to GTI. We are also restricted from offering a competing gasification technology during the term of the License Agreement. Additionally, for each U-GAS® unit which we license, design, build or operate which uses coal or a coal and biomass mixture as the feed stock, we must pay a royalty based upon a calculation using the per thermal megawatt/hr of dry syngas production of a rated design capacity, payable in installments at the beginning and at the completion of the construction of a project. We must also provide GTI with a copy of each contract that we enter into relating to a U-GAS® system and report to GTI with our progress on development of the technology every six months. A failure to comply with any of the above requirements could result in the termination of the License Agreement by GTI if not cured by us within specified time periods.
In addition, we were required to (i) have a contract for the sale of a U-GAS® system with a customer in the territory covered by the License Agreement no later than August 31, 2007, (ii) fabricate and put into operation at least one U-GAS® system by July 31, 2008 and (iii) fabricate and put into operation at least one U-GAS® system for each calendar year of the License Agreement, beginning with the calendar year 2009. We have satisfied the obligation to have a contract for the sale of a U-GAS® system no later than August 31, 2007 and fabricate and put into operation at least one U-GAS® system by July 31, 2008 through our Hai Hua project described below. Additionally, we are required to disclose to GTI any improvements related to the U-GAS® system that are developed and implemented by us and the manner of using and applying such improvements. Failure to satisfy the requirements as to these milestones could lead to the revocation of the license by GTI; provided, however, that GTI is required to give a twelve-month notice of termination and we are able to cure the default and continue the License Agreement prior to the expiration of such time period.

During the term of the License Agreement, we have granted to GTI a royalty-free, non-exclusive, irrevocable license to make, manufacture, use, market, import, offer for sale and sell U-GAS® systems that incorporate our improvements. Such license only applies outside of the exclusive rights granted to us under the License Agreement. Without the prior written consent of GTI, we have no right to sublicense any U-GAS® system other than to customers for which we have constructed a U-GAS® system. For a period of ten years, we are restricted from disclosing any confidential information (as defined in the License Agreement) to any person other than employees of our affiliates or contractors who are required to deal with such information, and such persons will be bound by the confidentiality provisions of the license. We have further indemnified GTI and its affiliates from any liability or loss resulting from unauthorized disclosure or use of any confidential information that it receives.
Other Services
GTI also offers various technical services including but not limited to laboratory testing of coal samples and plant design review. While we have no obligations to do so, we have requested GTI to provide various services including: (i) developing an industry-standard process model for performance and cost evaluations of U-GAS®, (ii) replenishing and enlarging the intellectual property portfolio for U-GAS® technology and (iii) assisting us with appropriate design support for gasification opportunities that would include fuel feeder, gasifier, solids separation and solids handling systems sizing and configuration.
Business Strategy
The key elements of our business strategy include:
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

•
Leverage our relationships with our strong strategic partners for project development. China is presently our primary market, where our efforts have been focused primarily on facilities producing syngas, methanol and DME. We have also focused on expanding our relationship with our current partners, and developing new relationships with strategic partners in the key coal-to-chemicals regions of China. We are also working with partners that control coal and coal waste resources to develop projects in the United States that focus on methanol, ammonia, SNG and synthetic gasoline markets.

•
Concentrate our efforts on opportunities where our U-GAS® technology provides us with a clear competitive advantage. We believe that we have the greatest competitive advantage using our U-GAS® technology in situations where there is a ready source of low rank, low cost coal or coal waste to utilize as fuel and the project scale is in our target size of up to 400 MW (equivalent).

•
Continue to develop and improve U-GAS® technology. We are continually seeking to improve the overall plant availability, plant efficiency rates and fuel handling capabilities of the existing U-GAS® gasification technology. To date, we have filed six patent applications relating to improvements to the U-GAS® technology.

•
Investigate acquisition opportunities. As our business continues to develop, we plan to evaluate acquisition opportunities, including existing plants, facilities or coal mines where we could enhance the economics with our U-GAS® technology.

Target Markets
China
We believe that China offers immediate opportunities to develop U-GAS®-based coal gasification projects, has coal as its most abundant indigenous energy resource and, in particular, has a ready supply of low rank coal. According to the U.S. Department of Energy, as of year end 2006, China’s recoverable coal reserves amounted to 115 billion tonnes, including 52 billion tonnes of lower grade sub-bituminous and lignite coals. In addition, the Chinese government is promoting the expansion of the domestic supply of chemical products and transportation fuels derived from coal. More than 4,000 cars are being added daily to China’s existing fleet of 92.3 million vehicles in registration and we anticipate the demand for transportation fuels to increase dramatically. In addition, methanol and DME are both experiencing strong consumption growth. Methanol is used as a natural gas substitute in power generation and as an automotive fuel additive. DME, a methanol derivative, is presently used as a clean-burning substitute for liquefied petroleum gas, or LPG, and is used in China as an automotive fuel as a replacement for diesel fuel. China’s methanol consumption has grown from 2.6 million tonnes in 1999 to 10.6 million tonnes in 2007. Due to the strength and growth prospects of the methanol and DME markets in China, we plan to focus on projects in these markets.
United States
We have also targeted the United States market for development of U-GAS®-based coal gasification projects. The United States has the most abundant coal reserves in the world and a ready supply of low rank coal. We believe that synthetic gasoline made from coal-derived methanol can cleanly supplement transportation fuel requirements with domestically produced gasoline. Concerns over greenhouse gas emissions, such as carbon dioxide, have increased recently, particularly with respect to coal-based consumption. Coal gasification enables the successful utilization or sequestration of these gases from our U-GAS®-based plants. Gasoline produced utilizing lower cost feedstocks, such as low rank coal and coal waste products, is expected to cost significantly less than other alternatives. As of year end 2006, the United States had over 246 billion tonnes of coal, including 132 billion tonnes of lower grade sub-bituminous and lignite coals. In the United States, coal has a significant cost advantage over natural gas on a BTU basis. This difference in feedstock prices has created a cost advantage for us, which we believe will allow us to become a low-cost producer of methanol, synthetic gasoline and ammonia. Between 2003 and 2008, the price of methanol and ammonia has increased significantly enhancing the attractiveness of projects where the price of the end product is derived from or based on the cost of natural gas. In addition, recent federal legislation has mandated the use of alternatives fuels, such as corn-based ethanol, as fuel additives. We believe that synthetic gasoline derived from coal-based methanol will gain support as a low cost alternative to other domestically produced alternative fuels. To take advantage of this trend, we believe that our projects in the United States will focus on the production of methanol, synthetic gasoline and ammonia.
Business Development and Engineering Staff
Business Development Staff
We currently employ a staff of five experienced business development professionals in China. Led by Don Bunnell, our President & Chief Executive Officer of Asia Pacific, the Chinese business development team is focused on the disciplined development of gasification projects that maximize the advantages of U-GAS® technology. Members of the team have either led or assisted in the development of multiple coal and natural gas power projects, chemical and nuclear projects in mainland China over the past two decades. Our development effort in the United States consists of four experienced individuals focused on the development of gasification projects in the United States as well as structured transactions with select multi-national industrial corporations. Led by David Eichinger, our Chief Financial Officer and Senior Vice President of Business Development, the team is executing on coal-to-transportation fuel opportunities in areas where low rank coals are available as feedstocks. The team is also working with select multi-national industrial corporations to deploy U-GAS® technology to replace traditional higher cost energy supplies around the world.

Engineering Staff
Operations in China have given us the opportunity to build a leading gasification engineering team at a time when process engineering resources are in short supply in the western world. Coal has been an important part of the Chinese economy for many decades. This activity has spawned a large community of engineers with experience in coal gasification and industrial process design and implementation. During the last few decades, China has developed an entire university program dedicated to coal energy and process engineering, resulting in a ready source of high quality, experienced engineers to work on advanced gasification projects such as U-GAS®. Core members of the team were the original engineering team that built the world’s largest U-GAS® facility at Shanghai Coking and Chemical in 1994. We have also recently added two engineers in the United States with extensive experience in the gasification industry through their work with Fluor Corporation and General Electric.
We intend to use this engineering team to conceptualize, design and build gasification projects in our target markets. We believe that this capability represents a key advantage for marketing to U.S. companies and multi-national firms throughout the project development cycle and enables pre-development engineering work to be done with a faster cycle time and at a substantially lower cost.
Current Operations and Projects
The target size of our plants is 100 MW (equivalent) to 400 MW (equivalent) costing from approximately $100 million to several hundred million dollars to build. Our plants can produce synthesis gas, or syngas, a mixture of hydrogen, carbon monoxide and other products. Depending on local market need and fuel sources, syngas can in turn be used to produce methanol, dimethyl ether, or DME, synthetic natural gas, or SNG, ammonia, synthetic gasoline, steam, power and other byproducts (e.g., sulphur, carbon dioxide or ash).
Hai Hua
Our first project is a joint venture with Shandong Hai Hua Coal & Chemical Company Ltd., or Hai Hua. Through the joint venture, which we refer to as the HH Joint Venture, we developed, constructed and are now operating a syngas production plant utilizing U-GAS® technology in Zaozhuang City, Shandong Province, China designed to produce approximately 28,000 standard cubic meters per hour of gross syngas. We recently received government approvals for the expansion of the plant to a production capacity of approximately 45,000 standard cubic meters per hour. The plant is producing and selling syngas and the various byproducts of the plant, including ash and elemental sulphur. Hai Hua, an independent producer of coke and coke oven gas, owns a subsidiary engaged in methanol production. Construction of the plant has been completed for a total cost of approximately $37.3 million. The plant produced initial syngas in January 2008 and syngas sales commenced in February 2008. The plant was built on a site adjacent to the Hai Hua coke and methanol facility. Hai Hua has granted rights of way for construction access and other ongoing operations of the plant. The land for the construction of this plant was acquired from the Chinese government with the assistance of the Shandong Xue Cheng Economic Development Zone.
According to the joint venture agreement of the HH Joint Venture, if either we or Hai Hua desires to invest in another coal gasification project within Zaozhuang City, the other company has a right to participate in up to 25% of the investment. For the first 20 years after the date that the plant became operational, 95% of all net profits of the HH Joint Venture will be distributed to us. After the initial twenty years, the profit distribution percentages will be changed, with us receiving 10% of the net profits of the HH Joint Venture and Hai Hua receiving 90%. The contract has a term of 50 years, subject to earlier termination if the HH Joint Venture either files for bankruptcy or becomes insolvent or if the syngas purchase contract between the HH Joint Venture and Hai Hua (discussed in more detail below) is terminated. Hai Hua has also agreed that the License Agreement is our sole property and that it will not compete with us with respect to fluidized bed gasification technology for the term of the HH Joint Venture.

We are also party to a purchase and sale contract with Hai Hua for syngas produced by the plant, whereby Hai Hua will pay us an energy fee and capacity fee, as described below, based on the syngas production. The syngas to be purchased by Hai Hua is subject to certain quality component requirements set forth in the contract. Until the plant is in commercial operation (for purposes of the purchase and sale contract) and the syngas produced meets the quality component requirements, Hai Hua is not required to pay the energy or capacity fees. Hai Hua will (i) pay a monthly capacity fee, and subject to delivery, a monthly energy fee; (ii) provide piping to the plant for the acceptance of steam and coke oven gas from Hai Hua and for the delivery of syngas from the HH Joint Venture to Hai Hua; and (iii) coordinate its operations and maintenance so as to ensure Hai Hua purchases as much syngas as possible. The energy fee is a per Ncum of syngas fee calculated by a formula which factors in the monthly averages of the prices of design base coal, coke, coke oven gas, power, steam and water, all of which are components used in the production of syngas. The capacity fee is paid based on the capacity of the plant to produce syngas, factoring in the number of hours (i) of production and (ii) of capability of production as compared to the guaranteed capacity of the plant, which for purposes of the contract is 22,000 Ncum per hour of syngas. Hai Hua is obligated to pay the capacity fee regardless of whether they use the gasification capacity, subject only to availability of the plant and exceptions for certain events of force majeure. As of June 30, 2008, the commercial operation date had not been determined as the HH Joint Venture was working to meet certain quality component requirements of the syngas purchase and sale contract. As a result, Hai Hua is currently being charged a negotiated fee for any syngas purchased.
The HH Joint Venture is contractually obligated to procure certain other necessary consumables for operation of the plant, provided, the HH Joint Venture is entitled to reimbursement for these costs through the payment of the energy fee. As part of its registered capital contribution to the HH Joint Venture, Hai Hua contributed approximately $480,000 in cash. Hai Hua is also required to provide up to 100,000 Ncum of coke oven gas and up to 600 tonnes of coke free to the HH Joint Venture during the first year of operation as start-up fuels for the gasifiers. Any requirements for coke or coke oven gas above these amounts shall be paid for by the HH Joint Venture. If Hai Hua is unable or unwilling to provide the required coke or coke oven gas, the plant will be deemed to be able to produce for purposes of calculating the capacity fee and Hai Hua will not be relieved of its payment obligations. Pursuant to the terms of the contract, the value of the items provided by Hai Hua to the HH Joint Venture (including the coke, coke oven gas, piping and acreage for the storage facilities) shall not exceed 5% of the equity of the HH Joint Venture. All byproducts of the gasification process are the property of the HH Joint Venture. The HH Joint Venture is entitled to provide services and sell products which it produces other than syngas to third parties, but Hai Hua has a right of first refusal for any syngas sales.
Hai Hua is required to annually provide to the HH Joint Venture a preliminary syngas usage plan for that year, provided, however, that in no event shall the usage plan require less than 19,000, or more than 22,000 Ncum per hour of syngas. In connection with this, the HH Joint Venture shall annually provide a generation plan to Hai Hua which sets forth the anticipated syngas generation for that year, and it shall use its best efforts to match its generation plan with Hai Hua’s usage plan. If the HH Joint Venture produces more syngas than the capacity that Hai Hua is required to make capacity payments for under the contract, Hai Hua shall have a right of first refusal to purchase such excess amount. It would be a default under the agreement if we fail to materially perform these obligations.
The agreement terminates 20 years from the date of the issuance of the business license of the HH Joint Venture. Upon termination of the agreement for any reason other than the expiration of the term, the HH Joint Venture will have the right to either produce syngas for other customers in its current location or dismantle the plant and move the plant to another location. Within two years of October 22, 2006, the date of the contract, Hai Hua could request that the HH Joint Venture expand its syngas production in order to assist in the production of methanol by a subsidiary of Hai Hua, and the HH Joint Venture is required to negotiate such increased production in good faith. Hai Hua has made such a request and as of the date hereof, the HH Joint Venture is in negotiations regarding the details and pricing of the expansion project. The HH Joint Venture is also considering possible acquisitions of interests in coal mines near the plant.

Golden Concord
We are a party to a joint venture with Inner Mongolia Golden Concord (Xilinhot) Energy Investment Co., Ltd., or Golden Concord. SES—GCL (Inner Mongolia) Coal Chemical Co., Ltd., or the GC Joint Venture was formed to (i) develop, construct and operate a coal gasification, methanol and DME production plant utilizing U-GAS® technology in the Xilinguole Economic and Technology Development Zone, Inner Mongolia Autonomous Region, China and (ii) produce and sell methanol, DME and the various byproducts of the plant, including fly ash, steam, sulphur, hydrogen, xenon and argon. Golden Concord is a subsidiary of one of China’s largest independent private power producers. The facility is expected to produce syngas which will be used as a feedstock for a 225,000 tonne per year methanol plant. We broke ground in June 2007 with operations scheduled to begin by the second quarter of 2010. We agreed to contribute approximately $16.3 million in cash in exchange for a 51% ownership interest in the GC Joint Venture, and Golden Concord has agreed to contribute approximately $16 million in cash for a 49% ownership interest in the GC Joint Venture. The contributions of us and Golden Concord are payable in installments, with the first 20% due within 90 days of the date of the issuance of the GC Joint Venture’s business license. We are continuing to work with Golden Concord on financing alternatives for the project.
As of June 30, 2008, we have funded a total of $3.3 million of our equity contribution and Golden Concord has funded an additional approximately $3.1 million of its equity contribution. We are also required to fund an additional approximately $13.0 million, representing the remainder of our equity contribution, no later than September 3, 2009. The parties’ preliminary estimate of the total required capital of the GC Joint Venture is approximately $110.0 -$130.0 million, including the approximately $32.3 million in cash to be contributed by us and Golden Concord.
The remaining capital is expected to be provided by project debt to be obtained by the GC Joint Venture. We and Golden Concord have each agreed to guarantee any such project debt incurred by the GC Joint Venture, with our requirement being to guarantee no less than 55% and no more than 60% of its debt, based on the percentage of the debt which relates to the gasification processes of the plant, and Golden Concord is required to guarantee the remainder. If either we or Golden Concord is unable to perform its guarantee obligations, the other party shall be required to use its best efforts to provide such guarantee and shall be entitled to a guarantee fee of 5.5% of the amount of the guarantee from the other party. If the other party is unable to provide such guarantee, it shall be deemed a material breach of the contract by the party that was originally unable to provide the guarantee and the ownership interests of such party shall be subject to the call rights described below.
Once operational, the plant will supply methanol to the merchant market, and may enter into long term offtake agreements. The GC Joint Venture will also sell the byproducts of the plant in either the open market or pursuant to long term offtake agreements to be negotiated. Upon the completion of the construction of Golden Concord’s coal mine in Baoyanbaolige, Inner Mongolia Autonomous Region, China, the GC Joint Venture will be required to purchase its coal requirements from Golden Concord unless the price for such coal is greater than the price from suitable alternatives that can be purchased by the GC Joint Venture in the open market.
The GC Joint Venture will be governed by a board of directors consisting of eight directors, four of whom will be appointed by us and four of whom will be appointed by Golden Concord. The right to appoint directors can be reduced or increased if the ownership interests of either party changes by 12.5%. The GC Joint Venture will also have officers that are appointed by us, Golden Concord and/or the board of directors pursuant to the terms of the GC Joint Venture contract. We and Golden Concord shall share the profits, and bear the risks and losses, of the GC Joint Venture in proportion to their respective ownership interests. The contract has a term of 30 years, subject to earlier termination if either us or Golden Concord files for bankruptcy or otherwise becomes insolvent.

We and Golden Concord have agreed to certain rights of first refusal and call rights with respect to their ownership interests in the GC Joint Venture. If either party desires to transfer all or any portion of its interest in the GC Joint Venture, other than to an affiliate, the other party shall have a right of first refusal to acquire such interest. In addition, Golden Concord has an option, in its sole discretion and for 30 months from the date that plant begins commercial operation, to acquire two percent (2%) of the registered capital of the GC Joint Venture from us. Each of us and Golden Concord also has an option to acquire all (but not a part of) the interest of the other party in the registered capital of the GC Joint Venture in the event of a material breach of the contract by such party which is not resolved pursuant to the terms of the contract.
We and Golden Concord have also agreed to certain penalties if certain milestones for the GC Joint Venture are not achieved. Golden Concord would be required to transfer a portion of its registered capital in the GC Joint Venture to us if certain water and power interconnections are not connected within a period of time after the start-up of the plant. The amount to be transferred is based on the percentage ownership interest held, costs incurred and capital invested. We would be required to pay liquidated damages to the GC Joint Venture if the gas capacity for the plant is not within a certain percentage of the target capacity for the plant. If the problem cannot be remedied pursuant to the requirements of the contract, we would have to transfer a portion of its registered capital in the GC Joint Venture to Golden Concord based on their percentage ownership interest held, costs incurred and capital invested.
YIMA
We have also entered into a non-binding preliminary co-operative agreement with YIMA Coal Industry Group Co. Ltd., a company partially owned by the Chinese government. Phase one of the project deals with the construction of an approximately $250-$350 million integrated coal-to-methanol, with the option to ultimately produce DME and/or methanol protein, plant in Henan Province, China. In March 2008, we established a joint project office responsible for developing the plant. When phase one is completed, the plant is expected to have an hourly capacity of approximately 180,000 standard cubic meters of gross syngas and an annual capacity of 500,000 tonnes of refined methanol. The estimated total cost represents the estimated capital expenditures for both the gasification and methanol portions of the plant. We are currently negotiating various documents related to this project, including operations and management agreements for the plant, coal purchase agreements, offtake agreements and other related agreements. We are waiting for final government approvals before this project commences. To date, we have received the government project feasibility approvals and successfully passed the review panel for the environmental impact assessment permit. Once we receive all of the necessary approvals, we plan to commence work on this project.
CONSOL
We are party to an agreement with CONSOL Energy Inc., the largest producer of bituminous coal in the United States, or CONSOL, to investigate the development of coal-based gasification facilities to replace domestic production of various industrial chemicals and unleaded gasoline. CONSOL produces over 20 million tons per year of coal preparation plant tailings that could be used to make valuable liquid and gas products instead of land-filling the coal trapped in this material as waste. In April 2008, we completed the feasibility and initial engineering studies analyzing potential projects in Ohio, Pennsylvania and West Virginia that would use our U-GAS® technology to convert coal from CONSOL’s eastern coal mining complexes into higher value products including methanol, synthetic gasoline, ammonia and SNG. We have also secured an option for a project site located near one of CONSOL’s mines in Benwood, West Virginia and have authorized the funding of the front-end engineering design package and negotiating the terms of a joint venture agreement. We are also in the process of filing for the necessary government permits and approvals. This particular project is expected to have an annual capacity of 750,000 tonnes of methanol and be capable of converting such production into approximately 100 million gallons of 87 octane unleaded gasoline. We are currently negotiating the license with ExxonMobil Corporation for the methanol-to-gasoline technology. Additionally, we may in the future consider increasing the size of the project.

We and CONSOL have also signed a memorandum of understanding with the State of West Virginia and its partner, the Regional Economic Development Partnership, a private West Virginia non-profit development corporation focused on generating business opportunities through job creation and economic stimulus in the Ohio, Marshall and Wetzel counties of West Virginia. Under the provisions of the memorandum of understanding, the State and the Regional Economic Development Partnership will provide financing and tax incentives to the project over a 10-year period.
North American Coal
In July 2008, we entered into a joint development agreement with The North American Coal Corporation, or NAC, a subsidiary of NACCO Industries, Inc., through which we and NAC will conduct a pre-feasibility study to explore the development of a coal-based gasification facility utilizing the Company’s proprietary U-GAS® technology. The location for the study is NAC’s Red Hills Mine Operations near Ackerman, Mississippi. In addition, in September 2008, we commenced another feasibility study with NAC for the development of a coal-based gasification facility at NAC’s proposed Otter Creek Mine in North Dakota. NAC is currently pursuing the permitting process for the mine site. If constructed, these facilities are expected to produce synthetic gasoline, chemical feedstocks and/or synthetic natural gas. Following the completion of the pre-feasibility studies, we and NAC will determine if we will proceed with a front-end engineering study for either project. We are also currently working on opportunities at other NAC mine sites.
Other Industry Partners
AEI
We are party to a joint development agreement with AEI, pursuant to which we will seek to identify and jointly develop, finance and operate various projects involving the conversion of coal, or coal and biomass mixtures, into syngas using the U-GAS® technology (or other alternative technology). The agreement will be for all projects in emerging markets, which includes markets other than in North America, certain countries in the European Union, Japan, Australia and New Zealand. Our current projects with Hai Hua, Golden Concord and, if approved, YIMA, and any future expansion of such projects, are specifically excluded from the agreement. In addition, we may continue to independently pursue equipment sales and licensing opportunities with customers who will use syngas predominately for their own internal consumption.
The types of projects subject to the agreement include:
•	Projects utilizing syngas to produce refined products, such as methanol, ethanol, DME and ammonia;

•	Industrial projects using syngas to generate thermal energy; and

•	Projects providing syngas to power plants which will use the syngas to produce electricity.
We and AEI shall seek to identify these types of projects and will then provide an exclusive offer to the other party to co-develop such projects. Both parties have the right, but not the obligation, to invest in up to 50% of the required equity in any project utilizing the U-GAS® technology originated by the other party. For any project that does not utilize the U-GAS® technology, the investment percentage to be offered to the non-originating party ranges from 0% to 35% depending on the type of project. As to any project, either party has the option to withdraw from development of the project at any time prior to a decision to proceed with the project by the board of directors by the applicable project joint venture company. Such decision may be evidenced by, among other things, funding the equity to develop a project, issuing notice to proceed under a construction contract, executing and performing under any other project contracts or executing and delivering any documents related to the financing of any project.

The “lead developer” will be agreed to by the parties on a case-by-case basis for each project and in that capacity will be responsible for, among other things, obtaining government approvals, negotiating construction contracts and other agreements and acquiring any necessary financing or real estate to develop the project. For each project, we will provide engineering support, equipment and training, all at 110% of the direct cost of such support. We will make the U-GAS® technology available for all projects in the markets listed above, even if we are not invested in the project. To facilitate this, and as agreed to by GTI, the joint venture or AEI, as applicable, will be granted a license to use the U-GAS® technology for each project. We will receive a one-time installation fee of $10 per Thermal MegaWatt/hr of dry syngas production for each project that utilizes the U-GAS® technology. For projects that we co-develop with AEI, the royalty rate shall be negotiated at the time of the development of such project, but the royalty shall not exceed $0.50 per MMBtu.
We will form project company joint ventures with AEI for each project that we co-develop. The required capital investments of the parties will be determined based on the percentage ownership in that joint venture. The joint ventures will be managed by a board of directors, with representation split between AEI and us based on the percentage ownership in that joint venture, and will include standard supermajority voting ownership for material decisions. The joint ventures will also have officers that are appointed by AEI and us, with the general manager and chief financial officer being appointed by AEI and the deputy general manager and operations manager being appointed by us.
The agreement with AEI has a term of five years, subject to the rights of either party to terminate upon a default, subject to applicable cure periods. Although we are required to continue to provide the support services for any continuing projects, such obligation will cease on the second anniversary of the termination of the agreement. We have the right to terminate the agreement if AEI has not identified and presented, in accordance with defined procedures, at least four prospective projects (as such term is defined in the agreement), within the first twelve months, to the project committee, comprised of two representatives from each party.
China National Chemical Engineering Company
We are party to into an agreement with China National Chemical Engineering Company, or CNCEC, under which CNCEC will provide project support in China and other areas where CNCEC does business. CNCEC is China’s leading and largest chemical engineering group, operating six chemical engineering companies and thirteen construction companies and employing over 60,000 employees. CNCEC is China’s leader in both coal gasification and methanol plant engineering, procurement and construction with knowledge, and experience in, designing such plants in China and in other countries. As our relationship develops, we believe that CNCEC will recommend U-GAS® technology in projects where it has been engaged by third parties.

Competition
In the world gasification market, the largest providers are General Electric, Shell, Siemens and ConocoPhillips. These companies utilize entrained flow gasification based technologies originally derived from liquid fuels processing (i.e. refining). These technologies require the use of high grade bituminous or sub-bituminous coals as feedstocks which result in a higher cost of operation. The Siemens technology (recently acquired from Future Energy), while still an entrained flow design, has the potential to operate on low rank coals. However, to date, the Siemens technology has not been commercially deployed. There are also several Chinese companies that utilize atmospheric pressure technologies with low capital costs being their primary basis for competition. Additionally, several companies are developing other gasification technologies which are still in the research and development phase.
Suppliers
We believe that we have developed an internal capability that allows for the cost effective and timely sourcing of equipment for our current projects in China. China has rapidly expanded its industrial manufacturing and construction capabilities which has reduced the cost and build time of traditional sources of supply. We have been successful in locating and contracting with a number of key suppliers of major equipment and services. We also intend to utilize Chinese sourced major equipment in projects located in the United States and elsewhere.
Research and Development
During the fiscal years ended June 30, 2008, 2007 and 2006, we incurred $298,764, $304,086 and $373,282, respectively, for research and development primarily related to the development and fuel testing of coal. During the fiscal years ended June 30, 2008, 2007 and 2006, expenditures for engineering salaries were $496,501, $198,040 and $158,406, respectively. We plan to continue increasing internal research and development with a goal of offering our customers the best and most efficient clean coal solutions.
Governmental and Environmental Regulation
Our operations are subject to stringent federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Numerous governmental agencies, such as the U.S. Environmental Protection Agency, or the EPA, and various Chinese authorities, issue regulations to implement and enforce such laws, which often require difficult and costly compliance measures that carry substantial administrative, civil and criminal penalties or may result in injunctive relief for failure to comply. These laws and regulations may require the acquisition of a permit before operations at a facility commence, restrict the types, quantities and concentrations of various substances that can be released into the environment in connection with such activities, limit or prohibit construction activities on certain lands lying within wilderness, wetlands, ecologically sensitive and other protected areas, and impose substantial liabilities for pollution resulting from our operations. We believe that we are in substantial compliance with current applicable environmental laws and regulations and we have not experienced any material adverse effect from compliance with these environmental requirements.
In China, the development and construction of gasification facilities is highly regulated. In the development stage of a project, the key government approvals relate to the project’s environmental impact assessment report, feasibility study (also known as the project application report) and, in the case of a Sino-foreign joint venture, approval of the joint venture company’s joint venture contract and articles of association. Approvals in China are required at the municipal, provincial and/or central government levels depending on the total investment in the project and subject to industry specified criteria. For example, the Chinese government has recently promulgated new project approval requirements for infra-structure projects related to coal-to-methanol plants. China’s NDRC, or its provincial or municipal counterparts, must approve new projects based on a minimum production requirement of 1,000,000 tonnes or greater capacity per year for coal-to-methanol plants.

Although we do not believe that this would invalidate any of our existing permits, our future joint ventures in China relating to coal-to-methanol plants will have to abide by these guidelines.
In the United States, certain environmental permits that are required for new facilities must be issued prior to the commencement of construction, but issuance of these permits is subject to unpredictable delays, contests and even, in some cases, denial. Our facilities will require permits for air emissions and wastewater discharges, as well as other authorizations, some which must be issued before construction commences. Although we believe that there will be public support for our projects, the permitting process is complex and time consuming and the issuance of permits is subject to the potential for contest and other regulatory uncertainties that may result in unpredictable delays.
Although we have been successful in obtaining the permits that are required at a given stage with respect to the HH Joint Venture and the GC Joint Venture, any retroactive change in policy guidelines or regulations or an opinion that the approvals that have been obtained are inadequate, either at the federal or state level in the United States, or the municipal, provincial or central government levels in China, could require us to obtain additional or new permits or spend considerable resources on complying with such regulations. Other developments, such as the enactment of more stringent environmental requirements, changes in enforcement policies or discovery of previously unknown conditions, could require us to incur significant capital expenditures.
Employees
As of June 30, 2008, we had 201 employees. None of our employees are represented by any collective bargaining unit. We have not experienced any work stoppages, work slowdowns or other labor unrest. We believe that our relations with our employees are good.
Item 1A. Risk Factors
Risks Related to Our Business
We are in an early stage of our development and our business strategies may not be accepted in the marketplace and may not help us to achieve profitability.
We are in an early stage of our development and our lack of operating history or meaningful revenue precludes us from forecasting operating results based on historical results. Our proposed business strategies described in this Annual Report incorporate our senior management’s current best analysis of potential markets, opportunities and difficulties that face us. No assurance can be given that the underlying assumptions accurately reflect current trends in our industry or our customers’ reaction to our products and services or that such products or services will be successful. Our business strategies may and likely will change substantially from time to time as our senior management reassesses its opportunities and reallocates its resources, and any such strategies may be changed or abandoned at any time. If we are unable to develop or implement these strategies through our projects and our U-GAS® technology, we may never achieve profitability. Even if we do achieve profitability, it may not be sustainable, and we cannot predict the level of such profitability.
We utilize a technology with a limited commercial history. If the U-GAS® technology fails to gain or loses market acceptance, our business will suffer.
Although GTI is one of the world’s leading energy research and development organizations with well-equipped research facilities, it does not have marketing resources to fully commercialize its U-GAS® technology. To date, U-GAS® technology has not been used in a large number of commercial facilities. U- GAS® technology may not meet reliability or efficiency targets. If U-GAS® technology is not generally accepted as a low cost energy alternative and we are unable to effectively manage the implementation of U-GAS® technology, our business and operating results could be seriously harmed.

We will require substantial additional funding, and our failure to raise additional capital necessary to support and expand our operations could reduce our ability to compete and could harm our business.
As of June 30, 2008, we had $127.9 million of cash and cash equivalents. We expect to continue to have operating losses until our Hai Hua plant and other projects under development produce significant revenues. We plan to use our cash for:
•	equity contributions of approximately $13.0 million to our Golden Concord project and, if approved, approximately $65.0 to $90.0 million to our YIMA project;

•	the proposed expansion of our Hai Hua project;

•	feasibility and engineering design work for our CONSOL and NAC projects and any future North American projects; and

•	working capital and general corporate purposes.
The actual allocation of and the timing of the expenditures will be dependent on various factors, including changes in our strategic relationships, commodity prices and industry conditions, and other factors that we cannot currently predict, including potential acquisitions of existing plants, facilities or mines. Depending on the expenditures required for the proposed expansion of our Hai Hua project, feasibility and engineering design work for our North American projects and any of the above factors, our expenditures could exceed our current cash balance.
We will need to raise additional capital in calendar year 2009 through equity and debt financing for any new projects that are developed, to support our existing projects and any possible expansions thereof and for our general and administrative expenses from our existing operations. We are also continuing to work with Golden Concord on financing alternatives for that project. We may also need to raise additional funds sooner than expected in order to fund more rapid expansion, cover unexpected construction costs or delays, respond to competitive pressures or acquire complementary energy related products, services, businesses and/or technologies. In addition, we may attempt to secure project financing in order to construct additional plant facilities. Such financing may be used to reduce the amount of equity capital required to complete the project.
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
The termination of our license agreement with GTI or any of our joint venture agreements would materially adversely affect our business and results of operations.
Our license agreement with GTI for U-GAS® technology and our joint ventures in China and the United States are essential to us and our future development. The license agreement terminates on August 31, 2016, but may be terminated by GTI upon certain events of default if not cured by us within specified time periods. In addition, after the two ten year extension periods provided under the license agreement, which are exercisable at our option, we cannot assure you that we will succeed in obtaining an extension of the term of the license at a royalty rate that we believe to be reasonable or at all. Our joint venture agreements do not terminate for many years, but may be terminated earlier due to certain events of bankruptcy or default, or, in the case of Hai Hua, if the purchase and sale contract for syngas is terminated. Termination of any of our joint ventures would require us to seek another collaborative relationship in that territory. We cannot assure you that a suitable alternative third party would be identified, and even if identified, we cannot assure you that the terms of any new relationship would be commercially acceptable to us.

We are dependent on our relationships with our strategic partners for project development.
We are dependent on our relationships with our strategic partners to accelerate our expansion, fund our development efforts, better understand market practices and regulatory issues and more effectively handle challenges that may arise. Our future success will depend on these relationships and any other strategic relationships that we may enter into. We cannot assure you that we will satisfy the conditions required to maintain these relationships under existing agreements or that we can prevent the termination of these agreements. We also cannot assure you that we will be able to enter into relationships with future strategic partners on acceptable terms. The termination of any relationship with an existing strategic partner or the inability to establish additional such relationships may limit our ability to develop our U-GAS® projects and may have a material adverse effect on our business and financial condition.
We may never be able to reach agreements regarding the completion of future projects.
Other than Hai Hua and Golden Concord, all of our other potential development opportunities are in the early stages of development and/or contract negotiations. Our joint ventures with Hai Hua and Golden Concord, discussed under “Business—Current operations and projects,” are currently our only negotiated contracts. We must undertake the time consuming and costly process of fulfilling the requirements of requests for proposals and negotiating contracts before offering our services to industrial complexes. We are unsure of when, if ever, many of these contracts will be negotiated, executed and implemented. There are many reasons that we may fail in our efforts to negotiate, execute and implement contracts with our target customers to provide cost efficient energy services, including the possibilities that: (i) our products and services will be ineffective; (ii) our products and services will be cost prohibitive or will not achieve broad market acceptance; (iii) competitors will offer superior products and services; or (iv) competitors will offer their products and services at a lower cost.
Our projects are subject to an extensive governmental approval process which could delay the implementation of our business strategy.
Selling syngas, methanol and other commodities is highly regulated in many markets around the world. We believe our projects will be supported by the governmental agencies in the areas where the projects will operate because coal-based technologies, which are less burdensome on the environment, are generally encouraged by most governments. However, in China and other developing markets, the regulatory environment is often uncertain and can change quickly, often with contradictory regulations or policy guidelines being issued. In some cases, government officials have different interpretations of such regulations and policy guidelines and project approvals that are obtained by us could later be deemed to be inadequate. Furthermore, new policy guidelines or regulations could alter applicable requirements or require that additional levels of approval be obtained. If we are unable to effectively complete the government approval process in China and other markets in which we intend to operate, our business prospects and operating results could be seriously harmed.

Joint ventures that we enter into present a number of challenges that could have a material adverse effect on our business and results of operations.
Our joint venture with Hai Hua represents a substantial portion of our expected revenue in the near future. In addition, as part of our business strategy, we will enter into other joint ventures or similar transactions, some of which may be material. These transactions typically involve a number of risks and present financial, managerial and operational challenges, including the existence of unknown potential disputes, liabilities or contingencies that arise after entering into the joint venture related to the counterparties to such joint ventures, with whom we share control. We could experience financial or other setbacks if transactions encounter unanticipated problems due to challenges, including problems related to execution or integration. Any of these risks could reduce our revenues or increase our expenses, which could adversely affect our results of operations. In addition, Hai Hua will, and Golden Concord, as well as any other joint ventures that we enter into (including YIMA, CONSOL and NAC), could, be included in our consolidated financial statements. We will rely on personnel in China and the United States to compile this information and deliver it to us in a timely fashion so that the information can be incorporated into our consolidated financial statements prior to the due dates for our annual and quarterly reports. Any difficulties or delays in receiving this information or incorporating it into our consolidated financial statements could impair our ability to file these annual and quarterly reports.
We will manage the design, procurement and construction of our plants. If our management of these issues fails, our business and operating results could suffer.
For our joint ventures with Hai Hua and Golden Concord, and possibly for other projects we may work on in the future (including YIMA, CONSOL and NAC), we are managing plant design, procurement of equipment and are supervising construction. Most of this work has been or will be subcontracted to third parties. We are coordinating and supervising these tasks. Although we believe that this is the most time and cost effective way to build gasification plants in China and elsewhere, we bear the risk of cost and schedule overruns and quality control. If we do not properly manage the design, procurement and construction of our plants, our business and operating results could be seriously harmed. Furthermore, as we continue to improve U-GAS® technology, we may decide to make changes to our equipment that could further delay the construction of our plants.
A portion of our revenues will be derived from the merchant sales of commodities and our inability to obtain satisfactory prices could have a material adverse effect on our business.
In certain circumstances, we plan to sell methanol, DME, synthetic gasoline, SNG, ammonia, hydrogen, nitrogen, elemental sulphur, ash and other commodities into the merchant market. These sales may not be subject to long term offtake agreements and the price will be dictated by the then prevailing market price. Revenues from such sales may fluctuate and may not be consistent or predictable. Our business and financial condition would be materially adversely affected if we are unable to obtain satisfactory prices for these commodities or if prospective buyers do not purchase these commodities.
Our results of operations may fluctuate.
Our operating results may fluctuate significantly as a result of a variety of factors, many of which are outside our control. Factors that may affect our operating results include: (i) our ability to retain new customers; (ii) the cost of coal in China and the United States; (iii) the success and acceptance of U-GAS® technology; (iv) the ability to obtain financing for our projects; (v) shortages of equipment, raw materials or fuel; (vi) approvals by various government agencies; (vii) the inability to obtain land use rights for our projects; and (viii) general economic conditions as well as economic conditions specific to the energy industry. In addition, our results of operation in the near future will be largely affected by syngas production levels at our Hai Hua plant. Under the syngas purchase and sale contract, Hai Hua is only required to pay the energy and capacity fee payments (described in “Description of Business – Current Operations and Projects – Hai Hua) if the syngas produced by the plant meets certain minimum specifications once the plant is in commercial operation. Any failure of this plant to meet these requirements would mean that Hai Hua would not be required to make the energy and capacity fee payments which could in turn have a material adverse effect on our results of operations.

We are dependent on the availability and cost of low rank coal and coal waste and our inability to obtain a low cost source could have an impact on our business.
The success of our projects will depend on the supply of low rank coal and coal waste. We intend to locate projects in areas where low cost coal and coal waste is available or where it can be moved to a project site easily without transportation issues. If we are unable to effectively obtain a source of low cost coal or coal waste for our projects, our business and operating results could be seriously affected.
We are dependent on key personnel who would be difficult to replace.
Our performance is substantially dependent on the continued services and on the performance of our senior management and other key personnel. Our performance also depends on our ability to retain and motivate our officers and key employees. The loss of the services of any of our executive officers or other key employees could have a material adverse effect on our business, results of operations and financial condition. Although we have employment agreements, which include non-competition provisions, with Timothy Vail, our President and Chief Executive Officer, David Eichinger, our Chief Financial Officer, and certain other of our key employees, as a practical matter, those agreements will not assure the retention of our employees and we may not be able to enforce all of the provisions in any such employment agreement, including the non-competition provisions. Our future success also depends on our ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, marketing and customer service personnel. Competition for such personnel is intense, and we cannot assure you that we will be able to successfully attract, integrate or retain sufficiently qualified personnel. In addition, because substantially all of our operations are currently in China, we will be required to retain personnel who reside in, or are willing to travel to, and who speak the language and understand the customs of, China. Our inability to retain these types of individuals could have a material adverse effect on our business, results of operations and financial condition.
Our success will depend in part on our ability to grow and diversify, which in turn will require that we manage and control our growth effectively.
Our business strategy contemplates growth and diversification. As we add to our services, our number of customers, and our marketing and sales efforts, operating expenses and capital requirements will increase. Our ability to manage growth effectively will require that we continue to expend funds to improve our operational, financial and management controls, as well as reporting systems and procedures. In addition, we must effectively recruit new employees, and once hired, train and manage them. From time to time, we may also have discussions with respect to potential acquisitions, some of which may be material, in order to further grow and diversify our business. However, acquisitions are subject to a number of risks and challenges, including difficulty of integrating the businesses, adverse effects on our earnings, existence of unknown liabilities or contingencies and potential disputes with counterparties. We will be unable to manage our business effectively if we are unable to alleviate the strain on resources caused by growth in a timely and successful manner. We cannot assure you that we will be able to manage our growth and a failure to do so could have a material adverse effect on our business.
We face intense competition. If we cannot gain market share among our competition, we may not earn revenues and our business may be harmed.
The business of providing energy is highly competitive. In the gasification market, large multi-national industrial corporations, such as General Electric, Shell, ConocoPhillips and Siemens (with entrained flow technologies), and smaller Chinese firms (with atmospheric pressure technologies) offer coal gasification equipment and services. Although we do not directly compete with the multi-national industrial corporations, their activities in the marketplace may negatively impact our operations and our ability to attract quality projects. In addition, new competitors, some of whom may have extensive experience in related fields or greater financial resources, may enter the market. Increased competition could result in a loss of contracts and market share. Either of these results could seriously harm our business and operating results. In addition, there are a number of gasification and conventional, non-gasification, coal-based alternatives for producing heat and power that could compete with our technology in specific situations. If we are unable to effectively compete with other sources of energy, our business and operating results could be seriously harmed.

In our areas of operation, the projects we intend to build are subject to rigorous environmental regulations, review and approval. We cannot assure you that we will be able to obtain such approvals, satisfy applicable requirements or maintain approvals once granted.
Our operations are subject to stringent laws and regulations governing the discharge of materials into the environment, remediation of contaminated soil and groundwater, siting of facilities or otherwise relating to environmental protection. Numerous governmental agencies, such as the EPA and other state and local regulatory authorities in the United States, as well as various Chinese authorities at the municipal, provincial or central government level, issue regulations to implement and enforce such laws, which often require difficult and costly compliance measures that carry substantial potential administrative, civil and criminal penalties or may result in injunctive relief for failure to comply. These laws and regulations may require the acquisition of a permit before construction and/or operations at a facility commence, restrict the types, quantities and concentrations of various substances that can be released into the environment in connection with such activities, limit or prohibit construction activities on certain lands lying within wilderness, wetlands, ecologically sensitive and other protected areas and impose substantial liabilities for pollution resulting from our operations. We believe that we are in substantial compliance with current applicable environmental laws and regulations. Although to date we have not experienced any material adverse effect from compliance with existing environmental requirements, we cannot assure you that we will not suffer such effects in the future.
In China, developing, constructing and operating gasification facilities is highly regulated. In the development stage of a project, the key government approvals are the project’s environmental impact assessment report, or EIA, feasibility study (also known as the project application report) and, in the case of a Sino-foreign joint venture, approval of the joint venture company’s joint venture contract and articles of association. Approvals in China are required at the municipal, provincial and/or central government levels depending on the total size of the investment in the project. Prior to commencing full commercial operations, we also need additional environmental approvals to ensure that the facility will comply with standards adopted in the EIA.
Although we have been successful in obtaining the permits that are required at this stage of our development, any retroactive change in policy guidelines or regulations or an opinion that the approvals that have been obtained are inadequate could require us to obtain additional or new permits or spend considerable resources on complying with such requirements or delay commencement of construction. Other developments, such as the enactment of more stringent environmental laws, regulations or policy guidelines or more rigorous enforcement procedures, or newly discovered conditions, could require us to incur significant capital expenditures.
We may incur substantial liabilities to comply with climate control legislation and regulatory initiatives.
Recent scientific studies have suggested that emissions of certain gases, commonly referred to as “greenhouse gases,” may be contributing to warming of the Earth’s atmosphere. Carbon dioxide, a byproduct of burning fossil fuels such as coal, is an example of a greenhouse gas. Our plants using U-GAS® technology may release a significant amount of carbon dioxide. In response to such studies, many countries are actively considering legislation, and many states in the United States have already taken legal measures, to reduce emissions of greenhouse gases. Although we plan to use advanced technologies to actively utilize and sequester any greenhouse gas emission, new legislation or regulatory programs that restrict emissions of greenhouse gases in areas in which we conduct business could have an adverse affect on our operations, costs and ability to operate our plants.

In the United States, carbon dioxide may be regulated in the future by the EPA as an air pollutant requiring us to obtain additional permits, meet additional control requirements, and install additional environmental mitigation equipment, which could adversely affect our financial performance. The United States Supreme Court recently decided a case in which it ruled that carbon dioxide is an air pollutant under the Clean Air Act for the purposes of motor vehicle emissions. The lawsuit sought to require the EPA to regulate carbon dioxide in vehicle emissions. If the EPA regulates carbon dioxide emissions by plants such as ours, we may have to apply for additional permits or we may be required to install carbon dioxide mitigation equipment or take other as yet unknown steps to comply with these potential regulations. Compliance with any future regulation of carbon dioxide, if it occurs, could be costly and may delay our development of projects in the U.S. Even if we obtain all of our necessary permits, the air quality standards or the interpretation of those standards may change, thus requiring additional control equipment or more stringent permitting requirements. Such requirements could significantly increase the operating costs and capital costs associated with any future development, expansion or modification of a plant.
Limited continuing rights of prior licensees of U-GAS® technology could limit the exclusivity of our license and materially adversely affect our business and results of operations.
Prior to granting us an exclusive license to manufacture, make, use and sell worldwide both U-GAS® coal gasification systems and coal and biomass mixture gasification systems that utilize coal and biomass blends having feedstock materials containing up to 60% coal and no more than 40% biomass, GTI licensed U-GAS® technology to five other entities, all of which have been terminated. We rely on our exclusive license with GTI for U-GAS® technology to negotiate, enter into and implement contracts with partners and customers and to further develop our business and operations. Certain predecessor licensees may have limited continuing rights under their license agreements with GTI or may have sublicensed the technology. Although neither we nor GTI are aware of any continued use or development of U-GAS® technology by any of these prior licensees or sublicensees, it is possible that the exclusivity of our license of U-GAS® technology may be restricted in certain areas of the world. If such rights do in fact exist, GTI does not intend to provide technical or any other support to such licensees. Despite this, any such limitations on the exclusivity of the license could have a materially adverse effect on our business and results of operations.
We face the potential inability to protect our intellectual property rights which could have a material adverse effect on our business.
We rely on proprietary technology licensed from GTI. Our license agreement with GTI for U-GAS® technology (described under “Business—GTI agreements—License agreement”) is a critical component of our business. GTI’s proprietary technical know-how is critical to the use of the technology and all of the prior patents granted around U-GAS® technology have expired. We are improving the technology and we plan to create new technologies around the core U-GAS® technology and have applied for new patents for these improvements and new technologies. Proprietary rights relating to U-GAS® technology are protected from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents or are maintained in confidence. There can be no assurance that patents will be issued from any pending or future patent applications owned by or licensed to us or that the claims allowed under any issued patents will be sufficiently broad to protect our technology. In addition, our ability to obtain patent protection may be affected by the terms of our license agreement with GTI for U-GAS® technology. In the absence of patent protection, we may be vulnerable to competitors who attempt to copy our technology or gain access to our proprietary information and technical know-how. In addition, we rely on proprietary information and technical know-how that we seek to protect, in part, by entering into confidentiality agreements with our collaborators, employees, and consultants. We cannot assure you that these agreements will not be breached, that we would have adequate remedies for any breach or that our trade secrets will not otherwise become known or be independently developed by competitors.

Proceedings initiated by us to protect our proprietary rights could result in substantial costs to us. We cannot assure you that our competitors will not initiate litigation to challenge the validity of our patents, or that they will not use their resources to design comparable products that do not infringe upon our patents. Pending or issued patents held by parties not affiliated with us may relate to our products or technologies. We may need to acquire licenses to, or contest the validity of, any such patents. We cannot assure you that any license required under any such patent would be made available on acceptable terms or that we would prevail in any such contest. We could incur substantial costs in defending ourselves in suits brought against us or in suits in which we may assert our patent rights against others. If the outcome of any such litigation is unfavorable to us, our business and results of operations could be materially and adversely affected.
Our controls and procedures may fail or be circumvented.
Our management regularly reviews and updates our internal control over financial reporting, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls and procedures, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations and financial condition.
We are subject to the requirements of Section 404 of the Sarbanes-Oxley Act. If we are unable to maintain compliance with Section 404 or if the costs related to compliance are significant, our profitability, stock price and results of operations and financial condition could be materially adversely affected.
We are required to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 for the fiscal year ending June 30, 2008, and thereafter. Section 404 and the related Securities and Exchange Commission’s implementing rules, require that management disclose whether the CEO and CFO maintained internal control over financial reporting that, among other things, provides reasonable assurance that material errors in our external financial reports will be prevented or detected on a timely basis, and that we maintain support for that disclosure that includes evidence of our evaluation of the design and operation of our internal control. We are a small company with limited financial resources and our finance and accounting staff is very limited.
The out-of-pocket and other additional costs, the diversion of management’s attention from running the day-to-day operations and operational changes caused by the need to have reasonable assurance that our external financial statements are free of material error are significant. If the time and costs associated with such compliance exceed our current expectations, our results of operations could be affected. Management has also identified that we have insufficient finance and accounting resources with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with our financial reporting requirements and our operations. We are actively searching for additional finance and accounting personnel to assist in compliance with our financial reporting obligations. See Item 9A. Controls and Procedures in this report for further discussion.
We cannot be certain that we will be able to successfully maintain the procedures, certification and attestation requirements of Section 404 or that we or our auditors will not identify material weaknesses in internal control over financial reporting in the future. If we are unable to maintain compliance with Section 404, investors could lose confidence in our financial statements, which in turn could harm our business and negatively impact the trading price of our common stock.

Risks Related to Our Chinese Operations
Our results of operations would be negatively affected by potential currency fluctuations in exchange rates with foreign countries.
Currency fluctuations, devaluations and exchange restrictions may adversely affect our liquidity and results of operations. Exchange rates are influenced by political or economic developments in China, the United States or elsewhere and by macroeconomic factors and speculative actions. In some countries, local currencies may not be readily converted into U.S. dollars or other hard currencies or may only be converted at government controlled rates, and, in some countries, the transfer of hard currencies offshore has been restricted from time to time. Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedges may be limited and we may not be able to successfully hedge our exposure, if at all.
Fluctuations in exchange rates can have a material impact on our costs of construction, our operating expenses and the realization of revenue from the sale of commodities. We cannot assure you that we will be able to offset any such fluctuations and any failure to do so could have a material adverse effect on our business, financial condition and results of operations. In addition, our financial statements are expressed in U.S. dollars and will be negatively affected if foreign currencies, such as the Chinese Renminbi Yuan, depreciate relative to the U.S. dollar. In addition, our currency exchange losses may be magnified by exchange control regulations in China or other countries that restrict our ability to convert into U.S. dollars.
Our operations in China may be adversely affected by evolving economic, political and social conditions.
Our operations are subject to risks inherent in doing business internationally. Such risks include the adverse effects on operations from war, international terrorism, civil disturbances, political instability, governmental activities and deprivation of contract and property rights. In particular, since 1978, the Chinese government has been reforming its economic and political systems, and we expect this to continue. Although we believe that these reforms have had a positive effect on the economic development of China and have improved our ability to do business in China, we cannot assure you that these reforms will continue or that the Chinese government will not take actions that impair our operations or assets in China. In addition, periods of international unrest may impede our ability to do business in other countries and could have a material adverse effect on our business and results of operations.
Long term offtake agreements could be difficult to obtain and, if obtained, enforce because of China’s underdeveloped legal system.
Historically, it has been difficult to enter into or otherwise obtain long term offtake agreements in China. Even if we are able to enter into such agreements for syngas, power and other commodities in the future, we may have difficulty seeking remedies under the agreements due to less certainty under China’s legal system, as compared to Western countries. We will seek to mitigate this risk by (i) dealing with reliable partners, (ii) obtaining all requisite government approvals, (iii) developing projects with good underlying economics, (iv) developing modular plants that can be moved away in an extreme circumstance, (v) using local banks to finance a majority of our project costs, and (vi) including enforceable arbitration provisions in all project agreements. The success of our business depends in part on our ability to successfully negotiate, implement and manage the offtake agreements. As a result, our business and financial condition would be materially adversely affected if we are unable to enter into these agreements, or if entered to, to mitigate the risks associated with these agreements.

Foreign laws may not afford us sufficient protections for our intellectual property, and we may not be able to obtain patent protection outside of the United States.
Despite continuing international pressure on the Chinese government, intellectual property rights protection continues to present significant challenges to foreign investors and, increasingly, Chinese companies. Chinese commercial law is relatively undeveloped compared to the commercial law in our other major markets and limited protection of intellectual property is available in China as a practical matter. Although we have taken precautions in the operations of our Chinese subsidiaries to protect our intellectual property, any local design or manufacture of products that we undertake in China could subject us to an increased risk that unauthorized parties will be able to copy or otherwise obtain or use our intellectual property, which could harm our business. We may also have limited legal recourse in the event we encounter patent or trademark infringement. Uncertainties with respect to the Chinese legal system may adversely affect the operations of our Chinese subsidiaries. China has put in place a comprehensive system of intellectual property laws; however, incidents of infringement are common and enforcement of rights can, in practice, be difficult. If we are unable to manage our intellectual property rights, our business and operating results may be seriously harmed.
Chinese regulations of loans and direct investment by offshore entities to Chinese entities may delay or prevent us from utilizing proceeds of funds to make loans or additional capital contributions to our operations in China, which could materially and adversely affect our liquidity and our ability to fund and expand our business.
We may make loans or additional capital contributions to our operations in China. Any loans to our Chinese operations are subject to Chinese regulations and approvals. For example, in fulfilling our guarantee to the project debt to the GC Joint Venture, we may make loans directly to GC Joint Venture which is a foreign-invested enterprise regarded as a Chinese domestic entity. Such loans by us cannot exceed statutory limits and must be registered with the Chinese State Administration of Foreign Exchange or its local counterpart. We may also decide to finance our Chinese operations by means of capital contributions. This capital contribution must be approved by the Chinese Ministry of Commerce or its local counterpart. We cannot assure you that we will be able to obtain these government registrations or approvals on a timely basis, if at all, with respect to future loans or capital contributions by us to our Chinese operations or any of their subsidiaries. If we fail to receive such registrations or approvals, our ability to use the proceeds of this offering and to capitalize our Chinese operations may be negatively affected, which could adversely and materially affect our liquidity and ability to fund and expand our business.
Risks Related to our Common Stock
We may have a contingent liability arising out of the issuance of shares by Tamborine.
In April 2005, we completed a merger with Tamborine Holdings, Inc., a shell company trading on the Pink Sheets, or Tamborine. 6,000,000 shares of Tamborine common stock remained outstanding after the merger and, through the merger and the related transactions, such shares became shares of our common stock. Prior to the merger, Tamborine filed two broker-dealer diligence forms with the Pink Sheets under Rule 15c2-11 of the Securities and Exchange Act of 1934, as amended, or the Exchange Act, stating that 6,000,000 shares of Tamborine common stock had been sold in 2004 pursuant to an exemption from registration under Rule 504 of the Securities Act and that such shares were freely tradable under U.S. securities laws. It is our belief that these forms were filed to permit trading of the Tamborine common stock on the Pink Sheets.

We believe that the 6,000,000 shares that were represented to be “freely tradable” in Tamborine’s filings, and which remained outstanding after the merger, were not in fact freely tradable when issued. There are no available definitive records, other than Tamborine’s 15c2-11 filings, regarding the issuance of those shares or the possible exemptions from registration under federal and state securities laws that were used to issue the shares or permit trading of the shares on the Pink Sheets. We believe that the filings may have been based on an incorrect and outdated interpretation of Rule 504. This means that resales of these shares on the Pink Sheets may have been in violation of applicable securities laws because the shares were in fact restricted and not freely tradable. Trading by subsequent holders may have been in accordance with applicable securities laws based on other available exemptions, but we do not have any documentation to confirm any such conclusions.
Due to increases in our stock price and positive developments in our business since 2005, it is possible that these events have not generated significant liabilities to us. Regardless, we have taken a number of steps to mitigate these issues. In the spring of 2007, we conducted a rescission offer to purchasers in our prior private placements and none of the purchasers elected to accept the offer. We also filed a registration statement with the Securities and Exchange Commission causing us to become a reporting company under the Exchange Act, which simplifies the use of Rule 144 to trade our securities for eligible stockholders and provides more complete information to stockholders. We also listed our common stock on The NASDAQ Stock Market to create a more liquid market for our stockholders. Federal and state regulatory agencies could, however, re-examine these events and commence proceedings against us, our officers and directors (former and current) and the other individuals involved. Given the above facts, it is not possible at this time to predict the likelihood that we will in fact have any liability arising out of these events or the amount of such liability, if any.
Our historic stock price has been volatile and the future market price for our common stock is likely to continue to be volatile.
The public market for our common stock has historically been very volatile. Any future market price for our shares is likely to continue to be very volatile. Since we began trading on The NASDAQ Capital Market on November 2, 2007, our common stock has traded at prices as low as $6.56 per share and as high as $15.92 per share. This price volatility may make it more difficult for you to sell shares when you want at prices you find attractive. We do not know of any one particular factor that has caused volatility in our stock price. However, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies. Broad market factors and the investing public’s negative perception of our business may reduce our stock price, regardless of our operating performance.
Our common stock was thinly traded on the Pink Sheets and has continued to be thinly traded on The NASDAQ Stock Market.
Prior to trading on The NASDAQ Stock Market, our common stock was quoted on the Pink Sheets. Our stock was usually thinly traded and the trading price was highly volatile. Although our common stock is now traded on The NASDAQ Stock Market, the trading volume has been low and we cannot assure you that this change will increase the trading volume or decrease the volatility of the trading price of our common stock.  We cannot assure you that a more active trading market will develop even if we issue more equity in the future.
The market valuation of our business may fluctuate due to factors beyond our control and the value of your investment may fluctuate correspondingly
The market valuation of energy companies, such as us, frequently fluctuate due to factors unrelated to the past or present operating performance of such companies. Our market valuation may fluctuate significantly in response to a number of factors, many of which are beyond our control, including:
•	Changes in securities analysts’ estimates of our financial performance;

•	Fluctuations in stock market prices and volumes, particularly among securities of energy companies;

•	Changes in market valuations of similar companies;

•	Announcements by us or our competitors of significant contracts, new technologies, acquisitions, commercial relationships, joint ventures or capital commitments;

•	Variations in our quarterly operating results;

•	Fluctuations in coal, oil, natural gas, methanol and ammonia prices;

•	Loss of a major customer of failure to complete significant commercial contracts;

•	Loss of a relationship with a partner; and

•	Additions or departures of key personnel.
As a result, the value of your investment in us may fluctuate.
Investors should not look to dividends as a source of income
In the interest of reinvesting initial profits back into our business, we do not intend to pay cash dividends in the foreseeable future. Consequently, any economic return will initially be derived, if at all, from appreciation in the fair market value of our stock, and not as a result of dividend payments.
Item 1B. Unresolved Staff Comments
None.
Item 2. Description of Property
Our corporate office occupies approximately 10,000 square feet of leased office space in Houston, Texas. We also lease approximately 6,000 square feet of office spaces in Shanghai, China. The HH Joint Venture plant is constructed on approximately 375,000 square feet of land under 50-year land use rights acquired from the Chinese government. The plant buildings and related structures occupy approximately 198,000 square feet. The GC Joint Venture has also purchased 50-year land use rights from the Chinese government for approximately 2,580,000 square feet on land and that plant is under construction. Over time, additional facilities will be required as we develop new projects and add personnel to advance our commercial and technical efforts.
Item 3. Legal Proceedings
Neither we nor any of our property is subject to any material pending legal proceedings.
Item 4. Submission of Matters to a Vote of Security Holders
None.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Price for Common Stock and Stockholders
Our common stock was quoted on the Pink Sheets from March 29, 2005 until November 2, 2007 when it began trading on the NASDAQ Capital Market under the symbol SYMX. On August 18, 2008, our common stock commenced trading on the NASDAQ Global Market.
The following table sets forth the range of the high and low sale prices, as reported by the respective exchanges, for our common stock for the periods indicated.

	Sales Price
	High	Low
Year Ending June 30, 2007:
First Quarter	$8.00	$6.00
Second Quarter	$7.50	$5.50
Third Quarter	$6.75	$5.00
Fourth Quarter	$11.00	$5.70

Year Ending June 30, 2008:
First Quarter	$10.70	$5.05
Second Quarter	$13.80	$9.35
Third Quarter	$15.92	$6.56
Fourth Quarter	$13.90	$7.75
As of September 5, 2008, our authorized capital stock consists of 100,000,000 shares of common stock, of which 48,010,921 shares of common stock were issued and outstanding. As of such date, there were approximately 201 holders of record of our common stock. All common stock held in street names are recorded in the Company’s stock register as being held by one stockholder.
Dividend Policy
We have not paid dividends on our common stock and do not anticipate paying cash dividends in the immediate future as we contemplate that our cash flows will be used for continued growth of our operations. The payment of future dividends, if any, will be determined by the Board of Directors in light of conditions then existing, including our earnings, financial condition, capital requirements, and restrictions in financing agreements, business conditions and other factors.

Securities Authorized For Issuance Under Equity Compensation Plans
The following table sets forth information regarding our existing equity compensation plans as of June 30, 2008.

Equity Compensation Plan Information
			Weighted average	Number of securities remaining
	Number of securities to		exercise	available for future issuance
	be issued upon exercise		price of outstanding	under equity compensation
	of outstanding options,		options, warrants and	plans (excluding securities
	warrants and rights		rights	reflected in column (a))
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by security holders (1)	7,136,000	(2)	$4.90	766,200	(2)
Equity compensation plans not approved by security holders	—		—	—

Total as of June 30, 2008	7,136,000		$4.90	766,200

(1)	Consists of the Amended and Restated 2005 Plan, as amended, or the Plan.

(2)	Of the total 8,000,000 shares under the Plan, 7,136,000 options were outstanding at June 30, 2008 and 5,800 stock grants had been issued under the Plan. These shares immediately vested upon grant.

Performance Graph
The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.
The following graph compares, for the period from June 13, 2007 to June 30, 2008, the cumulative stockholder return on our common stock with the cumulative total return on the NASDAQ Clean Edge Index and a peer group selected by us. The comparison assumes that $100 was invested on June 13, 2007: (i) in our common stock, (ii) the NASDAQ Clean Edge Index and (iii) the peer group, and further assumes all dividends were reinvested. The stock price performance reflected on the following graph is not necessarily indicative of future stock price performance.
Comparison of Cumulative Total Return Among Synthesis Energy Systems, Inc.,
NASDAQ Clean Edge Index and Peer Group
Our peer group is comprised of the following companies: Evergreen Energy, Inc., Rentech, Inc., Syntroleum Corp. and Headwaters, Inc.
We are excluded from the peer group for purposes of the comparative performance graph.

Item 6. Selected Financial Data
The following table presents selected consolidated financial data as of the dates and for the periods indicated. The selected consolidated balance sheet data as of June 30, 2008 and 2007 and the selected consolidated statement of operations data and other financial data for the period from November 4, 2003 (inception) through June 30, 2008 and for each of the years ended June 30, 2008 and 2007 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report. The historical results are not necessarily indicative of the operating results to be expected in the future. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the accompanying notes included elsewhere in this Annual Report. Among other things, those financial statements include more detailed information regarding the basis of presentation for the following consolidated financial data.
Consolidated statements of operations data

				November 4,
				2003
	Year Ended	Year Ended	Year Ended	(inception)
	June 30, 2008	June 30, 2007	June 30, 2006	to June 30, 2008
Revenue	$328,105	$—	$—	$328,105

Cost of goods sold:

Depreciation	732,490	—	—	732,490

Other	2,394,873	—	—	2,394,873

Total cost of goods sold	3,127,363	—	—	3,127,363

Gross Loss	(2,799,258)	—	—	(2,799,258)
General and administrative expenses and other expenses:
General and administrative expenses	13,617,036	5,865,922	1,023,229	20,744,090
Stock-based compensation expenses	6,028,911	6,640,562	3,042,979	15,712,452
Project and technical development expenses	5,615,232	1,135,679	1,245,164	8,127,708

Operating loss	(28,060,437)	(13,642,163)	(5,311,372)	(47,383,508)

Non-operating (income) expense:
Interest income	(396,927)	(462,979)	(128,996)	(1,002,525)
Interest expense	387,917	—	—	390,357

Net loss before minority interest	(28,051,427)	(13,179,184)	(5,182,376)	(46,771,340)

Minority interest	609,943	36,751	—	646,694

Net loss	$(27,441,484)	$(13,142,433)	$(5,182,376)	$(46,124,646)

Net loss per share:
Basic and diluted	$(0.80)	$(0.47)	$(0.19)	$(1.59)

Weighted average common shares outstanding:
Basic and diluted	34,384,749	27,851,642	27,754,139	28,967,903

Consolidated balance sheet information

	Year Ended	Year Ended	Year Ended
	June 30, 2008	June 30, 2007	June 30, 2006
Total current assets	$130,719,080	$6,786,773	$3,196,133
Total assets	177,746,841	38,471,506	3,213,548
Total current liabilities	13,073,626	6,841,216	328,198
Total long-term liabilities	11,167,646	12,080,625	—
Total liabilities	24,241,272	18,921,841	328,198
Total stockholders’ equity	150,537,044	19,094,865	2,885,350
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of this Annual Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
Business Overview
We build, own and operate coal gasification plants that utilize our proprietary U-GAS® fluidized bed gasification technology to convert low rank coal and coal wastes into higher value energy products, such as transportation fuels and ammonia. We believe that we have several advantages over commercially available competing technologies, such as entrained flow and fixed bed, including our ability to use all ranks of coals (including low rank, high ash and high moisture coals, which are significantly cheaper than higher grade coals), many coal waste products and biomass feed stocks, which provide greater fuel flexibility, and our ability to operate efficiently on a smaller scale, which enables us to construct plants more quickly, at a lower capital cost and in many cases closer proximity to coal sources.
Our principal business activities are currently focused in China and the United States, areas which are estimated by the U.S. Department of Energy to represent a combined 40% of total global coal reserves. Our first commercial scale coal gasification plant is located in Shandong Province, China and has been in operation since January 2008. We have a second plant under construction in the Inner Mongolia Autonomous Region of China and have plants under development in Henan Province, China, West Virginia, Mississippi and North Dakota.
The target size of our plants is 100 MW (equivalent) to 400 MW (equivalent) costing from approximately $100 million to several hundred million dollars to build. Our gasification plants can produce synthesis gas, or syngas, a mixture of hydrogen, carbon monoxide and other products. Depending on local market need and fuel sources, syngas can in turn be used to produce methanol, DME, SNG, ammonia, synthetic gasoline, steam, power and other byproducts (e.g., sulphur, carbon dioxide or ash).

Our business strategy includes the following elements:
•
Execute on projects currently under development. We intend to leverage our success to date at Hai Hua in our ongoing business development efforts. Our projects under development are also expected to have a significant impact on our business development efforts and financial results once they are completed and producing. We believe that our Golden Concord project, the expansion of our Hai Hua project and, if approved, our YIMA, CONSOL and NAC projects, will demonstrate our ability to expand into increasingly larger projects and new product markets, which we believe will lead to additional future projects.

•
Leverage our relationships with our strong strategic partners for project development.  China is presently our primary market, where our efforts have been focused primarily on facilities producing syngas, methanol and DME. We have also focused on expanding our relationship with our current partners, and developing new relationships with strategic partners in the key coal-to-chemicals regions of China. We are also working with partners that control coal and coal waste resources to develop projects in the United States that focus on methanol, ammonia, SNG and synthetic gasoline markets.

•
Concentrate our efforts on opportunities where our U-GAS® technology provides us with a clear competitive advantage.  We believe that we have the greatest competitive advantage using our U-GAS ® technology in situations where there is a ready source of low rank, low cost coal or coal waste to utilize as fuel and the project scale is in our target size of up to 400 MW (equivalent).

•
Continue to develop and improve U-GAS® technology. We are continually seeking to improve the overall plant availability, plant efficiency rates and fuel handling capabilities of the existing U-GAS ® gasification technology. To date, we have filed six patent applications relating to improvements to the U-GAS ® technology.

•
Investigate acquisition opportunities. As our business continues to develop, we plan to evaluate acquisition opportunities, including existing plants, facilities or coal mines, where we could enhance the economics with our U-GAS ® technology.

Results of Operations
We are in our development stage and therefore have had limited operations. We generated our first revenues of $328,105 during the year ended June 30, 2008. We have sustained net losses of approximately $46.1 million from November 4, 2003, the date of our inception, to June 30, 2008. We have primarily financed our operations to date through private placements and two public offerings of our common stock. As discussed in “Liquidity and Capital Resources” below, we will need to raise additional capital through equity and debt financing for any new projects that we develop and to support possible expansion of our existing operations. In particular, we may attempt to secure non-recourse debt financing in order to construct additional plants. Such financing may be used on a project basis to reduce the amount of equity capital required to complete the project.
Year Ended June 30, 2007 compared with Year Ended June 30, 2008
Revenue
We had no revenue during the year ended June 30, 2007 compared to $328,105 during the year ended June 30, 2008. Revenue during the year ended June 30, 2008 was predominately from the sale of syngas produced at the HH Joint Venture plant in China as well as revenue from project development fees.
Cost of goods sold
There were no costs of goods sold during the year ended June 30, 2007 compared to $3,127,363 during the year ended June 30, 2008. Cost of goods sold during the year ended June 30, 2008 primarily included direct materials (mainly coal) of $1.1 million, electricity of $0.8 million, plant depreciation expense of $0.7 million, indirect material of $0.2 million and other production overhead costs of $0.3 million.

General and administrative expenses
General and administrative expenses increased 132.1% from $5.9 million during the year ended June 30, 2007 to $13.6 million during the year ended June 30, 2008. The increase of $7.7 million was primarily due to an increase in salaries and incentive wages as a result of increased staffing levels, and to a lesser extent, an increase in travel expenses associated with activities in China, investor relations expenses, outside consulting and accounting fees incurred in connection with Sarbanes-Oxley Act compliance requirements and legal fees.
Stock-based compensation expenses
Stock-based compensation expense decreased from $6.6 million during the year ended June 30, 2007 to $6.0 million during the year ended June 30, 2008. The decrease was due to the partial immediate vesting of options granted to certain members of senior management in prior periods. Stock-based compensation expense includes expense related to both service and performance-based vesting stock options.
Project and technical development expenses
Project and technical development expenses increased 394.4% from $1.1 million during the year ended June 30, 2007 to $5.6 million during the year ended June 30, 2008. The increase was primarily due to increased expenditures related to our projects with CONSOL, Hai Hua and Golden Concord and the amortization of $1.25 million of the GTI facility reservation and use fee for calendar year 2008.
Interest income
Interest income decreased from $0.5 million during the year ended June 30, 2007 to $0.4 million for the year ended June 30, 2008. The decrease was primarily due to lower effective interest rates partially offset by higher interest income from higher cash balances due to investment of the proceeds from equity offerings during the year.
Interest expense
There was no interest expense recorded during the year ended June 30, 2007 compared to $0.4 million recorded during the year ended June 30, 2008. Prior to the Hai Hua plant being placed into service, interest expense related to the HH Joint Venture’s outstanding loan with the Industrial and Commercial Bank of China (“ICBC”) was capitalized. The Hai Hua plant was commissioned in January 2008. Interest on the ICBC loan has been expensed from that point forward.
Net loss
Net loss for the year ended June 30, 2007 was $13.1 million, or $0.47 per share, compared to a net loss of $27.4 million or $0.80 per share, during the year ended June 30, 2008.
Year Ended June 30, 2006 compared with Year Ended June 30, 2007
Revenue
We had no revenue during either of the years ended June 30, 2006 and 2007.
Cost of goods sold
We had no costs of goods sold during either of the years ended June 30, 2006 and 2007.

General and administrative expenses
General and administrative expenses increased 473.3% from $1.0 million during the year ended June 30, 2006 to $5.9 million during the year ended June 30, 2007. The increase of $4.9 million was primarily due to an increase in salaries and incentive wages as a result of increased staffing levels, and to a lesser extent, an increase in travel expenses associated with activities in China, investor relations expenses, outside consulting and accounting fees.
Stock-based compensation expenses
Stock-based compensation expense increased 118.2% from $3.0 million during the year ended June 30, 2006 to $6.6 million during the year ended June 30, 2007. The increase was due to the partial immediate vesting of options granted to certain members of senior management upon the initial grant of those options during the year ended June 30, 2006.
Project and technical development expenses
Project and technical development expenses decreased 8.8% from $1.2 million during the year ended June 30, 2006 to $1.1 million during the year ended June 30, 2007.
Interest income
Interest income increased from $0.1 million during the year ended June 30, 2006 to $0.5 million for the year ended June 30, 2007. The increase was primarily due to higher cash balances during the year.
Interest expense
There was no interest expense recorded during either of the years ended June 30, 2006 and 2007.
Net loss
Net loss for the year ended June 30, 2006 was $5.2 million, or $0.19 per share, compared to a net loss of $13.1 million, or $0.47 per share, during the year ended June 30, 2007.
Liquidity and Capital Resources
We are in our development stage and have financed our operations to date through private placements of our common stock in 2005 and 2006 and two public offerings, one in November 2007 and one in June 2008. In calendar year 2005, we issued 2,000,000 shares of common stock in a private placement for net proceeds of $4.9 million. In August 2006, we issued 3,345,715 shares of common stock in a private placement for net proceeds of $16.2 million. In November 2007, we received net proceeds of $49.2 million from a public offering of 5,951,406 shares of our common stock at a price to the public of $9.00 per share. In addition, we received net proceeds of $99.2 million from a public offering in which we sold 11,500,000 shares of our common stock at a price to the public of $9.25 per share. We have used the proceeds of these offerings for the development of our joint ventures in China and to pay other development expenses and general and administrative expenses. In addition, we have entered into a loan agreement to fund certain of the expenses of the HH Joint Venture. The following summarizes the uses of equity capital and debt as of June 30, 2008 with respect to our projects.

Hai Hua Joint Venture
Our first project is the HH Joint Venture, through which we and Hai Hua developed, constructed and are now operating a syngas production plant utilizing U-GAS® technology in Zaozhuang City, Shandong Province, China designed to produce approximately 28,000 standard cubic meters per hour of gross syngas. We recently received government approvals for the expansion of the plant to a production capacity of approximately 45,000 standard cubic meters per hour. The plant produces and sells syngas and the various by-products of the plant, including ash, elemental sulphur, hydrogen and argon. Hai Hua, an independent producer of coke and coke oven gas, owns a subsidiary engaged in methanol production. In exchange for their respective ownership shares in the HH Joint Venture, SES Investments contributed $9.1 million in equity capital, and Hai Hua contributed $480,000 in equity capital. On March 22, 2007, the HH Joint Venture entered into a seven-year loan agreement and received $12.6 million of loan proceeds pursuant to the terms of a Fixed Asset Loan Contract with the ICBC to complete the project financing for the HH Joint Venture. Key terms of the Fixed Asset Loan Contract with ICBC are as follows:
•	Term of the loan is seven years from the commencement date (March 22, 2007) of the loan;

•
Interest for the first year is 7.11% to be adjusted annually based upon the standard rate announced each year by the People’s Bank of China. As of June 30, 2008, the applicable interest rate was 7.83%. Interest is payable monthly on the 20th day of each month;

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

As of June 30, 2008, the HH Joint Venture had spent all of the remaining restricted cash from the proceeds of the ICBC loan on construction and equipment costs of the plant.
Construction of the Hai Hua plant has been completed and, as of June 30, 2008, we have capitalized a total of $37.3 million to property, plant and equipment. The increase in cost from our previous estimate of $29.0 million was primarily due to (i) several design improvements, (ii) changes in exchange rates between the U.S. dollar and the Chinese Renminbi Yuan, (iii) increases in material costs and (iv) equipment redundancies built in our plant processes. The plant produced its first syngas in December 2007 and initial syngas sales commenced in February 2008.
We are also party to a purchase and sale contract with Hai Hua for syngas produced by the plant, whereby Hai Hua will pay us an energy fee and capacity fee based on the syngas production. The syngas to be purchased by Hai Hua is subject to certain quality component requirements set forth in the contract. Until the plant is in commercial operation (for purposes of the purchase and sale contract) and the syngas produced meets the quality component requirements, Hai Hua is not required to pay the energy or capacity fees. As of June 30, 2008, the commercial operation date had not been determined as the HH Joint Venture was working to meet certain quality component requirements of the syngas purchase and sale contract. As a result, Hai Hua is required to pay a negotiated fee for any syngas purchased.
Golden Concord Joint Venture
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
As of June 30, 2008, we have funded a total of $3.3 million of our equity contribution and Golden Concord has funded an additional $3.1 million of their equity contribution. We are also required to fund $13.0 million, representing the remainder of our equity contribution, no later than September 3, 2009.
CONSOL Energy
We are party to an agreement with CONSOL Energy Inc., the largest producer of bituminous coal in the United States, or CONSOL, to investigate the development of coal-based gasification facilities to replace domestic production of various industrial chemicals and unleaded gasoline. CONSOL produces over 20 million tons per year of coal preparation plant tailings that could be used to make valuable liquid and gas products instead of land-filling the coal trapped in this material as waste. In April 2008, we completed the feasibility and initial engineering studies analyzing potential projects in Ohio, Pennsylvania and West Virginia that would use our U-GAS® technology to convert coal from CONSOL’s eastern coal mining complexes into higher value products including methanol, synthetic gasoline, ammonia and SNG. We have also secured an option for a project site located near one of CONSOL’s mines in Benwood, Virginia and have authorized the funding of the front-end engineering design package and negotiating the terms of a joint venture agreement. We are also in the process of filing for the necessary government permits and approvals. This particular project is expected to have an annual capacity of 750,000 tonnes of methanol and be capable of converting such production into approximately 100 million gallons of 87 octane unleaded gasoline. We are working with CONSOL on negotiating a license for the methanol-to-gasoline technology. We may in the future consider increasing the size of the project.
As of June 30, 2008 we had incurred approximately $3.5 million in project and development expenditures to analyze these projects, representing a majority of the expenditures envisioned in our original agreement with CONSOL. We believe that our portion of the FEED study will be approximately $10.0 million, and that most of the FEED study will be completed by March 31, 2009. Each of us and CONSOL will contribute equally to this phase of the project.
We and CONSOL have also signed a memorandum of understanding with the State of West Virginia and it partner, the Regional Economic Development Partnership, a private West Virginia non-profit development corporation focused on generating business opportunities through job creation and economic stimulus in the Ohio, Marshall and Wetzel counties of West Virginia. Under the provisions of the memorandum of understanding, the State and the Regional Economic Development Partnership will provide financing and tax incentives to the project over a 10-year period.
North American Coal
In July 2008, we entered into a joint development agreement with The North American Coal Corporation, or NAC, a subsidiary of NACCO Industries, Inc., through which we and NAC will conduct a pre-feasibility study to explore the development of a coal-based gasification facility utilizing the Company’s proprietary U-GAS® technology. The location for the study is NAC’s Red Hills Mine Operations near Ackerman, Mississippi. In addition, in September 2008, we commenced another feasibility study with NAC for the development of a coal-based gasification facility at NAC’s proposed Otter Creek Mine in North Dakota. NAC is currently pursuing the permitting process for the mine site. If constructed, these facilities are expected to produce synthetic gasoline, chemical feedstocks and/or synthetic natural gas. Following the completion of the pre-feasibility studies, we and NAC will determine if we will proceed with a front-end engineering study for either project. We are also currently working on opportunities at other NAC mine sites.

Outlook
As of June 30, 2008, we had $127.9 million of cash and cash equivalents. We expect to continue to have operating losses until our Hai Hua plant and other projects under development produce significant revenues. We plan to use our cash for (i) equity contributions of approximately $13.0 million to our Golden Concord project and, if approved, approximately $65.0 to $90.0 million to our YIMA project; (ii) the proposed expansion of our Hai Hua project; (iii) feasibility and engineering design work for our CONSOL and NAC projects and any future North American projects; and (iv) working capital and general corporate purposes.
The actual allocation of and the timing of the expenditures will be dependent on various factors, including changes in our strategic relationships, commodity prices and industry conditions, and other factors that we cannot currently predict, including potential acquisitions of existing plants, facilities or mines. Depending on the expenditures required for the proposed expansion of our Hai Hua project, feasibility and engineering design work for our North American projects and any of the above factors, our expenditures could exceed our current cash balance. As a result, we may need to raise additional capital in calendar year 2009 through equity and debt financing for any new projects that are developed, to support our existing projects and any expansions of such projects and for our general and administrative expenses from our existing operations. As noted above, we are also continuing to work with Golden Concord on financing alternatives for that project. We may also need to raise additional funds sooner than expected in order to fund more rapid expansion, cover unexpected construction costs or delays, respond to competitive pressures or acquire complementary energy related products, services, businesses and/or technologies. In addition, we may attempt to secure project financing in order to construct additional plant facilities. Such financing may be used to reduce the amount of equity capital required to complete the project.
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
On June 11, 2008, we established a $250,000 letter of credit to secure a line of credit with a major procurement card provider. The amount is payable in the event of any failure to comply with the terms and conditions of the cardmember’s agreement. The letter of credit will expire on June 3, 2009 and is automatically extended for 12 months unless a non-extension notice is provided to the beneficiary at least 90 calendar days before the expiration date.

Contractual Obligations
Our material contractual obligations at June 30, 2008 were as follows:

		Less than	1–3	3–5	After 5
Contractual Obligations	Total	1 Year	Years	Years	Years
Long-term bank loan	$13,412,839	$2,245,193	$6,735,578	$4,432,068	$—
Operating leases	1,328,510	302,956	761,550	264,004	—
Golden Concord capital contribution	13,000,000	—	13,000,000	—	—

Total	$27,741,349	$2,548,149	$20,497,128	$4,696,072	$—

Recently Issued Accounting Standards
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which established a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are required to adopt the provisions of SFAS 157, as applicable, as of July 1, 2008. We do not expect the adoption of SFAS 157 to have a material impact on our consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS 159”).  SFAS 159 permits entities to measure eligible assets and liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  We do not expect the adoption of SFAS 159 to have a material impact on our consolidated financial statements.
In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment to ARB No. 51” (“SFAS 160”). SFAS 160 requires non-controlling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with non-controlling interest holders. SFAS 160 is effective for periods beginning on or after December 15, 2008 and earlier adoption is prohibited and will be applied prospectively to all non-controlling interests, including any that arose before the effective date. We are currently evaluating this standard but have not yet determined the impact, if any, that the adoption of SFAS 160 will have on our consolidated financial statements.
Item 7A. Quantitative and Qualitative Disclosure About Market Risk
Qualitative disclosure about market risk
We are exposed to certain market risks as part of our ongoing business operations, including risks from changes in foreign currency exchange rates and commodity prices that could impact our financial position, results of operations and cash flows. We manage our exposure to these risks through regular operating and financing activities, and may, in the future, use derivative financial instruments to manage this risk. We have not entered into any derivative financial instruments to date.
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

Commodity price risk
Our business plan is to purchase coal and other consumables from suppliers and to sell commodities, such as methanol and synthetic gasoline. We do not expect to enter into long-term contracts with suppliers or customers for all of our projected coal and other consumable needs or our production, which would increase our exposure to changes in commodity prices. We may mitigate some of this exposure by entering into fixed price contracts. However, fixed price contracts will not be available to us in certain markets, such as China, which will require us to purchase some portion of our coal and other consumable needs, or sell some portion of our production, into spot commodity markets or under short term supply agreements. Hedging transactions may be available to reduce our exposure to these commodity price risks, but availability may be limited and we may not be able to successfully hedge this exposure at all.
Customer credit risk
When our projects progress to commercial production, we will be exposed to the risk of financial non-performance by customers. To manage customer credit risk, we intend to monitor credit ratings of customers and seek to minimize exposure to any one customer where other customers are readily available. Unless we are able to retain our customers, or secure new customers if we lose one or more of our significant customers, our revenue and results of operations would be adversely affected.

Item 8. Financial Statements and Supplementary Data
INDEX TO FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firm	40

Consolidated Balance Sheets as of June 30, 2008 and 2007	42

Consolidated Statements of Operations for the years ended June 30, 2008, 2007 and 2006 and the period from November 4, 2003 (inception) to June 30, 2008	43

Consolidated Statement of Stockholders’ Equity for the years ended June 30, 2008, 2007 and 2006 and the period from November 4, 2003 (inception) to June 30, 2008	44

Consolidated Statements of Cash Flows for the years ended June 30, 2008, 2007and 2006 and the period from November 4, 2003 (inception) to June 30, 2008	45

Notes to the Consolidated Financial Statements	46

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Synthesis Energy Systems, Inc.:
We have audited the accompanying consolidated balance sheets of Synthesis Energy Systems, Inc. and subsidiaries (a development stage enterprise) (the Company) as of June 30, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2008 and for the period from November 4, 2003 (inception) to June 30, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Synthesis Energy Systems, Inc. and subsidiaries as of June 30, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2008 and for the period from November 4, 2003 (inception) to June 30, 2008, in conformity with U.S. generally accepted accounting principles.
As discussed in Notes 8 and 4, respectively, to the consolidated financial statements, effective July 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, and effective July 1, 2006, the Company adopted the fair value method of accounting for stock-based compensation as required by Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 12, 2008 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP

Houston, Texas
September 12, 2008

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Synthesis Energy Systems, Inc.:
We have audited Synthesis Energy Systems, Inc. and subsidiaries (a development stage enterprise) (the Company) internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A(b)). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses related to 1) accounting for complex and non-routine transactions and 2) monitoring of internal controls within the period-end close process have been identified and included in management’s assessment. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of June 30, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2008 and for the period from November 4, 2003 (inception) to June 30, 2008. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2008 consolidated financial statements, and this report does not affect our report dated September 12, 2008, which expressed an unqualified opinion on those consolidated financial statements.
In our opinion, because of the effect of the aforementioned material weaknesses on the achievement of the objectives of the control criteria, Synthesis Energy Systems, Inc. and subsidiaries has not maintained effective internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ KPMG LLP

Houston, Texas
September 12, 2008

SYNTHESIS ENERGY SYSTEMS, INC.
(A Development Stage Enterprise)
Consolidated Balance Sheets

	June 30,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$127,872,234	$6,202,628
Accounts receivable	168,430	—
Prepaid expenses and other currents assets	2,162,158	441,297
Inventory	516,258	—
Deferred financing costs	—	142,848

Total current assets	130,719,080	6,786,773
Restricted cash	578,900	11,101,157
Intangible asset, net of accumulated amortization of $348,437 and $159,802, respectively	1,546,124	1,726,561
Construction-in-progress	2,407,672	15,168,509
Property, plant and equipment, net of accumulated depreciation of $1,045,193 and $60,485, respectively	37,569,640	331,410
Project prepayments	1,424,085	2,478,088
Long-term land lease	1,472,588	879,008
Other long-term assets	2,028,752	—

Total assets	$177,746,841	$38,471,506

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term bank loan	$2,245,193	$—
Accrued expenses and other payables	10,828,433	6,841,216

Total current liabilities	13,073,626	6,841,216
Long-term liabilities:
Long-term bank loan	11,167,646	12,080,625

Total liabilities	24,241,272	18,921,841

Commitments and contingencies	—	—

Minority interest	2,968,525	454,800

Stockholders’ Equity:
Common stock, $0.01 par value: 100,000,000 shares authorized: 48,010,921 and 30,187,615 shares issued and outstanding, respectively	480,109	301,876
Additional paid-in capital	194,617,168	37,300,927
Deficit accumulated during development stage	(46,124,646)	(18,683,162)
Accumulated other comprehensive income	1,564,413	175,224

Total stockholders’ equity	150,537,044	19,094,865

Total liabilities and stockholders’ equity	$177,746,841	$38,471,506

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.
(A Development Stage Enterprise)
Consolidated Statements of Operations

				November 4, 2003
	Years Ended June 30,			(inception)
	2008	2007	2006	to June 30, 2008

Revenue	$328,105	$—	$—	$328,105

Cost of goods sold:
Depreciation	732,490	—	—	732,490
Other	2,394,873	—	—	2,394,873

Total cost of goods sold	3,127,363	—	—	3,127,363

Gross loss	(2,799,258)	—	—	(2,799,258)

General and administrative expenses and other expenses:
General and administrative expenses	13,617,036	5,865,922	1,023,229	20,744,090
Stock-based compensation expenses	6,028,911	6,640,562	3,042,979	15,712,452
Project and technical development expenses	5,615,232	1,135,679	1,245,164	8,127,708

Operating loss	(28,060,437)	(13,642,163)	(5,311,372)	(47,383,508)

Non-operating (income) expense:
Interest Income	(396,927)	(462,979)	(128,996)	(1,002,525)
Interest expense	387,917	—	—	390,357

Net loss before minority interest	(28,051,427)	(13,179,184)	(5,182,376)	(46,771,340)

Minority interest	609,943	36,751	—	646,694

Net loss	$(27,441,484)	$(13,142,433)	$(5,182,376)	$(46,124,646)

Net loss per share:
Basic and diluted	$(0.80)	$(0.47)	$(0.19)	$(1.59)

Weighted average common shares outstanding:
Basic and diluted	34,384,749	27,851,642	27,754,139	28,967,903

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.
(A Development Stage Enterprise)
Consolidated Statement of Stockholders’ Equity

							Deficit
							Accumulated
	Common Stock						During the	Other
			Common		Additional		Development	Comprehensive
	Shares		Stock		Paid-in Capital		Stage	Income	Total
Balance at November 4, 2003 (inception)	100,000,000	(1)	$—		$—		$—	$—	$—
Net loss for the period November 4, 2003 to June 30, 2004	—		—		—		(440)	—	(440)

Balance at June 30, 2004	100,000,000		—		—		(440)	—	(440)

Shares Forfeited in Merger	(94,000,000	)(2)	—		—		—	—	—
Shares Issued in Merger	21,000,000	(2)	—		—		—	—	—
Net loss for the year	—		—		—		(357,913)	—	(357,913)
Investor contributions	—		264,190	(2)	235,810		—	—	500,000
Conversion of debt to equity	—		5,810	(2)	5,190		—	—	11,000
Net proceeds from private placement offering	1,030,000		10,300		2,473,810		—	—	2,484,110

Balance at June 30, 2005	28,030,000		280,300		2,714,810		(358,353)	—	2,636,757

Net loss for the year	—		—		—		(5,182,376)	—	(5,182,376)
Net proceeds from private placement offering	970,000		9,700		2,378,290		—	—	2,387,990
Stock-based compensation	—		—		3,042,979		—	—	3,042,979
Adjustment related to return of shares	(4,352,500)		(43,525)		43,525		—	—	—

Balance at June 30, 2006	24,647,500		246,475		8,179,604		(5,540,729)	—	2,885,350

Net loss for the year	—		—		—		(13,142,433)	—	(13,142,433)
Currency translation adjustment	—		—		—		—	175,224	175,224
Net proceeds from private placement offering	3,345,715		33,457		16,126,343		—	—	16,159,800
Stock-based compensation	—		—		6,607,537		—	—	6,607,537
Shares issued for amended GTI license	190,500		1,905		1,374,457		—	—	1,376,362
Shares issued upon UCF option exercise	2,000,000		20,000		4,980,000		—	—	5,000,000

Stock grants to employees	3,900		39		32,986		—	—	33,025

Balance at June 30, 2007	30,187,615		301,876		37,300,927		(18,683,162)	175,224	19,094,865
Net loss for the year	—		—		—		(27,441,484)	—	(27,441,484)
Currency translation adjustment	—		—		—		—	1,389,189	1,389,189
Stock-based compensation	—		—		6,009,638		—	—	6,009,638
Exercise of stock options	92,000		920		563,586		—	—	564,506
Shares issued for GTI reservation use fee	278,000		2,780		2,497,220		—	—	2,500,000
Shares issued in public offerings	17,451,406		174,514		148,226,543	(3)	—	—	148,401,057

Stock grants to employees	1,900		19		19,254		—	—	19,273

Balance at June 30, 2008	48,010,921		$480,109		$194,617,168		$(46,124,646)	$1,564,413	$150,537,044

(1)
Represents the original issuance of shares by the founder of Tamborine, a shell company without any operations. The founders assumed the shell had no value upon creation and issued shares without cash consideration.

(2)	Merger related transactions.

(3)	Represents net proceeds of $148,556,355 less $142,848 in offering costs paid prior to June 30, 2007 that had been deferred in debt financing costs, and an accrual of $12,450 made at June 30, 2008.
See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.
(A Development Stage Enterprise)
Consolidated Statements of Cash Flows

				November 4, 2003
	Year Ended	Year Ended	Year Ended	(Inception)
	June 30, 2008	June 30, 2007	June 30, 2006	To June 30, 2008
Cash flows from operating activities:
Net loss	$(27,441,484)	$(13,142,433)	$(5,182,376)	$(46,124,646)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accounts receivable	(168,430)	—	—	(168,430)
Increase in minority interest	(609,943)	(36,751)	—	(646,694)
Stock-based compensation expense	6,028,911	6,640,562	3,042,979	15,712,452
Depreciation of property, plant and equipment	986,100	58,471	3,960	1,048,833
Loss on disposal of property, plant and equipment	93,392	2,159	—	95,551
Amortization of long-term land lease	21,831	7,431	—	29,262
Amortization of intangible asset	188,635	157,363	1,000	348,437
Amortization of other long-term asset	5,076	—	—	5,076
Increase in prepaid expenses and other current assets	(461,876)	(398,915)	(11,219)	(902,828)
Increase in inventory	(516,258)	—	—	(516,258)
Increase in other long-term assets	(30,698)	—	—	(30,698)
Increase in accrued expenses and other payables	3,063,558	1,679,757	214,195	5,071,513

Net cash used in operating activities	(18,841,186)	(5,032,356)	(1,931,461)	(26,078,430)

Cash flows from investing activities:
Loan proceeds transferred from (to) restricted cash	11,101,157	(11,101,157)	—	—
Restricted cash – investments in long-term certificates of deposit	(578,900)	—	—	(578,900)
Capital expenditures	(22,267,642)	(10,707,246)	(7,885)	(32,999,004)
Amendment of GTI license rights	—	(500,000)	—	(500,000)
Purchase of land use rights	(833,255)	(886,439)	—	(1,719,694)
Receipt of Chinese governmental grant	555,807	—	—	555,807
Project prepayments	(895,531)	(2,213,236)	—	(3,108,767)

Net cash used in investing activities	(12,918,364)	(25,408,078)	(7,885)	(38,350,558)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	148,556,355	21,159,800	2,387,990	175,088,255
Proceeds from long-term bank loan	—	12,080,625	—	12,080,625
Prepaid interest	—	(275,753)	—	(275,753)
Deferred financing costs	—	(142,848)	—	(142,848)
Contribution from minority interest partner	3,124,280	491,551	—	3,615,831
Proceeds from exercise of stock options, net	564,506	—	—	564,506
Loans from (repayments to) shareholders	—	—	(1,150)	11,000

Net cash provided by financing activities	152,245,141	33,313,375	2,386,840	190,941,616

Net increase in cash	120,485,591	2,872,941	447,494	126,512,628
Cash and cash equivalents at beginning of the period	6,202,628	3,154,096	2,706,602	—
Effect of exchange rates on cash	1,184,015	175,591	—	1,359,606

Cash and cash equivalents at end of the period	$127,872,234	$6,202,628	$3,154,096	$127,872,234

See accompanying notes to the consolidated financial statements

SYNTHESIS ENERGY SYSTEMS, INC.
(A Development Stage Enterprise)
Notes to the Consolidated Financial Statements
Note 1 — Summary of Significant Accounting Policies
(a) Organization and description of business
Synthesis Energy Systems, Inc. (“SES” or “the Company”) is a development stage enterprise. The Company builds, owns and operates coal gasification plants that utilize our proprietary U-GAS® fluidized bed gasification technology to convert low rank coal and coal wastes into higher value energy products, such as transportation fuels. The Company’s headquarters are located in Houston, Texas.
(b) Basis of presentation and principles of consolidation
The accompanying consolidated financial statements are in U.S. dollars and include SES and all of its wholly-owned and majority-owned controlled subsidiaries. As a result of consolidation, we record minority interest on our balance sheet to reflect minority stockholders’ proportionate share of the equity in such subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made in prior period financial statements to conform to current period presentation. These reclassifications had no effect on net loss.
(c) Use of estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the amounts reported in the financial statements and accompanying notes. Management considers many factors in selecting appropriate operational and financial accounting policies and controls, and in developing the assumptions that are used in the preparation of these financial statements. Management must apply significant judgment in this process. Among the factors, but not fully inclusive of all factors that may be considered by management in these processes are: the range of accounting policies permitted by accounting principles generally accepted in the United States of America; management’s understanding of the Company’s business for both historical results and expected future results; the extent to which operational controls exist that provide high degrees of assurance that all desired information to assist in the estimation is available and reliable or whether there is greater uncertainty in the information that is available upon which to base the estimate; expectations of the future performance of the economy, both domestically, and globally, within various areas that serve the Company’s principal customers and suppliers of goods and services; expected rates of exchange, sensitivity and volatility associated with the assumptions used in developing estimates; and whether historical trends are expected to be representative of future trends. The estimation process often times may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that lies within that range of reasonable estimates based upon the quantity, quality and risks associated with the variability that might be expected from the future outcome and the factors considered in developing the estimate. Management attempts to use its business and financial accounting judgment in selecting the most appropriate estimate, however, actual amounts could and will differ from those estimates.
(d) Cash and cash equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates market value.

(e) Supplemental disclosures of cash flow information:

				November 4, 2003
	Year Ended	Year Ended	Year Ended	(Inception)
	June 30, 2008	June 30, 2007	June 30, 2006	To June 30, 2008
Cash paid for interest	$917,935	$440,453	$150	$1,361,296
Cash received for interest	$415,552	$412,817	$128,996	$970,988
Non-cash transactions:
Stock issued to employees	$19,273	$33,025	$—	$52,298
Fair value of stock issued to GTI	$2,500,000	$1,376,363	$—	$3,876,363
Conversion of debt to equity	$—	$—	$—	$11,000
(f) Restricted cash
Restricted cash consists of cash and cash equivalents that are to be used for a specific purpose. At June 30, 2008 restricted cash included a $328,900 investment in a long-term certificate of deposit pledged as collateral for a letter of credit issued related to the lease agreement for the Company’s corporate office in Houston, Texas and a $250,000 investment in a long-term certificate of deposit pledged as collateral for a letter of credit issued related to a line of credit. The certificates of deposit are included in non-current assets in the Company’s balance sheet at June 30, 2008 and classified as an investing activity in the statement of cash flows for the year ended June 30, 2008.
Additionally, the Company had construction loan proceeds which were restricted for use to pay for construction and equipment costs of the Hai Hua plant. At June 30, 2007, the amounts of such proceeds was excluded from cash and cash equivalents in the Company’s balance sheets and statements of cash flows and were included in non-current assets and classified as an investing activity on the statements of cash flows. As of June 30, 2008, the Company no longer had any cash restricted for use on the Hai Hua plant.
(g) Inventories
Inventories are stated at the lower of cost or market.  Cost is determined using the average cost method.  Inventories include raw materials (primarily coal which is processed into syngas) and replacement parts for plant equipment which are expensed to cost of goods sold when consumed.
(h) Fair value of financial instruments
The carrying value of the Company’s financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximates their fair values.
(i) Construction-in-progress
Construction-in-progress consists primarily of coal gasification plants under construction (construction costs, cost of machinery and equipment, installation costs and any interest charges arising from borrowings used to finance these assets during the period of construction or installation). Interest is capitalized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 34, “Capitalization of Interest Costs.”

(j) Property, plant, and equipment
Property, plant and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed by using the straight-line method at rates based on the estimated useful lives of the various classes of property, plant and equipment. Estimates of useful lives are based upon a variety of factors including durability of the asset, the amount of usage that is expected from the asset, the rate of technological change and the Company’s business plans for the asset. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset. Should the Company change its plans with respect to the use and productivity of property, plant and equipment, it may require a change in the useful life of the asset or incur a charge to reflect the difference between the carrying value of the asset and the proceeds expected to be realized upon the asset’s sale or abandonment. Depreciation expense related to production is included in cost of goods sold in the Company’s statements of operations. All other depreciation is included in general and administrative expenses. Expenditures for maintenance and repairs are expensed as incurred and significant major improvements are capitalized and depreciated over the estimated useful life of the asset.
(k) Intangible assets
The Company accounts for intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” This statement requires that goodwill and other intangible assets with indefinite useful lives not be amortized but instead tested annually for impairment, or immediately if conditions indicate that impairment could exist. Intangible assets with definite useful lives are amortized over their estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” Substantial judgment is necessary in the determination as to whether an event or circumstance has occurred that may trigger an impairment analysis and in the determination of the related cash flows from the asset. Estimating cash flows related to long-lived assets is a difficult and subjective process that applies historical experience and future business expectations to revenues and related operating costs of assets. Should impairment appear to be necessary, subjective judgment must be applied to estimate the fair value of the asset, for which there may be no ready market, which oftentimes results in the use of discounted cash flow analysis and judgmental selection of discount rates to be used in the discounting process. If the Company determines an asset has been impaired based on the projected undiscounted cash flows of the related asset or the business unit, and if the cash flow analysis indicates that the carrying amount of an asset exceeds related undiscounted cash flows, the carrying value is reduced to the estimated fair value of the asset or the present value of the expected future cash flows.
(l) Impairment of long-lived assets
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
(m) Provision for income taxes
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

(n) Debt issuance costs
The Company capitalizes direct costs incurred to issue debt or modify debt agreements. These costs are deferred and amortized to interest expense over the term of the related debt agreement.
(o) Land use rights
Prepayments for land use rights are amortized on a straight-line basis over the term of the leases.
(p) Foreign currency translation
Assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at period-end rates of exchange, and income and expenses are translated at average exchange rates during the period. For the years ended June 30, 2007 and 2008, adjustments resulting from translating financial statements into U.S. dollars are reported as cumulative translation adjustments and are shown as a separate component of other comprehensive income. Gains and losses from foreign currency transactions are included in the calculation of net loss.
(q) Revenue recognition
Revenue from sales of products is recognized when the following elements are satisfied: (i) there are no uncertainties regarding customer acceptance; (ii) there is persuasive evidence that an agreement exists; (iii) delivery has occurred; (iv) the sales price is fixed or determinable; and (v) collectability is reasonably assured.
The Company recognizes revenue from engineering consulting and joint development activities when contract deliverables are completed. Proceeds received prior to the completion of contractual obligations are deferred with revenue recognized upon the Company’s completion of its obligations specified under the contract. Deferred revenue is included in accrued expenses and other payables in the consolidated balance sheets.
(r) Research and development costs
Research and development costs are expensed as incurred and are included in project and technical development expenses in the consolidated statements of operations. Research and development costs for the years ended June 30, 2008, 2007 and 2006 were $298,764, $304,086 and $373,282, respectively.
(s) Stock-based compensation
The Company has a stock-based compensation plan under which stock-based awards have been granted to employees and non-employees. Stock-based compensation is accounted for in accordance with SFAS No. 123 (Revised) “Share-Based Payment” (“SFAS 123(R)”). The Company adopted SFAS 123(R) as of July 1, 2006. Before the adoption of SFAS 123(R), the Company applied Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations. The Company establishes fair values for its equity awards to determine its cost and recognizes the related expense over the appropriate vesting period. The Company recognizes expense for stock options and restricted stock. The expense is recognized over the requisite service for time-based awards and for performance-based awards over the period that the performance requirement is expected to be met. Expense is recognized immediately if the award has immediate vesting. See Note 4 for additional information related to stock-based compensation expense.

Note 2 — Recently Issued Accounting Standards
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which established a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is required to adopt the provisions of SFAS 157, as applicable, as of July 1, 2008. The Company does not expect the adoption of SFAS 157 to have a material impact on the Company’s financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS 159”).  SFAS 159 permits entities to measure eligible assets and liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The Company does not expect the adoption of SFAS 159 to have a material impact on the Company’s financial statements.
In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment to ARB No. 51” (“SFAS 160”). SFAS 160 requires non-controlling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with non-controlling interest holders. SFAS 160 is effective for periods beginning on or after December 15, 2008 and earlier adoption is prohibited and will be applied prospectively to all non-controlling interests, including any that arose before the effective date. The Company is currently evaluating this standard but has not yet determined the impact, if any, that the adoption of SFAS 160 will have on the Company’s financial statements.
Note 3 — Current Projects
Hai Hua Joint Venture
Joint venture contract and construction-in-progress
On July 6, 2006, the Company entered into a cooperative joint venture contract with Shandong Hai Hua Coal & Chemical Company Ltd. (“Hai Hua”) which established Synthesis Energy Systems (Zaozhuang) New Gas Company Ltd. (the “HH Joint Venture”), a joint venture company that has the primary purposes of (i) developing, constructing and operating a synthesis gas (“syngas”) production plant utilizing the U-GAS® technology in Zaozhuang City, Shandong Province, China and (ii) producing and selling syngas and the various by-products of the plant, including ash and elemental sulphur. The Company owns 95% of the HH Joint Venture and Hai Hua owns the remaining 5%. In exchange for their respective ownership shares in the HH Joint Venture, the Company contributed $9.1 million in capital, and Hai Hua contributed $480,000 in capital. The Company consolidates the results of the HH Joint Venture in its consolidated financial statements.
If either of the Company or Hai Hua desires to invest in another coal gasification project within Zaozhuang City, the other company has a right to participate in up to 25% of the investment. For the first 20 years after the date that the plant becomes operational (the “Operational Date”), 95% of all net profits and losses of the HH Joint Venture will be distributed to the Company and 5% to Hai Hua. After the initial 20 years, the profit distribution percentages will be changed, with the Company receiving 10% of the net profits/losses of the HH Joint Venture and Hai Hua receiving 90%. The contract has a term of 50 years, subject to earlier termination if the HH Joint Venture either files for bankruptcy or becomes insolvent or if the syngas purchase contract between the HH Joint Venture and Hai Hua (discussed in more detail below) is terminated. Hai Hua has also agreed that the GTI license agreement is the sole property of the Company and its affiliated entities and that it will not compete with the Company, or its affiliated entities, with respect to fluidized bed gasification technology for the term of the HH Joint Venture.

Governmental grant
During the year ended June 30, 2008, the HH Joint Venture received $555,807 from the Xuecheng district government related to the development of the plant within its economic zone. These payments were recorded as a reduction in land use rights and other capitalized construction costs related to the Hai Hua plant.
Purchase of land use rights
During December 2006, the HH Joint Venture purchased 50-year land use rights from the Chinese government for the construction of the plant. The $886,439 cost to purchase these land use rights has been capitalized on the Company’s balance sheet as a long-term asset and is being amortized to rent expense over the term of the lease. A portion of these costs was offset with the governmental grant from the Xuecheng district government.
Syngas purchase and sale agreement
The Company is also party to a purchase and sale contract with Hai Hua for syngas produced by the plant, whereby Hai Hua will pay us an energy fee and capacity fee, as described below, based on the syngas production. The syngas to be purchased by Hai Hua is subject to certain quality component requirements set forth in the contract. Until the plant is in commercial operation (for purposes of the purchase and sale contract) and the syngas produced meets the quality component requirements, Hai Hua is not required to pay the energy or capacity fees. The energy fee is a per normal cubic meters (“Ncum”) of syngas calculated by a formula which factors in the monthly averages of the prices of design base coal, coke, coke oven gas, power, steam and water, all of which are components used in the production of syngas. The capacity fee is paid based on the capacity of the plant to produce syngas, factoring in the number of hours (i) of production and (ii) of capability of production as compared to the guaranteed capacity of the plant, which for purposes of the contract is 22,000 Ncum per hour of net syngas. Hai Hua is obligated to pay the capacity fee regardless of whether they use the gasification capacity, subject only to availability of the plant and exceptions for certain events of force majeure. As of June 30, 2008, the commercial operation date had not been determined as management of the HH Joint Venture was working to meet certain quality component requirements of the syngas purchase and sale contract.
The HH Joint Venture is contractually obligated to procure certain other necessary consumables for operation of the plant, and the HH Joint Venture obtains reimbursement for these costs through the payment of the energy fee. If the HH Joint Venture produces more syngas than the capacity that Hai Hua is required to purchase under the contract, Hai Hua has a right of first refusal to purchase such excess syngas. The agreement terminates 20 years from the date the plant becomes operational.
The Company’s operations in China accounted for all of its revenue for the year ended June 30, 2008, and Hai Hua is the Company’s sole customer. In addition, the operations in China accounted for $37.0 million of the $37.6 million of long-lived assets, which consisted of property, plant and equipment, net of accumulated depreciation. There was no revenue for the year ended June 30, 2007.

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

•
Interest for the first year is 7.11% to be adjusted annually based upon the standard rate announced each year by the People’s Bank of China. As of June 30, 2008, the applicable interest rate was 7.83%. Interest is payable monthly on the 20th day of each month;

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

Restricted cash
As of June 30, 2007 the HH Joint Venture had $11.1 million of cash on deposit at ICBC from the cash proceeds of the ICBC loan which was spent during the year ended June 30, 2008 to complete plant construction and pay for equipment costs.
Golden Concord Joint Venture
The Company is party to a joint venture with Inner Mongolia Golden Concord (Xilinhot) Energy Investment Co., Ltd. (“Golden Concord”). SES—GCL (Inner Mongolia) Coal Chemical Co., Ltd. (the “GC Joint Venture”) was formed to (i) develop, construct and operate a coal gasification, methanol and DME production plant utilizing U-GAS® technology in the Xilinguole Economic and Technology Development Zone, Inner Mongolia Autonomous Region, China and (ii) produce and sell methanol, DME and the various byproducts of the plant, including fly ash, steam, sulphur, hydrogen, xenon and argon. Golden Concord is a subsidiary of one of China’s largest independent private power producers. The Company agreed to contribute approximately $16.3 million in cash in exchange for a 51% ownership interest in the GC Joint Venture, and Golden Concord has agreed to contribute approximately $16 million in cash for a 49% ownership interest in the GC Joint Venture. The contributions of each of the Company and Golden Concord are payable in installments, with the first 20% due within 90 days of the date of the issuance of the GC Joint Venture’s business license. The Company is continuing to work with Golden Concord on financing alternatives for the project. The Company consolidates the results of the GC Joint Venture in its consolidated financial statements.
As of June 30, 2008, the Company had funded a total of approximately $3.3 million of its equity contribution and Golden Concord had funded an additional approximately $3.1 million of its equity contribution. The Company is also required to fund an additional approximately $13.0 million, representing the remainder of its equity contribution, no later than September 3, 2009.
The remaining capital is expected to be provided by project debt to be obtained by the GC Joint Venture. The Company and Golden Concord have each agreed to guarantee any such project debt incurred by the GC Joint Venture, with our requirement being to guarantee no less than 55% and no more than 60% of its debt, based on the percentage of the debt which relates to the gasification processes of the plant, and Golden Concord is required to guarantee the remainder. If either the Company or Golden Concord is unable to perform its guarantee obligations, the other party shall be required to use its best efforts to provide such guarantee and shall be entitled to a guarantee fee of 5.5% of the amount of the guarantee from the other party. If the other party is unable to provide such guarantee, it shall be deemed a material breach of the contract by the party that was originally unable to provide the guarantee and the ownership interests of such party shall be subject to the call rights described below.

The GC Joint Venture will be governed by a board of directors consisting of eight directors, four of which will be appointed by the Company and four of whom will be appointed by Golden Concord. The right to appoint directors can be reduced or increased if the ownership interests of either party changes by 12.5%. The GC Joint Venture will also have officers that are appointed by the Company, Golden Concord and/or the board of directors pursuant to the terms of the GC Joint Venture contract. The Company and Golden Concord shall share the profits, and bear the risks and losses, of the GC Joint Venture in proportion to their respective ownership interests. The contract has a term of thirty years, subject to earlier termination if either the Company or Golden Concord files for bankruptcy or otherwise becomes insolvent.
The Company and Golden Concord have agreed to certain rights of first refusal and call rights with respect to their ownership interests in the GC Joint Venture. If either party desires to transfer all or any portion of their interests in the GC Joint Venture, other than to an affiliate, the other party shall have a right of first refusal to acquire such interests. In addition, Golden Concord has an option, in its sole discretion and for 30 months from the date that plant begins commercial operation, to acquire two percent (2%) of the registered capital of the GC Joint Venture from the Company. Each of the Company and Golden Concord also has an option to acquire all (but not a part of) the interest of the other party in the registered capital of the GC Joint Venture in the event of a material breach of the contract by such party which is not resolved pursuant to the terms of the contract.
The Company and Golden Concord have also agreed to certain penalties if certain milestones for the GC Joint Venture are not achieved. Golden Concord would be required to transfer a portion of its registered capital in the GC Joint Venture to the Company if certain water and power interconnections are not connected within a period of time after the start-up of the plant. The amount to be transferred is based on the percentage ownership interest held, costs incurred and capital invested. The Company would be required to pay liquidated damages to the GC Joint Venture if the gas capacity for the plant is not within a certain percentage of the target capacity for the plant. If the problem cannot be remedied pursuant to the requirements of the contract, the Company would have to transfer a portion of its registered capital in the GC Joint Venture to Golden Concord based on their percentage ownership interest held, costs incurred and capital invested.
Purchase of land use rights
In December 2007, the GC Joint Venture purchased 50-year land use rights from the Chinese government for the construction of the plant. The $833,255 cost to purchase these land use rights has been capitalized on the Company’s balance sheet as a long-term asset which is being amortized to rent expense over the term of the lease.
Note 4 — Stock-Based Compensation
In May 2007, the Company’s board of directors approved an increase in the number of shares reserved for issuance under the Company’s Amended and Restated 2005 Incentive Plan, as amended (the “Plan”), to 8,000,000 shares, and stockholder approval was obtained at the Annual Meeting of Stockholders on December 20, 2007. The board also approved to increase the contractual term of the awards from five years to ten years for all future awards. As of June 30, 3008, there were 766,200 shares remaining that are available to be awarded under the Plan.

Under the Plan, the Company may grant both incentive and non-qualified stock options, stock appreciation rights, restricted stock units and other stock-based awards to officers, directors, employees and non-employees. Stock-based awards generally vest ratably over a four or five year period. Vesting is usually graded and determined based on an explicit service period. However, some stock options vest based on the achievement of pre-established performance criteria. For stock-based awards vesting based on service period, the value of the portion of the award that is ultimately expected to vest is recognized as expense in the Company’s consolidated statements of operations over the requisite service period on a straight-line basis for each separately vesting portion of the award as if the award was, in substance, multiple awards. For stock-based awards vesting based on achievement of performance criteria, the value of the portion of the award that is ultimately expected to vest in recognized on a straight-line basis over the period that the performance criteria achievement is determined probable. Stock-based compensation expense is recognized immediately for stock-based awards with immediate vesting.
Prior to July 1, 2006, the Company accounted for the Plan using the intrinsic-value method outlined by Accounting Principles Board (“APB”) 25. Accordingly, the Company computed compensation cost for each employee stock option granted as the amount by which the fair market value was greater than the exercise price of the option at the date of grant. Due to the thinly traded nature of the Company’s stock, the Company used an average of several days of trades before and after the grant date to calculate fair market value. The amount of compensation cost was expensed over the vesting period. During the year ended June 30, 2006, the Company recognized $3,042,979 of stock-based compensation expense.
Effective July 1, 2006, the Company adopted the provisions of SFAS No. 123(R), “Share Based Payment” and elected to use the modified prospective transition method. Under this method, compensation cost recognized for the year ended June 30, 2007, includes the applicable amounts of: (a) compensation cost of all stock-based awards granted prior to, but not yet vested, as of June 30, 2006 based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 and previously presented in pro forma footnote disclosures, and (b) compensation cost for all stock-based awards granted subsequent to June 30, 2006 (based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R)). The cumulative effect of this change in accounting principle related to stock-based awards was immaterial to the Company’s consolidated financial statements.
SFAS No. 123(R) amended SFAS No. 95, “Statement of Cash Flows,” to require reporting of tax benefits as a financing cash flow rather than as a reduction of taxes paid. These tax benefits result from tax deductions in excess of the compensation expense recognized for options exercised. Prior to the adoption of SFAS No. 123(R), no stock options were exercised.
On March 29, 2005, the SEC issued Staff Accounting Bulletin (“SAB”) 107 to address certain issues related to SFAS No. 123(R). SAB 107 provides guidance on transition methods, valuation methods, income tax effects and other share-based payment topics, and we also applied this guidance in our adoption of SFAS No. 123(R).
On November 10, 2005, the FASB issued Staff Position (“FSP”) No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (“FSP 123R-3”). FSP 123R-3 provides for an alternative transition method for establishing the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R). We elected to adopt this alternative transition method, otherwise known as the “simplified method,” in establishing our beginning APIC pool at July 1, 2006.
For the years ended June 30, 2008, 2007 and 2006, the Company recorded stock-based compensation expense of approximately $6.0 million, $6.6 million, and $3.0 million, respectively. No related income tax benefit was recognized due to recognition of a valuation allowance for resulting net operating losses.

Prior Period Pro Forma Presentation
Under the modified prospective application method, results for prior periods have not been restated to reflect the effects of implementing SFAS No. 123(R). The following pro forma information, as required by SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure, an Amendment of FASB Statement No. 123” is presented for comparative purposes and illustrates the pro forma effect on net loss per share for the periods presented as if we had applied the fair value recognition provisions of SFAS No. 123(R) to stock-based compensation prior to July 1, 2006:

		November 4, 2003
		(Inception) to
	Year Ended	Year Ended
	June 30, 2006	June 30, 2006
Net loss, as reported	$(5,182,376)	$(5,540,729)
Add: total stock-based compensation expense recorded	$3,042,979	$3,042,979
Less: total stock-based employee compensation expense determined under fair value based method for all awards	$(4,132,917)	$(4,132,917)

Pro forma net loss	$(6,272,314)	$(6,630,667)

Net loss per share:
Basic and diluted as reported	$0.19	$0.20
Basic and diluted pro forma	$0.23	$0.24
Assumptions
The fair values for the stock options granted during the years ended June 30, 2008, 2007 and 2006 were estimated at the date of grant using a Black-Scholes-Morton option-pricing model with the following weighted-average assumptions. No stock options were issued prior to fiscal year 2006.

	Year Ended	Year Ended	Year Ended
	June 30, 2008	June 30, 2007	June 30, 2006
Risk-free rate of return	3.47%	4.76%	4.96%
Expected life of award	6.1 years	3.5 years	3.5 years
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility of stock	73%	69%	68%
Weighted-average grant date fair value	$6.72	$3.47	$2.88
The expected volatility of stock assumption was derived by referring to changes in the historical volatility of comparable companies.
In accordance with SAB 107, we used the “simplified” method for “plain vanilla” options to estimate the expected term of options granted during 2006, 2007 and 2008.

Stock option activity during the years ended June 30, 2008, 2007 and 2006 was as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Stock Options	Price	Term (years)	(in millions)
Outstanding at June 30, 2006	4,802,500	$2.97
Granted	860,000	6.45
Exercised	—	—
Forfeited	—	—

Outstanding at June 30, 2007	5,662,500	3.50
Granted	1,852,500	9.65
Exercised	(92,000)	6.20		$0.3
Forfeited	(287,000)	7.89

Outstanding at June 30, 2008	7,136,000	4.90	4.6	$27.8

Exercisable at June 30, 2008	3,290,000	3.41	3.2	$10.0

As of June 30, 2008, approximately $9.0 million of estimated expense with respect to non-vested stock-based awards has yet to be recognized and will be recognized in expense over the remaining weighted average period of approximately 1.61 years.
The following table summarizes information with respect to stock options outstanding and exercisable at June 30, 2008:

		Weighted
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average
	Number	Term	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	(Years)	Price	Exercisable	Price
$2.50 to $3.00	4,962,500	2.9	$2.97	3,004,000	$2.97
$3.01 to $7.00	227,000	3.4	$6.58	98,000	$6.57
$7.01 to $13.50	1,946,500	9.1	$9.62	188,000	$8.91

Total	7,136,000	4.6	$4.90	3,290,000	$3.41

Stock-based award activity for non-vested stock options during the year ended June 30, 2008 is as follows:

		Weighted Average
	Number of	Grant Date
	Stock Options	Fair Value
Non-vested at June 30, 2007	3,517,000	$2.81
Granted	1,852,500	6.72
Vested	(1,236,500)	3.23
Forfeited	(287,000)	4.17

Non-vested at June 30, 2008	3,846,000	4.61

The weighted-average grant date fair value of options granted during the years ended June 30, 2008, 2007 and 2006 was $6.72, $3.47 and $2.88, respectively.

Stock Grant to Employees
During the years ended June 30, 2008 and 2007, the Company issued 1,900 and 3,900 shares, respectively, of stock to employees. The stock grants were fully vested upon grant.
Stock Option Exercises
During the quarter ended June 30, 2008, stock options to acquire 92,000 shares of common stock were exercised.
Note 5 — Property, Plant and Equipment
Construction in progress consisted of the following:

	As of June 30,
	2008	2007
Systems under construction and installation	$33,532	$12,651,729
Engineering and design	348,559	729,901
Piling and foundation	—	673,696
Technology license fee	—	350,000
Government fees and levies	—	286,263
Capitalized interest	—	199,459
Construction management and supervision	—	167,571
Site and construction preparation	1,605,698	109,890
Safety and environmental evaluation	248,861	—
Software development costs	171,022	—

Total	$2,407,672	$15,168,509

Property, plant and equipment consisted of the following:

	Estimated	As of June 30,
	useful lives	2008	2007
Furniture and fixtures	2 to 3 years	$407,326	$66,168
Production equipment	15 years	30,090,526	—
Building — plant and office	30 years	7,009,480	—
Leasehold improvements	Lease term	121,752	50,679
Computer hardware	3 years	229,640	40,898
Computer software	3 years	253,961	76,724
Office equipment	3 years	357,411	120,764
Motor vehicle	5 years	144,737	36,662

		$38,614,833	$391,895
Less: Accumulated depreciation		(1,045,193)	(60,485)

Net book value		$37,569,640	$331,410

Depreciation expense for the years ended June 30, 2008, 2007, 2006 and the period from November 4, 2003 (inception) to June 30, 2008 was $986,100, $58,471, $3,960, and $1,048,833, respectively.

Note 6 — Detail of Selected Balance Sheet Accounts
Prepaid expenses and other current assets consisted of the following:

	As of June 30,
	2008	2007
Prepaid project development costs	144,434	292,786
Prepaid parts and assemblies	784,142	—
Current portion prepaid interest	43,738	—
Interest receivable from deposits	—	50,161
Receivable from CONSOL	425,000	—
Value added tax receivable	434,875	—
Prepaid insurance	13,757	14,492
Prepaid legal & consulting services	—	17,781
Prepaid rent & related deposits	16,513	20,930
Employee advances	24,231	9,181
Other	275,468	35,966

	$2,162,158	$441,297

Inventory consisted of the following:

	As of June 30,
	2008	2007
Raw materials	$150,270	$—
Parts and assemblies	365,988	—

	$516,258	$—

Project prepayments consisted of the following:

	As of June 30,
	2008	2007
Prepaid interest	$202,750	$264,853
Hai Hua project prepayments	—	1,887,432
Golden Concord project prepayments	1,221,335	325,803

	$1,424,085	$2,478,088

Accrued expenses and other payables consisted of the following:

	As of June 30,
	2008	2007

Construction and equipment costs	$4,499,566	$4,832,505
Accounts payable — trade	2,286,891	—
Accrued payroll, vacation and bonuses	1,557,843	702,151
Technical consulting, engineering and design services	1,585,980	613,449
Audit, tax and other consulting	186,567	529,105
Reimbursable expenses	77,509	105,601
Interest payable	26,490	23,859
Other	607,587	34,546

	$10,828,433	$6,841,216

Note 7 — Intangible assets
The Company has a license with the Gas Technology Institute (“GTI”), a U.S. based non-profit research organization, for U-GAS® technology.
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
The License Agreement has an initial term of ten years, but may be extended for two additional ten-year terms at the option of the Company.
As consideration for the license, the Company paid $500,000, and issued 190,500 shares of restricted stock to GTI. Due to the thinly traded nature of the Company’s stock, the Company determined the fair value of the 190,500 shares of restricted stock by using an average of actual trades (5 trading days prior to August 31, 2006 and 5 trading days after August 31, 2006) of the Company’s stock on the Pink Sheets. As a part of the agreement the Company is restricted from offering a competing gasification technology within any market covered by the License Agreement. Additionally, for each U-GAS® unit for which the Company licenses, designs, builds or operates which uses coal, or a coal and biomass mixture as the feed stock, the Company must pay a royalty and must also provide GTI with a copy of each contract that the Company enters into relating to a U-GAS® system and report to GTI with their progress on development of the technology every six months. A failure to comply with any of the above requirements could result in the termination of the License Agreement by GTI.

In addition, the Company is required to (i) have a contract for the sale of a U-GAS® system with a customer in the territory covered by the License Agreement no later than August 31, 2007, (ii) fabricate and put into operation at least one U-GAS® system within the territory covered by the License Agreement by July 31, 2008 and (iii) fabricate and put into operation at least one U-GAS® system for each calendar year of the License Agreement, beginning with the calendar year 2009. We have satisfied the obligation to have a contract for the sale of a U-GAS® system no later than August 31, 2007 and fabricate and put into operation at least one U-GAS® system by July 31, 2008 through our contract with Hai Hua, as described in Note 3. The Company is required to disclose to GTI any improvements related to the U-GAS® system which are developed and implemented by the Company and the manner of using and applying such improvements. Failure to satisfy the requirements as to these milestones could lead to the revocation of the license by GTI; provided, however, that GTI is required to give a twelve-month notice of termination and the Company is able to cure the default and continue the License Agreement prior to the expiration of such time period.
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

	Estimated useful life	As of June 30, 2008		As of June 30, 2007
	used for	Gross carrying	Accumulated	Gross carrying	Accumulated
	amortization purposes	amount	amortization	amount	amortization

Use rights of “U-GAS®”:	10 years	$1,886,363	$348,437	$1,886,363	$159,802

Amortization expense for the years ended June 30, 2008, 2007 and 2006 and the period from November 4, 2003 (inception) to June 30, 2008 was $188,635, $157,363, $1,000 and $348,437, respectively, and is recorded in general and administrative expenses.
Estimated amortization expense for each of the five subsequent fiscal years is expected to be $188,635.
Note 8 — Income taxes
For financial reporting purposes, net loss before income taxes and minority interest showing domestic and foreign sources was as follows:

	Year ended June 30,
	2008	2007

Domestic	$(18,969,540)	$(9,399,590)
Foreign	(9,081,887)	(3,779,594)

Net loss before minority interest	$(28,051,427)	$(13,179,184)

Provision for income taxes
The following is a reconciliation of income taxes at the statutory federal income tax rate of 35% to the income tax provision (benefit) recorded:

	Year ended June 30,
	2008	2007

Net loss before minority interest	$(28,051,427)	$(13,179,184)

Computed tax benefit at statutory rate	(9,818,000)	(4,612,714)
Other	87,696	1,497
Tax on income/(losses) from foreign operations	1,822,392	1,048,848
Valuation allowance	7,907,912	3,562,369

	$—	$—

Deferred tax assets (liabilities)
Net deferred asset (liabilities) consisted of the following:

	Year ended June 30,
	2008	2007
Deferred tax assets (liabilities):
Net operating loss carry forward	$6,817,633	$1,164,360
Depreciation and amortization	(71,989)	14,584
Stock-based compensation	5,002,975	3,227,581
Accrued Vacation	26,419	15,308
Accrued Bonus	94,200	127,980
Other accruals	809,434	220,947

Subtotal	12,678,672	4,770,760
Valuation allowance	(12,678,672)	(4,770,760)

Net deferred assets (liabilities)	$—	$—

At June 30, 2008 we had approximately $14,539,230 of U.S. federal net operating loss (“NOL”) carry forwards, and $5,489,836 of China NOL carry forwards. The U.S. federal NOL carry forwards have expiration dates through the year 2027. The China NOL carry forwards have expiration dates through 2012. The utilization of U.S. federal NOLs and other tax attributes may be limited due to changes in ownership from equity offerings that occurred during the year and any future equity offerings.
Our tax returns are subject to periodic audit by the various taxing jurisdictions in which we operate, which can result in adjustments to our NOLs. There are no significant audits underway at this time.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences. Future changes in estimates of taxable income or in tax laws may change the need for the valuation allowance.

Effective July 1, 2007, the Company adopted FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This new standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition rules.
The Company and one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company has been subject to U.S. federal, state, and local, or non-U.S. income tax examinations by tax authorities for all tax years since its operations began in 2003. As of June 30, 2008, the Internal Revenue Service (“IRS”) has not proposed any adjustments to the Company’s material tax positions. The provisions of FIN No. 48 have been applied to all of SES’s material tax positions taken through the date of adoption and during the year ended June 30, 2008. SES does not believe that any reserves are necessary at year-end June 30, 2008, nor have they been necessary for any prior periods, but will continue to monitor and analyze certain tax positions.
Note 9 — Net Loss Per Share Data
Historical net loss per common share is computed using the weighted average number of common shares outstanding. Basic loss per share excludes dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. For the years ended June 30, 2008, 2007 and 2006 and the period from November 4, 2003 (inception) to June 2008, the number of weighted average shares included in the calculation was 34,384,749, 27,851,642, 27,754,139 and 28,967,903, respectively. Stock options are the only potential dilutive share equivalents the Company has outstanding for the periods presented. For the years ended June 30, 2008, 2007 and 2006 and the period from November 4, 2003 (inception) to June 2008, options to purchase common shares were excluded from the computation of diluted earnings per share as their effect would have been antidilutive as the Company incurred net losses during those periods.
Note 10 — Commitments and Contingencies
Letters of credit
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
In addition, the Company established a $250,000 letter of credit to secure a line of credit with a major procurement card provider. The amount is payable in the event of any failure to comply with the terms and conditions of the cardmember’s agreement. The letter of credit will expire on June 3, 2009 and is automatically extended for 12 months unless a non-extension notice is provided to the beneficiary at least 90 calendar days before the expiration date.

Contractual obligations
The Company occupies approximately 10,000 square feet of leased office space in Houston, Texas. The Company also leases approximately 6,000 square feet of office space in Shanghai, China. Rental expenses incurred under operating leases for the years ended June 30, 2008, 2007, 2006 and the period from November 4, 2003 (inception) to June 30, 2008 were approximately $305,767, $92,106, $27,085, and $431,225, respectively. Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of June 30, 2008 are as follows:

Years ending June 30,	Total
2009	$302,956
2010	248,773
2011	253,850
2012	258,927
2013	264,004
Thereafter	—

Total lease commitments	$1,328,510

Employment agreements
The Company has entered into employment agreements with several of its executives which contain specific guaranteed bonuses and/or pay increases based upon the achievement of certain specific targets.
Note 11 — Stockholders’ Equity
NASDAQ listing
On November 2, 2007, the Company’s common stock began trading on the NASDAQ Capital Market under the symbol “SYMX.”
Public offering
In November 2007, the Company received $49.2 million in net proceeds from a public offering in which the Company sold 5,951,406 shares of its common stock at $9.00 per share. Gross proceeds from this offering were $53.6 million. In the offering and in connection with entering into the joint development agreement, AEI purchased 1,750,000 shares of the Company’s stock at $9.00 per share.
In June 2008, the Company received $99.2 million in net proceeds from a public offering in which the Company sold 11,500,000 shares, including 1,500,000 shares upon the underwriters’ exercise of their over-allotment option, of its common stock at $9.25 per share. Gross proceeds from this offering were $106.4 million.
Issuance to GTI
GTI provides the Company with various technical services including but not limited to laboratory testing of coal samples and plant design review. On August 31, 2006, the Company issued 190,500 shares of common stock to GTI as consideration for the issuance of the U-GAS® license, as described in more detail in Note 8 above. In addition, on September 25, 2007, the Company entered into a Reservation and Use Agreement with GTI for the reservation of time to use GTI’s Flex-Fuel Test Facility in Des Plaines, Illinois to perform pilot-scale evaluations to verify and validate process design information for effects of fuel variability on syngas (volume and quality) with prospective fuels. The tests conducted in the facility allow for a mass balance analysis on specific coal sources to be used in the design of commercial U-GAS® plants. The agreement reserves the facility for 3 months in the calendar year 2008 and 2009. During fiscal year 2008, the Company issued 278,000 unregistered shares of common stock in satisfaction of the $2,500,000 reservation and use fee for the facility.

During the fiscal year ended June 30, 2008, the Company used a portion of its reserved time at GTI’s facility and recorded $1,250,000 of the reservation and use fee to technical development expense in the Company’s statement of operations. As of June 30, 2008, the remaining $1,250,000 of the reservation and use fee is included in other long-term assets in the consolidated balance sheets.
Note 12 — Related Party Transaction
In November 2007, the Company paid an invoice for $940,040 on behalf of Union Charter Financial, a 5% or greater stockholder (“UCF”). The Company had agreed to reimburse UCF’s expenses, subject to the successful completion of the public offering described in Note 11 above. Accordingly, the payment was accounted for as an offering cost in connection with the public offering.
Note 13 — Quarterly Results of Operations (Unaudited)

	2008 Quarters
	First	Second	Third	Fourth	2008

Revenues	$—	$—	$39,879	$288,226	$328,105
Gross loss	—	—	(336,154)	(2,463,104)	(2,799,258)
Net loss	(3,766,422)	(4,327,752)	(7,437,552)	(11,909,758)	(27,441,484)
Net loss per basic and diluted earnings per share	$(0.12)	$(0.13)	$(0.20)	$(0.32)	$(0.80)

	2007 Quarters
	First	Second	Third	Fourth	2007

Revenues	$—	$—	$—	$—	$—
Gross loss	—	—	—	—	—
Net loss	(2,935,067)	(2,993,665)	(2,745,437)	(4,468,264)	(13,142,433)
Net loss per basic and diluted earnings per share	$(0.11)	$(0.11)	$(0.10)	$(0.15)	$(0.47)
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our annual and periodic reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. In addition, we designed these disclosure controls and procedures to ensure that this information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

We do not expect that our disclosure controls and procedures will prevent all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitation in a cost-effective control system, misstatements due to error or fraud could occur and not be detected.
Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2008. Based upon that evaluation, including consideration of the material weaknesses in our internal control over financial reporting discussed below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2008.
(b) Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and, (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.
Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting can also be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.
Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of June 30, 2008 based on criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, management has concluded that we did not maintain effective internal control over financial reporting as of June 30, 2008 due to the material weaknesses in internal control over financial reporting described below. A material weakness is a control deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement to the annual or interim financial statements could occur and not be prevented or detected on a timely basis.
Management identified material weaknesses in internal control over financial reporting as of June 30, 2008. We did not maintain a sufficient number of accounting professionals with familiarity with our operations and the requisite knowledge of U.S. generally accepted accounting principles, or U.S. GAAP. As a result, our internal control over financial reporting was not effective at (1) ensuring that financial reporting risks arising from complex and non-routine transactions are identified timely and that appropriate accounting policies for such transactions are selected and applied and (2) monitoring the operation of internal controls within our period-end close process on a timely basis. These material weaknesses resulted in errors in our preliminary consolidated financial statements that were not prevented or detected by our internal control over financial reporting.

The effectiveness of our internal control over financial reporting as of June 30, 2008 has been audited by KPMG LLP, an independent registered public accounting firm. See “Financial Statements and Supplementary Data — Report of Independent Registered Public Accounting Firm” in Item 8 of this report.
(c) Remediation of Material Weaknesses
To remediate the material weaknesses noted above, we have initiated a search to hire additional personnel with greater technical expertise in U.S. GAAP and greater experience with public company financial reporting. In the interim, certain key positions will continue to be performed by temporary employees and contractors until more qualified candidates are identified and commence full-time employment with us. In addition, we will engage external accounting resources when necessary to supplement our current accounting and finance staff to support our growing business.
(d) Changes in Internal Control Over Financial Reporting
Our management previously identified and disclosed the following material weaknesses in our disclosure controls and procedures in our Form 10-QSB for the quarterly period ended December 31, 2007:
(1)	Ineffective policies and procedures to ensure that sufficient written agreements describing the terms of payments exist before a disbursement is made.

(2)
Ineffective controls to prevent or detect payments being processed without adequate backup or support to identify the amount being paid, the services rendered and the associated costs of each service, and the identity of the vendor.

(3)
Ineffective internal controls to ensure that disbursements to related parties are approved by appropriate individuals and that our public filings include the appropriate disclosure of related party transactions.

Beginning in March 2008, and during the quarter ended June 30, 2008, our management implemented new policies and procedures to address these material weaknesses These new policies and procedures have materially affected the Company’s internal control over financial reporting and consist of the following:
(1)	Increased the level of supporting documentation required for management to pay invoices.
(2)	Required Audit Committee approval for all related party transactions regardless of dollar amount.
(3)	Required that all new vendors be formally approved prior to payments.
Management believes that these enhanced controls have remediated these material weaknesses as of June 30, 2008. There have been no other changes in our internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting except for the changes described above.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended June 30, 2008.
Item 11. Executive Compensation
The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended June 30, 2008.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended June 30, 2008.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended June 30, 2008.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended June 30, 2008.

Item 15. Exhibits and Financial Statement Schedules
1.	Financial Statements. Reference is made to the Index to Consolidated Financial Statements at Item 8 of this Annual Report.

2.	Financial Statement Schedules. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes to the financial statements.

3.	Exhibits.

Number		Description of Exhibits

3.1		Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on January 31, 2007).

3.2
Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on March 30, 2007).

4.1		Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on January 31, 2007).

10.1	**
Amended and Restated License Agreement by and between Synthesis Energy Systems, Inc. and Gas Technology Institute dated August 31, 2006 (incorporated by reference to Exhibit 10.3 to Amendment No. 4 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on May 23, 2007).

10.2
Cooperative Joint Venture Contract of SES (Zaozhuang) New Gas Company Ltd. between Shandong Hai Hua Coal & Chemical Company Ltd. and Synthesis Energy Systems Investments, Inc. dated July 6, 2006 — English translation from original Chinese document (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on January 31, 2007).

10.3
Amendment to Cooperative Joint Venture Contract of SES (Zaozhuang) New Gas Company Ltd. between Shandong Hai Hua Coal & Chemical Company Ltd. and Synthesis Energy Systems Investments, Inc. dated November 8, 2006 — English translation from original Chinese document (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on January 31, 2007).

10.4	**
Contract for Synthesis Gas Purchase and Sales by and between Shandong Hai Hua Coal & Chemical Company Ltd. and Synthesis Energy Systems (Zaozhuang) New Gas Company Ltd. dated October 22, 2006 — English translation from original Chinese document (incorporated by reference to Exhibit 10.6 to Amendment No. 4 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on May 23, 2007).

10.5	+
Employment Agreement between the Company and Timothy E. Vail dated May 30, 2006 (incorporated by reference to Exhibit 10.7 to Amendment No. 2 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on March 30, 2007).

10.6	+
Amendment to Employment Agreement between the Company and Timothy E. Vail dated November 15, 2006 (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on January 31, 2007).

10.7	+
Employment Agreement between the Company and David Eichinger dated May 30, 2006 (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on January 31, 2007).

10.8	+
Amended and Restated Employment Agreement between the Company and Donald P. Bunnell dated July 14, 2006 (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on January 31, 2007).

Number		Description of Exhibits

10.9	+
Consulting Agreement between the Company and Lorenzo Lamadrid dated May 30, 2006 (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on January 31, 2007).

10.10	+
Amended and Restated 2005 Incentive Plan (incorporated by reference to Exhibit 10.13 to Amendment No. 3 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on May 1, 2007).

10.11	+
Form of Nonstatutory Stock Option Agreement (four year vesting) (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on January 31, 2007).

10.12	+
Form of Nonstatutory Stock Option Agreement (five year vesting) (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on January 31, 2007).

10.13
Shareholder’s Loan Agreement by and between Synthesis Energy Systems Investments, Inc. and Synthesis Energy Systems (Zaozhuang) dated March 20, 2007 (incorporated by reference to Exhibit 10.15 to Amendment No. 2 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on March 30, 2007).

10.14
Fixed Assets Loan Contract between Synthesis Energy Systems (Zaozhuang) New Gas Company Ltd. and Industrial and Commercial Bank of China dated March 27, 2007 — English translation from original Chinese document (incorporated by reference to Exhibit 10.16 to Amendment No. 2 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on March 30, 2007).

10.15
Amended and Restated Commitment Agreement dated November 30, 2006 between the Company and Union Charter Capital VII, Inc. (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on January 31, 2007).

10.16
Second Amendment to Cooperative Joint Venture Contract of SES (Zaozhuang) New Gas Company Ltd., between Shandong Hai Hua Coal & Chemical Company Ltd. and Synthesis Energy Systems Investments, Inc., dated February 12, 2007 — English translation from original Chinese document (incorporated by reference to Exhibit 10.6 to Amendment No. 3 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on May 1, 2007).

10.17
Co-Operative Joint Venture Contract of SES — GCL (Inner Mongolia) Coal Chemical Co., Ltd. between Inner Mongolia Golden Concord (Xilinhot) Energy Investment Co., Ltd. and Synthesis Energy Systems Investments, Inc. dated May 25, 2007 — English translation from original Chinese document (incorporated by reference to Exhibit 10.21 to Amendment No. 5 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on June 6, 2007).

10.18
Amendment No. 1 to Amended and Restated License Agreement by and between Synthesis Energy Systems, Inc. and Gas Technology Institute dated June 14, 2007 (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement (Registration No. 333-143817) on Form SB-2 filed on June 15, 2007).

10.19
Joint Development Agreement by and between Synthesis Energy Systems, Inc. and AEI dated July 11, 2007 (incorporated by reference to Exhibit 10.24 to Amendment No. 1 to the Company’s Registration Statement (Registration No. 333-143817) on Form SB-2 filed on July 16, 2007).

10.20
Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2007).

10.21
Reservation and Use Agreement dated September 25, 2007 between the Company and the Gas Technology Institute (incorporated by reference to Exhibit 10.26 to Amendment No. 4 to the Company’s Registration Statement (Registration No. 333-143817) on Form SB-2 filed on September 26, 2007).

10.22
First Amendment to Joint Development Agreement by and between the Company and AEI dated September 26, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 2, 2007).

10.23
Lease Agreement between Synthesis Energy Systems, Inc. and AVPF Riverway Ltd. dated January 14, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 31, 2008).

Number		Description of Exhibits

10.24
Severance Agreement and Release between Synthesis Energy Systems, Inc. and Carol Pearson dated effective April 12, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 17, 2008).

10.25		First Amendment to the Amended and Restated 2005 Incentive Plan (incorporated by reference to Annex B to the Company’s Proxy Statement on Schedule 14A filed on November 15, 2007).

21.1		Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on January 31, 2007).

31.1	*	Certification of Chief Executive Officer of Synthesis Energy Systems, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	*	Certification of Chief Financial Officer of Synthesis Energy Systems, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	*
Certification of Chief Executive Officer of Synthesis Energy Systems, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	*
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

+	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNTHESIS ENERGY SYSTEMS, INC.
Date: September 15, 2008	By:	/s/ Timothy E. Vail
Timothy E. Vail, President
and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 15, 2008.

Signature	Capacity In Which Signed	Date

/s/ Timothy E. Vail Timothy E. Vail	President and Chief Executive Officer and Director (Principal Executive Officer)	September 15, 2008

/s/ David Eichinger David Eichinger	Chief Financial Officer and Senior Vice President of Corporate Development (Principal	September 15, 2008
Financial and Accounting Officer)

/s/ Donald Bunnell Donald Bunnell	President, Chief Executive Officer — Asia Pacific and Director	September 15, 2008

/s/ Lorenzo Lamadrid Lorenzo Lamadrid	Director	September 15, 2008

/s/ Michael Storey Michael Storey	Director	September 15, 2008

/s/ Denis Slavich Denis Slavich	Director	September 15, 2008

/s/ Harry Rubin Harry Rubin	Director	September 15, 2008

EXHIBIT INDEX

Number	Description of Exhibits
31.1*	Certification of Chief Executive Officer of Synthesis Energy Systems, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer of Synthesis Energy Systems, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer of Synthesis Energy Systems, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2*	Certification of Chief Financial Officer of Synthesis Energy Systems, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Filed herewith.