Form 10-K/A
period 2008-06-30
SYNTHESIS ENERGY SYSTEMS INC
filed 2008-10-27
CIK 1375063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to ______

Commission file number: 01-33522

SYNTHESIS ENERGY SYSTEMS, INC.

(Exact Name of Registrant as specified in its Charter)

Delaware	20-2110031
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Three Riverway, Suite 300, Houston, Texas	77056
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (713) 579-0600

Securities registered pursuant to Section 12(b) of the Exchange Act:

Common Stock, $.01 par value	NASDAQ Stock Market
(Title of Class)	(Name of Exchange on Which Registered)

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.  Yes [  ]    No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of 15(d) of the Exchange Act.  Yes [  ]    No [ X ]

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ Yes ]   No [  ]

Indicate by check mark if there is disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]

Accelerated filer [ X ]

Non-accelerated filer [  ]

Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]    No [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the most recently completed second fiscal quarter, December 31, 2007, was approximately $438,848,000.

As of October 16, 2008, there were 48,010,921 shares of the registrant’s common stock outstanding, par value $.01 per share.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended June 30, 2008, originally filed with the Securities and Exchange Commission on September 15, 2008 (the “Original Filing”).  We are filing this Amendment to include (i) the information required by Part III, Items 10, 11, 12, 13 and 14, which were not included in the Original Filing in reliance on Instruction G(3) to Form 10-K.  We have also deleted the reference to an amendment to the Original Filing on the cover page under “Documents Incorporated By Reference.”

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

Directors, Executive Officers and Key Employees

The following table sets forth information concerning our directors, executive officers and key employees as of June 30, 2008:

Name	Age	Position

Timothy Vail	45	President, Chief Executive Officer and Director
David Eichinger	42	Chief Financial Officer and Senior Vice President of Corporate Development
Donald Bunnell	43	President, Chief Executive Officer – Asia Pacific and Director
Robert Rigdon	50	Senior Vice President of Global Development
Lorenzo Lamadrid	57	Chairman of the Board
Michael Storey	65	Director
Denis Slavich	67	Director
Harry Rubin	55	Director

Timothy Vail. Mr. Vail is our President and Chief Executive Officer and is also a director. Mr. Vail joined us as a director in September 2005, and accepted the President and Chief Executive Officer position in May 2006. Prior to joining us, beginning in 2002, Mr. Vail served as the Director of Commercialization for Fuel Cell Development for General Motors Corporation. At GM, Mr. Vail’s duties included the development of GM’s Shanghai fuel cell office as well as coordination of engineering facilities in the United States, Germany, Japan and China. Prior to his position at GM, Mr. Vail was the Vice President of product development for The New Power Company, a start-up subsidiary of Enron Corporation, where he was responsible for the development of new products and services to be delivered to New Power’s customer bases. From 1995 until starting work for The New Power Company, Mr. Vail was a Vice President at Enron Energy Services. Mr. Vail was also a securities lawyer with Andrews Kurth, LLP from 1990 to 1993. Mr. Vail holds a J.D. from the University of Houston Law Center and a B.A. in Economics from The University of Texas at Austin.

David Eichinger. Mr. Eichinger has served as our Chief Financial Officer and Senior Vice President of Corporate Development since May 2006. Prior to joining us as an executive officer, Mr. Eichinger was a consultant to us since November 2005, in which capacity he advised us on technology license negotiations and global expansion beyond the Chinese market. From 1991 to 1996, Mr. Eichinger spent five years in the Corporate Treasury section as an analyst in Corporate Finance and Tax at Exxon Corporation and Exxon Chemicals. From 1996 to 2000, Mr. Eichinger led merger and acquisition teams for Enron Corporation in the deregulation wholesale and retail markets in North and South America. In addition, Mr. Eichinger led the spin off of The New Power Company and served as an executive officer in charge of corporate development. From 2003 to mid-2005, Mr. Eichinger ran the fuel cell distributed generation group at General Motors. Mr. Eichinger has also advised a number of energy related firms including CAM Energy, a New York based hedge fund, and General Hydrogen. Mr. Eichinger holds both a B.S. and an M.S. in Chemistry from The College of William and Mary, and an M.B.A. from Carnegie Mellon.

Donald Bunnell. Mr. Bunnell is our President and Chief Executive Officer—Asia Pacific, a director and a co-founder of our company. From 2001 until our founding in 2003, Mr. Bunnell was the Asia Business Development Vice President for BHP Billiton’s aluminum group. Between 1997 and 2001, Mr. Bunnell served in various capacities, including Vice President in charge of Enron China’s power group, and Country Manager, with the power development team of Enron Corporation. During this time, Mr. Bunnell spent three years leading the Enron/Messer/Texaco consortium for the Nanjing BASF Project. From 1995 to 1997, Mr. Bunnell was a manager with Coastal Power Corporation (now part of El Paso Corporation) in Beijing, where he was involved in development of gas turbine power plants and other power projects. Mr. Bunnell is an attorney licensed to practice in the United States and has practiced law in Hong Kong, advising clients on China investments, prior to entering the power business. Mr. Bunnell is fluent in Mandarin Chinese, has lived in China for over 11 years, and has 10 years of experience in the China power industry developing projects and managing joint ventures. Mr. Bunnell graduated from Miami University with a B.A. and from the William & Mary School of Law with a J.D.

Robert Rigdon. Mr. Rigdon has served as our Senior Vice President of Global Development since May 2008 and is responsible for overseeing all aspects of our current and future coal gasification projects worldwide. From June 2004 until joining us, Mr. Rigdon worked for GE Energy in a variety of capacities, including Manager—Gasification Engineering, Director—IGCC Commercialization, and Director—Gasification Industrials and Chemicals Business. For the 20 years previous to this, Mr. Rigdon worked for Texaco, and later ChevronTexaco, as an engineer and in the Worldwide Power & Gasification group, where he ultimately became Vice President—Gasification Technology for the group. Mr. Rigdon is a mechanical engineer with a B.S. from Lamar University.

Lorenzo Lamadrid. Mr. Lamadrid has been the Chairman of the Board since April 2005. Since 2001, Mr. Lamadrid has been the Managing Director of Globe Development Group, LLC, a firm that specializes in the development of large scale energy, power generation, transportation and infrastructure projects in China and provides business advisory services and investments with a particular focus on China. Mr. Lamadrid has also been a Director of Flow International Corporation since January 2006. Mr. Lamadrid has been a member of the International Advisory Board of Sirocco Aerospace, an international aircraft manufacturer and marketer, since mid-2001. He previously served as President and Chief Executive Officer of Arthur D. Little, a management and consulting company, from 1999 to 2001, as President of Western Resources International, Inc. from 1996 through 1999 and as Managing Director of The Wing Group from 1993 through 1999. The Wing Group was a leading international electric power project-development company that was sold to Western Resources in 1999. Prior to that, he was with General Electric from 1984 to 1993 serving as corporate officer, Vice President and General Manager at GE Aerospace for Marketing and International Operations, and as General Manager of Strategic Planning and Business Development of GE’s International Sector. Prior to joining GE, Mr. Lamadrid was a senior Manager at the Boston Consulting Group where he worked from 1975 to 1984. Mr. Lamadrid holds a dual bachelor’s degree in Chemical Engineering and Administrative Sciences from Yale University, an M.S. in Chemical Engineering from the Massachusetts Institute of Technology and an M.B.A. in Marketing and International Business from the Harvard Business School.

Michael Storey. Mr. Storey has served as one of our directors since November 2005. From June 2002 through November 2005, he was a partner with Union Charter Financial. From 2000 to 2004, he has served as President and CEO of Inmarsat Ventures, a global communications company. He resigned in March 2004, but continued as an advisor until March 2006. From 1993 to 1999, Mr. Storey ran several telecommunications businesses during European deregulation that became MCI Europe and is now Verizon Communications. In 1984, Mr. Storey and a partner established City Centre Communications, a business in the cable television and telecommunications industry. The business was grown through several acquisitions of franchises before the business was sold in 1992 to Videotron and Bell Canada. He served as a Director and later as Chairman of the Cable Communications Association from 1983 to 1990, representing all the investors in the U.K. cable industry. Starting in 1972, Mr. Storey served for 10 years as a Vice President and Partner of Booze Allen Hamilton International Management Consultants. He is also currently the non-executive Chairman of Impello Plc, an independent utility company in the United Kingdom. Mr. Storey is a graduate of King’s Fund Administrative Staff College and has an M.B.A. from the University of Chicago. From 1958 to 1968, he worked in the healthcare industry, operating hospitals in the U.K., Middle East and North America. He also holds two professional certifications: Professionally Qualified Hospital Administrator and Professionally Qualified Personnel Manager.

Denis Slavich. Mr. Slavich has served as a director since November 2005 and currently serves as the Chairman of the Audit Committee. Mr. Slavich has over 35 years of experience in large scale power generation development. He is currently an international consultant to a number of U.S. and China-based companies engaged in cross border transactions, as well as an advisor and board member for a number of additional firms. From 1998 to 2000 Mr. Slavich was the CFO and director of KMR Power Corporation and was responsible for the development of an international IPP company that developed projects in Columbia as well as other areas. From 2000 until 2002, he served as Vice President and CFO of BigMachines Inc., a software company, and from 2001 until the present, he has served as Chairman of Leading Edge Technologies, a desalination technology company, and has recently served as its CEO. Mr. Slavich also served as acting President for Kellogg Development Corporation, a division of M.W. Kellogg, during 1997. From 1991 to 1995, Mr. Slavich was also a Vice President of Marketing for Fluor Daniel. From 1971 to 1991, Mr. Slavich served in various executive positions at Bechtel Corporation including Sr. VP, CFO, and director and Sr. VP and manager of the International Power Division. Mr. Slavich received his Ph.D. from Massachusetts Institute of Technology, his M.B.A. from the University of Pittsburgh and his B.S. in Electrical Engineering from the University of California at Berkeley.

Harry Rubin. Mr. Rubin has served as a director since August 2006. Mr. Rubin is currently Chairman of Henmead Enterprises, in which capacity he advises various companies regarding strategy, acquisitions and divestitures. He currently serves as a Director of Image-Metrics Plc, and has held board positions at a number of private and public companies such as the A&E Network, RCA/Columbia Pictures Home Video and the Genisco Technology Corporation. He was a founding partner of the Boston Beer Company. In the 12 years prior to 2006, Mr. Rubin held various senior management roles in the computer software industry, including Senior Executive Vice President and Chief Operating Officer of Atari, and President of International Operations and Chief Financial Officer for GT Interactive Software. Mr. Rubin entered the computer software business in 1993 when he became Executive VP for GT Interactive Software as a start-up company, and played a leadership role in GT’s progression as the company went public in 1995 and became one of the largest industry players. Prior to 1993, he held various senior financial and general management positions at RCA, GE and NBC. He is a graduate of Stanford University and Harvard Business School.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our directors and executive officers, and persons who own more than 10% of our equity securities, to file initial reports of ownership and reports of changes in ownership of our common stock with the SEC and to furnish us a copy of each filed report.

To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended June 30, 2008, our officers, directors and greater than 10% beneficial owners timely filed all required Section 16(a) reports.

Code of Ethics

We have adopted a Code of Business and Ethical Conduct that applies to all of our employees, as well as each member of our board of directors, or the Board.  The Code of Business and Ethical Conduct is available at the “Corporate Governance” section of our website at www.synthesisenergy.com.  We intend to post amendments to or waivers from the Code of Business and Ethical Conduct (to the extent applicable to our chief executive officer, principal financial officer or principal accounting officer) at this location on our website.

Corporate Governance

The Board has six directors and has established the Audit, Compensation, and Nominating and Governance Committees as its standing committees. During the year ended June 30, 2008, the members of the Audit Committee were Michael Storey, Denis Slavich and Harry Rubin.  The Board has determined that Denis Slavich is an audit committee financial expert under Item 407(d) of Regulation S-K of the Securities and Exchange Commission.  Under Rule 4200 of the NASDAQ Stock Market Rules, all of the members of the Audit Committee were and are independent.  There have been no material changes to the procedures by which our stockholders may recommend nominees to the Board.

Item 11.

Executive Compensation

Compensation Discussion and Analysis

Compensation Philosophy and Objectives. Our philosophy in establishing executive compensation policies and practices is to align each element of compensation with our short-term and long-term strategic objectives, while providing competitive compensation that enables us to attract and retain top-quality executive talent.

The primary objectives of our compensation policies and practices for our Named Executive Officers (Timothy Vail, our President and Chief Executive Officer, David Eichinger, our Chief Financial Officer and Senior Vice President of Corporate Development, and Donald Bunnell, our President and Chief Executive Officer—Asia Pacific) for the fiscal year ended June 30, 2008, were to:

•

Attract, retain, motivate and reward highly qualified and competent executives who have extensive industry experience through a mix of base salary, annual cash incentives and long-term equity incentives that recognize individual and company performance; and

•

Provide incentives to increase and maximize stockholder value by:

o

Emphasizing equity-based compensation to more closely align the interests of executives with those of our stockholders; and

o

Structuring short-term compensation contingent upon the achievement of performance measures intended to reward performance year-over-year that we believe creates stockholder value in the short-term and over the long-term.

We have adopted this philosophy because we believe that it is critical to our continued success and the achievement of our short-term and long-term goals and objectives as a company for our stockholders.

Administration. Our executive compensation program is administered by the Compensation Committee of the Board (the “Compensation Committee”) in accordance with its charter and other corporate governance requirements of the SEC and NASDAQ.

The Compensation Committee has directly engaged, and may in the future engage, compensation consultants familiar with our industry to advise the Compensation Committee regarding certain compensation issues. The assignments of the consultants are determined by the Compensation Committee, although management may have input into these assignments.

The Compensation Committee determines the total compensation of Mr. Vail, as our President and Chief Executive Officer, and the nature and amount of each element of his compensation. Mr. Vail plays a key role in determining executive compensation for the other named executive officers. Mr. Vail attends the meetings of the Compensation Committee regarding executive compensation and discusses his recommendations with the Compensation Committee, including his evaluation of the performance of the other named executive officers in arriving at his recommendations, which are based on his direct evaluation of such executives, after receiving input from the peers of such executives and others, if necessary. These recommendations are considered by the Compensation Committee, along with other relevant data, in determining the base salary, annual cash incentives, long-term equity incentives, and benefits and perquisites for such executives.

Compensation Program. Based on and consistent with the philosophy and objectives stated above, our current executive compensation program and its historical programs and practices consist of the following elements:

•

Base salary;

•

Annual cash incentive awards;

•

Long-term equity incentive awards;

•

Post-employment benefits; and

•

Benefits and perquisites.

We have chosen these elements to remain competitive in attracting and retaining executive talent and to provide strong incentives for consistent high performance with current and potential financial rewards. The compensation packages of Messrs. Vail and Eichinger are more heavily weighted towards long-term equity incentive awards, as opposed to base salary or annual incentive awards. The goal of this policy is to attract and retain the executives to ensure our long term success. Mr. Bunnell’s compensation package is more heavily weighted towards annual cash incentive awards, which are tied to the performance of the business. We also provide employee benefits such as health, dental and life insurance at no cost to the named executive officers pursuant to plans that are generally available to our employees. We think our mix of compensation instills in our executives the importance of achieving our short-term and long-term business goals and objectives and thereby increasing stockholder value.

In evaluating the data assimilated from peer companies, the Compensation Committee takes into account differences in the size of individual peer companies. In 2007, Korn/Ferry International, the independent compensation consultant engaged by the committee, provided the committee with executive compensation data as part of its comparative process. The Compensation Committee used the data as a basis to include both smaller and larger companies in the peer group similar to the method used by the investment community in comparing the company to peer companies. The Compensation Committee will continue to monitor the appropriateness of the peer group and the relative measures drawn from the process with the primary objective of utilizing a peer group that provides the most appropriate comparison to the company as part of the Compensation Committee’s competitiveness evaluation.

Consistent with our total executive compensation philosophy set forth above, in setting executive compensation the Compensation Committee considers the total compensation payable to a named executive officer and each form of compensation. The Compensation Committee seeks to achieve a balance between immediate cash rewards for the achievement of annual company-wide objectives and individual objectives, and long-term incentives that vest over time and that are designed to align the interests of our named executive officers with those of our stockholders.

As mentioned above, the percentage of compensation that is equity based compensation typically increases in relation to an executive’s responsibilities within the company, with contingent incentive compensation for more senior executives being a greater percentage of total compensation than for less senior executives. The Compensation Committee believes that making a significant portion of an executive’s incentive compensation contingent on long-term stock price performance more closely aligns the executive’s interests with those of our stockholders.

Additional details regarding each element of our executive compensation program are as follows:

Base Salaries. The base salary range for the named executive officers was established in 2006 by the Compensation Committee.  Base salary is viewed as a less significant element of compensation than long-term equity, so the levels are less than those of peer companies. The Compensation Committee approves all increases in base salary for our named executive officers in advance. The Compensation Committee reviews salaries of executive officers at periodic intervals and awards increases, if appropriate. In assessing the amount and timing of salary adjustments, if any, the Compensation Committee considers individual performance, changes in functions and responsibilities, if any, competitive salaries and peer comparisons, and relative positions within the company. Base salaries for all named executive officers for the fiscal years ended June 30, 2007 and 2008 are shown in the “Salary” column of the Summary Compensation Table below.

Annual Cash Incentive Compensation. The named executive officers are each eligible for consideration for annual cash incentive compensation awards under the terms of their employment agreements as described under “—Employment Agreements” below. The awards are intended to link annual cash incentive compensation to achievement of our short-term business objectives and stockholders’ interests as a whole. For each year, the Compensation Committee establishes objective performance measures, thresholds and goals to determine awards for that year. Mr. Bunnell’s compensation is most heavily weighted to this element.

Long-Term Equity Incentive Compensation. The Compensation Committee provides stock or equity incentives and rewards to executive officers in order to link the executive’s long term interests to those of our stockholders and to encourage stock ownership by executives as a means of aligning the executives’ long term interests with those of our stockholders. The compensation of Messrs. Vail and Eichinger is most heavily weighted to this element.

Our Amended & Restated 2005 Stock Incentive Plan, as amended, or the 2005 Plan, is maintained with the objectives of (i) attracting and retaining selected key employees, consultants and outside directors; (ii) encouraging their commitment; (iii) motivating superior performance; (iv) facilitating attainment of ownership interests in us; (v) aligning personal interests with those of our stockholders; and (vi) enabling grantees to share in our long-term growth and success.

In May 2007, the Board approved an increase in the number of shares reserved for issuance under the 2005 Plan to 8,000,000 shares and stockholder approval was obtained at the Annual Meeting of Stockholders on December 20, 2007.  The Board also approved to increase the contractual term of the awards from five years to ten years for all future awards.

The Compensation Committee exercises its discretion in determining the mix between and among awards of incentive stock options, non-qualified stock options and restricted stock. To date, the only incentive awards granted to the named executive officers by the Compensation Committee have been stock options. The exercise price of stock options is based on the fair market value of a share of our common stock on the date of grant, which, under the 2005 Plan, is the closing sales price on that date of a share of our common stock as reported on The NASDAQ Capital Market.  As of August 18, 2008, it is based on the closing sales price of our common stock as reported on The NASDAQ Global Market.

Currently, stock options granted under the 2005 Plan vest ratably on the first, second, third and fourth anniversaries of the grant date so that the options are fully vested after four years, although certain of the initial option grants under the 2005 Plan vested in five equal installments, with the first installment vesting on the date of grant and the remainder vesting annually over a four year period. Stock option grants are available for exercise for ten years from the date of grant. Since stock options are priced at fair market value on the date of grant, the options will only have value to the grantee if the market price of our common stock increases after the grant of the option.

Post-Employment Benefits. We have entered into employment agreements with our executive officers which provide for the payment of severance and other post-termination benefits depending on the nature of the termination, including, severance payments in the event of a termination following a “change in control.” The Compensation Committee believes that the terms and conditions of these agreements are reasonable and assist us in retaining the executive talent needed to achieve our objectives. In particular, the termination agreements, in the event of a “change in control,” help executives focus their attention on the performance of their duties in the best interests of the stockholders without being concerned about the consequences to them of a change in control and help promote continuity of senior management. Information regarding the specific payments that are applicable to each termination event, as well as the effect on unvested equity awards, is provided under the heading “—Potential Payments Upon Termination or Change of Control” below.

Benefits and Executive Perquisites. As our executives and employees, the named executive officers are eligible to participate in the health, dental, short-term disability and long-term disability insurance plans and programs provided to all company employees. Named executive officers are also eligible to participate in our 401(k) plan, which is generally available to all of our employees. Mr. Vail’s employment agreement also requires us to reimburse Mr. Vail if he uses his personal aircraft for our business. He is entitled to receive the lesser of (i) the cost of a comparable commercial airline fare or (ii) the actual operating costs of the flight on his aircraft, including fuel costs, pilot expenses and engine reserves.

Impact of Accounting and Tax Treatments. Section 162(m) of the Code limits tax deductions for certain executive compensation over $1 million. Certain types of compensation are deductible only if performance criteria are specified in detail, and stockholders have approved the compensation arrangements. The Compensation Committee remains aware of these provisions and may in the future determine to make grants whereby all or any of such awards may qualify for deductibility, but the Compensation Committee has not yet adopted a formal policy with respect to qualifying compensation paid to the named executive officers for an exemption from this limitation on deductibility imposed by this section.

On October 22, 2004, the American Jobs Creation Act of 2004 was signed into law, changing the tax rules applicable to nonqualified deferred compensation arrangements. While the final regulations have not yet become effective, we believe that we are operating in good faith compliance with the statutory provisions which were effective January 1, 2005.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis. Based upon such review and discussions, and such other matters deemed relevant and appropriate by the Compensation Committee, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment to the Annual Report on Form 10-K.

Michael Storey

Denis Slavich

Harry Rubin

Summary Compensation Table

The following table provides information concerning compensation paid or accrued during the fiscal years ended June 30, 2008, 2007 and 2006 to our principal executive officer, our principal financial officer, and each of our most highly paid executive officers whose salary and bonus exceeded $100,000, collectively referred to as the Named Executive Officers, determined at the end of the last fiscal year:

Name and Principal Position	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards (2)	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Timothy Vail, President and CEO	2008 2007 2006	$ 180,000 $ 158,750 $ 12,500 (1)	$ 216,000 $ 126,000 $ -	$ - $ - $ -	$ 1,760,615 $ 3,256,040 $ 1,844,422	- - -	$ - $ - $ -	$ 2,156,615 $ 3,540,790 $ 1,856,922
David Eichinger, CFO	2008 2007 2006	$ 180,000 $ 155,000 $ 10,000 (4)	$ 180,000 $ 156,000 $ -	$ - $ - $ -	$ 1,286,867 $ 2,369,268 $ 1,274,802	- - -	$ - $ 100,300 (3) $ 46,573 (5)	$ 1,646,867 $ 2,780,568 $ 1,331,375
Donald Bunnell, President and CEO Asia Pacific	2008 2007 2006	$ 175,000 $ 120,000 $ 120,000	$ 180,000 $ 320,000 $ -	$ - $ - $ -	$ - $ - $ -	- - -	$ - $ - $ -	$ 355,000 $ 440,000 $ 120,000

_______________________

(1)

Prior to May 30, 2006, Mr. Vail served only as a director, for which he did not receive any cash compensation.

(2)

The amounts in the “Option awards” column reflect the dollar amount recognized for financial statement reporting purposes for the fiscal years ended June 30, 2006, 2007 and 2008, in accordance with FAS 123R, of awards pursuant to the 2005 Plan, and thus may include amounts from awards granted both in and prior to 2008. Assumptions used in the calculation of these amounts are included in “Note 4—Stock-Based Compensation” to our audited financial statements for the fiscal year ended June 30, 2008 included in our annual report on Form 10-K for the year ended June 30, 2008 filed with the Securities and Exchange Commission on September 15, 2008. However, as required, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.

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

Employment Agreements

We have entered into employment agreements with Timothy Vail, as our President and Chief Executive Officer, David Eichinger, as our Chief Financial Officer and Senior Vice President of Corporate Development and Donald Bunnell, as our President and Chief Executive Officer—Asia Pacific.

Our agreement with Mr. Vail became effective May 30, 2006 and has a term of four years. He receives an annual base salary of up to $180,000, bonuses as may be awarded from time to time by the Board or any compensation committee thereof, including a performance bonus, and reimbursement of no more than $1,500 per month for all reasonable and customary medical and health insurance premiums incurred by Mr. Vail if he is not covered by insurance. Mr. Vail’s salary as of June 30, 2006 was $10,000 per month and was subject to increase upon the achievement of certain performance milestones. Mr. Vail met two of these milestones, one in August 2006 and his salary was increased to $12,500 per month, and the second in March 2007 and his salary was increased to $15,000 per month. The compensation committee of the Board also evaluates Mr. Vail’s salary on an annual basis and will determine if any additional increases are warranted. Pursuant to the terms of the employment agreement, we have also granted Mr. Vail options to purchase 2,350,000 shares of common stock. The options have an exercise price of $3.00 and vest in five equal installments, with the first installment vesting on the date of grant and the remainder vesting annually over a four year period. The options are subject to the terms and conditions outlined in the 2005 Plan.

The employment agreement prohibits Mr. Vail from competing with us during his employment and for a period of 18 months thereafter. The agreement also requires us to reimburse Mr. Vail if he uses his personal aircraft for our business. He is entitled to receive the lesser of (i) the costs of a comparable commercial airline fare or (ii) the actual operating costs of the flight on his aircraft, including fuel costs, pilot expenses and engine reserves.

Mr. Vail was also granted an option to purchase 50,000 shares of common stock pursuant to the terms of a nonstatutory stock option agreement dated effective November 7, 2005. The option has an exercise price of $2.50 and vests in four equal annual installments, with the first installment vesting on the effective date of the grant. The option is subject to the terms and conditions outlined in the 2005 Plan.

Our agreement with Mr. Eichinger became effective May 30, 2006 and has a term of four years. He receives an annual base salary of up to $180,000, bonuses as may be awarded from time to time by the Board or any compensation committee thereof, including a performance bonus, and reimbursement of no more than $1,500 per month for all reasonable and customary medical and health insurance premiums incurred by Mr. Eichinger if he is not covered by insurance. Mr. Eichinger’s current salary is $15,000 per month and is subject to increase upon the achievement of certain performance milestones. The compensation committee of the Board evaluates Mr. Eichinger’s salary on an annual basis and will determine if any additional increases are warranted. We have also granted Mr. Eichinger options to purchase 1,750,000 shares of common stock. The options have an exercise price of $3.00 and vest in five equal installments, with the first installment vesting on the date of grant and the remainder vesting annually over a four year period. The options are subject to the terms and conditions outlined in the 2005 Plan. The employment agreement prohibits Mr. Eichinger from competing with us during his employment and for a period of 18 months thereafter.

Our agreement with Mr. Bunnell was amended and restated effective July 14, 2006 and has a term ending on April 18, 2009.  At the time of the effectiveness of the agreement, Mr. Bunnell received an annual base salary of $120,000, subject to increase upon the achievement of certain performance milestones.  In addition, bonuses may be awarded to Mr. Bunnell from time to time by the Board or any compensation committee thereof, including a performance bonus, and reimbursement of no more than $1,500 per month for all reasonable and customary medical and health insurance premiums incurred by Mr. Bunnell if he is not covered by insurance. Mr. Bunnell’s current salary is $15,000 per month and is subject to increase upon the achievement of certain performance milestones. The compensation committee of the Board evaluates Mr. Bunnell’s salary on an annual basis and will determine if any additional increases are warranted. The employment agreement prohibits Mr. Bunnell from competing with us during his employment and for a period of 18 months thereafter.

Potential Payments upon Termination or Change of Control

Pursuant to the terms of their employment agreements, upon a termination without cause or a voluntary termination for good reason, Messrs. Vail and Eichinger are entitled to receive (i) all payments of their base salary (as of the date of termination) for the remainder of the term of their agreements and in accordance with the terms thereof, (ii) payment of any bonus that they would have been otherwise entitled to receive under their agreement as of the date of their termination, and (iii) all unvested options shall automatically vest as of the termination date. In addition, pursuant to the terms of his employment agreement, upon a termination without cause or a voluntary termination for good reason, Mr. Bunnell is entitled to receive all payments of his base salary (as of the date of termination) for the remainder of the term of his agreement and in accordance with the terms thereof. Upon a voluntary termination without good reason, termination for cause, death or disability, Messrs. Vail, Eichinger and Bunnell would not be entitled to receive benefits from us. Assuming that the effective date of termination was June 30, 2008, the total of such benefits would be as follows: (i) $1,793,403 for Mr. Vail (including $345,000 in base salary, $90,000 in bonus and $1,358,403 as the value of accelerated options), (ii) $1,440,953 for Mr. Eichinger (including $345,000 in base salary, $90,000 in bonus and $1,005,953 as the value of accelerated options) and (iii) $150,000 in base salary for Mr. Bunnell.  The bonus amounts included in these assumptions is based on the minimum bonus that each executive would be entitled to receive upon termination under their employment agreement.  All vested options must be exercised within six months of the termination date, regardless of the reason for termination.

Upon a change of control (as defined in their employment agreements), all unvested options of Messrs. Vail and Eichinger would automatically vest on the effective date of the change of control, even if their employment is not terminated. In addition, the employment agreements of Messrs. Vail and Eichinger also contain tax gross-up provisions which are applicable in the event that they received payments or benefits under their employment agreement in connection with a change of control. If the officer incurs any excise tax by reason of his or her receipt of such payments, he or she will receive a gross-up payment in an amount that would place them in the same after-tax position that he or she would have been in if no excise tax had applied.

Outstanding Equity Awards for Year Ended June 30, 2008

The following table shows the number of shares covered by exercisable and unexercisable options held by our named executive officers on June 30, 2008.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Timothy Vail	1,447,500	952,500 (1)	-	(1)	(1)	-	-	-	-
David Eichinger	1,050,000	700,000(2)	-	$3.00	(2)	-	-	-	-
Donald Bunnell	-	-	-	-	-	-	-	-	-

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

Director Compensation

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards (1)	Non-Equity Incentive Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Lorenzo Lamadrid	$ 60,000	-	$ 32,536	-	-	-	$ 92,536
Michael Storey	$ 3,000	-	$ 179,606	-	-	-	$ 182,606
Denis Slavich	$ 3,000	-	$ 179,606	-	-	-	$ 182,606
Harry Rubin	$ 3,000	-	$ 255,945	-	-	-	$ 258,945

____________________

(1)

The amounts in the “Option Awards” column reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended June 30, 2008, in accordance with FAS 123R, of awards pursuant to the 2005 Plan, and thus may include amounts from awards granted both in and prior to 2008. Assumptions used in the calculation of these amounts are included in “Note 4—Stock-Based Compensation” to our audited financial statements for the fiscal year ended June 30, 2008 included in our annual report on Form 10-K for the year ended June 30, 2008 filed with the Securities and Exchange

Commission on September 15, 2008. However, as required, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.

Effective January 1, 2008, independent directors, other than Mr. Lamadrid, receive a quarterly cash payment of $1,500 for their service on the Board.  In addition, upon appointment to the Board, directors receive a one-time option to acquire 160,000 shares of common stock.  They also receive a one-time option to acquire 40,000 shares of common stock if they serve as the chairperson of a committee of the Board.  Additional options grants to directors are determined on an annual basis.

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

(1)

Consists of the 2005 Plan.

(2)

Of the total 8,000,000 shares under the 2005 Plan, 7,136,000 options were outstanding at June 30, 2008 and 5,800 stock grants had been issued.  These shares immediately vested upon grant.

Compensation Committee Interlocks and Insider Participation

The members of our Compensation Committee are Michael Storey, Denis Slavich and Harry Rubin.  No current member of the Compensation Committee is or formerly was one of our officers or employees.  During the year ended June 30, 2008, none of our executive officers served on the compensation committee (or equivalent), or the board of directors, of another entity whose executive officer or officers served on our Compensation Committee.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information with respect to the beneficial ownership of our common stock as of October 16, 2008, by:

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

Name and Address of Beneficial Owner	Numbers of Shares of Common Stock Beneficially Owned	% of Common Stock Outstanding (1)
Columbia Wanger Asset Management, L.P. (2) 227 West Monroe Street, Suite 3000 Chicago, IL 60606	4,841,766	10.1%
Equity Trust (Jersey) LTD(3) Equity Trust House 28-30 The Parade St. Helier Jersey JE1 1EQ	4,362,762	9.1%
Donald Bunnell	3,804,318	7.9%
Lorenzo Lamadrid (4)	3,212,500	6.7%
David A. Schwedel(5) 4000 Ponce De Leon Boulevard, Suite 470 Coral Gables, Florida 33134	3,020,738	6.3%
Timothy Vail(6)	1,698,000	3.5%
Michael Storey(7)	1,570,000	3.3%
David Eichinger(8)	1,050,100	2.2%
Harry Rubin(9)	182,000	*
Denis Slavich(10)	180,000	*
Executive Officers and Directors as a group (7 persons)	11,696,918	24%

__________________________

* Less than 1%

(1)

Based on 48,010,921 shares outstanding as of October 16, 2008.

(2)

Based on information included in a Schedule 13G filed on August 8, 2008.  Also includes 4,516,815 shares held by Columbia Acorn Trust, which has agreed to file as a group with Columbia Wanger Asset Management, L.P.

(3)

Based on information included in a Form 4 filed on June 25, 2008. Includes shares owned directly by (i) Collison Limited (“Collison”), a company formed under the laws of the Cayman Islands, (ii) Hilamar Limited (“Hilamar”), a company formed under the laws of the British Virgin Islands, and (iii) Karinga Limited (“Karinga”), a company formed under the laws of the British Virgin Islands. Equity Trust, Collison, Hilamar, Karinga, Derard Limited, C.N. Limited and EQ Nominees (Jersey) Limited have agreed to file as a group.

(4)

Includes 37,500 shares of common stock issuable upon the exercise of options which are currently exercisable or exercisable within 60 days.

(5)

Based on information included in a Form 4 filed on January 9, 2008. Includes 205,200 shares held by the David A. Schwedel Living Trust of which Mr. Schwedel is the beneficial owner.

(6)

Includes 1,460,000 shares of common stock issuable upon the exercise of options which are currently exercisable or exercisable within 60 days.

(7)

Includes 170,000 shares of common stock issuable upon the exercise of options which are currently exercisable or exercisable within 60 days.

(8)

Includes 1,050,000 shares of common stock issuable upon the exercise of options which are currently exercisable or exercisable within 60 days.

(9)

Includes 112,000 shares of common stock issuable upon the exercise of options which are currently exercisable or exercisable within 60 days.

(10)

Includes 170,000 shares of common stock issuable upon the exercise of options which are currently exercisable or exercisable within 60 days.

Item 13.

Certain Relationships and Related Transactions and Director Independence

In November 2007, we paid an invoice for $940,040 on behalf of Union Charter Financial, a 5% or greater stockholder, or UCF. We had agreed to reimburse UCF’s expenses, subject to the successful completion of our 2007 public offering.

Lorenzo Lamadrid, the chairman of the board of directors, has a consulting agreement with us as disclosed under “Item 11. Executive Compensation - Director Compensation.”

The audit committee of the board of directors is required to approve all related party transactions regardless of the dollar amount.

Item 14.

Principal Accountant Fees and Services

In the years ended June 30, 2008 and 2007, KPMG LLP provided services in the following categories and amounts:

	June 30, 2008	June 30, 2007
Audit Fees	$ 733,590	$ 226,000
Other	$ 324,800	$ 200,700
Total	$ 1,058,390	$ 426,700

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

SYNTHESIS ENERGY SYSTEMS, INC.

Date: October 27, 2008	By:	/s/ Timothy E. Vail
Timothy E. Vail, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on October 27, 2008.

Signature	Capacity In Which Signed	Date
/s/ Timothy E. Vail	President and Chief Executive Officer and Director (Principal Executive Officer)	October 27, 2008
Timothy E. Vail
/s/ David Eichinger	Chief Financial Officer and Senior Vice President of Corporate Development (Principal Financial and Accounting Officer)	October 27, 2008
David Eichinger
/s/ Donald Bunnell
Donald Bunnell	President, Chief Executive Officer – Asia Pacific and Director	October 27, 2008
/s/ Lorenzo Lamadrid
Lorenzo Lamadrid	Director	October 27, 2008
/s/ Michael Storey
Michael Storey	Director	October 27, 2008
/s/ Denis Slavich
Denis Slavich	Director	October 27, 2008
/s/ Harry Rubin
Harry Rubin	Director	October 27, 2008