Form 10-Q
period 2008-09-30
SYNTHESIS ENERGY SYSTEMS INC
filed 2008-11-10
CIK 1375063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

__________________________________

FORM 10-Q

(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Former name, former address and former fiscal year, if changed since last report:   N/A

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

Yes              No [X]

As of November 5, 2008 there were 48,010,921 shares of the registrant’s common stock, par value $.01 per share, outstanding.

Transitional Small Business Disclosure Format.  Yes [  ]             No [X]

TABLE OF CONTENTS

PART 1.

Financial Information

Page

Item 1.

Financial Statements

1

Condensed Consolidated Balance Sheets as of September 30, 2008 and
June 30, 2008 (unaudited)

1

Condensed Consolidated Statements of Operations for the Three Months Ended
September 30, 2008 and 2007 and the period from November 4, 2003 (inception)
to September 30, 2008 (unaudited)

2

Condensed Consolidated Statements of Cash Flows for the Three Months Ended
September 30, 2008 and 2007 and the period from November 4, 2003 (inception)
to September 30, 2008 (unaudited)

3

Condensed Consolidated Statements of Stockholders Equity for the period from
November 4, 2003 (inception) to September 30, 2008 (unaudited)

4

Notes to the Condensed Consolidated Financial Statements (unaudited)

5

Item 2.

Management’s Discussion and Analysis of Financial Condition and
Results of Operations

10

Item 3.

Quantitative and Qualitative Disclosure about Market Risk

17

Item 4.

Controls and Procedures

17

PART II.

Other Information

Item 1.

Legal Proceedings

19

Item 1A.

Risk Factors

19

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

19

Item 3.

Defaults Upon Senior Securities

19

Item 4.

Submission of Matters to a Vote of Security Holders

19

Item 5.

Other Information

19

Item 6.

Exhibits

21

i

PART I

Item 1.

Financial Statements

SYNTHESIS ENERGY SYSTEMS, INC.

(A Development Stage Enterprise)

Condensed Consolidated Balance Sheets (Unaudited)
	September 30, 2008	June 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$ 71,055,060	$ 127,872,234
Marketable securities	45,000,000	-
Restricted cash	250,000	-
Accounts receivable	276,791	168,430
Prepaid expenses and other currents assets	2,530,995	2,162,158
Inventory	547,664	516,258
Total current assets	119,660,510	130,719,080
Non-current restricted cash	328,900	578,900
Intangible asset, net of accumulated amortization of $395,597 and $348,437, respectively	1,500,175	1,546,124
Construction-in-progress	4,112,061	2,407,672
Property, plant and equipment, net of accumulated depreciation of $1,766,622 and $1,045,193, respectively	38,163,224	37,569,640
Project prepayments	1,380,576	1,424,085
Long-term land lease	1,473,857	1,472,588
Other long-term assets	3,279,448	2,028,752
Total assets	$ 169,898,751	$ 177,746,841

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses and other payables	$ 10,726,072	$ 10,828,433
Current portion of long-term bank loan	2,258,628	2,245,193
Total current liabilities	12,984,700	13,073,626
Long-term liabilities:
Long-term bank loan	10,105,158	11,167,646
Total liabilities	23,089,858	24,241,272
Commitments and contingencies	-	-
Minority interest	2,645,202	2,968,525
Stockholders’ Equity:
Common stock, $0.01 par value: 100,000,000 shares authorized: 48,010,921shares issued and outstanding	480,109	480,109
Additional paid-in capital	196,686,419	194,617,168
Deficit accumulated during development stage	(54,640,546)	(46,124,646)
Accumulated other comprehensive income	1,637,709	1,564,413
Total stockholders’ equity	144,163,691	150,537,044
Total liabilities and stockholders’ equity	$ 169,898,751	$ 177,746,841

See accompanying notes to the condensed consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.

(A Development Stage Enterprise)

Condensed Consolidated Statements of Operations (Unaudited)
	Three Months Ended September 30,		November 4, 2003 (inception) to September 30, 2008
	2008	2007

Revenue:
Product sales	$ 125,152	$ -	$ 328,257
Project development fees and other	-	-	125,000
Total revenue	125,152	-	453,257
Costs and Expenses:
Cost of sales and plant operating expenses	1,421,792	-	3,816,665
General and administrative expenses	4,559,260	2,366,176	24,275,163
Project and technical development expenses	570,257	361,498	9,027,034
Stock-based compensation expense	2,131,584	1,009,219	17,844,036
Depreciation and amortization	779,435	80,799	2,211,043
Total costs and expenses	9,462,328	3,817,692	57,173,941
Operating loss	(9,337,176)	(3,817,692)	(56,720,684)
Non-operating (income) expense:
Interest income	(776,043)	(43,342)	(1,778,568)
Interest expense	278,090	-	668,447
Net loss before minority interest	(8,839,223)	(3,774,350)	(55,610,563)

Minority interest	323,323	7,928	970,017
Net loss	$ (8,515,900)	$ (3,766,422)	$ (54,640,546)

Net loss per share:
Basic and diluted	$ (0.18)	$ (0.12)	$ (1.83)

Weighted average common shares outstanding:
Basic and diluted	48,010,921	30,203,059	29,938,385
See accompanying notes to the condensed consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.

(A Development Stage Enterprise)

Condensed Consolidated Statements of Cash Flows (Unaudited)
	Three Months Ended September 30,		November 4, 2003 (inception) to September 30, 2008
	2008	2007
Cash flows from operating activities:
Net loss	$ (8,515,900)	$ (3,766,422)	$ (54,640,546)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,131,584	1,009,219	17,844,036
Depreciation of property, plant and equipment	720,935	30,303	1,769,768
Amortization of intangible and other assets	58,500	50,496	441,275
Loss on disposal of property, plant and equipment	5,142	-	100,693
Changes in operating assets and liabilities:
Accounts receivable	(107,353)	-	(275,783)
Prepaid expenses and other current assets	(980,284)	(332,655)	(1,883,112)
Inventory	(28,317)	-	(544,575)
Other long-term assets	-	-	(30,698)
Accrued expenses and other payables	(1,758,370)	253,290	3,313,143
Minority interest	(323,323)	(7,928)	(970,017)
Net cash used in operating activities	(8,797,386)	(2,763,697)	(34,875,816)
Cash flows from investing activities:
Loan proceeds transferred from restricted cash	-	8,107,752	-
Restricted cash – investments in long-term certificates of deposit	-	-	(578,900)
Purchase of marketable securities	(45,000,000)	-	(45,000,000)
Proceeds from sale of fixed assets	1,200	-	1,200
Capital expenditures	(1,803,942)	(8,062,418)	(34,802,946)
Amendment of GTI license rights	-	-	(500,000)
Purchase of land use rights	-	-	(1,719,694)
Receipt of Chinese governmental grant	-	527,313	555,807
Project prepayments	(6,216)	(574,123)	(3,114,983)
Net cash used in investing activities	(46,808,958)	(1,476)	(85,159,516)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	(7,332)	-	175,080,923
Proceeds from long-term bank loan	-	-	12,080,625
Payments on long-term bank loan	(1,129,314)	-	(1,129,314)
Prepaid interest	-	-	(275,753)
Deferred financing costs	-	(275,130)	(142,848)
Contribution from minority interest partner	-	-	3,615,831
Proceeds from exercise of stock options, net	-	-	564,506
Loans from shareholders	-	-	11,000
Net cash provided by (used in) financing activities	(1,136,646)	(275,130)	189,804,970
Net increase (decrease) in cash	(56,742,990)	(3,040,303)	69,769,638
Cash and cash equivalents, beginning of period	127,872,234	6,202,628	-
Effect of exchange rates on cash	(74,184)	160,878	1,285,422
Cash and cash equivalents, end of period	$ 71,055,060	$ 3,323,203	$ 71,055,060

See accompanying notes to the condensed consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.

(A Development Stage Enterprise)

Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)
	Common Stock				Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Other Comprehensive Income	Total
	Shares		Common Stock
Balance at November 4, 2003 (inception)	100,000,000	(1)	$ -		$ -	$ -	$ -	$ -
Net loss for the period November 4, 2003 to June 30, 2004	-		-		-	(440)	-	(440)
Balance at June 30, 2004	100,000,000		-		-	(440)	-	(440)
Shares Forfeited in Merger	(94,000,000)	(2)	-		-	-	-	-
Shares Issued in Merger	21,000,000	(2)	-		-	-	-	-
Net loss for the year	-		-		-	(357,913)	-	(357,913)
Investor contributions	-		264,190	(2)	235,810	-	-	500,000
Conversion of debt to equity	-		5,810	(2)	5,190	-	-	11,000
Net proceeds from private placement offering	1,030,000		10,300		2,473,810	-	-	2,484,110
Balance at June 30, 2005	28,030,000		280,300		2,714,810	(358,353)	-	2,636,757
Net loss for the year	-		-		-	(5,182,376)	-	(5,182,376)
Net proceeds from private placement offering	970,000		9,700		2,378,290	-	-	2,387,990
Stock-based compensation	-		-		3,042,979	-	-	3,042,979
Adjustment related to return of shares	(4,352,500)		(43,525)		43,525	-	-	-
Balance at June 30, 2006	24,647,500		246,475		8,179,604	(5,540,729)	-	2,885,350
Net loss for the year	-		-		-	(13,142,433)	-	(13,142,433)
Currency translation adjustment	-		-		-	-	175,224	175,224
Net proceeds from private placement offering	3,345,715		33,457		16,126,343	-	-	16,159,800
Stock-based compensation	-		-		6,607,537	-	-	6,607,537
Shares issued for amended GTI license	190,500		1,905		1,374,457	-	-	1,376,362
Shares issued upon UCF option exercise	2,000,000		20,000		4,980,000	-	-	5,000,000
Stock grants to employees	3,900		39		32,986	-	-	33,025
Balance at June 30, 2007	30,187,615		301,876		37,300,927	(18,683,162)	175,224	19,094,865
Net loss for the year	-		-		-	(27,441,484)	-	(27,441,484)
Currency translation adjustment	-		-		-	-	1,389,189	1,389,189
Stock-based compensation	-		-		6,009,638	-	-	6,009,638
Exercise of stock options	92,000		920		563,586	-	-	564,506
Shares issued for GTI reservation use fee	278,000		2,780		2,497,220	-	-	2,500,000
Shares issued in public offerings	17,451,406		174,514		148,226,543	-	-	148,401,057
Stock grants to employees	1,900		19		19,254	-	-	19,273
Balance at June 30, 2008	48,010,921		480,109		194,617,168	(46,124,646)	1,564,413	150,537,044
Net loss for the three months ended September 30, 2008 (unaudited)	-		-		-	(8,515,900)	-	(8,515,900)
Currency translation adjustment	-		-		-	-	73,296	73,296
Public offering costs	-		-		(62,333)	-	-	(62,333)
Stock-based compensation	-		-		2,131,584	-	-	2,131,584
Balance at September 30, 2008	48,010,921		$ 480,109		$ 196,686,419	$ (54,640,546)	$ 1,637,709	$ 144,163,691

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

(b) Basis of presentation and principles of consolidation

The condensed consolidated financial statements for the periods presented are unaudited and reflect all adjustments, consisting of normal recurring items, which management considers necessary for a fair presentation.  Operating results for the three months ended September 30, 2008 are not necessarily indicative of results to be expected for the fiscal year ending June 30, 2009.

The condensed consolidated financial statements are in U.S. dollars and include SES and all of its wholly-owned and majority-owned controlled subsidiaries.  Minority interest in consolidated subsidiaries in the condensed consolidated balance sheets represents minority stockholders’ proportionate share of the equity in such subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto reported in the Company’s Annual Report on Form 10-K for the year ended June 30, 2008.  Significant accounting policies that are new or updated from those presented in the Company’s Annual Report on Form 10-K for the year ended June 30, 2008 are included below.  The condensed consolidated financial statements have been prepared in accordance with the rules of the United States Securities and Exchange Commission (“SEC”) for interim financial statements and do not include all annual disclosures required by generally accepted accounting principles in the United States.  Certain reclassifications have been made in prior period financial statements to conform to current period presentation.  These reclassifications had no effect on net loss.

(c) Marketable securities

During the three months ended September 30, 2008, the Company invested a portion of its cash and cash equivalents in a certificate of deposit with a maturity exceeding three months.  Accordingly, as of September 30, 2008, this $45.0 million certificate of deposit was reported as marketable securities in the condensed consolidated balance sheet.

Note 2 - Recently Issued Accounting Standards

Effective July 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”) as it relates to financial assets and financial liabilities.  In February 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which defers the effective date of SFAS No. 157 by a year for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  Accordingly, the Company will defer the adoption of SFAS No. 157 for its nonfinancial assets and nonfinancial liabilities until

July 1, 2009.  The adoption of SFAS No. 157 is not currently expected to have a material impact on the Company’s financial statements.

Effective July 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115.”  SFAS No. 159 permits entities to choose to measure most financial instruments and certain other items at fair value on an instrument-by-instrument basis (the fair value option) with changes in fair value reported in earnings.  The adoption of SFAS No. 159 did not have a material impact on the Company’s financial statements.

In April 2008, FASB Staff Position 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”) was issued which, among other things, amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.”  FSP 142-3 also requires additional disclosures on information that can be used to assess the extent to which future cash flows associated with intangible assets are affected by an entity’s intent or ability to renew or extend such arrangements and on associated accounting policies.  FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.  The Company is currently evaluating the impact, if any, that the adoption of FSP 142-3 will have on its financial statements or disclosures.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment to ARB No. 51.”  SFAS No. 160 requires non-controlling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with non-controlling interest holders. SFAS No. 160 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years.  Earlier adoption is prohibited.  SFAS No. 160 will be applied prospectively to all non-controlling interests, including any that arose before the effective date. The Company is currently evaluating this standard but has not yet determined the impact, if any, that the adoption of SFAS No. 160 will have on its financial statements.

Note 3 – Current Projects

Hai Hua Joint Venture

Joint venture contract

On July 6, 2006, the Company entered into a cooperative joint venture contract with Shandong Hai Hua Coal & Chemical Company Ltd. (“Hai Hua”) which established Synthesis Energy Systems (Zaozhuang) New Gas Company Ltd. (the “HH Joint Venture”), a joint venture company that has the primary purposes of (i) developing, constructing and operating a synthesis gas (“syngas”) production plant utilizing the U-GAS® technology in Zaozhuang City, Shandong Province, China and (ii) producing and selling syngas and the various by-products of the plant, including ash and elemental sulphur.  The Company owns 95% of the HH Joint Venture and Hai Hua owns the remaining 5%.  In exchange for their respective ownership shares in the HH Joint Venture, the Company contributed $9.1 million in capital, and Hai Hua contributed $480,000 in capital.  If either of the Company or Hai Hua desires to invest in another coal gasification project within Zaozhuang City, the other company has a right to participate in up to 25% of the investment.  For the first 20 years after the commercial operation date of the plant, 95% of all net profits and losses of the HH Joint Venture will be distributed to the Company and 5% to Hai Hua.  After the initial 20 years, the profit distribution percentages will be changed, with the Company receiving 10% of the net profits/losses of the HH Joint Venture and Hai Hua receiving 90%.  The Company consolidates the results of the HH Joint Venture in its consolidated financial statements.

Syngas purchase and sale agreement

The Company is also party to a purchase and sale contract with Hai Hua for syngas produced by the plant, whereby Hai Hua will pay us an energy fee and capacity fee, as described below, based on the syngas production.  The syngas to be purchased by Hai Hua is subject to certain quality component requirements set forth in the contract.  Until the plant is in commercial operation (for purposes of the purchase and sale contract) and the syngas produced meets the quality component requirements, Hai Hua is not required to pay the energy or capacity fees.  The energy fee is a per normal cubic meters (“Ncum”) of syngas calculated by a formula which factors in the monthly averages of the prices of design base coal, coke, coke oven gas, power, steam and water, all of which are components used in the production of syngas. The capacity fee is paid based on the capacity of the plant to produce syngas, factoring in the number of hours (i) of production and (ii) of capability of production as compared to the guaranteed capacity of the plant, which for purposes of the contract is 22,000 Ncum per hour of net syngas.  Once the plant is in operation, Hai Hua is obligated to pay the capacity fee regardless of whether they use the gasification capacity, subject only to availability of the plant and exceptions for certain events of force majeure.  As of September 30, 2008, the commercial operation date had not been determined as management of the HH Joint Venture was working to meet certain quality component requirements of the syngas purchase and sale contract.  The Company anticipates that commissioning of the Hai Hua plant, and the commencement of commercial operations, will occur by the end of calendar year 2008.

The Company’s operations in China through the HH Joint Venture accounted for all of its revenue for the three months ended September 30, 2008, and Hai Hua is the Company’s sole customer.  In addition, the operations in China accounted for $37.6 million of the $38.2 million of long-lived assets, which consisted of property, plant and equipment, net of accumulated depreciation.

Golden Concord Joint Venture

Joint venture contract

The Company is party to a joint venture with Inner Mongolia Golden Concord (Xilinhot) Energy Investment Co., Ltd. (“Golden Concord”). SES—GCL (Inner Mongolia) Coal Chemical Co., Ltd. (the “GC Joint Venture”) was formed to (i) develop, construct and operate a coal gasification, methanol and DME production plant utilizing U-GAS® technology in the Xilinguole Economic and Technology Development Zone, Inner Mongolia Autonomous Region, China and (ii) produce and sell methanol, DME and the various byproducts of the plant, including fly ash, steam, sulphur, hydrogen, xenon and argon. The Company agreed to contribute approximately $16.3 million in cash in exchange for a 51% ownership interest in the GC Joint Venture, and Golden Concord has agreed to contribute approximately $16.0 million in cash for a 49% ownership interest in the GC Joint Venture. The contributions of each of the Company and Golden Concord are payable in installments, with the first 20% due within 90 days of the date of the issuance of the GC Joint Venture’s business license. As of September 30, 2008, the Company had funded a total of approximately $3.3 million of its equity contribution and Golden Concord had funded approximately $3.1 million of its equity contribution.  The Company does not anticipate funding any further equity contributions to the GC Joint Venture until acceptable financing can be obtained for the project.  The Company is continuing to work with Golden Concord on financing alternatives for the project.  The Company consolidates the results of the GC Joint Venture in its consolidated financial statements.

Purchase of land use rights

In December 2007, the GC Joint Venture purchased 50-year land use rights from the Chinese government for the construction of the plant.  The $833,255 cost to purchase these land use rights has been capitalized on the Company’s balance sheet as a long-term asset which is being amortized to rent expense over the term of the lease.

Note 4 – Stock-Based Compensation

Under the Company’s Amended and Restated 2005 Incentive Plan, as amended (the “Plan”), the Company may grant both incentive and non-qualified stock options, stock appreciation rights, restricted stock units and other stock-based awards to officers, directors, employees and certain non-employees.  Stock-based awards generally vest ratably over a four or five year period.  Vesting is usually graded and determined based on an explicit service period.  However, some stock options vest based on the achievement of pre-established performance criteria. For stock-based awards vesting based on service period, the value of the portion of the award that is ultimately expected to vest is recognized as expense in the Company’s consolidated statements of operations over the requisite service period on a straight-line basis for each separately vesting portion of the award as if the award was, in substance, multiple awards.  For stock-based awards vesting based on achievement of performance criteria, the value of the portion of the award that is ultimately expected to vest is recognized on a straight-line basis over the period that the performance criteria achievement is determined probable.  Stock-based compensation expense is recognized immediately for stock-based awards with immediate vesting.  There have been no significant changes in methods or assumptions used to measure stock-based awards or any significant grants, exercises or forfeitures during the three months ended September 30, 2008.  As of September 30, 2008, $9.2 million of estimated expense with respect to non-vested stock-based awards has yet to be recognized.

Stock option activity during the three months ended September 30, 2008 was as follows:

Number of Stock Options
Outstanding at June 30, 2008	7,136,000
Granted	795,000
Exercised	-
Forfeited	(41,000)
Outstanding at September 30, 2008	7,890,000
Exercisable at September 30, 2008	3,556,750

Note 5 – Inventory

Inventory consisted of the following:

	September 30, 2008	June 30, 2008
Raw materials	$ 58,149	$ 150,270
Parts and assemblies	489,515	365,988
	$ 547,664	$ 516,258

Note 6 – Net Loss Per Share

Historical net loss per share of common stock is computed using the weighted average number of shares of common stock outstanding. Basic loss per share excludes dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period.  Stock options are the only potential dilutive share equivalents the Company has outstanding for the periods presented.  For the three months ended September 30, 2008 and 2007 and the period from November 4, 2003 (inception) to September 30, 2008, options to purchase common stock were excluded from the computation of diluted earnings per share as their effect would have been antidilutive as the Company incurred net losses during those periods.

Note 7 – License Rights Agreement

In September 2008, the Company entered into a License Rights Agreement with ExxonMobil Research and Engineering Company (“ExxonMobil”), pursuant to which it has the right to obtain up to 15 licenses to use certain proprietary technical information of ExxonMobil in the development of the Company’s projects.  In September 2008 we entered into the first license agreement with ExxonMobil.  Our rights to obtain the additional licenses expire in September 2018, subject to earlier termination in limited circumstances specified in the License Rights Agreement.

Note 8 – Subsequent Events

YIMA Project

In October 2008, the Company entered into a joint venture contract with YIMA Coal Industry (Group) Co., Ltd. (“YIMA”).  YIMA-SES New Energy Company Ltd. (the “YIMA Joint Venture”) was formed to develop a coal gasification plant in Henan Province, China which will feed the downstream process for the production of transportation fuels and chemicals intermediates.  The preliminary estimate of the total required capital of the project, including the downstream facilities, is approximately $350 million.  The Company and YIMA will not be required to make capital contributions to the joint venture until final government approvals are received.   In exchange for their capital contributions, the Company will own a 49% interest in the joint venture and YIMA will own a 51% interest. The capital contributions of the Company and YIMA are payable in installments, with the first 20% due within 30 days of the receipt of final government approvals.  Further contributions will be made within two years of the date of the issuance of such approvals, based on the construction schedule for the plant, or sooner if required by the joint venture’s lenders.  Half of the total required capital of the YIMA Joint Venture is expected to come from equity contributed by the Company and YIMA, with the remaining capital to be provided by project debt to be obtained by the YIMA Joint Venture.  YIMA has agreed to guarantee any such project debt.  The Company expects this guarantee will allow debt financing to be obtained from domestic Chinese banking sources.  The Company has agreed to pledge to YIMA its ownership interests in the YIMA Joint Venture as security for its obligations under any project guarantee. Approval of the provincial government has been received for the project’s feasibility study.  The Company and YIMA are also in the process of assisting the YIMA Joint Venture in obtaining approval of its environmental impact assessment, the receipt of final government approvals and any other consents or approvals which will be required to construct the plant.  The YIMA Joint Venture will be governed by a board of directors consisting of eight directors, four of whom will be appointed by the Company and four of whom will be appointed by YIMA. The YIMA Joint Venture will also have officers that are appointed by the Company, YIMA and/or the board of directors pursuant to the terms of the joint venture contract. The Company and YIMA shall share the profits, and bear the risks and losses, of the YIMA Joint Venture in proportion to their respective ownership interests. The YIMA Joint Venture has a term of 30 years which commences upon the receipt of final government approvals.

Expiration of Development Agreement with CONSOL Energy

In October 2008, the Company’s joint development agreement with CONSOL Energy Inc. expired according to its terms; therefore, funding of the front-end engineering design package for the Benwood, West Virginia synthetic gasoline project will cease.  Pursuant to terms and conditions thereof, the agreement automatically expired because a formal joint venture agreement was not entered into within six months of the completion of the pre-feasibility studies for potential projects in Ohio, Pennsylvania and West Virginia.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this quarterly report.  Some of the information contained in this discussion and analysis or set forth elsewhere in this quarterly report, including information with respect to our plans and strategy for our business and related financing, include forward-looking statements that involve risks and uncertainties.  You should review the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and Part II, Item 1.A of this quarterly report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Our principal business activities are currently focused in China and the United States, areas which are estimated by the U.S. Department of Energy to represent a combined 40% of total global coal reserves. Our first commercial scale coal gasification plant is located in Shandong Province, China and has been in operation since January 2008. We have a second plant under construction in the Inner Mongolia Autonomous Region of China and have a plant under development in Henan Province, China.  We are also investigating opportunities in Mississippi and North Dakota.

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

Our business strategy includes the following elements:

•

Execute on projects currently under development. We intend to leverage our success to date at Hai Hua in our ongoing business development efforts. Our projects under development are also expected to have a significant impact on our business development efforts and financial results once they are completed and producing.  We believe that our YIMA and NAC projects, if approved, will demonstrate our ability to expand into increasingly larger projects and new product markets, which we believe will lead to additional future projects.

•

Managing further project development based on available capital.  We plan to use our available cash for (i) equity contributions of approximately $65.0 to $90.0 million to our YIMA project, if approved; (ii) feasibility work for our NAC project, if we elect to proceed; and (iii) working capital and general corporate purposes.  However, we do not intend to develop any further projects or move ahead on any acquisitions until we have assurances that acceptable financing is available to complete the project.  Until the capital markets improve, our strategy will be to operate using our current capital resources.

•

Leverage our proprietary technology.  We intend to place increased focus on development of licensing arrangements for our proprietary U-GAS® technology.  We anticipate that we can generate revenues through licensing fees and royalties on products sold by our licensees that incorporate our proprietary technology without incurring the significant capital costs required to develop a plant.

•

Expand our relationships with our strong strategic partners for project development.  China is presently our primary market, where our efforts have been focused primarily on facilities producing syngas, methanol and DME. We have also focused on expanding our relationship with our current partners, and developing new relationships with strategic partners in the key coal-to-chemicals regions of China. We are also working with partners that control coal and coal waste resources to develop projects in the United States that focus on methanol, ammonia, SNG and synthetic gasoline markets.

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

•

Investigate acquisition opportunities. If we have the capital or financing is otherwise available, we plan to evaluate acquisition opportunities, including existing plants, facilities or coal mines, where we could enhance the economics with our U-GAS® technology.

Results of Operations

We are in our development stage and therefore have had limited operations. We generated our first revenues of $328,105 during the fiscal year ended June 30, 2008. We have sustained net losses of approximately $54.6 million from November 4, 2003, the date of our inception, to September 30, 2008. We have primarily financed our operations to date through private placements and two public offerings of our common stock.

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Revenue

Product sales were $125,152 for the three months ended September 30, 2008 and were derived from the sale of syngas and other by-products produced at the HH Joint Venture plant in China.  There was no revenue for the three months ended September 30, 2007.

Cost of sales and plant operating expenses

Cost of sales and plant operating expenses were $1.4 million for the three months ended September 30, 2008 and were comprised principally of electricity, coal consumption and other operating costs at the HH Joint Venture plant in China.  There were no cost of sales and operating expenses for the three months ended September 30, 2007.

General and administrative expenses

General and administrative expenses increased from $2.4 million during the three months ended September 30, 2007 to $4.6 million during the three months ended September 30, 2008. The increase of $2.2 million was primarily due to an increase in salaries and incentive compensation as a result of increased staffing levels and increases in professional fees and other expenses resulting from our growth and project development activities.

Project and technical development expenses

Project and technical development expenses increased from $0.4 million during the three months ended September 30, 2007 to $0.6 million during the three months ended September 30, 2008. The increase was primarily due to expenditures related to our project with CONSOL, which will not continue due to the expiration of the joint development agreement.

Stock-based compensation expense

Stock-based compensation expense increased from $1.0 million during the three months ended September 30, 2007 to $2.1 million during the three months ended September 30, 2008. The increase was due principally to a larger quantity of non-vested outstanding stock options.  Stock-based compensation expense includes expense related to both service and performance-based vesting stock options.

Depreciation and amortization

Depreciation and amortization increased from $0.1 million during the three months ended September 30, 2007 to $0.8 million during the three months ended September 30, 2008.  The increase was due principally to placing the HH Joint Venture plant into service during the quarter ended March 31, 2008.

Interest income

Interest income increased from $43,342 during the three months ended September 30, 2007 to $0.8 million for the three months ended September 30, 2008. The increase was primarily due to interest income from higher cash balances and marketable securities due to investment of the proceeds from completed equity offerings during fiscal year 2008.

Interest expense

There was no interest expense recorded during the three months ended September 30, 2007 compared to $278,090 recorded during the three months ended September 30, 2008.  Prior to the Hai Hua plant being placed into service, interest expense related to the HH Joint Venture’s outstanding loan with the Industrial and Commercial Bank of China, or ICBC, was capitalized. The Hai Hua plant was commissioned in January 2008.  Interest on the ICBC loan has been expensed from that point forward.

Minority interest

Minority interest for the three months ended September 30, 2007 was $7,928 compared to $0.3 million during the three months ended September 30, 2008.  The increase was due to recognizing Hai Hua’s 5% interest in the HH Joint Venture’s losses during the period.

Liquidity and Capital Resources

We are in our development stage and have financed our operations to date through private placements of our common stock in 2005 and 2006 and two public offerings, one in November 2007 and one in June 2008. In calendar year 2005, we issued 2,000,000 shares of common stock in a private placement for net proceeds of $4.9 million. In August 2006, we issued 3,345,715 shares of common stock in a private placement for net proceeds of $16.2 million. In November 2007, we received net proceeds of $49.2 million from a public offering of 5,951,406 shares of our common stock at a price to the public of $9.00 per share. In addition, we received net proceeds of $99.2 million from a public offering in which we sold 11,500,000 shares of our common stock at a price to the public of $9.25 per share. We have used the proceeds of these offerings for the development of our joint ventures in China and to pay other development and general and administrative expenses. In addition, we have entered into a loan agreement to fund certain of the expenses of the HH Joint Venture. The following summarizes the uses of equity capital and debt as of September 30, 2008 with respect to our projects.

Hai Hua Joint Venture

Our first project is the HH Joint Venture, through which we and Hai Hua developed, constructed and are now operating a syngas production plant utilizing U-GAS® technology in Zaozhuang City, Shandong Province, China designed to produce approximately 28,000 standard cubic meters per hour of gross syngas. We recently received government approvals for the expansion of the plant to a production capacity of approximately 45,000 standard cubic meters per hour.  The plant produces and sells syngas and the various by-products of the plant, including ash and elemental sulphur.  Hai Hua, an independent producer of coke and coke oven gas, owns a subsidiary engaged in methanol production. In exchange for their respective ownership shares in the HH Joint Venture, we contributed $9.1 million in equity capital, and Hai Hua contributed $480,000 in equity capital. On March 22, 2007, the HH Joint Venture entered into a seven-year loan agreement and received $12.6 million of loan proceeds pursuant to the terms of a Fixed Asset Loan Contract with ICBC to complete the project financing for the HH Joint Venture. Key terms of the Fixed Asset Loan Contract with ICBC are as follows:

•

Term of the loan is seven years from the commencement date (March 22, 2007) of the loan;

•

Interest for the first year is 7.11% to be adjusted annually based upon the standard rate announced each year by the People’s Bank of China. As of September 30, 2008, the applicable interest rate was 7.83%.  Interest is payable monthly on the 20th day of each month;

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

We are also party to a purchase and sale contract with Hai Hua for syngas produced by the plant, whereby Hai Hua will pay us an energy fee and capacity fee based on the syngas production.  The syngas to be purchased by Hai Hua is subject to certain quality component requirements set forth in the contract.  Until the plant is in commercial operation (for purposes of the purchase and sale contract) and the syngas produced meets the quality component requirements, Hai Hua is not required to pay the energy or capacity fees.  As of September 30, 2008, the commercial operation date had not been determined as the HH Joint Venture was working to meet certain quality component requirements of the syngas purchase and sale contract.  As a result, Hai Hua is required to pay a negotiated fee for any syngas purchased.  We anticipate that commissioning of the Hai Hua plant, and the commencement of commercial operations, will occur by the end of calendar year 2008.

Golden Concord Joint Venture

The GC Joint Venture was established for the primary purposes of (i) developing, constructing and operating a coal gasification, methanol and DME production plant utilizing U-GAS® technology in the Xilinguole Economic and Technology Development Zone, Inner Mongolia Autonomous Region, China and (ii) producing and selling methanol, DME and the various byproducts of the plant, including fly ash, steam, sulphur, hydrogen, xenon and argon. In exchange for their respective ownership shares in the GC Joint Venture, we agreed to contribute $16.3 million in cash, and Golden Concord agreed to contribute $16.0 million in cash.  As of September 30, 2008, we had funded a total of approximately $3.3 million of its equity contribution and Golden Concord had funded approximately $3.1 million of its equity contribution.  We do not anticipate funding any further equity contributions to the GC Joint Venture until acceptable financing can be obtained for the project.  We are continuing to work with Golden Concord on financing alternatives for the project.

The current estimate of total required capital of the GC Joint Venture is approximately $110.0 to $130.0 million, including the $32.0 million in cash to be contributed by us and Golden Concord. Assuming that the GC Joint Venture is successful in obtaining debt financing for this project, we and Golden Concord have each agreed to guarantee any such project debt.  We are required to guarantee no less than 55% and no more than 60% of its debt, based on the percentage of the debt which relates to the gasification processes of the plant, and Golden Concord is required to guarantee the remainder. Each party is subject to penalties under the GC Joint Venture contract if they are unable to perform their guarantee obligations.

YIMA Project

In October 2008, we entered into a joint venture contract with YIMA Coal Industry (Group) Co., Ltd., or YIMA.  YIMA-SES New Energy Company Ltd., or the YIMA Joint Venture, was formed to develop a coal gasification plant in Henan Province, China which will feed the downstream process for the production of transportation fuels and chemicals intermediates.  The preliminary estimate of the total required capital of the joint venture, including the downstream facilities, is approximately $350 million.  We and YIMA will not be required to make capital contributions to the joint venture until final government approvals are received.   In exchange for our capital contributions, we will own a 49% interest in the joint venture and YIMA will own a 51% interest. The capital contributions from us and YIMA are payable in installments, with the first 20% due within 30 days of the receipt of final government approvals.  Further contributions will be made within two years of the date of the issuance of such approvals, based on the construction schedule for the plant, or sooner if required by the joint venture’s lenders.  Half of the total required capital of the YIMA Joint Venture is expected to come from equity contributed by us and YIMA, with the remaining capital to be provided by project debt to be obtained by the YIMA Joint Venture.  YIMA has agreed to guarantee any such project debt.  We expect this guarantee will allow debt financing to be obtained from domestic Chinese banking sources.  We have agreed to pledge to YIMA our ownership interests in the YIMA Joint Venture as security for its obligations under any project guarantee. Approval of the provincial government has been received for the project’s feasibility study.  The Company and YIMA are also in the process of assisting the YIMA Joint Venture in obtaining approval of its environmental impact assessment, the receipt of final government approvals and any other consents or approvals which will be required to construct the plant.  The YIMA Joint Venture will be governed by a board of directors consisting of eight directors, four of whom will be appointed by us and four of whom will be appointed by YIMA. The YIMA Joint Venture will also have officers that are appointed by us, YIMA and/or the board of directors pursuant to the terms of the joint venture contract. We and YIMA shall share the profits, and bear the risks and losses, of the YIMA Joint Venture in proportion to our respective ownership interests. The YIMA Joint Venture has a term of 30 years which commences upon the receipt of final government approvals.

In November 2008, coal testing for the YIMA project was successfully completed at our Hai Hua plant utilizing coal from YIMA’s Yaojin mine. The Yaojin mine’s coal is a reactive sub-bituminous coal containing approximately 33% ash.  Our U-GAS® technology showed excellent carbon conversions and high capacity utilizations on this feedstock. This performance information will be utilized to further define the gasifier design for the YIMA Project.

Expiration of Development Agreement with CONSOL Energy

In October 2008, our joint development agreement with CONSOL Energy Inc. expired according to its terms; therefore, funding of the front-end engineering design package for the Benwood, West Virginia synthetic gasoline project will cease.  Pursuant to terms and conditions thereof, the agreement automatically expired because a formal joint venture agreement was not entered into within six months of the completion of the pre-feasibility studies for potential projects in Ohio, Pennsylvania and West Virginia.

North American Coal

In July 2008, we entered into a joint development agreement with The North American Coal Corporation, or NAC, a subsidiary of NACCO Industries, Inc., through which we and NAC will conduct a pre-feasibility study to explore the development of a lignite coal-based gasification facility utilizing our proprietary U-GAS® technology.  The location for the study is NAC’s Red Hills Mine operations near Ackerman, Mississippi.  In addition, in September 2008, we commenced another feasibility study with NAC for the development of a coal-based gasification facility at NAC’s proposed Otter Creek Mine in North Dakota.  NAC is currently pursuing the permitting process for the mine site.  Following the completion of the pre-feasibility studies, we and NAC will determine if we will proceed with a front-end engineering package for either the Red Hills or Otter Creek project, but in any event, we will only proceed with one of these projects.  If constructed, the facility is expected to produce synthetic gasoline, chemical feedstocks and/or synthetic natural gas.

License Rights Agreement

In September 2008, we entered into a License Rights Agreement with ExxonMobil Research and Engineering Company, or ExxonMobil, pursuant to which we have the right to obtain up to 15 licenses to use certain proprietary technical information of ExxonMobil in the development of our projects.  In September 2008 we entered into our first license agreement with ExxonMobil.  Our rights to obtain the additional licenses expire in September 2018, subject to earlier termination in limited circumstances specified in the License Rights Agreement.

Outlook

As of September 30, 2008, we had $116.1 million of cash and cash equivalents and marketable securities. As of September 30, 2008 and June 30, 2008, we had working capital of $106.7 million and $117.6 million, respectively.  The decrease in working capital was due principally to uses of cash for our operating losses, $1.8 million for capital expenditures, $1.1 million of loan repayment, and other working capital items during the period.  We expect to continue to have operating losses until our Hai Hua plant and other projects under development produce significant revenues.

We plan to use our cash for (i) equity contributions of approximately $65.0 to $90.0 million to our YIMA project, if approved; (ii) feasibility work for our NAC project, if we elect to proceed; and (iii) working capital and general corporate purposes.  The actual allocation of and the timing of the expenditures will be dependent on various factors, including changes in our strategic relationships, commodity prices and industry conditions, and other factors that we cannot currently predict.  We also may evaluate acquisition opportunities, including existing plants, facilities or coal mines.  However, we do not intend to develop any further projects or move ahead on any acquisitions until we have assurances that acceptable financing is available to complete the project.  Until the capital markets improve, our strategy will be to operate using our current capital resources.

We believe we have sufficient available funds for the purposes noted above; however, we would need to raise additional funds in order to fund additional projects or expansion or acquire complementary energy related products, services, businesses and/or technologies. In addition, we will need to attempt to secure project financing in order to construct additional plant facilities. Such financing may be used to reduce the amount of equity capital required to complete the project.  We cannot assure you that any financing will be available to us in the future on acceptable terms or at all. If we cannot raise required funds on acceptable terms, we may not be able to, among other things, (i) negotiate and enter into new gasification plant development contracts; (ii) expand our operations; (iii) respond to competitive pressures or unanticipated capital requirements; or (iv) further develop our existing projects.

Recently Issued Accounting Standards

Effective July 1, 2008, we adopted Statement of Financial Accounting Standards, or SFAS, No. 157, “Fair Value Measurements” as it relates to financial assets and financial liabilities.  In February 2008, the Financial Accounting Standards Board, or FASB, issued Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which defers the effective date of SFAS No. 157 by a year for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  Accordingly, we will defer the adoption of SFAS No. 157 for its nonfinancial assets and nonfinancial liabilities until July 1, 2009.  The adoption of SFAS No. 157 is not currently expected to have a material impact on our financial statements.

In April 2008, FASB Staff Position 142-3, “Determination of the Useful Life of Intangible Assets,” or FSP 142-3, was issued which, among other things, amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.”  FSP 142-3 also requires additional disclosures on information that can be used to assess the extent to which future cash flows associated with intangible assets are affected by an entity’s intent or ability to renew or extend such arrangements and on associated accounting policies.  FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.  We are currently evaluating the impact, if any, that the adoption of FSP 142-3 will have on our financial statements or disclosures.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment to ARB No. 51.”  SFAS 160 requires non-controlling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with non-controlling interest holders. SFAS No. 160 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years.  Earlier adoption is prohibited.  SFAS No. 160 will be applied prospectively to all non-controlling interests, including any that arose before the effective date. We are currently evaluating this standard but have not yet determined the impact, if any, that the adoption of SFAS 160 will have on our financial statements.

Item 3.

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

Commodity price risk

Our business plan is to purchase coal and other consumables from suppliers and to sell commodities, such as methanol and synthetic gasoline. We do not expect to enter into long-term contracts with suppliers or customers for all of our projected coal and other consumable needs or our production, which would increase our exposure to changes in commodity prices. We may mitigate some of this exposure by entering into fixed price contracts. However, fixed price contracts will not be available to us in certain markets, such as China, which will require us to purchase some portion of our coal and other consumable needs, or sell some portion of our production, into spot commodity markets or under short term supply agreements. Hedging transactions may be available to reduce our exposure to these commodity price risks, but availability may be limited and we may not be able to successfully hedge this exposure at all.  To date, we have not entered into any hedging transactions.

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

Item 4.

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

Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008 pursuant to Rule 13a-15 (b) of the Securities and Exchange Act of 1934, as amended. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2008 due to material weaknesses in our internal accounting controls. Specifically, we did not maintain a sufficient number of accounting professionals with familiarity with our operations and the requisite knowledge of U.S. generally accepted accounting principles, or U.S. GAAP.  As a result, our disclosure controls and procedures were not effective at (1) ensuring that financial reporting risks arising from complex and non-routine transactions were identified timely and that appropriate accounting policies for such transactions were selected and applied and  (2)  monitoring the operation of internal controls within our period-end close process on a timely basis.

To remediate the material weaknesses noted above, we initiated a search to hire additional personnel with greater technical expertise in U.S. GAAP and greater experience with public company financial reporting.  As part of this effort, we hired a full-time Corporate Controller with appropriate U.S. GAAP and public company financial reporting experience in October 2008.

We are committed to implementing the necessary enhancements to our resources and policies and procedures to fully remediate the material weaknesses discussed above.  However, these material weaknesses will not be considered remediated until (1) the new accounting resources are fully engaged and new processes are fully implemented, (2) the new processes are implemented for a sufficient period of time and (3) we are confident that the new processes are operating effectively.

PART II

Item 1.

Legal Proceedings

In September 2008, we were named as one of a number of defendants in a lawsuit filed by Igor Olenicoff, one of our former stockholders, and a company he controls.  Also named were our CEO, CFO and one of our directors, as well as UBS AG, Union Charter Ltd., and other persons.  We understand that Mr. Olenicoff is the subject of IRS and Justice Department investigations relating to U.S. tax issues involving his investments outside the U.S., and this case has been filed against a number of parties who were involved in managing Mr. Olenicoff’s investments outside the U.S.  We believe the claims against us, our CEO, CFO and director are completely without merit since none of those parties was in any way involved in the management of Mr. Olenicoff’s investments.  We intend to vigorously defend the action, and we will seek an immediate dismissal of all such claims.

Item 1A.

Risk Factors

Continued disruption in U.S. and international economic conditions and credit markets may adversely affect our business, financial condition and results of operation.

The global economy is currently experiencing a significant contraction, with an almost unprecedented lack of availability of business and consumer credit, which has seriously impeded our ability to obtain financing for our projects.  This current decrease and any future decrease in economic activity in the United States, China or in other regions of the world in which we may in the future do business could significantly and adversely affect our results of operations and financial condition in a number of other ways.  Any decline in economic conditions may reduce the demand or prices for the production from our plants. Our industry partners and potential customers and suppliers may also experience insolvencies, bankruptcies or similar events. In addition, the increased currency volatility could significantly and adversely affect our results of operations and financial condition. Any of the above factors could also adversely affect our ability to access credit or raise capital even if the capital markets improve.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.

Defaults Upon Senior Securities

None.

Item 4.

Submission of Matters to a Vote of Security Holders

None.

Item 5.

Other Information

None.

Forward Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical fact are forward-looking statements. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected. Among those risks, trends and uncertainties are our early stage of development, our estimate of the sufficiency of existing capital sources, our ability to raise additional capital to fund cash requirements for future operations, the limited history and viability of our technology, the effect of the current international financial crisis on our business, commodity prices and the availability and terms of financing opportunities, our results of operations in foreign countries and our ability to diversify, our ability to maintain production from our first plant in the Hai Hua project, our ability to obtain the necessary approvals and permits and to negotiate definitive agreements and financing arrangements for our YIMA, North American Coal and other future projects, and the sufficiency of internal controls and procedures. For additional discussion of these risks, please see the discussion set forth under the heading “Item 1A – Risk Factors” contained in our most recent Annual Report filed on Form 10-K with the SEC.

Although we believe that in making such forward-looking statements our expectations are based upon reasonable assumptions, such statements may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. We cannot assure you that the assumptions upon which these statements are based will prove to have been correct.

When used in this Form 10-Q, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons, including those discussed under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Form 10-Q.

You should read these statements carefully because they discuss our expectations about our future performance, contain projections of our future operating results or our future financial condition, or state other “forward-looking” information. You should be aware that the occurrence of certain of the events described in this Form 10-Q could substantially harm our business, results of operations and financial condition and that upon the occurrence of any of these events, the trading price of our common stock could decline, and you could lose all or part of your investment.

We cannot guarantee any future results, levels of activity, performance or achievements. Except as required by law, we undertake no obligation to update any of the forward-looking statements in this Form 10-Q after the date hereof.

Item 6.

Exhibits

Number	Description of Exhibits
10.1

Equity Joint Venture Contract of YIMA-SES New Energy Company Ltd. between YIMA Coal Industry (Group) Co., Ltd. and Synthesis Energy Systems Investment, Inc. dated October 11, 2008 – English translation from original Chinese document (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 23, 2008).

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

SYNTHESIS ENERGY SYSTEMS, INC.

Date: November 10, 2008	By:	/s/ Timothy E. Vail
Timothy E. Vail, President
and Chief Executive Officer

22