Form 10-Q
period 2008-12-31
SYNTHESIS ENERGY SYSTEMS INC
filed 2009-02-09
CIK 1375063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from:                      to:
Commission file number: 001-33522

SYNTHESIS ENERGY SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	20-2110031 (I.R.S. Employer Identification No.)

Three Riverway, Suite 300, Houston, Texas (Address of principal executive offices)	77056 (Zip code)

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
Yes ☐     No ☑
As of February 5, 2009 there were 48,010,921 shares of the registrant’s common stock, par value $.01 per share, outstanding.
Transitional Small Business Disclosure Format. Yes ☐    No ☑

i

PART I
Item 1. Financial Statements
SYNTHESIS ENERGY SYSTEMS, INC.
(A Development Stage Enterprise)
Consolidated Balance Sheets
(in thousands, except per share amounts)
(Unaudited)

	December 31,	June 30,
	2008	2008
ASSETS

Current assets:
Cash and cash equivalents	$59,630	$127,872
Marketable securities	45,000	—
Restricted cash	250	—
Accounts receivable	766	169
Prepaid expenses and other currents assets	2,333	2,162
Inventory	646	516

Total current assets	108,625	130,719
Construction-in-progress	5,752	2,408
Property, plant and equipment, net	37,841	37,570
Intangible asset, net	1,468	1,546
Other long-term assets	4,243	5,504

Total assets	$157,929	$177,747

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accrued expenses and accounts payable	$7,704	$10,828
Current portion of long-term bank loan	2,253	2,245

Total current liabilities	9,957	13,073
Long-term bank loan	10,081	11,168

Total liabilities	20,038	24,241

Commitments and contingencies

Minority interest	2,306	2,969

Stockholders’ Equity:
Common stock, $0.01 par value: 100,000 shares authorized: 48,011 shares issued and outstanding	480	480
Additional paid-in capital	197,893	194,617
Deficit accumulated during development stage	(64,393)	(46,125)
Accumulated other comprehensive income	1,605	1,565

Total stockholders’ equity	135,585	150,537

Total liabilities and stockholders’ equity	$157,929	$177,747

See accompanying notes to the condensed consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.
(A Development Stage Enterprise)
Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended December 31,
	2008	2007

Revenue:
Product sales	$483	$—
Project development fees and other	—	—

Total revenue	483	—

Costs and Expenses:
Cost of sales and plant operating expenses	2,915	—
General and administrative expenses	4,742	2,286
Project and technical development expenses	1,371	880
Stock-based compensation expense	1,252	1,176
Depreciation and amortization	722	96

Total costs and expenses	11,002	4,438

Operating loss	(10,519)	(4,438)

Non-operating (income) expense:
Interest income	(687)	(35)
Interest expense	258	—

Net loss before minority interest	(10,090)	(4,403)

Minority interest	338	75

Net loss	$(9,752)	$(4,328)

Net loss per share:
Basic and diluted	$(0.20)	$(0.13)

Weighted average common shares outstanding:

Basic and diluted	48,011	33,934

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.
(A Development Stage Enterprise)
Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

			November 4,
			2003
			(inception) to
	Six Months Ended December 31,		December 31,
	2008	2007	2008

Revenue:
Product sales	$608	$—	$811
Project development fees and other	—	—	125

Total revenue	608	—	936

Costs and Expenses:
Cost of sales and plant operating expenses	4,338	—	6,732
General and administrative expenses	9,301	4,714	29,017
Project and technical development expenses	1,941	1,179	10,398
Stock-based compensation expense	3,383	2,185	19,096
Depreciation and amortization	1,502	178	2,933

Total costs and expenses	20,465	8,256	68,176

Operating loss	(19,857)	(8,256)	(67,240)

Non-operating (income) expense:
Interest income	(1,463)	(79)	(2,466)
Interest expense	536	—	927

Net loss before minority interest	(18,930)	(8,177)	(65,701)

Minority interest	662	83	1,308

Net loss	$(18,268)	$(8,094)	$(64,393)

Net loss per share:
Basic and diluted	$(0.38)	$(0.25)	$(2.09)

Weighted average common shares outstanding:

Basic and diluted	48,011	32,079	30,815

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.
(A Development Stage Enterprise)
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

			November 4,
			2003
			(inception) to
	Six Months Ended December 31,		December 31,
	2008	2007	2008
Cash flows from operating activities:
Net loss	$(18,268)	$(8,094)	$(64,393)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,383	2,185	19,096
Depreciation of property, plant and equipment	1,385	77	2,434
Amortization of intangible and other assets	117	101	500
Loss on disposal of property, plant and equipment	7	—	102
Minority interest	(662)	(83)	(1,309)
Changes in operating assets and liabilities:
Accounts receivable	(597)	—	(766)
Prepaid expenses and other current assets	(16)	(300)	(919)
Inventory	(128)	—	(644)
Other long-term assets	(16)	—	(47)
Accrued expenses and other payables	(3,777)	1,009	1,295

Net cash used in operating activities	(18,572)	(5,105)	(44,651)

Cash flows from investing activities:
Loan proceeds transferred from restricted cash	—	11,101	—
Restricted cash — investments in long-term certificates of deposit	—	(329)	(579)
Purchase of marketable securities	(45,000)	—	(45,000)
Proceeds from sale of fixed assets	3	—	3
Capital expenditures	(3,347)	(15,488)	(36,346)
Amendment of GTI license rights	—	—	(500)
Purchase of land use rights	—	(833)	(1,720)
Receipt of Chinese governmental grant	—	527	556
Project prepayments	(88)	(983)	(3,196)

Net cash used in investing activities	(48,432)	(6,005)	(86,782)

Cash flows from financing activities:
Proceeds (costs) from issuance of common stock, net	(63)	49,359	175,026
Proceeds from long-term bank loan	—	—	12,081
Payments on long-term bank loan	(1,129)	—	(1,129)
Prepaid interest	—	—	(276)
Deferred financing costs	—	—	(143)
Contribution from minority interest partner	—	3,124	3,616
Proceeds from exercise of stock options, net	—	—	564
Loans from shareholders	—	—	11

Net cash provided by (used in) financing activities	(1,192)	52,483	189,750

Net increase (decrease) in cash	(68,196)	41,373	58,317
Cash and cash equivalents, beginning of period	127,872	6,203	—
Effect of exchange rates on cash	(46)	506	1,313

Cash and cash equivalents, end of period	$59,630	$48,082	$59,630

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.
(A Development Stage Enterprise)
Condensed Consolidated Statement of Stockholders’ Equity
(in thousands)
(Unaudited)

				Deficit
				Accumulated
	Common Stock			During the	Other
		Common	Additional	Development	Comprehensive
	Shares	Stock	Paid-in Capital	Stage	Income	Total
Balance at November 4, 2003 (inception)	100,000	$—	$—	$—	$—	$—
Net loss for the period November 4, 2003 to June 30, 2004	—	—	—	—	—	—

Balance at June 30, 2004	100,000	—	—	—	—	—

Shares Forfeited in Merger	(94,000)	—	—	—	—	—
Shares Issued in Merger	21,000	—	—	—	—	—
Net loss for the year	—	—	—	(358)	—	(358)
Investor contributions	—	264	236	—	—	500
Conversion of debt to equity	—	6	5	—	—	11
Net proceeds from private placement offering	1,030	10	2,474	—	—	2,484

Balance at June 30, 2005	28,030	280	2,715	(358)	—	2,637

Net loss for the year	—	—	—	(5,183)	—	(5,183)
Net proceeds from private placement offering	970	10	2,378	—	—	2,388
Stock-based compensation	—	—	3,043	—	—	3,043
Adjustment related to return of shares	(4,353)	(44)	44	—	—	—

Balance at June 30, 2006	24,647	246	8,180	(5,541)	—	2,885

Net loss for the year	—	—	—	(13,142)	—	(13,142)
Currency translation adjustment	—	—	—	—	175	175
Net proceeds from private placement offering	3,346	34	16,126	—	—	16,160
Stock-based compensation	—	—	6,608	—	—	6,608
Shares issued for amended GTI license	191	2	1,374	—	—	1,376
Shares issued upon UCF option exercise	2,000	20	4,980	—	—	5,000
Stock grants to employees	4	—	33	—	—	33

Balance at June 30, 2007	30,188	302	37,301	(18,683)	175	19,095

Net loss for the year	—	—	—	(27,442)	—	(27,442)
Currency translation adjustment	—	—	—	—	1,390	1,390
Stock-based compensation	—	—	6,010	—	—	6,010
Exercise of stock options	92	1	564	—	—	565
Shares issued for GTI reservation use fee	278	3	2,497	—	—	2,500
Shares issued in public offerings	17,451	174	148,226	—	—	148,400
Stock grants to employees	2	—	19	—	—	19

Balance at June 30, 2008	48,011	480	194,617	(46,125)	1,565	150,537
Net loss for the six months ended December 31, 2008 (unaudited)	—	—	—	(18,268)	—	(18,268)
Currency translation adjustment	—	—	—	—	40	40
Public offering costs	—	—	(107)	—	—	(107)
Stock-based compensation	—	—	3,383	—	—	3,383

Balance at December 31, 2008	48,011	$480	$197,893	$(64,393)	$1,605	$135,585

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.
(A Development Stage Enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
Note 1 — Summary of Significant Accounting Policies
(a) Organization and description of business
Synthesis Energy Systems, Inc. (“SES”) and its wholly-owned and majority-owned controlled subsidiaries (collectively, “the Company”) is a development stage enterprise. The Company builds, owns and operates coal gasification plants that utilize our proprietary U-GAS® fluidized bed gasification technology to convert low rank coal and coal wastes into higher value products, such as syngas, transportation fuels and ammonia. The Company’s headquarters are located in Houston, Texas.
(b) Basis of presentation and principles of consolidation
The condensed consolidated financial statements for the periods presented are unaudited and reflect all adjustments, consisting of normal recurring items, which management considers necessary for a fair presentation. Operating results for the three and six months ended December 31, 2008 are not necessarily indicative of results to be expected for the fiscal year ending June 30, 2009.
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
(c) Marketable securities
During the six months ended December 31, 2008, the Company invested a portion of its cash and cash equivalents in a certificate of deposit with a maturity exceeding three months. Accordingly, as of December 31 2008, this $45.0 million certificate of deposit was reported as marketable securities in the condensed consolidated balance sheet.
(d) Change in Estimated Useful Life
Effective as of October 1, 2008, the Company changed its estimated useful life of the production equipment at the HH Joint Venture’s syngas production plant from a period of 15 years to 20 years. Based upon information obtained from operating the plant during 2008 during the plants commissioning phase, the Company now believes that a 20-year life reflects a better estimate of these assets’ useful life. The plant’s production equipment was designed and constructed to operate for at least 20 years with normal maintenance. This period is consistent with the Company’s business plans, expected use and productivity of these assets. The carrying value of the affected assets was approximately $29.1 million as of December 31, 2008. Depreciation of these assets commenced during the three months ended March 31, 2008. This change in estimated useful life was applied prospectively. The effect of the change in estimated useful life from 15 to 20 years resulted in a decrease to depreciation expense and operating loss of approximately $0.1 million for the three months ended December 31, 2008.

Note 2 — Recently Issued Accounting Standards
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
As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (“exit price”). SFAS No. 157 requires disclosure that establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 requires that fair value measurements be classified and disclosed in one of the following categories:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2	Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; and

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).
As required by SFAS No. 157, financial assets and liabilities are classified based on the lowest level of input that is significant for the fair value measurement. The following table summarizes the valuation of the Company’s financial assets and liabilities by pricing levels, as defined by the provisions of SFAS No. 157, as of December 31, 2008:

	Level 1	Level 2		Level 3	Total
Assets:
Certificates of Deposits	$—	$45,579	(1)	$—	$45,579	(1)
Money Market Funds	—	54,881	(2)	—	54,881

(1)
Amount comprised of $45.0 million reported as marketable securities, $0.3 million included in other long-term assets and $0.3 million reported as restricted cash on the Company’s consolidated balance sheet.

(2)	Amount included in cash and cash equivalents on the Company’s consolidated balance sheet.
Effective July 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure most financial instruments and certain other items at fair value on an instrument-by-instrument basis (the fair value option) with changes in fair value reported in earnings. The adoption of SFAS No. 159 did not have a material impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements — an amendment to ARB No. 51.” SFAS No. 160 requires non-controlling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with non-controlling interest holders. SFAS No. 160 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years. Earlier adoption is prohibited, therefore the Company will adopt this standard on July 1, 2009. SFAS No. 160 will be applied prospectively to all non-controlling interests, including any that arose before the effective date. The Company is currently evaluating this standard but has not yet determined the impact that the adoption of SFAS No. 160 will have on its financial statements.
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
Syngas purchase and sale agreement
The HH Joint Venture is also party to a purchase and sales contract with Hai Hua for syngas produced by the plant, whereby Hai Hua will pay the HH Joint Venture an energy fee and capacity fee, as described below, based on the syngas production. The syngas to be purchased by Hai Hua is subject to certain quality component requirements set forth in the contract. In late December 2008, the plant declared commercial operations status for purposes of the purchase and sale agreement. The Company then began to invoice Hai Hua for the energy and capacity fees. The energy fee is a per normal cubic meters (“Ncum”) of syngas calculated by a formula which factors in the monthly averages of the prices of design base coal, coke, coke oven gas, power, steam and water, all of which are components used in the production of syngas. The capacity fee is paid based on the capacity of the plant to produce syngas, factoring in the number of hours (i) of production and (ii) of capability of production as compared to the guaranteed capacity of the plant, which for purposes of the contract is 22,000 Ncum per hour of net syngas. Hai Hua is obligated to pay the capacity fee regardless of whether they use the gasification capacity, subject only to availability of the plant and exceptions for certain events of force majeure. Due to recent worldwide reductions in methanol prices, Hai Hua is operating at a reduced rate of syngas consumption and is forecasting to continue using approximately 40% of the syngas provided by the HH Joint Venture for the remainder of 2009. However, Hai Hua will nevertheless remain obligated to pay the full capacity fee to the HH Joint Venture.

The Company’s operations in China through the HH Joint Venture accounted for all of its revenue for the three months and six months ended December 31, 2008, and Hai Hua is the Company’s sole customer for syngas. In addition, the operations in China accounted for $42.1 million of the $43.6 million of long-lived assets, which consisted of construction-in-progress and property, plant and equipment, net of accumulated depreciation.
The Company is in the process of evaluating strategies to reduce operating costs of the HH Joint Venture which would reduce its losses and improve its cash flows. If the Company is not successful in improving the HH Joint Venture’s profitability, or if management’s estimated cash flow projections for these assets significantly decrease, or if Hai Hua does not make its required payments, the plant’s assets could be impaired. As of December 31, 2008, the Company has determined that these assets were not impaired.
YIMA Joint Venture
In October 2008, the Company entered into a joint venture contract with YIMA Coal Industry (Group) Co., Ltd. (“YIMA”). YIMA-SES New Energy Company Ltd. (the “YIMA Joint Venture”) was formed to develop a coal gasification plant in Henan Province, China which will feed the downstream process for the production of transportation fuels and chemicals intermediates. Groundbreaking on the plant occurred in late December 2008. The YIMA Joint Venture has received all significant governmental approvals for the project, and is also currently seeking approval of its environmental impact assessment from the provincial government. In addition, the Company has negotiated agreements with YIMA for the downstream facility and a utility island. The utility island will include an air separation unit and steam boilers that will supply utilities to both the gasification and downstream facilities. In exchange for their capital contributions, the Company will own a 49% interest in the joint venture and YIMA will own a 51% interest. The current estimate of the total required capital of the project, including the downstream facilities, is approximately $350 million, which would require an equity investment of between $40 and $60 million by the Company. This estimate is based on a possible reduction in the capacity of the project which is currently being reviewed and which would result in a lower capital cost for the project. The Company is also considering alternative sources of equity which would reduce the Company’s capital contributions and percentage ownership interest in the project.
The capital contributions of the Company and YIMA are payable in installments, with the first 20% due within 30 days of the receipt of final government approvals. Further contributions will be made within two years of the date of the issuance of such approvals, based on the construction schedule for the plant, or sooner if required by the joint venture’s lenders. Half of the total required capital of the YIMA Joint Venture is expected to come from equity contributed by the Company and YIMA, with the remaining capital to be provided by project debt to be obtained by the YIMA Joint Venture. YIMA has agreed to guarantee any such project debt. The Company expects this guarantee will allow debt financing to be obtained from domestic Chinese banking sources. The Company has agreed to pledge to YIMA its ownership interests in the YIMA Joint Venture as security for its obligations under any project guarantee. The Company has received a loan commitment letter from the Yima City branch of the Industrial and Commercial Bank of China which loans will represent 50% of the capital costs of the project. The final terms and conditions of the loan will be determined by the bank. The YIMA Joint Venture will be governed by a board of directors consisting of eight directors, four of whom will be appointed by the Company and four of whom will be appointed by YIMA. The YIMA Joint Venture will also have officers that are appointed by the Company, YIMA and/or the board of directors pursuant to the terms of the joint venture contract. The Company and YIMA shall share the profits, and bear the risks and losses, of the YIMA Joint Venture in proportion to their respective ownership interests. The YIMA Joint Venture has a term of 30 years which commences upon the receipt of final government approvals.

Golden Concord Joint Venture
Joint venture contract
The Company is party to a joint venture with Inner Mongolia Golden Concord (Xilinhot) Energy Investment Co., Ltd. (“Golden Concord”). SES—GCL (Inner Mongolia) Coal Chemical Co., Ltd. (the “GC Joint Venture”) was formed to (i) develop, construct and operate a coal gasification, methanol and DME production plant utilizing U-GAS® technology in the Xilinguole Economic and Technology Development Zone, Inner Mongolia Autonomous Region, China and (ii) produce and sell methanol, DME and the various byproducts of the plant, including fly ash, steam, sulphur, hydrogen, xenon and argon. The Company agreed to contribute approximately $16.3 million in cash in exchange for a 51% ownership interest in the GC Joint Venture, and Golden Concord has agreed to contribute approximately $16.0 million in cash for a 49% ownership interest in the GC Joint Venture. The contributions of each of the Company and Golden Concord are payable in installments, with the first 20% due within 90 days of the date of the issuance of the GC Joint Venture’s business license. As of December 31, 2008, the Company had funded a total of approximately $3.3 million of its equity contribution and Golden Concord had funded approximately $3.1 million of its equity contribution. The Company does not anticipate funding any further equity contributions to the GC Joint Venture until acceptable financing can be obtained for the project. Although the Company is continuing to work with Golden Concord on financing alternatives for the project, the Company does not believe that debt financing is readily available given existing market conditions. The Company consolidates the results of the GC Joint Venture in its consolidated financial statements. If the Company is not successful in obtaining the necessary equity and debt financing for this project, the Company’s investment in this project may become impaired. As of December 31, 2008, the Company determined that these assets were not impaired.
Purchase of land use rights
In December 2007, the GC Joint Venture purchased 50-year land use rights from the Chinese government for the construction of the plant. The $0.8 million cost to purchase these land use rights has been capitalized on the Company’s balance sheet as a long-term asset which is being amortized to rent expense over the term of the lease.
CONSOL Energy
In October 2008, the Company’s joint development agreement with CONSOL Energy Inc. expired according to its terms; therefore, funding of the front-end engineering design package for the Benwood, West Virginia synthetic gasoline project will cease. Pursuant to terms and conditions thereof, the agreement automatically expired because a formal joint venture agreement was not entered into within six months of the completion of the pre-feasibility studies for potential projects in Ohio, Pennsylvania and West Virginia. The Company allowed the agreement to expire due to its inability to develop any projects as a result of existing market conditions. During the three months ended December 31, 2008, CONSOL Energy Inc. paid the Company $0.6 million in full settlement of its cost-sharing arrangement under the joint development agreement.
Note 4 — Stock-Based Compensation
Under the Company’s Amended and Restated 2005 Incentive Plan, as amended (the “Plan”), the Company may grant both incentive and non-qualified stock options, stock appreciation rights, restricted stock units and other stock-based awards to officers, directors, employees and certain non-employees. Stock-based awards generally vest ratably over a four or five year period. Vesting is usually graded and determined based on an explicit service period. However, some stock options vest based on the achievement of pre-established performance criteria. For stock-based awards vesting based on service period, the value of the portion of the award that is ultimately expected to vest is recognized as expense in the Company’s consolidated statements of operations over the requisite service period on a straight-line basis for each separately vesting portion of the award as if the award was, in substance, multiple awards. For stock-based awards vesting based on achievement of performance criteria, the value of the portion of the award that is ultimately expected to vest is recognized on a straight-line basis over the period that the performance criteria achievement is determined probable. Stock-based compensation expense is recognized immediately for stock-based awards with immediate vesting. There have been no significant changes in methods or assumptions used to measure stock-based awards. As of December 31, 2008, approximately $6.4 million of expense with respect to non-vested stock-based awards has yet to be recognized.

Stock option activity during the six months ended December 31, 2008 was as follows:

Number of
Stock Options
Outstanding at June 30, 2008	7,136,000
Granted	830,000
Exercised	—
Forfeited or cancelled	(281,000)

Outstanding at December 31, 2008	7,685,000

Exercisable at December 31, 2008	3,703,250

Note 5 — Inventory
Inventory consisted of the following (in thousands):

	December 31,	June 30,
	2008	2008
Raw materials	$189	$150
Parts and assemblies	457	366

	$646	$516

Note 6 — Net Loss Per Share
Historical net loss per share of common stock is computed using the weighted average number of shares of common stock outstanding. Basic loss per share excludes dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Stock options are the only potential dilutive share equivalents the Company has outstanding for the periods presented. For the three months and six months periods ended December 31, 2008 and 2007 and the period from November 4, 2003 (inception) to December 31, 2008, options to purchase common stock were excluded from the computation of diluted earnings per share as their effect would have been antidilutive as the Company incurred net losses during those periods.
Note 7 — License Rights Agreement
In September 2008, the Company entered into a License Rights Agreement with ExxonMobil Research and Engineering Company (“ExxonMobil”), pursuant to which it has the right to obtain up to 15 licenses to use certain proprietary technical information of ExxonMobil in the development of the Company’s projects. In September 2008 we entered into the first license agreement with ExxonMobil. Our rights to obtain the additional licenses expire in September 2018, subject to earlier termination in limited circumstances specified in the License Rights Agreement. If the Company is not successful in further developing its projects and expanding its use of the License Rights Agreement, this asset may become impaired. As of December 31, 2008, the Company has determined that this asset was not impaired.
Note 8 — Subsequent Events
In January 2009, the Compensation Committee of the Board of Directors of the Company authorized a stock option exchange program to certain employees. Optionholders can elect to surrender for cancellation any amount of currently held options, but are required to surrender the entire amount of any individual award that they have received. All options that are not surrendered remain exercisable in accordance with the terms of the original option award. Effective the date that the Company receives the signed letter, the Company will issue to each participating optionholder a new stock option grant (the “New Option”) representing one share for each two shares under the existing stock option surrendered. The New Options will be subject to the same vesting schedule as the options which are surrendered, including as to any portion of the option which has already vested. The New Options will be granted under, and be subject to, the terms of the Plan. The New Options will have an exercise price equal to the closing price of the Company’s common stock on The NASDAQ Stock Market on the date that the optionholder accepts the offer. Upon exchange of the stock options, additional compensation cost would be recorded for the difference between the fair value of the modified award and the fair value of the original award on the modification date. This incremental compensation cost and the remaining unrecognized compensation cost for the original award will be recognized over the remaining requisite service period of the New Options.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this quarterly report. Some of the information contained in this discussion and analysis or set forth elsewhere in this quarterly report, including information with respect to our plans and strategy for our business and related financing, include forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
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
Our principal business activities are currently focused in China and the United States, areas which are estimated by the U.S. Department of Energy to represent a combined 40% of total global coal reserves. Our first commercial scale coal gasification plant is located in Shandong Province, China and has been in operation since January 2008. We have two additional projects in various stages of development. One is in Henan Province, China and the second is in the Inner Mongolia Autonomous Region of China, although we do not believe that the necessary financing for the Inner Mongolia project is readily available given existing market conditions. We are also investigating opportunities in Mississippi and North Dakota with North American Coal, or NAC, which management expects will be completed during our fiscal third quarter. However, based on current commodity prices and current financial market conditions in the U.S., we do not expect this project will be a viable development option for us in the near term.
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
Our business strategy includes the following elements:
•
Execute on projects in China currently under development. We intend to leverage our success to date at Hai Hua in our ongoing business development efforts. Our projects under development are also expected to have a significant impact on our business development efforts and financial results once they are completed and producing. We believe that our YIMA project, if constructed, will help to demonstrate our ability to expand into increasingly larger projects and new product markets, which we believe will lead to additional future projects.

•
Managing further project development in China based on available capital. Based on our current focus on developing our projects in China, we plan to use our available cash for (i) equity contributions to our YIMA project, if constructed (currently estimated to be approximately $40 to $60 million); (ii) debt service related to the HH Joint Venture; and (iii) working capital and general corporate purposes. However, we do not intend to develop any further projects or move ahead on any acquisitions until we have assurances that acceptable financing is available to complete the project. Until the capital markets improve, our strategy will be to operate using our current capital resources.

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

Results of Operations
We are in our development stage and therefore have had limited operations. We have sustained net losses of approximately $64.4 million from November 4, 2003, the date of our inception, to December 31, 2008. We have primarily financed our operations to date through private placements and two public offerings of our common stock.
Three Months Ended December 31, 2008 Compared to Three Months Ended December 31, 2007
Revenue. Product sales were $0.5 million for the three months ended December 31, 2008 and were derived from the sale of syngas and by-products produced at the HH Joint Venture plant in China. There was no revenue for the three months ended December 31, 2007.
Cost of sales and plant operating expenses. Cost of sales and plant operating expenses were $2.9 million for the three months ended December 31, 2008 and were comprised principally of coal consumption, electricity, maintenance and other operating costs at the HH Joint Venture plant in China. There were no cost of sales and operating expenses for the three months ended December 31, 2007.

General and administrative expenses. General and administrative expenses increased $2.4 million to $4.7 million for the three months ended December 31, 2008 compared to $2.3 million for the three months ended December 31, 2007. The increase was primarily due to an increase in salaries as a result of increased staffing levels in Houston and in China during the nine months ended September 30, 2008, professional fees, severance costs associated with the commencement of staffing reductions in our Houston office during the quarter ended December 31, 2008, travel and other expenses.
Project and technical development expenses. Project and technical development expenses increased $0.5 million to $1.4 million for the three months ended December 31, 2008 compared to $0.9 million for the three months ended December 31, 2007. The increase was primarily due to a non-cash charge to write-off the $1.25 million remaining carrying value of the reservation and use fee for GTI’s Flex-Fuel Test Facility in Des Plaines, Illinois. The GTI reservation and use fee was paid for with shares of our common stock during fiscal 2008 to reserve the facility for calendar 2008 and 2009. Management does not anticipate utilizing GTI’s facility during calendar 2009. Excluding the effect of this charge, project and technical development expenses decreased by approximately $0.8 million due primarily to a $0.6 million reimbursement from CONSOL Energy, Inc., or CONSOL, in full settlement of its cost-sharing arrangement under our joint development agreement with CONSOL. Project and technical development expense incurred during the period related principally to the feasibility study with NAC for the development of a coal-based gasification facility at NAC’s proposed Otter Creek Mine in North Dakota and for the YIMA joint venture project. We have an agreement with NAC wherein the Company will earn a project development fee of $250,000 upon delivery of the Otter Creek pre-feasibility study which management expects will occur during our fiscal third quarter as discussed in more detail below under “Liquidity and Capital Resources — North American Coal”.
Stock-based compensation expense. Stock-based compensation expense increased $0.1 million to $1.3 million for the three months ended December 31, 2008 compared to $1.2 million for the three months ended December 31, 2007. The increase was due principally to a larger quantity of non-vested outstanding stock options, offset, in part, by the reversal of previously recognized expense due to stock option forfeitures during the three months ended December 31, 2008.
Depreciation and amortization. Depreciation and amortization increased $0.6 million to $0.7 million for the three months ended December 31, 2008 compared to $0.1 million for the three months ended December 31, 2007. The increase was due principally to commencing depreciation of the HH Joint Venture plant during the quarter ended March 31, 2008.
Interest income. Interest income increased $0.7 million to $0.7 million for the three months ended December 31, 2008 compared to $35,000 for the three months ended December 31, 2007. The increase was primarily due to interest income from higher cash balances and marketable securities due to investment of the proceeds from an equity offering completed in July 2008.
Interest expense. Interest expense was $0.3 million for the three months ended December 31, 2008 and there was no interest expense for the three months ended December 31, 2007. During construction and prior to the HH Joint Venture’s plant being placed into service, interest expense related to the HH Joint Venture’s outstanding loan with the Industrial and Commercial Bank of China, or ICBC, was capitalized. The HH Joint Venture’s plant was commissioned in January 2008.
Minority interest. Minority interest increased $0.2 million to $0.3 million for the three months ended December 31, 2008 compared to $0.1 million for the three months ended December 31, 2007. The increase was due to recognizing our joint venture partners’ interests in the operating losses of the HH Joint Venture and the GC Joint Venture during the period.

Six Months Ended December 31, 2008 Compared to Six Months Ended December 31, 2007
Revenue. Product sales were $0.6 million for the six months ended December 31, 2008 and were derived from the sale of syngas and by-products produced at the HH Joint Venture plant in China. There was no revenue for the six months ended December 31, 2007.
Cost of sales and plant operating expenses. Cost of sales and plant operating expenses were $4.3 million for the six months ended December 31, 2008 and were comprised principally of coal consumption, electricity, maintenance and other operating costs at the HH Joint Venture plant in China. There were no cost of sales and operating expenses for the six months ended December 31, 2007.
General and administrative expenses. General and administrative expenses increased $4.6 million to $9.3 million for the six months ended December 31, 2008 compared to $4.7 million for the six months ended December 31, 2007. The increase was primarily due to an increase in employee compensation as a result of increased staffing levels during the nine months ended September 30, 2008, professional fees, travel and other expenses resulting from our growth and project development activities.
Project and technical development expenses. Project and technical development expenses increased $0.7 million to $1.9 million for the six months ended December 31, 2008 compared to $1.2 million for the six months ended December 31, 2007. The increase was primarily due to a non-cash charge to write-off the $1.25 million remaining carrying value of the reservation and use fee for GTI’s Flex-Fuel Test Facility in Des Plaines, Illinois. The GTI reservation and use fee was paid for with shares of our common stock during fiscal 2008 to reserve the facility for calendar 2008 and 2009. Management does not anticipate utilizing GTI’s facility during calendar 2009. Excluding the effect of this charge, project and technical development expenses decreased by approximately $0.5 million due primarily to a $0.6 million reimbursement from CONSOL in full settlement of its cost-sharing arrangement under our joint development agreement with CONSOL. Project and technical development expenses incurred during the period related principally to the feasibility study with NAC for the development of a coal-based gasification facility at NAC’s proposed Otter Creek Mine in North Dakota, the YIMA joint venture project, and our project with CONSOL which will not continue due to the expiration of the joint development agreement. We have an agreement with NAC wherein the Company will earn a project development fee of $250,000 upon delivery of the Otter Creek pre-feasibility study which management expects will occur during our fiscal third quarter as discussed in more detail below under “Liquidity and Capital Resources — North American Coal”.
Stock-based compensation expense. Stock-based compensation expense increased $1.2 million to $3.4 million for the six months ended December 31, 2008 compared to $2.2 million for the six months ended December 31, 2007. The increase was due principally to a larger quantity of non-vested outstanding stock options, offset, in part, by the reversal of previously recognized expense due to stock option forfeitures during the three months ended December 31, 2008.
Depreciation and amortization. Depreciation and amortization increased $1.3 million to $1.5 million for the six months ended December 31, 2008 compared to $0.2 million for the six months ended December 31, 2007. The increase was due principally to commencing depreciation of the HH Joint Venture plant during the quarter ended March 31, 2008.
Interest income. Interest income increased $1.4 million to $1.5 million for the six months ended December 31, 2008 compared to $0.1 million for the six months ended December 31, 2007. The increase was primarily due to interest income from higher cash balances and marketable securities due to investment of the proceeds from an equity offering completed in July 2008.
Interest expense. Interest expense was $0.5 million for the six months ended December 31, 2008 and there was no interest expense for the six months ended December 31, 2007. During construction and prior to the HH Joint Venture’s plant being placed into service during the three months ended March 31, 2008, interest expense related to the HH Joint Venture’s outstanding loan with ICBC was capitalized. The HH Joint Venture’s plant was commissioned in January 2008.

Minority interest. Minority interest increased $0.6 million to $0.7 million for the six months ended December 31, 2008 compared to $0.1 million for the six months ended December 31, 2007. The increase was due to recognizing our joint venture partners’ interests in the operating losses of the HH Joint Venture and the GC Joint Venture during the period.
Liquidity and Capital Resources
We are in our development stage and have financed our operations to date through private placements of our common stock in 2005 and 2006 and two public offerings, one in November 2007 and one in June 2008. In calendar year 2005, we issued 2,000,000 shares of common stock in a private placement for net proceeds of $4.9 million. In August 2006, we issued 3,345,715 shares of common stock in a private placement for net proceeds of $16.2 million. In November 2007, we received net proceeds of $49.2 million from a public offering of 5,951,406 shares of our common stock at a price to the public of $9.00 per share. In addition, in July 2008, we received net proceeds of $99.2 million from a public offering in which we sold 11,500,000 shares of our common stock at a price to the public of $9.25 per share. We have used the proceeds of these offerings for the development of our joint ventures in China and to pay other development and general and administrative expenses. In addition, we have entered into a loan agreement to fund certain of the costs of the HH Joint Venture. The following summarizes the uses of equity capital and debt as of December 31, 2008 with respect to our projects.
Hai Hua Joint Venture
Our first project is the HH Joint Venture, through which we and Hai Hua developed, constructed and are now operating a syngas production plant utilizing U-GAS® technology in Zaozhuang City, Shandong Province, China designed to produce approximately 28,000 standard cubic meters per hour of gross syngas. We have also received government approvals for the expansion of the plant to a production capacity of approximately 45,000 standard cubic meters per hour and are presently in discussions with several potential partners regarding this expansion. The plant produces and sells syngas and the various by-products of the plant, including ash and elemental sulphur. Hai Hua, an independent producer of coke and coke oven gas, owns a subsidiary engaged in methanol production. In exchange for their respective ownership shares in the HH Joint Venture, we contributed $9.1 million in equity capital, and Hai Hua contributed $480,000 in equity capital. We are in process of evaluating strategies to reduce operating costs of the HH Joint Venture which would reduce its losses and improve its cash flows. If we are not successful in improving the HH Joint Venture’s profitability or if our estimated cash flow projections for these assets significantly decrease, the plant’s assets could be impaired. See “Outlook” below. As of December 31, 2008, we determined that these assets were not impaired.
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

•
Interest for the first year is 7.11% to be adjusted annually based upon the standard rate announced each year by the People’s Bank of China. As of December 31, 2008, the applicable interest rate was 7.83%. Interest is payable monthly on the 20th day of each month;

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
We are also party to a purchase and sale contract with Hai Hua for syngas produced by the plant, whereby Hai Hua will pay us an energy fee and capacity fee based on the syngas production. The syngas to be purchased by Hai Hua is subject to certain quality component requirements set forth in the contract. In late December 2008, the plant declared commercial operations status for purposes of the purchase and sale agreement. The Company then began to invoice Hai Hua for the energy and capacity fees. To date, we have charged Hai Hua based on negotiated fees for any syngas purchased. Due to recent worldwide reductions in methanol prices, Hai Hua is operating at a reduced rate of syngas consumption and is forecasting to continue using approximately 40% of the syngas provided by the HH Joint Venture for the remainder of 2009. However, Hai Hua will nevertheless remain obligated to pay the full capacity fee to the HH Joint Venture.
Golden Concord Joint Venture
The GC Joint Venture was established for the primary purposes of (i) developing, constructing and operating a coal gasification, methanol and DME production plant utilizing U-GAS® technology in the Xilinguole Economic and Technology Development Zone, Inner Mongolia Autonomous Region, China and (ii) producing and selling methanol, DME and the various byproducts of the plant, including fly ash, steam, sulphur, hydrogen, xenon and argon. In exchange for their respective ownership shares in the GC Joint Venture, we agreed to contribute $16.3 million in cash, and Golden Concord agreed to contribute $16.0 million in cash. As of December 31, 2008, we had funded a total of approximately $3.3 million of its equity contribution and Golden Concord had funded approximately $3.1 million of its equity contribution. We do not anticipate funding any further equity contributions to the GC Joint Venture until acceptable financing can be obtained for the project. Although we are continuing to work with Golden Concord on financing alternatives for the project, we do not believe that debt financing is readily available given existing market conditions. If we are not successful in obtaining the necessary equity and debt financing for this project, our investment in this project may become impaired. See “Outlook” below. As of December 31, 2008, we determined that this asset was not impaired.
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

YIMA Project
In October 2008, we entered into a joint venture contract with YIMA Coal Industry (Group) Co., Ltd., or YIMA. YIMA-SES New Energy Company Ltd., or the YIMA Joint Venture, was formed to develop a coal gasification plant in Henan Province, China which will feed the downstream process for the production of transportation fuels and chemicals intermediates. Groundbreaking on the plant occurred in late December 2008. The YIMA Joint Venture has received all significant governmental approvals for the project and is also currently seeking approval of its environmental impact assessment from the provincial government. In addition, we have negotiated agreements with YIMA for the downstream facility and a utility island. The utility island will include an air separation unit and steam boilers that will supply utilities to both the gasification and downstream facilities. In exchange for the capital contributions, we will own a 49% interest in the joint venture and YIMA will own a 51% interest. The current estimate of the total required capital of the project, including the downstream facilities, is approximately $350 million, which would require an equity investment of between $40 and $60 million by us. This estimate is based on a possible reduction in the capacity of the project which is currently being reviewed and which would result in a lower capital cost for the project. We are also considering alternative sources of equity which would reduce our capital contributions and percentage ownership interest in the project.
The capital contributions from us and YIMA are payable in installments, with the first 20% due within 30 days of the receipt of final government approvals. Further contributions will be made within two years of the date of the issuance of such approvals, based on the construction schedule for the plant, or sooner if required by the joint venture’s lenders. Half of the total required capital of the YIMA Joint Venture is expected to come from equity contributed by us and YIMA, with the remaining capital to be provided by project debt to be obtained by the YIMA Joint Venture. YIMA has agreed to guarantee any such project debt. We expect this guarantee will allow debt financing to be obtained from domestic Chinese banking sources. We have agreed to pledge to YIMA our ownership interests in the YIMA Joint Venture as security for its obligations under any project guarantee. We have received a loan commitment letter from the Yima City branch of the Industrial and Commercial Bank of China which loans will represent 50% of the capital costs of the project. The final terms and conditions of the loan will be determined by the bank. The YIMA Joint Venture will be governed by a board of directors consisting of eight directors, four of whom will be appointed by us and four of whom will be appointed by YIMA. The YIMA Joint Venture will also have officers that are appointed by us, YIMA and/or the board of directors pursuant to the terms of the joint venture contract. We and YIMA shall share the profits, and bear the risks and losses, of the YIMA Joint Venture in proportion to our respective ownership interests. The YIMA Joint Venture has a term of 30 years which commences upon the receipt of final government approvals.
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
Expiration of Development Agreement with CONSOL Energy
In October 2008, our joint development agreement with CONSOL expired according to its terms; therefore, funding of the front-end engineering design package for the Benwood, West Virginia synthetic gasoline project will cease. Pursuant to terms and conditions thereof, the agreement automatically expired because a formal joint venture agreement was not entered into within six months of the completion of the pre-feasibility studies for potential projects in Ohio, Pennsylvania and West Virginia. We allowed the agreement to expire due to our inability to develop any projects as a result of existing market conditions. During the three months ended December 31, 2008, CONSOL paid us $0.6 million in full settlement of its cost-sharing arrangement under the joint development agreement. This payment of $0.6 million was reported as a reduction to project and technical development expenses.

North American Coal
In July 2008, we entered into a joint development agreement with The North American Coal Company, or NAC, a subsidiary of NACCO Industries, Inc., through which we and NAC will conduct a pre-feasibility study to explore the development of a lignite coal-based gasification facility utilizing our proprietary U-GAS® technology. The location for the study is NAC’s Red Hills Mine operations near Ackerman, Mississippi. In addition, in September 2008, we commenced another pre-feasibility study with NAC for the development of a coal-based gasification facility at NAC’s proposed Otter Creek Mine in North Dakota. NAC is currently pursuing the permitting process for the mine site. Following the completion of the initial pre-feasibility studies, we determined to proceed with a further pre-feasibility studies on the Otter Creek project. If constructed, the facility is expected to produce synthetic gasoline, chemical feedstocks and/or synthetic natural gas. Although we expect the additional pre-feasibility work for the Otter Creek project to be completed during our fiscal third quarter, based on current commodity prices and current financial market conditions in the U.S., we do not expect this project will be a viable development option for us in the near term.
License Rights Agreement
In September 2008, we entered into a License Rights Agreement with ExxonMobil Research and Engineering Company, or ExxonMobil, pursuant to which we have the right to obtain up to 15 licenses to use certain proprietary technical information of ExxonMobil in the development of our projects. In September 2008 we entered into our first license agreement with ExxonMobil. Our rights to obtain the additional licenses expire in September 2018, subject to earlier termination in limited circumstances specified in the License Rights Agreement. If we are not successful in further developing our projects and expanding our use of the License Rights Agreement, this asset may become impaired. As of December 31, 2008, we determined that this asset was not impaired.
Outlook
As of December 31, 2008, we had $104.6 million of cash and cash equivalents and marketable securities. As of December 31, 2008 and June 30, 2008, we had working capital of $98.7 million and $117.6 million, respectively. The decrease in working capital was due principally to uses of cash for our operating losses, $3.3 million for capital expenditures, $1.1 million of loan repayment, and other working capital items during the period. We expect to continue to incur operating losses until our Hai Hua plant and other projects under development produce significant revenues.
Based on our current focus on developing our projects in China, we plan to use our available cash for (i) equity contributions to our YIMA project, if constructed (currently estimated to be approximately $40 to $60 million); (ii) debt service related to the HH Joint Venture; and (iii) working capital and general corporate purposes. The actual allocation of and the timing of the expenditures will be dependent on various factors, including changes in our strategic relationships, commodity prices and industry conditions, and other factors that we cannot currently predict. In particular, the global economy is currently experiencing a significant contraction, with an almost unprecedented lack of availability of business and consumer credit, which has seriously impeded our ability to obtain financing for our projects. This current decrease and any future decrease in economic activity in the United States, China or in other regions of the world in which we may in the future do business could significantly and adversely affect our results of operations and financial condition in a number of other ways. In addition, the market for commodities such as methanol is under significant pressure and we are unsure of how much longer this will continue. As a direct result of these trends, our ability to finance and develop our existing projects, commence any new projects and sell our products will be adversely impacted. We also may evaluate acquisition opportunities, including existing plants, facilities or coal mines, but, we do not intend to develop any further projects or move ahead on any acquisitions until we have assurances that acceptable financing is available to complete the project. Until the capital markets improve, our strategy will be to operate using our current capital resources.

We are continuing to reduce general and administrative expenses and other operating costs as well as working to improve the cash flows of the HH Joint Venture in order to conserve our existing cash. Upon execution of one or more of these strategies, we believe we will have sufficient available funds for the purposes noted above. However, if we are not successful in executing on these strategies, we may not have sufficient funds to make our requisite equity contributions to the YIMA project or for our other working capital and general corporate needs. This could lead to, among other things, the impairment of several of our significant assets, including our investments in Hai Hua and Golden Concord and our License Rights Agreement with ExxonMobil. As of December 31, 2008, we have determined that these assets were not impaired. Additionally, we would need to raise additional funds in order to fund additional projects or expansion or acquire complementary energy related products, services, businesses and/or technologies.
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
In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements — an amendment to ARB No. 51.” SFAS 160 requires non-controlling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with non-controlling interest holders. SFAS No. 160 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years. Earlier adoption is prohibited; therefore we will adopt this standard on July 1, 2009. SFAS No. 160 will be applied prospectively to all non-controlling interests, including any that arose before the effective date. We are currently evaluating this standard but have not yet determined the impact that the adoption of SFAS 160 will have on our financial statements.
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

Customer credit risk
When our projects progress to commercial production, we will be exposed to the risk of financial non-performance by customers. To manage customer credit risk, we intend to monitor credit ratings of customers and seek to minimize exposure to any one customer where other customers are readily available. As of December 31, 2008, Hai Hua is our only customer for syngas sales and as such, we are exposed to significant customer credit risk due to this concentration. Unless we are able to retain our customers, or secure new customers if we lose one or more of our significant customers, our revenue and results of operations would be adversely affected.
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
Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008 pursuant to Rule 13a-15 (b) of the Securities and Exchange Act of 1934, as amended. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2008 due to material weaknesses in our internal accounting controls. Specifically, we did not maintain a sufficient number of accounting professionals with familiarity with our operations and the requisite knowledge of U.S. generally accepted accounting principles, or U.S. GAAP. As a result, our disclosure controls and procedures were not effective at (1) ensuring that financial reporting risks arising from complex and non-routine transactions were identified timely and that appropriate accounting policies for such transactions were selected and applied and (2) monitoring the operation of internal controls within our period-end close process on a timely basis.
To remediate the material weaknesses noted above, we initiated a search and hired a full-time Corporate Controller with appropriate U.S. GAAP and public company financial reporting experience in October 2008.
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

PART II
Item 1. Legal Proceedings
In September 2008, we were named as one of a number of defendants in a lawsuit filed by Igor Olenicoff, one of our former stockholders, and a company he controls. Also named were our CEO, CFO and one of our directors, as well as UBS AG, Union Charter Ltd., and other persons. We understand that Mr. Olenicoff is the subject of IRS and Justice Department investigations relating to U.S. tax issues involving his investments outside the U.S., and this case has been filed against a number of parties who were involved in managing Mr. Olenicoff’s investments outside the U.S. We believe the claims against us, our CEO, CFO and director are completely without merit since none of those parties was in any way involved in the management of Mr. Olenicoff’s investments. We intend to vigorously defend the action, and have moved for an immediate dismissal of all such claims.
Item 1A. Risk Factors
Continued disruption in U.S. and international economic conditions and in the commodity and credit markets may adversely affect our business, financial condition and results of operation.
The global economy is currently experiencing a significant contraction, with an almost unprecedented lack of availability of business and consumer credit, which has seriously impeded our ability to obtain financing for our projects. This current decrease and any future decrease in economic activity in the United States, China or in other regions of the world in which we may in the future do business could significantly and adversely affect our results of operations and financial condition in a number of other ways. Any decline in economic conditions may reduce the demand or prices for the production from our plants. Our industry partners and potential customers and suppliers may also experience insolvencies, bankruptcies or similar events. In particular, the market for commodities such as methanol is under significant pressure and we are unsure of how much longer this will continue. As a direct result of these trends, our ability to finance and develop our existing projects, commence any new projects and sell our products will be adversely impacted. In addition, the increased currency volatility could significantly and adversely affect our results of operations and financial condition. Any of the above factors could also adversely affect our ability to access credit or raise capital even if the capital markets improve.
The U.S. government’s current plans to address the financial crises may not be effective to stabilize the financial markets or to increase the availability of credit.
In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, legislation was enacted that provides the U.S. Treasury the authority to, among other things, purchase mortgage-backed and other securities from financial institutions for the purpose of stabilizing the financial markets, and has discussed additional legislation that could expand this power. Despite these plans, the capital markets have continued to experience extreme levels of volatility and the credit markets have not yet shown any significant increase in the availability of credit. There can be no assurance what impact these plans ultimately will have on the financial markets. If the actions taken by the U.S. Treasury are not successful in stabilizing the financial markets and increasing the availability of credit, it could have a material adverse effect on our business, financial condition and results of operations or the trading price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.
Forward Looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical fact are forward-looking statements. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected. Among those risks, trends and uncertainties are our early stage of development, our estimate of the sufficiency of existing capital sources, our ability to raise additional capital to fund cash requirements for future operations, the limited history and viability of our technology, the effect of the current international financial crisis on our business, commodity prices and the availability and terms of financing opportunities, our results of operations in foreign countries and our ability to diversify, our ability to maintain production from our first plant in the Hai Hua project, our ability to obtain the necessary approvals and permits and to negotiate definitive agreements and financing arrangements for our YIMA project and other future projects, and the sufficiency of internal controls and procedures. For additional discussion of these risks, please see the discussion set forth under the heading “Item 1A — Risk Factors” contained in our Annual Report on Form 10-K for the year ended June 30, 2008 and our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.
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

Item 6. Exhibits

Number	Description of Exhibits

10.1	Employment Agreement between the Company and Robert Rigdon dated March 14, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 12, 2008).

10.2	Employment Agreement between the Company and Kevin Kelly dated October 16, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 12, 2008).

10.3	Letter Agreement between the Company and Kevin Kelly dated January 9, 2009 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 14, 2009).

31.1*	Certification of Chief Executive Officer of Synthesis Energy Systems, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer of Synthesis Energy Systems, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

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

SYNTHESIS ENERGY SYSTEMS, INC.
Date: February 9, 2009	By:	/s/ Timothy E. Vail
Timothy E. Vail, President
and Chief Executive Officer

EXHIBIT INDEX

Number	Description of Exhibits

31.1*	Certification of Chief Executive Officer of Synthesis Energy Systems, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer of Synthesis Energy Systems, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

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