Form 10-Q
period 2009-03-31
SYNTHESIS ENERGY SYSTEMS INC
filed 2009-05-11
CIK 1375063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

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
Yes ☑ No ☐
          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     As of May 8, 2009 there were 48,010,921 shares of the registrant’s common stock, par value $.01 per share, outstanding.
Transitional Small Business Disclosure Format. Yes ☐ No ☑

Page
PART 1. Financial Information

Item 1. Financial Statements	1

Consolidated Balance Sheets as of March 31, 2009 and June 30, 2008 (unaudited)	1

Consolidated Statements of Operations for the Three Months Ended March 31, 2009 and 2008 (unaudited)	2

Consolidated Statements of Operations for the Nine Months Ended March 31, 2009 and 2008 and the period from November 4, 2003 (inception) to March 31, 2009 (unaudited)	3

Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2009 and 2008 and the period from November 4, 2003 (inception) to March 31, 2009 (unaudited)	4

Consolidated Statements of Stockholders’ Equity for the period from November 4, 2003 (inception) to March 31, 2009 (unaudited)	5

Notes to the Consolidated Financial Statements (unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosure about Market Risk	26

Item 4. Controls and Procedures	27

PART II. Other Information

Item 1. Legal Proceedings	28

Item 1A. Risk Factors	28

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3. Defaults Upon Senior Securities	30

Item 4. Submission of Matters to a Vote of Security Holders	30

Item 5. Other Information	31

Item 6. Exhibits	32
EX-10.7
EX-31.1
EX-31.2
EX-32.1
EX-32.2

i

PART I
Item 1. Financial Statements
SYNTHESIS ENERGY SYSTEMS, INC.
(A Development Stage Enterprise)
Consolidated Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	March 31,	June 30,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$98,632	$127,872
Restricted cash	250	—
Accounts receivable	175	169
Prepaid expenses and other currents assets	1,722	2,162
Inventory	735	516

Total current assets	101,514	130,719
Construction-in-progress	6,495	2,408
Property, plant and equipment, net	38,133	37,570
Intangible asset, net	1,433	1,546
Other long-term assets	3,973	5,504

Total assets	$151,548	$177,747

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accrued expenses and accounts payable	$7,860	$10,828
Current portion of long-term bank loan	2,253	2,245

Total current liabilities	10,113	13,073
Long-term bank loan	8,953	11,168

Total liabilities	19,066	24,241

Commitments and contingencies

Minority interest	2,314	2,969

Stockholders’ Equity:
Common stock, $0.01 par value: 100,000 shares authorized: 48,011 shares issued and outstanding	480	480
Additional paid-in capital	196,107	194,617
Deficit accumulated during development stage	(68,008)	(46,125)
Accumulated other comprehensive income	1,589	1,565

Total stockholders’ equity	130,168	150,537

Total liabilities and stockholders’ equity	$151,548	$177,747

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.
(A Development Stage Enterprise)
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Revenue:
Product sales	$76	$40
Project development fees	250	—

Total revenue	326	40

Costs and Expenses:
Cost of sales and plant operating expenses	906	197
General and administrative expenses	3,841	3,802
Project and technical development expenses	251	1,700
Stock-based compensation expense	(1,798)	1,675
Depreciation and amortization	685	293

Total costs and expenses	3,885	7,667

Operating loss	(3,559)	(7,627)

Non-operating (income) expense:
Interest income	(195)	(113)
Interest expense	243	113

Net loss before minority interest	(3,607)	(7,627)

Minority interest	(8)	189

Net loss	$(3,615)	$(7,438)

Net loss per share:
Basic and diluted	$(0.08)	$(0.20)

Weighted average common shares outstanding:
Basic and diluted	48,011	36,419

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.
(A Development Stage Enterprise)
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

			November 4,
			2003
			(inception) to
	Nine Months Ended March 31,		March 31,
	2009	2008	2009
Revenue:
Product sales	$684	$40	$887
Project development fees	250	—	375

Total revenue	934	40	1,262

Costs and Expenses:
Cost of sales and plant operating expenses	5,243	196	7,637
General and administrative expenses	13,142	8,516	32,858
Project and technical development expenses	2,193	2,879	10,649
Stock-based compensation expense	1,585	3,860	17,298
Depreciation and amortization	2,187	471	3,619

Total costs and expenses	24,350	15,922	72,061

Operating loss	(23,416)	(15,882)	(70,799)

Non-operating (income) expense:
Interest income	(1,658)	(192)	(2,660)
Interest expense	779	113	1,170

Net loss before minority interest	(22,537)	(15,803)	(69,309)

Minority interest	654	271	1,301

Net loss	$(21,883)	$(15,532)	$(68,008)

Net loss per share:
Basic and diluted	$(0.46)	$(0.46)	$(2.15)

Weighted average common shares outstanding:
Basic and diluted	48,011	33,520	31,610

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.
(A Development Stage Enterprise)
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

			November 4,
			2003
			(inception) to
	Nine Months Ended March 31,		March 31,
	2009	2008	2009
Cash flows from operating activities:
Net loss	$(21,883)	$(15,532)	$(68,008)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,585	3,860	17,298
Depreciation of property, plant and equipment	2,012	319	3,061
Amortization of intangible and other assets	175	152	558
Loss on disposal of property, plant and equipment	9	1	104
Minority interest	(654)	(272)	(1,301)
Changes in operating assets and liabilities:
Accounts receivable	(6)	(36)	(175)
Prepaid expenses and other current assets	445	(77)	(457)
Inventory	(217)	(663)	(733)
Other long-term assets	(28)	—	(59)
Accrued expenses and other payables	(4,313)	2,310	758

Net cash used in operating activities	(22,875)	(9,938)	(48,954)

Cash flows from investing activities:
Loan proceeds transferred from restricted cash	—	11,101	—
Restricted cash — investments in long-term certificates of deposit	—	(329)	(579)
Purchase of marketable securities	(45,000)	—	(45,000)
Redemption of marketable securities	45,000	—	45,000
Proceeds from sale of fixed assets	3	—	3
Capital expenditures	(3,960)	(19,959)	(36,958)
Amendment of GTI license rights	—	—	(500)
Purchase of land use rights	—	(833)	(1,720)
Receipt of Chinese governmental grant	—	556	556
Project prepayments	—	(1,084)	(3,109)

Net cash used in investing activities	(3,957)	(10,548)	(42,307)

Cash flows from financing activities:	—
Proceeds (costs) from issuance of common stock, net	(107)	49,358	174,981
Proceeds from long-term bank loan	—	—	12,081
Payments on long-term bank loan	(2,253)	—	(2,253)
Prepaid interest	—	—	(276)
Deferred financing costs	—	—	(143)
Contribution from minority interest partner	—	3,124	3,616
Proceeds from exercise of stock options, net	—	—	564
Loans from shareholders	—	—	11

Net cash provided by (used in) financing activities	(2,360)	52,482	188,581

Net increase (decrease) in cash	(29,192)	31,996	97,320
Cash and cash equivalents, beginning of period	127,872	6,203	—
Effect of exchange rates on cash	(48)	866	1,312

Cash and cash equivalents, end of period	$98,632	$39,065	$98,632

See accompanying notes to the consolidated financial statements

SYNTHESIS ENERGY SYSTEMS, INC.
(A Development Stage Enterprise)
Condensed Consolidated Statement of Stockholders’ Equity
(In thousands)
(Unaudited)

				Deficit
				Accumulated
	Common Stock			During the	Other
		Common	Additional	Development	Comprehensive
	Shares	Stock	Paid-in Capital	Stage	Income	Total
Balance at November 4, 2003 (inception)	100,000	$—	$—	$—	$—	$—
Net loss for the period November 4, 2003 to June 30, 2004	—	—	—	—	—	—

Balance at June 30, 2004	100,000	—	—	—	—	—

Shares Forfeited in Merger	(94,000)	—	—	—	—	—
Shares Issued in Merger	21,000	—	—	—	—	—
Net loss for the year	—	—	—	(358)	—	(358)
Investor contributions	—	264	236	—	—	500
Conversion of debt to equity	—	6	5	—	—	11
Net proceeds from private placement offering	1,030	10	2,474	—	—	2,484

Balance at June 30, 2005	28,030	280	2,715	(358)	—	2,637

Net loss for the year	—	—	—	(5,183)	—	(5,183)
Net proceeds from private placement offering	970	10	2,378	—	—	2,388
Stock-based compensation	—	—	3,043	—	—	3,043
Adjustment related to return of shares	(4,353)	(44)	44	—	—	—

Balance at June 30, 2006	24,647	246	8,180	(5,541)	—	2,885

Net loss for the year	—	—	—	(13,142)	—	(13,142)
Currency translation adjustment	—	—	—	—	175	175
Net proceeds from private placement offering	3,346	34	16,126	—	—	16,160
Stock-based compensation	—	—	6,608	—	—	6,608
Shares issued for amended GTI license	191	2	1,374	—	—	1,376
Shares issued upon UCF option exercise	2,000	20	4,980	—	—	5,000
Stock grants to employees	4	—	33	—	—	33

Balance at June 30, 2007	30,188	302	37,301	(18,683)	175	19,095

Net loss for the year	—	—	—	(27,442)	—	(27,442)
Currency translation adjustment	—	—	—	—	1,390	1,390
Stock-based compensation	—	—	6,010	—	—	6,010
Exercise of stock options	92	1	564	—	—	565
Shares issued for GTI reservation use fee	278	3	2,497	—	—	2,500
Shares issued in public offerings	17,451	174	148,226	—	—	148,400
Stock grants to employees	2	—	19	—	—	19

Balance at June 30, 2008	48,011	480	194,617	(46,125)	1,565	150,537
Net loss for the nine months ended March 31, 2009 (unaudited)	—	—	—	(21,883)	—	(21,883)
Currency translation adjustment	—	—	12	—	24	36
Public offering costs	—	—	(107)	—	—	(107)
Stock-based compensation	—	—	1,585	—	—	1,585

Balance at March 31, 2009	48,011	$480	$196,107	$(68,008)	$1,589	$130,168

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.
(A Development Stage Enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
Note 1 — Summary of Significant Accounting Policies
(a) Organization and description of business
     Synthesis Energy Systems, Inc. (“SES”), together with its wholly-owned and majority-owned controlled subsidiaries (collectively, “the Company”) is a development stage enterprise. The Company builds, owns and operates coal gasification plants that utilize our proprietary U-GAS® fluidized bed gasification technology to convert low rank coal and coal wastes into higher value products, such as syngas, transportation fuels and ammonia. The Company’s headquarters are located in Houston, Texas.
(b) Basis of presentation and principles of consolidation
     The condensed consolidated financial statements for the periods presented are unaudited and reflect all adjustments, consisting of normal recurring items, which management considers necessary for a fair presentation. Operating results for the three and nine months ended March 31, 2009 are not necessarily indicative of results to be expected for the fiscal year ending June 30, 2009.
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
(c) Change in Estimated Useful Life
     Effective as of October 1, 2008, the Company changed its estimated useful life of the production equipment at the HH Joint Venture’s syngas production plant from a period of 15 years to 20 years. Based upon information obtained from operating the plant during 2008 during the plants commissioning phase, the Company now believes that a 20-year life reflects a better estimate of these assets’ useful life. The plant’s production equipment was designed and constructed to operate for at least 20 years with normal maintenance. This period is consistent with the Company’s business plans, expected use and productivity of these assets. The carrying value of the affected assets was approximately $29.1 million as of March 31, 2009. Depreciation of these assets commenced during the three months ended March 31, 2008. This change in estimated useful life was applied prospectively. The effect of the change in estimated useful life from 15 to 20 years resulted in a decrease to depreciation expense and operating loss of approximately $0.2 million for the nine months ended March 31, 2009.
(d) Accounting for VIEs and Financial Statement Consolidation Criteria
     The company adopted the disclosure requirements under newly issued FSP No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interest in Variable Interest Entities.” The Company’s primary VIEs are entered into as part of joint ventures. The Company consolidates all VIEs where the Company is the primary beneficiary. This determination is made at the inception of the Company’s involvement with the VIE. The Company considers both qualitative and quantitative factors and forms a conclusion that the Company, or another interest holder, absorbs a majority of the entity’s risk for expected losses, receives a majority of the entity’s potential for expected residual returns, or both.
     The Company does not consolidate VIE’s where the Company is not the primary beneficiary. The Company accounts for unconsolidated VIEs under the equity method of accounting and includes the Company’s net investments on the Company’s consolidated balance sheets. The Company’s equity interest in the net income from unconsolidated VIEs is recorded in other operating expense on a net basis.
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
     As required by SFAS No. 157, financial assets and liabilities are classified based on the lowest level of input that is significant for the fair value measurement. The following table summarizes the valuation of the Company’s financial assets and liabilities by pricing levels, as defined by the provisions of SFAS No. 157, as of March 31, 2009:

	Level 1	Level 2		Level 3	Total
Assets:
Certificates of Deposits	$—	$829	(1)	$—	$829	(1)
Money Market Funds	—	95,028	(2)	—	95,028

(1)	Amount comprised of $0.3 million included in cash and cash equivalents, $0.3 million reported as restricted cash, and $0.3 million included in other long-term assets on the Company’s consolidated balance sheet.

(2)	Amount included in cash and cash equivalents on the Company’s consolidated balance sheet.
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
Note 3 — Current Projects
Hai Hua Joint Venture
Joint venture contract
     On July 6, 2006, the Company entered into a cooperative joint venture contract with Shandong Hai Hua Coal & Chemical Company Ltd. (“Hai Hua”) which established Synthesis Energy Systems (Zaozhuang) New Gas Company Ltd. (the “HH Joint Venture”), a joint venture company that has the primary purposes of (i) developing, constructing and operating a synthesis gas (“syngas”) production plant utilizing the U-GAS® technology in Zaozhuang City, Shandong Province, China and (ii) producing and selling syngas and the various by-products of the plant, including ash and elemental sulphur. The Company owns 95% of the HH Joint Venture and Hai Hua owns the remaining 5%. The Company has contributed approximately $21.1 million in equity capital and Hai Hua has contributed approximately $0.5 million in equity capital. If either of the Company or Hai Hua desires to invest in another coal gasification project within Zaozhuang City, the other company has a right to participate in up to 25% of the investment. For the first 20 years after the commercial operation date of the plant, 95% of all net profits and losses of the HH Joint Venture will be distributed to the Company and 5% to Hai Hua. After the initial 20 years, the profit distribution percentages will be changed, with the Company receiving 10% of the net profits/losses of the HH Joint Venture and Hai Hua receiving 90%. The Company consolidates the results of the HH Joint Venture in its consolidated financial statements. The HH Joint Venture is currently in the process of applying for its long term normal business operating license which is expected within the next three months. All operations to date have been conducted under the business license granted during the HH Joint Venture’s construction.
Syngas purchase and sale agreement
     The HH Joint Venture is also party to a purchase and sales contract with Hai Hua for syngas produced by the plant, whereby Hai Hua will pay the HH Joint Venture an energy fee and capacity fee, as described below, based on the syngas production. The syngas to be purchased by Hai Hua is subject to certain quality component requirements set forth in the contract. In late December 2008, the plant declared commercial operations status for purposes of the purchase and sale agreement. The energy fee is a per normal cubic meters (“Ncum”) of syngas calculated by a formula which factors in the monthly averages of the prices of design base coal, coke, coke oven gas, power, steam and water, all of which are components used in the production of syngas. The capacity fee is paid based on the capacity of the plant to produce syngas, factoring in the number of hours (i) of production and (ii) of capability of production as compared to the guaranteed capacity of the plant, which for purposes of the contract is 22,000 Ncum per hour of net syngas. Hai Hua is obligated to pay the capacity fee regardless of whether they use the gasification capacity, subject only to availability of the plant, quality of the syngas and exceptions for certain events of force majeure. Due to recent worldwide reductions in methanol prices, Hai Hua is operating at a reduced rate of syngas consumption. Hai Hua is forecasting the use of approximately 35% to 45% of the syngas guarantee capacity for the remainder of calendar 2009.
     The HH Joint Venture began to invoice Hai Hua for the energy and capacity fees after declaring commercial operations in December 2008, Hai Hua has not yet paid such fees nor has the Company recognized these revenues due to differing interpretations between Hai Hua and the HH Joint Venture regarding certain syngas quality components requirements under the contract. During the three months ended March 31, 2009, the plant was only operating for approximately 13% of the period. The downtime was due to an unscheduled maintenance outage, repairs related to a power outage, a local area government industrial inspection, and scheduled maintenance by Hai Hua. A significant increase in the percentage of operating time is expected beginning in May 2009.
     Based on these events, in April 2009, the HH Joint Venture entered into a Supplementary Agreement (the “Supplementary Agreement”) with Hai Hua, amending the terms of the purchase and sales contract. The Supplementary Agreement was entered into to provide more clarity regarding the required syngas quality and volume to be delivered, recovery of the energy fee during turndown periods and operations coordination during unscheduled outages. Under the Supplementary Agreement, the syngas quality specification has been amended to provide more clarity as to the minor constituents allowable in the syngas. For purposes of the contract, syngas that meets these specifications is deemed “compliant gas” and syngas that does not meet these specifications is deemed “non-compliant gas.” The Supplementary Agreement also adds a requirement for Hai Hua to pay the joint venture the capacity fee and 70% of the energy fee for all non-compliant gas which is taken by Hai Hua. However, if more than 50% of the syngas taken by Hai Hua during any operating day is non-compliant gas, all of the syngas for that day is deemed to be non-compliant gas for purposes of calculating the energy fee. In addition, the Supplementary Agreement accommodates periods of turndown operation by Hai Hua by establishing a minimum threshold gas off take volume of 7,500 Ncum per hour of net syngas for the purpose of calculating the energy fee during such periods. The Supplementary Agreement also provides that, to the extent Hai Hua has an unscheduled shutdown, and the plant continues to operate on standby during such period, Hai Hua is still required to pay the energy fee to the joint venture. In the event that the plant has an unscheduled shutdown and does not provide at least three hours prior notice to Hai Hua, the joint venture may be required to provide certain compensation to Hai Hua.
     In order to make up for the expected reduced energy fee and take advantage of current excess oxygen capacity, the Company has entered into an agreement with Hai Hua whereby Hai Hua will purchase excess oxygen generated by the plant. Additionally, the Company has entered into a non-binding letter of intent with another potential customer to evaluate the feasibility of syngas sales to their nearby facility.
     Other than the $0.3 million of project development fees revenue recognized during the three months ended March 31, 2009, the Company’s operations in China through the HH Joint Venture accounted for all of its revenue for the three months and nine months ended March 31, 2009, and Hai Hua is currently the Company’s sole customer for syngas. In addition, the operations in China accounted for $43.6 million of the $44.6 million of long-lived assets, which consisted of construction-in-progress and property, plant and equipment, net of accumulated depreciation.
     The Company is in the process of implementing operational measures, pursuing additional syngas customers and evaluating strategies to reduce the HH Joint Venture’s losses and improve its cash flows. If the Company is not successful in improving the HH Joint Venture’s profitability, or if management’s estimated cash flow projections for these assets significantly decrease, or if Hai Hua does not make its required payments, the plant’s assets could be impaired. As of March 31, 2009, the Company has determined that these assets were not impaired.
Loan agreement
     On March 22, 2007, the HH Joint Venture entered into a seven-year loan agreement and received $12.6 million of loan proceeds pursuant to the terms of a Fixed Asset Loan Contract with the Industrial and Commercial Bank of China (“ICBC”) to complete the project financing for the HH Joint Venture. Key terms of the Fixed Asset Loan Contract with ICBC are as follows:
•	Term of the loan is seven years from the commencement date (March 22, 2007) of the loan;

•	Interest for the first year was 7.11% and is adjusted annually based upon the standard rate announced each year by the People’s Bank of China. As of March 31, 2009, the applicable interest rate was 5.94%. Interest is payable monthly on the 20th day of each month;

•	Principal payments of $1.1 million are due in March and September of each year beginning on September 22, 2008 and ending on March 21, 2014;

•	Hai Hua is the guarantor of the entire loan;

•	The assets of the HH Joint Venture are pledged as collateral for the loan;

•	The HH Joint Venture agreed to covenants that, among other things, prohibit pre-payment without the consent of ICBC and permit ICBC to be involved in the review and inspection of the Hai Hua plant; and

•	The loan is subject to customary events of default which, should one or more of them occur and be continuing, would permit ICBC to declare all amounts owing under the contract to be due and payable immediately.
     As of March 31, 2009, the HH Joint Venture was in compliance with all covenants and obligations under the Fixed Asset Loan Contract.
YIMA Joint Venture
     In April 2009, the Company entered into updated joint venture contracts with YIMA Coal Industry (Group) Co., Ltd. (“YIMA”), replacing the prior joint venture contracts entered into during the quarter ended December 31, 2008. The joint venture was formed to develop a coal gasification plant in Henan Province, China. The new agreements create separate joint ventures for each of the gasification, methanol/methanol protein production, and utility island components of the plant. The Company obtained government approvals for the project’s feasibility study during the three months ended December 31, 2008 and for the project’s environmental impact assessment during the three months ended March 31, 2009, which are the two key approvals required to proceed with the project. In exchange for their capital contributions, the Company will own a 49% interest in each joint venture and YIMA will own a 51% interest. The project scope has been revised such that when phase one is completed, the plant is expected to have an annual capacity of 300,000 tonnes of refined methanol. The parties are planning two future phases of coal gasification projects at this location. Phase two is expected to add additional capacity of 300,000 tonnes of refined methanol or methanol equivalent products, and phase three is expected to add additional capacity of 600,000 tonnes of refined methanol or methanol equivalent products. Refined methanol is the main feedstock for methanol protein and the approvals to date have related to methanol protein production which has not yet been proven to be a commercially viable technology. The Company intends to sell methanol as the primary product from the project and sell methanol protein from a small scale demonstration unit in the project. The Company and YIMA intend to obtain the business license and related permits for both methanol and methanol protein production. There may be delays in the project if the Company is unable to obtain these permits.
     Additionally, YIMA has identified an operating coal mine that would supply coal to the project and the parties are in discussions to acquire the coal mine at a cost of approximately $70 to $90 million. Coal from this mine was successfully tested at the HH Joint Venture plant during the quarter ended December 31, 2008. The Company’s equity investment in the coal mine is expected to be proportional to its ownership interest in the joint ventures. The parties anticipate that the acquisition of the coal mine would be financed with 70% debt. The parties intend to enter into a long-term coal purchase contract to ensure that the joint venture can access low cost coal for the life of the project in the event the coal mine acquisition is not completed. The Company anticipates YIMA will continue to be the operator of the coal mine if the coal mine is acquired. The coal mine acquisition will require government approval which would normally be expected within 12 months after the establishment of the joint venture companies.
     The Company and YIMA have each contributed $0.2 million of equity for a project preparation office in Yima City and both the Company and YIMA have authorized an additional equity contribution of $1.5 million (for a total of $3.4 million) upon obtaining business licenses and the formation of the applicable joint venture companies during the quarter ending June 30, 2009. Additional engineering work on the project would begin once YIMA and the Company fund this amount. Half of the total required capital of the joint ventures is expected to come from equity contributed by the Company and YIMA, with the remaining capital to be provided by project debt to be obtained by the joint ventures. Limited additional equity may be contributed by the Company and YIMA for completing the basic engineering design package and early equipment procurement in advance of closing the debt financing for the project.
     Construction activities for site preparation are currently underway and the remaining construction and commissioning of phase one is expected to take approximately three years. Based on the project’s current scope, the parties’ current estimate of the total required capital of phase one of the project, which includes the downstream facilities and infrastructure investment in support of phase two of the plant, is approximately $250 million. The total investment for phase two is expected to be significantly lower. The Company currently expects phase one to require an equity investment of approximately $60 million by the Company; however, the Company is actively pursuing alternative sources of equity which could reduce the Company’s equity contributions. In connection with entering into the updated joint venture contracts, the Company also agreed with YIMA that certain conditions precedent (including obtaining the joint venture business licenses, receiving a binding commitment on the debt financing, and receiving all necessary government approvals for construction and supply of utilities) must be met before additional equity contributions are required by the Company and YIMA and further clarified the timing of the required capital contributions and the amounts to be contributed to each of the joint venture companies.
     YIMA has agreed to guarantee the project debt and the Company expects this guarantee will allow debt financing to be obtained from domestic Chinese banking sources. The Company has agreed to pledge to YIMA its ownership interests in the joint ventures as security for its obligations under any project guarantee. The Company and YIMA have been working with the Yima City branch of the Industrial and Commercial Bank of China to prepare the final bank loan application package process, with a formal application to be submitted to ICBC upon the joint venture companies’ formal establishment. To date, the project preparation office has obtained a conditional bank loan commitment letter from ICBC and ICBC has reviewed project documents. The loan would represent 50% of the capital costs of the project. Other large Chinese banks have also expressed interest in lending to the project and the Company and YIMA are also working with these banks. The debt financing is expected to close within three to seven months after the time the joint venture companies are formed.
     The joint ventures will be governed by a board of directors consisting of eight directors, four of whom will be appointed by the Company and four of whom will be appointed by YIMA. The joint ventures will also have officers that are appointed by the Company, YIMA and/or the board of directors pursuant to the terms of the joint venture contract at the time the joint venture companies are formed. The Company and YIMA shall share the profits, and bear the risks and losses, of the joint ventures in proportion to their respective ownership interests. The term of the joint venture shall commence upon each joint venture company obtaining its business license and shall end 30 years after commercial operation of the plant.
Golden Concord Joint Venture
Joint venture contract
     The Company is party to a joint venture with Inner Mongolia Golden Concord (Xilinhot) Energy Investment Co., Ltd. (“Golden Concord”). SES—GCL (Inner Mongolia) Coal Chemical Co., Ltd. (the “GC Joint Venture”) was formed to (i) develop, construct and operate a coal gasification, methanol and DME production plant utilizing U-GAS® technology in the Xilinguole Economic and Technology Development Zone, Inner Mongolia Autonomous Region, China and (ii) produce and sell methanol, DME and the various byproducts of the plant, including fly ash, steam, sulphur, hydrogen, xenon and argon. The Company agreed to contribute approximately $16.3 million in cash in exchange for a 51% ownership interest in the GC Joint Venture, and Golden Concord has agreed to contribute approximately $16.0 million in cash for a 49% ownership interest in the GC Joint Venture. The contributions of each of the Company and Golden Concord are payable in installments, with the first 20% due within 90 days of the date of the issuance of the GC Joint Venture’s business license. As of March 31, 2009, the Company had funded a total of approximately $3.3 million of its equity contribution and Golden Concord had funded approximately $3.1 million of its equity contribution. Within the next three months the Company anticipates additional funding to the GC Joint Venture of approximately $0.8 million to settle outstanding construction related vendor payments. Other than this amount, the Company does not anticipate funding any further equity contributions to the GC Joint Venture until acceptable financing can be obtained for the project. The Company consolidates the results of the GC Joint

Venture in its consolidated financial statements. The Company believes that, given existing market conditions, debt financing is not currently available on terms that are economically acceptable. However, the Company is continuing to evaluate alternatives for financing with representatives of Golden Concord and other financing sources, is maintaining some of its on-site staff and related functions and is closely monitoring the relevant credit markets. Because of these factors, the Company does not believe that the asset was impaired at March 31, 2009.
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
North American Coal
     In July 2008, the Company entered into a joint development agreement with The North American Coal Company, or NAC, a subsidiary of NACCO Industries, Inc., through which the Company and NAC would conduct a pre-feasibility study to explore the development of a lignite coal-based gasification facility utilizing our proprietary U-GAS® technology. The location for the study was NAC’s Red Hills Mine operations near Ackerman, Mississippi. In addition, in September 2008, the Company commenced another pre-feasibility study with NAC for the development of a coal-based gasification facility at NAC’s proposed Otter Creek Mine in North Dakota. Although the additional pre-feasibility work for the Otter Creek project was completed during our fiscal third quarter, based on current commodity prices and current financial market conditions in the U.S., the Company does not expect this project will be a viable development option for the Company in the near term. Project development fees of $0.3 million were earned during the three months ended March 31, 2009 upon completion of the Otter Creek project pre-feasibility study for NAC.
Note 4 — Stock-Based Compensation
     Under the Company’s Amended and Restated 2005 Incentive Plan, as amended (the “Plan”), the Company may grant both incentive and non-qualified stock options, stock appreciation rights, restricted stock units and other stock-based awards to officers, directors, employees and certain non-employees. Stock-based awards generally vest ratably over a four or five year period. Vesting is usually graded and determined based on an explicit service period. For stock-based awards vesting based on service period, the value of the portion of the award that is ultimately expected to vest is recognized as expense in the Company’s consolidated statements of operations over the requisite service period on a straight-line basis for each separately vesting portion of the award as if the award was, in substance, multiple awards. Stock-based compensation expense is recognized immediately for stock-based awards with immediate vesting. There have been no significant changes in methods or assumptions used to measure stock-based awards. As of March 31, 2009, approximately $4.3 million of expense with respect to non-vested stock-based awards has yet to be recognized.
     During the three months ended March 31, 2009, the Compensation Committee of the Board of Directors of the Company authorized a stock option exchange program to its employees and directors. Optionholders could elect to surrender for cancellation any amount of currently held options, but were required to surrender the entire amount of any individual award that they have received. All options that were not surrendered remain exercisable in accordance with the terms of the original option award. Upon receipt of the optionholder’s election to exchange, the Company issued to each participating optionholder a new stock option grant (the “New Option”) representing one share for each two shares under the existing stock option surrendered. The New Options are subject to the same vesting schedule as the options which were surrendered, including as to any portion of the option which had already vested. The New Options were granted under, and are subject to, the terms of the Plan. The New Options have an exercise price equal to the closing price of the Company’s common stock on The NASDAQ Stock Market on the date that the optionholder accepted the offer. Upon exchange of the stock options, additional compensation cost was recognized for the difference between the fair value of the modified award and the fair value of the original award on the modification date. This incremental compensation cost and the remaining unrecognized compensation cost for the original award will be recognized over the remaining requisite service period. For the three months ended March 31, 2009, a credit of approximately $3.4 million was recognized to stock-based compensation expense due to the reversal of previously recognized expense due to forfeitures related to cancellations of certain executive’s stock option awards.
     Stock option activity during the nine months ended March 31, 2009 was as follows:

Number of
Stock Options
Outstanding at June 30, 2008	7,136,000
Granted	5,802,538
Exercised	—
Forfeited or cancelled	(7,403,500)

Outstanding at March 31, 2009	5,535,038

Exercisable at March 31, 2009	3,208,095

Note 5 — Inventory
     Inventory consisted of the following (in thousands):

	March 31,	June 30,
	2009	2008
Raw materials	$140	$150
Parts and assemblies	595	366

	$735	$516

Note 6 — Construction-in progress
     Construction-in-progress related to the following projects (in thousands):

	March 31,	June 30,
	2009	2008
Golden Concord	$5,399	$2,189
HH Joint Venture	1,096	48
Other	—	171

	$6,495	$2,408

Note 7 — Net Loss Per Share
     Historical net loss per share of common stock is computed using the weighted average number of shares of common stock outstanding. Basic loss per share excludes dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Stock options are the only potential dilutive share equivalents the Company has outstanding for the periods presented. For the three months and nine months periods ended March 31, 2009 and 2008 and the period from November 4, 2003 (inception) to March 31, 2009, options to purchase common stock were excluded from the computation of diluted earnings per share as their effect would have been antidilutive as the Company incurred net losses during those periods.
Note 8 — Intangible Assets
GTI
     Pursuant to the terms and conditions of its license agreement with the Gas Technology Institute, (“GTI”), the Company is required to (i) have a contract for the sale of a U-GAS® system with a customer in the territory covered by the license agreement no later than August 31, 2007, (ii) fabricate and put into operation at least one U-GAS® system within the territory covered by the license agreement by July 31, 2008 and (iii) fabricate and put into operation at least one U-GAS® system for each calendar year of the license agreement, beginning with the calendar year 2009. The Company satisfied the obligation to have a contract for the sale of a U-GAS® system no later than August 31, 2007 and fabricate and put into operation at least one U-GAS® system by July 31, 2008 through its contract with Hai Hua.
Note 9 — Other Long-term Assets
ExxonMobil
     In September 2008, the Company entered into a License Rights Agreement with ExxonMobil Research and Engineering Company (“ExxonMobil”), pursuant to which it has the right to obtain up to 15 licenses to use certain proprietary technical information of ExxonMobil in the development of the Company’s projects. In September 2008 we entered into the first license agreement with ExxonMobil. Our rights to obtain the additional licenses expire in September 2018, subject to earlier termination in limited circumstances specified in the License Rights Agreement. If the Company is not successful in further developing its projects and expanding its use of the License Rights Agreement, this asset may become impaired. As of March 31, 2009, the Company has determined that this asset was not impaired.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this quarterly report. Some of the information contained in this discussion and analysis or set forth elsewhere in this quarterly report, including information with respect to our plans and strategy for our business and related financing, include forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and our Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
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
     Our principal business activities are currently focused in China. Our first commercial scale coal gasification plant is located in Shandong Province, China and has been in operation since January 2008. We have additional projects in various stages of development in Henan Province, China and in the Inner Mongolia Autonomous Region of China, although we do not believe that, given existing market conditions, debt financing is currently available for the Inner Mongolia project on terms that are economically acceptable. During the nine months ended March 31, 2009, we also investigated opportunities in Mississippi and North Dakota with North American Coal, or NAC. However, based on current commodity prices and current financial market conditions in the U.S., we do not expect of these project will be a viable development option for us in the near term.
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
     Our business strategy includes the following elements:
•	Execute on projects in China currently under development. We intend to leverage our success to date at Hai Hua in our ongoing business development efforts. Our projects under development are also expected to have a significant impact on our business development efforts and financial results once they are completed and producing. We believe that our YIMA project will help to demonstrate our ability to expand into increasingly larger projects and new product markets, which we believe will lead to additional future projects.

•	Managing further project development in China based on available capital. Based on our current focus on developing our projects in China, we plan to use our available cash for (i) equity contributions to our YIMA project; (ii) debt service related to the HH Joint Venture; and (iii) working capital and general corporate purposes. However, we intend to minimize any further development on projects or move ahead on any acquisitions until we have assurances that acceptable financing is available to complete the project. Until the capital markets improve, our strategy will be to operate using our current capital resources.

•	Leverage our proprietary technology. We intend to place increased focus on development of licensing arrangements for our proprietary U-GAS® technology. We anticipate that we can generate revenues through

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
Results of Operations
     We are in our development stage and therefore have had limited operations. We have sustained net losses of approximately $68.1 million from November 4, 2003, the date of our inception, to March 31, 2009. We have primarily financed our operations to date through private placements and two public offerings of our common stock.
Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008
     Revenue. Product sales were $0.1 million and $40,000 for the three months ended March 31, 2009 and 2008, respectively, and were derived from the sale of syngas and by-products produced at the HH Joint Venture plant. The plant’s initial syngas sales commenced in February 2008. Although the HH Joint Venture began to invoice Hai Hua for the energy and capacity fees after declaring commercial operations status in December 2008, Hai Hua has not yet paid, nor has the HH Joint Venture recognized revenue for, such fees due to uncertainties regarding the syngas quality component requirements. During the three months ended March 31, 2009, the plant was only operating for approximately 13% of the period due to an unscheduled maintenance outage, repairs related to a power outage, a local area government industrial inspection, and scheduled maintenance by Hai Hua.
     Project development fees were $0.3 million for the three months ended March 31, 2009 and were earned upon completion of the Otter Creek project pre-feasibility study for NAC.
     Cost of sales and plant operating expenses. Cost of sales and plant operating expenses increased $0.7 million to $0.9 million for the three months ended March 31, 2009 compared to $0.2 million for the three months ended March 31, 2008 and were comprised principally of coal consumption, electricity, maintenance and other operating costs at the HH Joint Venture plant. Although the plant shut-down for much of the quarter, operating costs increased due principally to utilities, payroll, coal consumption, and maintenance costs. The plant’s initial operations commenced in February 2008.
     General and administrative expenses. General and administrative expenses were $3.8 million for the three months ended March 31, 2009 and 2008 and were comprised principally of employee compensation costs, professional fees, travel and other operating expenses. The 2009 quarter included workforce and other cost reductions which reduced general and administrative expenses by 19% as compared to the quarter ended December 31, 2008.

     Project and technical development expenses. Project and technical development expenses decreased $1.4 million to $0.3 million for the three months ended March 31, 2009 compared to $1.7 million for the three months ended March 31, 2008. The decrease was primarily due the decline in U.S. development activities as a result of economic conditions. Expenses for the quarter ended March 31, 2009 related principally to our YIMA project. Expenses for the quarter ended March 31, 2008 related to our projects with CONSOL, Hai Hua, Golden Concord and the amortization of $1.25 million of the GTI facility reservation and use fee for calendar year 2008.
     Stock-based compensation expense. Stock-based compensation expense was a credit of $1.8 million for the three months ended March 31, 2009 compared to expense of $1.7 million for the three months ended March 31, 2008. The 2009 quarter included a reduction of approximately $3.4 million due to the reversal of previously recognized expense due to forfeitures related to cancellations of certain executive employee’s stock option awards offset, in part, with incremental compensation cost related to modifications resulting from the option exchange program.
     Depreciation and amortization. Depreciation and amortization increased $0.4 million to $0.7 million for the three months ended March 31, 2009 compared to $0.3 million for the three months ended March 31, 2008. The increase was due principally to a full quarter of depreciation expense during the 2009 quarter for the HH Joint Venture plant which started operating during the 2008 quarter.
     Interest income. Interest income increased $0.1 million to $0.2 million for the three months ended March 31, 2009 compared to $0.1 million for the three months ended March 31, 2008. The increase was due to higher cash and cash equivalent balances for the 2009 quarter offset, in part, by lower yields earned on investments.
     Interest expense. Interest expense increased $0.1 million to $0.2 million for the three months ended March 31, 2009 compared to $0.1 million for the three months ended March 31, 2008. The increase was due principally to a full quarter of interest expense during the 2009 quarter. Prior to the commissioning of the HH Joint Venture plant in January 2008, the interest expense for the HH Joint Venture loan was capitalized.
     Minority interest. Minority interest decreased $0.2 million to $8,000 for the three months ended March 31, 2009 compared to $0.2 million for the three months ended March 31, 2008. The decrease was principally due to Hai Hua’s interest in the operating losses of the HH Joint Venture exceeding its equity contribution during the 2009 quarter.
Nine Months Ended March 31, 2009 Compared to Nine Months Ended March 31, 2008
     Revenue. Product sales increased $0.6 million to $0.7 million for the nine months ended March 31, 2009 compared to $40,000 for the nine months ended March 31, 2008 and were derived from the sale of syngas and by-products produced at the HH Joint Venture plant. The plant’s initial syngas sales commenced in February 2008. Although the HH Joint Venture began to invoice Hai Hua for the energy and capacity fees after declaring commercial operations status in December 2008, Hai Hua has not yet paid, nor has the HH Joint Venture recognized revenue for, such fees due to uncertainties regarding the syngas quality component requirements. During the three months ended March 31, 2009, the plant was only operating for approximately 13% of the period due to an unscheduled maintenance outage, repairs related to a power outage, a local area government industrial inspection, and scheduled maintenance by Hai Hua.
     Project development fees were $0.3 million for the nine months ended March 31, 2009 and were earned upon completion of the Otter Creek project pre-feasibility study for NAC.
     Cost of sales and plant operating expenses. Cost of sales and plant operating expenses increased $5.0 million to $5.2 million for the nine months ended March 31, 2009 compared to $0.2 million for the nine months ended March 31, 2008 and were comprised principally of coal consumption, electricity, maintenance and other operating costs at the HH Joint Venture plant. The plant’s initial operations commenced in February 2008. Costs were higher during the 2009 period due to the plant operating for a longer period of time and due to costs incurred to enable the plant to declare commercial operations status.
     General and administrative expenses. General and administrative expenses increased $4.6 million to $13.1 million for the nine months ended March 31, 2009 compared to $8.5 million for the nine months ended March 31,

2008. The increase was primarily due to an increase in employee compensation as a result of increased staffing levels during the first six months of the 2009 period, professional fees, travel and other expenses. Our quarter ended March 31, 2009 included workforce and other cost reductions which reduced general and administrative expenses by 19% as compared to the quarter ended December 31, 2008.
     Project and technical development expenses. Project and technical development expenses decreased $0.7 million to $2.2 million for the nine months ended March 31, 2009 compared to $2.9 million for the nine months ended March 31, 2008. The 2009 period included a non-cash charge to write-off the $1.25 million remaining carrying value of the reservation and use fee for GTI’s Flex-Fuel Test Facility in Des Plaines, Illinois. The GTI reservation and use fee was paid for with shares of our common stock during fiscal 2008 to reserve the facility for calendar 2008 and 2009. Based on current commodity prices and current financial market conditions in the U.S., management does not anticipate utilizing GTI’s facility during calendar 2009. Excluding the effect of this charge, project and technical development expenses decreased by approximately $2.0 million due primarily to a reduction in U.S project and technical development activities and a $0.6 million reimbursement from CONSOL in full settlement of its cost-sharing arrangement under our joint development agreement with CONSOL. Project and technical development expenses incurred during the period related principally to the feasibility study with NAC for the development of a coal-based gasification facility at NAC’s proposed Otter Creek Mine in North Dakota, the YIMA joint venture project, and our project with CONSOL which will not continue due to the expiration of the joint development agreement.
     Stock-based compensation expense. Stock-based compensation expense decreased $2.3 million to $1.6 million for the nine months ended March 31, 2009 compared to $2.9 million for the nine months ended March 31, 2008. The 2009 period included a reduction of approximately $3.4 million due to the reversal of previously recognized expense due to forfeitures related to cancellations of certain executive employee’s stock option awards offset, in part, with incremental compensation cost related to modifications resulting from the option exchange program.
     Depreciation and amortization. Depreciation and amortization increased $1.7 million to $2.2 million for the nine months ended March 31, 2008 compared to $0.5 million for the nine months ended March 31, 2008. The increase was due principally to commencing depreciation of the HH Joint Venture plant during the quarter ended March 31, 2008.
     Interest income. Interest income increased $1.5 million to $1.7 million for the nine months ended March 31, 2009 compared to $0.2 million for the nine months ended March 31, 2008. The increase was primarily due to interest income from higher cash balances due to investment of the proceeds from an equity offering completed in June 2008.
     Interest expense. Interest expense increased $0.7 million to $0.8 million for the nine months ended March 31, 2009 compared to $0.1 million for the nine months ended March 31, 2008. Prior to the commissioning of the HH Joint Venture plant in January 2008, the interest expense for the HH Joint Venture loan was capitalized.
     Minority interest. Minority interest increased $0.4 million to $0.7 million for the nine months ended March 31, 2009 compared to $0.3 million for the nine months ended March 31, 2008. The increase was due to recognizing our joint venture partners’ interests in the operating losses of the HH Joint Venture and the GC Joint Venture during the period.
Liquidity and Capital Resources
     We are in our development stage and have financed our operations to date through private placements of our common stock in 2005 and 2006 and two public offerings, one in November 2007 and one in June 2008. In calendar year 2005, we issued 2,000,000 shares of common stock in a private placement for net proceeds of $4.9 million. In August 2006, we issued 3,345,715 shares of common stock in a private placement for net proceeds of $16.2 million. In November 2007, we received net proceeds of $49.2 million from a public offering of 5,951,406 shares of our common stock at a price to the public of $9.00 per share. In addition, in July 2008, we received net proceeds of $99.2 million from a public offering in which we sold 11,500,000 shares of our common stock at a price to the public of $9.25 per share. We have used the proceeds of these offerings for the development of our joint ventures in China and to pay other development and general and administrative expenses. In addition, we have entered into a loan agreement to fund certain of the costs of the HH Joint Venture. The following summarizes the uses of equity capital and debt as of March 31, 2009 with respect to our projects.
Hai Hua Joint Venture
     Our first project is the HH Joint Venture, through which we and Hai Hua developed, constructed and are now operating a syngas production plant utilizing U-GAS® technology in Zaozhuang City, Shandong Province, China designed to produce approximately 28,000 standard cubic meters per hour of gross syngas. We have also received government approvals for the expansion of the plant to a production capacity of approximately 45,000 standard cubic meters per hour and are presently in discussions with several potential partners regarding this expansion. The plant produces and sells syngas and the various by-products of the plant, including ash and elemental sulphur. Hai Hua, an independent producer of coke and coke oven gas, owns a subsidiary engaged in methanol production. We contributed $21.1 million in equity capital and Hai Hua contributed $480,000 in equity capital. We are in the process of implementing operational measures and evaluating strategies to reduce losses and improve the cash flows of the HH Joint Venture. If we are not successful in improving the HH Joint Venture’s profitability or if our estimated cash flow projections for these assets significantly decrease, the plant’s assets could be impaired. See “Outlook” below. As of March 31, 2009, we determined that these assets were not impaired.
     On March 22, 2007, the HH Joint Venture entered into a seven-year loan agreement and received $12.6 million of loan proceeds pursuant to the terms of a Fixed Asset Loan Contract with the Industrial and Commercial Bank of China (“ICBC”) to complete the project financing for the HH Joint Venture. Key terms of the Fixed Asset Loan Contract with ICBC are as follows:
•	Term of the loan is seven years from the commencement date (March 22, 2007) of the loan;

•	Interest for the first year was 7.11% and is adjusted annually based upon the standard rate announced each year by the People’s Bank of China. As of March 31, 2009, the applicable interest rate was 5.94%. Interest is payable monthly on the 20th day of each month;

•	Principal payments of $1.1 million are due in March and September of each year beginning on September 22, 2008 and ending on March 21, 2014;

•	Hai Hua is the guarantor of the entire loan;

•	The assets of the HH Joint Venture are pledged as collateral for the loan;

•	The HH Joint Venture agreed to covenants that, among other things, prohibit pre-payment without the consent of ICBC and permit ICBC to be involved in the review and inspection of the Hai Hua plant; and

•	The loan is subject to customary events of default which, should one or more of them occur and be continuing, would permit ICBC to declare all amounts owing under the contract to be due and payable immediately.
     As of March 31, 2009, the HH Joint Venture is in compliance with all covenants and obligations under the Fixed Asset Loan Contract.
     The plant produced its first syngas in December 2007 and initial syngas sales commenced in February 2008. Due to recent worldwide reductions in methanol prices, Hai Hua is operating at a reduced rate of syngas consumption. Hai Hua is forecasting the use of approximately 35% to 45% of the syngas guarantee capacity for the remainder of calendar 2009.
     The HH Joint Venture began to invoice Hai Hua for the energy and capacity fees after declaring commercial operations in December 2008, Hai Hua has not yet paid such fees nor have we recognized these revenues due to differing interpretations between Hai Hua and the HH Joint Venture regarding certain syngas quality components requirements under the contract. During the three months ended March 31, 2009, the plant was only operating for approximately 13% of the period. The downtime was due to an unscheduled maintenance outage, repairs related to a power outage, a local area government industrial inspection, and scheduled maintenance by Hai Hua. A significant increase in the percentage of operating time is expected beginning in May 2009.
     Based on these events, in April 2009, the HH Joint Venture entered into a Supplementary Agreement (the “Supplementary Agreement”) with Hai Hua, amending the terms of the purchase and sales contract. The Supplementary Agreement was entered into to provide more clarity regarding the required syngas quality and volume to be delivered, recovery of the energy fee during turndown periods and operations coordination during unscheduled outages. Under the Supplementary Agreement, the syngas quality specification has been amended to provide more clarity as to the minor constituents allowable in the syngas. For purposes of the contract, syngas that meets these specifications is deemed “compliant gas” and syngas that does not meet these specifications is deemed “non-compliant gas.” The Supplementary Agreement also adds a requirement for Hai Hua to pay the joint venture the capacity fee and 70% of the energy fee for all non-compliant gas which is taken by Hai Hua. However, if more than 50% of the syngas taken by Hai Hua during any operating day is non-compliant gas, all of the syngas for that day is deemed to be non-compliant gas for purposes of calculating the energy fee. In addition, the Supplementary Agreement accommodates periods of turndown operation by Hai Hua by establishing a minimum threshold gas off take volume of 7,500 Ncum per hour of net syngas for the purpose of calculating the energy fee during such periods. The Supplementary Agreement also provides that, to the extent Hai Hua has an unscheduled shutdown, and the plant continues to operate on standby during such period, Hai Hua is still required to pay the energy fee to the joint venture. In the event that the plant has an unscheduled shutdown and does not provide at least three hours prior notice to Hai Hua, the joint venture may be required to provide certain compensation to Hai Hua.
     In order to make up for the expected reduced energy fee and take advantage of current excess oxygen capacity, we have entered into an agreement with Hai Hua whereby Hai Hua will purchase excess oxygen generated by the plant. Additionally, we have entered into a non-binding letter of intent with another potential customer to evaluate the feasibility of syngas sales to their nearby facility.
     Other than the $0.3 million of project development fees revenue recognized during the three months ended March 31, 2009, our operations in China through the HH Joint Venture accounted for all of its revenue for the three months and nine months ended March 31, 2009, and Hai Hua is currently our sole customer for syngas. In addition, the operations in China accounted for $43.6 million of the $44.6 million of long-lived assets, which consisted of construction-in-progress and property, plant and equipment, net of accumulated depreciation.
     We are in the process of implementing operational measures, pursuing additional syngas customers and evaluating strategies to reduce the HH Joint Venture’s losses and improve its cash flows. If we are not successful in improving the HH Joint Venture’s profitability, or if management’s estimated cash flow projections for these assets significantly decrease, or if Hai Hua does not make its required payments, the plant’s assets could be impaired. As of March 31, 2009, we have determined that these assets were not impaired.
YIMA Joint Venture
     In April 2009, we entered into updated joint venture contracts with YIMA Coal Industry (Group) Co., Ltd. (“YIMA”), replacing the prior joint venture contracts entered into during the quarter ended December 31, 2008. The joint venture was formed to develop a coal gasification plant in Henan Province, China. The new agreements create separate joint ventures for each of the gasification, methanol/methanol protein production, and utility island components of the plant. We obtained government approvals for the project’s feasibility study during the three months ended December 31, 2008 and for the project’s environmental impact assessment during the three months ended March 31, 2009, which are the two key approvals required to proceed with the project. In exchange for their capital contributions, we will own a 49% interest in each joint venture and YIMA will own a 51% interest. The project scope has been revised such that when phase one is completed, the plant is expected to have an annual capacity of 300,000 tonnes of refined methanol. The parties are planning two future phases of coal gasification projects at this location. Phase two is expected to add additional capacity of 300,000 tonnes of refined methanol or methanol equivalent products, and phase three is expected to add additional capacity of 600,000 tonnes of refined methanol or methanol equivalent products. Refined methanol is the main feedstock for methanol protein and the approvals to date have related to methanol protein production which has not yet been proven to be a commercially viable technology. We intend to sell methanol as the primary product from the project and sell methanol protein from a small scale demonstration unit in the project. We and YIMA intend to obtain the business license and related permits for both methanol and methanol protein production. There may be delays in the project if we are unable to obtain these permits.

     Additionally, YIMA has identified an operating coal mine that would supply coal to the project and the parties are in discussions to acquire the coal mine at a cost of approximately $70 to $90 million. Coal from this mine was successfully tested at the HH Joint Venture plant during the quarter ended December 31, 2008. Our equity investment in the coal mine is expected to be proportional to its ownership interest in the joint ventures. The parties anticipate that the acquisition of the coal mine would be financed with 70% debt. The parties intend to enter into a long-term coal purchase contract to ensure that the joint venture can access low cost coal for the life of the project in the event the coal mine acquisition is not completed. We anticipate YIMA will continue to be the operator of the coal mine if the coal mine is acquired. The coal mine acquisition will require government approval which would normally be expected within 12 months after the establishment of the joint venture companies.
     We and YIMA have each contributed $0.2 million of equity for a project preparation office in Yima City and both we and YIMA have authorized an additional equity contribution of $1.5 million (for a total of $3.4 million) upon obtaining business licenses and the formation of the applicable joint venture companies during the quarter ending June 30, 2009. Additional engineering work on the project would begin once we and YIMA fund this amount. Half of the total required capital of the joint ventures is expected to come from equity contributed by both us and YIMA, with the remaining capital to be provided by project debt to be obtained by the joint ventures. Limited additional equity may be contributed by both us and YIMA for completing the basic engineering design package and early equipment procurement in advance of closing the debt financing for the project.
     Construction activities for site preparation are currently underway and the remaining construction and commissioning of phase one is expected to take approximately three years. Based on the project’s current scope, the parties’ current estimate of the total required capital of phase one of the project, which includes the downstream facilities and infrastructure investment in support of phase two of the plant, is approximately $250 million. The total investment for phase two is expected to be significantly lower. We currently expect phase one to require an equity investment of approximately $60 million by us; however, we are actively pursuing alternative sources of equity which could reduce our equity contributions. In connection with entering into the updated joint venture contracts, we also agreed with YIMA that certain conditions precedent (including obtaining the joint venture business licenses, receiving a binding commitment on the debt financing, and receiving all necessary government approvals for construction and supply of utilities) must be met before additional equity contributions are required by us and YIMA and further clarified the timing of the required capital contributions and the amounts to be contributed to each of the joint venture companies.
     YIMA has agreed to guarantee the project debt and we expect this guarantee will allow debt financing to be obtained from domestic Chinese banking sources. We have agreed to pledge to YIMA its ownership interests in the joint ventures as security for its obligations under any project guarantee. We and YIMA have been working with the Yima City branch of the Industrial and Commercial Bank of China to prepare the final bank loan application package process, with a formal application to be submitted to ICBC upon the joint venture companies’ formal establishment. To date, the project preparation office has obtained a conditional bank loan commitment letter from ICBC and ICBC has reviewed project documents. The loan would represent 50% of the capital costs of the project. Other large Chinese banks have also expressed interest in lending to the project and we and YIMA are also working with these banks. The debt financing is expected to close within three to seven months after the time the joint venture companies are formed.
     The joint ventures will be governed by a board of directors consisting of eight directors, four of whom will be appointed by us and four of whom will be appointed by YIMA. The joint ventures will also have officers that are appointed by us, YIMA and/or the board of directors pursuant to the terms of the joint venture contract at the time the joint venture companies are formed. We and YIMA shall share the profits, and bear the risks and losses, of the joint ventures in proportion to their respective ownership interests. The term of the joint venture shall commence upon each joint venture company obtaining its business license and shall end 30 years after commercial operation of the plant.
Golden Concord Joint Venture
     We are party to a joint venture with Inner Mongolia Golden Concord (Xilinhot) Energy Investment Co., Ltd. (“Golden Concord”). SES—GCL (Inner Mongolia) Coal Chemical Co., Ltd. (the “GC Joint Venture”) was formed to (i) develop, construct and operate a coal gasification, methanol and DME production plant utilizing U-GAS® technology in the Xilinguole Economic and Technology Development Zone, Inner Mongolia Autonomous Region, China and (ii) produce and sell methanol, DME and the various byproducts of the plant, including fly ash, steam, sulphur, hydrogen, xenon and argon. We agreed to contribute approximately $16.3 million in cash in exchange for a 51% ownership interest in the GC Joint Venture, and Golden Concord has agreed to contribute approximately $16.0 million in cash for a 49% ownership interest in the GC Joint Venture. The contributions of each of us and Golden Concord are payable in installments, with the first 20% due within 90 days of the date of the issuance of the GC Joint Venture’s business license. As of March 31, 2009, we had funded a total of approximately $3.3 million of its equity contribution and Golden Concord had funded approximately $3.1 million of its equity contribution. Within the next three months we anticipate additional funding to the GC Joint Venture of approximately $0.8 million to settle outstanding construction related vendor payments. Other than this amount, we do not anticipate funding any further equity contributions to the GC Joint Venture until acceptable financing can be obtained for the project. We consolidate the results of the GC Joint Venture in our consolidated financial statements. We believe that, given existing market conditions, debt financing is not currently available on terms that are economically acceptable. However, we are continuing to evaluate alternatives for financing with representatives of Golden Concord and other financing sources, are maintaining some of our on-site staff and related functions and are closely monitoring the relevant credit markets. Because of these factors, we do not believe that the asset was impaired at March 31, 2009.
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
North American Coal
     In July 2008, we entered into a joint development agreement with The North American Coal Company, or NAC, a subsidiary of NACCO Industries, Inc., through which we and NAC will conduct a pre-feasibility study to explore the development of a lignite coal-based gasification facility utilizing our proprietary U-GAS® technology. The location for the study is NAC’s Red Hills Mine operations near Ackerman, Mississippi. In addition, in September 2008, we commenced another pre-feasibility study with NAC for the development of a coal-based gasification facility at NAC’s proposed Otter Creek Mine in North Dakota. Although the additional pre-feasibility work for the Otter Creek project was completed during our fiscal third quarter, based on current commodity prices and current financial market conditions in the U.S., we do not expect this project will be a viable development option for us in the near term. Project development fees were $0.3 million for the three months ended March 31, 2009 and were earned upon completion of the Otter Creek project pre-feasibility study for NAC.
ExxonMobil
     In September 2008, we entered into a License Rights Agreement with ExxonMobil Research and Engineering Company, or ExxonMobil, pursuant to which we have the right to obtain up to 15 licenses to use certain proprietary technical information of ExxonMobil in the development of our projects. In September 2008 we entered into our first license agreement with ExxonMobil. Our rights to obtain the additional licenses expire in September 2018, subject to earlier termination in limited circumstances specified in the License Rights Agreement. If we are not successful in further developing our projects and expanding our use of the License Rights Agreement, this asset may become impaired. As of March 31, 2009, we determined that this asset was not impaired.
GTI
     Pursuant to the terms and conditions of our license agreement with the Gas Technology Institute, (“GTI”), we are required to (i) have a contract for the sale of a U-GAS® system with a customer in the territory covered by the license agreement no later than August 31, 2007, (ii) fabricate and put into operation at least one U-GAS® system within the territory covered by the license agreement by July 31, 2008 and (iii) fabricate and put into operation at least one U-GAS® system for each calendar year of the license agreement, beginning with the calendar year 2009. We satisfied the obligation to have a contract for the sale of a U-GAS® system no later than August 31, 2007 and fabricate and put into operation at least one U-GAS® system by July 31, 2008 through our contract with Hai Hua.
Outlook
     We build, own and operate coal gasification plants that utilize proprietary U-GAS® fluidized bed gasification technology to convert low rank coal and coal wastes into higher value energy products, such as transportation fuels and ammonia. As of March 31, 2009, we had $91.4 million of working capital available to us. Our principal business activities are currently focused in China. Our first commercial scale coal gasification plant is located in Shandong Province, China and has been in operation since January 2008. We also have additional projects in various stages of development in Henan Province, China and the Inner Mongolia Autonomous Region of China, although we do not believe that, given existing market conditions, debt financing is currently available for the Inner Mongolia project on terms that are economically acceptable. We do not intend to develop any further projects or move ahead on any acquisitions outside of China until worldwide capital and debt markets improve and we have assurances that acceptable financing is available to complete the project. Until these markets improve, our strategy will be to operate in China using our current capital resources.
     Hai Hua operated at a reduced capacity for a large part of the quarter ended March 31, 2009 and is expected to continue operating at reduced capacity due to the currently depressed methanol market in China. In April 2009, we entered into a supplementary agreement with Hai Hua to provide more clarity regarding the required syngas quality and volume to be delivered, recovery of the energy fee during turndown periods and operations coordination during unscheduled outages. We expect the HH Joint Venture plant to have a significant increase in the percentage of operating time beginning in May 2009. We also expect that the new supplementary agreement will enable us to begin consistently receiving the capacity and energy fee from Hai Hua. However, as Hai Hua expects to continue to operate at a reduced capacity for the remainder of calendar year 2009, we cannot be certain how much of the energy fee we will actually receive. In order to make up for the expected reduced energy fee and take advantage of current excess oxygen capacity, we have entered into an agreement with Hai Hua whereby Hai Hua will purchase excess oxygen generated by the plant. Additionally, we have entered into a non-binding letter of intent with another potential customer to evaluate the feasibility of syngas sales to their nearby facility.
     We are in the process of formally registering the joint ventures with YIMA and receiving the business construction license. Once the joint ventures are established, we will move forward with obtaining the debt financing necessary to complete phase one of this project. The debt financing is expected to close within three to seven months after the time the joint venture companies are established. Construction and commissioning of phase one is expected to be completed within three years. We currently expect phase one to require an equity investment of approximately $60 million by us; however, we are actively pursuing alternative sources of equity which could reduce our equity contributions. Although we will not be required to make a capital contribution until the debt financing is completed, we will likely make smaller contributions in advance of the closing to further the development of the project. We have obtained the key government approvals required to register the joint ventures and proceeding with the project. However, there may be delays in closing the debt financing associated with choosing to focus on the development of refined methanol instead of methanol protein, as the approvals received to date have related to methanol protein, which has not yet proven to be a commercially viable technology. We intend to sell methanol as the primary product from the project and sell methanol protein from a small scale demonstration unit in the project. We and YIMA intend to obtain the business license and related permits for both methanol and methanol protein production. There may be delays in the project if we are unable to obtain these permits.
     We are also considering possible scenarios for U-GAS® licensing allowing us to build on our experience at Hai Hua and our technology and engineering capability. We believe that we may generate revenues through licensing fees and royalties without incurring all of the capital costs required to develop a project. However, we cannot predict the timing of, or revenues to be generated by, any such licensing opportunity.
     In an effort to materially reduce general and administrative expenses and other operating costs and to ensure that we have sufficient resources to fund our operations, we have significantly reduced our workforce in the U.S. This included the departure of Timothy E. Vail, our former President and Chief Executive Officer, and David Eichinger, our former Chief Financial Officer. We believed that these changes were imperative for our focus on operations in general and on efficiently executing on our current China opportunities in particular, while aggressively reducing our costs and maximizing the leverage from our existing cash position.
     We expect to continue to incur operating losses until our Hai Hua plant and other projects under development, including YIMA, produce significant revenues. We currently plan to use our available cash for (i) equity contributions to our YIMA project; (ii) debt service related to the HH Joint Venture; and (iii) working capital and general corporate purposes. The actual allocation of and the timing of the expenditures will be dependent on various factors, including changes in our strategic relationships, commodity prices and industry conditions, and other factors that we cannot currently predict. In particular, the global economy is currently experiencing a significant contraction, with an almost unprecedented lack of availability of business and consumer credit, which has impeded our ability to obtain financing for our projects. This decrease and any future decrease in economic activity in China or in other regions of the world in which we may in the future do business could significantly and adversely affect our results of operations and financial condition in a number of other ways. In addition, the market for commodities such as methanol is under significant pressure and we are unsure of how much longer this will continue. As a direct result of these trends, our ability to finance and develop our existing projects, commence any new projects and sell our products could be adversely impacted.
     If we are not successful in operating the HH Joint Venture profitably, or in reducing our required equity to fund the YIMA project we may not have sufficient funds to make our requisite equity contributions to the YIMA project or for our other working capital and general corporate needs. Even if we do obtain the necessary capital, we could face other delays in our projects due additional approval requirements or due to unanticipated issues in the commissioning of such a project. These factors could lead to, among other things, the impairment of several of our significant assets, including our investments in the HH Joint Venture, Golden Concord and YIMA, and our License Rights Agreement with ExxonMobil, and an inability to develop any further projects or move ahead on any acquisitions.
Critical Accounting Policies
     The preparation of financial statements in accordance with GAAP requires our management to make certain estimates and assumptions which are inherently imprecise and may differ significantly from actual results achieved. We believe the following are our critical accounting policies due to the significance, subjectivity and judgment involved in determining our estimates used in preparing our consolidated financial statements. We evaluate our estimates and assumptions used in preparing our consolidated financial statements on an ongoing basis utilizing historic experience, anticipated future events or trends and on various other assumptions that are believed to be reasonable under the circumstances. The resulting effects of changes in our estimates are recorded in our consolidated financial statements in the period in which the facts and circumstances that give rise to the change in estimate become known.

     We believe the following describes significant judgments and estimates used in the preparation of our consolidated financial statements:
Accounting for VIEs and Financial Statement Consolidation Criteria
     We adopted the disclosure requirements under newly issued FSP No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interest in Variable Interest Entities.” Our primary VIEs are entered into as part of joint ventures. We consolidate all VIEs where we are the primary beneficiary. This determination is made at the inception of our involvement with the VIE. We consider both qualitative and quantitative factors and form a conclusion that we, or another interest holder, absorb a majority of the entity’s risk for expected losses, receive a majority of the entity’s potential for expected residual returns, or both.
     We do not consolidate VIE’s where we are not the primary beneficiary. We account for these unconsolidated VIEs under the equity method of accounting and include our net investment in investments on our consolidated balance sheets. Our equity interest in the net income from our unconsolidated VIEs is recorded in other operating expense on a net basis.
Impairment Evaluation of Long-Lived Assets
     We evaluate our long-lived assets, such as property, plant and equipment, construction-in-progress, equity method investments and specifically identified intangibles, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. When we believe an impairment condition may have occurred, we are required to estimate the undiscounted future cash flows associated with a long-lived asset or group of long-lived assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities for long-lived assets that are expected to be held and used. We evaluate our operating plants as a whole. Production equipment at each plant is not evaluated for impairment separately, as it is integral to the assumed future operations of the plant.
     All construction and development projects are reviewed for impairment whenever there is an indication of potential reduction in fair value. If it is determined that it is no longer probable that the projects will be completed and all capitalized costs recovered through future operations, the carrying values of the projects would be written down to the recoverable value.
     If we determine that the undiscounted cash flows from an asset to be held and used are less than the carrying amount of the asset, or if we have classified an asset as held for sale, we must estimate fair value to determine the amount of any impairment charge.
     The following summarizes some of the most significant estimates and assumptions used in evaluating if we have an impairment charge.
     Undiscounted Expected Future Cash Flows. In order to estimate future cash flows, we consider historical cash flows and changes in the market environment and other factors that may affect future cash flows. To the extent applicable, the assumptions we use are consistent with forecasts that we are otherwise required to make (for example, in preparing our other earnings forecasts). Our HH Joint Venture plant is located in a region with depressed demand and commodity margin. Our forecasts generally assume that commodity margin will increase in future years as the supply and demand relationships improve. The use of this method involves inherent uncertainty. We use our best estimates in making these evaluations and consider various factors, including forward price curves for energy, fuel costs, and operating costs. However, actual future market prices and project costs could vary from the assumptions used in our estimates, and the impact of such variations could be material.
     Fair Value. Generally, fair value will be determined using valuation techniques such as the present value of expected future cash flows. We will also discount the estimated future cash flows associated with the asset using a single interest rate representative of the risk involved with such an investment. We may also consider prices of similar assets, consult with brokers, or employ other valuation techniques. We use our best estimates in making these evaluations; however, actual future market prices and project costs could vary from the assumptions used in our estimates, and the impact of such variations could be material.
     The evaluation and measurement of impairments for equity method investments involve the same uncertainties as described for long-lived assets that we own directly. Similarly, our estimates that we make with respect to our equity and cost-method investments are subjective, and the impact of variations in these estimates could be material.
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
Commodity price risk
     Our business plan is to purchase coal and other consumables from suppliers and to sell commodities, such as syngas, methanol and other products. Coal is our largest operating cost and in order to mitigate coal price fluctuation risk for future projects, including our Yima project, we expect to enter into long-term contracts for coal supply or to acquire coal assets. For the sale of commodities from our projects, fixed price contracts will not be available to us in certain markets, such as China, which will require us to purchase some portion of our coal and other consumable needs, or sell some portion of our production, into spot commodity markets or under short term supply agreements. Hedging transactions may be available to reduce our exposure to these commodity price risks, but availability may be limited and we may not be able to successfully hedge this exposure at all. To date, we have not entered into any hedging transactions.

Customer credit risk
     When our projects progress to commercial production, we will be exposed to the risk of financial non-performance by customers. To manage customer credit risk, we intend to monitor credit ratings of customers and seek to minimize exposure to any one customer where other customers are readily available. As of March 31, 2009, Hai Hua is our only customer for syngas sales and as such, we are exposed to significant customer credit risk due to this concentration. Unless we are able to retain our customers, or secure new customers if we lose one or more of our significant customers, our revenue and results of operations would be adversely affected.
Item 4. Controls and Procedures
     We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our annual and periodic reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. In addition, we designed these disclosure controls and procedures to ensure that this information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Accounting Officer, to allow timely decisions regarding required disclosures.
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
     Our management, with the participation of the Chief Executive Officer and the Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009 pursuant to Rule 13a-15 (b) of the Securities and Exchange Act of 1934, as amended. Based upon this evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2009 due to material weaknesses in our internal accounting controls. Specifically, we had not maintained accounting professionals with sufficient familiarity with our operations and the requisite knowledge of U.S. generally accepted accounting principles. As a result, our disclosure controls and procedures were not effective at (1) ensuring that financial reporting risks arising from complex and non-routine transactions were identified timely and that appropriate accounting policies for such transactions were selected and applied and (2) monitoring the operation of internal controls within our period-end close process on a timely basis.
     We believe we have designed the necessary enhancements to our policies and procedures and added adequate resources to fully remediate the material weaknesses discussed above. However, these material weaknesses will not be considered remediated until (1) the new processes are fully implemented, (2) the new processes are implemented for a sufficient period of time and (3) we are confident that the new processes are operating effectively.
     There have been no changes in internal control over financial reporting that occurred during the last fiscal quarter that have materially affected or are reasonably likely to materially affect internal control over financial reporting.

PART II
Item 1. Legal Proceedings
     In September 2008, we were named as one of a number of defendants in a lawsuit filed in the U.S. District Court for the Central District of California, Southern Division by Igor Olenicoff, one of our former stockholders, and a company he controls. Also named were Timothy E. Vail (our former CEO and one of our directors), David Eichinger (our former CFO), and another one of our directors, as well as UBS AG, Union Charter Ltd., and other persons. We understand that this case has been filed against a number of parties who were involved in managing Mr. Olenicoff’s investments outside the U.S. We, Mr. Vail, Mr. Eichinger and the director have been named in this lawsuit due to involvement in an alleged fraudulent scheme regarding an investment in us by one of our former stockholders, Teflomi Trade & Trust, Inc., which was allegedly part of a fraud using the funds of Mr. Olenicoff. We believe the claims against us, Mr. Vail, Mr. Eichinger and the director are completely without merit . We have moved for dismissal of these claims and we intend to continue to vigorously defend any action which is allowed to proceed in the court.
Item 1A. Risk Factors
Our failure to raise additional capital necessary to support and expand our operations could reduce our ability to compete and could harm our business.
     As of March 31, 2009, we had $91.4 million of working capital available to us. Our principal business activities are currently focused in China. Our first commercial scale coal gasification plant is located in Shandong Province, China and has been in operation since January 2008. We also have additional projects in various stages of development in Henan Province, China and the Inner Mongolia Autonomous Region of China, although we do not believe that, given existing market conditions, debt financing is currently available for the Inner Mongolia project on terms that are economically acceptable. We do not intend to develop any further projects or move ahead on any acquisitions outside of China until worldwide capital and debt markets improve and we have assurances that acceptable financing is available to complete the project. Until these markets improve, our strategy will be to operate in China using our current capital resources.
     We expect to continue to incur operating losses until our Hai Hua plant and other projects under development, including YIMA, produce significant revenues. We currently plan to use our available cash for (i) equity contributions to our YIMA project; (ii) debt service related to the HH Joint Venture; and (iii) working capital and general corporate purposes. The actual allocation of and the timing of the expenditures will be dependent on various factors, including changes in our strategic relationships, commodity prices and industry conditions, and other factors that we cannot currently predict. In particular, the global economy is currently experiencing a significant contraction, with an almost unprecedented lack of availability of business and consumer credit, which has impeded our ability to obtain financing for our projects. This decrease and any future decrease in economic activity in China or in other regions of the world in which we may in the future do business could significantly and adversely affect our results of operations and financial condition in a number of other ways. In addition, the market for commodities such as methanol is under significant pressure and we are unsure of how much longer this will continue. As a direct result of these trends, our ability to finance and develop our existing projects, commence any new projects and sell our products could be adversely impacted.
     If we are not successful in operating the HH Joint Venture profitably, or in reducing our required equity to fund the YIMA project, we may not have sufficient funds to make our requisite equity contributions to the YIMA project or for our other working capital and general corporate needs. Even if we do obtain the necessary capital, we could face other delays in our projects due to additional approval requirements or due to unanticipated issues in the commissioning of such a project. These factors could lead to, among other things, the impairment of several of our significant assets, including our investments in the HH Joint Venture, Golden Concord and YIMA, and our License Rights Agreement with ExxonMobil, and an inability to develop any further projects or move ahead on any acquisitions.

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
     Our operating results may fluctuate significantly as a result of a variety of factors, many of which are outside our control. Factors that may affect our operating results include: (i) our ability to retain new customers and develop new projects; (ii) the cost of coal and price of methanol in China; (iii) the success and acceptance of U-GAS® technology; (iv) the ability to obtain financing for our projects; (v) shortages of equipment, raw materials or fuel; (vi) approvals by various government agencies; (vii) the inability to obtain land use rights for our projects; and (viii) general economic conditions as well as economic conditions specific to the energy industry.
     In particular, our results of operation in the near future will be largely affected by syngas production levels at our Hai Hua plant. Under the syngas purchase and sale contract, Hai Hua is only required to pay the energy and capacity fee payments if the syngas produced by the plant meets certain minimum specifications once the plant is in commercial operation. Although the HH Joint Venture began to invoice Hai Hua for the energy and capacity fees after declaring commercial operations in December 2008, Hai Hua has not yet paid such fees nor have we recognized these revenues due to uncertainties regarding the syngas quality component requirements under the contract. During the three months ended March 31, 2009, the plant was only operating for approximately 13% of the period. We have entered into a supplementary agreement with Hai Hua to provide more clarity regarding the required syngas quality and volume to be delivered, recovery of the energy fee during turndown periods and operations coordination during unscheduled outages. However Hai Hua expects to continue to operate at a reduced capacity for the remainder of calendar year 2009, so we cannot be certain how much of the energy fee we will actually receive. In order to make up for the expected reduced energy fee and take advantage of current excess oxygen capacity, we have entered into an agreement with Hai Hua whereby Hai Hua will purchase excess oxygen generated by the plant. Additionally, we have entered into a non-binding letter of intent with another potential customer to evaluate the feasibility of syngas sales to their nearby facility.

     If these measures are not successful, we may lack sufficient funds to make equity contributions to our projects or for our other working capital and general corporate needs or the assets of the Hai Hua plant could become impaired, any of which could have a material adverse effect on our business, financial condition and results of operations or the trading price of our common stock.
We are dependent on key personnel who would be difficult to replace.
     Our performance is substantially dependent on the continued services and on the performance of our senior management and other key personnel. Our performance also depends on our ability to retain and motivate our officers and key employees. The loss of the services of any of our executive officers or other key employees could have a material adverse effect on our business, results of operations and financial condition. Although we have employment agreements, which include non-competition provisions, with Robert Rigdon, our President and Chief Executive Officer, Kevin Kelly, our Chief Accounting Officer and Controller, and certain other of our key employees, as a practical matter, those agreements will not assure the retention of our employees and we may not be able to enforce all of the provisions in any such employment agreement, including the non-competition provisions. Our future success also depends on our ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, marketing and customer service personnel. Competition for such personnel is intense, and we cannot assure you that we will be able to successfully attract, integrate or retain sufficiently qualified personnel. In addition, because substantially all of our operations are currently in China, we will be required to retain personnel who reside in, or are willing to travel to, and who speak the language and understand the customs of, China. Our inability to retain these types of individuals could have a material adverse effect on our business, results of operations and financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     At our Annual Meeting of Stockholders on February 10, 2009, six directors were elected for one-year terms expiring on the date of the annual meeting for the year ended June 30, 2009. As to each nominee for director, the results of the voting were as follows:

	For	Withheld
Lorenzo Lamadrid	27,043,875	1,634,827
Timothy Vail	26,755,597	1,923,105
Donald Bunnell	27,694,092	984,610
Michael Storey	26,460,699	2,218,003
Denis Slavich	27,340,447	1,338,255
Harry Rubin	26,739,901	1,938,801
     The results of voting to approve the amendments to our Certificate of Incorporation were as follows:

For	Against	Abstain	Broker non-votes
15,316,440	5,591,911	28,289	7,742,063
     The results of voting to ratify the appointment of PricewaterhouseCoopers LLC as our independent registered public accounting firm for the fiscal year ending June 30, 2009, was as follows:

For	Against	Abstain	Broker non-votes
28,460,034	210,873	7,794	—
Item 5. Other Information
     Please see “Management’s Discussion and Analysis of Financial Condition – Liquidity and Capital Resources – YIMA Joint Venture” for a description of the updated form of joint venture agreement executed in April 2009 regarding the joint ventures formed between us and YIMA, replacing the prior joint venture agreements entered into in the quarter ended December 31, 2008.
Forward Looking Statements
     This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical fact are forward-looking statements. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected. Among those risks, trends and uncertainties are our early stage of development, our estimate of the sufficiency of existing capital sources, our ability to raise additional capital to fund cash requirements for future operations, the limited history and viability of our technology, the effect of the current international financial crisis on our business, commodity prices and the availability and terms of financing opportunities, our results of operations in foreign countries and our ability to diversify, our ability to maintain production from our first plant in the Hai Hua project, our ability to obtain the necessary approvals and permits and to negotiate definitive agreements and financing arrangements for our YIMA project and other future projects, and the sufficiency of internal controls and procedures. For additional discussion of these risks, please see the discussion set forth under the heading “Item 1A — Risk Factors” contained in our Annual Report on Form 10-K for the year ended June 30, 2008 and our Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.
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

Item 6. Exhibits

Number	Description of Exhibits

10.1	Letter Agreement between the Company and Kevin Kelly dated January 9, 2009 (incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 14, 2009).

10.2	Letter Agreement between the Company and Robert Rigdon dated March 31, 2009 (incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 2, 2009).

10.3	Letter Agreement between the Company and Kevin Kelly dated March 31, 2009 (incorporated by reference herein to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated April 2, 2009).

10.4	Separation Agreement and Release between the Company and Timothy E. Vail dated effective March 31, 2009 (incorporated by reference herein to Exhibit 10.6 to the Company’s Current Report on Form 8-K dated April 2, 2009).

10.5	Separation Agreement and Release between the Company and David Eichinger dated effective March 31, 2009 (incorporated by reference herein to Exhibit 10.7 to the Company’s Current Report on Form 8-K dated April 2, 2009).

10.6	Form of Nonstatutory Stock Option Agreement (incorporated by reference herein to Exhibit 10.8 to the Company’s Current Report on Form 8-K dated April 2, 2009).

10.7*	Form of Equity Joint Venture Contract between YIMA Coal Industry (Group) Co., Ltd. and Synthesis Energy Investment Holdings, Inc. dated April 30, 2009 – English translation from original Chinese document.

31.1*	Certification of Chief Executive Officer of Synthesis Energy Systems, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Accounting Officer of Synthesis Energy Systems, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer of Synthesis Energy Systems, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2*	Certification of Chief Accounting Officer of Synthesis Energy Systems, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Filed herewith.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNTHESIS ENERGY SYSTEMS, INC.
Date: May 11, 2009	By:	/s/ Robert Rigdon
Robert Rigdon,
President and Chief Executive Officer

	By:	/s/ Kevin Kelly
Kevin Kelly,
Chief Accounting Officer and Controller

EXHIBIT INDEX

Number	Description of Exhibits

10.1	Letter Agreement between the Company and Kevin Kelly dated January 9, 2009 (incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 14, 2009).

10.2	Letter Agreement between the Company and Robert Rigdon dated March 31, 2009 (incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 2, 2009).

10.3	Letter Agreement between the Company and Kevin Kelly dated March 31, 2009 (incorporated by reference herein to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated April 2, 2009).

10.4	Separation Agreement and Release between the Company and Timothy E. Vail dated effective March 31, 2009 (incorporated by reference herein to Exhibit 10.6 to the Company’s Current Report on Form 8-K dated April 2, 2009).

10.5	Separation Agreement and Release between the Company and David Eichinger dated effective March 31, 2009 (incorporated by reference herein to Exhibit 10.7 to the Company’s Current Report on Form 8-K dated April 2, 2009).

10.6	Form of Nonstatutory Stock Option Agreement (incorporated by reference herein to Exhibit 10.8 to the Company’s Current Report on Form 8-K dated April 2, 2009).

10.7*	Form of Equity Joint Venture Contract between YIMA Coal Industry (Group) Co., Ltd. and Synthesis Energy Investment Holdings, Inc. dated April 30, 2009 – English translation from original Chinese document.

31.1*	Certification of Chief Executive Officer of Synthesis Energy Systems, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Accounting Officer of Synthesis Energy Systems, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer of Synthesis Energy Systems, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2*	Certification of Chief Accounting Officer of Synthesis Energy Systems, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Filed herewith.