Form 10-K
period 2009-06-30
SYNTHESIS ENERGY SYSTEMS INC
filed 2009-09-21
CIK 1375063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant was $21.2 million on December 31, 2008. The registrant had 48,117,671 shares of common stock outstanding on September 8, 2009.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required to be disclosed in Part III of this report is incorporated by reference from the registrant’s definitive Proxy Statement for the 2009 Annual Meeting of Stockholders, which will be filed not later than 120 days after the end of the fiscal year covered by this report.

i

Forward-Looking Statements
This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical fact are forward-looking statements. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected. Among those risks, trends and uncertainties are our early stage of development, our estimate of the sufficiency of existing capital sources, our ability to raise additional capital to fund cash requirements for future investments and operations, the limited history and viability of our technology, the effect of the current international financial crisis on our business, commodity prices and the availability and terms of financing opportunities, our results of operations in foreign countries and our ability to diversify, our ability to maintain production from our first plant in the Hai Hua joint venture, our ability to obtain the necessary approvals and permits for our Yima project and other future projects, our estimated timetables for achieving mechanical completion and commencing commercial operations for the Yima project and the sufficiency of internal controls and procedures. Although we believe that in making such forward-looking statements our expectations are based upon reasonable assumptions, such statements may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. We cannot assure you that the assumptions upon which these statements are based will prove to have been correct.
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
We are in our development stage and therefore have had limited operations. We build, own and operate coal gasification plants that utilize our proprietary U-GAS® fluidized bed gasification technology to convert low rank coal and coal wastes into higher value energy products. We believe that we have several advantages over commercially available competing gasification technologies, such as entrained flow and fixed bed, including our ability to use all ranks of coals (including low rank, high ash and high moisture coals, which are significantly cheaper than higher grade coals), many coal waste products and biomass feed stocks, which provide greater fuel flexibility, and our ability to operate efficiently on a smaller scale, which enables us to construct plants at a lower capital cost thus enabling us to be a lower cost producer of syngas for energy products.
Our principal business activities are currently focused in China. Our first commercial scale coal gasification plant is located in Shandong Province, China and has been in operation since the three months ended March 31, 2008. We have additional projects in various stages of development in Henan Province, China and in the Inner Mongolia Autonomous Region of China. During the year ended June 30, 2009, we also investigated opportunities in Mississippi and North Dakota with North American Coal, or NAC. However, based on current commodity prices and current financial market conditions in the U.S., we do not expect projects in the U.S. will be a viable development option for us in the near term.
Our gasification plants can produce synthesis gas, or syngas, a mixture of hydrogen, carbon monoxide and other products. Depending on local market need and fuel sources, syngas can in turn be used to produce many products including methanol, dimethyl ether, or DME, glycol, synthetic natural gas, or SNG, ammonia, synthetic gasoline, steam, power and other byproducts (e.g., sulphur, carbon dioxide or ash).

Overview of U-GAS®
We have an exclusive license to the U-GAS® gasification technology from the Gas Technology Institute, or GTI, a leading not-for-profit research and development organization located near Chicago, Illinois. Over the past 30 years, GTI has developed a fluidized bed gasification technology trademarked as U-GAS®. Our U-GAS® license grants us the worldwide exclusive right to manufacture, make, use and sell both U-GAS® coal gasification systems and coal and biomass mixture gasification systems and a non-exclusive right to manufacture biomass exclusive gasification systems. Our license has an initial term expiring in August 2016, with two additional 10-year extensions exercisable at our option. The primary advantage of U-GAS® relative to other leading gasification technologies is its ability to produce syngas from all ranks of coal (including low rank, high ash and high moisture coals), many coal waste products and biomass feed stocks. This process is highly efficient at separating carbon from waste ash, which allows for the efficient processing of certain low rank coal and many coal waste products that cannot otherwise be utilized in the entrained flow and fixed bed gasifiers offered by our competitors. The ability to gasify these lower quality fuels unlocks economic advantages by allowing the use of lower cost feedstocks while maintaining high carbon conversion and clean syngas outputs.
The U-GAS® gasification process is based on a single-stage, fluidized-bed technology for production of low-to-medium heating value syngas from a wide array of biomass feedstocks and coals (including low rank, high ash and high moisture coals). U-GAS® technology was developed for gasification of all ranks of coal as well as coal and biomass blends.
In the U-GAS® gasification process, fuel is processed and conveyed into the gasifier vessel. Within the fluidized bed, the fuel reacts with steam, air and/or oxygen and the temperature is controlled to maintain high carbon conversion and non-slagging conditions for the ash. The U-GAS® process accomplishes four important functions in a single-stage, fluidized-bed gasifier: it decakes, devolatilizes and gasifies fuel, and if necessary, agglomerates and separates ash from the reacting coal. The operating pressure of the gasifier depends on the end use for the syngas and may vary from 3 to 30 bars (45 to 450 psia) or more. After cleaning, the syngas can be used for many applications such as industrial fuel gas, power generation and production of methanol, DME, glycol, SNG, ammonia, synthetic gasoline, steam, power and other byproducts (e.g., sulphur, carbon dioxide or ash).
During operation, fuel is gasified rapidly within the fluidized bed and produces a gaseous mixture of hydrogen, carbon monoxide, carbon dioxide, water vapor and methane, in addition to small amounts of hydrogen sulfide and other trace impurities. The char material is removed from the bottom of the gasifier.
Reactant gases, including steam, air, and/or oxygen are introduced into the gasifier. Ash is removed by gravity from the fluidized bed and discharged into a system for depressurization and disposal. The gasifier maintains a low level of carbon in the bottom ash discharge stream, making overall carbon conversion of 90% or higher. Cold gas efficiencies of over 80% have been repeatedly demonstrated.
Fines purified from the fluidized bed are typically separated from the product syngas. The product syngas is essentially free of tars and oils due to the temperature and residence time of the gases in the fluidized bed, simplifying downstream heat recovery and gas cleaning operations.
GTI Agreements
License Agreement
Pursuant to the our License Agreement with GTI, we have an exclusive worldwide license to manufacture, make, use and sell both U-GAS® coal gasification systems and coal and biomass mixture gasification systems that utilize coal and biomass blends having feedstock materials containing no less than 60% coal and no more than 40% biomass. The License Agreement also grants us a non-exclusive license to manufacture, make, use and sell worldwide biomass gasification systems and coal and biomass mixture gasification systems that utilize coal and biomass blends having feedstock materials containing up to 60% coal and no less than 40% biomass. The License Agreement has a term of ten years, but may be extended for two additional ten-year periods at our option.

As consideration for the license, we paid $510,000 cash, and issued 190,500 shares of restricted common stock, to GTI. We are also restricted from offering a competing gasification technology during the term of the License Agreement. Additionally, for each U-GAS® unit which we license, design, build or operate which uses coal or a coal and biomass mixture as the feed stock, we must pay a royalty based upon a calculation using the thermal megawatt per hour of dry syngas production of a rated design capacity, payable in installments at the beginning and at the completion of the construction of a project. We must also provide GTI with a copy of each contract that we enter into relating to a U-GAS® system and report to GTI with our progress on development of the technology every six months. A failure to comply with any of the above requirements could result in the termination of the License Agreement by GTI if not cured by us within specified time periods.
In addition, we were required to (i) have a contract for the sale of a U-GAS® system with a customer in the territory covered by the License Agreement no later than August 31, 2007 and (ii) fabricate and put into operation at least one U-GAS® system by July 31, 2008. We have a continuing obligation to fabricate and put into operation at least one U-GAS® system for each calendar year of the License Agreement, beginning with the calendar year 2009. We satisfied the obligation to have a contract for the sale of a U-GAS® system no later than August 31, 2007 and fabricate and put into operation at least one U-GAS® system by July 31, 2008 through our Hai Hua project described below. In June 2009, we agreed to pay GTI a non-refundable payment of $1.5 million toward future royalties due to GTI for the proposed Yima project. In conjunction with this agreement, GTI agreed to waive our next required obligation to put a U-GAS® system into operation until the earlier of a renegotiated License Agreement or December 31, 2010. Additionally, we are required to disclose to GTI any improvements related to the U-GAS® system that are developed and implemented by us and the manner of using and applying such improvements. Failure to satisfy the requirements as to these milestones could lead to the revocation of the license by GTI; provided, however, that GTI is required to give a twelve-month notice of termination and we are able to cure the default and continue the License Agreement prior to the expiration of such time period.
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
Business Strategy
The key elements of our business strategy include:
•
Improve the profitability and cash flows of the HH Joint Venture plant. We are in the process of implementing operational measures and evaluating strategies to reduce the HH Joint Venture’s losses and improve its financial performance, including the possible expansion of the plant to produce other products and through the sharing of certain costs with Hai Hua.

•
Execute on projects in China currently under development. We intend to leverage our success to date at the HH Joint Venture in our ongoing business development efforts. Our projects under development are also expected to have a significant impact on our business development efforts and financial results once they are completed and producing. We also believe that our Yima Joint Venture will help to demonstrate our ability to expand into increasingly larger projects and new product markets.

•
Managing further project development in China based on available capital. Based on our current focus on developing our projects in China, we plan to use our available cash for (i) general and administrative expenses; (ii) working capital; (iii) debt service related to the HH Joint Venture; (iv) project and technical development expenses; and (v) general corporate purposes. However, we intend to minimize any further development on projects or move ahead on any acquisitions until we have assurances that acceptable financing is available to complete the project. Until the capital markets improve, our strategy will be to operate using our current capital resources.

•
Leverage our proprietary technology. We intend to place increased focus on development of licensing arrangements for our proprietary U-GAS® technology on a global basis with a focus on China, India, the U.S. and Australia due to their large low rank coal resources. We anticipate that we can generate revenues through licensing fees and royalties on products sold by our licensees that incorporate our proprietary technology without incurring the significant capital costs required to develop a plant.

•
Investigate acquisition opportunities. If we have the capital or financing is otherwise available, we plan to evaluate acquisition opportunities, including existing plants, facilities or coal mines, where we could enhance the economics with our U-GAS® technology.

•
Expand our relationships with our strong strategic partners and new products. China is presently our primary market, where our efforts have been focused primarily on facilities producing syngas, methanol and DME. We plan to expand our relationships with our current partners, develop new relationships with strategic partners and develop new downstream coal-to-chemicals and coal-to-energy products.

•
Continue to develop and improve U-GAS® technology. We are continually seeking to improve the overall plant availability, plant efficiency rates and fuel handling capabilities of the existing U-GAS® gasification technology. To date, we have filed eight patent applications relating to improvements to the U-GAS® technology.

•
Concentrate our efforts on opportunities where our U-GAS® technology provides us with a clear competitive advantage. We believe that we have the greatest competitive advantage using our U-GAS® technology in situations where there is a ready source of low rank, low cost coal, coal waste or biomass to utilize as fuel.

Target Markets
China
We believe that China offers immediate opportunities to develop U-GAS®-based coal gasification projects. Coal is China’s most abundant indigenous energy resource, including a ready supply of low rank coal. According to the BP Statistical Review of World Energy report, as of year end 2008, China’s recoverable coal reserves amounted to 114.5 billion tonnes, including 52 billion tonnes of lower grade sub-bituminous and lignite coals. In addition, the Chinese government is promoting the expansion of the domestic supply of chemical products and transportation fuels derived from coal. Methanol derived from coal is used primarily as a commodity chemical used in manufacturing a wide range of products from formaldehyde and acetic acid to pharmaceuticals and plastics and is also used to a lesser extent as a natural gas substitute in power generation, to further process into DME and as an automotive fuel through blending into gasoline. China’s methanol consumption has grown from 2.6 million tonnes in 1999 to 13.4 million tonnes in 2008. DME consumption in China was 2.2 million tones per year in 2008 and is expected to increase as DME becomes more widely used as a fuel substitute for liquefied petroleum gas, or LPG, and diesel. Today 95% of the DME produced in China is used as LPG and less than 1% is used as diesel. The growth in the DME to diesel market is expected to outpace DME in LPG and become the primary use of DME in the future due to DME’s favorable physical properties. Due to the long-term growth prospects of the methanol and DME markets in China, we plan to focus on projects in these markets.
The Chinese government has approved new standards for methanol to be used in methanol blended with gasoline. Although these standards do not mandate the use of methanol, we expect that they will act as a catalyst for further growth in the development of infrastructure, fuelling stations, and vehicles in China which can accommodate higher proportion methanol blends. These recent developments are positive for the long-term outlook for methanol demand, and with China demonstrating the viability of methanol blending in gasoline, this should also increase the potential for methanol blending to be adopted in other countries. We believe coal-to-natural gas or SNG will grow in China due to China’s limited natural gas resources. According to a 2007 report from the China Academy of Social Sciences, it is estimated that China’s natural gas shortage will reach 100 billion normal cubic meters by year 2020. Today coal to SNG projects are beginning to progress and the Chinese government supports these types of coal to energy projects. In addition to these applications, new technologies such as coal-to-glycol are encouraged. Glycol is mainly used for making polyester and, to a lesser extent, coolant and unsaturated polyester resins. China’s glycol demand was 6.6 million tonnes in 2008 and more than 70% of China’s glycol demand is satisfied through imports. We may develop projects that integrate coal-to-glycol technology with our U-GAS® coal gasification systems.
United States
We believe that chemicals and fuels such as methanol, DME and SNG made from coal, biomass, and coal/biomass blends can cleanly and economically supplement petroleum and natural gas based products in the United States. For example, we are actively engaged with potential project partners who have opportunities to apply the biomass capability of U-GAS® for generating carbon neutral syngas that can be used for a variety of purposes. Concerns over greenhouse gas emissions, such as carbon dioxide, have increased recently, particularly with respect to coal-based consumption. For example, the U.S. House of Representatives recently approved adoption of the American Clean Energy and Security Act of 2009, also known as the “Waxman-Markey cap-and-trade legislation,” for the purposes of controlling and reducing emissions of greenhouse gases in the United States by establishing an economy-wide cap on emissions of these gases in the United States and requiring most sources of emissions to obtain emission “allowances” corresponding to their annual emissions of such gases. We believe that coal gasification which enables the successful utilization or sequestration of these gases and biomass gasification which could produce a carbon neutral syngas that can be converted into chemicals, transportation fuels, and power generation fuels could enable us to avoid incurring significant costs associated with new legislation, thereby becoming a low cost producer.

Business Development, Engineering and Project Management Staff
Business Development Staff
We currently employ a staff of eight experienced business development professionals in China. Led by Don Bunnell, our President & Chief Executive Officer of Asia Pacific, and Foon Lee Leow, Managing Director — China, the Chinese business development team is focused on the disciplined development of gasification projects and licensing opportunities that maximize the advantages of U-GAS® technology. Members of the team have either led or participated in the development of multiple coal and natural gas power projects, coal gasification projects, chemical and nuclear projects and gasification licensing transactions in China over the past two decades.
Engineering and Project Management Staff
Our operations in China have given us the opportunity to build a leading gasification engineering team. Coal has been an important part of the Chinese economy for many decades. This activity has spawned a large community of engineers with experience in coal gasification and industrial process design and implementation. During the last few decades, China has developed an entire university program dedicated to coal energy and process engineering, resulting in a ready source of high quality, experienced engineers to work on advanced gasification projects such as U-GAS®. Additionally, we have built an experienced project management team which includes several members with international engineering, procurement and construction experience. We intend to use this engineering and project management team to conceptualize, design and build gasification projects in our target markets and to develop and protect the development of our technology. We believe that this capability represents a key advantage for marketing to multi-national firms throughout the project development cycle and enables pre-development engineering work to be done with a faster cycle time and at a substantially lower cost.
Current Operations and Projects
Hai Hua Joint Venture
Joint Venture Agreement
Our first project is a joint venture with Shandong Hai Hua Coal & Chemical Company Ltd., or Hai Hua. Through the joint venture, which we refer to as the HH Joint Venture, we developed, constructed and are now operating a syngas production plant utilizing U-GAS® technology in Zaozhuang City, Shandong Province, China designed to produce approximately 28,000 standard cubic meters per hour of gross syngas. We recently received government approvals for the expansion of the plant to a production capacity of approximately 45,000 standard cubic meters per hour. The plant is producing and selling syngas and the various byproducts of the plant, including ash and elemental sulphur. The plant produced initial syngas and syngas sales commenced during the three months ended March 31, 2008. The plant was built on a site adjacent to the Hai Hua coke and methanol facility. Hai Hua has granted rights of way for construction access and other ongoing operations of the plant. The land for the construction of this plant was acquired from the Chinese government with the assistance of the Shandong Xue Cheng Economic Development Zone.
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
We are in the process of implementing operational measures and evaluating strategies to reduce the HH Joint Venture’s losses and improve its financial performance, including the possible expansion of the plant to produce other products. We have tested our gasifier’s maximum capability to have a better understanding of our gasification capacity for such an expansion. The local government has expressed support for an expansion project and acknowledged their willingness to allow a new local coal mine to be used as the debt guarantee for the expansion project. They have also indicated that discounted coal would be provided to the project. Currently we do not believe any additional equity contributions by us would be required for an expansion, as we expect to contribute a portion of our 95% equity stake in the existing joint venture toward the expansion. The scope of the expansion is still under evaluation and we expect to make a decision on moving forward during the first half of calendar year 2010.

If we are not successful in improving the HH Joint Venture’s profitability, or if our estimated cash flow projections for these assets significantly decrease, or if Hai Hua does not make its required payments, the plant’s assets could be impaired. As of June 30, 2009, we determined that these assets were not impaired.
Syngas Purchase and Sale Agreement
We are also party to a purchase and sale contract with Hai Hua for syngas produced by the plant, whereby Hai Hua will pay us an energy fee and capacity fee, as described below, based on the syngas production. The syngas purchased by Hai Hua is subject to certain quality component requirements set forth in the contract. Hai Hua (i) pays a monthly capacity fee, and subject to delivery, a monthly energy fee; (ii) provides piping to the plant for the acceptance of steam and coke oven gas from Hai Hua and for the delivery of syngas from the HH Joint Venture to Hai Hua; and (iii) coordinates its operations and maintenance so as to ensure that it purchases as much syngas as possible. The energy fee is a per Ncum of syngas fee calculated by a formula which factors in the monthly averages of the prices of design base coal, coke, coke oven gas, power, steam and water, all of which are components used in the production of syngas. The capacity fee is paid based on the capacity of the plant to produce syngas, factoring in the number of hours (i) of production and (ii) of capability of production as compared to the guaranteed capacity of the plant, which for purposes of the contract is 22,000 Ncum per hour of syngas. Hai Hua is obligated to pay the capacity fee regardless of whether they use the gasification capacity, subject only to availability of the plant and exceptions for certain events of force majeure. The agreement terminates 20 years from the date of the issuance of the business license of the HH Joint Venture. Upon termination of the agreement for any reason other than the expiration of the term, the HH Joint Venture will have the right to either produce syngas for other customers in its current location or dismantle the plant and move the plant to another location.
The HH Joint Venture is contractually obligated to procure certain other necessary consumables for operation of the plant, provided, the HH Joint Venture is entitled to reimbursement for these costs through the payment of the energy fee. All byproducts of the gasification process are the property of the HH Joint Venture and are sold to other parties. The HH Joint Venture is entitled to provide services and sell products which it produces other than syngas to third parties, but Hai Hua has a right of first refusal for any syngas sales.
Hai Hua is required to annually provide to the HH Joint Venture a preliminary syngas usage plan for that year, provided, however, that in no event shall the usage plan require less than 19,000, or more than 22,000, Ncum per hour of syngas. In connection with this requirement, the HH Joint Venture shall annually provide a generation plan to Hai Hua which sets forth the anticipated syngas generation for that year, and it shall use its best efforts to match its generation plan with Hai Hua’s usage plan. If the HH Joint Venture produces more syngas than the capacity that Hai Hua is required to make capacity payments for under the contract, Hai Hua shall have a right of first refusal to purchase such excess amount. It would be a default under the agreement if we fail to materially perform these obligations. Due to recent worldwide reductions in methanol prices, Hai Hua is operating at a reduced rate of syngas consumption. Hai Hua is forecasting the use of approximately 35% to 45% of the syngas guarantee capacity for the remainder of calendar 2009.
Although the plant declared commercial operations in December 2008, Hai Hua did not begin paying the HH Joint Venture for the energy and capacity fees until May 2009 due to differing interpretations between Hai Hua and the HH Joint Venture regarding certain syngas quality components requirements under the contract. During the three months ended March 31, 2009, the plant was only operating for approximately 13% of the period. The downtime was due to an unscheduled maintenance outage, repairs related to a power outage, a local area government industrial inspection, and scheduled maintenance by Hai Hua. During the three months ended June 30, 2009, the plant operated for approximately 60% of the period, was available for production for approximately 95% of the period, and met Hai Hua’s syngas demand and quality requirements for approximately 98% of the time it was operating.
Based on these events, in April 2009, the HH Joint Venture entered into a Supplementary Agreement, or the Supplementary Agreement, with Hai Hua, amending the terms of the purchase and sales contract. The Supplementary Agreement was entered into to provide more clarity regarding the required syngas quality and volume to be delivered, recovery of the energy fee during turndown periods and operations coordination during unscheduled outages. Under the Supplementary Agreement, the syngas quality specification has been amended to provide more clarity as to the minor constituents allowable in the syngas. For purposes of the contract, syngas that meets these specifications is deemed “compliant gas” and syngas that does not meet these specifications is deemed “non-compliant gas.” The Supplementary Agreement also adds a requirement for Hai Hua to pay the HH Joint Venture the capacity fee and 70% of the energy fee for all non-compliant gas which is taken by Hai Hua. However, if more than 50% of the syngas taken by Hai Hua during any operating day is non-compliant gas, all of the syngas for that day is deemed to be non-compliant gas for purposes of calculating the energy fee. In addition, the Supplementary Agreement accommodates periods of turndown operation by Hai Hua by establishing a minimum threshold gas off take volume of 7,500 Ncum per hour of net syngas for the purpose of calculating the energy fee during such periods. The Supplementary Agreement also provides that, to the extent Hai Hua has an unscheduled shutdown, and the plant continues to operate on standby during such period, Hai Hua is still required to pay the energy fee to the HH Joint Venture. In the event that the plant has an unscheduled shutdown and does not provide at least three hours prior notice to Hai Hua, the HH Joint Venture may be required to provide certain compensation to Hai Hua.

In an effort to reduce operating costs, the HH Joint Venture entered into an additional agreement with Hai Hua in May 2009 whereby the cost of operating the plant’s air separation unit, or ASU, can be shared between the two parties based on the oxygen consumption of the respective parties over the relevant period. The HH Joint Venture began to provide oxygen and nitrogen to Hai Hua in September 2009. This cost sharing arrangement is expected to reduce operating costs of both the HH Joint Venture and Hai Hua by allowing the parties to operate only one ASU instead of both parties operating their respective ASU’s at low capacity.
Yima Joint Ventures
In August 2009, we entered into amended joint venture contracts with Yima Coal Industry (Group) Co., Ltd., or Yima, replacing the prior joint venture contracts entered into in October 2008 and April 2009. The joint ventures were formed for each of the gasification, methanol/methanol protein production, and utility island components of the plant are collectively referred to as the Yima Joint Ventures. We obtained government approvals for the project’s feasibility study during the three months ended December 31, 2008 and for the project’s environmental impact assessment during the three months ended March 31, 2009, which were the two key approvals required to proceed with the project. The amended joint venture contracts provide that: (i) we and Yima contribute equity of 25% and 75%, respectively, to the Yima Joint Ventures; (ii) if debt financing is not available to the project, Yima is obligated to provide debt financing via shareholder loans to the project until the project is able to secure third-party debt financing; and (iii) Yima will supply coal to the project from a mine located in close proximity to the project at a preferential price subject to a definitive agreement to be subsequently negotiated. As a result of these provisions, we and Yima have contributed our remaining equity contributions of $29.3 million and $90.8 million, respectively, to the Yima Joint Ventures.
In exchange for our capital contributions, we own a 25% interest in each joint venture and Yima owns a 75% interest. Notwithstanding this, in connection with an expansion of the project, we have the option to contribute a greater percentage of capital for the expansion, such that as a result, we would have up to a 49% ownership interest in the Yima Joint Ventures.
When phase one of the project is completed, the plant is expected to have an annual capacity of 300,000 tonnes per annum of refined methanol. The parties are planning two future phases of coal gasification projects at this location. Phase two is expected to add additional capacity of 300,000 tonnes per annum of refined methanol or methanol equivalent products, and phase three is expected to add additional capacity of 600,000 tonnes per annum of refined methanol or methanol equivalent products. Refined methanol is the main feedstock for methanol protein and the approvals to date have related to methanol protein production which has not yet been proven to be a commercially viable technology. We intend to sell methanol as the primary product from the project and sell methanol protein from a small scale demonstration unit in the project. We intend to obtain the business license and related permits for both methanol and methanol protein production. There may be delays in the project if we are unable to obtain these permits.
The joint venture companies have been established. Construction activities for site preparation are currently underway and a Chinese design institute has been selected for the project’s engineering work. The remaining construction and commissioning of phase one is expected to take approximately three years. Based on the project’s current scope, the parties’ current estimate of the total required capital of phase one of the project, which includes the downstream facilities and infrastructure investment in support of phase two of the plant, is approximately $250 million. The total investment for phase two is expected to be significantly lower.
Under the revised joint venture contracts, Yima has agreed to supply coal to the project at a preferential price subject to a definitive agreement to be subsequently negotiated. Additionally, we and the Yima Joint Ventures are continuing to investigate the possible acquisition of an operating coal mine which would provide coal to the project.
The remaining capital for the project is to be provided by project debt to be obtained by the Yima Joint Ventures. Yima has agreed to guarantee the project debt and we expect this guarantee will allow debt financing to be obtained from domestic Chinese banking sources. In the event that the debt financing is not obtained, Yima has agreed to provide a loan to the joint ventures to satisfy the remaining capital needs of the project with terms comparable to current market rates at the time of the loan. Yima’s loan would be repaid as soon as third-party debt financing is available for the project. We have agreed to pledge to Yima our ownership interests in the joint ventures as security for our obligations under any project guarantee or loan provided by Yima.
The Yima Joint Ventures will be governed by a board of directors consisting of eight directors, two of whom will be appointed by us and six of whom will be appointed by Yima. The joint ventures’ will also have officers that are appointed by us, Yima and/or the board of directors pursuant to the terms of the joint venture contracts. We and Yima shall share the profits, and bear the risks and losses, of the joint ventures in proportion to our respective ownership interests. The term of the joint venture shall commence upon each joint venture company obtaining its business license and shall end 30 years after the issuance of such business licenses.

Golden Concord Joint Venture
We are a party to a joint venture with Inner Mongolia Golden Concord (Xilinhot) Energy Investment Co., Ltd., or Golden Concord. SES—GCL (Inner Mongolia) Coal Chemical Co., Ltd., or the GC Joint Venture, was formed to (i) develop, construct and operate a coal gasification, methanol and DME production plant utilizing U-GAS® technology in the Xilinguole Economic and Technology Development Zone, Inner Mongolia Autonomous Region, China and (ii) produce and sell methanol, DME and the various byproducts of the plant, including fly ash, steam, sulphur, hydrogen, xenon and argon. We agreed to contribute approximately $16.3 million in cash in exchange for a 51% ownership interest in the GC Joint Venture, and Golden Concord has agreed to contribute approximately $16 million in cash for a 49% ownership interest in the GC Joint Venture. We consolidate the results of the GC Joint Venture in our consolidated financial statements. As of June 30, 2009, we have funded a total of $3.3 million of our equity contribution and Golden Concord has funded an additional approximately $3.1 million of its equity contribution. In the near term, we anticipate additional funding to the GC Joint Venture of approximately $0.5 million to settle outstanding design and construction related vendor payments. We do not anticipate funding any further equity contributions to the GC Joint Venture until acceptable financing can be obtained for the project. We believe that, given existing market conditions, debt financing is not currently available on terms that are economically acceptable. However, we are continuing to evaluate alternatives for financing with potential partners. We are maintaining some of our on-site staff and related functions and are closely monitoring the relevant credit markets. Because of these factors, we do not believe that the assets of the GC Joint Venture were impaired as of June 30, 2009. If we are unable to develop alternatives for financing with other potential partners, the assets of the GC Joint Venture may be deemed impaired.
In December 2007, the GC Joint Venture purchased 50-year land use rights from the Chinese government for the construction of the plant. The $0.8 million cost to purchase these land use rights has been capitalized on our balance sheet as a long-term asset which is being amortized to rent expense over the term of the lease.
ExxonMobil License Rights Agreement
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
North American Coal
In July 2008, we entered into a joint development agreement with The North American Coal Company, or NAC, a subsidiary of NACCO Industries, Inc., through which we and NAC would conduct a pre-feasibility study to explore the development of a lignite coal-based gasification facility utilizing our proprietary U-GAS® technology. The location for the study was NAC’s Red Hills Mine operations near Ackerman, Mississippi. In addition, in September 2008, we commenced another pre-feasibility study with NAC for the development of a coal-based gasification facility at NAC’s proposed Otter Creek Mine in North Dakota. Although the additional pre-feasibility work for the Otter Creek project was completed during our fiscal third quarter of 2009, based on current commodity prices and current financial market conditions in the U.S., we do not expect these projects to be viable development options for the Company in the near term.
Expiration of Development Agreement with CONSOL Energy
In October 2008, our joint development agreement with CONSOL Energy Inc. expired according to its terms; therefore, funding of the front-end engineering design package for the Benwood, West Virginia synthetic gasoline project ceased. Pursuant to terms and conditions thereof, the agreement automatically expired because a formal joint venture agreement was not entered into within six months of the completion of the pre-feasibility studies for potential projects in Ohio, Pennsylvania and West Virginia. We allowed the agreement to expire due to its inability to develop any projects as a result of existing market conditions.
U.S. Department of Energy
The National Energy Technology Laboratory of the U.S. Department of Energy, or the DOE, is co-funding a series of studies to develop industrial coal-fueled hybrid gasification units. The effort would focus on a large industrial-sized coal-stabilized gasification unit. It is expected that the unit would produce pressurized syngas intended for the production of about 100,000 gallons per week of Fischer-Tropsch liquids, and produce power. We have entered into a contract with a U.S. engineering company to supply a conceptual design report for the gasification system portion of the hybrid gasification system. We believe that our experience in gasification equipment similar to that needed by the hybrid gasification system envisioned by the DOE makes us well-positioned to supply the gasifier.

Business Concentration
Hai Hua is currently our sole customer for syngas. In addition, our operations in China accounted for $42.8 million of the $43.8 million of our total long-lived assets, which consisted of construction-in-progress and property, plant and equipment, net of accumulated depreciation.
Competition
In the world gasification market, the largest providers are General Electric, Shell, Lurgi and Siemens. Some of these companies, such as Shell and General Electric, utilize entrained flow gasification based technologies originally derived from liquid fuels processing (i.e. refining). These technologies require the use of high grade bituminous or sub-bituminous coals as feedstocks which result in a higher cost of operation. The other primary gasification technology in the market is the Lurgi fixed bed slagging and non-slagging gasifiers which are currently used in commercial operations. Lurgi gasifiers typically use lump-size non-caking coals such as lignite for their feed. Because these are fixed bed gasifiers, they produce a large amount of tars and oils that need to be removed and separated before the syngas can be used which results in a more costly syngas cleaning operation compared to U-GAS®. There are also several Chinese companies that utilize similar technologies. Additionally, several companies are developing other gasification technologies which are still in the research and development phase.
Suppliers
We are in the process of developing an internal capability that allows for the cost effective and timely sourcing of equipment for our current projects in China. China has rapidly expanded its industrial manufacturing and construction capabilities which has reduced the cost and build time of traditional sources of supply. We have been successful in locating and contracting with a number of key suppliers of major equipment and services.
Research and Development
We may incur research and development costs primarily related to the advancement of our U-GAS® technology. We plan to continue certain research and development that supports our strategies and project development activities with a goal of offering our customers the best and most efficient clean coal solutions. The costs are included in project and technical development expenses on our consolidated statements of operations.
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
China
In China, the development and construction of gasification facilities is highly regulated. In the development stage of a project, the key government approvals relate to the project’s environmental impact assessment report, feasibility study (also known as the project application report) and, in the case of a Sino-foreign joint venture, approval of the joint venture company’s joint venture contract and articles of association. Approvals in China are required at the municipal, provincial and/or central government levels depending on the total investment in the project and subject to industry specified criteria. Due to the global economic recession, China’s State Council issued guidance related to the pace of new project approvals including wind power, polysilicon, steel cement, glass and coal to methanol and DME. At the same time, the government continues to encourage newer technologies for coal to substitute natural gas, or SNG, glycol, polypropylene, olefins and liquid fuels. Although we do not believe that China’s project approval requirements and slowing of approvals for new coal to methanol and DME projects will invalidate any of our existing permits, our future joint ventures will have to abide by these guidelines.

In April, 2009, the Chinese government approved a new national standard for methanol to be used in motor vehicle fuel to become effective on November 1, 2009. The standard includes the technical properties, testing methods, examination procedures as well as identification, packaging, transportation, storage and safety requirements for methanol that is to be used in motor vehicle fuel. Further, in May 2009, the Chinese government approved a new national standard, effective December 1, 2009, for M85 methanol gasoline, which specifies, amongst others, the technical requirements, testing methods, examination procedures, identification, packaging, transportation, storage and safety requirements for methanol gasoline that comprises between 84%-86% of methanol and between 14%-16% of gasoline in terms of volume and other performance enhancing additives, for use in motor vehicles. According to the China Petroleum and Chemical Industry Association, it is likely that in 2010 national standards for M15 — 15% percent methanol and 85% gasoline — will be promulgated. We are monitoring this development closely. Although these standards do not mandate the use of methanol, we expect that they will act as a catalyst for further growth in the development of infrastructure, fuelling stations, and vehicles which can accommodate higher proportion methanol blends. These recent developments are positive for the long term outlook for methanol demand, and with China demonstrating the viability of methanol blending in gasoline, this should also increase the potential for methanol blending to be adopted in other countries. This could lead to expanded syngas application in methanol production as well as in the licensing business of coal gasification technologies, for which we believe that we are uniquely positioned to benefit from.
United States
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
There is no assurance that a change in the law or regulations will not be adopted, such as the imposition of a carbon tax, a cap and trade program requiring us to purchase carbon credits, or measures that would require reductions in emissions, raw materials, fuel use or production rates. In particular, the U.S. House of Representatives recently approved adoption of the American Clean Energy and Security Act of 2009, also known as the “Waxman-Markey cap-and-trade legislation,” for the purposes of controlling and reducing emissions of greenhouse gases in the United States by establishing an economy-wide cap on emissions of these gases in the United States and requiring most sources of emissions to obtain emission “allowances” corresponding to their annual emissions of such gases, with the number of emission allowances issued each year would decline as necessary to meet the overall emission reduction goals.
In addition, in the United States, certain environmental permits that are required for new facilities must be issued prior to the commencement of construction, but issuance of these permits is subject to unpredictable delays, contests and even, in some cases, denial. Our facilities will require permits for air emissions and wastewater discharges, as well as other authorizations, some which must be issued before construction commences. Although we believe that there will be public support for our projects, the permitting process is complex and time consuming and the issuance of permits is subject to the potential for contest and other regulatory uncertainties that may result in unpredictable delays.
Although we have been successful in obtaining the permits that are required at a given stage with respect to the HH Joint Venture, the GC Joint Venture and the Yima Joint Ventures, any retroactive change in policy guidelines or regulations or an opinion that the approvals that have been obtained are inadequate, either at the federal or state level in the United States, or the municipal, provincial or central government levels in China, could require us to obtain additional or new permits or spend considerable resources on complying with such regulations. Other developments, such as the enactment of more stringent environmental requirements, changes in enforcement policies or discovery of previously unknown conditions, could require us to incur significant capital expenditures or suspend operations.
Employees
As of June 30, 2009, we had 224 employees, including 160 employees of the HH Joint Venture. None of our employees are represented by any collective bargaining unit. We have not experienced any work stoppages, work slowdowns or other labor unrest. We believe that our relations with our employees are good.

Item 1A.	Risk Factors
Risks Related to Our Business
We will require substantial additional funding, and our failure to raise additional capital necessary to support and expand our operations could reduce our ability to compete and could harm our business.
As of June 30, 2009, we had $90.4 million of cash and cash equivalents. We funded $29.3 million to the Yima Joint Ventures in August 2009. We expect to continue to have operating losses until our Hai Hua plant and other projects under development produce significant revenues. We plan to use our cash for:
•	general and administrative expenses;
•	working capital;
•	debt service related to the HH Joint Venture;
•	project and technical development expenses; and
•	general corporate purposes.
The actual allocation of and the timing of the expenditures will be dependent on various factors, including changes in our strategic relationships, commodity prices and industry conditions, and other factors that we cannot currently predict, including potential acquisitions of existing plants, facilities or mines. Depending on the expenditures required for our joint ventures, feasibility and engineering design work for these or other projects and any of the above factors, our expenditures could exceed our current cash balance.
We will need to raise additional capital through equity and debt financing for any new projects that are developed, to support our existing projects and any possible expansions thereof and for our general and administrative expenses from our existing operations. We are also continuing to work with Golden Concord and other potential partners on financing alternatives for that project. We may also need to raise additional funds sooner than expected in order to fund more rapid expansion, cover unexpected construction costs or delays, respond to competitive pressures or acquire complementary energy related products, services, businesses and/or technologies. In addition, we may attempt to secure project financing in order to construct additional plant facilities. Such financing may be used to reduce the amount of equity capital required to complete the project.
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
We are in an early stage of our development and our lack of operating history or meaningful revenue precludes us from forecasting operating results based on historical results. Our proposed business strategies described in this annual report incorporate our senior management’s current best analysis of potential markets, opportunities and difficulties that face us. No assurance can be given that the underlying assumptions accurately reflect current trends in our industry or our customers’ reaction to our products and services or that such products or services will be successful. Our business strategies may and likely will change substantially from time to time as our senior management reassesses its opportunities and reallocates its resources, and any such strategies may be changed or abandoned at any time. If we are unable to develop or implement these strategies through our projects and our U-GAS® technology, we may never achieve profitability which could impair our ability to continue as a going concern. Even if we do achieve profitability, it may not be sustainable, and we cannot predict the level of such profitability.
Our results of operations may fluctuate.
Our operating results may fluctuate significantly as a result of a variety of factors, many of which are outside our control. Factors that may affect our operating results include: (i) our ability to retain new customers; (ii) the cost of coal and electricity; (iii) the success and acceptance of U-GAS® technology; (iv) the ability to obtain financing for our projects; (v) shortages of equipment, raw materials or fuel; (vi) approvals by various government agencies; (vii) the inability to obtain land use rights for our projects; and (viii) general economic conditions as well as economic conditions specific to the energy industry. In addition, our results of operation in the near future will be largely affected by syngas production levels at our Hai Hua plant. Under the syngas purchase and sale contract, Hai Hua is only required to pay the energy and capacity fee payments (described in “Description of Business — Current Operations and Projects — Hai Hua — Syngas Purchase and Sale Agreement) if the syngas produced by the plant meets certain minimum specifications once the plant is in commercial operation. Any failure of this plant to meet these requirements would mean that Hai Hua would not be required to make the energy and capacity fee payments which could in turn have a material adverse effect on our results of operations.

Limited continuing rights of prior licensees of U-GAS® technology could limit the exclusivity of our license and materially adversely affect our business and results of operations.
Prior to granting us an exclusive license, GTI licensed U-GAS® technology to five other entities, all of which have been terminated. We rely on our exclusive license with GTI for U-GAS® technology to negotiate, enter into and implement contracts with partners and customers and to further develop our business and operations. Certain predecessor licensees may have limited continuing rights under their license agreements with GTI or may have sublicensed the technology. Although neither we nor GTI are aware of any continued use or development of U-GAS® technology by any of these prior licensees or sublicensees, it is possible that the exclusivity of our license of U-GAS® technology may be restricted in certain areas of the world. If such rights do in fact exist, GTI does not intend to provide technical or any other support to such licensees. Despite GTI’s intentions, any such limitations on the exclusivity of the license could have a materially adverse effect on our business and results of operations.
We face the potential inability to protect our intellectual property rights which could have a material adverse effect on our business.
We rely on proprietary technology licensed from GTI. Our license agreement with GTI for U-GAS® technology (described under “Business—GTI Agreements—License Agreement”) is a critical component of our business. All of the prior patents granted around U-GAS® technology have expired. We are improving the technology and we plan to create new technologies around the core U-GAS® technology and have applied for new patents for these improvements and new technologies. Proprietary rights relating to U-GAS® technology are protected from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents, maintained within trade secrets or maintained in confidence through legally binding agreements. There can be no assurance that patents will be issued from any pending or future patent applications owned by or licensed to us or that the claims allowed under any issued patents will be sufficiently broad to protect our technology. In addition, our ability to obtain patent protection may be affected by the terms of the License Agreement. In the absence of patent protection, we may be vulnerable to competitors who attempt to copy our technology or gain access to our proprietary information and technical know-how. In addition, we rely on proprietary information and technical know-how that we seek to protect, in part, by entering into confidentiality agreements with our collaborators, employees, and consultants. We cannot assure you that these agreements will not be breached, that we would have adequate remedies for any breach or that our trade secrets will not otherwise become known or be independently developed by competitors.
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
The global economy is currently experiencing a significant contraction, with an almost unprecedented lack of availability of business and consumer credit, which has seriously impeded our ability to obtain financing for our projects. This current decrease and any future decrease in economic activity in the United States, China or in other regions of the world in which we may in the future do business could significantly and adversely affect our results of operations and financial condition in a number of other ways. Any decline in economic conditions may reduce the demand or prices for the production from our plants. Our industry partners and potential customers and suppliers may also experience insolvencies, bankruptcies or similar events. In particular, the market for commodities such as methanol is under significant pressure and we are unsure of how much longer this will continue. As a direct result of these trends, our ability to finance and develop our existing projects, commence any new projects and sell our products may continue to be adversely impacted. In addition, the increased currency volatility could significantly and adversely affect our results of operations and financial condition. Any of the above factors could also adversely affect our ability to access credit or raise capital even if the capital markets improve.

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
The License Agreement and our joint ventures in China are essential to us and our future development. The License Agreement terminates on August 31, 2016, but may be terminated by GTI upon certain events of default if not cured by us within specified time periods. In June 2009, we agreed to pay GTI a non-refundable payment of $1.5 million toward future royalties due to GTI for the proposed Yima project. In conjunction with this agreement, GTI agreed to waive our next required obligation to put a U-GAS® system into operation until the earlier of a renegotiated license agreement or December 31, 2010. We cannot assure you that we will be successful in renegotiating the License Agreement on terms commercially acceptable to us. In addition, after the two ten year extension periods provided under the License Agreement, which are exercisable at our option, we cannot assure you that we will succeed in obtaining an extension of the term of the license at a royalty rate that we believe to be reasonable or at all. Our joint venture agreements do not terminate for many years, but may be terminated earlier due to certain events of bankruptcy or default, or, in the case of Hai Hua, if the purchase and sale contract for syngas is terminated. Termination of any of our joint ventures would require us to seek another collaborative relationship in that territory. We cannot assure you that a suitable alternative third party would be identified, and even if identified, we cannot assure you that the terms of any new relationship would be commercially acceptable to us.
We utilize a technology with a limited commercial history. If the U-GAS® technology fails to gain or loses market acceptance, our business will suffer.
Although GTI is one of the world’s leading energy research and development organizations with well-equipped research facilities, it does not have marketing resources to fully commercialize its U-GAS® technology. To date, U-GAS® technology has not been used in a large number of commercial facilities. U-GAS® technology may not meet reliability or efficiency targets. If U-GAS® technology is not generally accepted as a low cost energy alternative and we are unable to effectively manage the implementation of U-GAS® technology, our business and operating results could be seriously harmed.
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
Other than the HH Joint Venture, the Yima Joint Ventures and the GC Joint Venture, all of our other potential development opportunities are in the early stages of development and/or contract negotiations. Our joint ventures with Hai Hua, Yima and Golden Concord, discussed under “Business—Current Operations and Projects,” are currently our only negotiated contracts. We are in the process of developing alternative potential partners for our Golden Concord project. We must undertake the time consuming and costly process of fulfilling the requirements of requests for proposals and negotiating contracts before offering our services to industrial complexes. We are unsure of when, if ever, many of these contracts will be negotiated, executed and implemented. There are many reasons that we may fail in our efforts to negotiate, execute and implement contracts with our target customers to provide cost efficient energy services, including the possibilities that: (i) our products and services will be ineffective; (ii) our products and services will be cost prohibitive or will not achieve broad market acceptance; (iii) competitors will offer superior products and services; or (iv) competitors will offer their products and services at a lower cost.

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
Our HH Joint Venture represents a substantial portion of our expected revenue in the near future. In addition, as part of our business strategy, we plan to enter into other joint ventures or similar transactions, some of which may be material. These transactions typically involve a number of risks and present financial, managerial and operational challenges, including the existence of unknown potential disputes, liabilities or contingencies that arise after entering into the joint venture related to the counterparties to such joint ventures, with whom we share control. We could experience financial or other setbacks if transactions encounter unanticipated problems due to challenges, including problems related to execution or integration. Any of these risks could reduce our revenues or increase our expenses, which could adversely affect our results of operations.
Additionally, we are now a minority owner in the Yima Joint Ventures and we will be relying on Yima to provide the management and operational support for the project. As a result, the success and timing of development activities on the Yima project will depend upon a number of factors that will be largely outside of our control. Dependence on Yima, and other owners of future projects in which we have a minority interest, could delay or prevent the realization of targeted returns on our capital invested in these projects.
We also include the financial statements of the HH Joint Venture and the GC Joint Venture in our consolidated financial statements. We rely on personnel in China to compile this information and deliver it to us in a timely fashion so that the information can be incorporated into our consolidated financial statements prior to the due dates for our annual and quarterly reports. Any difficulties or delays in receiving this information or incorporating it into our consolidated financial statements could impair our ability to timely file our annual and quarterly reports.
We or our joint venture partners will manage the design, procurement and construction of our plants. If our management of these issues fails, our business and operating results could suffer.
For our HH Joint Venture and GC Joint Venture, and possibly for other projects we may work on in the future, we have or expect to manage plant design, procurement of equipment and supervise construction. Most of this work has been or will be subcontracted to third parties. We are and will be coordinating and supervising these tasks. Although we believe that this is the most time and cost effective way to build gasification plants in China and elsewhere, we bear the risk of cost and schedule overruns and quality control. If we do not properly manage the design, procurement and construction of our plants, our business and operating results could be seriously harmed. Furthermore, as we continue to improve U-GAS® technology, we may decide to make changes to our equipment that could further delay the construction of our plants. Additionally, for certain of our projects, we will rely on joint venture partners to manage the design, procurement and construction of the plant. The success and timing of work on these projects by others will depend upon a number of factors that will be largely outside of our control.
A portion of our revenues will be derived from the merchant sales of commodities and our inability to obtain satisfactory prices could have a material adverse effect on our business.
In certain circumstances, we plan to sell methanol, DME, synthetic gasoline, SNG, ammonia, hydrogen, nitrogen, elemental sulphur, ash and other commodities into the merchant market. These sales may not be subject to long term offtake agreements and the price will be dictated by the then prevailing market price. Revenues from such sales may fluctuate and may not be consistent or predictable. In particular, the market for commodities such as methanol is currently under significant pressure and we are unsure of how much longer this will continue. Our business and financial condition would be materially adversely affected if we are unable to obtain satisfactory prices for these commodities or if prospective buyers do not purchase these commodities.

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
Our performance is substantially dependent on the continued services and on the performance of our senior management and other key personnel. Our performance also depends on our ability to retain and motivate our officers and key employees. The loss of the services of any of our executive officers or other key employees could have a material adverse effect on our business, results of operations and financial condition. Although we have employment agreements, which include non-competition provisions, with Robert Rigdon, our President and Chief Executive Officer, Kevin Kelly, our Controller and Chief Accounting Officer, and certain other members of senior management, as a practical matter, those agreements will not assure the retention of our employees and we may not be able to enforce all of the provisions in any such employment agreement, including the non-competition provisions. Our future success also depends on our ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, marketing and customer service personnel. Competition for such personnel is intense, and we cannot assure you that we will be able to successfully attract, integrate or retain sufficiently qualified personnel. In addition, because substantially all of our operations are currently in China, we will be required to retain personnel who reside in, or are willing to travel to, and who speak the language and understand the customs of, China. Our inability to retain these types of individuals could have a material adverse effect on our business, results of operations and financial condition.
Payment of severance benefits could strain our cash flow.
During the past six months, we have made significant workforce reductions and may continue to do so in the future. Certain members of our senior management have employment agreements that provide for substantial severance payments. In the event we terminate the employment of any of these employees, or in certain cases, if such employees terminate their employment with us, such employees will be entitled to receive certain severance and related payments. The need to pay these severance payments could put a strain on our financial results.
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
The business of providing energy is highly competitive. In the gasification market, large multi-national industrial corporations that are better capitalized, such as General Electric, Shell, ConocoPhillips and Siemens (with entrained flow technologies), and smaller Chinese firms (with atmospheric pressure technologies) offer coal gasification equipment and services. Although we do not directly compete with the multi-national industrial corporations, their activities in the marketplace may negatively impact our operations and our ability to attract quality projects. In addition, new competitors, some of whom may have extensive experience in related fields or greater financial resources, may enter the market. Increased competition could result in a loss of contracts and market share. Either of these results could seriously harm our business and operating results. In addition, there are a number of gasification and conventional, non-gasification, coal-based alternatives for producing heat and power that could compete with our technology in specific situations. If we are unable to effectively compete with other sources of energy, our business and operating results could be seriously harmed.

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
Although we have been successful in obtaining the permits that are required at this stage of our development, any retroactive change in policy guidelines or regulations or an opinion that the approvals that have been obtained are inadequate could require us to obtain additional or new permits or spend considerable resources on complying with such requirements or delay commencement of construction. For example, China recently issued new project approval requirements for coal to methanol and DME which could be applied to our existing permits. Other developments, such as the enactment of more stringent environmental laws, regulations or policy guidelines or more rigorous enforcement procedures, or newly discovered conditions, could require us to incur significant capital expenditures.
We may incur substantial liabilities to comply with climate control legislation and regulatory initiatives.
Recent scientific studies have suggested that emissions of certain gases, commonly referred to as “greenhouse gases,” may be contributing to warming of the Earth’s atmosphere. Carbon dioxide, a byproduct of burning fossil fuels such as coal, is an example of a greenhouse gas. Our plants using U-GAS® technology may release a significant amount of carbon dioxide. In response to such studies, many countries are actively considering legislation, and many states in the United States have already taken legal measures, to reduce emissions of greenhouse gases. For example, the U.S. House of Representatives recently approved adoption of the American Clean Energy and Security Act of 2009, also known as the “Waxman-Markey cap-and-trade legislation,” for the purposes of controlling and reducing emissions of greenhouse gases in the United States by establishing an economy-wide cap on emissions of these gases in the United States and requiring most sources of emissions to obtain emission “allowances” corresponding to their annual emissions of such gases, with the number of emission allowances issued each year would decline as necessary to meet the overall emission reduction goals. Although we plan to use advanced technologies to actively utilize and sequester any greenhouse gas emission, new legislation or regulatory programs, such as the Waxman-Markey cap-and-trade legislation, that restrict emissions of greenhouse gases in areas in which we conduct business could have an adverse affect on our operations, costs and ability to operate our plants.
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
We are required to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 and the related Securities and Exchange Commission’s implementing rules, require that management disclose whether the CEO and CFO maintained internal control over financial reporting that, among other things, provides reasonable assurance that material errors in our external financial reports will be prevented or detected on a timely basis, and that we maintain support for that disclosure that includes evidence of our evaluation of the design and operation of our internal control. We are a small company with limited financial resources and our finance and accounting staff is very limited.
Management has identified that our internal control over financial reporting was not effective at ensuring that financial reporting risks arising from complex and non-routine transactions are identified timely and that appropriate accounting policies for such transaction are selected and applied. See “Item 9a. Controls and Procedures” for further discussion. We were not required to obtain an auditor attestation of management’s report on internal control over financial reporting, but we will be required to do so for the year ending June 30, 2010.
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
The public market for our common stock has historically been very volatile. Any future market price for our shares is likely to continue to be very volatile. Since we began trading on The NASDAQ Stock Market on November 2, 2007, our common stock has traded at prices as low as $0.41 per share and as high as $15.92 per share. This price volatility may make it more difficult for our stockholders to sell shares when they want at prices that they find attractive. We do not know of any one particular factor that has caused volatility in our stock price. However, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies. Broad market factors and the investing public’s negative perception of our business may reduce our stock price, regardless of our operating performance.
If we do not meet the NASDAQ continued listing requirements, our common stock may be delisted.
As of September 8, 2009, the closing bid price of our common stock on the NASDAQ Stock Market was $1.17, but has closed under $1.00 as recently as August 17, 2009. In accordance with NASDAQ Marketplace Rule 4450(a)(5), if our stock price were to close below $1.00 for a period of 30 consecutive business days, NASDAQ would provide written notification that our securities may be delisted unless the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days within 180 calendar days from such notification. Given the recent market conditions, NASDAQ suspended the bid price requirement through July 31, 2009, but such requirement was reinstated on August 3, 2009.
There can be no assurance that the market price per share of our common stock will remain above $1.00. In addition, there can be no assurance that our common stock will not be delisted due to a failure to meet other continued listing requirements even if the bid price of our common stock remains in excess of $1.00 per share. Failure to maintain the listing of our common stock on the NASDAQ Stock Market would have an adverse effect on a stockholder’s ability to sell its shares of our common stock, which could result in the complete loss of their investment.
Our common stock is thinly traded on The NASDAQ Stock Market.
Although our common stock is traded on The NASDAQ Stock Market, the trading volume has been low and we cannot assure investors that this will increase the trading volume or decrease the volatility of the trading price of our common stock. We cannot assure investors that a more active trading market will develop even if we issue more equity in the future.
The market valuation of our business may fluctuate due to factors beyond our control and the value of the investment of our stockholders may fluctuate correspondingly.
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
Investors should not look to dividends as a source of income.
In the interest of reinvesting initial profits back into our business, we do not intend to pay cash dividends in the foreseeable future. Consequently, any economic return will initially be derived, if at all, from appreciation in the fair market value of our stock, and not as a result of dividend payments.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Description of Property
Our corporate office occupies approximately 10,000 square feet of leased office space in Houston, Texas. We also lease approximately 6,000 square feet of office spaces in Shanghai, China. The HH Joint Venture plant is constructed on approximately 375,000 square feet of land under 50-year land use rights acquired from the Chinese government. The plant buildings and related structures occupy approximately 198,000 square feet. The GC Joint Venture has also purchased 50-year land use rights from the Chinese government for approximately 2,580,000 square feet of land. Over time, additional properties may be required if we develop new projects and add personnel to advance our commercial and technical efforts.

Item 3.	Legal Proceedings
In September 2008, we were named as one of a number of defendants in a lawsuit filed in the U.S. District Court for the Central District of California, Southern Division, by Igor Olenicoff, one of our former stockholders, and a company he controls. Also named were Timothy E. Vail (our former CEO and one of our directors), David Eichinger (our former CFO), and another one of our directors (collectively, we, Mr. Vail, Mr. Eichinger and the director are referred to as the “SES Defendants”), as well as UBS AG, Union Charter Ltd., and other persons who allegedly managed Mr. Olenicoff’s investments outside the U.S. The SES Defendants have been named in this lawsuit based primarily upon allegations that one of one of our former stockholders, Teflomi Trade & Trust, Inc., was a shell company formed for the purposes of holding Mr. Olenicoff’s assets overseas, and that the SES Defendants allegedly had knowledge of this arrangement. The claims initially asserted against the SES Defendants included, among others, securities fraud in violation of Rule 10b-5 under the Securities Act and the California state law equivalent, violations of the Racketeer Influenced and Corrupt Organizations Act, or RICO, common law fraud and negligent misrepresentation, breach of fiduciary duty, conspiracy and unfair business practices. On the SES Defendants’ motion, on July 31, 2009, the court issued an order dismissing the securities fraud claims as to each of the SES Defendants and the common law fraud, negligent misrepresentation claim and breach of fiduciary duty claims as to us, Mr. Vail and Mr. Eichinger. The court determined that certain other claims, including RICO, conspiracy and unfair business practices, were sufficiently pled and could proceed at this stage. Plaintiffs were given leave to amend and, on April 24, 2009, filed an amended complaint attempting to replead their securities fraud claims, and have alleged a new claim for violation of the Uniform Commercial Code. The SES Defendants intend to move to dismiss these claims, believe all claims alleged to be without merit, and intend to continue to vigorously defend all claims which are allowed to proceed in the court.

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

	Sales Price
	High	Low
Year Ending June 30, 2009:
First Quarter	$11.05	$2.16
Second Quarter	$4.92	$0.52
Third Quarter	$0.80	$0.41
Fourth Quarter	$1.69	$0.54

Year Ending June 30, 2008:
First Quarter	$10.70	$5.05
Second Quarter	$13.80	$9.35
Third Quarter	$15.92	$6.56
Fourth Quarter	$13.90	$7.75
As of September 8, 2009, our authorized capital stock consisted of 100,000,000 shares of common stock, of which 48,117,671 shares of common stock were issued and outstanding. As of such date, there were approximately 194 holders of record of our common stock.
Dividend Policy
We have not paid dividends on our common stock and do not anticipate paying cash dividends in the immediate future as we contemplate that our cash flows will be used for continued growth of our operations. The payment of future dividends, if any, will be determined by our Board of Directors in light of conditions then existing, including our earnings, financial condition, capital requirements, and restrictions in financing agreements, business conditions and other factors.
Securities Authorized For Issuance Under Equity Compensation Plans
The following table sets forth information regarding our existing equity compensation plans as of June 30, 2009.

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by security holders (1)	5,099,538	(2)	$0.67	2,695,912	(2)
Equity compensation plans not approved by security holders	—		—	—

Total as of June 30, 2009	5,099,538		$0.67	2,695,912

(1)	Consists of the Amended and Restated 2005 Incentive Plan, as amended, or the Plan.

(2)
Of the total 8,000,000 shares under the Plan, options to acquire 5,099,538 shares of commons stock were outstanding at June 30, 2009 and 5,800 shares of restricted stock had been granted under the Plan. The shares issued for the restricted stock grants were vested immediately upon grant.

Performance Graph
The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.
The following graph compares, for the period from June 13, 2007 to June 30, 2009, the cumulative stockholder return on our common stock with the cumulative total return on the NASDAQ Stock Market Index and a peer group selected by us. The comparison assumes that $100 was invested on June 13, 2007: (i) in our common stock, (ii) the NASDAQ Stock Market Index and (iii) the peer group, and further assumes all dividends were reinvested. The stock price performance reflected on the following graph is not necessarily indicative of future stock price performance.
Comparison of Cumulative Total Return Among Synthesis Energy Systems, Inc.,
NASDAQ Stock Market Index and Peer Group
Our peer group is comprised of the following companies: Evergreen Energy, Inc., Rentech, Inc., Syntroleum Corp. and Alter NRG Corp. We are excluded from the peer group for purposes of the comparative performance graph.

Item 6.	Selected Financial Data
The following table presents selected consolidated financial data as of the dates and for the periods indicated. Such consolidated financial data has been derived from our audited consolidated financial statements for such periods. The historical results are not necessarily indicative of the operating results to be expected in the future. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the accompanying notes included elsewhere in this annual report. Among other things, those financial statements include more detailed information regarding the basis of presentation for the following consolidated financial data.
Statements of Operations Data
(in thousands, except per share amounts)

						November 4, 2003
	Years Ended June 30,					(inception)
	2009	2008	2007	2006	2005	to June 30, 2009
Revenue:
Product sales	$1,852	$203	$—	$—	$—	$2,055
Project development fees	250	125	—	—	—	375

Total revenue	2,102	328	—	—	—	2,430

Costs and Expenses:
Costs of sales and plant operating expenses	7,449	2,396	—	—	—	9,845
General and administrative expenses	16,395	13,147	5,644	1,018	237	36,431
Project and technical development expenses	3,546	5,615	1,136	1,245	132	11,682
Stock-based compensation expense	1,869	6,029	6,640	3,043	—	17,581
Depreciation and amortization	2,905	1,202	222	5	—	4,337

Total costs and expenses	32,164	28,389	13,642	5,311	369	79,876

Operating loss	(30,062)	(28,061)	(13,642)	(5,311)	(369)	(77,446)

Non-operating (income) expense:
Interest income	(1,742)	(397)	(463)	(129)	(13)	(2,744)
Interest expense	959	388	—	—	2	1,349

Net loss before minority interest	(29,279)	(28,052)	(13,179)	(5,182)	(358)	(76,051)

Minority interest	703	610	37	—	—	1,350

Net loss	$(28,576)	$(27,442)	$(13,142)	$(5,182)	$(358)	$(74,701)

Net loss per share:
Basic and diluted	$(0.60)	$(0.80)	$(0.47)	$(0.19)	$(0.01)	$(2.31)

Weighted average common shares outstanding
Basic and diluted	48,017	34,385	27,852	27,754	27,180	32,336

Balance Sheet Data
(in thousands)

	June 30,
	2009	2008	2007	2006	2005

Total working capital	$82,140	$117,646	$(54)	$2,868	$2,622
Total assets	146,136	177,747	38,472	3,213	2,752
Total liabilities	20,040	24,241	18,922	328	115
Total stockholders’ equity	123,819	150,537	19,095	2,885	2,637

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Business Overview
We are in our development stage and therefore have had limited operations. We build, own and operate coal gasification plants that utilize our proprietary U-GAS® fluidized bed gasification technology to convert low rank coal and coal wastes into higher value energy products. We believe that we have several advantages over commercially available competing gasification technologies, such as entrained flow and fixed bed, including our ability to use all ranks of coals (including low rank, high ash and high moisture coals, which are significantly cheaper than higher grade coals), many coal waste products and biomass feed stocks, which provide greater fuel flexibility, and our ability to operate efficiently on a smaller scale, which enables us to construct plants at a lower capital cost thus enabling us to be a lower cost producer of syngas for energy products.
Our principal business activities are currently focused in China. Our first commercial scale coal gasification plant is located in Shandong Province, China and has been in operation since the three months ended March 31, 2008. We have additional projects in various stages of development in Henan Province, China and in the Inner Mongolia Autonomous Region of China. During the year ended June 30, 2009, we also investigated opportunities in Mississippi and North Dakota with North American Coal, or NAC. However, based on current commodity prices and current financial market conditions in the U.S., we do not expect projects in the U.S. will be a viable development option for us in the near term.
Our gasification plants can produce synthesis gas, or syngas, a mixture of hydrogen, carbon monoxide and other products. Depending on local market need and fuel sources, syngas can in turn be used to produce many products including methanol, dimethyl ether, or DME, glycol, synthetic natural gas, or SNG, ammonia, synthetic gasoline, steam, power and other byproducts (e.g., sulphur, carbon dioxide or ash).
Our business strategy includes the following elements:
•
Improve the profitability and cash flows of the HH Joint Venture plant. We are in the process of implementing operational measures and evaluating strategies to reduce the HH Joint Venture’s losses and improve its financial performance, including the possible expansion of the plant to produce other products and through the sharing of certain costs with Hai Hua.

•
Execute on projects in China currently under development. We intend to leverage our success to date at the HH Joint Venture in our ongoing business development efforts. Our projects under development are also expected to have a significant impact on our business development efforts and financial results once they are completed and producing. We also believe that our Yima Joint Venture will help to demonstrate our ability to expand into increasingly larger projects and new product markets.

•
Managing further project development in China based on available capital. Based on our current focus on developing our projects in China, we plan to use our available cash for (i) general and administrative expenses; (ii) project and technical development expenses; (iii) debt service related to the HH Joint Venture; and (iv) working capital and general corporate purposes. However, we intend to minimize any further development on projects or move ahead on any acquisitions until we have assurances that acceptable financing is available to complete the project. Until the capital markets improve, our strategy will be to operate using our current capital resources.

•
Leverage our proprietary technology. We intend to place increased focus on development of licensing arrangements for our proprietary U-GAS® technology on a global basis with a focus on China, India, the U.S. and Australia due to their large low rank coal resources. We anticipate that we can generate revenues through licensing fees and royalties on products sold by our licensees that incorporate our proprietary technology without incurring the significant capital costs required to develop a plant.

•
Investigate acquisition opportunities. If we have the capital or financing is otherwise available, we plan to evaluate acquisition opportunities, including existing plants, facilities or coal mines, where we could enhance the economics with our U-GAS® technology.

•
Expand our relationships with our strong strategic partners and new products. China is presently our primary market, where our efforts have been focused primarily on facilities producing syngas, methanol and DME. We plan to expand our relationships with our current partners, develop new relationships with strategic partners and develop new downstream coal-to-chemicals and coal-to-energy products.

•
Continue to develop and improve U-GAS® technology. We are continually seeking to improve the overall plant availability, plant efficiency rates and fuel handling capabilities of the existing U-GAS® gasification technology. To date, we have filed eight patent applications relating to improvements to the U-GAS® technology.

•
Concentrate our efforts on opportunities where our U-GAS® technology provides us with a clear competitive advantage. We believe that we have the greatest competitive advantage using our U-GAS® technology in situations where there is a ready source of low rank, low cost coal, coal waste or biomass to utilize as fuel.

Results of Operations
We are in our development stage and therefore have had limited operations. We have sustained net losses of approximately $74.7 million from November 4, 2003, the date of our inception, to June 30, 2009. We have primarily financed our operations to date through private placements and two public offerings of our common stock.
Year Ended June 30, 2009 Compared to Year Ended June 30, 2008
Revenue. Product sales increased by $1.7 million to $1.9 million for the year ended June 30, 2009 compared to $0.2 million for the year ended June 30, 2008 and were derived from the sale of syngas and byproducts produced at the HH Joint Venture plant. The plant’s initial syngas sales commenced during the three months ended March 31, 2008. Product sales of $1.2 million were recognized during the three months ended June 30, 2009 as the plant operated for approximately 60% of the period and was available for production for approximately 95% of the period. Although the plant declared commercial operations in December 2008, Hai Hua did not begin paying the HH Joint Venture for the energy and capacity fees until May 2009 due to differing interpretations between Hai Hua and the HH Joint Venture regarding certain syngas quality components requirements under the contract. During the three months ended March 31, 2009, the plant was only operating for approximately 13% of the period due to an unscheduled maintenance outage, repairs related to a power outage, a local area government industrial inspection, and scheduled maintenance by Hai Hua.
Project development fees were $0.3 million for the year ended June 30, 2009 and were earned upon completion of the Otter Creek project pre-feasibility study for NAC.
Cost of sales and plant operating expenses. Cost of sales and plant operating expenses increased by $5.0 million to $7.4 million for the year ended June 30, 2009 compared to $2.4 million for the year ended June 30, 2008 and were comprised principally of coal consumption, electricity, maintenance and other operating costs at the HH Joint Venture plant. The plant’s initial operations commenced during the three months ended March 31, 2008. Costs were higher during the year ended June 30, 2009 due to the plant operating for a longer period of time and due to costs incurred to enable the plant to declare commercial operations status in December 2008.
General and administrative expenses. General and administrative expenses increased by $3.3 million to $16.4 million for the year ended June 30, 2009 compared to $13.1 million for the year ended June 30, 2008. The increase was primarily due to an increase in employee compensation as a result of increased staffing levels during the first half of fiscal 2009, professional fees, travel and other expenses. During the second half of fiscal 2009, we made significant workforce and other cost reductions which reduced general and administrative expenses by 24% as compared to the first half of fiscal 2009. General and administrative expenses included our internal project development and engineering staffing costs which have supported development of our Yima project and other projects.

Project and technical development expenses. Project and technical development expenses decreased by $2.1 million to $3.5 million for the year ended June 30, 2009 compared to $5.6 million for the year ended June 30, 2008. The 2009 period included a $1.25 million impairment loss on a royalty deposit paid to ExxonMobil during the three months ended December 31, 2008 and a non-cash charge to write-off the $1.25 million remaining carrying value of the reservation and use fee paid to GTI. The GTI reservation and use fee was paid for with shares of our common stock during fiscal 2008 to reserve the facility for calendar 2008 and 2009. Based on current commodity prices and current financial market conditions in the U.S., we have not utilized, and do not anticipate utilizing, GTI’s facility during calendar year 2009. Excluding the effect of these charges, project and technical development expenses decreased by approximately $4.6 million due primarily to a reduction in U.S project and technical development activities and a $0.6 million reimbursement from CONSOL in full settlement of its cost-sharing arrangement under our joint development agreement with CONSOL. Project and technical development expenses incurred during the period related principally to the Yima project, the feasibility study with NAC for the development of a coal-based gasification facility at NAC’s proposed Otter Creek Mine in North Dakota which has been suspended and our project with CONSOL, which will not continue due to the expiration of the joint development agreement.
Stock-based compensation expense. Stock-based compensation expense decreased by $4.1 million to $1.9 million for the year ended June 30, 2009 compared to $6.0 million for the year ended June 30, 2008. For the year ended June 30, 2009, stock-based compensation expense included a reduction of approximately $4.8 million due to the reversal of previously recognized expense due to forfeitures related to cancellations of terminated employees’ stock option awards. This decrease was offset, in part, with incremental compensation cost related to modifications resulting from the stock option exchange program and additional stock option awards granted during 2009.
Depreciation and amortization. Depreciation and amortization increased by $1.7 million to $2.9 million for the year ended June 30, 2009 compared to $1.2 million for the year ended June 30, 2008. The increase was due principally to commencing depreciation of the HH Joint Venture plant during the quarter ended March 31, 2008.
Interest income. Interest income increased by $1.3 million to $1.7 million for the year ended June 30, 2009 compared to $0.4 million for the year ended June 30, 2008. The increase was primarily due to interest income from higher cash balances due to investment of the proceeds from an equity offering completed in June 2008. The yields earned on our investments have decreased significantly over fiscal 2009 due to market conditions.
Interest expense. Interest expense increased by $0.6 million to $1.0 million for the year ended June 30, 2009 compared to $0.4 million for the year ended June 30, 2008. Prior to the commissioning of the HH Joint Venture plant in January 2008, the interest expense for the HH Joint Venture loan was capitalized.
Minority interest. Minority interest increased by $0.1 million to $0.7 million for the year ended June 30, 2009 compared to $0.6 million for the year ended June 30, 2008. The increase was due to recognizing our joint venture partners’ interests in the operating losses of the GC Joint Venture and the HH Joint Venture during the period.
Year Ended June 30, 2008 Compared to Year Ended June 30, 2007
Revenue. We had $0.3 million in revenue during the year ended June 30, 2008 and none during the year ended June 30, 2007. Revenue during the year ended June 30, 2008 was comprised of $0.2 million of syngas sales produced at the HH Joint Venture plant in China and $0.1 million of revenue from project development fees.
Cost of sales and plant operating expenses. There were $2.4 million of costs of sales and plant operating expenses the year ended June 30, 2008 and none during the year ended June 30, 2007. Cost of sales and plant operating expenses during the year ended June 30, 2008 were comprised principally of coal consumption, electricity, maintenance and other operating costs at the HH Joint Venture plant.
General and administrative expenses. General and administrative expenses increased by $7.5 million to $13.1 million for the year ended June 30, 2008 compared to $5.6 million for the year ended June 30, 2007. The increase was primarily due to an increase in salaries and incentive wages as a result of increased staffing levels, and to a lesser extent, an increase in travel expenses associated with activities in China, investor relations expenses, outside consulting and accounting fees incurred in connection with Sarbanes-Oxley Act compliance requirements and legal fees.
Project and technical development expenses. Project and technical development expenses increased by $4.5 million to $5.6 million during the year ended June 30, 2008 compared to $1.1 million during the year ended June 30, 2007 due to expenditures related to our projects with CONSOL, Hai Hua and Golden Concord and the amortization of $1.25 million of the GTI facility reservation and use fee for calendar year 2008.

Stock-based compensation expense. Stock-based compensation expense decreased by $0.6 million to $6.0 million during the year ended June 30, 2008 compared to $6.6 million during the year ended June 30, 2007. The decrease was due to the partial immediate vesting of options granted to certain members of senior management in prior periods.
Depreciation and amortization. Depreciation and amortization increased by $1.0 million to $1.2 million for the year ended June 30, 2008 compared to $0.2 million for the year ended June 30, 2007. The increase was due principally to commencing depreciation of the HH Joint Venture plant during the quarter ended March 31, 2008.
Interest income. Interest income decreased by $0.1 million to $0.4 million during the year ended June 30, 2008 from $0.5 million during the year ended June 30, 2007. The decrease was primarily due to lower effective interest rates partially offset by higher interest income from higher cash balances due to investment of the proceeds from equity offerings during the year.
Interest expense. Interest expense was $0.4 million for the year ended June 30, 2008 and none for the year ended June 30, 2007. Prior to the HH Joint Venture plant being placed into service, interest expense related to the HH Joint Venture’s outstanding loan with the Industrial and Commercial Bank of China, or ICBC, was capitalized. The Hai Hua plant was commissioned in January 2008. Interest on the ICBC loan has been expensed from that point forward.
Minority interest. Minority interest increased by $0.6 million to $0.6 million for the year ended June 30, 2008 compared to $37,000 for the year ended June 30, 2007. The increase was due to recognizing our joint venture partners’ interests in the operating losses of the GC Joint Venture and the HH Joint Venture during the period.
Liquidity and Capital Resources
We are in our development stage and have financed our operations to date through private placements of our common stock in 2005 and 2006 and two public offerings, one in November 2007 and one in June 2008. We have used the proceeds of these offerings for the development of our joint ventures in China and to pay other development and general and administrative expenses. In addition, we have entered into a loan agreement with ICBC to fund certain of the costs of the HH Joint Venture.
As of June 30, 2009, we had $90.4 million in cash and cash equivalents and $82.1 million of working capital available to us. During the year ended June 30, 2009, cash flows used in operating activities were $26.7 million. In August 2009, we invested $29.3 million of our cash into the Yima Joint Ventures. At current levels, we expect to incur general and administrative expenses of approximately $10.0 to $11.0 million during fiscal 2010. We are also funding the working capital, operating losses and debt service of the HH Joint Venture. The following summarizes the uses of equity capital and debt with respect to our projects.
HH Joint Venture
Our first project is the HH Joint Venture, through which we and Hai Hua developed, constructed and are now operating a syngas production plant utilizing U-GAS® technology in Zaozhuang City, Shandong Province, China designed to produce approximately 28,000 standard cubic meters per hour of gross syngas. The plant produces and sells syngas and the various byproducts of the plant, including ash and elemental sulphur. Hai Hua, an independent producer of coke and coke oven gas, owns a subsidiary engaged in methanol production. We have contributed $22.6 million in equity capital and Hai Hua has contributed $0.5 million in equity capital. The plant produced initial syngas and syngas sales commenced during the three months ended March 31, 2008. The plant was built on a site adjacent to the Hai Hua coke and methanol facility. Hai Hua has granted rights of way for construction access and other ongoing operations of the plant. The land for the construction of this plant was acquired from the Chinese government with the assistance of the Shandong Xue Cheng Economic Development Zone.
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
The HH Joint Venture plant operated at limited capacity for a significant part of fiscal 2009 and is expected to continue operating at reduced capacity due to the depressed methanol market. The reduced capacity at the HH Joint Venture plant has contributed to the plant’s operating losses. In addition to funding these operating losses, we are funding the working capital and debt service for the HH Joint Venture. We are in the process of implementing operational measures, pursuing additional customers and evaluating strategies to reduce the HH Joint Venture’s losses and improve its financial performance including the possible expansion of the plant to produce other products. If an expansion of the HH Joint Venture plant were to be developed, we would expect to contribute our interest in the HH Joint Venture to the project without significant additional cash investment by us. If we are not successful in improving the HH Joint Venture’s profitability, or if management’s estimated cash flow projections for these assets significantly decrease, or if Hai Hua does not make its required payments, the plant’s assets could be impaired. As of June 30, 2009, we estimated projected cash flows for the plant and based on this we have determined that these assets were not impaired.

On March 22, 2007, the HH Joint Venture entered into a seven-year loan agreement and received $12.6 million of loan proceeds pursuant to the terms of a Fixed Asset Loan Contract with ICBC to complete the project financing for the HH Joint Venture. Key terms of the Fixed Asset Loan Contract with ICBC are as follows:
•	Term of the loan is seven years from the commencement date (March 22, 2007) of the loan;
•	Interest is adjusted annually based upon the standard rate announced each year by the People’s Bank of China. As of June 30, 2009, the applicable interest rate was 5.94% and is payable monthly;
•	Principal payments of $1.1 million are due in March and September of each year beginning on September 22, 2008 and ending on March 21, 2014;
•	Hai Hua is the guarantor of the entire loan;
•	Assets of the HH Joint Venture are pledged as collateral for the loan;
•	Covenants include, among other things, prohibiting pre-payment without the consent of ICBC and permiting ICBC to be involved in the review and inspection of the Hai Hua plant; and
•
Loan is subject to customary events of default which, should one or more of them occur and be continuing, would permit ICBC to declare all amounts owing under the contract to be due and payable immediately.

As of June 30, 2009, the HH Joint Venture is in compliance with all covenants and obligations under the Fixed Asset Loan Contract.
The plant produced initial syngas, and syngas sales commenced, during the three months ended March 31, 2008. Due to recent worldwide reductions in methanol prices, Hai Hua is operating at a reduced rate of syngas consumption. Hai Hua is forecasting the use of approximately 35% to 45% of the syngas guarantee capacity for the remainder of calendar 2009.
Although the plant declared commercial operations in December 2008, Hai Hua did not begin paying the HH Joint Venture for the energy and capacity fees until May 2009 due to differing interpretations between Hai Hua and the HH Joint Venture regarding certain syngas quality components requirements under the contract. During the three months ended March 31, 2009, the plant was only operating for approximately 13% of the period. The downtime was due to an unscheduled maintenance outage, repairs related to a power outage, a local area government industrial inspection, and scheduled maintenance by Hai Hua. During the three months ended June 30, 2009, the plant operated for approximately 60% of the period, was available for production for approximately 95% of the period, and met Hai Hua’s syngas demand and quality requirements for approximately 98% of the time it was operating.
Based on these events, in April 2009, the HH Joint Venture entered into the Supplementary Agreement with Hai Hua, amending the terms of the purchase and sales contract. The Supplementary Agreement was entered into to provide more clarity regarding the required syngas quality and volume to be delivered, recovery of the energy fee during turndown periods and operations coordination during unscheduled outages. Under the Supplementary Agreement, the syngas quality specification has been amended to provide more clarity as to the minor constituents allowable in the syngas. For purposes of the contract, syngas that meets these specifications is deemed “compliant gas” and syngas that does not meet these specifications is deemed “non-compliant gas.” The Supplementary Agreement also adds a requirement for Hai Hua to pay the HH Joint Venture the capacity fee and 70% of the energy fee for all non-compliant gas which is taken by Hai Hua. However, if more than 50% of the syngas taken by Hai Hua during any operating day is non-compliant gas, all of the syngas for that day is deemed to be non-compliant gas for purposes of calculating the energy fee. In addition, the Supplementary Agreement accommodates periods of turndown operation by Hai Hua by establishing a minimum threshold gas off take volume of 7,500 Ncum per hour of net syngas for the purpose of calculating the energy fee during such periods. The Supplementary Agreement also provides that, to the extent Hai Hua has an unscheduled shutdown, and the plant continues to operate on standby during such period, Hai Hua is still required to pay the energy fee to the HH Joint Venture. In the event that the plant has an unscheduled shutdown and does not provide at least three hours prior notice to Hai Hua, the HH Joint Venture may be required to provide certain compensation to Hai Hua.

In an effort to reduce operating costs, the HH Joint Venture entered into an additional agreement with Hai Hua in May 2009 whereby the cost of operating the plant’s air separation unit, or ASU, can be shared between the two parties based on the oxygen consumption of the respective parties over the relevant period. The HH Joint Venture began to provide oxygen and nitrogen to Hai Hua in September 2009. This cost sharing arrangement is expected to reduce operating costs of both the HH Joint Venture and Hai Hua by allowing the parties to operate only one ASU instead of both parties operating their respective ASU’s at low capacity.
Yima Joint Ventures
In August 2009, we entered into amended joint venture contracts with Yima, replacing the prior joint venture contracts entered into in October 2008 and April 2009. The Yima Joint Ventures were formed for each of the gasification, methanol/methanol protein production, and utility island components of the plant. We obtained government approvals for the project’s feasibility study during the three months ended December 31, 2008 and for the project’s environmental impact assessment during the three months ended March 31, 2009, which were the two key approvals required to proceed with the project. The amended joint venture contracts provide that: (i) we and Yima contribute equity of 25% and 75%, respectively, to the Yima Joint Ventures; (ii) if debt financing is not available to the project, Yima is obligated to provide debt financing via shareholder loans to the project until the project is able to secure third-party debt financing; and (iii) Yima will supply coal to the project from a mine located in close proximity to the project at a preferential price subject to a definitive agreement to be subsequently negotiated. As a result of these provisions, we and Yima have contributed our remaining equity contributions of $29.3 million and $90.8 million, respectively, to the Yima Joint Ventures. In the first fiscal quarter of 2010, we will incur a charge of $0.9 million relating to consulting fees paid in connection with the closing and funding of the Yima project.
In exchange for our capital contributions, we own a 25% interest in each joint venture and Yima owns a 75% interest. Notwithstanding this, in connection with an expansion of the project, we have the option to contribute a greater percentage of capital for the expansion, such that as a result, we would have up to a 49% ownership interest in the Yima Joint Ventures.
When phase one of the project is completed, the plant is expected to have an annual capacity of 300,000 tonnes per annum of refined methanol. The parties are planning two future phases of coal gasification projects at this location. Phase two is expected to add additional capacity of 300,000 tonnes per annum of refined methanol or methanol equivalent products, and phase three is expected to add additional capacity of 600,000 tonnes per annum of refined methanol or methanol equivalent products. Refined methanol is the main feedstock for methanol protein and the approvals to date have related to methanol protein production which has not yet been proven to be a commercially viable technology. We intend to sell methanol as the primary product from the project and sell methanol protein from a small scale demonstration unit in the project. We intend to obtain the business license and related permits for both methanol and methanol protein production. There may be delays in the project if we are unable to obtain these permits.
The joint venture companies have been established. Construction activities for site preparation are currently underway and a Chinese design institute has been selected for the project’s engineering work. The remaining construction and commissioning of phase one is expected to take approximately three years. Based on the project’s current scope, the parties’ current estimate of the total required capital of phase one of the project, which includes the downstream facilities and infrastructure investment in support of phase two of the plant, is approximately $250 million. The total investment for phase two is expected to be significantly lower.
Under the revised joint venture contracts, Yima has agreed to supply coal to the project at a preferential price subject to a definitive agreement to be subsequently negotiated. Additionally, we and the Yima Joint Ventures are continuing to investigate the possible acquisition of an operating coal mine which would provide coal to the project.
The remaining capital for the project is to be provided by project debt to be obtained by the Yima Joint Ventures. Yima has agreed to guarantee the project debt and we expect this guarantee will allow debt financing to be obtained from domestic Chinese banking sources. In the event that the debt financing is not obtained, Yima has agreed to provide a loan to the joint ventures to satisfy the remaining capital needs of the project with terms comparable to current market rates at the time of the loan. Yima’s loan would be repaid as soon as third-party debt financing is available for the project. We have agreed to pledge to Yima our ownership interests in the joint ventures as security for our obligations under any project guarantee or loan provided by Yima.
The Yima Joint Ventures will be governed by a board of directors consisting of eight directors, two of whom will be appointed by us and six of whom will be appointed by Yima. The joint ventures’ will also have officers that are appointed by us, Yima and/or the board of directors pursuant to the terms of the joint venture contracts. We and Yima shall share the profits, and bear the risks and losses, of the joint ventures in proportion to our respective ownership interests. The term of the joint venture shall commence upon each joint venture company obtaining its business license and shall end 30 years after the issuance of such business licenses.

Golden Concord Joint Venture
Our joint venture with Golden Concord was formed to (i) develop, construct and operate a coal gasification, methanol and DME production plant utilizing U-GAS® technology in the Xilinguole Economic and Technology Development Zone, Inner Mongolia Autonomous Region, China and (ii) produce and sell methanol, DME and the various byproducts of the plant, including fly ash, steam, sulphur, hydrogen, xenon and argon. We agreed to contribute approximately $16.3 million in cash in exchange for a 51% ownership interest in the GC Joint Venture, and Golden Concord has agreed to contribute approximately $16 million in cash for a 49% ownership interest in the GC Joint Venture. We consolidate the results of the GC Joint Venture in our consolidated financial statements. As of June 30, 2009, we have funded a total of $3.3 million of our equity contribution and Golden Concord has funded an additional approximately $3.1 million of its equity contribution. In the near term, we anticipate additional funding to the GC Joint Venture of approximately $0.5 million to settle outstanding design and construction related vendor payments. We do not anticipate funding any further equity contributions to the GC Joint Venture until acceptable financing can be obtained for the project. We believe that, given existing market conditions, debt financing is not currently available on terms that are economically acceptable. However, we are continuing to evaluate alternatives for financing with potential partners. We are maintaining some of our on-site staff and related functions and are closely monitoring the relevant credit markets. Because of these factors, we do not believe that the assets of the GC Joint Venture were impaired as of June 30, 2009. If we are unable to develop alternatives for financing with potential partners, the assets of the GC Joint Venture may be deemed impaired.
In December 2007, the GC Joint Venture purchased 50-year land use rights from the Chinese government for the construction of the plant. The $0.8 million cost to purchase these land use rights has been capitalized on our balance sheet as a long-term asset which is being amortized to rent expense over the term of the lease.
U.S. Department of Energy
The National Energy Technology Laboratory of the U.S. Department of Energy, or the DOE, is co-funding a series of studies to develop industrial coal-fueled hybrid gasification units. The effort would focus on a large industrial-sized coal-stabilized gasification unit. It is expected that the unit would produce pressurized syngas intended for the production of about 100,000 gallons per week of Fischer-Tropsch liquids, and produce power. We have been contracted by a U.S. engineering company to supply a conceptual design report for the gasification system portion of the hybrid gasification system. We believe that our experience in gasification equipment similar to that needed by the hybrid gasification system envisioned by the DOE makes us well-positioned to supply the gasifier.
GTI
Pursuant to the terms and conditions of the License Agreement, we were required to (i) have a contract for the sale of a U-GAS® system with a customer in the territory covered by the License Agreement no later than August 31, 2007 and (ii) fabricate and put into operation at least one U-GAS® system by July 31, 2008. We have a continuing obligation to fabricate and put into operation at least one U-GAS® system for each calendar year of the License Agreement, beginning with the calendar year 2009. We satisfied the obligation to have a contract for the sale of a U-GAS® system no later than August 31, 2007 and fabricate and put into operation at least one U-GAS® system by July 31, 2008 through our HH Joint Venture project. In June 2009, we agreed to pay GTI a non-refundable payment of $1.5 million toward future royalties due to GTI for the proposed Yima Joint Ventures project. In conjunction with this agreement, GTI agreed to waive our next required obligation to put a U-GAS® system into operation until the earlier of the renegotiated License Agreement or December 31, 2010. Additionally, we are required to disclose to GTI any improvements related to the U-GAS® system that are developed and implemented by us and the manner of using and applying such improvements. Failure to satisfy the requirements as to these milestones could lead to the revocation of the license by GTI; provided, however, that GTI is required to give a twelve-month notice of termination and we are able to cure the default and continue the License Agreement prior to the expiration of such time period.
Outlook
We expect to continue to have negative cash flows until we can generate sufficient revenues from the HH Joint Venture and other projects and licenses under development, including Yima, to cover our general and administrative expenses and other operating costs.
We currently plan to use our available cash for (i) our general and administrative expenses; (ii) working capital; (iii) debt service related to the HH Joint Venture; (iv) project and technical development expenses; and (v) general corporate purposes. The actual allocation of and the timing of the expenditures will be dependent on various factors, including changes in our strategic relationships, commodity prices and industry conditions, and other factors that we cannot currently predict. In particular, the global economy has experienced a significant contraction, with an almost unprecedented lack of availability of business and consumer credit, which has impeded our ability to obtain financing for our projects. This decrease and any future decrease in economic activity in China or in other regions of the world in which we may in the future do business could significantly and adversely affect our results of operations and financial condition in a number of other ways. In addition, the market for commodities such as methanol is under significant pressure and we are unsure of how much longer this will continue. As a direct result of these trends, our ability to finance and develop our existing projects, commence any new projects and sell our products could be adversely impacted.
We believe that improving the financial performance and reducing the operating costs of the HH Joint Venture plant are critical to improving our financial performance and we believe this can be accomplished through the expansion of the plant and the sale of our excess oxygen capacity to Hai Hua. Currently, we do not believe any additional equity contributions by us would be required for an expansion, as we expect to contribute a portion of our 95% equity stake in the existing joint venture toward the expansion. The scope of the expansion is still under evaluation and we expect to make a decision on moving forward during the first half of calendar year 2010. The HH Joint Venture began to provide oxygen and nitrogen to Hai Hua in September 2009 under a cost sharing arrangement that we believe will reduce our operating costs in the near term.

We are also actively pursuing project partners to invest in our projects’ development including for the GC Joint Venture and for the possible expansion of the HH Joint Venture plant. In addition, we have a variety of cooperation agreements in place with regional governments, coal companies and downstream off-takers for potential projects in China that would utilize U-GAS as a platform for products such as SNG, chemicals such as glycol, and fuels such as methanol and DME. As discussed in “Business-Target Markets-China,” the Chinese government has approved new standards for methanol to be used in methanol blended with gasoline, and although these standards do not mandate the use of methanol, we believe this is a positive development for the long term outlook of methanol demand. As these projects develop, they may include combinations of equity and debt financing from third parties, selective equity investments by us, retention of a carried interest by us, or technology licenses.
We are also considering possible scenarios for U-GAS® licensing allowing us to build on our experience at the HH Joint Venture and our technology and engineering capability. We believe that we may generate revenues through licensing fees and royalties without incurring all of the capital costs required to develop a project. However, we cannot predict the timing of, or revenues to be generated by, any such licensing opportunity.
Our development of any further projects will be limited until worldwide capital and debt markets improve and we have assurances that acceptable financing is available to complete the project. Until these markets improve, our strategy will be to operate in China using our current capital resources. Even if we do obtain the necessary capital for our projects, we could face other delays in our projects due to additional approval requirements or due to unanticipated issues in the commissioning of such a project. These factors could lead to, among other things, the impairment of several of our significant assets, including our investments in the HH Joint Venture, the GC Joint Venture and the Yima Joint Ventures, and an inability to develop any further projects.
We will need to raise additional capital through equity and debt financing for any new projects that are developed, to support our existing projects and possible expansions thereof and for our corporate general and administrative expenses. We cannot assure that any financing will be available to us in the future on acceptable terms or at all. Any such financing could be dilutive to our existing shareholders. If we cannot raise required funds on acceptable terms, we may not be able to, among other things, (i) maintain our general and administrative expenses at current levels; (ii) negotiate and enter into new gasification plant development contracts; (iii) expand our operations; (iv) hire and train new employees; or (v) respond to competitive pressures or unanticipated capital requirements.
Critical Accounting Policies
The preparation of financial statements in accordance with U.S. GAAP requires our management to make certain estimates and assumptions which are inherently imprecise and may differ significantly from actual results achieved. We believe the following are our critical accounting policies due to the significance, subjectivity and judgment involved in determining our estimates used in preparing our consolidated financial statements. We evaluate our estimates and assumptions used in preparing our consolidated financial statements on an ongoing basis utilizing historic experience, anticipated future events or trends and on various other assumptions that are believed to be reasonable under the circumstances. The resulting effects of changes in our estimates are recorded in our consolidated financial statements in the period in which the facts and circumstances that give rise to the change in estimate become known.
We believe the following describes significant judgments and estimates used in the preparation of our consolidated financial statements:
Impairment Evaluation of Long-Lived Assets
We evaluate our long-lived assets, such as property, plant and equipment, construction-in-progress, equity method investments and specifically identified intangibles, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. When we believe an impairment condition may have occurred, we are required to estimate the undiscounted future cash flows associated with a long-lived asset or group of long-lived assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities for long-lived assets that are expected to be held and used. We evaluate our operating plants as a whole. Production equipment at each plant is not evaluated for impairment separately, as it is integral to the assumed future operations of the plant. All construction and development projects are reviewed for impairment whenever there is an indication of potential reduction in fair value. If it is determined that it is no longer probable that the projects will be completed and all capitalized costs recovered through future operations, the carrying values of the projects would be written down to the recoverable value. If we determine that the undiscounted cash flows from an asset to be held and used are less than the carrying amount of the asset, or if we have classified an asset as held for sale, we estimate fair value to determine the amount of any impairment charge.

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
The evaluation and measurement of impairments for equity method investments such as our equity investment in the Yima Joint Ventures involve the same uncertainties as described for long-lived assets that we own directly. Similarly, our estimates that we make with respect to our equity and cost-method investments are subjective, and the impact of variations in these estimates could be material.
HH Joint Venture Plant Impairment Analysis
We assessed the HH Joint Venture’s plant assets for impairment as of June 30, 2009 due to its operating at reduced capacity and its operating losses to date. Significant assumptions we made in determination of the projected cash flows for purposes of this impairment analysis included the plant’s availability for production of compliant syngas and expected cost reductions from the sharing of our ASU costs with Hai Hua. Variances in these assumptions could result in projected cash flows that do not support the assets’ carrying values. For example, if the plant’s availability to produce compliant syngas was reduced from 100% to 80%, or if the assumed cost reductions from the ASU cost sharing arrangement with Hai Hua were 50% less, the projected cash flows would have been less than the assets’ carrying values resulting in an impairment of the assets.
The HH Joint Venture plant operated at limited capacity for a significant part of fiscal 2009 and is expected to continue operating at reduced capacity due to the depressed methanol market. The reduced capacity at the HH Joint Venture plant has contributed to the plant’s operating losses. In addition to funding these operating losses, we are funding the working capital and debt service for the HH Joint Venture. We are in the process of implementing operational measures, pursuing additional customers and evaluating strategies to reduce the HH Joint Venture’s losses and improve its financial performance including the possible expansion of the plant to produce other products. If an expansion of the HH Joint Venture plant were to be developed, we would expect to contribute our interest in the HH Joint Venture to the project without significant additional cash investment by us. If we are not successful in improving the HH Joint Venture’s profitability, or if management’s estimated cash flow projections for these assets significantly decrease, or if Hai Hua does not make its required payments, the plant’s assets could be impaired. As of June 30, 2009, we have determined that these assets were not impaired.
Accounting for Variable Interest Entities (VIEs) and Financial Statement Consolidation Criteria
The joint ventures which we enter into may be considered VIEs. We consolidate all VIEs where we are the primary beneficiary. This determination is made at the inception of our involvement with the VIE. We consider both qualitative and quantitative factors and form a conclusion that we, or another interest holder, absorb a majority of the entity’s risk for expected losses, receive a majority of the entity’s potential for expected residual returns, or both. We do not consolidate VIEs where we are not the primary beneficiary. We account for these unconsolidated VIEs under the equity method of accounting and include our net investment in investments on our consolidated balance sheets. Our equity interest in the net income or loss from our unconsolidated VIEs is recorded in non-operating (income) expense on a net basis on our consolidated statement of operations.
We have determined that the HH Joint Venture is a VIE and we have determined that we are the primary beneficiary. In making that determination, we considered, among other items, the change in profit distribution between us and Hai Hua after 20 years. The expected negative variability in the fair value of the HH Joint Venture’s net assets was considered to be greater during the first 20 years of the HH Joint Venture’s life, which coincides with our 95% profit/loss allocation, versus the latter 30 years in which our profit/loss allocation is reduced to 10%. In addition, we considered whether the terms of the syngas purchase and sale agreement with Hai Hua contained a lease. The factors considered included (i) our ability to operate and control the plant during the initial 20 years; and (ii) whether it was more than remote that one or more parties other than Hai Hua would purchase more than a minor amount (considered to be 10%) of the plant’s output during the term of the syngas purchase and sale agreement. Because we determined that the syngas purchase and sale agreement did not contain a lease, we account for the revenues from this agreement in accordance with our revenue recognition policy for product sales.

Off Balance Sheet Arrangements
In January 2008, we entered into a 63 month lease agreement, with a 60 month optional renewal, for our corporate offices in Houston, Texas. The lease commenced on March 27, 2008 with rental payments of $20,308 per month for the first year and escalating thereafter annually. Our obligations under the lease are secured by a letter of credit for $328,900, which is payable to the landlord in the event of any uncured default by us under the lease. The letter of credit remains in place until the third anniversary of the lease, but is reduced to $219,266 after the second anniversary of the lease. We have a certificate of deposit pledged as collateral for this letter of credit and pay an annual fee of 1.0% on this letter of credit.
Contractual Obligations
Our material contractual obligations at June 30, 2009 were as follows (in thousands):

		Less than 1	1–3	4–5	After 5
Contractual Obligations	Total	Year	Years	Years	Years
Long-term bank loan, including interest	$12,877	$2,859	$5,310	$4,708	$—
Operating leases	1,132	352	515	265	—

Total	$14,009	$3,211	$5,825	$4,973	$—

Recently Issued Accounting Standards
Effective July 1, 2008, we adopted Statement of Financial Accounting Standards, or SFAS No. 157, “Fair Value Measurements” as it relates to financial assets and financial liabilities. In February 2008, the Financial Accounting Standards Board, or FASB, issued Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which defers the effective date of SFAS No. 157 by a year for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Accordingly, we deferred the adoption of SFAS No. 157 for its nonfinancial assets and nonfinancial liabilities until July 1, 2009. The adoption of SFAS No. 157 is not currently expected to have a material impact on our financial statements.
In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements — an amendment to ARB No. 51.” SFAS No. 160 requires non-controlling interests (previously referred to as minority interests) to be reported as a component of equity. Additionally, we will be required to present net income attributable to us and the minority partners’ ownership interest separately on the consolidated statements of operations. SFAS No. 160 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and we adopted this standard as of July 1, 2009. SFAS No. 160 will be applied prospectively to all non-controlling interests, including any that arose before the effective date.
In May 2008, the FASB issued SFAS No. 165, “Subsequent Events”. SFAS No. 165 establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before the financial statements are issued. SFAS No. 165 sets forth (1) the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date and (3) the disclosures an entity should make about such events or transactions. SFAS No. 165 is applicable to both interim and annual financial statements ending after June 15, 2009. Management has performed a review of our subsequent events and transactions through September 21, 2009, which is the date the financial statements are issued.
In April 2009, FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP No. FAS 107-1 and APB 28-1 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” as well as APB Opinion No. 28, “Interim Financial Reporting,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. FSP No. FAS 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009, therefore we will adopt this standard as of September 30, 2009. Adoption of this standard is expected to result in the addition of interim disclosures of the fair values of our financial instruments, which previously had only been required annually. Adoption of this standard is expected to have no effect on our financial statements.
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”. SFAS No. 167 changes the consolidation analysis for variable interest entities. SFAS No. 167 is effective for fiscal years ending after November 15, 2009. We are currently evaluating this standard but have not yet determined the impact that the adoption of SFAS No. 167 will have on our financial statements.

In June 2009, the FASB issued SFAS No. 168, “The ‘FASB Accounting Standards Codification’ and the Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 168 establishes the FASB Accounting Standards Codification (“Codification”), which officially commenced July 1, 2009, to become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commision under authority of federal securities laws are also sources of authoritative U.S. GAAP for registrants. The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification. Generally, the Codification is not expected to change U.S. GAAP. All other accounting literature excluded from the Codification will be considered nonauthoritative. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009, therefore we will adopt SFAS No. 168 for our quarter ending September 30, 2009. We are currently evaluating the effect on our financial statement disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification.

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
Foreign currency risk
We conduct operations in China and the functional currency in China is the Renminbi Yuan. Our financial statements are expressed in U.S. dollars and will be negatively affected if foreign currencies, such as the Renminbi Yuan, depreciate relative to the U.S. dollar. In addition, our currency exchange losses may be magnified by exchange control regulations in China or other countries that restrict our ability to convert into U.S. dollars.
Commodity price risk
Our business plan is to purchase coal and other consumables from suppliers and to sell commodities, such as syngas, methanol and other products. Coal is the largest component of our costs of sales and in order to mitigate coal price fluctuation risk for future projects, we expect to enter into long-term contracts for coal supply or to acquire coal assets. For the sale of commodities from our projects, fixed price contracts will not be available to us in certain markets, such as China, which will require us to purchase some portion of our coal and other consumable needs, or sell some portion of our production, into spot commodity markets or under short term supply agreements. Hedging transactions may be available to reduce our exposure to these commodity price risks, but availability may be limited and we may not be able to successfully hedge this exposure at all. To date, we have not entered into any hedging transactions.
Customer credit risk
When our projects progress to commercial production, we will be exposed to the risk of financial non-performance by customers. To manage customer credit risk, we intend to monitor credit ratings of customers and seek to minimize exposure to any one customer where other customers are readily available. As of June 30, 2009, Hai Hua is our only customer for syngas sales and as such, we are exposed to significant customer credit risk due to this concentration. Unless we are able to retain our customers, or secure new customers if we lose one or more of our significant customers, our revenue and results of operations would be adversely affected.

Item 8.	Financial Statements and Supplementary Data
INDEX TO FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firms	36

Consolidated Balance Sheets as of June 30, 2009 and 2008	38

Consolidated Statements of Operations for the years ended June 30, 2009, 2008 and 2007 and the period from November 4, 2003 (inception) to June 30, 2009	39

Consolidated Statement of Stockholders’ Equity for the years ended June 30, 2009, 2008 and 2007 and the period from November 4, 2003 (inception) to June 30, 2009	40

Consolidated Statements of Cash Flows for the years ended June 30, 2009, 2008 and 2007 and the period from November 4, 2003 (inception) to June 30, 2009	41

Notes to the Consolidated Financial Statements	42

Report of Independent Registered Public Accounting Firm
To Board of Directors and Stockholders
Synthesis Energy Systems, Inc.
In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders’ equity, and of cash flows present fairly, in all material respects, the financial position of Synthesis Energy Systems Inc. and its subsidiaries (a development stage enterprise) (the “Company”) at June 30, 2009, and the results of their operations and their cash flows for the year then ended and for the period from July 1, 2008 to June 30, 2009 in conformity with accounting principles generally accepted in the United States of America. We did not audit the cumulative totals of the Company for the period from November 4, 2003 (date of inception) to June 30, 2008, which totals reflect a deficit of $46,124,646 accumulated during the development stage. Those cumulative totals were audited by other auditors whose report, dated September 12, 2008, expressed an unqualified opinion on the cumulative amounts. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States), which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
As explained in Note 13, the Company entered into amended joint venture contracts with Yima in August 2009.
/s/ PricewaterhouseCoopers LLP
September 21, 2009

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Synthesis Energy Systems, Inc.:
We have audited the accompanying consolidated balance sheet of Synthesis Energy Systems, Inc. and subsidiaries (a development stage enterprise) (the Company) as of June 30, 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2008 and for the period from November 4, 2003 (inception) to June 30, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Synthesis Energy Systems, Inc. and subsidiaries as of June 30, 2008, and the results of their operations and their cash flows for each of the years in the two-year period ended June 30, 2008 and for the period from November 4, 2003 (inception) to June 30, 2008, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
Houston, Texas
September 12, 2008

SYNTHESIS ENERGY SYSTEMS, INC.
(A Development Stage Enterprise)
Consolidated Balance Sheets
(In thousands)

	June 30,	June 30,
	2009	2008
ASSETS

Current assets:
Cash and cash equivalents	$90,420	$127,872
Accounts receivable	1,333	169
Prepaid expenses and other currents assets	689	2,162
Inventory	780	516

Total current assets	93,222	130,719
Construction-in-progress	6,078	2,408
Property, plant and equipment, net	37,713	37,570
Intangible asset, net	1,386	1,546
Other long-term assets	7,737	5,504

Total assets	$146,136	$177,747

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accrued expenses and accounts payable	$8,828	$10,828
Current portion of long-term bank loan	2,254	2,245

Total current liabilities	11,082	13,073
Long-term bank loan	8,958	11,168

Total liabilities	20,040	24,241

Commitments and contingencies (note 10)

Minority interest	2,277	2,969

Stockholders’ Equity:
Common stock, $0.01 par value: 100,000 shares authorized:48,118 and 48,011 shares issued and outstanding, respectively	481	480
Additional paid-in capital	196,441	194,617
Deficit accumulated during development stage	(74,701)	(46,125)
Accumulated other comprehensive income	1,598	1,565

Total stockholders’ equity	123,819	150,537

Total liabilities and stockholders’ equity	$146,136	$177,747

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.
(A Development Stage Enterprise)
Consolidated Statements of Operations
(In thousands, except per share amounts)

				November 4, 2003
	Year Ended June 30,			(inception)
	2009	2008	2007	to June 30, 2009
Revenue:
Product sales	$1,852	$203	$—	$2,055
Product development fees	250	125	—	375

Total revenue	2,102	328	—	2,430

Costs and Expenses:
Costs of sales and plant operating expenses	7,449	2,396	—	9,845
General and administrative expenses	16,395	13,147	5,644	36,431
Project and technical development expenses	3,546	5,615	1,136	11,682
Stock-based compensation expense	1,869	6,029	6,640	17,581
Depreciation and amortization	2,905	1,202	222	4,337

Total costs and expenses	32,164	28,389	13,642	79,876

Operating loss	(30,062)	(28,061)	(13,642)	(77,446)

Non-operating (income) expense:
Interest income	(1,742)	(397)	(463)	(2,744)
Interest expense	959	388	—	1,349

Net loss before minority interest	(29,279)	(28,052)	(13,179)	(76,051)

Minority interest	703	610	37	1,350

Net loss	$(28,576)	$(27,442)	$(13,142)	$(74,701)

Net loss per share:
Basic and diluted	$(0.60)	$(0.80)	$(0.47)	$(2.31)

Weighted average common shares outstanding
Basic and diluted	48,017	34,385	27,852	32,336

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.
(A Development Stage Enterprise)
Condensed Consolidated Statement of Stockholders’ Equity
(In thousands)

				Deficit
				Accumulated
	Common Stock			During the	Other
		Common	Additional	Development	Comprehensive
	Shares	Stock	Paid-in Capital	Stage	Income	Total
Balance at November 4, 2003 (inception)	100,000	$—	$—	$—	$—	$—
Net loss for the period November 4, 2003 to June 30, 2004	—	—	—	—	—	—

Balance at June 30, 2004	100,000	—	—	—	—	—

Shares Forfeited in Merger	(94,000)	—	—	—	—	—
Shares Issued in Merger	21,000	—	—	—	—	—
Net loss	—	—	—	(358)	—	(358)
Investor contributions	—	264	236	—	—	500
Conversion of debt to equity	—	6	5	—	—	11
Net proceeds from private placement offering	1,030	10	2,474	—	—	2,484

Balance at June 30, 2005	28,030	280	2,715	(358)	—	2,637

Net loss	—	—	—	(5,183)	—	(5,183)
Net proceeds from private placement offering	970	10	2,378	—	—	2,388
Stock-based compensation	—	—	3,043	—	—	3,043
Adjustment related to return of shares	(4,353)	(44)	44	—	—	—

Balance at June 30, 2006	24,647	246	8,180	(5,541)	—	2,885

Net loss	—	—	—	(13,142)	—	(13,142)
Currency translation adjustment	—	—	—	—	175	175
Net proceeds from private placement offering	3,346	34	16,126	—	—	16,160
Stock-based compensation	—	—	6,608	—	—	6,608
Shares issued for amended GTI license	191	2	1,374	—	—	1,376
Shares issued upon UCF option exercise	2,000	20	4,980	—	—	5,000
Stock grants to employees	4	—	33	—	—	33

Balance at June 30, 2007	30,188	302	37,301	(18,683)	175	19,095

Net loss	—	—	—	(27,442)	—	(27,442)
Currency translation adjustment	—	—	—	—	1,390	1,390
Stock-based compensation	—	—	6,010	—	—	6,010
Exercise of stock options	92	1	564	—	—	565
Shares issued for GTI reservation use fee	278	3	2,497	—	—	2,500
Shares issued in public offerings	17,451	174	148,226	—	—	148,400
Stock grants to employees	2	—	19	—	—	19

Balance at June 30, 2008	48,011	480	194,617	(46,125)	1,565	150,537

Net loss	—	—	—	(28,576)	—	(28,576)
Currency translation adjustment	—	—	—	—	33	33
Public offering costs	—	—	(107)	—	—	(107)
Stock-based compensation	—	—	1,869	—	—	1,869
Exercise of stock options	107	1	62	—	—	63

Balance at June 30, 2009	48,118	$481	$196,441	$(74,701)	$1,598	$123,819

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.
(A Development Stage Enterprise)
Consolidated Statements of Cash Flows
(In thousands)

				November 4, 2003
	Year Ended June 30,			(inception)
	2009	2008	2007	to June 30, 2009
Cash flows from operating activities:
Net loss	$(28,576)	$(27,442)	$(13,142)	$(74,701)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,869	6,029	6,640	17,581
Depreciation of property, plant and equipment	2,671	986	58	3,720
Amortization of intangible and other assets	234	215	165	617
Loss on disposal of property, plant and equipment	37	93	2	132
Impairment loss on ExxonMobil license royalty	1,250	—	—	1,250
Minority Interest	(703)	(610)	(37)	(1,350)
Changes in operating assets and liabilities:
Accounts receivable	(1,164)	(168)	—	(1,332)
Prepaid expenses and other current assets	1,578	(462)	(398)	676
Inventory	(261)	(516)	—	(777)
Other long-term assets	(103)	(31)	—	(134)
Accrued expenses and payables	(3,581)	3,065	1,680	1,490

Net cash used in operating activities	(26,749)	(18,841)	(5,032)	(52,828)

Cash flows from investing activities:
Purchase of marketable securities	(45,000)	—	—	(45,000)
Redemption of marketable securities	45,000	—	—	45,000
Capital expenditures	(4,155)	(22,268)	(10,707)	(37,155)
Equity investment in Yima Joint Ventures	(1,500)	—	—	(1,500)
GTI license royalty — Yima Joint Ventures	(1,500)	—	—	(1,500)
ExxonMobil license royalty	(1,250)	—	—	(1,250)
Proceeds from sale of fixed assets	7	—	—	7
Loan proceeds transferred from (to) restricted cash	—	11,101	(11,101)	—
Restricted cash — redemptions from (investments in) long-term certificates of deposit	150	(579)	—	(429)
Amendment to GTI license rights	—		(500)	(500)
Purchase of land use rights	—	(833)	(887)	(1,720)
Receipt of Chinese governmental grant	—	556	—	556
Project prepayments	(102)	(895)	(2,213)	(3,210)

Net cash used in investing activities	(8,350)	(12,918)	(25,408)	(46,701)

Cash flows from financing activities:
Proceeds (costs) from issuance of common stock, net	(107)	148,556	21,160	174,982
Proceeds from long-term bank loan	—	—	12,080	12,080
Payments on long-term bank loan	(2,253)	—	—	(2,253)
Prepaid interest	—	—	(276)	(276)
Deferred financing costs	—	—	(143)	(143)
Contribution from minority interest partner	—	3,124	492	3,616
Proceeds from exercise of stock options, net	63	565	—	628
Loans from shareholders	—	—	—	11

Net cash provided by (used in) financing activities	(2,297)	152,245	33,313	188,645

Net increase (decrease) in cash	(37,396)	120,486	2,873	89,116
Cash and cash equivalents, beginning of period	127,872	6,202	3,154	—
Effect of exchange rates on cash	(56)	1,184	175	1,304

Cash and cash equivalents, end of period	$90,420	$127,872	$6,202	$90,420

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
(b) Basis of presentation and principles of consolidation
The accompanying consolidated financial statements are in U.S. dollars. As a result of consolidation, we record minority interest on our balance sheet to reflect minority stockholders’ proportionate share of the equity in such subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made in prior period financial statements to conform to current period presentation. These reclassifications had no effect on net loss.
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
(e) Supplemental disclosures of cash flow information (in thousands):

				November 4, 2003
	Years Ended June 30,			(inception)
	2009	2008	2007	to June 30, 2009

Interest paid	$950	$918	$440	$2,311
Interest received	1,746	416	413	2,717
Non-cash transactions:
Accrued construction-in-progress	1,556	367	—	1,556
Stock issued to employees	—	19	33	52
Fair value of stock issued to GTI	—	2,500	1,376	3,876
Conversion of debt to equity	—	—	—	11

(f)	Restricted cash
Restricted cash consists of cash and cash equivalents that are to be used for a specific purpose. At June 30, 2009 restricted cash was comprised of a $100,000 certificate of deposit which collateralizes a company credit card program with a financial institution.
Additionally, included in other long-term assets was a $328,900 investment in a long-term certificate of deposit pledged as collateral for a letter of credit issued in connection with the lease agreement for the Company’s corporate office in Houston, Texas.
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
(i) Construction-in-progress
Construction-in-progress consists primarily of coal gasification plants under construction (engineering and construction costs, cost of machinery and equipment, installation costs and any interest charges arising from borrowings used to finance these assets during the period of construction or installation).
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
Effective as of October 1, 2008, the Company changed its estimated useful life of the production equipment at the HH Joint Venture’s syngas production plant from a period of 15 years to 20 years. Based upon information obtained from operating the plant during its commissioning phase in 2008, the Company now believes that a 20-year life reflects a better estimate of these assets’ useful life. The plant’s production equipment was designed and constructed to operate for at least 20 years with normal maintenance. This period is consistent with the Company’s business plans, expected use and productivity of these assets. The carrying value of the affected assets was approximately $29.0 million as of June 30, 2009. Depreciation of these assets commenced during the three months ended March 31, 2008. This change in estimated useful life was applied prospectively. The effect of the change in estimated useful life from 15 to 20 years resulted in a decrease to depreciation expense and operating loss of approximately $0.4 million for the year ended June 30, 2009.
(k) Intangible assets
The Company accounts for intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” This statement requires that goodwill and other intangible assets with indefinite useful lives not be amortized but instead tested annually for impairment, or immediately if conditions indicate that impairment could exist. Intangible assets with definite useful lives are amortized over their estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” Substantial judgment is necessary in the determination as to whether an event or circumstance has occurred that may trigger an impairment analysis and in the determination of the related cash flows from the asset. Estimating cash flows related to long-lived assets is a difficult and subjective process that applies historical experience and future business expectations to revenues and related operating costs of assets. Should impairment appear to be necessary, subjective judgment must be applied to estimate the fair value of the asset, for which there may be no ready market, which oftentimes results in the use of discounted cash flow analysis and judgmental selection of discount rates to be used in the discounting process. If the Company determines an asset has been impaired based on the projected undiscounted cash flows of the related asset or the business unit, and if the cash flow analysis indicates that the carrying amount of an asset exceeds related undiscounted cash flows, the carrying value is reduced to the estimated fair value of the asset or the present value of the expected future cash flows. There were no events or circumstances that triggered an impairment analysis of intangible assets during the year ended June 30, 2009.

(l) Impairment of long-lived assets
The Company evaluates its long-lived assets, such as property, plant and equipment, construction-in-progress, equity method investments and specifically identified intangibles, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. When the Company believes an impairment condition may have occurred, it is required to estimate the undiscounted future cash flows associated with a long-lived asset or group of long-lived assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities for long-lived assets that are expected to be held and used. The Company evaluates its operating plants as a whole. Production equipment at each plant is not evaluated for impairment separately, as it is integral to the assumed future operations of the plant. All construction and development projects are reviewed for impairment whenever there is an indication of potential reduction in fair value. If it is determined that it is no longer probable that the projects will be completed and all capitalized costs recovered through future operations, the carrying values of the projects would be written down to the recoverable value. If the Company determines that the undiscounted cash flows from an asset to be held and used are less than the carrying amount of the asset, or if the Company has classified an asset as held for sale, it estimates fair value to determine the amount of any impairment charge.
Due to the worldwide business climate, the recessionary trends that have significantly affected commodity prices including methanol, and the HH Joint Venture plant’s operating losses during the year ended June 30, 2009, the Company believed an impairment analysis of the plant’s assets was warranted. As of June 30, 2009, the Company has determined that these assets were not impaired.
(m) Income taxes
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
The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 addresses the determination of whether tax benefits claimed, or expected to be claimed, on a tax return should be recorded in the financial statements. The Company recognizes the tax benefit from an uncertain tax position when, based on technical merits, it is more likely than not the position will be sustained on examination by the taxing authorities.
(n) Debt issuance costs
The Company capitalizes direct costs incurred to issue debt or modify debt agreements. These costs, which are included in other long-term assets on the Company’s consolidated balance sheet, are deferred and amortized to interest expense over the term of the related debt agreement.
(o) Land use rights
Prepayments for land use rights are amortized on a straight-line basis over the term of the leases and are included in long-term assets on the Company’s consolidated balance sheet.
(p) Foreign currency translation
Assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at period-end rates of exchange, and income and expenses are translated at average exchange rates during the period. For the years ended June 30, 2009, 2008 and 2007, adjustments resulting from translating financial statements into U.S. dollars are reported as cumulative translation adjustments and are shown as a separate component of other comprehensive income. Gains and losses from foreign currency transactions are included in the calculation of net loss.
(q) Revenue recognition
Revenue from sales of products, which includes the capacity fee and energy fee earned at the HH Joint Venture plant, and byproducts are recognized when the following elements are satisfied: (i) there are no uncertainties regarding customer acceptance; (ii) there is persuasive evidence that an agreement exists; (iii) delivery has occurred; (iv) the sales price is fixed or determinable; and (v) collectability is reasonably assured.

The Company recognizes revenue from engineering consulting and joint development activities when contract deliverables are completed. Proceeds received prior to the completion of contractual obligations are deferred with revenue recognized upon the Company’s completion of its obligations specified under the contract.
(r) Stock-based compensation
The Company has a stock-based compensation plan under which stock-based awards have been granted to employees and non-employees. Stock-based compensation is accounted for in accordance with SFAS No. 123 (Revised) “Share-Based Payment” (“SFAS 123(R)”). The Company establishes fair values for its equity awards to determine its cost and recognizes the related expense over the appropriate vesting period. The Company recognizes expense for stock options and restricted stock awards. For stock-based awards vesting based on service period, the value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period on a straight-line basis for each separately vesting portion of the award as if the award was, in substance, multiple awards. See Note 12 for additional information related to stock-based compensation expense.
(s) Accounting for Variable Interest Entities (VIEs) and financial statement consolidation criteria
The Company’s primary VIEs are entered into as part of joint ventures. The Company consolidates all VIEs where the Company is the primary beneficiary. This determination is made at the inception of the Company’s involvement with the VIE. The Company considers both qualitative and quantitative factors and forms a conclusion that the Company, or another interest holder, absorbs a majority of the entity’s risk for expected losses, receives a majority of the entity’s potential for expected residual returns, or both.
The Company does not consolidate VIE’s where the Company is not the primary beneficiary. The Company accounts for unconsolidated VIEs under the equity method of accounting and includes the Company’s net investments on the Company’s consolidated balance sheets. The Company’s equity interest in the net income from unconsolidated VIEs is recorded in non- operating (income) expense on a net basis on the Company’s consolidated statements of operations.
Note 2 — Recently Issued Accounting Standards
Effective July 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”) as it relates to financial assets and financial liabilities. In February 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which defers the effective date of SFAS No. 157 by a year for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Accordingly, the Company deferred the adoption of SFAS No. 157 for its nonfinancial assets and nonfinancial liabilities until July 1, 2009. The adoption of SFAS No. 157 is not currently expected to have a material impact on the Company’s financial statements.
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

As required by SFAS No. 157, financial assets and liabilities are classified based on the lowest level of input that is significant for the fair value measurement. The following table summarizes the valuation of the Company’s financial assets and liabilities by pricing levels, as defined by the provisions of SFAS No. 157, as of June 30, 2009 (in thousands):

	Level 1	Level 2		Level 3	Total
Assets:
Certificates of Deposit	$—	$679	(1)	$—	$679
Money Market Funds	—	89,035	(2)	—	89,035

(1)
Amount comprised of $0.3 million included in cash and cash equivalents, $0.1 million included in other current assets, and $0.3 million included in other long-term assets on the Company’s consolidated balance sheet.

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
In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements — an amendment to ARB No. 51.” SFAS No. 160 requires non-controlling interests (previously referred to as minority interests) to be reported as a component of equity. Additionally, the Company will be required to present net income attributable to the Company and the minority partners’ ownership interest separately on the consolidated statements of operations. SFAS No. 160 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and the Company adopted this standard as of July 1, 2009. SFAS No. 160 will be applied prospectively to all non-controlling interests, including any that arose before the effective date.
In May 2008, the FASB issued SFAS No. 165, “Subsequent Events”. SFAS No. 165 establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before the financial statements are issued. SFAS No. 165 sets forth (1) the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date and (3) the disclosures an entity should make about such events or transactions. SFAS No. 165 is applicable to both interim and annual financial statements ending after June 15, 2009. Management has performed a review of the Company’s subsequent events and transactions through September 21, 2009, which is the date the financial statements are issued.
In April 2009, FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP No. FAS 107-1 and APB 28-1 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” as well as APB Opinion No. 28, “Interim Financial Reporting,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. FSP No. FAS 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009, therefore the Company will adopt this standard as of September 30, 2009. Adoption of this standard is expected to result in the addition of interim disclosures of the fair values of the Company’s financial instruments, which previously had only been required annually. Adoption of this standard is expected to have no effect on the Company’s financial statements.
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”. SFAS No. 167 changes the consolidation analysis for variable interest entities. SFAS No. 167 is effective for fiscal years ending after November 15, 2009. The Company is currently evaluating this standard but has not yet determined the impact that the adoption of SFAS No. 167 will have on its financial statements.
In June 2009, the FASB issued SFAS No. 168, “The ‘FASB Accounting Standards Codification’ and the Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 168 establishes the FASB Accounting Standards Codification (“Codification”), which officially commenced July 1, 2009, to become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (‘SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification. Generally, the Codification is not expected to change U.S. GAAP. All other accounting literature excluded from the Codification will be considered nonauthoritative. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009, therefore the Company will adopt SFAS No. 168 for its quarter ending September 30, 2009. The Company is currently evaluating the effect on its financial statement disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification.

Note 3 — Current Projects
Hai Hua Joint Venture
Joint Venture Agreement
On July 6, 2006, the Company entered into a cooperative joint venture contract with Shandong Hai Hua Coal & Chemical Company Ltd. (“Hai Hua”) which established Synthesis Energy Systems (Zaozhuang) New Gas Company Ltd. (the “HH Joint Venture”), a joint venture company that has the primary purposes of (i) developing, constructing and operating a synthesis gas (“syngas”) production plant utilizing the U-GAS® technology in Zaozhuang City, Shandong Province, China and (ii) producing and selling syngas and the various byproducts of the plant, including ash and elemental sulphur. The Company owns 95% of the HH Joint Venture and Hai Hua owns the remaining 5%. The Company has contributed approximately $22.6 million in equity capital and Hai Hua has contributed approximately $0.5 million in equity capital. For the first 20 years after the commercial operation date of the plant, 95% of all net profits and losses of the HH Joint Venture will be distributed to the Company and 5% to Hai Hua. After the initial 20 years, the profit distribution percentages will be changed, with the Company receiving 10% of the net profits/losses of the HH Joint Venture and Hai Hua receiving 90%. The Company consolidates the results of the HH Joint Venture in its consolidated financial statements.
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
Although the plant declared commercial operations in December 2008, Hai Hua did not begin paying the HH Joint Venture for the energy and capacity fees until May 2009 due to differing interpretations between Hai Hua and the HH Joint Venture regarding certain syngas quality components requirements under the contract. During the three months ended March 31, 2009, the plant was only operating for approximately 13% of the period. The downtime was due to an unscheduled maintenance outage, repairs related to a power outage, a local area government industrial inspection, and scheduled maintenance by Hai Hua. During the three months ended June 30, 2009, the plant operated for approximately 60% of the period, was available for production for approximately 95% of the period, and met Hai Hua’s syngas demand and quality requirements for approximately 98% of the time it was operating.
Based on these events, in April 2009, the HH Joint Venture entered into the Supplementary Agreement with Hai Hua, amending the terms of the purchase and sales contract. The Supplementary Agreement was entered into to provide more clarity regarding the required syngas quality and volume to be delivered, recovery of the energy fee during turndown periods and operations coordination during unscheduled outages. Under the Supplementary Agreement, the syngas quality specification has been amended to provide more clarity as to the minor constituents allowable in the syngas. For purposes of the contract, syngas that meets these specifications is deemed “compliant gas” and syngas that does not meet these specifications is deemed “non-compliant gas.” The Supplementary Agreement also adds a requirement for Hai Hua to pay the HH Joint Venture the capacity fee and 70% of the energy fee for all non-compliant gas which is taken by Hai Hua. However, if more than 50% of the syngas taken by Hai Hua during any operating day is non-compliant gas, all of the syngas for that day is deemed to be non-compliant gas for purposes of calculating the energy fee. In addition, the Supplementary Agreement accommodates periods of turndown operation by Hai Hua by establishing a minimum threshold gas off take volume of 7,500 Ncum per hour of net syngas for the purpose of calculating the energy fee during such periods. The Supplementary Agreement also provides that, to the extent Hai Hua has an unscheduled shutdown, and the plant continues to operate on standby during such period, Hai Hua is still required to pay the energy fee to the HH Joint Venture. In the event that the plant has an unscheduled shutdown and does not provide at least three hours prior notice to Hai Hua, the HH Joint Venture may be required to provide certain compensation to Hai Hua.
In an effort to reduce operating costs, the HH Joint Venture entered into an additional agreement with Hai Hua in May 2009 whereby the cost of operating the plant’s air separation unit, or ASU, can be shared between the two parties based on the oxygen consumption of the respective parties over the relevant period. The HH Joint Venture began to provide oxygen and nitrogen to Hai Hua in September 2009. This cost sharing arrangement is expected to reduce operating costs of both the HH Joint Venture and Hai Hua by allowing the parties to operate only one ASU instead of both parties operating their respective ASU’s at low capacity.

The Company is in the process of implementing operational measures, pursuing additional syngas customers and evaluating strategies to reduce the HH Joint Venture’s losses and improve its financial performance including the possible expansion of the plant to produce other products. If the Company is not successful in improving the HH Joint Venture’s profitability, or if management’s estimated cash flow projections for these assets significantly decrease, or if Hai Hua does not make its required payments, the plant’s assets could be impaired. As of June 30, 2009, the Company estimated projected cash flows for the plant and based on this has determined that these assets were not impaired.
Loan agreement
On March 22, 2007, the HH Joint Venture entered into a seven-year loan agreement and received $12.6 million of loan proceeds pursuant to the terms of a Fixed Asset Loan Contract with the Industrial and Commercial Bank of China (“ICBC”) to complete the project financing for the HH Joint Venture. Key terms of the Fixed Asset Loan Contract with ICBC are as follows:
•	Term of the loan is seven years from the commencement date (March 22, 2007) of the loan;
•	Interest is adjusted annually based upon the standard rate announced each year by the People’s Bank of China. As of June 30, 2009, the applicable interest rate was 5.94% and is payable monthly;
•	Principal payments of $1.1 million are due in March and September of each year beginning on September 22, 2008 and ending on March 21, 2014;
•	Hai Hua is the guarantor of the entire loan;
•	Assets of the HH Joint Venture are pledged as collateral for the loan;
•	Covenants include, among other things, prohibiting pre-payment without the consent of ICBC and permitting ICBC to be involved in the review and inspection of the Hai Hua plant; and
•
Loan is subject to customary events of default which, should one or more of them occur and be continuing, would permit ICBC to declare all amounts owing under the contract to be due and payable immediately.

As of June 30, 2009, the HH Joint Venture was in compliance with all covenants and obligations under the Fixed Asset Loan Contract.
Yima Joint Ventures
In August 2009, the Company entered into amended joint venture contracts with Yima Coal Industry (Group) Co., Ltd. (“Yima”), replacing the prior joint venture contracts entered into in October 2008 and April 2009. The joint ventures were formed for each of the gasification, methanol/methanol protein production, and utility island components of the plant (collectively, the “Yima Joint Ventures”). The Company obtained government approvals for the project’s feasibility study during the three months ended December 31, 2008 and for the project’s environmental impact assessment during the three months ended March 31, 2009, which were the two key approvals required to proceed with the project. The amended joint venture contracts provide that: (i) the Company and Yima contribute equity of 25% and 75%, respectively, to the Yima Joint Ventures; (ii) if debt financing is not available to the project, Yima is obligated to provide debt financing via shareholder loans to the project until the project is able to secure third-party debt financing; and (iii) Yima will supply coal to the project from a mine located in close proximity to the project at a preferential price subject to a definitive agreement to be subsequently negotiated. As a result of these provisions, the Company and Yima have contributed our remaining equity contributions of $29.3 million and $90.8 million, respectively, to the Yima Joint Ventures. In the first fiscal quarter of 2010, the Company will incur a charge of $0.9 million relating to consulting fees paid in connection with the closing and funding of the Yima project.
In exchange for its capital contributions, the Company owns a 25% interest in each joint venture and Yima owns a 75% interest. Notwithstanding this, in connection with an expansion of the project, the Company has the option to contribute a greater percentage of capital for the expansion, such that as a result, the Company would have up to a 49% ownership interest in the Yima Joint Ventures.

When phase one of the project is completed, the plant is expected to have an annual capacity of 300,000 tonnes per annum of refined methanol. The parties are planning two future phases of coal gasification projects at this location. Phase two is expected to add additional capacity of 300,000 tonnes per annum of refined methanol or methanol equivalent products, and phase three is expected to add additional capacity of 600,000 tonnes per annum of refined methanol or methanol equivalent products. Refined methanol is the main feedstock for methanol protein and the approvals to date have related to methanol protein production which has not yet been proven to be a commercially viable technology. The Company intends to sell methanol as the primary product from the project and sell methanol protein from a small scale demonstration unit in the project. The Company intends to obtain the business license and related permits for both methanol and methanol protein production. There may be delays in the project if it is unable to obtain these permits.
The joint venture companies have been established. Construction activities for site preparation are currently underway and a Chinese design institute has been selected for the project’s engineering work. The remaining construction and commissioning of phase one is expected to take approximately three years. Based on the project’s current scope, the parties’ current estimate of the total required capital of phase one of the project, which includes the downstream facilities and infrastructure investment in support of phase two of the plant, is approximately $250 million. The total investment for phase two is expected to be significantly lower.
Under the revised joint venture contracts, Yima has agreed to supply coal to the project at a preferential price subject to a definitive agreement to be subsequently negotiated. Additionally, the Yima Joint Ventures and the Company are continuing to investigate the possible acquisition of an operating coal mine which would provide coal to the project.
The remaining capital for the project is to be provided by project debt to be obtained by the Yima Joint Ventures. Yima has agreed to guarantee the project debt and the Company expects this guarantee will allow debt financing to be obtained from domestic Chinese banking sources. The Company has agreed to pledge to Yima its ownership interests in the joint ventures as security for its obligations under any project guarantee. In the event that the debt financing is not obtained, Yima has agreed to provide a loan to the joint ventures to satisfy the remaining capital needs of the project with terms comparable to current market rates at the time of the loan. Yima’s loan would be repaid as soon as third-party debt financing is available for the project.
The Yima Joint Ventures will be governed by a board of directors consisting of eight directors, two of whom will be appointed by the Company and six of whom will be appointed by Yima. The joint ventures’ will also have officers that are appointed by the Company, Yima and/or the board of directors pursuant to the terms of the joint venture contracts. The Company and Yima shall share the profits, and bear the risks and losses, of the joint ventures in proportion to our respective ownership interests. The term of the joint venture shall commence upon each joint venture company obtaining its business license and shall end 30 years after commercial operation of the plant.
Golden Concord Joint Venture
Joint venture contract
The Company is party to a joint venture with Inner Mongolia Golden Concord (Xilinhot) Energy Investment Co., Ltd. (“Golden Concord”). SES—GCL (Inner Mongolia) Coal Chemical Co., Ltd. (the “GC Joint Venture”) was formed to (i) develop, construct and operate a coal gasification, methanol and DME production plant utilizing U-GAS® technology in the Xilinguole Economic and Technology Development Zone, Inner Mongolia Autonomous Region, China and (ii) produce and sell methanol, DME and the various byproducts of the plant, including fly ash, steam, sulphur, hydrogen, xenon and argon. The Company agreed to contribute approximately $16.3 million in cash in exchange for a 51% ownership interest in the GC Joint Venture, and Golden Concord has agreed to contribute approximately $16.0 million in cash for a 49% ownership interest in the GC Joint Venture. The contributions of each of the Company and Golden Concord are payable in installments, with the first 20% due within 90 days of the date of the issuance of the GC Joint Venture’s business license. As of June 30, 2009, the Company had funded a total of approximately $3.3 million of its equity contribution and Golden Concord had funded approximately $3.1 million of its equity contribution. Within the next three months the Company anticipates additional funding to the GC Joint Venture of approximately $0.8 million to settle outstanding construction related vendor payments. Other than this amount, the Company does not anticipate funding any further equity contributions to the GC Joint Venture until acceptable financing can be obtained for the project. The Company consolidates the results of the GC Joint Venture in its consolidated financial statements. The Company believes that, given existing market conditions, debt financing is not currently available on terms that are economically acceptable. However, the Company is continuing to evaluate alternatives for financing with potential partners. The Company is maintaining some of its on-site staff and related functions and is closely monitoring the relevant credit markets. Because of these factors, the Company does not believe that the assets of the GC Joint Venture were impaired as of June 30, 2009. If the Company is unable to develop alternatives for financing with other potential partners, the assets of the GC Joint Venture may be deemed impaired.

Purchase of land use rights
In December 2007, the GC Joint Venture purchased 50-year land use rights from the Chinese government for the construction of the plant. The $0.8 million cost to purchase these land use rights has been capitalized on the Company’s balance sheet as a long-term asset which is being amortized to rent expense over the term of the lease.
ExxonMobil License Rights Agreement
In September 2008, the Company entered into a License Rights Agreement with ExxonMobil Research and Engineering Company, or ExxonMobil, pursuant to which the Company has the right to obtain up to 15 licenses to use certain proprietary technical information of ExxonMobil in the development of the Company’s projects. In September 2008, the Company entered into its first license agreement with ExxonMobil. The Company’s rights to obtain the additional licenses expire in September 2018, subject to earlier termination in limited circumstances specified in the License Rights Agreement. During the three months ended June 30, 2009, the Company wrote-off a $1.25 million royalty paid in September 2008 related to the first license agreement as an impairment loss due to the slowdown of project development in the U.S.
North American Coal
In July 2008, the Company entered into a joint development agreement with The North American Coal Company, or NAC, a subsidiary of NACCO Industries, Inc., through which the Company and NAC would conduct a pre-feasibility study to explore the development of a lignite coal-based gasification facility utilizing our proprietary U-GAS® technology. The location for the study was NAC’s Red Hills Mine operations near Ackerman, Mississippi. In addition, in September 2008, the Company commenced another pre-feasibility study with NAC for the development of a coal-based gasification facility at NAC’s proposed Otter Creek Mine in North Dakota. Although the additional pre-feasibility work for the Otter Creek project was completed during our fiscal third quarter, based on current commodity prices and current financial market conditions in the U.S., the Company does not expect this project will be a viable development option for the Company in the near term. Project development fees of $0.3 million were earned during 2009 upon completion of the Otter Creek project pre-feasibility study for NAC.
CONSOL Energy
In October 2008, the Company’s joint development agreement with CONSOL Energy Inc. expired according to its terms; therefore, funding of the front-end engineering design package for the Benwood, West Virginia synthetic gasoline project will cease. Pursuant to terms and conditions thereof, the agreement automatically expired because a formal joint venture agreement was not entered into within six months of the completion of the pre-feasibility studies for potential projects in Ohio, Pennsylvania and West Virginia. The Company allowed the agreement to expire due to its inability to develop any projects as a result of existing market conditions. During the three months ended December 31, 2008, CONSOL Energy Inc. paid the Company $0.6 million in full settlement of its cost-sharing arrangement under the joint development agreement. This receipt of $0.6 million was reported as a reduction to project and technical development expenses.
Note 4 — Risks and Uncertainties
As a development stage company with limited operations, the Company’s financial performance and future rate of growth are substantially dependent on its ability to: (1) increase the operating rates of the HH Joint Venture plant and provide Hai Hua with syngas that meets contract specifications on a sustainable basis, (2) construct and place in operation the Yima project, and (3) successfully renegotiate the license agreement with GTI before December 31, 2010.
The Company’s revenues are almost exclusively from its HH Joint Venture plant and Hai Hua is currently the Company’s sole customer for syngas. During the fiscal year ended June 30, 2009, the plant was operating at limited capacity due to the depressed methanol prices and reduced demand from Hai Hua. Although the plant declared commercial operation in December 2008, there were differing interpretations regarding certain quality component requirements under the syngas purchase and sale agreement until the Company signed a supplementary agreement in April 2009 which clarified these terms. Under the supplementary agreement, as discussed in Note 3, non-compliant syngas may impact the amount of revenue to be received under the contract.
The Company’s operations are concentrated in China accounting for $42.8 million of the Company’s $43.8 million of long-lived assets, which consisted of construction-in-progress and property, plant and equipment, net of accumulated depreciation. This concentration will continue with its Yima project.
Because the Company’s revenues are generated primarily from a customer who has similar economic interests, and is concentrated in one geographic region, its operations are also susceptible to market volatility resulting from economic, cyclical, or other factors related to the energy industry in China. Further decreases in methanol prices or changes in industry perceptions about the future of coal, methanol or syngas could materially decrease the demand for the Company’s production, adversely affecting its financial position and results of operations.

The Company expects to continue to have operating losses until the HH Joint Venture plant and other projects under development produce significant revenues. The Company believes that it will be able to reduce operating losses at the HH Joint Venture through the expansion of the plant and the sales of excess oxygen to Hai Hua, each as discussed under Note 3 — Current Projects — Hai Hua Joint Venture.”
The Company’s cash balance, after the funding of its commitments related to the Yima project will be used for:
•	general and administrative expenses;
•	working capital;
•	debt service related to the HH Joint Venture;
•	project and technical development expenses, and
•	general corporate purposes.
We believe our available cash is sufficient to meet our cash requirements for the foreseeable future, however, the facts described above create uncertainty. The Company’s cash flow forecasts contain certain estimates and assumptions including sustainable production of compliant syngas, production and sale of byproducts, cost sharing with Hai Hua as well as operating and general and administrative expenses, which could prove to be inaccurate. A material deviation from one or more of these estimates or assumptions could result in a material impact to the Company’s results of operations and cash flows and there can be no assurance that the Company will be able to raise additional debt or equity capital.
Note 5 — Property, Plant and Equipment
Property, plant and equipment consisted of the following (in thousands):

	Estimated	June 30,
	useful lives	2009	2008
Furniture and fixtures	2 to 3 years	$384	$407
Production equipment	20 years	31,295	30,091
Building — plant and office	30 years	7,736	7,009
Leasehold improvements	Lease term	131	122
Computer hardware	3 years	397	230
Computer software	3 years	897	254
Office equipment	3 years	240	357
Motor vehicle	5 years	211	145

		$41,291	$38,615
Less: Accumulated depreciation		(3,578)	(1,045)

Net carrying value		$37,713	$37,570

Depreciation expense for the years ended June 30, 2009, 2008, 2007 was $2.7 million, $1.0 million, and $0.1 million, respectively.
Note 6 — Detail of Selected Balance Sheet Accounts
Inventory consisted of the following (in thousands):

	June 30,
	2009	2008
Raw materials	$192	$150
Parts and assemblies	588	366

	$780	$516

Construction-in-progress related to the following projects (in thousands):

	June 30,
	2009	2008
Golden Concord JV	$4,821	$2,189
HH Joint Venture	1,257	48
Other	—	171

	$6,078	$2,408

Other long-term assets consisted of the following (in thousands):

	June 30,
	2009	2008
Equity investment in Yima Joint Ventures	$1,500	$—
GTI license royalty — Yima Joint Ventures (a)	1,500	—
Land use rights	1,448	1,473
Project prepayments	666	1,221
GTI reservation and use fee	—	1,250
GTI license royalty, net — HH Joint Venture	744	756
Restricted cash	329	579
Value added tax receivable — HH Joint Venture	1,368	—
Other	182	225

	$7,737	$5,504

(a)	In June 2009, the Company agreed to pay GTI a non-refundable payment of $1.5 million toward future royalties due to GTI for the Yima Joint Ventures’ project.
Accrued expenses and other payables consisted of the following (in thousands):

	As of June 30,
	2009	2008

Construction and equipment costs	$4,880	$4,500
Accounts payable — trade	562	2,287
Accrued payroll, vacation and bonuses	1,025	1,558
Technical consulting, engineering and design services	423	1,586
Book overdrafts	1,003	—
Other	935	897

	$8,828	$10,828

Note 7 — Intangible assets
The Company has a license with the Gas Technology Institute (“GTI”), a U.S. based non-profit research organization, for U-GAS® technology.
Pursuant to the Amended and Restated License Agreement dated as of August 31, 2006, as amended on June 14, 2007, between the Company and GTI, or the License Agreement, the Company has an exclusive worldwide license to manufacture, make, use and sell both U-GAS® coal gasification systems and coal and biomass mixture gasification systems that utilize coal and biomass blends having feedstock materials containing no less than 60% coal and no more than 40% biomass. The License Agreement also grants the Company a non-exclusive license to manufacture, make, use and sell worldwide biomass gasification systems and coal and biomass mixture gasification systems that utilize coal and biomass blends having feedstock materials containing up to 60% coal and no less than 40% biomass. The License Agreement has a term of ten years, but may be extended for two additional ten-year periods at our option.
As consideration for the license, the Company paid $500,000 cash, and issued 190,500 shares of restricted common stock, to GTI. The Company is also restricted from offering a competing gasification technology during the term of the License Agreement. Additionally, for each U-GAS® unit which the Company licenses, designs, builds or operates which uses coal or a coal and biomass mixture as the feed stock, the Company must pay a royalty based upon a calculation using the per thermal megawatt/hr of dry syngas production of a rated design capacity, payable in installments at the beginning and at the completion of the construction of a project. The Company must also provide GTI with a copy of each contract that the Company enters into relating to a U-GAS® system and report to GTI with the Company’s progress on development of the technology every six months. A failure to comply with any of the above requirements could result in the termination of the License Agreement by GTI if not cured by the Company within specified time periods.

In addition, the Company was required to (i) have a contract for the sale of a U-GAS® system with a customer in the territory covered by the License Agreement no later than August 31, 2007 and (ii) fabricate and put into operation at least one U-GAS® system by July 31, 2008. The Company has a continuing obligation to fabricate and put into operation at least one U-GAS® system for each calendar year of the License Agreement, beginning with the calendar year 2009. The Company satisfied the obligation to have a contract for the sale of a U-GAS® system no later than August 31, 2007 and fabricate and put into operation at least one U-GAS® system by July 31, 2008 through the HH Joint Venture described below. In June 2009, the Company agreed to pay GTI a non-refundable payment of $1.5 million toward future royalties due to GTI for the proposed Yima project. In conjunction with this agreement, GTI agreed to waive the Company’s next required obligation to put a U-GAS® system into operation until the earlier of the renegotiated License Agreement or December 31, 2010. Additionally, the Company is required to disclose to GTI any improvements related to the U-GAS® system that are developed and implemented by the Company and the manner of using and applying such improvements. Failure to satisfy the requirements as to these milestones could lead to the revocation of the license by GTI; provided, however, that GTI is required to give a twelve-month notice of termination and the Company is able to cure the default and continue the License Agreement prior to the expiration of such time period.
Without the prior written consent of GTI, the Company has no right to sublicense any U-GAS® system other than to customers for which we have constructed a U-GAS® system. For a period of ten years, the Company is restricted from disclosing any confidential information (as defined in the License Agreement) to any person other than employees of the Company’s affiliates or contractors who are required to deal with such information, and such persons will be bound by the confidentiality provisions of the license. The Company has further indemnified GTI and its affiliates from any liability or loss resulting from unauthorized disclosure or use of any confidential information that it receives.
The cost and accumulated amortization of intangible assets were as follows (in thousands):

	As of June 30, 2009			As of June 30, 2008
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Use rights of U-GAS®	$1,886	$537	$1,349	$1,886	$348	$1,538
Other intangible assets	37	—	37	8	—	8

Total	$1,923	$537	$1,386	$1,894	$348	$1,546

The use rights of U-GAS® have an amortization period of ten years. Amortization expense was $0.2 million for each of the years ended June 30, 2009, 2008 and 2007 and is recorded in depreciation and amortization expense. Estimated amortization expense for each of the five subsequent fiscal years is expected to be $0.2 million.
Note 8 — Income taxes
For financial reporting purposes, net loss before income taxes and minority interest showing domestic and foreign sources was as follows (in thousands):

	Year Ended June 30,
	2009	2008	2007

Domestic	$(9,992)	$(18,969)	$(9,399)
Foreign	(19,287)	(9,083)	(3,780)

Net loss before minority interest	$(29,279)	$(28,052)	$(13,179)

Provision for income taxes
The following is a reconciliation of income taxes at the statutory federal income tax rate of 35% to the income tax provision (benefit) recorded (in thousands):

	Year Ended June 30,
	2009	2008	2007

Net loss before minority interest	$(29,279)	$(28,052)	$(13,179)

Computed tax benefit at statutory rate	(10,247)	(9,818)	(4,613)
Other	463	88	2
Tax on income (losses) from foreign operations	4,400	1,822	1,049
Valuation allowance	5,384	7,908	3,562

	$—	$—	$—

Deferred tax assets (liabilities)
Net deferred asset (liabilities) consisted of the following (in thousands):

	Year Ended June 30,
	2009	2008

Deferred tax assets (liabilities):
Net operating loss carry forward	$12,833	$6,818
Depreciation and amortization	(32)	(72)
Stock-based compensation	4,613	5,003
Accrued vacation	23	26
Accrued bonus	97	94
Other accruals	529	809

Subtotal	18,063	12,678
Valuation allowance	(18,063)	(12,678)

Net deferred assets (liabilities)	$—	$—

At June 30, 2009 we had approximately $25.5 million of U.S. federal net operating loss (“NOL”) carryforwards, and $15.6 million of China NOL carryforwards. The U.S. federal NOL carryforwards have expiration dates through the year 2028. The China NOL carry forwards have expiration dates through 2013. The utilization of U.S. federal NOLs and other tax attributes may be limited due to changes in ownership from equity offerings that occurred during the year and any future equity offerings.
The Company’s tax returns are subject to periodic audit by the various taxing jurisdictions in which the Company operates, which can result in adjustments to its NOLs. There are no significant audits underway at this time.
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
The Company and one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company has been subject to U.S. federal, state, and local, or non-U.S. income tax examinations by tax authorities for all tax years since its operations began in 2003. As of June 30, 2009, the Internal Revenue Service (“IRS”) has not proposed any adjustments to the Company’s material tax positions. The Company establishes reserves for positions taken on tax matters which, although considered appropriate under the regulations, could potentially be successfully challenged by authorities during a tax audit or review. The Company did not have any liability for uncertain tax positions as of June 30, 2009 or 2008.
Note 9 — Net Loss Per Share Data
Historical net loss per share of common stock is computed using the weighted average number of shares of common stock outstanding. Basic loss per share excludes dilution and is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Stock options are the only potential dilutive share equivalents the Company has outstanding for the periods presented. For the years ended June 30, 2009, 2008 and 2007 and the period from November 4, 2003 (inception) to June 30, 2009, options to purchase shares of common stock were excluded from the computation of diluted earnings per share as their effect would have been antidilutive as the Company incurred net losses during the periods.

Note 10 — Commitments and Contingencies
Letters of credit
On January 14, 2008, the Company entered into a 63 month lease agreement, with a 60 month optional renewal, for its new corporate office in Houston, Texas. The lease commenced on March 27, 2008 with rental payments of $20,308 per month for the first year and escalating thereafter annually. The obligations of the Company under the lease are secured by a letter of credit for $328,900, which will be paid to the landlord if the Company commits any default under the lease which is not cured. The letter of credit remains in place until the third anniversary of the lease, but is reduced to $219,266 after the second anniversary of the lease. The company has a $328,900 investment in a long-term certificate of deposit pledged as collateral for this letter of credit and also pays an annual fee of 1.0% on this letter of credit.
Operating leases
The Company occupies approximately 10,000 square feet of leased office space in Houston, Texas. The Company also leases approximately 6,000 square feet of office space in Shanghai, China. Rental expenses incurred under operating leases for the years ended June 30, 2009, 2008, 2007 and the period from November 4, 2003 (inception) to June 30, 2009 were approximately $0.3 million, $0.3 million $0.1 million and $0.7 million, respectively. Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of June 30, 2009 are as follows (in thousands):

Years Ending June 30,	Total
2010	$352
2011	256
2012	259
2013	265
Thereafter	—

Total lease commitments	$1,132

Litigation
In September 2008, the Company was named as one of a number of defendants in a lawsuit filed in the U.S. District Court for the Central District of California, Southern Division, by Igor Olenicoff, one of the Company’s former stockholders, and a company he controls. Also named were Timothy E. Vail (our former CEO and one of our directors), David Eichinger (our former CFO), and another one of the Company’s directors (collectively, the Company, Mr. Vail, Mr. Eichinger and the director are referred to as the “SES Defendants”), as well as UBS AG, Union Charter Ltd., and other persons who allegedly managed Mr. Olenicoff’s investments outside the U.S. The SES Defendants have been named in this lawsuit based primarily upon allegations that one of one of the Company’s former stockholders, Teflomi Trade & Trust, Inc., was a shell company formed for the purposes of holding Mr. Olenicoff’s assets overseas, and that the SES Defendants allegedly had knowledge of this arrangement. The claims initially asserted against the SES Defendants included, among others, securities fraud in violation of Rule 10b-5 under the Securities Act and the California state law equivalent, violations of the Racketeer Influenced and Corrupt Organizations Act, or RICO, common law fraud and negligent misrepresentation, breach of fiduciary duty, conspiracy and unfair business practices. On the SES Defendants’ motion, on July 31, 2009, the court issued an order dismissing the securities fraud claims as to each of the SES Defendants and the common law fraud, negligent misrepresentation claim and breach of fiduciary duty claims as to the Company, Mr. Vail and Mr. Eichinger. The court determined that certain other claims, including RICO, conspiracy and unfair business practices, were sufficiently pled and could proceed at this stage. Plaintiffs were given leave to amend and, on April 24, 2009, filed an amended complaint attempting to replead their securities fraud claims, and have alleged a new claim for violation of the Uniform Commercial Code. The SES Defendants intend to move to dismiss these claims, believe all claims alleged to be without merit, and intend to continue to vigorously defend all claims which are allowed to proceed in the court.
Note 11 — Stockholders’ Equity
NASDAQ listing
On November 2, 2007, the Company’s common stock began trading on The NASDAQ Stock Market under the symbol “SYMX.”

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
Issuance to GTI
GTI provides the Company with various technical services including but not limited to laboratory testing of coal samples and plant design review. On August 31, 2006, the Company issued 190,500 shares of common stock to GTI as consideration for the issuance of the U-GAS® license, as described in more detail in Note 8 above. In addition, on September 25, 2007, the Company entered into a Reservation and Use Agreement with GTI for the reservation of time to use GTI’s Flex-Fuel Test Facility in Des Plaines, Illinois to perform pilot-scale evaluations to verify and validate process design information for effects of fuel variability on syngas (volume and quality) with prospective fuels. The tests conducted in the facility allow for a mass balance analysis on specific coal sources to be used in the design of commercial U-GAS® plants. The agreement reserves the facility for 3 months in the calendar year 2008 and 2009. During fiscal year 2008, the Company issued 278,000 unregistered shares of common stock in satisfaction of the $2.5 million reservation and use fee for the facility.
Note 12 — Stock-Based Compensation
As of June 30, 2009, the Company had outstanding stock option and restricted stock awards granted under the Company’s Amended and Restated 2005 Incentive Plan, as amended (the “Plan”). As of June 30, 3009, 2,695,912 shares were authorized for future issuance pursuant to the Plan. Under the Plan, the Company may grant both incentive and non-qualified stock options, stock appreciation rights, restricted stock units and other stock-based awards to officers, directors, employees and non-employees. Stock option awards generally vest ratably over a one to four year period and expire ten years after the date of grant.
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
For the years ended June 30, 2009, 2008 and 2007, the Company recorded stock-based compensation expense of approximately $1.9 million, $6.0 million and $6.6 million, respectively. During the year ended June 30, 2009, credits of approximately $4.8 million were recognized to stock-based compensation expense due to the reversal of previously recognized expense due to forfeitures related to cancellations of terminated employees’ stock option awards.

Assumptions
The fair values for the stock options granted during the years ended June 30, 2009, 2008 and 2007 were estimated at the date of grant using a Black-Scholes-Morton option-pricing model with the following weighted-average assumptions.

	Year Ended June 30,
	2009	2008	2007

Risk-free rate of return	1.80%	3.47%	4.76%
Expected life of award	5.6 years	6.1 years	3.5 years
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility of stock	87%	73%	69%
Weighted-average grant date fair value	$0.46	$6.72	$3.47
The expected volatility of stock assumption was derived by referring to changes in the historical volatility of comparable companies. In accordance with SAB 107, we used the “simplified” method for “plain vanilla” options to estimate the expected term of options granted during 2009, 2008 and 2007.
Stock option activity during the three years ended June 30, 2009 was as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Stock Options	Price	Term (years)	(in millions)
Outstanding at June 30, 2006	4,802,500	$2.97
Granted	860,000	6.45
Exercised	—	—
Cancelled/forfeited	—	—

Outstanding at June 30, 2007	5,662,500	3.50
Granted	1,852,500	9.65
Exercised	(92,000)	6.20
Cancelled/forfeited	(287,000)	7.89

Outstanding at June 30, 2008	7,136,000	4.90
Granted	6,082,538	1.08
Exercised	(106,750)	0.59		$0.1
Cancelled/forfeited	(8,012,250)	4.83

Outstanding at June 30, 2009	5,099,538	0.67	9.6	$2.6

Exercisable at June 30, 2009	3,208,511	0.63	9.6	$1.7

As of June 30, 2009, approximately $2.9 million of estimated expense with respect to non-vested stock-based awards has yet to be recognized and will be recognized in expense over the remaining weighted average period of approximately 1.7 years.
The following table summarizes information with respect to stock options outstanding and exercisable at June 30, 2009:

		Weighted
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average
	Number	Term	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	(Years)	Price	Exercisable	Price
$0.43 to $0.66	4,697,038	9.7	$0.61	3,208,511	$0.63
$0.67 to $1.00	242,500	9.6	0.73	—	—
$1.01 to $2.00	110,000	9.3	1.92	—	—
$2.01 to $3.00	50,000	9.3	2.59	—	—

Total	5,099,538	9.6	0.67	3,208,511	0.63

Restricted Stock Grants to Employees
During the year ended June 30, 2008 and 2007, the Company issued 1,900 and 3,900 shares, respectively, of restricted stock to employees. The shares issued for the stock grants were immediately vested upon grant.

Note 13 — Subsequent Event
In August 2009, the Company entered into amended joint venture contracts with Yima and contributed its remaining equity contributions of $29.3 million to the Yima Joint Ventures. See Note 3 for additional information.
Note 14 — Quarterly Results of Operations (Unaudited) (in thousands, except per share amounts)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Year
2009:
Revenues	$125	$483	$326	$1,168	$2,102
Operating loss (a)	(9,337)	(10,519)	(3,559)	(6,647)	(30,062)
Net loss (a)	(8,516)	(9,752)	(3,615)	(6,693)	(28,576)
Net loss per share — basic and diluted (a)	(0.18)	(0.20)	(0.08)	(0.14)	(0.60)

2008:
Revenues	—	—	40	288	328
Operating loss	(3,818)	(4,438)	(7,627)	(12,178)	(28,061)
Net loss	(3,766)	(4,328)	(7,438)	(11,910)	(27,442)
Net loss per share — basic and diluted	(0.12)	(0.13)	(0.20)	(0.32)	(0.80)

(a)
The operating results for the third quarter of 2009 included credits of approximately $3.4 million that were recognized to stock-based compensation expense due to the reversal of previously recognized expense due to forfeitures related to cancellations of terminated employees’ stock option awards.

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
Our management, with the participation of the Chief Executive Officer and the Chief Accounting Officer, assessed the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2009. Based upon that evaluation, including consideration of the material weaknesses in our internal control over financial reporting discussed below, our Chief Executive Officer and Chief Accounting Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2009.
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

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management, with the participation of the Chief Executive Officer and the Chief Accounting Officer, evaluated the effectiveness of our internal control over financial reporting as of June 30, 2009 based on criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, management has concluded that we did not maintain effective internal control over financial reporting as of June 30, 2009 due to the material weakness in internal control over financial reporting described below. A material weakness is a control deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement to the annual or interim financial statements could occur and not be prevented or detected on a timely basis.
Management concluded that a previously identified and reported material weakness in internal control over financial reporting still existed as of June 30, 2009. Specifically, our internal control over financial reporting was not effective at ensuring that financial reporting risks arising from complex and non-routine transactions are identified timely and that appropriate accounting policies for such transactions are selected and applied. This material weakness resulted in adjustments to our interim preliminary consolidated financial statements that were not identified by us. These errors were not prevented or detected by our internal control over financial reporting which could have resulted in a material misstatement of our interim or year-end consolidated financial statements and disclosures.
This annual report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report on Form 10-K.
(c) Remediation Plans for Material Weakness in Internal Control over Financial Reporting Related to Complex and Non-Routine Transactions
During fiscal year 2009, we designed and implemented enhanced procedures to address the material weakness identified in management’s assessment of our disclosure controls and procedures which included ensuring that the relevant personnel involved in the accounting for complex and non-routine transactions fully understand and apply the proper accounting for such transactions. In addition, we are fully prepared to engage external accounting resources, when necessary, to augment our consideration and resolution of accounting matters especially those involving complex and non-routine transactions. We will not consider this material weakness fully remediated until we can evidence effectiveness of these procedures for a sufficient period of time.
(d) Remediation of Material Weakness in Internal Control over Financial Reporting Related to Monitoring the Operation of Internal Controls within our Period-end Close Process on a Timely Basis
Our management previously identified and disclosed a material weakness in our internal control over financial reporting. Specifically, we reported that we did not maintain a sufficient number of accounting professionals with familiarity with our operations and the requisite knowledge of U.S. generally accepted accounting principles, or U.S. GAAP. As a result, our internal control over financial reporting was not effective at monitoring the operation of internal controls within our period-end close process on a timely basis. This material weakness resulted in errors in our interim and year-end preliminary consolidated financial statements during fiscal year 2008 that were not prevented or detected by our internal control over financial reporting.
We implemented a remediation plan of enhanced monthly and quarterly controls and procedures to address this material weakness. These new controls and procedures have materially affected the Company’s internal control over financial reporting and primarily consisted of the following:
1)
Hired a full-time Chief Accounting Officer with appropriate U.S. GAAP and public company financial reporting experience. This assured that previously designed period-end close procedures and controls were being performed by accounting personnel with appropriate experience and judgment.

2)	Changed the frequency of several period-end close procedures and controls from quarterly to monthly.
3)	Implemented enhancements of existing internal controls in order to strengthen the control over the monthly and/or quarterly period-end close and financial reporting processes.
Management has concluded that the remedial actions as described above have remediated this material weakness as of June 30, 2009.

(e) Changes in Internal Control Over Financial Reporting
As described above, in the paragraph titled Remediation of Material Weakness in Internal Control over Financial Reporting Related to Monitoring the Operation of Internal Controls within our Period-end Close Process, there were changes in our internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As a result of these changes, as stated above, management has concluded that the previously reported material weakness relating to the period-end close process has been remediated. There have been no other changes in our internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting except for those changes described above.

Item 9B.	Other Information
None.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended June 30, 2009.

Item 11.	Executive Compensation
The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended June 30, 2009.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended June 30, 2009.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended June 30, 2009.

Item 14.	Principal Accountant Fees and Services
The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended June 30, 2009.

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

10.6	+
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

10.8
Shareholder’s Loan Agreement by and between Synthesis Energy Systems Investments, Inc. and Synthesis Energy Systems (Zaozhuang) dated March 20, 2007 (incorporated by reference to Exhibit 10.15 to Amendment No. 2 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on March 30, 2007).

10.9
Fixed Assets Loan Contract between Synthesis Energy Systems (Zaozhuang) New Gas Company Ltd. and Industrial and Commercial Bank of China dated March 27, 2007 — English translation from original Chinese document (incorporated by reference to Exhibit 10.16 to Amendment No. 2 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on March 30, 2007).

Number		Description of Exhibits

10.10
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

10.12
Amendment No. 1 to Amended and Restated License Agreement by and between Synthesis Energy Systems, Inc. and Gas Technology Institute dated June 14, 2007 (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement (Registration No. 333-143817) on Form SB-2 filed on June 15, 2007).

10.13
Joint Development Agreement by and between Synthesis Energy Systems, Inc. and AEI dated July 11, 2007 (incorporated by reference to Exhibit 10.24 to Amendment No. 1 to the Company’s Registration Statement (Registration No. 333-143817) on Form SB-2 filed on July 16, 2007).

10.14
Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2007).

10.15
Reservation and Use Agreement dated September 25, 2007 between the Company and the Gas Technology Institute (incorporated by reference to Exhibit 10.26 to Amendment No. 4 to the Company’s Registration Statement (Registration No. 333-143817) on Form SB-2 filed on September 26, 2007).

10.16
First Amendment to Joint Development Agreement by and between the Company and AEI dated September 26, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 2, 2007).

10.17
Lease Agreement between Synthesis Energy Systems, Inc. and AVPF Riverway Ltd. dated January 14, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 31, 2008).

10.18
Severance Agreement and Release between Synthesis Energy Systems, Inc. and Carol Pearson dated effective April 12, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 17, 2008).

10.19	+	First Amendment to the Amended and Restated 2005 Incentive Plan (incorporated by reference to Annex B to the Company’s Proxy Statement on Schedule 14A filed on November 15, 2007).

10.20
Equity Joint Venture Contract of Yima-SES New Energy Company Ltd. between Yima Coal Industry (Group) Co., Ltd. and Synthesis Energy Systems Investment, Inc. dated October 11, 2008 — English translation from original Chinese document (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 23, 2008).]

10.21		Employment Agreement between the Company and Robert Rigdon dated March 14, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 12, 2008).

10.22		Employment Agreement between the Company and Kevin Kelly dated October 16, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 12, 2008).

10.23		Letter Agreement between the Company and Kevin Kelly dated January 9, 2009 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 14, 2009).

10.24
Separation Agreement and Release between the Company and Timothy E. Vail dated effective March 31, 2009 (incorporated by reference herein to Exhibit 10.6 to the Company’s Current Report on Form 8-K dated April 2, 2009).

Number		Description of Exhibits

10.25
Separation Agreement and Release between the Company and David Eichinger dated effective March 31, 2009 (incorporated by reference herein to Exhibit 10.7 to the Company’s Current Report on Form 8-K dated April 2, 2009).

10.26		Form of Nonstatutory Stock Option Agreement (incorporated by reference herein to Exhibit 10.8 to the Company’s Current Report on Form 8-K dated April 2, 2009).

10.27
Form of Equity Joint Venture Contract between Yima Coal Industry (Group) Co., Ltd. and Synthesis Energy Investment Holdings, Inc. dated April 30, 2009 — English translation from original Chinese document (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2009).]

10.28		Letter Agreement between the Company and Don Bunnell dated August 13, 2009 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 13, 2009).

10.29
Form of Equity Joint Venture Contract between Yima Coal Industry (Group) Co., Ltd. and Synthesis Energy Investment Holdings, Inc. dated August 27, 2009 — English translation from original Chinese document. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 2, 2009).

21.1	*	Subsidiaries of the Company.

23.1	*	Consent of PricewaterhouseCoopers LLP.

23.2	*	Consent of KPMG LLP.

31.1	*	Certification of Chief Executive Officer of Synthesis Energy Systems, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	*	Certification of Chief Accounting Officer of Synthesis Energy Systems, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	*
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

SYNTHESIS ENERGY SYSTEMS, INC.
Date: September 21, 2009	By:	/s/ Robert Rigdon
Robert Rigdon, President
and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity In Which Signed	Date

/s/ Robert Rigdon Robert Rigdon	President and Chief Executive Officer and Director (Principal Executive Officer)	September 21, 2009

/s/ Kevin Kelly Kevin Kelly	Chief Accounting Officer, Controller and Secretary (Principal Financial and Accounting Officer)	September 21, 2009

/s/ Donald Bunnell Donald Bunnell	President, Chief Executive Officer — Asia Pacific and Director	September 21, 2009

/s/ Lorenzo Lamadrid	Director	September 21, 2009

Lorenzo Lamadrid

/s/ Michael Storey	Director	September 21, 2009

Michael Storey

/s/ Denis Slavich	Director	September 21, 2009

Denis Slavich

/s/ Harry Rubin	Director	September 21, 2009

Harry Rubin

/s/ Timothy Vail	Director	September 21, 2009

Timothy Vail

EXHIBIT INDEX

Number	Description of Exhibits

21.1*	Subsidiaries of the Company.

23.1*	Consent of PricewaterhouseCoopers LLP.

23.2*	Consent of KPMG LLP.

31.1*	Certification of Chief Executive Officer of Synthesis Energy Systems, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Accounting Officer of Synthesis Energy Systems, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

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