Form 10-Q
period 2009-09-30
SYNTHESIS ENERGY SYSTEMS INC
filed 2009-11-16
CIK 1375063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from: ______ to: ______
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
Yes ☐     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
As of November 5, 2009 there were 48,010,921 shares of the registrant’s common stock, par value $.01 per share, outstanding.
Transitional Small Business Disclosure Format Yes ☐       No ☑

Page

PART 1. Financial Information

Item 1. Financial Statements	2

Consolidated Balance Sheets as of September 30, 2009 and June 30, 2008 (unaudited)	2

Consolidated Statements of Operations for the Three Months Ended September 30, 2009 and 2008 and the period from November 4, 2003 (inception) to September 30, 2009 (unaudited)	3

Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2009 and 2008 and the period from November 4, 2003 (inception) to September 30, 2009 (unaudited)	4

Consolidated Statements of Stockholders Equity for the period from November 4, 2003 (inception) to September 30, 2009 (unaudited)	5

Notes to the Consolidated Financial Statements (unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosure about Market Risk	27

Item 4. Controls and Procedures	28

PART II. Other Information

Item 1. Legal Proceedings	29

Item 1A. Risk Factors	29

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3. Defaults Upon Senior Securities	29

Item 4. Submission of Matters to a Vote of Security Holders	30

Item 5. Other Information	30

Item 6. Exhibits	31

EX-31.1
EX-31.2
EX-32.1
EX-32.2

i

PART I
Item 1.   Financial Statements
SYNTHESIS ENERGY SYSTEMS, INC.
(A Development Stage Enterprise)
Consolidated Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	September 30,	June 30,
	2009	2009
ASSETS

Current assets:
Cash and cash equivalents	$54,961	$90,420
Accounts receivable	1,919	1,333
Prepaid expenses and other currents assets	1,044	689
Inventory	711	780

Total current assets	58,635	93,222

Construction-in-progress	5,499	6,078
Property, plant and equipment, net	37,715	37,713
Intangible asset, net	1,344	1,386
Investment in Yima joint venture	32,288	1,500
Other long-term assets	4,808	6,237

Total assets	$140,289	$146,136

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accrued expenses and accounts payable	$7,627	$8,828
Current portion of long-term bank loan	2,255	2,254

Total current liabilities	9,882	11,082
Long-term bank loan	7,834	8,958

Total liabilities	17,716	20,040

Stockholders’ Equity:
Common stock, $0.01 par value: 100,000 shares authorized: 48,218 and 48,118 shares issued and outstanding, respectively	482	481
Additional paid-in capital	197,066	196,441
Deficit accumulated during development stage	(79,278)	(74,701)
Accumulated other comprehensive income	1,608	1,598

Total Synthesis Energy Systems, Inc. stockholders’ equity	119,878	123,819
Noncontrolling interests in subsidiaries	2,695	2,277

Total stockholders’ equity	122,573	126,096

Total liabilities and stockholders’ equity	$140,289	$146,136

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.
(A Development Stage Enterprise)
Consolidated Statements of Operation
(In thousands, except per share amounts)
(Unaudited)

			November 4,
			2003
	Three Months Ended		(inception) to
	September 30,	September 30,	September 30,
	2009	2008	2009
Revenue:
Product sales	$1,644	$125	$3,699
Other	657	—	1,032

Total revenue	2,301	125	4,731

Costs and Expenses:
Costs of product sales and plant operating expenses	1,737	1,422	11,581
General and administrative expenses	3,081	4,559	39,514
Project and technical development expenses	1,020	570	12,702
Stock-based compensation expense	598	2,132	18,179
Depreciation and amortization	722	779	5,059

Total costs and expenses	7,158	9,462	87,035

Operating loss	(4,857)	(9,337)	(82,304)

Non-operating (income) expense:
Interest income	(38)	(776)	(2,783)
Interest expense	180	278	1,529

Net loss	(4,999)	(8,839)	(81,050)

Less: net loss attributable to noncontrolling interests	422	323	1,772

Net loss attributable to stockholders	$(4,577)	$(8,516)	$(79,278)

Net loss per share:
Basic and diluted	$(0.10)	$(0.18)	$(2.40)

Weighted average common shares outstanding
Basic and diluted	48,148	48,011	33,006

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.
(A Development Stage Enterprise)
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

			November 4, 2003
	Three Months Ended September 30,		(inception) to
	2009	2008	September 30, 2009
Cash flows from operating activities:
Net loss	$(4,999)	$(8,839)	$(81,050)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	598	2,132	18,179
Depreciation of property, plant and equipment	663	721	4,383
Amortization of intangible and other assets	60	59	676
Loss on disposal of property, plant and equipment	2	5	135
Impairment loss on ExxonMobil license royalty	—	—	1,250
Changes in operating assets and liabilities:
Accounts receivable	(586)	(107)	(1,918)
Prepaid expenses and other current assets	(354)	(981)	322
Inventory	69	(28)	(709)
Other long-term assets	5	—	(128)
Accrued expenses and other payables	(962)	(1,759)	528

Net cash used in operating activities	(5,504)	(8,797)	(58,332)

Cash flows from investing activities:
Purchase of marketable securities	—	(45,000)	(45,000)
Redemption of marketable securities	—	—	45,000
Capital expenditures	(258)	(1,804)	(37,413)
Equity investment in Yima Joint Ventures	(29,288)	—	(30,788)
GTI license royalty — Yima Joint Ventures	—	—	(1,500)
ExxonMobil license royalty	—	—	(1,250)
Proceeds from sale of fixed assets	—	1	6
Restricted cash -investments in long-term certificates of deposit	—	—	(429)
Amendment of GTI license rights	—	—	(500)
Purchase of land use rights	(181)	—	(1,900)
Receipt of Chinese governmental grant	—	—	556
Project prepayments	—	(6)	(3,210)

Net cash used in investing activities	(29,727)	(46,809)	(76,428)

Cash flows from financing activities:
Proceeds (costs) from issuance of common stock, net	—	(7)	174,981
Proceeds from long-term bank loan	—	—	12,081
Payments on long-term bank loan	(1,127)	(1,130)	(3,380)
Prepaid interest	—	—	(276)
Deferred financing costs	—	—	(143)
Contribution from noncontrolling interest partners	840	—	4,456
Proceeds from exercise of stock options, net	63	—	691
Loans from shareholders	—	—	11

Net cash provided by (used in) financing activities	(224)	(1,137)	188,421

Net increase (decrease) in cash	(35,455)	(56,743)	53,661
Cash and cash equivalents, beginning of period	90,420	127,872	—
Effect of exchange rates on cash	(4)	(74)	1,300

Cash and cash equivalents, end of period	$54,961	$71,055	$54,961

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.
(A Development Stage Enterprise)
Consolidated Statement of Stockholders’ Equity
(In thousands)
(Unaudited)

				Deficit
				Accumulated
	Common Stock			During the	Other	Non-
		Common	Additional	Development	Comprehensive	controlling
	Shares	Stock	Paid-in Capital	Stage	Income	Interest	Total

Balance at November 4, 2003 (inception)	100,000	$—	$—	$—	$—	$—	$—
Net loss for the period November 4, 2003 to June 30, 2004	—	—	—	—	—	—	—

Balance at June 30, 2004	100,000	—	—	—	—	—	—

Shares Forfeited in Merger	(94,000)	—	—	—	—	—	—
Shares Issued in Merger	21,000	—	—	—	—	—	—
Net loss	—	—	—	(358)	—	—	(358)
Investor contributions	—	264	236	—	—	—	500
Conversion of debt to equity	—	6	5	—	—	—	11
Net proceeds from private placement offering	1,030	10	2,474	—	—	—	2,484

Balance at June 30, 2005	28,030	280	2,715	(358)	—	—	2,637

Net loss	—	—	—	(5,183)	—	—	(5,183)
Net proceeds from private placement offering	970	10	2,378	—	—	—	2,388
Stock-based compensation	—	—	3,043	—	—	—	3,043
Adjustment related to return of shares	(4,353)	(44)	44	—	—	—	—

Balance at June 30, 2006	24,647	246	8,180	(5,541)	—	—	2,885

Net loss	—	—	—	(13,142)	—	(37)	(13,179)
Currency translation adjustment	—	—	—	—	175	—	175
Contribution from noncontrolling interest partners	—	—	—	—	—	492	492
Net proceeds from private placement offering	3,346	34	16,126	—	—	—	16,160
Stock-based compensation	—	—	6,608	—	—	—	6,608
Shares issued for amended GTI license	191	2	1,374	—	—	—	1,376
Shares issued upon UCF option exercise	2,000	20	4,980	—	—	—	5,000
Stock grants to employees	4	—	33	—	—	—	33

Balance at June 30, 2007	30,188	302	37,301	(18,683)	175	455	19,550

Net loss	—	—	—	(27,442)	—	(610)	(28,052)
Currency translation adjustment	—	—	—	—	1,390	—	1,390
Contribution from noncontrolling interest partners	—	—	—	—	—	3,124	3,124
Stock-based compensation	—	—	6,010	—	—	—	6,010
Exercise of stock options	92	1	564	—	—	—	565
Shares issued for GTI reservation use fee	278	3	2,497	—	—	—	2,500
Shares issued in public offerings	17,451	174	148,226	—	—	—	148,400
Stock grants to employees	2	—	19	—	—	—	19

Balance at June 30, 2008	48,011	480	194,617	(46,125)	1,565	2,969	153,506

Net loss	—	—	—	(28,576)	—	(692)	(29,268)
Currency translation adjustment	—	—	—	—	33	—	33
Public offering costs	—	—	(107)	—	—	—	(107)
Stock-based compensation	—	—	1,869	—	—	—	1,869
Exercise of stock options	107	1	62	—	—	—	63

Balance at June 30, 2009	48,118	481	196,441	(74,701)	1,598	2,277	126,096

Net loss	—	—	—	(4,577)	—	(422)	(4,999)
Currency translation adjustment	—	—	—	—	10	—	10
Contribution from noncontrolling interest partners	—	—	—	—	—	840	840
Stock-based compensation	—	—	598	—	—	—	598
Exercise of stock options	100	1	27	—	—	—	28

Balance at September 30, 2009	48,218	$482	$197,066	$(79,278)	$1,608	$2,695	$122,573

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.
(A Development Stage Enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
Note 1 – Summary of Significant Accounting Policies
(a) Organization and description of business
Synthesis Energy Systems, Inc. (“SES”), together with its wholly-owned and majority-owned controlled subsidiaries (collectively, “the Company”) is a development stage enterprise. The Company builds, owns and operates coal gasification plants that utilize our proprietary U-GAS® fluidized bed gasification technology to convert low rank coal and coal wastes into higher value energy products, such as syngas, transportation fuels and ammonia. The Company’s headquarters are located in Houston, Texas.
(b) Basis of presentation and principles of consolidation
The consolidated financial statements for the periods presented are unaudited and reflect all adjustments, consisting of normal recurring items, which management considers necessary for a fair presentation. Operating results for the three months ended September 30, 2009 are not necessarily indicative of results to be expected for the fiscal year ending June 30, 2010.
The consolidated financial statements are in U.S. dollars and include SES and all of its wholly-owned and majority-owned controlled subsidiaries. Noncontrolling interests in consolidated subsidiaries in the consolidated balance sheets represents minority stockholders’ proportionate share of the equity in such subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto reported in the Company’s Annual Report on Form 10-K for the year ended June 30, 2009. Significant accounting policies that are new or updated from those presented in the Company’s Annual Report on Form 10-K for the year ended June 30, 2009 are included below. The consolidated financial statements have been prepared in accordance with the rules of the United States Securities and Exchange Commission (“SEC”) for interim financial statements and do not include all annual disclosures required by generally accepted accounting principles in the United States. Certain reclassifications have been made in prior period financial statements to conform to current period presentation. These reclassifications had no effect on net loss.
(c) Revenue Recognition
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
The Company recognizes revenue from engineering services and joint development activities under the percentage-of-completion method.

To date, substantially all of the Company’s revenues have been derived from its joint venture partners.
(d) Fair Value Measurements
Accounting standards require that fair value measurements be classified and disclosed in one of the following categories:

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
The Company’s financial assets and liabilities are classified based on the lowest level of input that is significant for the fair value measurement. The following table summarizes the valuation of the Company’s financial assets and liabilities by pricing levels, as of September 30, 2009 (in thousands):

	Level 1	Level 2		Level 3	Total
Assets:
Certificates of Deposit	$—	$429	(1)	$—	$429
Money Market Funds	—	53,318	(2)	—	53,318

(1)	Amount comprised of $0.1 million included in other current assets and $0.3 million included in other long-term assets on the Company’s consolidated balance sheet.

(2)	Amount included in cash and cash equivalents on the Company’s consolidated balance sheet.
On July 1, 2009, the Company adopted a newly issued accounting standard for fair value measurements of all nonfinancial assets and nonfinancial liabilities not recognized or disclosed at fair value in the financial statements on a non-recurring basis. The accounting standard for those assets and liabilities did not have a material impact on the Company’s financial position, results of operations or liquidity. The Company did not have any significant nonfinancial assets or nonfinancial liabilities that would be recognized or disclosed at fair value on a non-recurring basis as of September 30, 2009.
Note 2 – Recently Issued Accounting Standards
In December 2007, the FASB issued authoritative guidance which established new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The new guidance requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. This guidance clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, it requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. Additionally, there are expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company adopted the new guidance on July 1, 2009 and applied the provisions retroactively to all prior periods presented.

In May 2008, the FASB issued new authoritative guidance which establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before the financial statements are issued. This guidance sets forth (1) the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date and (3) the disclosures an entity should make about such events or transactions. Management has performed a review of our subsequent events and transactions through November 16, 2009, which is the date the financial statements are issued.
In June 2009, the FASB issued the FASB Accounting Standards Codification (“Codification”). The Codification became the single source for all authoritative GAAP recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009. The Codification does not change GAAP and did not have an effect on our financial position, results of operations or cash flows.
In June 2009, the FASB issued a new standard that amends the accounting and disclosure requirements for the consolidation of variable interest entities. The new standard changed consolidation analysis for variable interest entities, and it is effective for fiscal years ending after November 15, 2009. The adoption of this standard did not have an impact on the Company’s financial statements.
Note 3 – Current Projects
Hai Hua Joint Venture
Joint Venture Agreement
On July 6, 2006, the Company entered into a cooperative joint venture contract with Shandong Hai Hua Coal & Chemical Company Ltd. (“Hai Hua”) which established Synthesis Energy Systems (Zaozhuang) New Gas Company Ltd. (the “HH Joint Venture”), a joint venture company that has the primary purposes of (i) developing, constructing and operating a synthesis gas (“syngas”) production plant utilizing the U-GAS® technology in Zaozhuang City, Shandong Province, China and (ii) producing and selling syngas and the various byproducts of the plant, including ash and elemental sulphur. The Company owns 95% of the HH Joint Venture and Hai Hua owns the remaining 5%. The Company has contributed approximately $26.0 million in equity capital and Hai Hua has contributed approximately $1.3 million in equity capital. The remainder of the HH Joint Venture’s capital has been funded by intercompany loans from the Company. For the first 20 years after the commercial operation date of the plant, 95% of all net profits and losses of the HH Joint Venture will be distributed to the Company and 5% to Hai Hua. After the initial 20 years, the profit distribution percentages will be changed, with the Company receiving 10% of the net profits/losses of the HH Joint Venture and Hai Hua receiving 90%. The Company consolidates the results of the HH Joint Venture in its consolidated financial statements.
Syngas Purchase and Sale Agreement
The HH Joint Venture is also party to a purchase and sales contract with Hai Hua for syngas produced by the plant, whereby Hai Hua will pay the HH Joint Venture an energy fee and capacity fee, as described below, based on the syngas production. The syngas to be purchased by Hai Hua is subject to certain quality component requirements set forth in the contract. In late December 2008, the plant declared commercial operations status for purposes of the purchase and sale agreement. The energy fee is a per normal cubic meters (“Ncum”) of syngas calculated by a formula which factors in the monthly averages of the prices of design base coal, coke, coke oven gas, power, steam and water, all of which are components used in the production of syngas. The capacity fee is paid based on the capacity of the plant to produce syngas, factoring in the number of hours (i) of production and (ii) of capability of production as compared to the guaranteed capacity of the plant, which for purposes of the contract is 22,000 Ncum per hour of net syngas. Hai Hua is obligated to pay the capacity fee regardless of whether they use the gasification capacity, subject only to availability of the plant, quality of the syngas and exceptions for certain events of force majeure. Due to worldwide reductions in methanol prices, Hai Hua is operating at a reduced rate of syngas consumption. Hai Hua has forecasted the use of approximately 35% to 45% of the syngas guarantee capacity for the remainder of calendar 2009.

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
In order to make up for the reduced energy fee, the HH Joint Venture entered into an additional agreement with Hai Hua whereby the cost of operating the plant’s air separation unit, or ASU, can be shared between the two parties based on the oxygen consumption of the respective parties over the relevant period. The HH Joint Venture began to provide oxygen to Hai Hua in September 2009. This cost sharing arrangement is expected to reduce operating costs of both the HH Joint Venture and Hai Hua by allowing the parties to operate only one ASU instead of both parties operating their respective ASU’s at low capacity. The Company is in the process of implementing operational measures and evaluating strategies to reduce the HH Joint Venture’s losses and improve its financial performance. Additionally, the Company is evaluating alternative products and partnership structures for a possible expansion of the HH Joint Venture plant. The Company does not believe any additional equity would be required from the Company for an expansion as it expects to contribute its 95% equity interest toward the expansion with third parties contributing all the additional required equity to expand the plant. The scope of the expansion is still under evaluation and the Company expects to make a decision on moving forward with an expansion near the end of the first quarter of calendar 2010. The local government has expressed strong support for this expansion project and has executed a letter of intent allowing a new state-owned local coal mine to be used as a debt guarantee. The letter of intent also contemplates providing discounted coal to the project from this local coal mine.
If the Company is not successful in improving the HH Joint Venture’s profitability, or if management’s estimated cash flow projections for these assets significantly decrease, or if Hai Hua does not make its required payments, the plant’s assets could be impaired. As of September 30, 2009, the Company has determined that these assets were not impaired.

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

•
Interest is adjusted annually based upon the standard rate announced each year by the People’s Bank of China, and as of September 30, 2009, the applicable interest rate was 5.94% and is payable monthly;

•	Principal payments of $1.1 million are due in March and September of each year beginning on September 22, 2008 and ending on March 21, 2014;

•	Hai Hua is the guarantor of the entire loan;

•	Assets of the HH Joint Venture are pledged as collateral for the loan;

•	Covenants include, among other things, prohibiting pre-payment without the consent of ICBC and permitting ICBC to be involved in the review and inspection of the Hai Hua plant; and

•	Subject to customary events of default which, should one or more of them occur and be continuing, would permit ICBC to declare all amounts owing under the contract to be due and payable immediately.
As of September 30, 2009, the HH Joint Venture was in compliance with all covenants and obligations under the Fixed Asset Loan Contract.
Yima Joint Ventures
In August 2009, the Company entered into amended joint venture contracts with Yima Coal Industry (Group) Co., Ltd. (“Yima”), replacing the prior joint venture contracts entered into in October 2008 and April 2009. The joint ventures were formed for each of the gasification, methanol/methanol protein production, and utility island components of the plant (collectively, the “Yima Joint Ventures”). The Company obtained government approvals for the project’s feasibility study during the three months ended December 31, 2008 and for the project’s environmental impact assessment during the three months ended March 31, 2009, which were the two key approvals required to proceed with the project. The amended joint venture contracts provide that: (i) the Company and Yima contribute equity of 25% and 75%, respectively, to the Yima Joint Ventures; (ii) Yima will guarantee the repayment of loans from third party lenders for 50% of the project’s cost and, if debt financing is not available, Yima is obligated to provide debt financing via shareholder loans to the project until the project is able to secure third-party debt financing; and (iii) Yima will supply coal to the project from a mine located in close proximity to the project at a preferential price subject to a definitive agreement to be subsequently negotiated. In connection with entering into the amended contracts, the Company and Yima have contributed their remaining cash equity contributions of $29.3 million and $90.8 million, respectively, to the Yima Joint Ventures. The Company will also be responsible for its share of any cost overruns on the project. During the three months ended September 30, 2010, the Company incurred a charge of $0.9 million relating to consulting fees paid in connection with the closing and funding of the Yima project.
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
The joint venture companies have been established. Construction activities for site preparation are currently underway and a Chinese engineering company has been selected for the project’s engineering work. The remaining construction and commissioning of phase one is expected to take approximately three years. Based on the project’s current scope, the parties’ current estimate of the total required capital of phase one of the project, which includes the downstream facilities and infrastructure investment in support of phase two of the plant, is approximately $250 million. The total investment for phase two is expected to be significantly lower.
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
The Yima Joint Ventures will be governed by a board of directors consisting of eight directors, two of whom will be appointed by the Company and six of whom will be appointed by Yima. The joint ventures’ will also have officers that are nominated by the Company, Yima and/or the board of directors pursuant to the terms of the joint venture contracts. The Company and Yima shall share the profits, and bear the risks and losses, of the joint ventures in proportion to our respective ownership interests. The term of the joint venture shall commence upon each joint venture company obtaining its business license and shall end 30 years after commercial operation of the plant.
During the three months ended September 30, 2009, the Company recognized $0.6 million of other revenue for engineering services provided to the Yima Joint Ventures.
The Company has included the $1.5 million payment paid to GTI in June 2009 toward future royalties due to GTI for the Yima Joint Ventures’ project as part of the Company’s investment in the Yima project. An additional future royalty payment of approximately $1.5 million will be due to GTI upon the commissioning of the gasifier equipment for the Yima project.

Golden Concord Joint Venture
Joint Venture Contract
The Company is party to a joint venture with Inner Mongolia Golden Concord (Xilinhot) Energy Investment Co., Ltd. (“Golden Concord”). SES—GCL (Inner Mongolia) Coal Chemical Co., Ltd. (the “GC Joint Venture”) was formed to (i) develop, construct and operate a coal gasification, methanol and DME production plant utilizing U-GAS® technology in the Xilinguole Economic and Technology Development Zone, Inner Mongolia Autonomous Region, China and (ii) produce and sell methanol, DME and the various byproducts of the plant, including fly ash, steam, sulphur, hydrogen, xenon and argon. The Company agreed to contribute approximately $16.3 million in cash in exchange for a 51% ownership interest in the GC Joint Venture, and Golden Concord has agreed to contribute approximately $16.0 million in cash for a 49% ownership interest in the GC Joint Venture. The contributions of each of the Company and Golden Concord are payable in installments, with the first 20% due within 90 days of the date of the issuance of the GC Joint Venture’s business license. As of September 30, 2009, the Company had funded a total of approximately $3.3 million of its equity contribution and Golden Concord had funded approximately $3.1 million of its equity contribution. Within the next three months the Company anticipates additional funding to the GC Joint Venture of approximately $0.2 million to settle outstanding construction related vendor payments. Other than this amount, the Company does not anticipate funding any further equity contributions to the GC Joint Venture until acceptable financing can be obtained for the project. The Company consolidates the results of the GC Joint Venture in its consolidated financial statements. The Company believes that, given existing market conditions, debt financing is not currently available on terms that are economically acceptable. However, the Company is continuing to evaluate alternatives for financing with potential partners. The Company is maintaining some of its on-site staff and related functions and is closely monitoring the relevant credit markets. Because of these factors, the Company does not believe that the assets of the GC Joint Venture were impaired as of September 30, 2009. If the Company is unable to develop alternatives for financing with other potential partners, the assets of the GC Joint Venture may be deemed impaired in a future period.
Purchase of land use rights
In December 2007, the GC Joint Venture purchased 50-year land use rights from the Chinese government for the construction of the plant. The $0.8 million cost to purchase these land use rights has been capitalized on the Company’s balance sheet as a long-term asset which is being amortized to rent expense over the term of the lease.
Note 4 – GTI License Agreement
On November 5, 2009, the Company entered into an Amended and Restated License Agreement (the “New Agreement”) with GTI, replacing the Amended and Restated License Agreement between the Company and GTI dated August 31, 2006, as amended (the “Original Agreement”). Under the New Agreement, the Company maintains its exclusive worldwide rights to license the U-GAS® technology for all types of coals and coal/biomass mixtures with coal content exceeding 60%, as well as the non-exclusive right to license the U-GAS® technology for 100% biomass and coal/biomass blends exceeding 40% biomass. The New Agreement differs from the Old Agreement most critically by allowing the Company to sublicense U-GAS® to third parties for coal, coal and biomass mixtures or 100% biomass projects (subject to the approval of GTI, which approval shall not be unreasonably withheld), with the Company and GTI to share the revenue from such third party licensing fees based on an agreed percentage split (the “Agreed Percentage”). In addition, the prior obligation to fabricate and put into operation at least one U-GAS® system for each calendar year of the Original Agreement in order to maintain the license has been eliminated in the New Agreement.

In order to sublicense any U-GAS® system, the Company is required to comply with certain requirements set forth in the New Agreement. In the preliminary stage of developing a potential sublicense, the Company is required to provide notice and certain information regarding the potential sublicense to GTI and GTI is required to provide notice of approval or non-approval within ten business days of the date of the notice from the Company, provided that GTI is required to not unreasonably withhold their approval. If GTI does not respond within such ten business day period, they are deemed to have approved of the sublicense. The Company is required to provide updates on any potential sublicenses once every three months during the term of the New Agreement. The Company is also restricted from offering a competing gasification technology during the term of the New Agreement and is required to pay certain royalties to GTI.
For each U-GAS® unit which the Company licenses, designs, builds or operates for itself or for a party other than a sublicensee and which uses coal or a coal and biomass mixture or biomass as the feed stock, the Company must pay a royalty based upon a calculation using the MMBtu per hour of dry syngas production of a rated design capacity, payable in installments at the beginning and at the completion of the construction of a project (the “Standard Royalty”). Although it is calculated using a different unit of measurement, the Standard Royalty is effectively the same as the royalty payable to GTI under the Original Agreement. If the Company invests, or has the option to invest, in a specified percentage of the equity of a third party, and the royalty payable by such third party for their sublicense exceeds the Standard Royalty, the Company is required to pay to GTI the Agreed Percentage of such royalty payable by such third party. However, if the royalty payable by such third party for their sublicense is less than the Standard Royalty, the Company is required to pay to GTI, in addition to the Agreed Percentage of such royalty payable by such third party, the Agreed Percentage of its dividends and liquidation proceeds from its equity investment in the third party. In addition, if the Company receives a carried interest in a third party, and the carried interest is less than a specified percentage of the equity of such third party, the Company is required to pay to GTI, in the Company’s sole discretion, either (i) the Standard Royalty or (ii) the Agreed Percentage of the royalty payable to such third party for their sublicense, as well as the Agreed Percentage of the carried interest. The Company will be required to pay the Standard Royalty to GTI if the percentage of the equity of a third party that the Company (a) invests in, (b) has an option to invest in, or (c) receives a carried interest in, exceeds the above specified percentage of the third party.
The Company is required to make an annual payment to GTI for each year of the term beginning with the year ended December 31, 2010, with such annual payment due by the last day of January of the following year; provided, however, that the Company is entitled to deduct all royalties paid to GTI in a given year under the New Agreement from this amount, and if such royalties exceed the annual payment amount in a given year, the Company is not required to make the annual payment. The Company must also provide GTI with a copy of each contract that it enters into relating to a U-GAS® system and report to GTI with its progress on development of the technology every six months.
For a period of ten years, the Company and GTI are restricted from disclosing any confidential information (as defined in the New Agreement) to any person other than employees of affiliates or contractors who are required to deal with such information, and such persons will be bound by the confidentiality provisions of the New Agreement. The Company has further indemnified GTI and its affiliates from any liability or loss resulting from unauthorized disclosure or use of any confidential information that it receives.
The term of the New Agreement is the same as the Original Agreement, expiring on August 31, 2016, but may be extended for two additional ten-year periods at the option of the Company.
In June 2009, the Company agreed to pay GTI a non-refundable payment of $1.5 million toward future royalties due to GTI under the Original Agreement for the proposed Yima Joint Ventures project.

Note 5 – Stock-Based Compensation
As of September 30, 2009, the Company had outstanding stock option and restricted stock awards granted under the Company’s Amended and Restated 2005 Incentive Plan, as amended (the “Plan”). As of September 30, 2009, 2,432,162 shares were authorized for future issuance pursuant to the Plan and $2.5 million of estimated expense with respect to non-vested stock-based awards has yet to be recognized.
Stock option activity during the three months ended September 30, 2009 was as follows:

Number of
Stock
Options
Outstanding at June 30, 2009	5,099,538
Granted	275,000
Exercised	(131,250)
Forfeited	(11,250)

Outstanding at September 30, 2009	5,232,038

Exercisable at September 30, 2009	3,376,117

Note 6 – Detail of Selected Balance Sheet Accounts
Inventory consisted of the following (in thousands):

	September 30,	June 30,
	2009	2009
Raw materials	$136	$192
Parts and assemblies	575	588

Total	$711	$780

Construction-in-progress related to the following projects (in thousands):

	September 30,	June 30,
	2009	2009
Golden Concord JV	$4,824	$4,821
HH Joint Venture	675	1,257

Total	$5,499	$6,078

Note 7 – Net Loss Per Share
Historical net loss per share of common stock is computed using the weighted average number of shares of common stock outstanding. Basic loss per share excludes dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Stock options are the only potential dilutive share equivalents the Company has outstanding for the periods presented. For the three months ended September 30, 2009 and 2008 and the period from November 4, 2003 (inception) to September 30, 2009, options to purchase common stock were excluded from the computation of diluted earnings per share as their effect would have been antidilutive as the Company incurred net losses during those periods.

Note 8 – Risks and Uncertainties
The global economy has experienced a significant contraction, with an almost unprecedented lack of availability of business and consumer credit, which has impeded the Company’s ability to obtain financing for its projects. This decrease and any future decrease in economic activity in China or in other regions of the world in which the Company may in the future do business could significantly and adversely affect its results of operations and financial condition in a number of other ways. Any decline in economic conditions may reduce the demand or prices from the products from our plants. In addition, the market for commodities such as methanol is under significant pressure and the Company is unsure of how much longer this will continue. As a direct result of these trends, the Company’s ability to finance and develop its existing projects, commence any new projects and sell our products could be adversely impacted.
The Company’s development of any further projects will be limited until worldwide capital and debt markets improve and it has assurances that acceptable financing is available to complete the project. Until these markets improve, the Company’s strategy will be to base its operations primarily in China, with only focused development in other markets, using its current capital resources. Even if the Company does obtain the necessary capital for its projects, the Company could face other delays in its projects due to additional approval requirements or due to unanticipated issues in the commissioning of such a project. These factors could lead to, among other things, the impairment of several of the Company’s significant assets, including its investments in the HH Joint Venture, the GC Joint Venture and the Yima Joint Ventures, and an inability to develop any further projects.
The Company may need to raise additional capital through equity and debt financing for any new projects that are developed, to support its existing projects and possible expansions thereof and for its corporate general and administrative expenses. The Company cannot provide any assurance that any financing will be available to the Company in the future on acceptable terms or at all. Any such financing could be dilutive to the Company’s existing stockholders. If the Company cannot raise required funds on acceptable terms, it may not be able to, among other things, (i) maintain its general and administrative expenses at current levels; (ii) negotiate and enter into new gasification plant development contracts; (iii) expand its operations; (iv) hire and train new employees; or (v) respond to competitive pressures or unanticipated capital requirements.
Under the terms of the New Agreement with GTI, the Company is permitted to sell U-GAS® technology licenses, components and services to third parties and the Company has already identified potential opportunities in the U.S., India and Australia. The Company’s ability to successfully develop licensing opportunities for the U-GAS® technology is uncertain and depends upon the strength of global markets as well as its continued capability to deliver technology licenses, components and services primarily through its China operations center. In addition, as with the Company’s other projects, the Company will be exposed to the risk of financial non-performance by its customers. Although the Company anticipates that it can generate revenues through engineering and technical service fees, as well as licensing fees and royalties on products sold by its licensees that incorporate its proprietary technology, there can be no assurances that the Company will be able to do so and its inability to do so could have a material adverse effect on its business and results of operation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this quarterly report. Some of the information contained in this discussion and analysis or set forth elsewhere in this quarterly report, including information with respect to our plans and strategy for our business and related financing, include forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended June 30, 2009 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
Business Overview
We are in our development stage and therefore have had limited operations. We build, own and operate coal gasification plants that utilize our proprietary U-GAS® fluidized bed gasification technology to convert low rank coal and coal wastes into higher value energy products. We believe that we have several advantages over commercially available competing gasification technologies, such as entrained flow and fixed bed technologies, including our ability to use all ranks of coals (including low rank, high ash and high moisture coals, which are usually significantly cheaper than higher grade coals), many coal waste products and biomass feed stocks, which provide greater fuel flexibility, and our ability to operate efficiently on a smaller scale, which enables us to construct plants at a lower capital cost thus enabling us to be a lower cost producer of syngas for energy products.
Our principal operating activities are currently in China, however, we are developing opportunities in other countries including the U.S., Australia and India to provide U-GAS® technology licenses, equipment components and engineering services to third parties. Our first commercial scale coal gasification plant is located in Shandong Province, China and has been in operation since the three months ended March 31, 2008. We have additional projects in various stages of development in Henan Province, China and in the Inner Mongolia Autonomous Region of China.
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
Our business strategy includes the following elements:
•
Improve the profitability and cash flows of the HH Joint Venture plant. We are continuing to implement operational measures and evaluating strategies to reduce the HH Joint Venture’s losses and improve its financial performance, including the possible expansion of the plant to produce other products.

•
Execute on projects in China. We are currently executing on our Yima project and intend to leverage our success to date at the HH Joint Venture in our ongoing business development efforts. Our projects under development are also expected to have a significant impact on our business development efforts and financial results once they are completed and producing. We also believe that our Yima Joint Venture will help to demonstrate our ability to expand into increasingly larger projects and new product markets.

•
Leverage our proprietary technology. We intend to place increased focus on development of licensing opportunities for our proprietary U-GAS® technology on a global basis with a focus on China, India, the U.S. and Australia due to their large low rank coal resources. We anticipate that we can generate revenues through engineering and technical service fees, as well as licensing fees and royalties on products sold by our licensees that incorporate our proprietary technology without incurring the significant capital costs required to develop a plant.

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

Results of Operations
We are in our development stage and therefore have had limited operations. We generated revenues of $2.3 million for the three months ended September 30, 2009 and $2.1 million during the fiscal year ended June 30, 2009. We have sustained net losses of approximately $79.3 million from November 4, 2003, the date of our inception, to September 30, 2009. We have primarily financed our operations to date through private placements and two public offerings of our common stock.
Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008
Revenue. Total revenue increased $2.2 million to $2.3 million for the three months ended September 30, 2009 compared to $0.1 million for the three months ended September 30, 2008.
Product sales were $1.6 million for the three months ended September 30, 2009 compared to $0.1 million for the three months ended September 30, 2008 and were derived from the sale of syngas and other byproducts produced at the HH Joint Venture plant in China. Product revenues have increased at the plant due to the plant’s increased availability for production, increased syngas volume offtake by our customer, Hai Hua, and increased byproduct sales including sales of our excess oxygen to Hai Hua under our ASU cost-sharing arrangement which began in September 2009.
Other revenues were $0.7 million for the three months ended September 30, 2009 and were primarily for engineering services related to the Yima project.

Costs of product sales and plant operating expenses. Costs of product sales and plant operating expenses increased by $0.3 million to $1.7 million for the for the three months ended September 30, 2009 compared to $1.4 million for the three months ended September 30, 2008, and were comprised principally of coal consumption, electricity, and other operating costs at the HH Joint Venture plant in China. The costs for the three months ended September 30, 2008 were incurred prior to the plant achieving commercial operations status.
General and administrative expenses. General and administrative expenses decreased by $1.5 million to $3.1 million during the three months ended September 30, 2009 compared to $4.6 million during the three months ended September 30, 2008. The decrease of $1.5 million was primarily due to a decrease in compensation costs as a result of reduced staffing levels, and a decrease in consulting and professional fees.
Project and technical development expenses. Project and technical development expenses increased by $0.4 million to $1.0 million for the three months ended September 30, 2009 compared to $0.6 million for the three months ended September 30, 2008. Project development expenses for the three months ended September 30, 2009 included a $0.9 million charge for a consulting fee related to the financial closing of the Yima project.
Stock-based compensation expense. Stock-based compensation expense decreased by $1.5 million to $0.6 million for the three months ended September 30, 2009 compared to $2.1 million for the three months ended September 30, 2008. The decrease was principally due to fewer stock option awards outstanding due to forfeitures. Additionally, the amount of stock-based compensation expense associated with recent grants of stock option awards is lower than certain prior awards due to the decrease in the price of our common stock.
Depreciation and amortization. Depreciation and amortization decreased by $0.1 million to $0.7 million during the three months ended September 30, 2009 compared to $0.8 million during the three months ended September 30, 2008. The decrease was due principally to the change in the estimated useful live of the production equipment at the HH Joint Venture plant from a period of 15 years to 20 years effective October 1, 2008.
Interest income. Interest income decreased to $38,000 for the three months ended September 30, 2009 compared to $0.8 million for the three months ended September 30, 2008. The decrease was primarily due to lower effective yields on money market investments and less invested principal balances.
Interest expense. Interest expense decreased by $0.1 million to $0.2 million for the three months ended September 30, 2009 compared to $0.3 million during the three months ended September 30, 2008. The decrease was primarily due to the HH Joint Venture’s lower outstanding principal balance on its loan with the Industrial and Commercial Bank of China and to a lower interest rate based on the annual adjustment in March 2009.
Non-controlling interest. Non-controlling interest increased by $0.1 million to $0.4 million for the three months ended September 30, 2009 compared to $0.3 million during the three months ended September 30, 2008. The increase was principally due to recognizing Hai Hua’s 5% interest in the HH Joint Venture’s losses. During the three months ended September 30, 2009, Hai Hua made an equity contribution to the HH Joint Venture of $0.8 million.
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

As of September 30, 2009, we had $55.0 million in cash and cash equivalents and $48.8 million of working capital available to us. During the three months ended September 30, 2009, cash flows used in operating activities were $5.5 million. Additionally, we invested $29.3 million of our cash into the Yima Joint Ventures and repaid $1.1 million of principal on the HH Joint Venture loan. At current levels, we expect to incur corporate general and administrative expenses of approximately $11 million during the year ending June 30, 2010. We are also funding our share of the working capital, operating losses and debt service of the HH Joint Venture. The following summarizes the uses of equity capital and debt with respect to our projects.
HH Joint Venture
Our first project is the HH Joint Venture, through which we and Hai Hua developed, constructed and are now operating a syngas production plant utilizing U-GAS® technology in Zaozhuang City, Shandong Province, China designed to produce approximately 28,000 standard cubic meters per hour of gross syngas. The plant produces and sells syngas and the various byproducts of the plant, including ash and elemental sulphur. Hai Hua, an independent producer of coke and coke oven gas, owns a subsidiary engaged in methanol production. We have contributed $26.0 million in equity capital and Hai Hua has contributed $1.3 million in equity capital. The remainder of the HH Joint Venture’s capital has been funded by intercompany loans from us. The plant produced initial syngas and syngas sales commenced during the three months ended March 31, 2008. The plant was built on a site adjacent to the Hai Hua coke and methanol facility. Hai Hua has granted rights of way for construction access and other ongoing operations of the plant. The land for the construction of this plant was acquired from the Chinese government with the assistance of the Shandong Xue Cheng Economic Development Zone.
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
On March 22, 2007, the HH Joint Venture entered into a seven-year loan agreement and received $12.6 million of loan proceeds pursuant to the terms of a Fixed Asset Loan Contract with ICBC to complete the project financing for the HH Joint Venture. Key terms of the Fixed Asset Loan Contract with ICBC are as follows:
•	Term of the loan is seven years from the commencement date (March 22, 2007) of the loan;
•	Interest is adjusted annually based upon the standard rate announced each year by the People’s Bank of China. As of September 30, 2009, the applicable interest rate was 5.94% and is payable monthly;
•	Principal payments of $1.1 million are due in March and September of each year beginning on September 22, 2008 and ending on March 21, 2014;
•	Hai Hua is the guarantor of the entire loan;
•	Assets of the HH Joint Venture are pledged as collateral for the loan;

•	Covenants include, among other things, prohibiting pre-payment without the consent of ICBC and permitting ICBC to be involved in the review and inspection of the Hai Hua plant; and
•
Loan is subject to customary events of default which, should one or more of them occur and be continuing, would permit ICBC to declare all amounts owing under the contract to be due and payable immediately.

As of September 30, 2009, the HH Joint Venture is in compliance with all covenants and obligations under the Fixed Asset Loan Contract.
The plant produced initial syngas, and syngas sales commenced, during the three months ended March 31, 2008. Due to recent worldwide reductions in methanol prices, Hai Hua is operating at a reduced rate of syngas consumption. Hai Hua is forecasting the use of approximately 35% to 45% of the syngas guarantee capacity for the remainder of calendar 2009. The HH Joint Venture plant is expected to continue operating at reduced capacity due to the depressed methanol market. The reduced capacity at the HH Joint Venture plant has contributed to the plant’s operating losses. In addition to funding these operating losses, we are funding the working capital and debt service for the HH Joint Venture. We are in the process of implementing operational measures, pursuing additional customers and evaluating strategies to reduce the HH Joint Venture’s losses and improve its financial performance. Additionally, we are evaluating alternative products and partnership structures for a possible expansion of the HH Joint Venture plant. We do not believe any additional equity would be required from us for an expansion as we expect to contribute our 95% equity interest toward the expansion with third parties contributing all the additional required equity to expand the plant. The scope of the expansion is still under evaluation and we expect to make a decision on moving forward with an expansion near the end of the first quarter of calendar 2010. The local government has expressed strong support for this expansion project and has executed a letter of intent allowing a new state-owned local coal mine to be used as a debt guarantee. The letter of intent also contemplates providing discounted coal to the project from this local coal mine.
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
In an effort to reduce operating costs, the HH Joint Venture entered into an additional agreement with Hai Hua whereby the cost of operating the plant’s air separation unit, or ASU, can be shared between the two parties based on the oxygen consumption of the respective parties over the relevant period. The HH Joint Venture began to provide oxygen to Hai Hua in September 2009. This cost sharing arrangement is expected to reduce operating costs of both the HH Joint Venture and Hai Hua by allowing the parties to operate only one ASU instead of both parties operating their respective ASU’s at low capacity.

During the three months ended September 30, 2009, the plant operated for approximately 54% of the period, was available for production for approximately 97% of the period, and met Hai Hua’s syngas demand and quality requirements for approximately 99% of the time that it was operating. If we are not successful in improving the HH Joint Venture’s profitability, or if management’s estimated cash flow projections for these assets significantly decrease, or if Hai Hua does not make its required payments, the plant’s assets could be impaired. As of September 30, 2009, we estimated projected cash flows for the plant and based on this we have determined that these assets were not impaired.
Yima Joint Ventures
In August 2009, we entered into amended joint venture contracts with Yima, replacing the prior joint venture contracts entered into in October 2008 and April 2009. The Yima Joint Ventures were formed for each of the gasification, methanol/methanol protein production, and utility island components of the plant. We obtained government approvals for the project’s feasibility study during the three months ended December 31, 2008 and for the project’s environmental impact assessment during the three months ended March 31, 2009, which were the two key approvals required to proceed with the project. The amended joint venture contracts provide that: (i) we and Yima contribute equity of 25% and 75%, respectively, to the Yima Joint Ventures; (ii) Yima will guarantee the repayment of loans from third party lenders for 50% of the project cost and, if debt financing is not available, Yima is obligated to provide debt financing via shareholder loans to the project until the project is able to secure third-party debt financing; and (iii) Yima will supply coal to the project from a mine located in close proximity to the project at a preferential price subject to a definitive agreement to be subsequently negotiated. In connection with entering into the amended contracts, we and Yima have contributed our respective remaining cash equity contributions of $29.3 million and $90.8 million, respectively, to the Yima Joint Ventures. We will also be responsible for our share of any cost overruns on the project. During the three months ended September 30, 2010, we incurred a charge of $0.9 million relating to consulting fees paid in connection with the closing and funding of the Yima project.
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
The joint venture companies have been established. Construction activities for site preparation are currently underway and a Chinese engineering company has been selected for the project’s engineering work. The remaining construction and commissioning of phase one is expected to take approximately three years. Based on the project’s current scope, the parties’ current estimate of the total required capital of phase one of the project, which includes the downstream facilities and infrastructure investment in support of phase two of the plant, is approximately $250 million. The total investment for phase two is expected to be significantly lower.

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
The Yima Joint Ventures will be governed by a board of directors consisting of eight directors, two of whom will be appointed by us and six of whom will be appointed by Yima. The joint ventures’ will also have officers that are nominated by us, Yima and/or the board of directors pursuant to the terms of the joint venture contracts. We and Yima shall share the profits, and bear the risks and losses, of the joint ventures in proportion to our respective ownership interests. The term of the joint venture shall commence upon each joint venture company obtaining its business license and shall end 30 years after the issuance of such business licenses.
During the three months ended September 30, 2009, we recognized $0.6 million of other revenue for engineering services provided to the Yima Joint Ventures.
We have included the $1.5 million payment paid to GTI in June 2009 toward future royalties due to GTI for the Yima Joint Ventures’ project as part of our investment in the Yima project. An additional future royalty payment of approximately $1.5 million will be due to GTI upon the commissioning of the gasifier equipment for the Yima project.
Golden Concord Joint Venture
Our joint venture with Golden Concord was formed to (i) develop, construct and operate a coal gasification, methanol and DME production plant utilizing U-GAS® technology in the Xilinguole Economic and Technology Development Zone, Inner Mongolia Autonomous Region, China and (ii) produce and sell methanol, DME and the various byproducts of the plant, including fly ash, steam, sulphur, hydrogen, xenon and argon. We agreed to contribute approximately $16.3 million in cash in exchange for a 51% ownership interest in the GC Joint Venture, and Golden Concord has agreed to contribute approximately $16 million in cash for a 49% ownership interest in the GC Joint Venture. We consolidate the results of the GC Joint Venture in our consolidated financial statements. As of September 30, 2009, we have funded a total of $3.3 million of our equity contribution and Golden Concord has funded an additional approximately $3.1 million of its equity contribution. In the near term, we anticipate additional funding to the GC Joint Venture of approximately $0.2 million to settle outstanding design and construction related vendor payments. We do not anticipate funding any further equity contributions to the GC Joint Venture until acceptable financing can be obtained for the project. We believe that, given existing market conditions, debt financing is not currently available on terms that are economically acceptable. However, we are continuing to evaluate alternatives for financing with potential partners. We are maintaining some of our on-site staff and related functions and are closely monitoring the relevant credit markets. Because of these factors, we do not believe that the assets of the GC Joint Venture were impaired as of September 30, 2009. If we are unable to develop alternatives for financing with potential partners, the assets of the GC Joint Venture may be deemed impaired in a future period.

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
GTI
On November 5, 2009, we entered into an Amended and Restated License Agreement, which we refer to as the New Agreement, with GTI, replacing the Amended and Restated License Agreement between us and GTI dated August 31, 2006, as amended, which we refer to as the Original Agreement. Under the New Agreement, we maintain our exclusive worldwide rights to license the U-GAS® technology for all types of coals and coal/biomass mixtures with coal content exceeding 60%, as well as the non-exclusive right to license the U-GAS® technology for 100% biomass and coal/biomass blends exceeding 40% biomass. The New Agreement differs from the Old Agreement most critically by allowing us to sublicense U-GAS® to third parties for coal, coal and biomass mixtures or 100% biomass projects (subject to the approval of GTI, which approval shall not be unreasonably withheld), with us and GTI to share the revenue from such third party licensing fees based on an agreed percentage split, which we refer to as the Agreed Percentage. In addition, the prior obligation to fabricate and put into operation at least one U-GAS® system for each calendar year of the Original Agreement in order to maintain the license has been eliminated in the New Agreement.
In order to sublicense any U-GAS® system, we are required to comply with certain requirements set forth in the New Agreement. In the preliminary stage of developing a potential sublicense, we are required to provide notice and certain information regarding the potential sublicense to GTI and GTI is required to provide notice of approval or non-approval within ten business days of the date of our notice, provided that GTI is required to not unreasonably withhold their approval. If GTI does not respond within such ten business day period, they are deemed to have approved of the sublicense. We are required to provide updates on any potential sublicenses once every three months during the term of the New Agreement. We are also restricted from offering a competing gasification technology during the term of the New Agreement and are required to pay certain royalties to GTI.
For each U-GAS® unit which we license, design, build or operate for ourselves or for a party other than a sublicensee and which uses coal or a coal and biomass mixture or biomass as the feed stock, we must pay a royalty based upon a calculation using the MMBtu per hour of dry syngas production of a rated design capacity, payable in installments at the beginning and at the completion of the construction of a project (the “Standard Royalty”). Although it is calculated using a different unit of measurement, the Standard Royalty is effectively the same as the royalty payable to GTI under the Original Agreement. If we invest, or have the option to invest, in a specified percentage of the equity of a third party, and the royalty payable by such third party for their sublicense exceeds the Standard Royalty, we are required to pay to GTI the Agreed Percentage of such royalty payable by such third party. However, if the royalty payable by such third party for their sublicense is less than the Standard Royalty, we are required to pay to GTI, in addition to the Agreed Percentage of such royalty payable by such third party, the Agreed Percentage of our dividends and liquidation proceeds from our equity investment in the third party. In addition, if we receive a carried interest in a third party, and the carried interest is less than a specified percentage of the equity of such third party, we are required to pay to GTI, in our sole discretion, either (i) the Standard Royalty or (ii) the Agreed Percentage of the royalty payable to such third party for their sublicense, as well as the Agreed Percentage of the carried interest. We will be required to pay the Standard Royalty to GTI if the percentage of the equity of a third party that we (a) invest in, (b) have an option to invest in, or (c) receive a carried interest in, exceeds the above specified percentage of the third party.

We are required to make an annual payment to GTI for each year of the term beginning with the year ended December 31, 2010, with such annual payment due by the last day of January of the following year; provided, however, that we are entitled to deduct all royalties paid to GTI in a given year under the New Agreement from this amount, and if such royalties exceed the annual payment amount in a given year, we are not required to make the annual payment. We must also provide GTI with a copy of each contract that we enter into relating to a U-GAS® system and report to GTI with our progress on development of the technology every six months.
For a period of ten years, we and GTI are restricted from disclosing any confidential information (as defined in the New Agreement) to any person other than employees of affiliates or contractors who are required to deal with such information, and such persons will be bound by the confidentiality provisions of the New Agreement. We have further indemnified GTI and its affiliates from any liability or loss resulting from unauthorized disclosure or use of any confidential information that we receive.
The term of the New Agreement is the same as the Original Agreement, expiring on August 31, 2016, but may be extended for two additional ten-year periods at our option.
In June 2009, we agreed to pay GTI a non-refundable payment of $1.5 million toward future royalties due to GTI under the Original Agreement for the proposed Yima Joint Ventures project
Outlook
We expect to continue to have negative cash flows until we can generate sufficient revenues from the HH Joint Venture and other projects and licenses under development, including the Yima Joint Ventures, to cover our general and administrative expenses and other operating costs.
We currently plan to use our available cash for (i) our general and administrative expenses; (ii) working capital; (iii) debt service related to the HH Joint Venture; (iv) project development, third-party licensing and technical development expenses; and (v) general corporate purposes. The actual allocation of and the timing of the expenditures will be dependent on various factors, including changes in our strategic relationships, commodity prices and industry conditions, and other factors that we cannot currently predict. In particular, the global economy has experienced a significant contraction, with an almost unprecedented lack of availability of business and consumer credit, which has impeded our ability to obtain financing for our projects. This decrease and any future decrease in economic activity in China or in other regions of the world in which we may in the future do business could significantly and adversely affect our results of operations and financial condition in a number of other ways. In addition, the market for commodities such as methanol is under significant pressure and we are unsure of how much longer this will continue. As a direct result of these trends, our ability to finance and develop our existing projects, commence any new projects and sell our products could be adversely impacted.
We believe that improving the financial performance and reducing the operating costs of the HH Joint Venture plant are critical to improving our financial performance and we believe this can be accomplished through the expansion of the plant and the sale of our excess oxygen capacity to Hai Hua. Currently, we do not believe any additional equity contributions by us would be required for an expansion, as we expect to contribute a portion of our 95% equity stake in the existing joint venture toward the expansion. The scope of the expansion is still under evaluation and we expect to make a decision on moving forward during the first half of calendar year 2010. The HH Joint Venture began to provide oxygen to Hai Hua in September 2009 under a cost sharing arrangement that we believe will reduce our operating costs in the near term.

We are also actively pursuing project partners to invest in our projects’ development including for the GC Joint Venture and for the possible expansion of the HH Joint Venture plant. In addition, we have a variety of cooperation agreements in place with regional governments, coal companies and downstream off-takers for potential projects in China that would utilize U-GAS® as a platform for products such as SNG, chemicals such as glycol, and fuels such as methanol and DME. The Chinese government has recently approved new standards for methanol to be used in methanol blended with gasoline, and although these standards do not mandate the use of methanol, we believe this is a positive development for the long term outlook of methanol demand. As these projects develop, they may include combinations of equity and debt financing from third parties, selective equity investments by us, retention of a carried interest by us, or technology licenses.
Under the terms of the New Agreement with GTI, we are permitted to sell U-GAS® technology licenses, components and services to third parties and we have already identified potential opportunities in the U.S., India and Australia. Our ability to successfully develop licensing opportunities for the U-GAS® technology is uncertain and depends upon the strength of global markets as well as our continued capability to deliver technology licenses, components and services primarily through our China operations center. In addition, as with our other projects, we will be exposed to the risk of financial non-performance by our customers. We anticipate that we can generate revenues through engineering and technical service fees, as well as licensing fees and royalties on products sold by our licensees that incorporate our proprietary technology without incurring all of the capital costs required to develop a project. However, we cannot predict the timing of, or revenues to be generated by, any such licensing opportunity.
Our development of any further projects will be limited until worldwide capital and debt markets improve and we have assurances that acceptable financing is available to complete the project. Until these markets improve, our strategy will be to base our operations primarily in China, with only focused development in other markets, using our current capital resources. Even if we do obtain the necessary capital for our projects, we could face other delays in our projects due to additional approval requirements or due to unanticipated issues in the commissioning of such a project. These factors could lead to, among other things, the impairment of several of our significant assets, including our investments in the HH Joint Venture, the GC Joint Venture and the Yima Joint Ventures, and an inability to develop any further projects.
As of September 30, 2009, we had $55.0 million in cash and cash equivalents and $48.8 million of working capital available to us. During the three months ended September 30, 2009, cash flows used in operating activities were $5.5 million. Additionally, we invested $29.3 million of our cash into the Yima Joint Ventures and repaid $1.1 million of principal on the HH Joint Venture loan. At current levels, we expect to incur corporate general and administrative expenses of approximately $11 million during fiscal 2010. We are also funding the working capital, operating losses and debt service of the HH Joint Venture. As a result, we may need to raise additional capital through equity and debt financing for any new projects that are developed, to support our existing projects and possible expansions thereof and for our corporate general and administrative expenses. We cannot provide any assurance that any financing will be available to us in the future on acceptable terms or at all. Any such financing could be dilutive to our existing shareholders. If we cannot raise required funds on acceptable terms, we may not be able to, among other things, (i) maintain our general and administrative expenses at current levels; (ii) negotiate and enter into new gasification plant development contracts; (iii) expand our operations; (iv) hire and train new employees; or (v) respond to competitive pressures or unanticipated capital requirements.
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

Item 3.	Quantitative and Qualitative Disclosure About Market Risk
We are exposed to certain qualitative market risks as part of our ongoing business operations, including risks from changes in foreign currency exchange rates and commodity prices that could impact our financial position, results of operations and cash flows. We manage our exposure to these risks through regular operating and financing activities, and may, in the future, use derivative financial instruments to manage this risk. We have not entered into any derivative financial instruments to date.
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
Commodity price risk
Our business plan is to purchase coal and other consumables from suppliers and to sell commodities, such as syngas, methanol and other products. Coal is the largest component of our costs of product sales and in order to mitigate coal price fluctuation risk for future projects, we expect to enter into long-term contracts for coal supply or to acquire coal assets. For the sale of commodities from our projects, fixed price contracts will not be available to us in certain markets, such as China, which will require us to purchase some portion of our coal and other consumable needs, or sell some portion of our production, into spot commodity markets or under short term supply agreements. Hedging transactions may be available to reduce our exposure to these commodity price risks, but availability may be limited and we may not be able to successfully hedge this exposure at all. To date, we have not entered into any hedging transactions.
Interest rate risk
We are exposed to interest rate risk through our loan with ICBC. Interest under this loan is adjusted annually based upon the standard rate announced each year by the People’s Bank of China. As of September 30, 2009, the applicable interest rate was 5.94%. We could also be exposed to the risk of rising interest rates through our future borrowing activities. This is an inherent risk as borrowings mature and are renewed at then current market rates. The extent of this risk as to our ICBC loan, or any future borrowings, is not quantifiable or predictable because of the variability of future interest rates.
Customer credit risk
When our projects progress to commercial production, we will be exposed to the risk of financial non-performance by customers. To manage customer credit risk, we intend to monitor credit ratings of customers and seek to minimize exposure to any one customer where other customers are readily available. As of September 30, 2009, Hai Hua is our only customer for syngas sales and as such, we are exposed to significant customer credit risk due to this concentration. Unless we are able to retain Hai Hua and secure new customers, our revenue and results of operations would be adversely affected.

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
Our management, with the participation of the Chief Executive Officer and the Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009 pursuant to Rule 13a-15 (b) of the Securities and Exchange Act of 1934, as amended. Based upon this evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2009 due to a material weakness in our internal accounting controls. Specifically, our internal control over financial reporting was not effective at ensuring that financial reporting risks arising from complex and non-routine transactions were identified timely and that appropriate accounting policies for such transactions were selected and applied. This material weakness has resulted in adjustments to our interim preliminary consolidated financial statements that were not identified by us. These errors were not prevented or detected by our internal control over financial reporting which could have resulted in a material misstatement of our interim or year-end consolidated financial statements and disclosures.
During our fiscal year ended June 30, 2009, we designed and implemented enhanced procedures to address this material weakness which included 1) the hiring of a full-time Chief Accounting Officer with appropriate U.S. GAAP and public company financial reporting experience, 2) ensuring that relevant personnel involved in the accounting for complex and non-routine transactions fully understand and apply the proper accounting for such transactions, and 3) engaging external accounting resources, when necessary, to augment our consideration and resolution of accounting matters especially those involving complex and non-routine transactions. However, we will not consider this material weakness fully remediated until we can evidence effectiveness of these procedures for a sufficient period of time.
There have been no changes in internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II

Item 1.	Legal Proceedings
In September 2008, we were named as one of a number of defendants in a lawsuit filed in the U.S. District Court for the Central District of California, Southern Division, by Igor Olenicoff, one of our former stockholders, and a company he controls. Also named were Timothy E. Vail (our former CEO and one of our directors), David Eichinger (our former CFO), and another one of our directors (collectively, we, Mr. Vail, Mr. Eichinger and the director are referred to as the “SES Defendants”), as well as UBS AG, Union Charter Ltd., and other persons who allegedly managed Mr. Olenicoff’s investments outside the U.S. The SES Defendants have been named in this lawsuit based primarily upon allegations that one of one of our former stockholders, Teflomi Trade & Trust, Inc., was a shell company formed for the purposes of holding Mr. Olenicoff’s assets overseas, and that the SES Defendants allegedly had knowledge of this arrangement. The claims initially asserted against the SES Defendants included, among others, securities fraud in violation of Rule 10b-5 under the Securities Act and the California state law equivalent, violations of the Racketeer Influenced and Corrupt Organizations Act, or RICO, common law fraud and negligent misrepresentation, breach of fiduciary duty, conspiracy and unfair business practices. On the SES Defendants’ motion, on July 31, 2009, the court issued an order dismissing the securities fraud claims as to each of the SES Defendants and the common law fraud, negligent misrepresentation claim and breach of fiduciary duty claims as to us, Mr. Vail and Mr. Eichinger. The court determined that certain other claims, including RICO, conspiracy and unfair business practices, were sufficiently pled and could proceed at this stage. Plaintiffs were given leave to amend and, on August 24, 2009, filed an amended complaint attempting to replead their securities fraud claims, and alleged a new claim for violation of the Uniform Commercial Code (the “UCC”). In response, on September 23, 2009, the SES Defendants filed a motion to dismiss the securities fraud and UCC claims. The court heard oral argument on the SES Defendants’ motion to dismiss, and on various other defendants’ motions to dismiss, on November 9, 2009. No final order has yet been issued by the court on these motions. The SES Defendants believe the claims alleged against them to be without merit and intend to continue to vigorously defend all claims which are allowed to proceed in the court.

Item 1A.	Risk Factors
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
For example, China’s State Council has recently issued an opinion further restricting new project approvals for wind power, polysilicon, steel cement, glass and coal to methanol and DME projects. At the same time, the government continues to encourage newer technologies for coal to substitute natural gas, or SNG, glycol, polypropylene, olefins and liquid fuels. Although we do not believe that China’s project approval requirements and slowing of approvals for new coal to methanol and DME projects will invalidate any of our existing permits, our future joint ventures will have to abide by these guidelines.
We may not be successful developing opportunities to license the U-GAS® technology.
Under the terms of the New Agreement with GTI, we are permitted to sell U-GAS® technology licenses, components and services to third parties and we have already identified potential opportunities in the U.S., India and Australia. Our ability to successfully develop licensing opportunities for the U-GAS® technology is uncertain and depends upon the strength of global markets as well as our continued capability to deliver technology licenses, components and services primarily through our China operations center. In addition, as with our other projects, we will be exposed to the risk of financial non-performance by our customers. Although we anticipate that we can generate revenues through engineering and technical service fees, as well as licensing fees and royalties on products sold by our licensees that incorporate our proprietary technology, there can be no assurances that we will be able to do so and our inability to do so could have a material adverse effect on our business and results of operation.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Submission of Matters to a Vote of Security Holders
None.

Item 5.	Other Information
None.
Forward Looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act, as amended, and Section 21E of the Exchange Act, as amended. All statements other than statements of historical fact are forward-looking statements. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected. Among those risks, trends and uncertainties are our early stage of development, our estimate of the sufficiency of existing capital sources, our ability to raise additional capital to fund cash requirements for future operations, our ability to reduce operating costs, the limited history and viability of our technology, the impact of regulatory changes in China and elsewhere on our business, the effect of the current international financial crisis on our business, commodity prices and the availability and terms of financing opportunities, our results of operations in foreign countries and our ability to diversify, our ability to maintain production from our first plant in the Hai Hua joint venture, our ability to obtain the necessary approvals and permits for our Yima Joint Ventures and other future projects, our estimated timetables for achieving mechanical completion and commencing commercial operations for the Yima project and the sufficiency of our internal controls and procedures. Although we believe that in making such forward-looking statements our expectations are based upon reasonable assumptions, such statements may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. We cannot assure you that the assumptions upon which these statements are based will prove to have been correct.
When used in this Form 10-Q, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons, including those discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2009, as well as in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Form 10-Q.
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

Item 6.	Exhibits

Number		Description of Exhibits

10.1		Letter Agreement between the Company and Don Bunnell dated August 13, 2009 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 13, 2009).

10.2
Form of Equity Joint Venture Contract between Yima Coal Industry (Group) Co., Ltd. and Synthesis Energy Investment Holdings, Inc. dated August 27, 2009 — English translation from original Chinese document. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 2, 2009).

10.3	**
Amended and Restated License Agreement by and between the Company and the Gas Technology Institute dated November 5, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 12, 2009).

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

**
Portions of this exhibit have been omitted pursuant to a request for confidential treatment pending approval by the Securities and Exchange Commission and the complete version of this exhibit has been filed separately with the Securities and Exchange Commission in connection with this request.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNTHESIS ENERGY SYSTEMS, INC.
Date: November 16, 2009	By:	/s/ Robert Rigdon
Robert Rigdon
President and Chief Executive Officer

By:	/s/ Kevin Kelly
Kevin Kelly
Chief Accounting Officer, Controller and Secretary