Form 10-Q
period 2009-12-31
SYNTHESIS ENERGY SYSTEMS INC
filed 2010-02-16
CIK 1375063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of February 10, 2010 there were 48,231,512 shares of the registrant’s common stock, par value $.01 per share, outstanding.
Transitional Small Business Disclosure Format Yes ☐ No ☑

i

PART I

Item 1.	Financial Statements
SYNTHESIS ENERGY SYSTEMS, INC.
(A Development Stage Enterprise)
Consolidated Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	December 31,	June 30,
	2009	2009

ASSETS

Current assets:
Cash and cash equivalents	$50,876	$90,420
Accounts receivable	2,362	1,333
Prepaid expenses and other currents assets	942	689
Inventory	858	780

Total current assets	55,038	93,222

Construction-in-progress	572	6,078
Property, plant and equipment, net	36,846	37,713
Intangible asset, net	1,305	1,386
Investment in Yima joint ventures	32,238	1,500
Other long-term assets	3,284	6,237

Total assets	$129,283	$146,136

LIABILITIES AND EQUITY

Current liabilities:
Accrued expenses and accounts payable	$7,573	$8,828
Current portion of long-term bank loan	2,255	2,254

Total current liabilities	9,828	11,082
Long-term bank loan	7,835	8,958

Total liabilities	17,663	20,040

Equity:
Common stock, $0.01 par value: 200,000 and 100,000 shares authorized: 48,218 and 48,118 shares issued and outstanding, respectively	482	481
Additional paid-in capital	197,432	196,441
Deficit accumulated during development stage	(88,300)	(74,701)
Accumulated other comprehensive income	1,610	1,598

Total Synthesis Energy Systems, Inc. stockholders’ equity	111,224	123,819
Noncontrolling interests in subsidiaries	396	2,277

Total equity	111,620	126,096

Total liabilities and equity	$129,283	$146,136

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.
(A Development Stage Enterprise)
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	December 31,	December 31,
	2009	2008
Revenue:
Product sales	$2,423	$483
Other	184	—

Total revenue	2,607	483

Costs and Expenses:
Costs of product sales and plant operating expenses	2,609	2,915
General and administrative expenses	2,921	4,742
Project and technical development expenses	535	1,371
Stock-based compensation expense	366	1,252
Asset impairment loss	6,575	—
Depreciation and amortization	720	722

Total costs and expenses	13,726	11,002

Operating loss	(11,119)	(10,519)

Non-operating (income) expense:
Equity in losses of Yima joint ventures	50	—
Interest income	(13)	(687)
Interest expense	164	258

Net loss	(11,320)	(10,090)

Less: net loss attributable to noncontrolling interests	2,299	338

Net loss attributable to stockholders	$(9,021)	$(9,752)

Net loss per share:
Basic and diluted	$(0.19)	$(0.20)

Weighted average common shares outstanding
Basic and diluted	48,183	48,011

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.
(A Development Stage Enterprise)
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

			November 4,
			2003
	Six Months Ended		(inception) to
	December 31,	December 31,	December 31,
	2009	2008	2009
Revenue:
Product sales	$4,067	$608	$6,122
Other	841	—	1,216

Total revenue	4,908	608	7,338

Costs and Expenses:
Costs of product sales and plant operating expenses	4,346	4,338	14,190
General and administrative expenses	6,004	9,301	42,435
Project and technical development expenses	1,555	1,941	13,237
Stock-based compensation expense	964	3,383	18,545
Asset impairment loss	6,575	—	6,575
Depreciation and amortization	1,442	1,502	5,779

Total costs and expenses	20,886	20,465	100,761

Operating loss	(15,978)	(19,857)	(93,423)

Non-operating (income) expense:
Equity in losses of Yima joint ventures	50	—	50
Interest income	(52)	(1,463)	(2,796)
Interest expense	344	536	1,693

Net loss	(16,320)	(18,930)	(92,370)

Less: net loss attributable to noncontrolling interests	2,721	662	4,070

Net loss attributable to stockholders	$(13,599)	$(18,268)	$(88,300)

Net loss per share:
Basic and diluted	$(0.28)	$(0.38)	$(2.63)

Weighted average common shares outstanding
Basic and diluted	48,183	48,011	33,623

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.
(A Development Stage Enterprise)
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

			November 4, 2003
	Six Months Ended December 31,		(inception) to
	2009	2008	December 31, 2009
Cash flows from operating activities:
Net loss	$(16,320)	$(18,930)	$(92,370)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	964	3,383	18,545
Depreciation of property, plant and equipment	1,323	1,385	5,043
Equity in losses of Yima joint ventures	50	—	50
Amortization of intangible and other assets	119	117	736
Loss on disposal of property, plant and equipment	6	7	139
Impairment loss on ExxonMobil license royalty	—	—	1,250
Asset impairment loss	6,575	—	6,575
Changes in operating assets and liabilities:
Accounts receivable	(1,029)	(597)	(2,362)
Prepaid expenses and other current assets	(252)	(16)	424
Inventory	(78)	(128)	(855)
Other long-term assets	61	(16)	(74)
Accrued expenses and other payables	(582)	(3,777)	908

Net cash used in operating activities	(9,163)	(18,572)	(61,991)

Cash flows from investing activities:
Purchase of marketable securities	—	(45,000)	(45,000)
Redemption of marketable securities	—	—	45,000
Capital expenditures	(683)	(3,347)	(37,838)
Equity investment in Yima joint ventures	(29,288)	—	(30,788)
GTI license royalty for Yima joint ventures	—	—	(1,500)
ExxonMobil license royalty	—	—	(1,250)
Proceeds from sale of fixed assets	—	3	6
Restricted cash –investments in long-term certificates of deposit	—	—	(429)
Amendment of GTI license rights	—	—	(500)
Purchase of land use rights	(181)	—	(1,900)
Receipt of Chinese governmental grant	—	—	556
Project prepayments	—	(88)	(3,210)

Net cash used in investing activities	(30,152)	(48,432)	(76,853)

Cash flows from financing activities:
Proceeds (costs) from issuance of common stock, net	—	(63)	174,981
Proceeds from long-term bank loan	—	—	12,081
Payments on long-term bank loan	(1,127)	(1,129)	(3,380)
Prepaid interest	—	—	(276)
Deferred financing costs	—	—	(143)
Contribution from noncontrolling interest partners	840	—	4,456
Proceeds from exercise of stock options, net	63	—	691
Loans from shareholders	—	—	11

Net cash provided by (used in) financing activities	(224)	(1,192)	188,421

Net increase (decrease) in cash	(39,539)	(68,196)	49,577
Cash and cash equivalents, beginning of period	90,420	127,872	—
Effect of exchange rates on cash	(5)	(46)	1,299

Cash and cash equivalents, end of period	$50,876	$59,630	$50,876

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.
(A Development Stage Enterprise)
Consolidated Statement of Equity
(In thousands)
(Unaudited)

				Deficit
				Accumulated
	Common Stock			During the	Other	Non-
		Common	Additional	Development	Comprehensive	controlling
	Shares	Stock	Paid-in Capital	Stage	Income	Interest	Total
Balance at November 4, 2003 (inception)	100,000	$—	$—	$—	$—	$—	$—
Net loss for the period November 4, 2003 to June 30, 2004	—	—	—	—	—	—	—

Balance at June 30, 2004	100,000	—	—	—	—	—	—

Shares Forfeited in Merger	(94,000)	—	—	—	—	—	—
Shares Issued in Merger	21,000	—	—	—	—	—	—
Net loss	—	—	—	(358)	—	—	(358)
Investor contributions	—	264	236	—	—	—	500
Conversion of debt to equity	—	6	5	—	—	—	11
Net proceeds from private placement offering	1,030	10	2,474	—	—	—	2,484

Balance at June 30, 2005	28,030	280	2,715	(358)	—	—	2,637

Net loss	—	—	—	(5,183)	—	—	(5,183)
Net proceeds from private placement offering	970	10	2,378	—	—	—	2,388
Stock-based compensation	—	—	3,043	—	—	—	3,043
Adjustment related to return of shares	(4,353)	(44)	44	—	—	—	—

Balance at June 30, 2006	24,647	246	8,180	(5,541)	—	—	2,885

Net loss	—	—	—	(13,142)	—	(37)	(13,179)
Currency translation adjustment	—	—	—	—	175	—	175
Contribution from noncontrolling interest partners	—	—	—	—	—	492	492
Net proceeds from private placement offering	3,346	34	16,126	—	—	—	16,160
Stock-based compensation	—	—	6,608	—	—	—	6,608
Shares issued for amended GTI license	191	2	1,374	—	—	—	1,376
Shares issued upon UCF option exercise	2,000	20	4,980	—	—	—	5,000
Stock grants to employees	4	—	33	—	—	—	33

Balance at June 30, 2007	30,188	302	37,301	(18,683)	175	455	19,550

Net loss	—	—	—	(27,442)	—	(610)	(28,052)
Currency translation adjustment	—	—	—	—	1,390	—	1,390
Contribution from noncontrolling interest partners	—	—	—	—	—	3,124	3,124
Stock-based compensation	—	—	6,010	—	—	—	6,010
Exercise of stock options	92	1	564	—	—	—	565
Shares issued for GTI reservation use fee	278	3	2,497	—	—	—	2,500
Shares issued in public offerings	17,451	174	148,226	—	—	—	148,400
Stock grants to employees	2	—	19	—	—	—	19

Balance at June 30, 2008	48,011	480	194,617	(46,125)	1,565	2,969	153,506

Net loss	—	—	—	(28,576)	—	(692)	(29,268)
Currency translation adjustment	—	—	—	—	33	—	33
Public offering costs	—	—	(107)	—	—	—	(107)
Stock-based compensation	—	—	1,869	—	—	—	1,869
Exercise of stock options	107	1	62	—	—	—	63

Balance at June 30, 2009	48,118	481	196,441	(74,701)	1,598	2,277	126,096

Net loss	—	—	—	(13,599)	—	(2,721)	(16,320)
Currency translation adjustment	—	—	—	—	12	—	12
Contribution from noncontrolling interest partners	—	—	—	—	—	840	840
Stock-based compensation	—	—	964	—	—	—	964
Exercise of stock options	100	1	27	—	—	—	28

Balance at December 31, 2009	48,218	$482	$197,432	$(88,300)	$1,610	$396	$111,620

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.
(A Development Stage Enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
Note 1 — Summary of Significant Accounting Policies
(a) Organization and description of business
Synthesis Energy Systems, Inc. (“SES”), together with its wholly-owned and majority-owned controlled subsidiaries (collectively, “the Company”) is a development stage enterprise. The Company builds, owns and operates coal gasification plants that utilize its proprietary U-GAS® fluidized bed gasification technology to convert low rank coal and coal wastes into higher value energy products, such as syngas, transportation fuels and ammonia. The Company’s headquarters are located in Houston, Texas.
(b) Basis of presentation and principles of consolidation
The consolidated financial statements for the periods presented are unaudited and reflect all adjustments, consisting of normal recurring items, which management considers necessary for a fair presentation. Operating results for the three and six months ended December 31, 2009 are not necessarily indicative of results to be expected for the fiscal year ending June 30, 2010.
The consolidated financial statements are in U.S. dollars and include SES and all of its wholly-owned and majority-owned controlled subsidiaries. Noncontrolling interests in consolidated subsidiaries in the consolidated balance sheets represent minority stockholders’ proportionate share of the equity in such subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto reported in the Company’s Annual Report on Form 10-K for the year ended June 30, 2009. Significant accounting policies that are new or updated from those presented in the Company’s Annual Report on Form 10-K for the year ended June 30, 2009 are included below. The consolidated financial statements have been prepared in accordance with the rules of the United States Securities and Exchange Commission (“SEC”) for interim financial statements and do not include all annual disclosures required by generally accepted accounting principles in the United States.
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
To date, substantially all of the Company’s revenues have been derived from its joint venture activities.

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
The Company’s financial assets and liabilities are classified based on the lowest level of input that is significant for the fair value measurement. The following table summarizes the valuation of the Company’s financial assets and liabilities by pricing levels, as of December 31, 2009 (in thousands):

	Level 1	Level 2		Level 3	Total
Assets:
Certificates of Deposit	$—	$429	(1)	$—	$429
Money Market Funds	—	49,327	(2)	—	49,327

(1)	Amount comprised of $0.1 million included in other current assets and $0.3 million included in other long-term assets on the Company’s consolidated balance sheet.

(2)	Amount included in cash and cash equivalents on the Company’s consolidated balance sheet.
On July 1, 2009, the Company adopted a newly issued accounting standard for fair value measurements of all nonfinancial assets and nonfinancial liabilities not recognized or disclosed at fair value in the financial statements on a recurring and nonrecurring basis. The accounting standard for those assets and liabilities did not have a material impact on the Company’s financial position, results of operations or liquidity.
The Company uses internally developed, unobservable inputs (Level 3 inputs in the fair value hierarchy of fair value accounting) to estimate cash flow projections used in its analysis to determine whether its long-lived assets are impaired.
(e) Comprehensive Income (Loss)
Our comprehensive income (loss) was as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008

Net loss, as reported	$(11,320)	$(10,090)	$(16,320)	$(18,930)
Unrealized foreign currency translation adjustment	2	(33)	12	40

Comprehensive loss	(11,318)	(10,123)	(16,308)	(18,890)
Comprehensive loss attributable to noncontrolling interests	1	(5)	2	12

Comprehensive loss attributable to SES	(11,319)	(10,118)	(16,310)	(18,902)

Note 2 — Recently Issued Accounting Standards
In December 2007, the FASB issued authoritative guidance which established new accounting and reporting standards for the noncontrolling interest in a subsidiary (a “minority interest”) and for the deconsolidation of a subsidiary. The new guidance requires the recognition of a minority interest as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. This guidance clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, it requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. Additionally, there are expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company adopted the new guidance on July 1, 2009 and applied the provisions retroactively to all prior periods presented.
In May 2008, the FASB issued new authoritative guidance which establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before the financial statements are issued. This guidance sets forth (1) the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date and (3) the disclosures an entity should make about such events or transactions. Management has performed a review of our subsequent events and transactions through February 16, 2010, which is the date the financial statements are issued.
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
In June 2009, the FASB issued a new standard that amends the accounting and disclosure requirements for the consolidation of variable interest entities. The new standard changed consolidation analysis for variable interest entities, and it is effective for fiscal years beginning after November 15, 2009. The adoption of this standard is not expected to have an impact on the Company’s financial statements.
Note 3 — Current Projects
Hai Hua Joint Venture
Joint Venture Agreement
On July 6, 2006, the Company entered into a cooperative joint venture contract with Shandong Hai Hua Coal & Chemical Company Ltd. (which was acquired by China National Offshore Oil Corporation in September 2009) (“Hai Hua”) which established Synthesis Energy Systems (Zaozhuang) New Gas Company Ltd. (the “HH Joint Venture”), a joint venture company that has the primary purposes of (i) developing, constructing and operating a synthesis gas (“syngas”) production plant utilizing the U-GAS® technology in Zaozhuang City, Shandong Province, China and (ii) producing and selling syngas and the various byproducts of the plant, including ash and elemental sulphur. The Company owns 95% of the HH Joint Venture and Hai Hua owns the remaining 5%. The Company has contributed approximately $26.0 million in equity capital and Hai Hua has contributed approximately $1.3 million in equity capital. The remainder of the HH Joint Venture’s capital has been funded by intercompany loans from the Company. For the first 20 years after the commercial operation date of the plant, 95% of all net profits and losses of the HH Joint Venture will be distributed to the Company and 5% to Hai Hua. After the initial 20 years, the profit distribution percentages will be changed, with the Company receiving 10% of the net profits/losses of the HH Joint Venture and Hai Hua receiving 90%. The Company consolidates the results of the HH Joint Venture in its consolidated financial statements.

Syngas Purchase and Sale Agreement
The HH Joint Venture is also party to a purchase and sale agreement with Hai Hua for syngas produced by the plant, whereby Hai Hua will pay the HH Joint Venture an energy fee and capacity fee, as described below, based on the syngas production. The syngas to be purchased by Hai Hua is subject to certain quality component requirements set forth in the contract. In late December 2008, the plant declared commercial operations status for purposes of the purchase and sale agreement. The energy fee is a per normal cubic meters (“Ncum”) of syngas calculated by a formula which factors in the monthly averages of the prices of design base coal, coke, coke oven gas, power, steam and water, all of which are components used in the production of syngas. The capacity fee is paid based on the capacity of the plant to produce syngas, factoring in the number of hours (i) of production and (ii) of capability of production as compared to the guaranteed capacity of the plant, which for purposes of the contract is 22,000 Ncum per hour of net syngas. Hai Hua is obligated to pay the capacity fee regardless of whether they use the gasification capacity, subject only to availability of the plant, quality of the syngas and exceptions for certain events of force majeure. Due to worldwide reductions in methanol prices, Hai Hua has operated at a reduced rate of syngas consumption. Hai Hua forecasted the use of approximately 35% to 45% of the syngas guarantee capacity for calendar 2009 and has forecasted the same level of syngas consumption through June 2010.
In April 2009, the HH Joint Venture entered into the Supplementary Agreement with Hai Hua, amending the terms of the purchase and sale agreement. The Supplementary Agreement was entered into to provide more clarity regarding the required syngas quality and volume to be delivered, recovery of the energy fee during turndown periods and operations coordination during unscheduled outages. Under the Supplementary Agreement, the syngas quality specification was amended to provide more clarity as to the minor constituents allowable in the syngas. For purposes of the agreement, syngas that meets these specifications is deemed “compliant gas” and syngas that does not meet these specifications is deemed “non-compliant gas.” The Supplementary Agreement also added a requirement for Hai Hua to pay the HH Joint Venture the capacity fee and 70% of the energy fee for all non-compliant gas which is taken by Hai Hua. However, if more than 50% of the syngas taken by Hai Hua during any operating day is non-compliant gas, all of the syngas for that day is deemed to be non-compliant gas for purposes of calculating the energy fee. In addition, the Supplementary Agreement accommodates periods of turndown operation by Hai Hua by establishing a minimum threshold gas off take volume of 7,500 Ncum per hour of net syngas for the purpose of calculating the energy fee during such periods. The Supplementary Agreement also provides that, to the extent Hai Hua has an unscheduled shutdown, and the plant continues to operate on standby during such period, Hai Hua is still required to pay the energy fee to the HH Joint Venture. In the event that the plant has an unscheduled shutdown and does not provide at least three hours prior notice to Hai Hua, the HH Joint Venture may be required to provide certain compensation to Hai Hua.
In order to make up for the reduced energy fee, the HH Joint Venture entered into an additional agreement with Hai Hua whereby the cost of operating the plant’s air separation unit, or ASU, can be shared between the two parties based on the oxygen consumption of the respective parties over the relevant period. The HH Joint Venture began to provide oxygen to Hai Hua in September 2009. This cost sharing arrangement has increased the HH Joint Venture’s byproduct revenues and has reduced the operating costs of Hai Hua by allowing the parties to operate only one ASU instead of both parties operating their respective ASU’s at low capacity.
The Company is evaluating alternative products and partnership structures for a possible expansion of the HH Joint Venture plant to produce products such as glycol. The Company does not believe any additional equity for an expansion would be required from the Company as it expects to contribute its 95% equity interest toward the expansion with third parties contributing all the additional required equity to expand the plant. In February 2010, the Company received the necessary government approval for the expansion. This approval, along with the previously received environmental approvals, are the key approvals required for the Company to commence execution of the expansion and also describe certain terms of the expansion project, including but not limited to, its use of land, the main additional facilities required and the use of the existing facilities. The scope of the expansion is still under evaluation and the Company expects to make a decision on moving forward with an expansion near the end of the first half of calendar 2010. The local government has expressed strong support for this expansion project and has executed a letter of intent allowing a new state-owned local coal mine to be used as a debt guarantee. The letter of intent also contemplates providing discounted coal to the project from this local coal mine.

If the Company is not successful in improving the HH Joint Venture’s profitability, or if management’s estimated cash flow projections for these assets significantly decrease, or if Hai Hua does not make its required payments, the plant’s assets could be impaired. As of December 31, 2009, the Company performed an analysis of this project and has determined that these assets were not impaired based upon management’s estimated cash flow projections for the project.
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

•
Interest is adjusted annually based upon the standard rate announced each year by the People’s Bank of China, and as of December 31, 2009, the applicable interest rate was 5.94% and is payable monthly;

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
As of December 31, 2009, the HH Joint Venture was in compliance with all covenants and obligations under the Fixed Asset Loan Contract.

Yima Joint Ventures
In August 2009, the Company entered into amended joint venture contracts with Yima Coal Industry (Group) Co., Ltd. (“Yima”), replacing the prior joint venture contracts entered into in October 2008 and April 2009. The joint ventures were formed for each of the gasification, methanol/methanol protein production, and utility island components of the plant (collectively, the “Yima Joint Ventures”). The Company obtained government approvals for the project’s feasibility study during the three months ended December 31, 2008 and for the project’s environmental impact assessment during the three months ended March 31, 2009, which were the two key approvals required to proceed with the project. The amended joint venture contracts provide that: (i) the Company and Yima contribute equity of 25% and 75%, respectively, to the Yima Joint Ventures; (ii) Yima will guarantee the repayment of loans from third party lenders for 50% of the project’s cost and, if debt financing is not available, Yima is obligated to provide debt financing via shareholder loans to the project until the project is able to secure third-party debt financing; and (iii) Yima will supply coal to the project from a mine located in close proximity to the project at a preferential price subject to a definitive agreement to be subsequently negotiated. In connection with entering into the amended contracts, the Company and Yima have contributed their remaining cash equity contributions of $29.3 million and $90.8 million, respectively, to the Yima Joint Ventures during the three months ended September 30, 2009. The Company will also be responsible for its share of any cost overruns on the project. During the three months ended September 30, 2009, the Company incurred a charge of $0.9 million relating to consulting fees paid in connection with the closing and funding of the Yima project.
In exchange for their capital contributions, the Company owns a 25% interest in each joint venture and Yima owns a 75% interest. Notwithstanding this, in connection with an expansion of the project, the Company has the option to contribute a greater percentage of capital for the expansion, such that as a result, the Company would have up to a 49% ownership interest in the Yima Joint Ventures. The investment in the Yima Joint Ventures is accounted for using the equity method.
When phase one of the project is completed, the plant is expected to have an annual capacity of 300,000 tonnes per annum of refined methanol. The parties are planning two future phases of coal gasification projects at this location. Phase two is expected to add additional capacity of 300,000 tonnes per annum of refined methanol or methanol equivalent products, and phase three is expected to add additional capacity of 600,000 tonnes per annum of refined methanol or methanol equivalent products. Refined methanol is the main feedstock for methanol protein and the approvals to date have related to methanol protein production which has not yet been proven to be a commercially viable technology. The Company intends to sell methanol as the primary product from the project and sell methanol protein from a small scale demonstration unit in the project. The Company intends to obtain the business license and related permits for both methanol and methanol protein production. There may be delays in the project if it is unable to obtain these permits. Under the amended joint venture contracts, Yima has agreed to supply coal to the project at a preferential price subject to a definitive agreement to be subsequently negotiated.
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
The Yima Joint Ventures are governed by a board of directors consisting of eight directors, two of whom were appointed by the Company and six of whom were appointed by Yima. The joint ventures also have officers that are nominated by the Company, Yima and/or the board of directors pursuant to the terms of the joint venture contracts. The Company and Yima shall share the profits, and bear the risks and losses, of the joint ventures in proportion to our respective ownership interests. The term of the joint venture shall commence upon each joint venture company obtaining its business license and shall end 30 years after commercial operation of the plant.

During the six months ended December 31, 2009, the Company recognized $0.6 million of other revenue for engineering services provided to the Yima Joint Ventures.
The Company has included the $1.5 million payment paid to the Gas Technology Institute (“GTI”) in June 2009 toward future royalties due to GTI for the Yima Joint Ventures’ project as part of the Company’s investment in the Yima project. An additional future royalty payment of approximately $1.5 million will be due to GTI upon the commissioning of the gasifier equipment for the Yima project. See Note 4 — GTI License Agreement for more information on the royalty payments.
Golden Concord Joint Venture
The Company’s joint venture with Golden Concord was formed to (i) develop, construct and operate a coal gasification, methanol and dimethyl ether (“DME”) production plant utilizing U-GAS® technology in the Xilinghote Economic and Technology Development Zone, Inner Mongolia Autonomous Region, China and (ii) produce and sell methanol, DME and the various byproducts of the plant, including fly ash, steam, sulphur, hydrogen, xenon and argon. At the time of the formation of the GC Joint Venture, the Company agreed to contribute approximately $16.3 million in cash in exchange for a 51% ownership interest in the GC Joint Venture, and Golden Concord agreed to contribute approximately $16.0 million in cash for the remaining 49% ownership interest in the GC Joint Venture. The Company consolidates the results of the GC Joint Venture in its consolidated financial statements. The Company has funded a total of $3.4 million of its equity contribution and Golden Concord has additionally funded approximately $3.1 million of its equity contribution as of December 31, 2009. These funds were used for engineering and initial construction work for this project, land use rights, and for its development expenses. The GC Joint Venture has liabilities of approximately $1.1 million and has incurred losses of approximately $1.9 million prior to the impairment loss described below.
At this time, Golden Concord and other potential partners are not currently interested in the GC Joint Venture project’s investment as originally envisioned. However, since the formation of the GC Joint Venture, the Company has continued to make progress demonstrating the capability of its technology. This progress has attracted the interest of some of China’s coal to energy companies that are interested in using our technology for larger scale projects such as SNG. Due to the need to shift the project to a larger scale and higher value end product alternative such as SNG, development of the project will be delayed significantly. The Company believes that the GC Joint Venture project, as originally planned, will not be developed at this time. Due to these facts and circumstances, the Company determined that, as of December 31, 2009, it is improbable that the long-lived assets of the GC Joint Venture will be recovered. Therefore, the Company recognized an impairment loss of approximately $6.6 million during the three months ended December 31, 2009 to write-off the long-lived assets of the GC Joint Venture. The remaining noncontrolling interest of Golden Concord in the GC Joint Venture of approximately $2.2 million was recognized as a net loss attributable to noncontrolling interests due to Golden Concord absorbing their interest in the impairment loss. Golden Concord’s equity contributions of $3.1 million have been reduced by its 49% share of the operating losses of the GC Joint Venture to date.
The Company intends to continue to develop this project by shifting its focus to end products such as SNG that can be economically produced from local low rank coal when utilizing the U-GAS® technology and which are of strategic interest to possible partners in China, including state owned, private and publicly traded gas companies.

Note 4 — GTI License Agreement
On November 5, 2009, the Company entered into an Amended and Restated License Agreement (the “New Agreement”) with GTI, replacing the Amended and Restated License Agreement between the Company and GTI dated August 31, 2006, as amended (the “Original Agreement”). Under the New Agreement, the Company maintains its exclusive worldwide right to license the U-GAS® technology for all types of coals and coal/biomass mixtures with coal content exceeding 60%, as well as the non-exclusive right to license the U-GAS® technology for 100% biomass and coal/biomass blends exceeding 40% biomass. The New Agreement differs from the Old Agreement most critically by allowing the Company to sublicense U-GAS® to third parties for coal, coal and biomass mixtures or 100% biomass projects (subject to the approval of GTI, which approval shall not be unreasonably withheld), with the Company and GTI to share the revenue from such third party licensing fees based on an agreed percentage split (the “Agreed Percentage”). In addition, the prior obligation to fabricate and put into operation at least one U-GAS® system for each calendar year of the Original Agreement in order to maintain the license has been eliminated in the New Agreement.
In order to sublicense any U-GAS® system, the Company is required to comply with certain requirements set forth in the New Agreement. In the preliminary stage of developing a potential sublicense, the Company is required to provide notice and certain information regarding the potential sublicense to GTI and GTI is required to provide notice of approval or non-approval within ten business days of the date of the notice from the Company, provided that GTI is required to not unreasonably withhold their approval. If GTI does not respond within that ten business day period, they are deemed to have approved of the sublicense. The Company is required to provide updates on any potential sublicensees once every three months during the term of the New Agreement. The Company is also restricted from offering a competing gasification technology during the term of the New Agreement.
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
Note 5 — Stock-Based Compensation
As of December 31, 2009, the Company had outstanding stock options granted under the Company’s Amended and Restated 2005 Incentive Plan, as amended (the “Plan”). As of December 31, 2009, 2,379,465 shares were authorized for future issuance pursuant to the Plan and $1.98 million of estimated expense with respect to non-vested stock-based awards has yet to be recognized.
Stock option activity during the six months ended December 31, 2009 was as follows:

Number of
Stock Options
Outstanding at June 30, 2009	5,099,538
Granted	353,947
Exercised	(137,500)
Forfeited	(37,500)

Outstanding at December 31, 2009	5,278,485

Exercisable at December 31, 2009	3,642,099

Note 6 — Detail of Selected Balance Sheet Accounts
Inventory consisted of the following (in thousands):

	December 31,	June 30,
	2009	2009
Raw materials	$275	$192
Parts and assemblies	583	588

Total	$858	$780

Construction-in-progress related to the following projects (in thousands):

	December 31,	June 30,
	2009	2009
Golden Concord JV	$—	$4,821
HH Joint Venture	572	1,257

Total	$572	$6,078

Note 7 — Net Loss Per Share
Historical net loss per share of common stock is computed using the weighted average number of shares of common stock outstanding. Basic loss per share excludes dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Stock options are the only potential dilutive share equivalents the Company has outstanding for the periods presented. For the three month and six month periods ended December 31, 2009 and 2008 and the period from November 4, 2003 (inception) to December 31, 2009, options to purchase common stock were excluded from the computation of diluted earnings per share as their effect would have been antidilutive as the Company incurred net losses during those periods.
Note 8 — Litigation
In September 2008, the Company was named as one of a number of defendants in a lawsuit filed in the U.S. District Court for the Central District of California, Southern Division, by Igor Olenicoff, one of the Company’s former stockholders, and a company he controls. Also named were Timothy E. Vail (the Company’s former CEO and one of its directors), David Eichinger (the Company’s former CFO), and another one of the Company’s directors (collectively, the Company, Mr. Vail, Mr. Eichinger and the director are referred to as the “SES Defendants”), as well as UBS AG, Union Charter Ltd., and other persons who allegedly managed Mr. Olenicoff’s investments outside the U.S. The SES Defendants have been named in this lawsuit based primarily upon allegations that one of the Company’s former stockholders, Teflomi Trade & Trust, Inc., was a shell company formed for the purposes of holding Mr. Olenicoff’s assets overseas, and that the SES Defendants allegedly had knowledge of this arrangement. The claims initially asserted against the SES Defendants included, among others, securities fraud in violation of Rule 10b-5 under the Securities Act and the California state law equivalent, violations of the Racketeer Influenced and Corrupt Organizations Act, or RICO, common law fraud and negligent misrepresentation, breach of fiduciary duty, conspiracy and unfair business practices. On the SES Defendants’ motion, on July 31, 2009, the court issued an order dismissing the securities fraud claims as to each of the SES Defendants and the common law fraud, negligent misrepresentation claim and breach of fiduciary duty claims as to the Company, Mr. Vail and Mr. Eichinger. The court determined that certain other claims, including RICO, conspiracy and unfair business practices, were sufficiently pled and could proceed at this stage. Plaintiffs were given leave to amend and, on August 24, 2009, filed an amended complaint attempting to replead their securities fraud claims, and alleged a new claim for violation of the Uniform Commercial Code (the “UCC”). In response, on September 23, 2009, the SES Defendants filed a motion to dismiss the securities fraud and UCC claims. The court heard oral argument on the SES Defendants’ motion to dismiss, and on various other defendants’ motions to dismiss, on November 9, 2009. No final order has yet been issued by the court on these motions. The SES Defendants believe the claims alleged against them to be without merit and intend to continue to vigorously defend all claims which are allowed to proceed in the court.

Note 9 — Risks and Uncertainties
Since mid-2008, the global economy has experienced a significant contraction, with an almost unprecedented lack of availability of business and consumer credit, which has impeded, and could continue to impede, the Company’s ability to obtain financing for its projects. Although the Company is seeing early signs of improved economic activity, this decrease and any future decrease in economic activity in China or in other regions of the world, in which the Company may in the future do business, could significantly and adversely affect its results of operations and financial condition in a number of other ways. Any decline in economic conditions may reduce the demand or prices from the products from our plants. In addition, the market for commodities such as methanol has been under significant pressure and the Company is unsure of how much longer this pressure will continue. As a direct result of these trends, the Company’s ability to finance and develop its existing projects, commence any new projects and sell its products could be adversely impacted.
The Company will limit the development of any further projects until worldwide capital and debt markets improve and it has assurances that acceptable financing is available to complete the project. The Company’s strategy will be to grow its licensing business and create selective investment opportunities primarily through its China based operations and using its current capital resources combined with leveraging its technology and success at Hai Hua. However, there have also been recent announcements of a constricting credit market in China. Even if the Company does obtain the necessary capital for its projects, the Company could face other delays in its projects due to additional approval requirements or due to unanticipated issues in the commissioning of such a project. These factors have led to the impairment of the GC Joint Venture’s assets and could lead to, among other things, the impairment of the Company’s significant assets, including its investments in the HH Joint Venture and the Yima Joint Ventures, and an inability to develop any further projects.
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
Business Overview
We are in our development stage and therefore have had limited operations. We build, own and operate coal gasification plants that utilize our proprietary U-GAS® fluidized bed gasification technology to convert low rank coal and coal wastes into higher value energy products. We are developing opportunities to provide licenses, equipment components and engineering services related to the U-GAS® technology. We believe that we have several advantages over commercially available competing gasification technologies, such as entrained flow and fixed bed technologies, including our ability to use all ranks of coals (including low rank, high ash and high moisture coals, which are usually significantly cheaper than higher grade coals), many coal waste products and biomass feed stocks, which provide greater fuel flexibility, and our ability to operate efficiently on a smaller scale, which enables us to construct plants at a lower capital cost thus enabling us to be a lower cost producer of syngas for energy products.
Our principal operating activities are currently in China, however, we are developing opportunities in other countries including the U.S., Australia and India to provide licenses, equipment components and engineering services. Our first commercial scale coal gasification plant is located in Shandong Province, China and has been in operation since February 2008. We have additional projects in various stages of development in Henan Province, China and in the Inner Mongolia Autonomous Region of China.
Our gasification plants can produce synthesis gas, or syngas, a mixture of hydrogen, carbon monoxide and other products. Depending on local market need and fuel sources, syngas can be used as a fuel gas in industrial applications or can be used to produce many products including methanol, dimethyl ether, or DME, glycol, synthetic natural gas, or SNG, ammonia, synthetic gasoline, steam, power and other byproducts (e.g., sulphur, carbon dioxide or ash).
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

•
Leverage our proprietary technology and success at Hai Hua through licensing. We intend to place increased focus on development of licensing opportunities for our proprietary U-GAS® technology on a global basis with a focus on China, India, the U.S. and Australia due to their large low rank coal resources. In the U.S., the focus will primarily be on biomass to biofuel opportunities. We anticipate that we can generate revenues through engineering and technical service fees, as well as licensing fees and royalties on products sold by our licensees that incorporate our proprietary technology without incurring the significant capital costs required to develop a plant. We also believe that our licensing activities will provide additional insight into project development activities, which may allow us to make selective equity investments in such projects in the future.

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

Results of Operations
We are in our development stage and therefore have had limited operations. We generated revenues of $4.9 million for the six months ended December 31, 2009. We have sustained net losses of approximately $88.3 million from November 4, 2003, the date of our inception, to December 31, 2009. We have primarily financed our operations to date through private placements and two public offerings of our common stock.
Three Months Ended December 31, 2009 Compared to Three Months Ended December 31, 2008
Revenue. Total revenue increased $2.1 million to $2.6 million for the three months ended December 31, 2009 compared to $0.5 million for the three months ended December 31, 2008.
Product sales were $2.4 million for the three months ended December 31, 2009 compared to $0.5 million for the three months ended December 31, 2008 and were derived from the sale of syngas and other byproducts produced at the HH Joint Venture plant in China. Product revenues have increased at the plant due to the plant’s increased availability for production, increased syngas volume offtake by our customer, Hai Hua, and increased byproduct sales including sales of our excess oxygen to Hai Hua under our ASU cost-sharing arrangement which began in September 2009. The HH Joint Venture plant was in its commissioning phase prior to achieving commercial operations status in December 2008.

Other revenues were $0.2 million for the three months ended December 31, 2009 and were primarily for a sponsorship grant related to lignite testing at the HH Joint Venture plant.
Costs of product sales and plant operating expenses. Costs of product sales and plant operating expenses decreased by $0.3 million to $2.6 million for the three months ended December 31, 2009 compared to $2.9 million for the three months ended December 31, 2008, and were comprised principally of coal consumption, electricity, and other operating costs at the HH Joint Venture plant in China. The costs for the three months ended December 31, 2008 were higher in relation to revenues due to commissioning costs incurred prior to the plant achieving commercial operations status.
General and administrative expenses. General and administrative expenses decreased by $1.8 million to $2.9 million during the three months ended December 31, 2009 compared to $4.7 million during the three months ended December 31, 2008. The decrease of $1.8 million was primarily due to a decrease in compensation costs as a result of reduced staffing levels, and a decrease in consulting and professional fees.
Project and technical development expenses. Project and technical development expenses decreased by $0.9 million to $0.5 million for the three months ended December 31, 2009 compared to $1.4 million for the three months ended December 31, 2008. Costs during the three months ended December 31, 2009 related to development of our U-GAS® technology and product feasibility studies for a possible expansion of the HH Joint Venture plant. During the three months ended December 31, 2008, we had a non-cash charge to write-off the $1.3 million remaining carrying value of the reservation and use fee for GTI’s Flex-Fuel Test Facility in Des Plaines, Illinois.
Stock-based compensation expense. Stock-based compensation expense decreased by $0.9 million to $0.4 million for the three months ended December 31, 2009 compared to $1.3 million for the three months ended December 31, 2008. The decrease was principally due to fewer stock option awards outstanding and due to the reversal of previously recognized expense due to forfeitures. Additionally, the amount of stock-based compensation expense associated with recent grants of stock option awards is lower than certain prior awards due to the decrease in the price of our common stock.
Asset impairment loss. The asset impairment loss of $6.6 million during the three months ended December 31, 2009 related to the write-off of the long-lived assets of the GC Joint Venture.
Depreciation and amortization. Depreciation and amortization expense was $0.7 million for the three months ended December 31, 2009 and 2008.
Equity in losses of Yima Joint Ventures. The equity in losses of the Yima Joint Ventures for the three months ended December 31, 2009 relates to our 25% share of the loss incurred by the Yima Joint Ventures. The loss is comprised of non-capitalizable costs incurred during the design and construction phase, offset in part, by interest income earned on invested funds contributed by the joint ventures’ partners.
Interest income. Interest income decreased to $13,000 for the three months ended December 31, 2009 compared to $0.7 million for the three months ended December 31, 2008. The decrease was primarily due to lower effective yields on money market investments and lower invested principal balances.
Interest expense. Interest expense decreased by $0.1 million to $0.2 million for the three months ended December 31, 2009 compared to $0.3 million during the three months ended December 31, 2008. The decrease was primarily due to the HH Joint Venture’s lower outstanding principal balance on its loan with the Industrial and Commercial Bank of China and a lower interest rate based on the annual adjustment in March 2009 to 5.94%.
Net loss attributable to noncontrolling interests. Net loss attributable to noncontrolling interests increased by $2.0 million to $2.3 million for the three months ended December 31, 2009 compared to $0.3 million during the three months ended December 31, 2008. The increase resulted from the GC Joint Venture partner absorbing their interest in the impairment loss.

Six Months Ended December 31, 2009 Compared to Six Months Ended December 31, 2008
Revenue. Total revenue increased $4.3 million to $4.9 million for the six months ended December 31, 2009 compared to $0.6 million for the six months ended December 31, 2008.
Product sales were $4.1 million for the six months ended December 31, 2009 compared to $0.6 million for the six months ended December 31, 2008 and were derived from the sale of syngas and other byproducts produced at the HH Joint Venture plant in China. Product revenues have increased at the plant due to the plant’s increased availability for production; increased syngas volume offtake by our customer, Hai Hua; and increased byproduct sales, including sales of our excess oxygen to Hai Hua under our ASU cost-sharing arrangement, which began in September 2009. The HH Joint Venture plant was in its commissioning phase prior to achieving commercial operations status in December 2008.
Other revenues were $0.8 million for the six months ended December 31, 2009 and were primarily for engineering services provided to the Yima Joint Ventures and a sponsorship grant related to lignite testing at the HH Joint Venture plant.
Costs of product sales and plant operating expenses. Costs of product sales and plant operating expenses were $4.3 million for the both of the six month periods ended December 31, 2009 and 2008, and were comprised principally of coal consumption, electricity, and other operating costs at the HH Joint Venture plant in China. The costs for the six months ended December 31, 2008 were incurred prior to the plant achieving commercial operations status.
General and administrative expenses. General and administrative expenses decreased by $3.3 million to $6.0 million during the six months ended December 31, 2009 compared to $9.3 million during the six months ended December 31, 2008. The decrease of $3.3 million was primarily due to a decrease in compensation costs as a result of reduced staffing levels, and a decrease in consulting and professional fees.
Project and technical development expenses. Project and technical development expenses decreased by $0.3 million to $1.6 million for the six months ended December 31, 2009 compared to $1.9 million for the six months ended December 31, 2008. Project development expenses for the six months ended December 31, 2009 included a $0.9 million charge for a consulting fee related to the financial closing of the Yima project. During the six months ended December 31, 2008, we had a non-cash charge to write-off the $1.3 million remaining carrying value of the reservation and use fee for GTI’s Flex-Fuel Test Facility in Des Plaines, Illinois.
Stock-based compensation expense. Stock-based compensation expense decreased by $2.4 million to $1.0 million for the six months ended December 31, 2009 compared to $3.4 million for the six months ended December 31, 2008. The decrease was principally due to fewer stock option awards outstanding and due to the reversal of previously recognized expense due to forfeitures. Additionally, the amount of stock-based compensation expense associated with recent grants of stock option awards is lower than certain prior awards due to the decrease in the price of our common stock.
Asset impairment loss. The asset impairment loss of $6.6 million during the six months ended December 31, 2009 related to the write-off of the long-lived assets of the Golden Concord joint venture.
Depreciation and amortization. Depreciation and amortization decreased by $0.1 million to $1.4 million during the six months ended December 31, 2009 compared to $1.5 million during the six months ended December 31, 2008. The decrease was due principally to the change in the estimated useful live of the production equipment at the HH Joint Venture plant from a period of 15 years to 20 years effective October 1, 2008.

Equity in losses of Yima joint ventures. The equity in losses of the Yima joint ventures for the six months ended December 31, 2009 relates to our 25% share of the loss incurred by the Yima joint ventures. The loss is comprised of non-capitalizable costs incurred during the design and construction phase, offset in part, by interest income earned on invested funds contributed by the joint ventures’ partners.
Interest income. Interest income decreased to $0.1 million for the six months ended December 31, 2009 compared to $1.5 million for the six months ended December 31, 2008. The decrease was primarily due to lower effective yields on money market investments and lower invested principal balances.
Interest expense. Interest expense decreased by $0.2 million to $0.3 million for the six months ended December 31, 2009 compared to $0.5 million during the six months ended December 31, 2008. The decrease was primarily due to the HH Joint Venture’s lower outstanding principal balance on its loan with the Industrial and Commercial Bank of China and to a lower interest rate based on the annual adjustment in March 2009 to 5.94%.
Net loss attributable to noncontrolling interests. Net loss attributable to noncontrolling interests increased by $2.0 million to $2.7 million for the six months ended December 31, 2009 compared to $0.7 million during the six months ended December 31, 2008. The increase resulted principally from the GC Joint Venture partner absorbing their interest in the impairment loss.
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
As of December 31, 2009, we had $50.9 million in cash and cash equivalents and $45.2 million of working capital available to us. During the six months ended December 31, 2009, cash flows used in operating activities were $9.2 million. Additionally, we invested $29.3 million of our cash into the Yima Joint Ventures and repaid $1.1 million of principal on the HH Joint Venture loan during the six months ended December 31, 2009. At current levels, we expect to incur corporate general and administrative expenses of approximately $11 million during the year ending June 30, 2010. We are also funding our share of the working capital, operating losses and debt service of the HH Joint Venture. The following summarizes the uses of equity capital and debt with respect to our projects.
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

For the first 20 years after the date that the plant became operational, 95% of all net profits of the HH Joint Venture will be distributed to us. After the initial twenty years, the profit distribution percentages will be changed, with us receiving 10% of the net profits of the HH Joint Venture and Hai Hua receiving 90%. The contract has a term of 50 years, subject to earlier termination if the HH Joint Venture either files for bankruptcy or becomes insolvent or if the syngas purchase and sale agreement between the HH Joint Venture and Hai Hua is terminated. Hai Hua has also agreed that the License Agreement is our sole property and that it will not compete with us with respect to fluidized bed gasification technology for the term of the HH Joint Venture.
On March 22, 2007, the HH Joint Venture entered into a seven-year loan agreement and received $12.6 million of loan proceeds pursuant to the terms of a Fixed Asset Loan Contract with ICBC to complete the project financing for the HH Joint Venture. Key terms of the Fixed Asset Loan Contract with ICBC are as follows:
•	Term of the loan is seven years from the commencement date (March 22, 2007) of the loan;

•	Interest is adjusted annually based upon the standard rate announced each year by the People’s Bank of China. As of December 31, 2009, the applicable interest rate was 5.94% and is payable monthly;

•	Principal payments of $1.1 million are due in March and September of each year beginning on September 22, 2008 and ending on March 21, 2014;

•	Hai Hua is the guarantor of the entire loan;

•	Assets of the HH Joint Venture are pledged as collateral for the loan;

•	Covenants include, among other things, prohibiting pre-payment without the consent of ICBC and permitting ICBC to be involved in the review and inspection of the Hai Hua plant; and

•
Loan is subject to customary events of default which, should one or more of them occur and be continuing, would permit ICBC to declare all amounts owing under the contract to be due and payable immediately.

As of December 31, 2009, the HH Joint Venture is in compliance with all covenants and obligations under the Fixed Asset Loan Contract.
The plant produced initial syngas, and syngas sales commenced, during the three months ended March 31, 2008. Due to recent worldwide reductions in methanol prices, Hai Hua has operated at a reduced rate of syngas consumption. Hai Hua forecasted the use of approximately 35% to 45% of the syngas guarantee capacity for calendar 2009 and has forecasted the same level of syngas consumption through June 2010. The HH Joint Venture plant is expected to continue operating at reduced capacity due to the depressed methanol market. The reduced capacity at the HH Joint Venture plant has contributed to the plant’s operating losses. In addition to funding these operating losses, we are funding the working capital and debt service for the HH Joint Venture. We are evaluating alternative products and partnership structures for a possible expansion of the HH Joint Venture plant to produce products such as glycol. We do not believe any additional equity would be required from us for an expansion as we expect to contribute our 95% equity interest toward the expansion with third parties contributing all the additional required equity to expand the plant. In February 2010, we received the necessary government approval for the expansion. This approval, along with the previously received environmental approvals, are the key approvals required for us to commence execution of the expansion and also describe certain terms of the expansion project, including but not limiting to, its use of land, the main additional facilities required and the use of the existing facilities. The scope of the expansion is still under evaluation and we expect to make a decision on moving forward with an expansion near the end of the first half of calendar 2010. The local government has expressed strong support for this expansion project and has executed a letter of intent allowing a new state-owned local coal mine to be used as a debt guarantee. The letter of intent also contemplates providing discounted coal to the project from this local coal mine.

In April 2009, the HH Joint Venture entered into the Supplementary Agreement with Hai Hua, amending the terms of the purchase and sale agreement. The Supplementary Agreement was entered into to provide more clarity regarding the required syngas quality and volume to be delivered, recovery of the energy fee during turndown periods and operations coordination during unscheduled outages. Under the Supplementary Agreement, the syngas quality specification has been amended to provide more clarity as to the minor constituents allowable in the syngas. For purposes of the agreement, syngas that meets these specifications is deemed “compliant gas” and syngas that does not meet these specifications is deemed “non-compliant gas.” The Supplementary Agreement also adds a requirement for Hai Hua to pay the HH Joint Venture the capacity fee and 70% of the energy fee for all non-compliant gas which is taken by Hai Hua. However, if more than 50% of the syngas taken by Hai Hua during any operating day is non-compliant gas, all of the syngas for that day is deemed to be non-compliant gas for purposes of calculating the energy fee. In addition, the Supplementary Agreement accommodates periods of turndown operation by Hai Hua by establishing a minimum threshold gas off take volume of 7,500 Ncum per hour of net syngas for the purpose of calculating the energy fee during such periods. The Supplementary Agreement also provides that, to the extent Hai Hua has an unscheduled shutdown, and the plant continues to operate on standby during such period, Hai Hua is still required to pay the energy fee to the HH Joint Venture. In the event that the plant has an unscheduled shutdown and does not provide at least three hours prior notice to Hai Hua, the HH Joint Venture may be required to provide certain compensation to Hai Hua.
In an effort to reduce operating costs, the HH Joint Venture entered into an additional agreement with Hai Hua whereby the cost of operating the plant’s air separation unit, or ASU, can be shared between the two parties based on the oxygen consumption of the respective parties over the relevant period. The HH Joint Venture began to provide oxygen to Hai Hua in September 2009. This cost sharing arrangement has increased the HH Joint Venture’s byproduct revenues and has reduced operating costs of Hai Hua by allowing the parties to operate only one ASU instead of both parties operating their respective ASU’s at low capacity.
During the six months ended December 31, 2009, the plant operated for approximately 69% of the period, was available for production for approximately 97% of the period, and met Hai Hua’s syngas demand and quality requirements for approximately 98% of the time that it was operating. If we are not successful in improving the HH Joint Venture’s profitability, or if management’s estimated cash flow projections for these assets significantly decrease, or if Hai Hua does not make its required payments, the plant’s assets could be impaired. As of December 31, 2009, we performed an analysis of the project and determined that these assets were not impaired based upon our estimated cash flow projections for the project.
Yima Joint Ventures
In August 2009, we entered into amended joint venture contracts with Yima, replacing the prior joint venture contracts entered into in October 2008 and April 2009. The Yima Joint Ventures were formed for each of the gasification, methanol/methanol protein production, and utility island components of the plant. We obtained government approvals for the project’s feasibility study during the three months ended December 31, 2008 and for the project’s environmental impact assessment during the three months ended March 31, 2009, which were the two key approvals required to proceed with the project. The amended joint venture contracts provide that: (i) we and Yima contribute equity of 25% and 75%, respectively, to the Yima Joint Ventures; (ii) Yima will guarantee the repayment of loans from third party lenders for 50% of the project cost and, if debt financing is not available, Yima is obligated to provide debt financing via shareholder loans to the project until the project is able to secure third-party debt financing; and (iii) Yima will supply coal to the project from a mine located in close proximity to the project at a preferential price subject to a definitive agreement to be subsequently negotiated. In connection with entering into the amended contracts, we and Yima have contributed our respective remaining cash equity contributions of $29.3 million and $90.8 million, respectively, to the Yima Joint Ventures during the three months ended September 30, 2008. We will also be responsible for our share of any cost overruns on the project. During the three months ended September 30, 2009, we incurred a charge of $0.9 million relating to consulting fees paid in connection with the closing and funding of the Yima project.

In exchange for our capital contributions, we own a 25% interest in each joint venture and Yima owns a 75% interest. Notwithstanding this, in connection with an expansion of the project, we have the option to contribute a greater percentage of capital for the expansion, such that as a result, we would have up to a 49% ownership interest in the Yima Joint Ventures. Our investment in the Yima Joint Ventures is accounted for using the equity method.
When phase one of the project is completed, the plant is expected to have an annual capacity of 300,000 tonnes per annum of refined methanol. The parties are planning two future phases of coal gasification projects at this location. Phase two is expected to add additional capacity of 300,000 tonnes per annum of refined methanol or methanol equivalent products, and phase three is expected to add additional capacity of 600,000 tonnes per annum of refined methanol or methanol equivalent products. Refined methanol is the main feedstock for methanol protein and the approvals to date have related to methanol protein production which has not yet been proven to be a commercially viable technology. We intend to sell methanol as the primary product from the project and sell methanol protein from a small scale demonstration unit in the project. We intend to obtain the business license and related permits for both methanol and methanol protein production. There may be delays in the project if we are unable to obtain these permits. Under the amended joint venture contracts, Yima has agreed to supply coal to the project at a preferential price subject to a definitive agreement to be subsequently negotiated.
Construction activities for site preparation are currently underway and East China Engineering Corporation (“ECEC”), a subsidiary of China National Chemical Engineering Corp., China’s largest chemical engineering group, has been contracted for the project’s engineering work. ECEC has completed the basic design package and is now working on the detailed engineering design phase. Foundation work is expected to start next month. The remaining construction and commissioning of phase one is expected to take approximately three years. Based on the project’s current scope, the parties’ current estimate of the total required capital of phase one of the project, which includes the downstream facilities and infrastructure investment in support of phase two of the plant, is approximately $250 million. The total investment for phase two is expected to be significantly lower.
The remaining capital for the project is to be provided by project debt to be obtained by the Yima Joint Ventures. Yima has agreed to guarantee the project debt and we expect this guarantee will allow debt financing to be obtained from domestic Chinese banking sources. Yima has filed the appropriate documentation for the loan and the approvals have advanced through the provincial level on to the national level. In the event that the debt financing is not obtained, Yima has agreed to provide a loan to the joint ventures to satisfy the remaining capital needs of the project with terms comparable to current market rates at the time of the loan. We have agreed to pledge to Yima our ownership interests in the joint ventures as security for our obligations under any project guarantee or loan provided by Yima.
The Yima Joint Ventures are governed by a board of directors consisting of eight directors, two of whom were appointed by us and six of whom were appointed by Yima. The joint ventures also have officers that are nominated by us, Yima and/or the board of directors pursuant to the terms of the joint venture contracts. We and Yima shall share the profits, and bear the risks and losses, of the joint ventures in proportion to our respective ownership interests. The term of the joint venture shall commence upon each joint venture company obtaining its business license and shall end 30 years after the issuance of such business licenses.
During the six months ended December 31, 2009, we recognized $0.6 million of other revenue for engineering services provided to the Yima Joint Ventures.

We have included the $1.5 million payment paid to the Gas Technology Institute, or GTI, in June 2009 toward future royalties due to GTI for the Yima Joint Ventures’ project as part of our investment in the Yima project. An additional future royalty payment of approximately $1.5 million will be due to GTI upon the commissioning of the gasifier equipment for the Yima project.
Golden Concord Joint Venture
Our joint venture with Golden Concord was formed to (i) develop, construct and operate a coal gasification, methanol and DME production plant utilizing U-GAS® technology in the Xilinghote Economic and Technology Development Zone, Inner Mongolia Autonomous Region, China and (ii) produce and sell methanol, DME and the various byproducts of the plant, including fly ash, steam, sulphur, hydrogen, xenon and argon. At the time of the formation of the GC Joint Venture, we agreed to contribute approximately $16.3 million in cash in exchange for a 51% ownership interest in the GC Joint Venture, and Golden Concord agreed to contribute approximately $16.0 million in cash for the remaining 49% ownership interest in the GC Joint Venture. We consolidate the results of the GC Joint Venture in our consolidated financial statements. We have funded a total of $3.4 million of our equity contribution and Golden Concord has additionally funded approximately $3.1 million of its equity contribution as of December 31, 2009. These funds were used for engineering and initial construction work for this project, land use rights, and for its development expenses. The GC Joint Venture has liabilities of approximately $1.1 million and has incurred losses of approximately $1.9 million prior to the impairment loss described below.
At this time, Golden Concord and other potential partners are not currently interested in the GC Joint Venture project’s investment as originally envisioned. However, since the formation of the GC Joint Venture, we have continued to make progress demonstrating the capability of our technology. This progress has attracted the interest of some of China’s coal to energy companies that are interested in using our technology for larger scale projects such as SNG. Due to the need to shift the project to a larger scale and higher value end product alternative such as SNG and large scale chemicals such as olefins, development of the project will be delayed significantly. We believe that the GC Joint Venture project, as originally planned, will not be developed at this time. Due to these facts and circumstances, we have determined that, as of December 31, 2009, it is improbable that the long-lived assets of the GC Joint Venture will be recovered. Therefore, we have recognized an impairment loss of approximately $6.6 million during the three months ended December 31, 2009 to write-off the long-lived assets of the GC Joint Venture. The remaining noncontrolling interest of Golden Concord in the GC Joint Venture of approximately $2.2 million was recognized as a net loss attributable to noncontrolling interests interests due to Golden Concord absorbing their interest in the impairment loss. Golden Concord’s equity contributions of $3.1 million had been reduced by its 49% share of the operating losses of the GC Joint Venture to date.
We intend to continue to develop this project by shifting our focus to end products such as SNG and olefins that can be economically produced from local low rank coal when utilizing the U-GAS® technology and which are of strategic interest to possible partners in China, including state owned, private and publicly traded gas companies.
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

Coalworks
In December 2009, we entered into a strategic alliance agreement with Coalworks Limited, an emerging Australian energy developer, to develop the first coal gasification and liquefaction plant for Coalworks at Oaklands, New South Wales, Australia utilizing our U-GAS® technology. Pursuant to the strategic alliance agreement, Coalworks has engaged us to conduct a feasibility study for the plant. Pending successful results from the feasibility study, Coalworks would enter into a license agreement with us for the U-GAS® technology for the Oaklands project. The study also contemplates that Coalworks will license commercially proven methanol to gasoline technology. We would also provide expertise, designs, plans and cost reduction techniques such as modularization to assist Coalworks with the construction and operation of the plant.
GTI
On November 5, 2009, we entered into an Amended and Restated License Agreement, which we refer to as the New Agreement, with GTI, replacing the Amended and Restated License Agreement between us and GTI dated August 31, 2006, as amended, which we refer to as the Original Agreement. Under the New Agreement, we maintain our exclusive worldwide right to license the U-GAS® technology for all types of coals and coal/biomass mixtures with coal content exceeding 60%, as well as the non-exclusive right to license the U-GAS® technology for 100% biomass and coal/biomass blends exceeding 40% biomass. The New Agreement differs from the Old Agreement most critically by allowing us to sublicense U-GAS® to third parties for coal, coal and biomass mixtures or 100% biomass projects (subject to the approval of GTI, which approval shall not be unreasonably withheld), with us and GTI to share the revenue from such third party licensing fees based on an agreed percentage split, which we refer to as the Agreed Percentage. In addition, the prior obligation to fabricate and put into operation at least one U-GAS® system for each calendar year of the Original Agreement in order to maintain the license has been eliminated in the New Agreement.
In order to sublicense any U-GAS® system, we are required to comply with certain requirements set forth in the New Agreement. In the preliminary stage of developing a potential sublicense, we are required to provide notice and certain information regarding the potential sublicense to GTI and GTI is required to provide notice of approval or non-approval within ten business days of the date of our notice, provided that GTI is required to not unreasonably withhold their approval. If GTI does not respond within that ten business day period, they are deemed to have approved of the sublicense. We are required to provide updates on any potential sublicenses once every three months during the term of the New Agreement. We are also restricted from offering a competing gasification technology during the term of the New Agreement.
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
We currently plan to use our available cash for (i) our general and administrative expenses; (ii) debt service related to the HH Joint Venture; (iii) working capital; (iv) project, third-party licensing and technical development expenses; and (v) general corporate purposes. The actual allocation of and the timing of the expenditures will be dependent on various factors, including changes in our strategic relationships, commodity prices and industry conditions, and other factors that we cannot currently predict. In particular, since mid-2008, the global economy has experienced a significant contraction, with an almost unprecedented lack of availability of business and consumer credit, which has impeded, and could continue to impede, our ability to obtain financing for our projects. Although we are seeing early signs of improved economic activity, this decrease and any future decrease in economic activity in China or in other regions of the world in which we may in the future do business could significantly and adversely affect our results of operations and financial condition in a number of other ways. In addition, the market for commodities such as methanol has been under significant pressure and we are unsure of how much longer this pressure will continue. As a direct result of these trends, our ability to finance and develop our existing projects, commence any new projects and sell our products could be adversely impacted.
We believe that improving the financial performance and reducing the operating costs of the HH Joint Venture plant are critical to improving our financial performance and we believe this improvement can be accomplished through the expansion of the plant to produce products such as glycol and the sale of our excess oxygen capacity to Hai Hua. Currently, we do not believe any additional equity contributions for an expansion would be required by us, as we expect to contribute a portion of our 95% equity stake in the existing joint venture toward the expansion. In February 2010, we received the necessary government approval for the expansion. This approval, along with the previously received environmental approvals, are the key approvals required for us to commence execution of the expansion and also describe certain terms of the expansion project, including but not limiting to, its use of land, the main additional facilities required and the use of the existing facilities. The scope of the expansion is still under evaluation and we expect to make a decision on moving forward near the end of the first half of calendar year 2010. The HH Joint Venture began to provide oxygen to Hai Hua in September 2009 under a cost sharing arrangement that has increased our byproduct revenues. In addition, our successful commercial-scale demonstration at the Hai Hua plant using lignite coal from the Inner Mongolia region of China was a significant milestone for us and our U-GAS® technology as it demonstrated our ability to efficiently process lignite coal. As a result of the lignite demonstration, we have seen a large increase in visits to our Hai Hua plant from potential customers and partners.

Although we have recognized an impairment loss on the assets of the GC Joint Venture, we are actively pursuing project partners to invest in our projects’ development, including a different project scope and end product for the GC Joint Venture and for the possible expansion of the HH Joint Venture plant and further development of the YIMA Joint Venture project. In addition, we have a variety of cooperation agreements in place with regional governments, coal companies and downstream off-takers for potential projects in China that would utilize U-GAS® as a platform for products such as SNG, chemicals such as glycol, and fuels such as methanol and DME. The Chinese government has recently approved new standards for methanol to be used in methanol blended with gasoline, and although these standards do not mandate the use of methanol, we believe this is a positive development for the long term outlook of methanol demand. As these projects develop, they may include combinations of equity and debt financing from third parties, selective equity investments by us, retention of a carried interest by us, or technology licenses.
We are also pursuing possible U-GAS® licensing opportunities with third parties allowing us to build on our experience at the HH Joint Venture and our technology and engineering capability. We intend to place increased focus on development of licensing opportunities for our proprietary U-GAS® technology on a global basis with a focus on China, India, the U.S. and Australia due to their large low rank coal resources. In the U.S., we believe there may be a significant near-term opportunity for us by leveraging the capability of U-GAS® to efficiently gasify biomass to make renewable fuels. Today’s regulatory environment in the U.S. is favorable for these types of projects because increased environmental concerns are creating a market demand for renewable fuels and companies are under increasing pressure to reduce their carbon footprint. We anticipate that we can generate revenues through engineering and technical service fees, as well as licensing fees and royalties on products sold by our licensees that incorporate our proprietary technology without incurring the significant capital costs required to develop a plant. We also believe that our licensing activities will provide additional insight into project development activities, which may allow us to make selective equity investments in such projects in the future.
We will limit the development of any further projects until worldwide capital and debt markets improve and we have assurances that acceptable financing is available to complete the project. Our strategy will be to grow our licensing business and create selective investment opportunities primarily through our China based operations and using our current capital resources combined with leveraging our technology and success at Hai Hua. The financial performance of our HH Joint Venture project will be affected by its ability to sell syngas to Hai Hua combined with our ability to successfully expand the project. Further, development of our Yima Joint Ventures may be impacted by delays related to additional permits, implementation and commissioning delays and market conditions during operations.
As of December 31, 2009, we had $50.9 million in cash and cash equivalents and $45.2 million of working capital available to us. During the six months ended December 31, 2009, cash flows used in operating activities were $9.2 million. Additionally, we invested $29.3 million of our cash into the Yima Joint Ventures and repaid $1.1 million of principal on the HH Joint Venture loan during the six months ended December 31, 2009. At current levels, we expect to incur corporate general and administrative expenses of approximately $11 million during fiscal 2010. We are also funding the working capital, operating losses and debt service of the HH Joint Venture. As a result, we may need to raise additional capital through equity and debt financing for any new projects that are developed, to support our existing projects and possible expansions thereof and for our corporate general and administrative expenses. We cannot provide any assurance that any financing will be available to us in the future on acceptable terms or at all. Any such financing could be dilutive to our existing stockholders. If we cannot raise required funds on acceptable terms, we may not be able to, among other things, (i) maintain our general and administrative expenses at current levels; (ii) negotiate and enter into new gasification plant development contracts; (iii) expand our operations; (iv) hire and train new employees; or (v) respond to competitive pressures or unanticipated capital requirements.

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

Interest rate risk
We are exposed to interest rate risk through our loan with ICBC. Interest under this loan is adjusted annually based upon the standard rate announced each year by the People’s Bank of China. As of December 31, 2009, the applicable interest rate was 5.94%. We could also be exposed to the risk of rising interest rates through our future borrowing activities. This is an inherent risk as borrowings mature and are renewed at then current market rates. The extent of this risk as to our ICBC loan, or any future borrowings, is not quantifiable or predictable because of the variability of future interest rates.
Customer credit risk
When our projects progress to commercial production, we will be exposed to the risk of financial non-performance by customers. To manage customer credit risk, we intend to monitor credit ratings of customers and seek to minimize exposure to any one customer where other customers are readily available. As of December 31, 2009, Hai Hua is our only customer for syngas sales and as such, we are exposed to significant customer credit risk due to this concentration. Unless we are able to retain Hai Hua and secure new customers, our revenue and results of operations would be adversely affected.

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
Our management, with the participation of the Chief Executive Officer and the Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009 pursuant to Rule 13a-15 (b) of the Securities and Exchange Act of 1934, as amended. Based upon this evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2009 due to a material weakness in our internal accounting controls. Specifically, our internal control over financial reporting was not effective at ensuring that financial reporting risks arising from complex and non-routine transactions were identified timely and that appropriate accounting policies for such transactions were selected and applied. This material weakness has resulted in adjustments to our interim preliminary consolidated financial statements that were not identified by us. These errors were not prevented or detected by our internal control over financial reporting which could have resulted in a material misstatement of our interim or year-end consolidated financial statements and disclosures.
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
In September 2008, we were named as one of a number of defendants in a lawsuit filed in the U.S. District Court for the Central District of California, Southern Division, by Igor Olenicoff, one of our former stockholders, and a company he controls. Also named were Timothy E. Vail (our former CEO and one of our directors), David Eichinger (our former CFO), and another one of our directors (collectively, we, Mr. Vail, Mr. Eichinger and the director are referred to as the “SES Defendants”), as well as UBS AG, Union Charter Ltd., and other persons who allegedly managed Mr. Olenicoff’s investments outside the U.S. The SES Defendants have been named in this lawsuit based primarily upon allegations that one of our former stockholders, Teflomi Trade & Trust, Inc., was a shell company formed for the purposes of holding Mr. Olenicoff’s assets overseas, and that the SES Defendants allegedly had knowledge of this arrangement. The claims initially asserted against the SES Defendants included, among others, securities fraud in violation of Rule 10b-5 under the Securities Act and the California state law equivalent, violations of the Racketeer Influenced and Corrupt Organizations Act, or RICO, common law fraud and negligent misrepresentation, breach of fiduciary duty, conspiracy and unfair business practices. On the SES Defendants’ motion, on July 31, 2009, the court issued an order dismissing the securities fraud claims as to each of the SES Defendants and the common law fraud, negligent misrepresentation claim and breach of fiduciary duty claims as to us, Mr. Vail and Mr. Eichinger. The court determined that certain other claims, including RICO, conspiracy and unfair business practices, were sufficiently pled and could proceed at this stage. Plaintiffs were given leave to amend and, on August 24, 2009, filed an amended complaint attempting to replead their securities fraud claims, and alleged a new claim for violation of the Uniform Commercial Code (the “UCC”). In response, on September 23, 2009, the SES Defendants filed a motion to dismiss the securities fraud and UCC claims. The court heard oral argument on the SES Defendants’ motion to dismiss, and on various other defendants’ motions to dismiss, on November 9, 2009. No final order has yet been issued by the court on these motions. The SES Defendants believe the claims alleged against them to be without merit and intend to continue to vigorously defend all claims which are allowed to proceed in the court.

Item 1A.	Risk Factors
None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Submission of Matters to a Vote of Security Holders
At our Annual Meeting of Stockholders on December 16, 2009, six directors were elected for one-year terms expiring on the date of the annual meeting for the year ended June 30, 2010. As to each nominee for director, the results of the voting were as follows:

	For	Withheld
Lorenzo Lamadrid	32,758,821	3,757,191
Robert Rigdon	33,741,564	2,774,448
Donald Bunnell	33,764,255	2,751,757
Michael Storey	32,715,213	3,800,799
Denis Slavich	33,088,286	3,427,726
Harry Rubin	31,986,892	4,529,120
The results of voting to approve an amendment to our Certificate of Incorporation to increase the number of authorized shares of common stock, par value $.01 per share, from 100,000,000 to 200,000,000 were as follows:

			Broker non-
For	Against	Abstain	votes
25,104,755	9,563,433	1,847,818	—
The results of voting to approve the amendment to our Certificate of Incorporation to authorize a class of preferred stock, consisting of 20,000,000 authorized shares, which may be issued in one or more series, with such rights, preferences, privileges and restrictions as shall be fixed by our Board of Directors were as follows:

			Broker non-
For	Against	Abstain	votes
17,390,818	8,339,358	1,826,843	8,958,994
The results of voting to ratify the appointment of PricewaterhouseCoopers LLC as our independent registered public accounting firm for the fiscal year ending June 30, 2010, was as follows:

			Broker non-
For	Against	Abstain	votes
34,481,263	124,136	1,910,611	—

Item 5.	Other Information
None.

Forward Looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act, as amended, and Section 21E of the Exchange Act, as amended. All statements other than statements of historical fact are forward-looking statements. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected. Among those risks, trends and uncertainties are our early stage of development, our estimate of the sufficiency of existing capital sources, our ability to raise additional capital to fund cash requirements for future operations, our ability to reduce operating costs, the limited history and viability of our technology, the impact of regulatory changes in China and elsewhere on our business, the effect of the current international financial crisis on our business, commodity prices and the availability and terms of financing opportunities, our results of operations in foreign countries and our ability to diversify, our ability to maintain production from our first plant in the HH Joint Venture, our ability to obtain the necessary approvals and permits for our Yima Joint Ventures and other future projects, our estimated timetables for achieving mechanical completion and commencing commercial operations for the Yima project and the sufficiency of our internal controls and procedures. Although we believe that in making such forward-looking statements our expectations are based upon reasonable assumptions, such statements may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. We cannot assure you that the assumptions upon which these statements are based will prove to have been correct.
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

3.2
Certificate of Amendment to the Certificate of Incorporation of the Company dated effective December 16, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 17, 2009).

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

SYNTHESIS ENERGY SYSTEMS, INC.
Date: February 16, 2010	By:	/s/ Robert Rigdon
Robert Rigdon
President and Chief Executive Officer

	By:	/s/ Kevin Kelly
Kevin Kelly
Chief Accounting Officer, Controller and Secretary