Form 10-Q
period 2010-03-31
SYNTHESIS ENERGY SYSTEMS INC
filed 2010-05-17
CIK 1375063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

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
Yes ☐ No ☑
As of May 7, 2010 there were 48,336,512 shares of the registrant’s common stock, par value $.01 per share, outstanding.
Transitional Small Business Disclosure Format Yes ☐ No ☑

Page

PART 1. Financial Information

Item 1. Financial Statements	3

Consolidated Balance Sheets as of March 31, 2010 and June 30, 2009 (unaudited)	3

Consolidated Statements of Operations for the Three Months Ended March 31, 2010 and 2009 (unaudited)	4

Consolidated Statements of Operations for the Nine Months Ended March 31, 2010 and 2009 and the period from November 4, 2003 (inception) to March 31, 2010 (unaudited)	5

Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2010 and 2009 and the period from November 4, 2003 (inception) to March 31, 2010 (unaudited)	6

Consolidated Statements of Equity for the period from November 4, 2003 (inception) to March 31, 2010 (unaudited)	7

Notes to the Consolidated Financial Statements (unaudited)	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosure about Market Risk	30

Item 4. Controls and Procedures	30

PART II. Other Information

Item 1. Legal Proceedings	31

Item 1A. Risk Factors	31

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3. Defaults Upon Senior Securities	31

Item 4. (Removed and Reserved)	31

Item 5. Other Information	31

Item 6. Exhibits	32

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I

Item 1.	Financial Statements
SYNTHESIS ENERGY SYSTEMS, INC.
(A Development Stage Enterprise)
Consolidated Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	March 31,	June 30,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$45,849	$90,420
Accounts receivable	3,384	1,333
Prepaid expenses and other currents assets	561	689
Inventory	881	780

Total current assets	50,675	93,222
Construction-in-progress	568	6,078
Property, plant and equipment, net	36,248	37,713
Intangible asset, net	1,291	1,386
Investment in Yima joint ventures	32,234	1,500
Other long-term assets	3,229	6,237

Total assets	$124,245	$146,136

LIABILITIES AND EQUITY
Current liabilities:
Accrued expenses and accounts payable	$8,261	$8,828
Current portion of long-term bank loan	2,256	2,254

Total current liabilities	10,517	11,082
Long-term bank loan	6,709	8,958

Total liabilities	17,226	20,040
Equity:
Common stock, $0.01 par value: 200,000 and 100,000 shares authorized: 48,232 and 48,118 shares issued and outstanding, respectively	482	481
Additional paid-in capital	198,181	196,441
Deficit accumulated during development stage	(92,759)	(74,701)
Accumulated other comprehensive income	1,613	1,598

Total Synthesis Energy Systems, Inc. stockholders’ equity	107,517	123,819
Noncontrolling interests in subsidiaries	(498)	2,277

Total equity	107,019	126,096

Total liabilities and equity	$124,245	$146,136

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.
(A Development Stage Enterprise)
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2010	2009
Revenue:
Product sales and other – related parties	$2,297	$76
Technology licensing and related services	324	—
Other	—	250

Total revenue	2,621	326
Costs and Expenses:
Costs of sales and plant operating expenses	2,736	906
General and administrative expenses	3,401	3,841
Project and technical development expenses	286	251
Stock-based compensation expense	741	(1,798)
Depreciation and amortization	666	685

Total costs and expenses	7,830	3,885

Operating loss	(5,209)	(3,559)
Non-operating (income) expense:
Equity in losses of Yima joint ventures	4	—
Interest income	(38)	(195)
Interest expense	178	243

Net loss	(5,353)	(3,607)
Less: net loss (income) attributable to noncontrolling interests	72	(8)

Net loss attributable to stockholders	$(5,281)	$(3,615)

Net loss per share:
Basic and diluted	$(0.11)	$(0.08)

Weighted average common shares outstanding
Basic and diluted	48,198	48,011

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.
(A Development Stage Enterprise)
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

			November 4,
			2003
	Nine Months Ended		(inception) to
	March 31,	March 31,	March 31,
	2010	2009	2010
Revenue:
Product sales and other – related parties	$6,993	$684	$9,048
Technology licensing and related services	390	—	390
Other	146	250	521

Total revenue	7,529	934	9,959
Costs and Expenses:
Costs of sales and plant operating expenses	7,083	5,243	16,926
General and administrative expenses	9,404	13,142	45,836
Project and technical development expenses	1,840	2,193	13,523
Stock-based compensation expense	1,706	1,585	19,287
Asset impairment loss	6,575	—	6,575
Depreciation and amortization	2,107	2,187	6,444

Total costs and expenses	28,715	24,350	108,591

Operating loss	(21,186)	(23,416)	(98,632)
Non-operating (income) expense:
Equity in losses of Yima joint ventures	54	—	54
Interest income	(90)	(1,658)	(2,834)
Interest expense	522	779	1,871

Net loss	(21,672)	(22,537)	(97,723)
Less: net loss attributable to noncontrolling interests	3,614	654	4,964

Net loss attributable to stockholders	$(18,058)	$(21,883)	$(92,759)

Net loss per share:
Basic and diluted	$(0.37)	$(0.46)	$(2.71)

Weighted average common shares outstanding
Basic and diluted	48,228	48,011	34,193

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.
(A Development Stage Enterprise)
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

			November 4,
			2003
			(inception) to
	Nine Months Ended March 31,		March 31,
	2010	2009	2010
Cash flows from operating activities:
Net loss	$(21,672)	$(22,537)	$(97,723)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,706	1,585	19,287
Depreciation of property, plant and equipment	1,933	2,012	5,652
Equity in losses of Yima joint ventures	54	—	54
Amortization of intangible and other assets	174	175	792
Loss on disposal of property, plant and equipment	3	9	136
Asset impairment loss	6,575	—	6,575
Impairment loss on ExxonMobil license royalty	—	—	1,250
Changes in operating assets and liabilities:
Accounts receivable	(2,050)	(6)	(3,383)
Prepaid expenses and other current assets	77	445	753
Inventory	(101)	(217)	(878)
Other long-term assets	77	(28)	(56)
Accrued expenses and other payables	124	(4,313)	1,614

Net cash used in operating activities	(13,100)	(22,875)	(65,927)

Cash flows from investing activities:
Capital expenditures	(695)	(3,960)	(37,850)
Equity investment in Yima joint ventures	(29,288)	—	(30,788)
Purchase of marketable securities	—	(45,000)	(45,000)
Redemption of marketable securities	—	45,000	45,000
GTI license royalty for Yima joint ventures	—	—	(1,500)
ExxonMobil license royalty	—	—	(1,250)
Proceeds from sale of fixed assets	—	3	6
Restricted cash –investments in (redemptions of) certificates of deposit	50	—	(379)
Amendment of GTI license rights	—	—	(500)
Purchase of land use rights	(181)	—	(1,900)
Receipt of Chinese governmental grant	—	—	556
Project prepayments	—	—	(3,210)

Net cash used in investing activities	(30,114)	(3,957)	(76,815)

Cash flows from financing activities:
Payments on long-term bank loan	(2,256)	(2,253)	(4,509)
Proceeds from long-term bank loan		—	12,081
Proceeds (costs) from issuance of common stock, net	—	(107)	174,981
Prepaid interest	—	—	(276)
Deferred financing costs	—	—	(143)
Contribution from noncontrolling interest partners	839	—	4,456
Proceeds from exercise of stock options, net	71	—	698
Loans from shareholders	—	—	11

Net cash provided by (used in) financing activities	(1,346)	(2,360)	187,299

Net increase (decrease) in cash	(44,560)	(29,192)	44,557
Cash and cash equivalents, beginning of period	90,420	127,872	—
Effect of exchange rates on cash	(11)	(48)	1,292

Cash and cash equivalents, end of period	$45,849	$98,632	$45,849

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.
(A Development Stage Enterprise)
Consolidated Statements of Equity
(In thousands)
(Unaudited)

				Deficit
				Accumulated
	Common Stock			During the	Other	Non-
		Common	Additional	Development	Comprehensive	controlling
	Shares	Stock	Paid-in Capital	Stage	Income	Interest	Total
Balance at November 4, 2003 (inception)	100,000	$—	$—	$—	$—	$—	$—
Net loss for the period November 4, 2003 to June 30, 2004	—	—	—	—	—	—	—

Balance at June 30, 2004	100,000	—	—	—	—	—	—

Shares Forfeited in Merger	(94,000)	—	—	—	—	—	—
Shares Issued in Merger	21,000	—	—	—	—	—	—
Net loss	—	—	—	(358)	—	—	(358)
Investor contributions	—	264	236	—	—	—	500
Conversion of debt to equity	—	6	5	—	—	—	11
Net proceeds from private placement offering	1,030	10	2,474	—	—	—	2,484

Balance at June 30, 2005	28,030	280	2,715	(358)	—	—	2,637

Net loss	—	—	—	(5,183)	—	—	(5,183)
Net proceeds from private placement offering	970	10	2,378	—	—	—	2,388
Stock-based compensation	—	—	3,043	—	—	—	3,043
Adjustment related to return of shares	(4,353)	(44)	44	—	—	—	—

Balance at June 30, 2006	24,647	246	8,180	(5,541)	—	—	2,885

Net loss	—	—	—	(13,142)	—	(37)	(13,179)
Currency translation adjustment	—	—	—	—	175	—	175
Contribution from noncontrolling interest partners	—	—	—	—	—	492	492
Net proceeds from private placement offering	3,346	34	16,126	—	—	—	16,160
Stock-based compensation	—	—	6,608	—	—	—	6,608
Shares issued for amended GTI license	191	2	1,374	—	—	—	1,376
Shares issued upon UCF option exercise	2,000	20	4,980	—	—	—	5,000
Stock grants to employees	4	—	33	—	—	—	33

Balance at June 30, 2007	30,188	302	37,301	(18,683)	175	455	19,550

Net loss	—	—	—	(27,442)	—	(610)	(28,052)
Currency translation adjustment	—	—	—	—	1,390	—	1,390
Contribution from noncontrolling interest partners	—	—	—	—	—	3,124	3,124
Stock-based compensation	—	—	6,010	—	—	—	6,010
Exercise of stock options	92	1	564	—	—	—	565
Shares issued for GTI reservation use fee	278	3	2,497	—	—	—	2,500
Shares issued in public offerings	17,451	174	148,226	—	—	—	148,400
Stock grants to employees	2	—	19	—	—	—	19

Balance at June 30, 2008	48,011	480	194,617	(46,125)	1,565	2,969	153,506

Net loss	—	—	—	(28,576)	—	(692)	(29,268)
Currency translation adjustment	—	—	—	—	33	—	33
Public offering costs	—	—	(107)	—	—	—	(107)
Stock-based compensation	—	—	1,869	—	—	—	1,869
Exercise of stock options	107	1	62	—	—	—	63

Balance at June 30, 2009	48,118	481	196,441	(74,701)	1,598	2,277	126,096

Net loss	—	—	—	(18,058)	—	(3,614)	(21,672)
Currency translation adjustment	—	—	—	—	15	—	15
Contribution from noncontrolling interest partners	—	—	—	—	—	839	839
Stock-based compensation	—	—	1,706	—	—	—	1,706
Exercise of stock options	114	1	34	—	—	—	35

Balance at March 31, 2010	48,232	$482	$198,181	$(92,759)	$1,613	$(498)	$107,019

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.
(A Development Stage Enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
Note 1 — Summary of Significant Accounting Policies
(a) Organization and description of business
Synthesis Energy Systems, Inc. (“SES”), together with its wholly-owned and majority-owned controlled subsidiaries (collectively, “the Company”) is a development stage enterprise. The Company builds, owns and operates coal gasification plants that utilize its proprietary U-GAS® fluidized bed gasification technology to convert low rank coal and coal wastes into higher value energy products, such as syngas, transportation fuels and ammonia. Additionally, the Company is developing opportunities to provide licenses, equipment components and engineering services related to the U-GAS® technology. The Company’s headquarters are located in Houston, Texas.
(b) Basis of presentation and principles of consolidation
The consolidated financial statements are in U.S. dollars and include SES and all of its wholly-owned and majority-owned controlled subsidiaries. Noncontrolling interests in consolidated subsidiaries in the consolidated balance sheets represent minority stockholders’ proportionate share of the equity in such subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in accordance with the rules of the United States Securities and Exchange Commission (“SEC”) for interim financial statements and do not include all annual disclosures required by generally accepted accounting principles in the United States. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto reported in the Company’s Annual Report on Form 10-K for the year ended June 30, 2009. Significant accounting policies that are new or updated from those presented in the Company’s Annual Report on Form 10-K for the year ended June 30, 2009 are included below. These consolidated financial statements are unaudited, but in the opinion of management, contain all adjustments (including normal recurring adjustments) considered necessary for a fair presentation of our financial position and results of operations. Certain reclassifications have been made in prior period financial statements to conform to current period presentation. These reclassifications had no effect on net loss. Operating results for the three and nine months ended March 31, 2010 are not necessarily indicative of results to be expected for the fiscal year ending June 30, 2010.
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
The Company recognizes revenue from engineering services under the percentage-of-completion method.
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

The Company’s financial assets and liabilities are classified based on the lowest level of input that is significant for the fair value measurement. The following table summarizes the valuation of the Company’s financial assets and liabilities by pricing levels, as of March 31, 2010 (in thousands):

	Level 1	Level 2		Level 3	Total
Assets:
Certificates of Deposit	$—	$379	(1)	$—	$379
Money Market Funds	—	44,084	(2)	—	44,084

(1)	Amount comprised of $50,000 included in other current assets and $329,000 included in other long-term assets on the Company’s consolidated balance sheet.

(2)	Amount included in cash and cash equivalents on the Company’s consolidated balance sheet.
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
(e) Comprehensive Income (Loss)
Our comprehensive income (loss) was as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Net loss, as reported	$(5,353)	$(3,607)	$(21,672)	$(22,537)
Unrealized foreign currency translation adjustment	3	(16)	15	24

Comprehensive loss	(5,350)	(3,623)	(21,657)	(22,513)
Less comprehensive loss attributable to noncontrolling interests	(2)	1	(4)	(10)

Comprehensive loss attributable to SES	$(5,352)	$(3,622)	$(21,661)	$(22,523)

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

To date, Hai Hua has been unable to offtake the volume of syngas originally expected for the original plant design and the plant has incurred operating losses. The Company does not foresee Hai Hua’s volume offtake changing significantly in the near term. In an effort to improve the return on the Company’s investment in this plant, the Company is evaluating alternative products and partnership structures for a possible expansion of the HH Joint Venture plant to produce products such as glycol. The Company has entered into an investment cooperation framework agreement with a local Zaozhuang area coal mining company which outlines proposed terms for a structure to expand the plant. The Company does not believe any additional equity for an expansion would be required from the Company as it expects to contribute its 95% equity interest toward the expansion with third parties contributing all the additional required equity to expand the plant. In February 2010, the Company received the necessary government approval for the expansion. This approval, along with the previously received environmental approvals, are the key approvals required for the Company to commence execution of the expansion and also describe certain terms of the expansion project, including but not limited to, its use of land, the main additional facilities required and the use of the existing facilities. The scope of the expansion is still under evaluation and the Company expects to make a decision on moving forward with an expansion near the end of the first half of calendar 2010. The local government has expressed strong support for this expansion project and has executed a letter of intent allowing a new state-owned local coal mine to be used as a debt guarantee. The letter of intent also contemplates providing discounted coal to the project from this local coal mine.
If the Company is not successful in improving the HH Joint Venture’s profitability, or if management’s estimated cash flow projections for these assets significantly decrease, or if Hai Hua does not make its required payments, the plant’s assets could be impaired. As of March 31, 2010, the Company performed an analysis of this project and has determined that these assets were not impaired based upon management’s estimated cash flow projections for the project.
Loan Agreement
On March 22, 2007, the HH Joint Venture entered into a seven-year loan agreement and received $12.6 million of loan proceeds pursuant to the terms of a Fixed Asset Loan Contract with the Industrial and Commercial Bank of China (“ICBC”) to complete the project financing for the HH Joint Venture. Key terms of the Fixed Asset Loan Contract with ICBC are as follows:
•	Term of the loan is seven years from the commencement date (March 22, 2007) of the loan;
•	Interest is adjusted annually based upon the standard rate announced each year by the People’s Bank of China, and as of March 31, 2010, the applicable interest rate was 5.94% and is payable monthly;
•	Principal payments of $1.1 million are due in March and September of each year beginning on September 22, 2008 and ending on March 31, 2014;
•	Hai Hua is the guarantor of the entire loan;
•	Assets of the HH Joint Venture are pledged as collateral for the loan;
•	Covenants include, among other things, prohibiting pre-payment without the consent of ICBC and permitting ICBC to be involved in the review and inspection of the Hai Hua plant; and
•	Subject to customary events of default which, should one or more of them occur and be continuing, would permit ICBC to declare all amounts owing under the contract to be due and payable immediately.
As of March 31, 2010, the HH Joint Venture was in compliance with all covenants and obligations under the Fixed Asset Loan Contract.

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
When phase one of the project is completed, the plant is expected to have an annual capacity of 300,000 tonnes per annum of refined methanol. The parties are planning two future phases of coal gasification projects at this location. Phase two is expected to add additional capacity of 300,000 tonnes per annum of refined methanol or methanol equivalent products, and phase three is expected to add additional capacity of 600,000 tonnes per annum of refined methanol or methanol equivalent products. Refined methanol is the main feedstock for methanol protein and the approvals to date have related to methanol protein production which has not yet been proven to be a commercially viable technology. The joint venture intends to sell methanol as the primary product from the project and sell methanol protein from a small scale demonstration unit in the project. The joint venture intends to obtain the business license and related permits for both methanol and methanol protein production. There may be delays in the project if it is unable to obtain these permits. Under the amended joint venture contracts, Yima has agreed to supply coal to the project at a preferential price subject to a definitive agreement to be subsequently negotiated.
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
During the nine months ended March 31, 2010, the Company recognized $0.6 million of other revenue for engineering services provided to the Yima Joint Ventures.

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
Golden Concord Joint Venture
The Company’s joint venture with Golden Concord was formed to (i) develop, construct and operate a coal gasification, methanol and dimethyl ether (“DME”) production plant utilizing U-GAS® technology in the Xilinghote Economic and Technology Development Zone, Inner Mongolia Autonomous Region, China and (ii) produce and sell methanol, DME and the various byproducts of the plant, including fly ash, steam, sulphur, hydrogen, xenon and argon. At the time of the formation of the GC Joint Venture, the Company agreed to contribute approximately $16.3 million in cash in exchange for a 51% ownership interest in the GC Joint Venture, and Golden Concord agreed to contribute approximately $16.0 million in cash for the remaining 49% ownership interest in the GC Joint Venture. The Company consolidates the results of the GC Joint Venture in its consolidated financial statements. The Company has funded a total of $3.4 million of its equity contribution and Golden Concord has additionally funded approximately $3.1 million of its equity contribution as of March 31, 2010. These funds were used for engineering and initial construction work for this project, land use rights, and for its development expenses.
The Company recognized an impairment loss of approximately $6.6 million during the three months ended December 31, 2009 to write-off the long-lived assets of the GC Joint Venture. The noncontrolling interest of Golden Concord in the GC Joint Venture of approximately $3.0 million was recognized as a net loss attributable to noncontrolling interests due to Golden Concord absorbing their interest in the impairment loss. Golden Concord’s equity contributions of $3.1 million have been reduced by its 49% share of the operating losses of the GC Joint Venture to date. Golden Concord’s noncontrolling interest balance was a deficit of approximately $0.8 million as of March 31, 2010.
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
Note 5 — Stock-Based Compensation
As of March 31, 2010, the Company had outstanding stock options granted under the Company’s Amended and Restated 2005 Incentive Plan, as amended (the “Plan”). As of March 31, 2010, 1,507,627 shares were authorized for future issuance pursuant to the Plan and $1.8 million of estimated expense with respect to non-vested stock-based awards has yet to be recognized.
Stock option activity during the nine months ended March 31, 2010 was as follows:

Number of
Stock Options
Outstanding at June 30, 2009	5,099,538
Granted	1,230,535
Exercised	(145,250)
Forfeited	(42,250)

Outstanding at March 31, 2010	6,142,573

Exercisable at March 31, 2010	4,059,744

Assumptions
The fair values for the stock options granted during the nine months ended March 31, 2010 were estimated at the date of grant using a Black-Scholes-Morton option-pricing model with the following weighted-average assumptions.

Risk-free rate of return	2.53%
Expected life of award	5.6 years
Expected dividend yield	0.00%
Expected volatility of stock	94%
Weighted-average grant date fair value	$0.73
The expected volatility of stock assumption was derived by referring to changes in the historical volatility of comparable companies. In accordance with SAB 107, we used the “simplified” method for “plain vanilla” options to estimate the expected term of options granted during the nine months ended March 31, 2010.

Stock option activity during the nine months ended March 31, 2010 was as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Stock Options	Price	Term (years)	(in millions)

Outstanding at June 30, 2009	5,099,538	$0.67
Granted	1,230,535	0.99
Exercised	(145,250)	0.48
Cancelled/forfeited	(42,250)	0.49

Outstanding at March 31, 2010	6,142,573	0.74	9.0	$1.9

Exercisable at March 31, 2010	4,059,744	0.66	8.9	$1.4

Note 6 — Detail of Selected Balance Sheet Accounts
Inventory consisted of the following (in thousands):

	March 31,	June 30,
	2010	2009
Raw materials	$320	$192
Parts and assemblies	561	588

Total	$881	$780

Construction-in-progress related to the following projects (in thousands):

	March 31,	June 30,
	2010	2009
Golden Concord JV	$—	$4,821
HH Joint Venture	568	1,257

Total	$568	$6,078

Note 7 — Net Loss Per Share
Historical net loss per share of common stock is computed using the weighted average number of shares of common stock outstanding. Basic loss per share excludes dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Stock options are the only potential dilutive share equivalents the Company has outstanding for the periods presented. For the three month and nine month periods ended March 31, 2010 and 2009 and the period from November 4, 2003 (inception) to March 31, 2010, options to purchase common stock were excluded from the computation of diluted earnings per share as their effect would have been antidilutive as the Company incurred net losses during those periods.
Note 8 — Litigation
In September 2008, the Company was named as one of a number of defendants in a lawsuit filed in the U.S. District Court for the Central District of California, Southern Division, by Igor Olenicoff, one of the Company’s former stockholders, and a company he controls. Also named were Timothy E. Vail (the Company’s former CEO and one of its directors), David Eichinger (the Company’s former CFO), and another one of the Company’s directors (collectively, the Company, Mr. Vail, Mr. Eichinger and the director are referred to as the “SES Defendants”), as well as UBS AG, Union Charter Ltd., and other persons who allegedly managed Mr. Olenicoff’s investments outside the U.S. The SES Defendants have been named in this lawsuit based primarily upon allegations that one of the Company’s former stockholders, Teflomi Trade & Trust, Inc., was a shell company formed for the purposes of holding Mr. Olenicoff’s assets overseas, and that the SES Defendants allegedly had knowledge of this arrangement. The claims initially asserted against the SES Defendants included, among others, securities fraud in violation of Rule 10b-5 under the Securities Act and the California state law equivalent, violations of the Racketeer Influenced and Corrupt Organizations Act, or RICO, common law fraud and negligent misrepresentation, breach of fiduciary duty, conspiracy and unfair business practices. On the SES Defendants’ motion, on July 31, 2009, the court issued an order dismissing the securities fraud claims as to each of the SES Defendants and the common law fraud, negligent misrepresentation claim and breach of fiduciary duty claims as to the Company, Mr. Vail and Mr. Eichinger. The court determined that certain other claims, including RICO, conspiracy and unfair business practices, were sufficiently pled and could proceed at this stage. Plaintiffs were given leave to amend and, on August 24, 2009, filed an amended complaint attempting to replead their securities fraud claims, and alleged a new claim for violation of the Uniform Commercial Code (the “UCC”). In response, on September 23, 2009, the SES Defendants filed a motion to dismiss the securities fraud and UCC claims. The court heard oral argument on the SES Defendants’ motion to dismiss, and on various other defendants’ motions to dismiss, on November 9, 2009. On March 16, 2010, the court issued an order on the pending motions to dismiss, dismissing the securities fraud and UCC claims as to each of the SES Defendants. Thus, the claims that remain as to the SES Defendants collectively include violations of RICO, RICO conspiracy, unfair business practices, conversion and civil conspiracy; the claims that remain as to the individually named director include fraudulent misrepresentation, constructive fraud, negligent misrepresentation and breach of fiduciary duty. The SES Defendants filed their answer to these claims on April 22, 2010. With the pleadings now resolved, the case will move forward with respect to those claims the court has allowed to remain in the case. The SES Defendants believe the claims alleged against them to be without merit and intend to continue to vigorously defend all claims which are allowed to proceed in the court.

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
The Company will limit the development of any further projects until worldwide capital and debt markets improve and it has assurances that acceptable financing is available to complete the project. In addition, as of March 31, 2010, Hai Hua is the Company’s only customer for syngas sales and as such, it is exposed to significant customer credit risk due to this concentration. The Company’s revenue and results of operations would be adversely affected if it is unable to retain Hai Hua as a customer or secure new customers. The Company’s strategy will be to grow its licensing business and create selective investment opportunities primarily through its China based operations and using its current capital resources combined with leveraging its technology and success at Hai Hua. However, there have also been recent announcements of a constricting credit market in China. Even if the Company does obtain the necessary capital for its projects, the Company could face other delays in its projects due to additional approval requirements or due to unanticipated issues in the commissioning of such a project. These factors have led to the impairment of the GC Joint Venture’s assets and could lead to, among other things, the impairment of the Company’s significant assets, including its investments in the HH Joint Venture and the Yima Joint Ventures, and an inability to develop any further projects.
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
Note 10 — Revision of Previously Issued Financial Statements
In future filings, the Company will revise its financial statements for the three and six month periods ended December 31, 2009 to correct the allocation of losses between SES and noncontrolling interests. This error was discovered in connection with the preparation of the March 31, 2010 financial statements. The error was not material to the December 31, 2009 financial statements; however, the Consolidated Balance Sheet as of December 31, 2009, and the Consolidated Statements of Operations and the Consolidated Statements of Equity for the three and six months ended December 31, 2009, and the affected disclosures in Note 3, will be revised as follows (in thousands, except per share amounts):

	Three Months Ended			Six Months Ended
	December 31, 2009			December 31, 2009
	As			As
	Originally		As	Originally		As
	Reported	Adjustment	Revised	Reported	Adjustment	Revised
Balance Sheet:

Noncontrolling interests in subsidiaries	$396	$(822)	$(426)	$396	$(822)	$(426)

Total Synthesis Energy Systems, Inc. stockholders’ equity	111,224	822	112,046	111,224	822	112,046

Statements of Operations:

Net loss	11,320	—	11,320	16,320	—	16,320
Net loss attributable to noncontrolling interests	2,299	822	3,121	2,721	822	3,543

Net loss attributable to stockholders	9,021	(822)	8,199	13,599	(822)	12,777

Net loss per share — basic and diluted	0.19		0.17	0.28		0.27

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Business Overview
We are in our development stage and therefore have had limited operations. We build, own and operate coal gasification plants that utilize our proprietary U-GAS® fluidized bed gasification technology to convert low rank coal and coal wastes into higher value energy products. We are developing opportunities to provide licenses, equipment components, engineering services and product offerings related to the U-GAS® technology. We believe that we have several advantages over commercially available competing gasification technologies, such as entrained flow and fixed bed technologies, including our ability to use all ranks of coals (including low rank, high ash and high moisture coals, which are usually significantly cheaper than higher grade coals), many coal waste products and biomass feed stocks, which provide greater fuel flexibility, and our ability to operate efficiently on a smaller scale, which enables us to construct plants at a lower capital cost thus enabling us to be a lower cost producer of syngas for energy products.
Our principal operating activities are currently in China, however, we are developing opportunities in other countries including the U.S., Australia, India and Turkey to provide licenses, equipment components and engineering services. Our HH Joint Venture has our first commercial scale coal gasification plant is located in Shandong Province, China and has been in operation since February 2008. Our Yima Joint Venture project is under construction in Henan Province, China.
Our gasification plants can produce synthesis gas, or syngas, a mixture of hydrogen, carbon monoxide and other products. Depending on local market need and fuel sources, syngas can be used as a fuel gas in industrial applications or can be used to produce many products including methanol, dimethyl ether, or DME, glycol, synthetic natural gas, or SNG, ammonia, direct reduction iron, or DRI, synthetic gasoline, steam, power and other byproducts (e.g., sulphur, carbon dioxide or ash).
Our business strategy includes the following elements:
•
Leverage our proprietary technology and success at Hai Hua through licensing. We intend to place increased focus on development of licensing opportunities for our proprietary U-GAS® technology on a global basis with a focus on China, India, the U.S., and Australia due to their large low rank coal resources. In the U.S., the focus will primarily be on biomass to biofuel opportunities. We anticipate that we can generate revenues through engineering and technical service fees, as well as licensing fees and royalties on products or product offerings sold by our licensees that incorporate our proprietary technology without incurring the significant capital costs required to develop a plant. We also believe that our licensing activities will provide additional insight into project development activities, which may allow us to make selective equity investments in such projects in the future, or take options in projects for which we provide a license.

•
Improve the profitability and cash flows of the HH Joint Venture plant. We are continuing to implement operational measures and evaluating strategies to reduce the HH Joint Venture’s losses and improve its financial performance, including the possible expansion of the plant to produce other products for other customers.

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

•
Expand our relationships with strong strategic partners and new products. Our efforts have been focused primarily on facilities producing syngas, methanol and DME in China. We are expanding our relationships with our current partners, developing new relationships with strategic partners and developing new downstream coal-to-chemicals and coal-to-energy products and may enter into new markets, such as India and Turkey.

•
Continue to develop and improve U-GAS® technology. We are continually seeking to improve the overall plant availability, plant efficiency rates and fuel handling capabilities of the existing U-GAS® gasification technology. To date, we have filed eight patent applications relating to improvements to the U-GAS® technology. We are also evaluating options to deploy a high pressure gasifier with a strategic partner.

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

Results of Operations
We are in our development stage and therefore have had limited operations. We generated revenues of $7.5 million for the nine months ended March 31, 2010. We have sustained net losses of approximately $93.6 million from November 4, 2003, the date of our inception, to March 31, 2010. We have primarily financed our operations to date through private placements and two public offerings of our common stock.
Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009
Revenue. Total revenue increased $2.3 million to $2.6 million for the three months ended March 31, 2010 compared to $0.3 million for the three months ended March 31, 2009.
Product sales and other — related parties were $2.3 million for the three months ended March 31, 2010 compared to $0.1 million for the three months ended March 31, 2009 and were derived from the sale of syngas and other byproducts produced at the HH Joint Venture plant in China. Product revenues have increased at the plant due to the plant’s increased availability for production, increased syngas volume offtake by our customer, Hai Hua, and increased byproduct sales, including sales of our excess oxygen to Hai Hua under our ASU cost-sharing arrangement which began in September 2009. Although the offtake by Hai Hua has increased, to date, Hai Hua has been unable to offtake the volume of syngas originally expected for the original plant design and we do not foresee this situation changing significantly in the near term. During the three months ended March 31, 2009, the plant was only operating for approximately 13% of the period due to an unscheduled maintenance outage, repairs related to a power outage, a local area government industrial inspection, and scheduled maintenance by Hai Hua.
Technology licensing and related services revenues were $0.3 million for the three months ended March 31, 2010 and were generated for feasibility studies and other technical services provided in association with our technology licensing business. Other revenues were $0.3 million for the three months ended March 31, 2009 and were generated by a feasibility study for a project in the U.S. that has since been cancelled.
Costs of sales and plant operating expenses. Costs of sales and plant operating expenses increased by $1.8 million to $2.7 million for the three months ended March 31, 2010 compared to $0.9 million for the three months ended March 31, 2009, and were comprised principally of coal consumption, electricity, and other operating costs at the HH Joint Venture plant in China. During the three months ended March 31, 2009, the plant was operating for only approximately 13% of the period.
General and administrative expenses. General and administrative expenses decreased by $0.4 million to $3.4 million during the three months ended March 31, 2010 compared to $3.8 million during the three months ended March 31, 2009. The decrease of $0.4 million was primarily due to a decrease in compensation costs as a result of reduced staffing levels and a decrease in consulting and professional fees.

Project and technical development expenses. Project and technical development expenses were $0.3 million for the three months ended March 31, 2010 and 2009. Costs during the three months ended March 31, 2010 included advanced analytical flow modeling and other technical support of the U-GAS® technology.
Stock-based compensation expense. Stock-based compensation expense was $0.7 million for the three months ended March 31, 2010 compared to a credit of $1.8 million for the three months ended March 31, 2009. Stock-based compensation expense for the three months ended March 31, 2009 included a credit of approximately $3.4 million due to the reversal of previously recognized expense resulting from forfeitures related to cancellations of certain executive employee’s stock option awards offset, in part, with incremental compensation cost related to modifications resulting from our option exchange program.
Depreciation and amortization. Depreciation and amortization was $0.7 million for the three months ended March 31, 2010 and 2009.
Equity in losses of Yima Joint Ventures. The equity in losses of the Yima Joint Ventures for the three months ended March 31, 2010 relates to our 25% share of the loss incurred by the Yima Joint Ventures. The loss is comprised of non-capitalizable costs incurred during the design and construction phase of the project, offset in part, by interest income earned on invested funds contributed by the joint ventures’ partners.
Interest income. Interest income was $0.2 million for both the three months ended March 31, 2010 and 2009.
Interest expense. Interest expense decreased by $65,000 to $0.2 million for the three months ended March 31, 2010 compared to $0.2 million during the three months ended March 31, 2009. The decrease was primarily due to the HH Joint Venture’s lower outstanding principal balance on its loan with the Industrial and Commercial Bank of China and a lower interest rate based on the annual adjustment in March 2009 to 5.94%.
Net loss (income) attributable to noncontrolling interests. Net loss (income) attributable to noncontrolling interests was $72,000 and ($8,000) for the three months ended March 31, 2010 and 2009, respectively. The net loss attributable to noncontrolling interests during the three months ended March 31, 2010 reflects Hai Hua’s share of the HH Joint Venture’s net loss.
Nine Months Ended March 31, 2010 Compared to Nine Months Ended March 31, 2009
Revenue. Total revenue increased $6.6 million to $7.5 million for the nine months ended March 31, 2010 compared to $0.9 million for the nine months ended March 31, 2009.
Product sales and other — related parties were $7.0 million for the nine months ended March 31, 2010 compared to $0.7 million for the nine months ended March 31, 2009 and were derived primarily from the sale of syngas and other byproducts produced at the HH Joint Venture plant in China. Product revenues have increased at the plant due to the plant’s increased availability for production; increased syngas volume offtake by our customer, Hai Hua; and increased byproduct sales, including sales of our excess oxygen to Hai Hua under our ASU cost-sharing arrangement, which began in September 2009. Although the offtake by Hai Hua has increased, to date, Hai Hua has been unable to offtake the volume of syngas originally expected for the original plant design and we do not foresee this situation changing significantly in the near term. The HH Joint Venture plant was in its commissioning phase prior to achieving commercial operations status in December 2008 and was shut-down for most of the three months ended March 31, 2009. Other related party revenue during the nine months ended March 31, 2010 of approximately $0.6 million was generated for engineering services provided to the Yima Joint Ventures during the nine months ended March 31, 2010.
Technology licensing and related services revenues were $0.4 million for the nine months ended March 31, 2010 and were generated for feasibility studies and other technical services provided in association with technology licensing.
Other revenues were $146,000 for the nine months ended March 31, 2010 and related to a sponsorship grant for lignite testing at the HH Joint Venture plant. Other revenues were $0.3 million for the nine months ended March 31, 2009 and were generated by a feasibility study for a project in the U.S. that has since been cancelled.
Costs of sales and plant operating expenses. Costs of sales and plant operating expenses increased $1.8 million to $7.1 million for the nine month periods ended March 31, 2010 compared to $5.2 million for the nine months ended March 31, 2009 and were comprised principally of coal consumption, electricity, and other operating costs at the HH Joint Venture plant. The increase is due to a significant increase in syngas production. A majority of the costs during the nine months ended March 31, 2009 were incurred prior to the plant achieving commercial operations status in December 2008.

General and administrative expenses. General and administrative expenses decreased by $3.7 million to $9.4 million during the nine months ended March 31, 2010 compared to $13.1 million during the nine months ended March 31, 2009. The decrease of $3.7 million was primarily due to a decrease in compensation costs as a result of reduced staffing levels, and a decrease in consulting and professional fees.
Project and technical development expenses. Project and technical development expenses decreased by $0.4 million to $1.8 million for the nine months ended March 31, 2010 compared to $2.2 million for the nine months ended March 31, 2009. Project development expenses for the nine months ended March 31, 2010 included a $0.9 million charge for a consulting fee related to the financial closing of the Yima project, to U-GAS® technology development which included advanced analytical flow modeling and other technical support and development costs of biomass gasification in the U.S. During the nine months ended March 31, 2009, we had a non-cash charge to write-off the $1.3 million remaining carrying value of the reservation and use fee that we paid for the use of GTI’s Flex-Fuel Test Facility in Des Plaines, Illinois.
Stock-based compensation expense. Stock-based compensation expense increased by $0.1 million to $1.7 million for the nine months ended March 31, 2010 compared to $1.6 million for the nine months ended March 31, 2009. The 2009 period included a credit of approximately $3.4 million due to the reversal of previously recognized expense due to forfeitures related to cancellations of certain executive employee’s stock options. Excluding the effect of this credit, stock-based compensation expense decreased because the amount of stock-based compensation expense associated with recent grants of stock option awards is lower than certain prior awards due to the decrease in the price of our common stock.
Asset impairment loss. The asset impairment loss of $6.6 million during the nine months ended March 31, 2010 related to the write-off of the long-lived assets of the GC Joint Venture.
Depreciation and amortization. Depreciation and amortization decreased by $0.1 million to $2.1 million during the nine months ended March 31, 2010 compared to $2.2 million during the nine months ended March 31, 2009. The decrease was due principally to the change in the estimated useful live of the production equipment at the HH Joint Venture plant from a period of 15 years to 20 years effective October 1, 2008.
Equity in losses of Yima joint ventures. The equity in losses of the Yima joint ventures for the nine months ended March 31, 2010 relates to our 25% share of the loss incurred by the Yima joint ventures. The loss is comprised of non-capitalizable costs incurred during the design and construction phase, offset in part, by interest income earned on invested funds contributed by the joint ventures’ partners.
Interest income. Interest income decreased to $0.1 million for the nine months ended March 31, 2010 compared to $1.7 million for the nine months ended March 31, 2009. The decrease was primarily due to lower effective yields on money market investments and lower invested principal balances.
Interest expense. Interest expense decreased by $0.3 million to $0.5 million for the nine months ended March 31, 2010 compared to $0.8 million during the nine months ended March 31, 2009. The decrease was primarily due to the HH Joint Venture’s lower outstanding principal balance on its loan with the Industrial and Commercial Bank of China and to a lower interest rate based on the annual adjustment in March 2009 to 5.94%.
Net loss attributable to noncontrolling interests. Net loss attributable to noncontrolling interests increased by $2.9 million to $3.6 million for the nine months ended March 31, 2010 compared to $0.7 million during the nine months ended March 31, 2009. The increase resulted principally from Golden Concord absorbing their interest in the asset impairment loss.
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

As of March 31, 2010, we had $45.8 million in cash and cash equivalents and $40.2 million of working capital available to us. During the nine months ended March 31, 2010, cash flows used in operating activities were $13.1 million. Additionally, we invested $29.3 million of our cash into the Yima Joint Ventures and repaid $2.3 million of principal on the HH Joint Venture loan during the nine months ended March 31, 2010. At current levels, we expect to incur corporate general and administrative expenses of approximately $11 million during the year ending June 30, 2010. We are also funding our share of the working capital, operating losses and debt service of the HH Joint Venture. The following summarizes the uses of equity capital and debt with respect to our projects.
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
On March 22, 2007, the HH Joint Venture entered into a seven-year loan agreement and received $12.6 million of loan proceeds pursuant to the terms of a Fixed Asset Loan Contract with ICBC to complete the project financing for the HH Joint Venture. Key terms of the Fixed Asset Loan Contract with ICBC are as follows:
•	Term of the loan is seven years from the commencement date (March 22, 2007) of the loan;
•	Interest is adjusted annually based upon the standard rate announced each year by the People’s Bank of China. As of March 31, 2010, the applicable interest rate was 5.94% and is payable monthly;
•	Principal payments of $1.1 million are due in March and September of each year beginning on September 22, 2008 and ending on March 31, 2014;
•	Hai Hua is the guarantor of the entire loan;
•	Assets of the HH Joint Venture are pledged as collateral for the loan;
•	Covenants include, among other things, prohibiting pre-payment without the consent of ICBC and permitting ICBC to be involved in the review and inspection of the Hai Hua plant; and
•
Loan is subject to customary events of default which, should one or more of them occur and be continuing, would permit ICBC to declare all amounts owing under the contract to be due and payable immediately.

As of March 31, 2010, the HH Joint Venture is in compliance with all covenants and obligations under the Fixed Asset Loan Contract.

The plant produced initial syngas, and syngas sales commenced, during the three months ended March 31, 2008. Due to recent worldwide reductions in methanol prices, Hai Hua has operated at a reduced rate of syngas consumption. Hai Hua forecasted the use of approximately 35% to 45% of the syngas guarantee capacity for calendar 2009 and has forecasted the same level of syngas consumption through June 2010. The HH Joint Venture plant is expected to continue operating at reduced capacity due to the depressed methanol market. To date, Hai Hua has been unable to offtake the volume of syngas originally expected for the original plant design and the plant has incurred operating losses. We do not foresee Hai Hua’s volume offtake changing significantly in the near term. In addition to funding these operating losses, we are funding the working capital and debt service for the HH Joint Venture. In an effort to improve the return on our investment in this plant, we are evaluating alternative products and partnership structures for a possible expansion of the HH Joint Venture plant to produce products such as glycol. We have entered into an investment cooperation framework agreement with a local Zaozhuang area coal mining company which outlines proposed terms for a structure to expand the plant. We do not believe any additional equity would be required from us for an expansion as we expect to contribute our 95% equity interest toward the expansion with third parties contributing all the additional required equity to expand the plant. In February 2010, we received the necessary government approval for the expansion. This approval, along with the previously received environmental approvals, are the key approvals required for us to commence execution of the expansion and also describe certain terms of the expansion project, including but not limiting to, its use of land, the main additional facilities required and the use of the existing facilities. The scope of the expansion is still under evaluation and we expect to make a decision on moving forward with an expansion near the end of the first half of calendar 2010. The local government has expressed strong support for this expansion project and has executed a letter of intent allowing a new state-owned local coal mine to be used as a debt guarantee. The letter of intent also contemplates providing discounted coal to the project from this local coal mine.
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
If we are not successful in improving the HH Joint Venture’s profitability, or if management’s estimated cash flow projections for these assets significantly decrease, or if Hai Hua does not make its required payments, the plant’s assets could be impaired. As of March 31, 2010, we performed an analysis of the project and determined that these assets were not impaired based upon our estimated cash flow projections for the project.
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

In exchange for our capital contributions, we own a 25% interest in each joint venture and Yima owns a 75% interest. Notwithstanding this, in connection with an expansion of the project, we have the option to contribute a greater percentage of capital for the expansion, such that as a result, we would have up to a 49% ownership interest in the Yima Joint Ventures. Our investment in the Yima Joint Ventures is accounted for using the equity method. When phase one of the project is completed, the plant is expected to have an annual capacity of 300,000 tonnes per annum of refined methanol. The parties are planning two future phases of coal gasification projects at this location. Phase two is expected to add additional capacity of 300,000 tonnes per annum of refined methanol or methanol equivalent products, and phase three is expected to add additional capacity of 600,000 tonnes per annum of refined methanol or methanol equivalent products. Refined methanol is the main feedstock for methanol protein and the approvals to date have related to methanol protein production which has not yet been proven to be a commercially viable technology. The joint venture intends to sell methanol as the primary product from the project and sell methanol protein from a small scale demonstration unit in the project. The joint venture intends to obtain the business license and related permits for both methanol and methanol protein production. There may be delays in the project if we are unable to obtain these permits. Under the amended joint venture contracts, Yima has agreed to supply coal to the project at a preferential price subject to a definitive agreement to be subsequently negotiated.
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
During the nine months ended March 31, 2010, we recognized $0.6 million of other revenue for engineering services provided to the Yima Joint Ventures.
We have included the $1.5 million payment paid to the Gas Technology Institute, or GTI, in June 2009 toward future royalties due to GTI for the Yima Joint Ventures’ project as part of our investment in the Yima project. An additional future royalty payment of approximately $1.5 million will be due to GTI upon the commissioning of the gasifier equipment for the Yima project.
Golden Concord Joint Venture
Our joint venture with Golden Concord was formed to (i) develop, construct and operate a coal gasification, methanol and DME production plant utilizing U-GAS® technology in the Xilinghote Economic and Technology Development Zone, Inner Mongolia Autonomous Region, China and (ii) produce and sell methanol, DME and the various byproducts of the plant, including fly ash, steam, sulphur, hydrogen, xenon and argon. At the time of the formation of the GC Joint Venture, we agreed to contribute approximately $16.3 million in cash in exchange for a 51% ownership interest in the GC Joint Venture, and Golden Concord agreed to contribute approximately $16.0 million in cash for the remaining 49% ownership interest in the GC Joint Venture. We consolidate the results of the GC Joint Venture in our consolidated financial statements. We have funded a total of $3.4 million of our equity contribution and Golden Concord has additionally funded approximately $3.1 million of its equity contribution as of March 31, 2010. These funds were used for engineering and initial construction work for this project, land use rights, and for its development expenses.

We recognized an impairment loss of approximately $6.6 million during the three months ended December 31, 2009 to write-off the long-lived assets of the GC Joint Venture. The remaining noncontrolling interest of Golden Concord in the GC Joint Venture of approximately $3.0 million was recognized as a net loss attributable to noncontrolling interests interests due to Golden Concord absorbing their interest in the impairment loss. Golden Concord’s equity contributions of $3.1 million had been reduced by its 49% share of the operating losses of the GC Joint Venture to date. Golden Concord’s noncontrolling interest balance was a deficit of approximately $0.8 million as of March 31, 2010.
We intend to continue to develop this project by shifting our focus to end products such as SNG and olefins that can be economically produced from local low rank coal when utilizing the U-GAS® technology and which are of strategic interest to possible partners in China, including state owned, private and publicly traded gas companies.
Coalworks
In December 2009, we entered into a strategic alliance agreement with Coalworks Limited, an emerging Australian energy developer, to develop the first coal gasification and liquefaction plant for Coalworks at Oaklands, New South Wales, Australia utilizing our U-GAS® technology. Pursuant to the strategic alliance agreement, Coalworks engaged us to conduct a feasibility study for the plant. Pending successful results from the feasibility study, the agreement contemplates that Coalworks would enter into a license agreement with us for the U-GAS® technology for the Oaklands project. The study also contemplates that Coalworks will license commercially proven methanol to gasoline technology. We would also provide expertise, designs, plans and cost reduction techniques such as modularization to assist Coalworks with the construction and operation of the plant.
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
We believe that improving the financial performance and reducing the operating costs of the HH Joint Venture plant are critical to improving our financial performance and we believe this improvement can be accomplished through the expansion of the plant to produce products such as glycol and the sale of our excess oxygen capacity to Hai Hua. To date, Hai Hua has been unable to offtake the volume of syngas originally expected for the original plant design and the plant has incurred operating losses. We do not foresee this situation changing significantly in the near term. In an effort to improve the return on our investment in this plant, we are evaluating alternative products and partnership structures for a possible expansion of the HH Joint Venture plant to produce products such as glycol. We have also entered into an investment cooperation framework agreement with a local Zaozhuang area coal mining company which outlines proposed terms for a structure to expand the plant. Currently, we do not believe any additional equity contributions for an expansion would be required by us, as we expect to contribute a portion of our 95% equity stake in the existing joint venture toward the expansion. In February 2010, we received the necessary government approval for the expansion. This approval, along with the previously received environmental approvals, are the key approvals required for us to commence execution of the expansion and also describe certain terms of the expansion project, including but not limiting to, its use of land, the main additional facilities required and the use of the existing facilities. The scope of the expansion is still under evaluation and we expect to make a decision on moving forward near the end of the first half of calendar year 2010. The HH Joint Venture began to provide oxygen to Hai Hua in September 2009 under a cost sharing arrangement that has increased our byproduct revenues. In addition, our successful commercial-scale demonstration at the Hai Hua plant using lignite coal from the Inner Mongolia region of China was a significant milestone for us and our U-GAS® technology as it demonstrated our ability to efficiently process lignite coal. As a result of the lignite demonstration, we have seen a large increase in visits to our Hai Hua plant from potential customers and partners.

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
We are also pursuing possible U-GAS® licensing opportunities with third parties allowing us to build on our experience at the HH Joint Venture and our technology and engineering capability. In April 2010, we executed our first third party technology licensing agreement. Under this agreement, we will provide U-GAS® technology for a commercial scale biomass to biofuels project expected to be constructed in the U.S. In addition we and the licensee entered into a separate multi-site agreement whereby the licensee has the option to license our biomass gasification technology for five additional commercial scale biomass to biofuels projects within North America. As part of the license agreement, we will be providing the biomass gasification process design package, some key proprietary gasification system equipment components and technical services. We intend to place increased focus on development of licensing opportunities for our proprietary U-GAS® technology on a global basis with a focus on China, India, the U.S. and Australia due to their large low rank coal resources. In the U.S., we believe there may be a significant near-term opportunity for us by leveraging the capability of U-GAS® to efficiently gasify biomass to make renewable fuels. Today’s regulatory environment in the U.S. is favorable for these types of projects because increased environmental concerns are creating a market demand for renewable fuels and companies are under increasing pressure to reduce their carbon footprint. We anticipate that we can generate revenues through engineering and technical service fees, as well as licensing fees and royalties on products sold by our licensees that incorporate our proprietary technology without incurring the significant capital costs required to develop a plant. We also believe that our licensing activities will provide additional insight into project development activities, which may allow us to make selective equity investments in such projects in the future.
We will limit the development of any further projects until worldwide capital and debt markets improve and we have assurances that acceptable financing is available to complete the project. In addition, as of March 31, 2010, Hai Hua is our only customer for syngas sales and as such, it is exposed to significant customer credit risk due to this concentration. Our revenue and results of operations would be adversely affected if we are unable to retain Hai Hua as a customer or secure new customers. Our strategy will be to grow our licensing business and create selective investment opportunities primarily through our China based operations and using our current capital resources combined with leveraging our technology and success at Hai Hua. The financial performance of our HH Joint Venture project will be affected by its ability to sell syngas to Hai Hua combined with our ability to successfully expand the project. Further, development of our Yima Joint Ventures may be impacted by delays related to additional permits, implementation and commissioning delays and market conditions during operations.
As of March 31, 2010, we had $45.8 million in cash and cash equivalents and $40.2 million of working capital available to us. During the nine months ended March 31, 2010, cash flows used in operating activities were $13.1 million. Additionally, we invested $29.3 million of our cash into the Yima Joint Ventures and repaid $2.3 million of principal on the HH Joint Venture loan during the nine months ended March 31, 2010. At current levels, we expect to incur corporate general and administrative expenses of approximately $11 million during fiscal 2010. We are also funding the working capital, operating losses and debt service of the HH Joint Venture. As a result, we may need to raise additional capital through equity and debt financing for any new projects that are developed, to support our existing projects and possible expansions thereof and for our corporate general and administrative expenses. We cannot provide any assurance that any financing will be available to us in the future on acceptable terms or at all. Any such financing could be dilutive to our existing stockholders. If we cannot raise required funds on acceptable terms, we may not be able to, among other things, (i) maintain our general and administrative expenses at current levels; (ii) negotiate and enter into new gasification plant development contracts; (iii) expand our operations; (iv) hire and train new employees; or (v) respond to competitive pressures or unanticipated capital requirements.

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
Interest rate risk
We are exposed to interest rate risk through our loan with ICBC. Interest under this loan is adjusted annually based upon the standard rate announced each year by the People’s Bank of China. As of March 31, 2010, the applicable interest rate was 5.94%. We could also be exposed to the risk of rising interest rates through our future borrowing activities. This is an inherent risk as borrowings mature and are renewed at then current market rates. The extent of this risk as to our ICBC loan, or any future borrowings, is not quantifiable or predictable because of the variability of future interest rates.
Customer credit risk
When our projects progress to commercial production, we will be exposed to the risk of financial non-performance by customers. To manage customer credit risk, we intend to monitor credit ratings of customers and seek to minimize exposure to any one customer where other customers are readily available. As of March 31, 2010, Hai Hua is our only customer for syngas sales and as such, we are exposed to significant customer credit risk due to this concentration. Our revenue and results of operations would be adversely affected if we are unable to retain Hai Hua as a customer and secure new customers,.

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
Our management, with the participation of the Chief Executive Officer and the Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010 pursuant to Rule 13a-15 (b) of the Securities and Exchange Act of 1934, as amended. Based upon this evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2010 due to a previously disclosed material weakness in our internal accounting controls. Specifically, our internal control over financial reporting was not effective at ensuring that financial reporting risks arising from complex and non-routine transactions were identified timely and that appropriate accounting policies for such transactions were selected and applied. This material weakness has resulted in adjustments to our interim preliminary consolidated financial statements that were not identified by us. These errors were not prevented or detected by our internal control over financial reporting which could have resulted in a material misstatement of our interim or year-end consolidated financial statements and disclosures.

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
In September 2008, we were named as one of a number of defendants in a lawsuit filed in the U.S. District Court for the Central District of California, Southern Division, by Igor Olenicoff, one of our former stockholders, and a company he controls. Also named were Timothy E. Vail (our former CEO and one of our directors), David Eichinger (our former CFO), and another one of our directors (collectively, we, Mr. Vail, Mr. Eichinger and the director are referred to as the “SES Defendants”), as well as UBS AG, Union Charter Ltd., and other persons who allegedly managed Mr. Olenicoff’s investments outside the U.S. The SES Defendants have been named in this lawsuit based primarily upon allegations that one of our former stockholders, Teflomi Trade & Trust, Inc., was a shell company formed for the purposes of holding Mr. Olenicoff’s assets overseas, and that the SES Defendants allegedly had knowledge of this arrangement. The claims initially asserted against the SES Defendants included, among others, securities fraud in violation of Rule 10b-5 under the Securities Act and the California state law equivalent, violations of the Racketeer Influenced and Corrupt Organizations Act, or RICO, common law fraud and negligent misrepresentation, breach of fiduciary duty, conspiracy and unfair business practices. On the SES Defendants’ motion, on July 31, 2009, the court issued an order dismissing the securities fraud claims as to each of the SES Defendants and the common law fraud, negligent misrepresentation claim and breach of fiduciary duty claims as to us, Mr. Vail and Mr. Eichinger. The court determined that certain other claims, including RICO, conspiracy and unfair business practices, were sufficiently pled and could proceed at this stage. Plaintiffs were given leave to amend and, on August 24, 2009, filed an amended complaint attempting to replead their securities fraud claims, and alleged a new claim for violation of the Uniform Commercial Code (the “UCC”). In response, on September 23, 2009, the SES Defendants filed a motion to dismiss the securities fraud and UCC claims. The court heard oral argument on the SES Defendants’ motion to dismiss, and on various other defendants’ motions to dismiss, on November 9, 2009. On March 16, 2010, the court issued an order on the pending motions to dismiss, dismissing the securities fraud and UCC claims as to each of the SES Defendants. Thus, the claims that remain as to the SES Defendants collectively include violations of RICO, RICO conspiracy, unfair business practices, conversion and civil conspiracy; the claims that remain as to the individually named director include fraudulent misrepresentation, constructive fraud, negligent misrepresentation and breach of fiduciary duty. The SES Defendants filed their answer to these claims on April 22, 2010. With the pleadings now resolved, the case will move forward with respect to those claims the court has allowed to remain in the case. The SES Defendants believe the claims alleged against them to be without merit and intend to continue to vigorously defend all claims which are allowed to proceed in the court.

Item 1A.	Risk Factors
None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	(Removed and Reserved)
None.

Item 5.	Other Information
None.

Forward Looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act, as amended, and Section 21E of the Exchange Act, as amended. All statements other than statements of historical fact are forward-looking statements. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected. Among those risks, trends and uncertainties are our early stage of development, our estimate of the sufficiency of existing capital sources, our ability to successfully develop our licensing business, our ability to raise additional capital to fund cash requirements for future operations, our ability to reduce operating costs, the limited history and viability of our technology, the impact of regulatory changes in China and elsewhere on our business, the effect of the current international financial crisis on our business, commodity prices and the availability and terms of financing opportunities, our results of operations in foreign countries and our ability to diversify, our ability to maintain production from our first plant in the HH Joint Venture, our ability to complete the expansion of the Hai Hua project, our ability to obtain the necessary approvals and permits for our Yima Joint Ventures and other future projects, our estimated timetables for achieving mechanical completion and commencing commercial operations for the Yima project and the sufficiency of our internal controls and procedures. Although we believe that in making such forward-looking statements our expectations are based upon reasonable assumptions, such statements may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. We cannot assure you that the assumptions upon which these statements are based will prove to have been correct.
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

SYNTHESIS ENERGY SYSTEMS, INC.
Date: May 17, 2010	By:	/s/ Robert Rigdon
Robert Rigdon
President and Chief Executive Officer

	By:	/s/ Kevin Kelly
Kevin Kelly
Chief Accounting Officer, Controller and Secretary