Form 10-K
period 2010-06-30
SYNTHESIS ENERGY SYSTEMS INC
filed 2010-09-23
CIK 1375063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 01-33522
SYNTHESIS ENERGY SYSTEMS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	20-2110031 (I.R.S. Employer Identification No.)

Three Riverway, Suite 300, Houston, Texas (Address of Principal Executive Offices)	77056 (Zip Code)
Registrant’s telephone number, including area code (713) 579-0600
Securities registered pursuant to Section 12(b) of the Exchange Act:

Common Stock, $.01 par value (Title of Class)	NASDAQ Stock Market (Name of Exchange on Which Registered)
Securities registered pursuant to Section 12(g) of the Exchange Act: None
Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant was $36.7 million on December 31, 2009. The registrant had 48,386,512 shares of common stock outstanding on September 21, 2010.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required to be disclosed in Part III of this report is incorporated by reference from the registrant’s definitive Proxy Statement for the 2010 Annual Meeting of Stockholders, which will be filed not later than 120 days after the end of the fiscal year covered by this report.

i

Forward-Looking Statements
This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical fact are forward-looking statements. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected. Among those risks, trends and uncertainties are our early stage of development, our estimate of the sufficiency of existing capital sources, our ability to successfully develop our licensing business, our ability to raise additional capital to fund cash requirements for future investments and operations, our ability to reduce operating costs, the limited history and viability of our technology, the effect of the current international financial crisis on our business, commodity prices and the availability and terms of financing opportunities, our results of operations in foreign countries and our ability to diversify, our ability to maintain production from our first plant in the Zao Zhuang joint venture, our ability to complete the expansion of the Zao Zhuang project, our ability to obtain the necessary approvals and permits for our Yima project and other future projects, our estimated timetables for achieving mechanical completion and commencing commercial operations for the Yima project, our ability to negotiate the terms of the conversion of the Yima project from methanol to glycol and the sufficiency of internal controls and procedures. Although we believe that in making such forward-looking statements our expectations are based upon reasonable assumptions, such statements may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. We cannot assure you that the assumptions upon which these statements are based will prove to have been correct.
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
PART I
Item 1. Description of Business
We are an alternative energy technology company that provides technology, equipment and engineering services for the conversion of low rank, low cost coal and biomass feedstocks into energy and chemical products. Our strategy is to create value through providing technology and equipment in regions where low rank coals and biomass feedstocks can be profitably converted into high value products through our proprietary U-GAS® fluidized bed gasification technology. We do this through providing a proprietary technology package whereby we license U-GAS® technology rights to third parties, deliver an engineered technology transfer package and provide proprietary equipment components to customers who plan to own and operate projects. In addition, we may (i) integrate our U-GAS® technology package with downstream technologies to provide a fully integrated offering where we may invest in projects either directly or through an investment partner, (ii) partner with engineering, equipment and technology companies to provide our U-GAS® technology package into an integrated modular product offering, (iii) provide technology to enable coal resources to be integrated together with our U-GAS® technology where the coal resources may be of little value without our U-GAS® conversion technology, or (iv) acquire or partner with owners of these coal resources to create more value and opportunity for us through the integration of our technology with the coal resources.
We believe that we have several advantages over commercially available competing gasification technologies, such as entrained flow, fixed and moving bed gasification technologies, including our ability to use all ranks of coals (including low rank, high ash and high moisture coals, which are significantly cheaper than higher grade coals), many coal waste products and biomass feed stocks. In addition, U-GAS® technology’s advanced fluidized bed design is tolerant to changes in feedstock. These factors enable us to be a lower cost producer of synthesis gas, or syngas, a mixture of primarily hydrogen and carbon monoxide, which can then be used to produce other products. Depending on local market need and fuel sources, syngas can be used as a fuel gas in industrial applications or can be used to produce many products including power, synthetic natural gas, or SNG, methanol, dimethyl ether, or DME, glycol, ammonia, direct reduction iron, or DRI, synthetic gasoline, steam, and other byproducts (e.g., sulphur, carbon dioxide or ash).

Our principal operating activities are currently in China, however, we are developing opportunities in other countries including the U.S., India, Europe, Australia and Vietnam, as well as other parts of Europe and Asia to provide our U-GAS® technology package. Our Zao Zhuang project is our first commercial scale coal gasification plant located in Shandong Province, China and has been in operation since February 2008 and in commercial operation since December 2008. Our Yima project is currently under construction in Henan Province, China.
Overview of U-GAS®
We have an exclusive license to the U-GAS® gasification technology from the Gas Technology Institute, or GTI, a leading not-for-profit research and development organization located near Chicago, Illinois. Since 1975, GTI has developed a fluidized bed gasification technology trademarked as U-GAS®. Our U-GAS® license grants us the worldwide exclusive right to manufacture, make, use and sell both U-GAS® coal gasification systems and coal and biomass mixture (with coal content exceeding 60%) gasification systems, and a non-exclusive right to manufacture 100% biomass gasification systems and coal and biomass mixture (with biomass content exceeding 40%) gasification systems. We also have rights to sublicense U-GAS® systems to third parties for coal, coal and biomass mixtures and for 100% biomass projects (subject to the approval of GTI, which approval shall not be unreasonably withheld), with GTI and us to share the revenue from such third party licensing fees based on an agreed percentage split. Our license has an initial term expiring in August 2016, with two additional 10-year extensions exercisable at our option.
The primary advantage of U-GAS® relative to other leading gasification technologies is its ability to produce syngas from all ranks of coal (including low rank, high ash and high moisture coals, and lignite), many coal waste products and biomass feed stocks. This process is highly efficient at separating carbon from waste ash, which allows for the efficient processing of certain low rank coal and many coal waste products that cannot otherwise be utilized in the entrained flow and fixed bed gasifiers offered by our competitors. The ability to gasify these lower quality feedstocks unlocks economic advantages by allowing the use of lower cost, abundant, local feedstocks while maintaining high carbon conversion and clean syngas outputs.
The U-GAS® gasification process is based on a single-stage, fluidized-bed technology for production of low-to-medium heating value syngas from a wide array of biomass feedstocks and coals using oxygen, oxygen enriched air, or air in the gasification reaction. Our Zao Zhuang and Yima projects utilize oxygen in the gasification reaction. U-GAS® technology was developed for gasification of all ranks of coal as well as coal and biomass blends.
In the U-GAS® gasification process, the feedstock is processed and conveyed into the gasifier vessel. Within the fluidized bed, the feedstock reacts with steam, air and/or oxygen and the temperature is controlled to maintain high carbon conversion and non-slagging conditions for the ash. The U-GAS® process accomplishes four important functions in a single-stage, fluidized-bed gasifier: it decakes, devolatilizes and gasifies the feedstock, and if necessary, agglomerates and separates ash from the reacting coal. The operating pressure of the gasifier depends on the end use for the syngas and may vary from 3 to 40 bars (45 to 585 psia) or more. After cleaning, the syngas can be used for many applications such as power, SNG, methanol, DME, glycol, ammonia, DRI, synthetic gasoline, and steam. Other byproducts such as sulphur, carbon dioxide or ash can also be sold.

During operation, the feedstock is gasified rapidly within the fluidized bed and produces a gaseous mixture of hydrogen, carbon monoxide, carbon dioxide, water vapor and methane, in addition to small amounts of hydrogen sulfide and other trace impurities. The char material is removed from the bottom of the gasifier. Reactant gases, including steam, air, and/or oxygen are introduced into the gasifier and are used to fluidize the feedstock inside the reactor. Ash is removed by gravity from the fluidized bed and discharged into a system for depressurization and disposal. The gasifier maintains a low level of carbon in the bottom ash discharge stream, making overall carbon conversion of 90% or higher. Cold gas efficiencies of over 80% and carbon conversion of over 95% have been repeatedly demonstrated.
Fines carried over from the fluidized bed are separated from the product syngas prior to heat recovery and syngas cleanup. The product syngas is essentially free of tars and oils due to the temperature and residence time of the gases in the fluidized bed, simplifying downstream heat recovery and gas cleaning operations.
GTI Agreements
License Agreement
On November 5, 2009, we entered into an Amended and Restated License Agreement, or the New Agreement, with GTI, replacing the Amended and Restated License Agreement between us and GTI dated August 31, 2006, as amended, or the Original Agreement. Under the New Agreement, we maintain our exclusive worldwide right to license the U-GAS® technology for all types of coals and coal/biomass mixtures with coal content exceeding 60%, as well as the non-exclusive right to license the U-GAS® technology for 100% biomass and coal/biomass blends exceeding 40% biomass. The New Agreement differs from the Old Agreement most critically by allowing us to sublicense U-GAS® to third parties for coal, coal and biomass mixtures or 100% biomass projects (subject to the approval of GTI, which approval shall not be unreasonably withheld), with GTI to share the revenue from such third party licensing fees based on an agreed percentage split (the “Agreed Percentage”). In addition, the prior obligation to fabricate and put into operation at least one U-GAS® system for each calendar year of the Original Agreement in order to maintain the license has been eliminated in the New Agreement.
In order to sublicense any U-GAS® system, we are required to comply with certain requirements set forth in the New Agreement. In the preliminary stage of developing a potential sublicense, we are required to provide notice and certain information regarding the potential sublicense to GTI and GTI is required to provide notice of approval or non-approval within ten business days of the date of the notice from us, provided that GTI is required to not unreasonably withhold their approval. If GTI does not respond within that ten business day period, they are deemed to have approved of the sublicense. We are required to provide updates on any potential sublicenses once every three months during the term of the New Agreement. We are also restricted from offering a competing gasification technology during the term of the New Agreement.
For each U-GAS® unit which we license, design, build or operate for ourself or for a party other than a sub licensee and which uses coal or a coal and biomass mixture or biomass as the feed stock, we must pay a royalty based upon a calculation using the MMBtu per hour of dry syngas production of a rated design capacity, payable in installments at the beginning and at the completion of the construction of a project (the “Standard Royalty”). Although it is calculated using a different unit of measurement, the Standard Royalty is effectively the same as the royalty payable to GTI under the Original Agreement. If we invest, or have the option to invest, in a specified percentage of the equity of a third party, and the royalty payable by such third party for their sublicense exceeds the Standard Royalty, we are required to pay to GTI the Agreed Percentage of such royalty payable by such third party. However, if the royalty payable by such third party for their sublicense is less than the Standard Royalty, we are required to pay to GTI, in addition to the Agreed Percentage of such royalty payable by such third party, the Agreed Percentage of our dividends and liquidation proceeds from our equity investment in the third party. In addition, if we receive a carried interest in a third party, and the carried interest is less than a specified percentage of the equity of such third party, we are required to pay to GTI, in our sole discretion, either (i) the Standard Royalty or (ii) the Agreed Percentage of the royalty payable to such third party for their sublicense, as well as the Agreed Percentage of the carried interest. We will be required to pay the Standard Royalty to GTI if the percentage of the equity of a third party that we (a) invest in, (b) have an option to invest in, or (c) receive a carried interest in, exceeds the percentage of the third party specified in the preceding sentence.
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
Business Strategy
The key elements of our business strategy include:
•
Executing on existing projects in China. We are continuing to implement operational measures to improve the financial performance of our Zao Zhuang project in the near term, while also continuing to evaluate alternatives to better position the project to be commercially and financially successful in the future. These alternatives include the possible expansion of the plant to produce other products for other customers. We also intend to continue to leverage our success to date at the ZZ Joint Venture in our ongoing business development efforts, including through further visits from senior executives of possible customers and partners, as well as government officials, from China, India, Australia, Vietnam and the United States. We are also continuing the ongoing construction of our Yima project, and are working to restructure our joint venture agreements to change the scope of the project from methanol to glycol production.

•
Leveraging our proprietary technology through licensing, equipment sales and related services to increase revenues and position us for future growth. We provide a proprietary technology package whereby we license U-GAS® technology rights to third parties, deliver an engineered technology transfer package and provide proprietary equipment components to customers who plan to own and operate projects. We intend to focus on developing opportunities for our proprietary technology package whereby we may (i) integrate our U-GAS® technology package with downstream technologies to provide a fully integrated offering where we may invest in projects either directly or through an investment partner or (ii) may partner with engineering, equipment and technology companies to provide our U-GAS® technology package into an integrated modular product offering, which may include coal or biomass feedstocks for units producing power and fuels such as SNG, MTG, diesel and ethanol as well as methanol for gasoline blending. We anticipate that we can increase revenues through collecting technology licensing fees and royalties, engineering and technical service fees, as well as equipment product sales sold to customers who plan to own and operate projects and desire to incorporate our proprietary technology. We also believe that our licensing activities will provide additional insight into project development activities, which may allow us to make selective equity investments in such projects in the future, develop integrated, modular product offerings, or take options in projects for which we provide a license.

•
Expanding our relationships with strong strategic partners. Our efforts have been initially focused on facilities producing syngas, methanol and DME in China. We are expanding our relationships with our current partners, developing new relationships with strategic partners and developing new downstream coal-to-chemicals and coal-to-energy products which may expand our initial focus to include facilities producing SNG, methanol to gasoline, or MTG, glycol, power and reducing gas for the steel industry. We are exploring new markets for entry such as the U.S., India, Australia, Vietnam, and other parts of Europe and Asia. Such strategic relationships may include an investment in projects either directly by us or through an investment partner where U-GAS® plants may supply syngas to strategic customers via long-term offtake agreements.

•
Developing value where we have a competitive advantage and have access or rights to feedstock resources. We believe that we have the greatest competitive advantage using our U-GAS® technology in situations where there is a ready source of low rank, low cost coal, coal waste or biomass to utilize as a feedstock. We are focusing our efforts in countries with large low rank coal resources such as India, the U.S., China, Turkey and Australia. We are working to develop structured transactions that include securing options to these feedstock resources. For example, we are currently in discussions regarding several projects in Inner Mongolia, China where the provincial government is making coal resources available to the project owners which adds protection for the project from future coal cost increases, as well as potentially increasing project revenues. In these cases, we may provide technology to add value to coal resources which may be of little value without our U-GAS® conversion technology or may acquire or partner with owners of these resources to create more value and opportunity for us through the integration of our technology with the resources. Additionally, where capital and/or financing is available, we may acquire an interest in such resources, including existing facilities or coal mines, where we could create value with our U-GAS® technology through securing greater access to feedstock.

•
Continue to develop and improve U-GAS® technology. We are continually seeking to improve the overall plant availability, plant efficiency rates and fuel handling capabilities of the existing U-GAS® gasification technology. We are continuing to work with our prospective customers to determine the suitability of their low rank coals for our U-GAS® technology through our proprietary coal characterization testing as well as selective commercial scale testing in our Zao Zhuang facility. In addition, we are growing our technology base through continued development of know-how with our engineering and technical staff, growing and protecting our trade secrets as well as through patenting improvements tested at our Zao Zhuang facility, and improvements resulting from integration of our technology with downstream processes. To date, we have filed 13 patent applications relating to our improvements to the U-GAS® technology.

•
Grow earnings through increased revenues and control of expenses. We remain intently focused on control of our expenses while we grow revenues from our technology business. We believe our strategy will allow us to grow near term revenues to position us for sustainable long term growth. We intend to minimize project development expense on projects until we have assurances that acceptable financing is available to complete the project. Until the capital markets improve, our strategy will be to operate using our current capital resources and to leverage the resources of financing partners.

Target Markets
China
We believe that China offers immediate opportunities to develop U-GAS®-based coal gasification projects. Coal is China’s most abundant indigenous energy resource, including a ready supply of low rank coal. According to the BP Statistical Review of World Energy report, as of yearend 2009, China’s recoverable coal reserves amounted to 114.5 billion tonnes, including 52.3 billion tonnes of lower grade sub-bituminous and lignite coals. In addition, the Chinese government is promoting the expansion of the domestic supply of chemical products and transportation fuels derived from coal. Methanol derived from coal is used primarily as a commodity chemical used in manufacturing a wide range of products from formaldehyde and acetic acid to pharmaceuticals and plastics and is also used to a lesser extent as a natural gas substitute in power generation, to further process into DME as well as an oxygenate for blending into automotive gasoline. China’s methanol consumption has grown from 2.6 million tonnes in 1999 to 16.3 million tonnes in 2009. China has put in place standards that control the use of methanol as a fuel at 100% and 85%. In April 2009, China approved the national standard which regulates the quality, transportation, packaging and storage of methanol to be used as fuel for motor vehicles. In July 2009, China released the standard that controls the use of methanol as a fuel at 85% concentration with gasoline and is expected to put in place standards that control the use of methanol as a fuel at 15% concentration with gasoline. Although these standards do not mandate the use of methanol, we expect that they will act as a catalyst for further growth in the development of infrastructure, fuelling stations, and vehicles in China which can accommodate higher proportion methanol blends. We believe that methanol as a blending agent at 15% concentration with gasoline is positive for the long-term outlook for methanol demand. With China demonstrating the viability of methanol blending in gasoline, we believe this will accelerate methanol consumption and increase methanol prices. This should also increase the potential for methanol blending to be adopted in other countries.
DME consumption in China was approximately 2.3 million tonnes per year in 2009 and is expected to increase as DME becomes more widely used as a fuel substitute for liquefied petroleum gas, or LPG, and diesel. Currently, 95% of the DME produced in China is used as LPG and less than 1% is used as diesel. The growth in the DME to diesel market is expected to outpace DME in LPG and become the primary use of DME in the future due to DME’s favorable physical properties. Due to the long-term growth prospects of the methanol and DME markets in China, we plan to provide technology to projects in these markets.
We believe coal to SNG will grow in China due to China’s limited natural gas resources. According to the 2010 International Energy Outlook from the U.S. Energy Information Administration, China’s natural gas consumption is estimated to reach 6.28 trillion cubic feet in 2020 but domestic production of natural gas is estimated to be 3 trillion cubic feet in 2020. Today, coal to SNG projects are beginning to progress and the Chinese government supports these types of coal to energy projects. Due to this estimated shortfall in natural gas, combined with the current encouragement from the Chinese government for these projects, we believe there is potential in China for several of these SNG projects which are anticipated to be very large scale as compared to previous coal-to-chemical projects that have been built in China. In addition, we believe many of these projects will be located in regions such as Inner Mongolia where very low cost lignite coals can be made available and are necessary to reduce the production cost of SNG. Our technology is well suited for this location due to its ability to process these low quality coals and to meet local requirements for clean production of syngas, without tars and oils produced by other technologies, and very low water usage for the overall process. In addition, Inner Mongolia government regulations permit higher quality coals to be made available to those companies that can cleanly gasify the low quality lignite coals. This creates the potential to sell the high quality coals directly to the market while operating the project on low cost lignite, further enhancing the overall financial performance and value created by the project.

In addition to these applications, new technologies such as coal-to-glycol are encouraged. Glycol is mainly used for making polyester and, to a lesser extent, coolant and unsaturated polyester resins. China’s glycol demand exceeded 7 million tonnes in 2009 and more than 70% of China’s glycol demand is satisfied through imports. We may provide technology or develop projects that integrate coal-to-glycol technology with our U-GAS® coal gasification systems.
United States
We believe that chemicals and fuels such as methanol, synthetic gasoline, synthetic diesel, DME and SNG made from coal, biomass, and coal/biomass blends can cleanly and economically supplement petroleum and natural gas based products in the United States when utilizing very low cost coal or biomass feedstocks. For example, we have licensed our technology in the U.S. for a project that plans to convert cellulosic biomass to ethanol and we are exploring additional opportunities where potential project partners may desire to apply the biomass capability of U-GAS® for generating carbon neutral syngas that can be used for a variety of purposes. Concerns over greenhouse gas emissions, such as carbon dioxide, continue to increase, particularly with respect to coal-based consumption. For example, the U.S. House of Representatives has approved adoption of the American Clean Energy and Security Act of 2009, also known as the “Waxman-Markey cap-and-trade legislation,” for the purposes of controlling and reducing emissions of greenhouse gases in the United States by establishing an economy-wide cap on emissions of these gases in the United States and requiring most sources of emissions to obtain emission “allowances” corresponding to their annual emissions of such gases, although the U.S. Senate has still not considered this legislation. We believe that coal gasification which enables the successful utilization or sequestration of these gases and biomass gasification which could produce a carbon neutral syngas that can be converted into chemicals, transportation fuels, and power generation fuels could enable us to avoid incurring significant costs associated with new legislation, thereby becoming a low cost producer.
India
We believe that India appears poised for coal-based gasification growth. Historically, there has been limited coal gasification in India due to the cost of competing alternatives derived from oil and natural gas and due to the challenging nature of the high ash Indian coals to be gasified in competing gasification technologies. India has substantial low rank coal resources. Our recent business development activities in India indicate that coal gasification is poised for growth due to increasing natural gas prices, sustained economic growth and China’s aggressive adoption of coal gasification. We believe that there are significant opportunities in India and that U-GAS® has competitive advantages due to India’s high ash coals that other more established technologies are not as suitable for. India also offers a base for high quality engineering technical resources at low cost.
Business Development, Engineering and Project Management
Business Development Staff
We currently employ a staff of experienced business development professionals in China and the U.S. The business development team is focused on the disciplined development of new business for gasification projects, licensing opportunities and other technology products and services that maximize the advantages of U-GAS® technology. Members of the team have either led or participated in the development of multiple coal and natural gas power projects, coal gasification projects, chemical and nuclear projects and gasification licensing transactions in China and other countries over the past two decades. In addition, we utilize consultants to supplement our staff in developing relationships with strategic partners and potential customers.
Technology Engineering and Project Management Staff
Our operations in China have given us the opportunity to build a leading gasification engineering team. Coal has been an important part of the Chinese economy for many decades. This has spawned a large community of engineers with experience in coal gasification and industrial process design and implementation. During the last few decades, China has developed an entire university program dedicated to coal energy and process engineering, resulting in a ready source of high quality, experienced engineers to work on advanced gasification technologies such as U-GAS®. During fiscal 2010, we strengthened our technology team and engineering execution expertise to advance our technology and to support additional licensing and joint venture opportunities. We are also enhancing in-house technology development, intellectual property patenting opportunities, and design improvement capabilities through structured technology evaluation procedures.

Additionally, we have built an experienced project management team which includes several members with international engineering, procurement and construction experience. We intend to use this engineering and project management team to conceptualize, design and build gasification projects in our target markets and to develop and protect the development of our technology. We believe that this capability represents a key advantage for marketing to multi-national firms throughout the project development cycle and enables pre-development engineering work to be done with a faster cycle time and at a substantially lower cost. In addition to our technology engineering team, we leverage our resource capability through partnering with international engineering and procurement companies in China and other regions.
Technology Licensing and Related Services
In April 2010, we executed our first third party technology licensing agreement. Under this agreement, we are providing U-GAS® technology for a commercial scale biomass-to-biofuels project in the U.S. In addition we and the licensee entered into a separate multi-site agreement whereby the licensee has the option to license our biomass gasification technology for five additional commercial scale biomass-to-biofuels projects within North America. As part of the license agreement, we are providing the biomass gasification process design package, and may provide some key proprietary gasification system equipment components and technical services. We intend to place increased focus on development of licensing opportunities for our proprietary U-GAS® technology on a global basis with a focus on India, China, Turkey, the U.S., Australia and Vietnam, as well as other parts of Europe and Asia, due to their large low rank coal resources. In December 2009, we entered into a strategic alliance agreement with Coalworks Limited, an emerging Australian energy developer, to develop the first coal gasification and liquefaction plant for Coalworks at Oaklands, New South Wales, Australia utilizing our U-GAS® technology. Pursuant to the strategic alliance agreement, we have recently delivered our feasibility study for this project and plan to discuss next steps with Coalworks. We also have recently signed an agreement with another Australian company that is in the process of shipping coal to our Zao Zhuang facility for testing.
In the U.S., we believe there may be a significant near term opportunity for us to leverage the capability of U-GAS® to efficiently gasify biomass to make renewable fuels. Today’s regulatory environment in the U.S. is favorable for these types of projects because increased environmental concerns are creating a market demand for renewable fuels and companies are under increasing pressure to reduce their carbon footprint. We anticipate that we can generate revenues through engineering and technical service fees, as well as licensing fees and royalties on products sold by our licensees that incorporate our proprietary technology without incurring the significant capital costs required to develop a plant. We also believe that our licensing activities will provide additional insight into project development activities, which may allow us to make selective equity investments in such projects in the future and also the development of integrated, modular product offerings. We have also initiated discussions with companies that have expressed interest in partnering with us on a strategic basis. We understand the need to partner in certain markets, and plan to do so with companies that we believe can help us accelerate our business. Our partnering approach in some cases is country specific and in some cases is industry or segment specific.
Current Operations and Projects
Zao Zhuang Joint Venture
Joint Venture Agreement
On July 6, 2006, we entered into a cooperative joint venture contract with Shandong Hai Hua Coal & Chemical Company Ltd. (which was acquired by China National Offshore Oil Corporation in September 2009), or Hai Hua, which established Synthesis Energy Systems (Zao Zhuang) New Gas Company Ltd., or the ZZ Joint Venture, a joint venture company that has the primary purposes of (i) developing, constructing and operating a syngas production plant utilizing the U-GAS® technology in Zao Zhuang City, Shandong Province, China and (ii) producing and selling syngas and the various byproducts of the plant, including ash and elemental sulphur. We own 95.5% of the ZZ Joint Venture and Hai Hua owns the remaining 4.5%. We have contributed approximately $27.0 million in equity capital to the ZZ Joint Venture and Hai Hua has contributed approximately $1.3 million in equity capital. The remainder of the ZZ Joint Venture’s capital has been funded by intercompany loans from us. For the first 20 years after the commercial operation date of the plant, the net profits and losses of the ZZ Joint Venture will be distributed to us and to Hai Hua based on our ownership interest. After the initial 20 years, the profit distribution percentages will be changed, with us receiving 10% of the net profits/losses of the ZZ Joint Venture and Hai Hua receiving 90%. We consolidate the results of the ZZ Joint Venture in our consolidated financial statements.

Syngas Purchase and Sale Agreement
The ZZ Joint Venture is also party to a purchase and sale agreement with Hai Hua for syngas produced by the plant, whereby Hai Hua will pay the ZZ Joint Venture an energy fee and capacity fee, as described below, based on the syngas production. The syngas to be purchased by Hai Hua is subject to certain quality component requirements set forth in the contract. In late December 2008, the plant declared commercial operations status for purposes of the purchase and sale agreement. The energy fee is a per normal cubic meters, or Ncum, of syngas calculation based on a formula which factors in the monthly averages of the prices of design base coal, coke, coke oven gas, power, steam and water, all of which are components used in the production of syngas. The capacity fee is paid based on the capacity of the plant to produce syngas, factoring in the number of hours (i) of production and (ii) of capability of production as compared to the guaranteed capacity of the plant, which for purposes of the contract is 22,000 Ncum per hour of net syngas. Hai Hua is obligated to pay the capacity fee regardless of whether they use the gasification capacity, subject only to availability of the plant, quality of the syngas and exceptions for certain events of force majeure. Due to worldwide reductions in methanol prices, Hai Hua has operated at a reduced rate of syngas consumption. Hai Hua used approximately 35% to 45% of the syngas guarantee capacity during 2009 and has forecasted the same level of syngas consumption through December 2010.
In April 2009, the ZZ Joint Venture entered into a Supplementary Agreement with Hai Hua, amending the terms of the purchase and sale agreement. The Supplementary Agreement was entered into to provide more clarity regarding the required syngas quality and volume to be delivered, recovery of the energy fee during turndown periods and operations coordination during unscheduled outages. Under the Supplementary Agreement, the syngas quality specification was amended to provide more clarity as to the minor constituents allowable in the syngas. For purposes of the agreement, syngas that meets these specifications is deemed “compliant gas” and syngas that does not meet these specifications is deemed “non-compliant gas.” The Supplementary Agreement also added a requirement for Hai Hua to pay the ZZ Joint Venture the capacity fee and 70% of the energy fee for all non-compliant gas which is taken by Hai Hua. However, if more than 50% of the syngas taken by Hai Hua during any operating day is non-compliant gas, all of the syngas for that day is deemed to be non-compliant gas for purposes of calculating the energy fee. In addition, the Supplementary Agreement accommodates periods of turndown operation by Hai Hua by establishing a minimum threshold gas off take volume of 7,500 Ncum per hour of net syngas for the purpose of calculating the energy fee during such periods. The Supplementary Agreement also provides that, to the extent Hai Hua has an unscheduled shutdown, and the plant continues to operate on standby during such period, Hai Hua is still required to pay the energy fee to the ZZ Joint Venture. In the event that the plant has an unscheduled shutdown and does not provide at least three hours prior notice to Hai Hua, the ZZ Joint Venture may be required to provide certain compensation to Hai Hua.
In order to make up for the reduced energy fee, the ZZ Joint Venture entered into an additional agreement with Hai Hua whereby the cost of operating the plant’s air separation unit, or ASU, can be shared between the two parties based on the oxygen consumption of the respective parties over the relevant period. The ZZ Joint Venture began to provide oxygen to Hai Hua in September 2009. This cost sharing arrangement has increased the ZZ Joint Venture’s byproduct revenues and has reduced the operating costs of Hai Hua by allowing the parties to operate only one ASU instead of both parties operating their respective ASU’s at low capacity.
To date, Hai Hua has been unable to offtake the volume of syngas originally expected for the original plant design and the plant has incurred operating losses. We do not foresee Hai Hua’s volume offtake changing significantly in the near term. In an effort to improve the return on our investment in this plant, we are evaluating alternative products and partnership structures for a possible expansion of the ZZ Joint Venture plant to produce products such as glycol. We have entered into an investment cooperation framework agreement with a local Zao Zhuang area coal mining company which outlines proposed terms for a structure to expand the plant. We do not expect any additional equity for an expansion would be required from us as we continue to expect to contribute our 95.5% equity interest toward the expansion with third parties contributing all the additional required equity to expand the plant. In February 2010, we received the necessary government approval for the expansion. This approval, along with the previously received environmental approvals, are the key approvals required for us to commence execution of the expansion and also describe certain terms of the expansion project, including but not limited to, its use of land, the main additional facilities required and the use of the existing facilities. The scope of the expansion is still under evaluation. We are also continuing to evaluate alternatives to improve the financial performance of the ZZ Joint Venture. The local government has expressed strong support for this expansion project and has executed a letter of intent allowing a new state-owned local coal mine to be used as a debt guarantee. The letter of intent also contemplates providing discounted coal to the project from this local coal mine. In addition, a provincial level coal company has also expressed interest in becoming our partner on this expansion. We are working with local government entities and prospective partners to finalize the partnership and project structure.

Yima Joint Ventures
In August 2009, we entered into amended joint venture contracts with Yima Coal Industry (Group) Co., Ltd., or Yima, replacing the prior joint venture contracts entered into in October 2008 and April 2009. The joint ventures were formed for each of the gasification, methanol/methanol protein production, and utility island components of the plant, or collectively, the Yima Joint Ventures. We obtained government approvals for the project’s feasibility study during the three months ended December 31, 2008 and for the project’s environmental impact assessment during the three months ended March 31, 2009, which were the two key approvals required to proceed with the project. The amended joint venture contracts provide that: (i) we and Yima contribute equity of 25% and 75%, respectively, to the Yima Joint Ventures; (ii) Yima will guarantee the repayment of loans from third party lenders for 50% of the project’s cost and, if debt financing is not available, Yima is obligated to provide debt financing via shareholder loans to the project until the project is able to secure third-party debt financing; and (iii) Yima will supply coal to the project from a mine located in close proximity to the project at a preferential price subject to a definitive agreement to be subsequently negotiated. In connection with entering into the amended contracts, we and Yima have contributed our remaining cash equity contributions of $29.3 million and $90.8 million, respectively, to the Yima Joint Ventures during the three months ended September 30, 2009. We will also be responsible for our share of any cost overruns on the project. During the three months ended September 30, 2009, we incurred a charge of $0.9 million relating to consulting fees paid in connection with the closing and funding of the Yima project.
In exchange for their capital contributions, we own a 25% interest in each joint venture and Yima owns a 75% interest. Notwithstanding this, in connection with an expansion of the project, we have the option to contribute a greater percentage of capital for the expansion, such that as a result, we would have up to a 49% ownership interest in the Yima Joint Ventures. The investment in the Yima Joint Ventures is accounted for using the equity method.
During this first quarter of fiscal 2011, Yima expressed their intent to convert the existing project from methanol production to glycol production. Yima has communicated their belief that the prospect for strong economic performance of the plant can be improved by modifying the backend of the project to make glycol. This is due to the relatively low margins on methanol today versus the more robust margins that could be achieved from glycol production. In addition, Yima has recently acquired a nearby coal to methanol facility and is looking to diversify and sees glycol as a potentially more profitable alternative. We have indicated to Yima that we would be willing to support this scope change if both parties can agree upon appropriate modifications to the joint venture contracts that can improve our overall risk and return without requiring any additional capital investment from us. Yima’s project management team believes that this change can be executed without delaying the original schedule for commercial operation. We have agreed to work diligently with Yima to restructure the agreements as necessary to achieve these goals.
Construction activities for site preparation are currently underway and a Chinese engineering company has been selected for the project’s engineering work. The remaining construction and commissioning of the project is expected to take approximately two years. Yima is the project management leader for the project and has indicated their belief that the change in the scope of the project would not delay this schedule. Based on the project’s current scope of methanol only, the current estimate of the total required capital of the project is approximately $250 million. The remaining capital for the project is to be provided by project debt to be obtained by the Yima Joint Ventures. Yima has agreed to guarantee the project debt and we expect this guarantee will allow debt financing to be obtained from domestic Chinese banking sources. We have agreed to pledge to Yima our ownership interests in the joint ventures as security for its obligations under any project guarantee. In the event that the debt financing is not obtained, Yima has agreed to provide a loan to the joint ventures to satisfy the remaining capital needs of the project with terms comparable to current market rates at the time of the loan.
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
Golden Concord Joint Venture
Our joint venture with Golden Concord, or the GC Joint Venture, was formed to (i) develop, construct and operate a coal gasification, methanol and DME production plant utilizing U-GAS® technology in the Xilinghote Economic and Technology Development Zone, Inner Mongolia Autonomous Region, China and (ii) produce and sell methanol, DME and the various byproducts of the plant, including fly ash, steam, sulphur, hydrogen, xenon and argon. At the time of the formation of the GC Joint Venture, we agreed to contribute approximately $16.3 million in cash in exchange for a 51% ownership interest in the GC Joint Venture, and Golden Concord agreed to contribute approximately $16.0 million in cash for the remaining 49% ownership interest in the GC Joint Venture. We consolidate the results of the GC Joint Venture in our consolidated financial statements. We have funded a total of $3.4 million of our required equity contribution and Golden Concord has additionally funded approximately $3.1 million of its equity contribution as of June 30, 2010. These funds were used for engineering and initial construction work for this project, land use rights, and for its development expenses.
We are continuing to develop this project and have shifted our focus to include end products such as SNG, glycol, olefins, methanol and DME that can be economically produced from local low rank coal when utilizing the U-GAS® technology and which are of strategic interest to possible partners in China, including state owned, private and publicly traded gas companies. We have entered into a cooperation agreement with a local Chinese company who is assisting with obtaining certain necessary government approvals and who may desire to continue the development of the project.

Business Concentration
Hai Hua is currently our sole customer for syngas. In addition, our noncurrent assets in China accounted for $69.1 million of the $72.5 million of consolidated total noncurrent assets which includes property, plant and equipment, our investment in the Yima Joint Ventures and other assets.
Competition
The primary competition for the U-GAS® gasification technology are the fixed bed and moving bed technologies, which were developed and implemented commercially in the 1960’s. The Lurgi fixed bed slagging and non-slagging gasification technology can operate on more difficult coals containing high ash and high moisture content, however, the gasifiers require lump-size non-caking coals for their feed, which results in a significant portion of the coal being rejected during preparation. Additionally, fixed bed gasifiers of Lurgi produce a large amount of tars and oils that must be removed from the syngas. These two inefficiencies result in increased capital and operating costs compared to the U-GAS® technology. The U-GAS® fluidized bed technology operates efficiently with high ash and high moisture coals without any coal rejection and without the formation of tars and oils. Older technology, such as the Winkler and High Temperature Winkler fluidized bed gasifiers, are being marketed in specific regions like China, Russia, and North Korea, but the Winkler technology has not been advanced in the last 30 years. The Winkler technology has lower cold gas efficiencies and lower operating pressure capabilities compared to U-GAS®. Additionally, several companies, including KBR, are developing gasification technologies targeted for low quality coals which are still in the research and development phase and have no commercially operating gasifiers.
In the rest of the global gasification market, the largest technology providers are General Electric, Shell, Siemens and ConocoPhillips. These entrained flow slagging gasifier technologies operate efficiently on more expensive high grade bituminous or sub-bituminous coals as feedstocks, but lack experience or capability with the more difficult high ash and high moisture coals and with biomass. Although we do not directly compete with the multi-national industrial corporations, their activities in the marketplace may negatively impact our operations and our ability to attract quality projects. In addition, there are several Chinese companies that utilize similar entrained flow slagging gasification technologies that have built commercial scale plants in China. Increased competition could result in a loss of contracts and market share. Either of these results could seriously harm our business and operating results. In addition, there are a number of gasification and conventional, non-gasification, coal-based alternatives for producing heat and power that could compete with our technology in specific situations.
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
Research and Development
We may incur internal and third-party research and development costs related to the advancement of our U-GAS® technology and related processes. We plan to continue certain research and development initiatives that support our strategies and project development activities with a goal of offering our customers the best and most efficient clean coal solutions. Generally, our internal costs are included in general and administrative expenses and third-party costs are included in project and technical development expenses on our consolidated statements of operations.
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

China
In China, the development and construction of gasification facilities is highly regulated. In the development stage of a project, the key government approvals relate to the project’s environmental impact assessment report, feasibility study (also known as the project application report) and, in the case of a Sino-foreign joint venture, approval of the joint venture company’s joint venture contract and articles of association. Approvals in China are required at the municipal, provincial and/or central government levels depending on the total investment in the project and subject to industry specified criteria. Due to the global economic recession, China’s State Council issued guidance related to the pace of new project approvals including wind power, polysilicon, steel cement, glass and coal to methanol and DME. At the same time, the government continues to encourage newer technologies for coal to SNG, glycol, polypropylene, olefins and liquid fuels. Although we do not believe that China’s project approval requirements and slowing of approvals for new coal to methanol and DME projects will invalidate any of our existing permits, our future joint ventures will have to abide by these guidelines.
In April 2009, the Chinese government approved a new national standard for methanol to be used in motor vehicle fuel to become effective on November 1, 2009. The standard includes the technical properties, testing methods, examination procedures as well as identification, packaging, transportation, storage and safety requirements for methanol that is to be used in motor vehicle fuel. Further, in May 2009, the Chinese government approved a new national standard, effective December 1, 2009, for M85 methanol gasoline, which specifies, among other things, the technical requirements, testing methods, examination procedures, identification, packaging, transportation, storage and safety requirements for methanol gasoline that comprises between 84%-86% of methanol and between 14%-16% of gasoline in terms of volume and other performance enhancing additives, for use in motor vehicles. According to the China Petroleum and Chemical Industry Association, it is likely that in 2010 national standards for M15 — 15% percent methanol and 85% gasoline — will be promulgated. We are monitoring this development closely. Although these standards do not mandate the use of methanol, we expect that they will act as a catalyst for further growth in the development of infrastructure, fueling stations, and vehicles which can accommodate higher proportion methanol blends. These recent developments are positive for the long term outlook for methanol demand, and with China demonstrating the viability of methanol blending in gasoline, this should also increase the potential for methanol blending to be adopted in other countries. This could lead to expanded syngas application in methanol production as well as in the licensing business of coal gasification technologies, for which we believe that we are uniquely positioned to benefit from.
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
New environmental laws and regulations may be adopted, such as the imposition of a carbon tax, a cap and trade program requiring us to purchase carbon credits, or measures that would require reductions in emissions, raw materials, fuel use or production rates. In particular, the U.S. House of Representatives recently approved adoption of the American Clean Energy and Security Act of 2009, also known as the “Waxman-Markey cap-and-trade legislation,” for the purposes of controlling and reducing emissions of greenhouse gases in the United States by establishing an economy-wide cap on emissions of these gases in the United States and requiring most sources of emissions to obtain emission “allowances” corresponding to their annual emissions of such gases, with the number of emission allowances issued each year declining as necessary to meet the overall emission reduction goals.

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
Although we have been successful in obtaining the permits that are required at a given stage with respect to the ZZ Joint Venture, the GC Joint Venture and the Yima Joint Ventures, any retroactive change in policy guidelines or regulations or an opinion that the approvals that have been obtained are inadequate, either at the federal or state level in the United States, or the municipal, provincial or central government levels in China, could require us to obtain additional or new permits or spend considerable resources on complying with such regulations. Other developments, such as the enactment of more stringent environmental requirements, changes in enforcement policies or discovery of previously unknown conditions, could require us to incur significant capital expenditures or suspend operations.
Employees
As of June 30, 2010, we had 197 employees, including 142 employees of the ZZ Joint Venture. None of our employees are represented by any collective bargaining unit. We have not experienced any work stoppages, work slowdowns or other labor unrest. We believe that our relations with our employees are good.
Item 1A. Risk Factors
Risks Related to Our Business
We will require substantial additional funding, and our failure to raise additional capital necessary to support and expand our operations could reduce our ability to compete and could harm our business.
As of June 30, 2010, we had $42.6 million of cash and cash equivalents. We expect to continue to have negative cash flows until we can generate sufficient revenues from our licensing and related service projects, as well as from the ZZ Joint Venture, the Yima Joint Ventures and other projects which are under development, to cover our general and administrative expenses and other operating costs. We plan to use our cash for:
•	general and administrative expenses;
•	debt service related to the ZZ Joint Venture;
•	working capital;
•	project, third party licensing and technical development expenses; and
•	general corporate purposes.
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
We will need to raise additional capital through equity and debt financing for any new projects that are developed, to support our existing projects and any possible expansions thereof and for general and administrative expenses resulting from our existing operations. We may also need to raise additional funds sooner than expected in order to fund more rapid expansion, cover unexpected construction costs or delays, respond to competitive pressures or acquire complementary energy related products, services, businesses and/or technologies. In addition, we may attempt to secure project financing in order to construct additional plant facilities. Such financing may be used to reduce the amount of equity capital required to complete the project.
We cannot assure you that any financing will be available to us in the future on acceptable terms or at all. If we cannot raise required funds on acceptable terms, we may not be able to, among other things, (i) maintain our general and administrative expenses at current levels; (ii) negotiate and enter into new gasification plant development contracts; (iii) develop licensing and related service or technology products; (iv) expand our operations; (v) hire and train new employees; or (vi) respond to competitive pressures or unanticipated capital requirements.

We are in an early stage of our development and our business strategies may not be accepted in the marketplace and may not help us to achieve profitability.
We are in an early stage of our development and our lack of operating history or meaningful revenue precludes us from forecasting operating results based on historical results. Our proposed business strategies described in this annual report incorporate our senior management’s current best analysis of potential markets, opportunities and difficulties that face us. No assurance can be given that the underlying assumptions accurately reflect current trends in our industry or our customers’ reaction to our products and services or that such products or services will be successful. Our business strategies may and likely will change substantially from time to time (such as our recent emphasis on licensing and related product offerings) as our senior management reassesses its opportunities and reallocates its resources, and any such strategies may be changed or abandoned at any time. If we are unable to develop or implement these strategies through our projects and our U-GAS® technology, we may never achieve profitability which could impair our ability to continue as a going concern. Even if we do achieve profitability, it may not be sustainable, and we cannot predict the level of such profitability.
Our results of operations may fluctuate.
Our operating results may fluctuate significantly as a result of a variety of factors, many of which are outside our control. Factors that may affect our operating results include: (i) our ability to obtain new customers and retain existing customers; (ii) the cost of coal and electricity; (iii) the success and acceptance of U-GAS® technology; (iv) our ability to successfully develop our licensing business and execute on our projects; (v) the ability to obtain financing for our projects; (vi) shortages of equipment, raw materials or feedstock; (vii) approvals by various government agencies; (viii) the inability to obtain land use rights for our projects; and (ix) general economic conditions as well as economic conditions specific to the energy industry. In addition, our results of operation in the near future will be largely affected by the level of licensing and related service revenues and syngas production levels at our Zao Zhuang plant. Under the syngas purchase and sale contract, Hai Hua is only required to pay the energy and capacity fee payments (described in “Description of Business — Current Operations and Projects — Zao Zhuang Joint Venture — Syngas Purchase and Sale Agreement”) if the syngas produced by the plant meets certain minimum specifications once the plant is in commercial operation. Any failure of this plant to meet these requirements would mean that Hai Hua would not be required to make the energy and capacity fee payments which could in turn have a material adverse effect on our results of operations.
We may not be successful developing opportunities to license the U-GAS® technology.
Under the terms of the New Agreement with GTI, we are permitted to sell U-GAS® technology licenses, components and services to third parties and we have already identified potential opportunities in the U.S., India, Australia and Vietnam, as well as other parts of Europe and Asia. We are only recently begun to develop our licensing and related service business and many of the relationships with potential customers are still being cultivated. Our ability to successfully develop licensing opportunities for the U-GAS® technology is uncertain and depends upon the strength of global markets as well as our continued capability to deliver technology licenses, components and services primarily through our China operations center. In addition, as with our other projects, we will be exposed to the risk of financial non-performance by our customers. Although we anticipate that we can generate revenues through engineering and technical service fees, as well as licensing fees and royalties on products sold by our licensees that incorporate our proprietary technology, there can be no assurances that we will be able to do so and our inability to do so could have a material adverse effect on our business and results of operation.
We have performance guarantees under our third party licensing agreements.
Under our license agreements, we typically provide a guarantee of the performance of the plant which is using the U-GAS® technology. Should we become liable under the performance guarantee, we could be held liable for the customer’s damages and we may be required to re-perform certain affected work and services. Although our liability for the performance guarantee is typically capped at 50% of the fees that we receive under the license agreement, our liability for damages or re-performance of our work could still have a material adverse effect on our business, financial condition and results of operations.

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
We rely on proprietary technology licensed from GTI. Our license agreement with GTI for U-GAS® technology (described under “Description of Business—GTI Agreements—License Agreement”) is a critical component of our business. All of the prior patents granted around U-GAS® technology have expired. We are improving the technology and we plan to create new technologies around the core U-GAS® technology and have applied for new patents for these improvements and new technologies. Proprietary rights relating to U-GAS® technology are protected from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents, maintained within trade secrets or maintained in confidence through legally binding agreements. There can be no assurance that patents will be issued from any pending or future patent applications owned by or licensed to us or that the claims allowed under any issued patents will be sufficiently broad to protect our technology. In addition, our ability to obtain patent protection may be affected by the terms of the New Agreement. In the absence of patent protection, we may be vulnerable to competitors who attempt to copy our technology or gain access to our proprietary information and technical know-how. In addition, we rely on proprietary information and technical know-how that we seek to protect, in part, by entering into confidentiality agreements with our collaborators, employees, and consultants. We cannot assure you that these agreements will not be breached, that we would have adequate remedies for any breach or that our trade secrets will not otherwise become known or be independently developed by competitors.
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
The global economy has experienced a significant contraction, with an almost unprecedented lack of availability of business and consumer credit, which has seriously impeded our ability to obtain financing for our projects. This current decrease and any future decrease in economic activity in the United States, China or in other regions of the world in which we may in the future do business could significantly and adversely affect our results of operations and financial condition in a number of other ways. Any decline in economic conditions may reduce the demand or prices for the production from our plants or the terms of licensing agreements. Our industry partners and potential customers and suppliers may also experience insolvencies, bankruptcies or similar events. In particular, the market for commodities such as methanol is under significant pressure and we are unsure of how much longer this will continue. As a direct result of these trends, our ability to finance and develop our existing projects, commence any new projects and sell our products and negotiate licensing opportunities may continue to be adversely impacted. In addition, the increased currency volatility could significantly and adversely affect our results of operations and financial condition. Any of the above factors could also adversely affect our ability to access credit or raise capital even if the capital markets improve.

The U.S. government’s current plans to address the financial crises may not be effective to stabilize the financial markets or to increase the availability of credit.
In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, legislation was enacted that provides the U.S. Treasury the authority to, among other things, purchase mortgage-backed and other securities from financial institutions for the purpose of stabilizing the financial markets. Additional legislation has been adopted to expand this power. Despite these plans, the capital markets have continued to experience extreme levels of volatility. There can be no assurance what impact these plans ultimately will have on the financial markets. If the actions taken by the U.S. Treasury are not successful in stabilizing the financial markets and increasing the availability of credit, it could have a material adverse effect on our business, financial condition and results of operations or the trading price of our common stock.
The termination of our license agreement with GTI or any of our joint venture agreements or licensing agreements would materially adversely affect our business and results of operations.
The New Agreement, our joint ventures in China and our licensing and related service business are essential to us and our future development. The New Agreement terminates on August 31, 2016, but may be terminated by GTI upon certain events of default if not cured by us within specified time periods. In addition, after the two ten year extension periods provided under the License Agreement, which are exercisable at our option, we cannot assure you that we will succeed in obtaining an extension of the term of the license at a royalty rate that we believe to be reasonable or at all. Our joint venture agreements do not terminate for many years, but may be terminated earlier due to certain events of bankruptcy or default, or, in the case of Zao Zhuang, if the purchase and sale contract for syngas is terminated. Termination of any of our joint ventures would require us to seek another collaborative relationship in that territory. We cannot assure you that a suitable alternative third party would be identified, and even if identified, we cannot assure you that the terms of any new relationship would be commercially acceptable to us. In addition, any of our license agreements could be terminated by our customer if we default under the terms of the agreement and any such termination could have a material adverse affect on our business and results of operations.
Our projects and projects of our customers are subject to an extensive governmental approval process which could delay the implementation of our business strategy.
Selling syngas, methanol, glycol and other commodities is highly regulated in many markets around the world. We believe these projects will be supported by the governmental agencies in the areas where the projects will operate because coal-based technologies, which are less burdensome on the environment, are generally encouraged by most governments. However, in China and other developing markets, the regulatory environment is often uncertain and can change quickly, often with contradictory regulations or policy guidelines being issued. In some cases, government officials have different interpretations of such regulations and policy guidelines and project approvals that are obtained could later be deemed to be inadequate. Furthermore, new policy guidelines or regulations could alter applicable requirements or require that additional levels of approval be obtained. If we or our customers and partners are unable to effectively complete the government approval process in China and other markets in which we intend to operate, our business prospects and operating results could be seriously harmed.
For example, China’s State Council has recently issued an opinion further restricting new project approvals for wind power, polysilicon, steel cement, glass and coal to methanol and DME projects. At the same time, the government continues to encourage newer technologies for coal to SNG, glycol, polypropylene, olefins and liquid fuels. Although we do not believe that China’s project approval requirements and slowing of approvals for new coal to methanol and DME projects will invalidate any of our existing permits, our future joint ventures will have to abide by these guidelines.
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
Other than the ZZ Joint Venture, the Yima Joint Ventures and the GC Joint Venture, all of our other potential development opportunities are in the early stages of development and/or contract negotiations. Our agreements with Hai Hua, Yima and Golden Concord, discussed under “Description of Business—Current Operations and Projects,” are currently our only negotiated joint venture contracts. We are in the process of developing alternative potential partners for our Golden Concord project and are discussing a possible change in scope of the Yima Joint Ventures from methanol to glycol. We must undertake the time consuming and costly process of fulfilling the requirements of requests for proposals and negotiating contracts before offering our services to industrial complexes. Additionally, we are only recently begun to develop our licensing and related service business and many of the relationships with potential customers are still being cultivated. We are unsure of when, if ever, many of these contracts will be negotiated, executed and implemented. There are many reasons that we may fail in our efforts to negotiate, execute and implement contracts with our target customers to provide cost efficient energy services, including the possibilities that: (i) our products and services will be ineffective; (ii) our products and services will be cost prohibitive or will not achieve broad market acceptance; (iii) competitors will offer superior products and services; or (iv) competitors will offer their products and services at a lower cost.
Joint ventures that we enter into present a number of challenges that could have a material adverse effect on our business and results of operations.
Our ZZ Joint Venture represents a substantial portion of our expected revenue in the near future. In addition, as part of our business strategy, we plan to enter into other joint ventures or similar transactions, some of which may be material. These transactions typically involve a number of risks and present financial, managerial and operational challenges, including the existence of unknown potential disputes, liabilities or contingencies that arise after entering into the joint venture related to the counterparties to such joint ventures, with whom we share control. We could experience financial or other setbacks if transactions encounter unanticipated problems due to challenges, including problems related to execution or integration. Any of these risks could reduce our revenues or increase our expenses, which could adversely affect our results of operations.
Additionally, we are now a minority owner in the Yima Joint Ventures and we will be relying on Yima to provide the management and operational support for the project. As a result, the success and timing of development activities on the Yima project will depend upon a number of factors that will be largely outside of our control. At the request of Yima, we are also discussing a possible change in the scope of the Yima Joint Ventures from methanol to glycol. Dependence on Yima, and other owners of future projects in which we have a minority interest, or extended negotiations regarding the scope of the projects, could delay or prevent the realization of targeted returns on our capital invested in these projects.
We also include the financial statements of the ZZ Joint Venture and the GC Joint Venture in our consolidated financial statements. We rely on personnel in China to compile this information and deliver it to us in a timely fashion so that the information can be incorporated into our consolidated financial statements prior to the due dates for our annual and quarterly reports. Any difficulties or delays in receiving this information or incorporating it into our consolidated financial statements could impair our ability to timely file our annual and quarterly reports.
We or our joint venture partners will manage the design, procurement and construction of our plants. If our or their management of these issues fails, our business and operating results could suffer.
For our ZZ Joint Venture, and possibly for other projects we may work on in the future, we have or expect to manage plant design, procurement of equipment and supervise construction. Most of this work has been or will be subcontracted to third parties. We are and will be coordinating and supervising these tasks. Although we believe that this is the most time and cost effective way to build gasification plants in China and elsewhere, we bear the risk of cost and schedule overruns and quality control. If we do not properly manage the design, procurement and construction of our plants, our business and operating results could be seriously harmed. Furthermore, as we continue to improve U-GAS® technology, we may decide to make changes to our equipment that could further delay the construction of our plants. Additionally, for certain of our projects, including projects for which we provide a license or related service, we will rely on our partners to manage the design, procurement and construction of the plant. The success and timing of work on these projects by others will depend upon a number of factors that will be largely outside of our control.

A portion of our revenues will be derived from the merchant sales of commodities and our inability to obtain satisfactory prices could have a material adverse effect on our business.
In certain circumstances, we or our partners plan to sell methanol, glycol, DME, synthetic gasoline, SNG, ammonia, hydrogen, nitrogen, elemental sulphur, ash and other commodities into the merchant market. These sales may not be subject to long term offtake agreements and the price will be dictated by the then prevailing market price. Revenues from such sales may fluctuate and may not be consistent or predictable. In particular, the market for commodities such as methanol is currently under significant pressure and we are unsure of how much longer this will continue. Our business and financial condition would be materially adversely affected if we are unable to obtain satisfactory prices for these commodities or if prospective buyers do not purchase these commodities.
We are dependent on the availability and cost of low rank coal and coal waste and our inability to obtain a low cost source could have an impact on our business.
We believe that we have the greatest competitive advantage using our U-GAS® technology in situations where there is a ready source of low rank, low cost coal, coal waste or biomass to utilize as a feedstock. We intend to locate projects in areas where low cost coal and coal waste is available or where it can be moved to a project site easily without transportation issues and we are working to develop structured transactions that include securing options to feedstock resources including coal and biomass. For example, we currently are in discussions regarding several projects in Inner Mongolia where the provincial government is making coal resources available to the project owners, so that the availability of coal is integrated with the project development and thereby adds protection for the project from future coal cost increases. The success of our projects and those of our customers will depend on the supply of low rank coal and coal waste. If a source of low cost coal or coal waste for these projects cannot be obtained effectively, our business and operating results could be seriously affected.
We are dependent on key personnel who would be difficult to replace.
Our performance is substantially dependent on the continued services and on the performance of our senior management and other key personnel. Our performance also depends on our ability to retain and motivate our officers and key employees. The loss of the services of any of our executive officers or other key employees could have a material adverse effect on our business, results of operations and financial condition. Although we have employment agreements, which include non-competition provisions, with Robert Rigdon, our President and Chief Executive Officer, Kevin Kelly, our Controller and Chief Accounting Officer, Francis Lau our Chief Technology Officer and certain other members of senior management, as a practical matter, those agreements will not assure the retention of our employees and we may not be able to enforce all of the provisions in any such employment agreement, including the non-competition provisions. Our future success also depends on our ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, marketing and customer service personnel. Competition for such personnel is intense, and we cannot assure you that we will be able to successfully attract, integrate or retain sufficiently qualified personnel. In addition, because substantially all of our operations are currently in China, we will be required to retain personnel who reside in, or are willing to travel to, and who speak the language and understand the customs of, China. Our inability to retain these types of individuals could have a material adverse effect on our business, results of operations and financial condition.
Payment of severance benefits could strain our cash flow.
During fiscal 2010, we made significant workforce reductions and may continue to do so in the future. Certain members of our senior management have employment agreements that provide for substantial severance payments. In the event we terminate the employment of any of these employees, or in certain cases, if such employees terminate their employment with us, such employees will be entitled to receive certain severance and related payments. The need to pay these severance payments could put a strain on our financial resources.

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
In our areas of operation, the projects we and our customers intend to build are subject to rigorous environmental regulations, review and approval. We cannot assure you that such approvals will be obtained, applicable requirements will be satisfied or approvals, once granted, will be maintained.
Our operations are subject to stringent laws and regulations governing the discharge of materials into the environment, remediation of contaminated soil and groundwater, siting of facilities or otherwise relating to environmental protection. Numerous governmental agencies, such as the EPA and other state and local regulatory authorities in the United States, as well as various Chinese authorities at the municipal, provincial or central government level, issue regulations to implement and enforce such laws, which often require difficult and costly compliance measures that carry substantial potential administrative, civil and criminal penalties or may result in injunctive relief for failure to comply. These laws and regulations may require the acquisition of a permit before construction and/or operations at a facility commence, restrict the types, quantities and concentrations of various substances that can be released into the environment in connection with such activities, limit or prohibit construction activities on certain lands lying within wilderness, wetlands, ecologically sensitive and other protected areas and impose substantial liabilities for pollution resulting from our operations. We believe that we are in substantial compliance with current applicable environmental laws and regulations. Although to date we have not experienced any material adverse effect from compliance with existing environmental requirements, we cannot assure you that we will not suffer such effects in the future or that projects developed by our partners or customers will not suffer such effects.
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
Although we have been successful in obtaining the permits that are required at this stage of our development, any retroactive change in policy guidelines or regulations or an opinion that the approvals that have been obtained are inadequate could require us to obtain additional or new permits or spend considerable resources on complying with such requirements or delay commencement of construction. For example, China has issued new project approval requirements for coal to methanol and DME which could be applied to our existing permits. Other developments, such as the enactment of more stringent environmental laws, regulations or policy guidelines or more rigorous enforcement procedures, or newly discovered conditions, could require us to incur significant capital expenditures.

We may incur substantial liabilities to comply with climate control legislation and regulatory initiatives.
Recent scientific studies have suggested that emissions of certain gases, commonly referred to as “greenhouse gases,” may be contributing to warming of the Earth’s atmosphere. Carbon dioxide, a byproduct of burning fossil fuels such as coal, is an example of a greenhouse gas. Our plants using U-GAS® technology may release a significant amount of carbon dioxide. In response to such studies, many countries are actively considering legislation, and many states in the United States have already taken legal measures, to reduce emissions of greenhouse gases. For example, the U.S. House of Representatives has approved adoption of the American Clean Energy and Security Act of 2009, also known as the “Waxman-Markey cap-and-trade legislation,” for the purposes of controlling and reducing emissions of greenhouse gases in the United States by establishing an economy-wide cap on emissions of these gases in the United States and requiring most sources of emissions to obtain emission “allowances” corresponding to their annual emissions of such gases, with the number of emission allowances issued each year declining as necessary to meet the overall emission reduction goals, although the U.S. Senate has still not considered the legislation. Although we plan to use advanced technologies to actively utilize and sequester any greenhouse gas emissions, new legislation or regulatory programs, such as the Waxman-Markey cap-and-trade legislation, that restrict emissions of greenhouse gases in areas in which we conduct business could have an adverse affect on our operations, costs and ability to operate our plants.
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
Management has identified that our internal control over financial reporting was not effective at ensuring that financial reporting risks arising from complex and non-routine transactions are identified timely and that appropriate accounting policies for such transaction are selected and applied. See “Item 9a. Controls and Procedures” for further discussion. We were not required to obtain an auditor attestation on internal control over financial reporting for the year ended June 30, 2010 as our market capitalization was below the required threshold at the end of our second quarter of fiscal 2010.
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
We may make loans or additional capital contributions to our operations in China. Any loans to our Chinese operations are subject to Chinese regulations and approvals. Such loans by us cannot exceed statutory limits and must be registered with the Chinese State Administration of Foreign Exchange or its local counterpart. We may also decide to finance our Chinese operations by means of capital contributions. This capital contribution must be approved by the Chinese Ministry of Commerce or its local counterpart. We cannot assure you that we will be able to obtain these government registrations or approvals on a timely basis, if at all, with respect to future loans or capital contributions by us to our Chinese operations or any of their subsidiaries. If we fail to receive such registrations or approvals, our ability to capitalize our Chinese operations may be negatively affected, which could adversely and materially affect our liquidity and ability to fund and expand our business.
We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws.
The U.S. Foreign Corrupt Practices Act, or the FCPA, and similar worldwide anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Our policies mandate compliance with these laws. We operate in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. Despite our training and compliance program, we cannot assure you that our internal control policies and procedures always will protect us from reckless or negligent acts committed by our employees or agents. Violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our business and operations. We may be subject to competitive disadvantages to the extent that our competitors are able to secure business, licenses or other preferential treatment by making payments to government officials and others in positions of influence or using other methods that United States laws and regulations prohibit us from using.
In order to effectively compete in some foreign jurisdictions, we utilize local agents and seek to establish joint ventures with local operators or strategic partners. Although we have procedures and controls in place to monitor internal and external compliance, if we are found to be liable for FCPA violations (either due to our own acts or our inadvertence, or due to the acts or inadvertence of others, including actions taken by our agents and our strategic or local partners, even though our agents and partners are not subject to the FCPA), we could suffer from civil and criminal penalties or other sanctions, which could have a material adverse effect on our business, financial position, results of operations and cash flows.
Risks Related to our Common Stock
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
As of September 21, 2010, the closing bid price of our common stock on the NASDAQ Stock Market was $0.91. In accordance with NASDAQ Marketplace Rule 4450(a)(5), if our stock price were to close below $1.00 for a period of 30 consecutive business days, NASDAQ would provide written notification that our securities may be delisted unless the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days within 180 calendar days from such notification.

There can be no assurance that the market price per share of our common stock will increase to at least $1.00 and exceed $1.00 for the requisite time period. In addition, there can be no assurance that our common stock will not be delisted due to a failure to meet other continued listing requirements even if the bid price of our common stock exceeds $1.00 per share. Failure to maintain the listing of our common stock on the NASDAQ Stock Market would have an adverse effect on a stockholder’s ability to sell its shares of our common stock, which could result in the complete loss of their investment.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate office occupies approximately 10,000 square feet of leased office space in Houston, Texas. We also lease approximately 6,000 square feet of office spaces in Shanghai, China. The ZZ Joint Venture plant is constructed on approximately 375,000 square feet of land under 50-year land use rights acquired from the Chinese government. The plant buildings and related structures occupy approximately 198,000 square feet. The GC Joint Venture has also purchased 50-year land use rights from the Chinese government for approximately 2,580,000 square feet of land. Over time, additional properties may be required if we develop new projects and add personnel to advance our commercial and technical efforts.

Item 3. Legal Proceedings
In September 2008, we were named as one of a number of defendants in a lawsuit filed in the U.S. District Court for the Central District of California, Southern Division, by Igor Olenicoff, one of our former stockholders, and a company he controls. Also named were Timothy E. Vail (our former CEO and one of our directors), David Eichinger (our former CFO), and another one of our directors (collectively, we, Mr. Vail, Mr. Eichinger and the director are referred to as the “SES Defendants”), as well as UBS AG, Union Charter Ltd., and other persons who allegedly managed Mr. Olenicoff’s investments outside the U.S. The SES Defendants have been named in this lawsuit based primarily upon allegations that one of our former stockholders, Teflomi Trade & Trust, Inc., was a shell company formed for the purposes of holding Mr. Olenicoff’s assets overseas, and that the SES Defendants allegedly had knowledge of this arrangement. The claims initially asserted against the SES Defendants included, among others, securities fraud in violation of Rule 10b-5 under the Securities Act and the California state law equivalent, violations of the Racketeer Influenced and Corrupt Organizations Act, or RICO, common law fraud and negligent misrepresentation, breach of fiduciary duty, conspiracy and unfair business practices. On the SES Defendants’ motion, on July 31, 2009, the court issued an order dismissing the securities fraud claims as to each of the SES Defendants and the common law fraud, negligent misrepresentation claim and breach of fiduciary duty claims as to us, Mr. Vail and Mr. Eichinger. The court determined that certain other claims, including RICO, conspiracy and unfair business practices, were sufficiently pled and could proceed at this stage. Plaintiffs were given leave to amend and, on August 24, 2009, filed an amended complaint attempting to replead their securities fraud claims, and alleged a new claim for violation of the Uniform Commercial Code (the “UCC”). In response, on September 23, 2009, the SES Defendants filed a motion to dismiss the securities fraud and UCC claims. The court heard oral argument on the SES Defendants’ motion to dismiss, and on various other defendants’ motions to dismiss, on November 9, 2009. On March 16, 2010, the court issued an order on the pending motions to dismiss, dismissing the securities fraud and UCC claims as to each of the SES Defendants. Thus, the claims that remain as to the SES Defendants collectively include violations of RICO, RICO conspiracy, unfair business practices, conversion and civil conspiracy; the claims that remain as to the individually named director include fraudulent misrepresentation, constructive fraud, negligent misrepresentation and breach of fiduciary duty. The SES Defendants filed their answer to these claims on April 22, 2010. With the pleadings now resolved, the case is moving forward with respect to those claims the court has allowed to remain in the case. The court has set a trial date of February 7, 2012. The SES Defendants believe the claims alleged against them to be without merit and intend to continue to vigorously defend all claims which are allowed to proceed in the court.
Item 4. [Removed and Reserved.]

PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Price for Common Stock and Stockholders
Our common stock is traded on The NASDAQ Global Market. The following table sets forth the range of the high and low sale prices for our common stock for the periods indicated.

	Sales Price
	High	Low
Year Ending June 30, 2010:
First Quarter	$1.45	$0.76
Second Quarter	$1.36	$0.84
Third Quarter	$1.21	$0.91
Fourth Quarter	$1.33	$0.95
Year Ending June 30, 2009:
First Quarter	$11.05	$2.16
Second Quarter	$4.92	$0.52
Third Quarter	$0.80	$0.41
Fourth Quarter	$1.69	$0.54
As of September 8, 2010, our authorized capital stock consisted of 200,000,000 shares of common stock, of which 48,386,512 shares of common stock were issued and outstanding. As of such date, there were approximately 188 holders of record of our common stock.
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
Securities Authorized For Issuance Under Equity Compensation Plans
The following table sets forth information regarding our existing equity compensation plans as of June 30, 2010.

Equity Compensation Plan Information
Number of securities
			Weighted average	remaining available for
	Number of securities to		exercise price of	future issuance under
	be issued upon exercise		outstanding	equity compensation plans
	of outstanding options,		options, warrants	(excluding securities
	warrants and rights		and rights	reflected in column (a))
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by security holders (1)	6,037,573	(2)	$0.74	1,507,627	(2)
Equity compensation plans not approved by security holders	—		—	—

Total as of June 30, 2010	6,037,573		$0.74	1,507,627

(1)	Consists of the Amended and Restated 2005 Incentive Plan, as amended, or the Plan.

(2)
Of the total 8,000,000 shares under the Plan, options to acquire 6,037,573 shares of commons stock were outstanding at June 30, 2010 and 5,800 shares of restricted stock had been granted under the Plan. The shares issued for the restricted stock grants were vested immediately upon grant.

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
Statements of Operations Data
(in thousands, except per share amounts)

	Years Ended June 30,
	2010	2009	2008	2007	2006
Revenue:
Product sales and other related parties	$8,423	$1,852	$203	$—	$—
Technology licensing and related services	732	—	—	—	—
Other	146	250	125	—	—

Total revenue	9,301	2,102	328	—	—

Costs and Expenses:
Costs of sales and plant operating expenses	8,621	7,449	2,396	—	—
General and administrative expenses	12,220	16,395	13,147	5,644	1,018
Project and technical development expenses	1,873	1,046	5,615	1,136	1,245
Asset impairment losses	6,575	2,500	—	—	—
Stock-based compensation expense	2,179	1,869	6,029	6,640	3,043
Depreciation and amortization	2,674	2,905	1,202	222	5

Total costs and expenses	34,142	32,164	28,389	13,642	5,311

Operating loss	(24,841)	(30,062)	(28,061)	(13,642)	(5,311)

Non-operating (income) expense:
Equity in losses — Yima joint ventures	39	—	—	—	—
Interest income	(133)	(1,742)	(397)	(463)	(129)
Interest expense	668	959	388	—	—

Net loss	(25,415)	(29,279)	(28,052)	(13,179)	(5,182)

Less: net loss attributable to noncontrolling interests	3,667	703	610	37	—

Net loss attributable to stockholders	$(21,748)	$(28,576)	$(27,442)	$(13,142)	$(5,182)

Net loss per share:
Basic and diluted	$(0.45)	$(0.60)	$(0.80)	$(0.47)	$(0.19)

Weighted average common shares outstanding Basic and diluted	48,230	48,017	34,385	27,852	27,754

Balance Sheet Data
(in thousands)

	June 30,
	2010	2009	2008	2007	2006
Total working capital	$38,305	$82,140	$117,646	$(54)	$2,868
Total assets	120,581	146,136	177,747	38,472	3,213
Total liabilities	16,542	20,040	24,241	18,922	328
Total equity	104,039	126,096	153,506	19,550	2,885

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
Business Overview
We are an alternative energy technology company that provides technology, equipment and engineering services for the conversion of low rank, low cost coal and biomass feedstocks into energy and chemical products. Our strategy is to create value through providing technology and equipment in regions where low rank coals and biomass feedstocks can be profitably converted into high value products through our proprietary U-GAS® fluidized bed gasification technology. We do this through providing a proprietary technology package whereby we license U-GAS® technology rights to third parties, deliver an engineered technology transfer package and provide proprietary equipment components to customers who plan to own and operate projects. In addition, we may (i) integrate our U-GAS® technology package with downstream technologies to provide a fully integrated offering where we may invest in projects either directly or through an investment partner, (ii) partner with engineering, equipment and technology companies to provide our U-GAS® technology package into an integrated modular product offering, (iii) provide technology to enable coal resources to be integrated together with our U-GAS® technology where the coal resources may be of little value without our U-GAS® conversion technology, or (iv) acquire or partner with owners of these coal resources to create more value and opportunity for us through the integration of our technology with the coal resources.
We believe that we have several advantages over commercially available competing gasification technologies, such as entrained flow, fixed and moving bed gasification technologies, including our ability to use all ranks of coals (including low rank, high ash and high moisture coals, which are significantly cheaper than higher grade coals), many coal waste products and biomass feed stocks. In addition, U-GAS® technology’s advanced fluidized bed design is tolerant to changes in feedstock. These factors enable us to be a lower cost producer of synthesis gas, or syngas, a mixture of primarily hydrogen and carbon monoxide, which can then be used to produce other products. Depending on local market need and fuel sources, syngas can be used as a fuel gas in industrial applications or can be used to produce many products including power, synthetic natural gas, or SNG, methanol, dimethyl ether, or DME, glycol, ammonia, direct reduction iron, or DRI, synthetic gasoline, steam, and other byproducts (e.g., sulphur, carbon dioxide or ash).
Our principal operating activities are currently in China, however, we are developing opportunities in other countries including the U.S., India, Europe, Australia and Vietnam, as well as other parts of Europe and Asia to provide our U-GAS® technology package. Our Zao Zhuang project is our first commercial scale coal gasification plant located in Shandong Province, China and has been in operation since February 2008 and in commercial operation since December 2008. Our Yima project is currently under construction in Henan Province, China.
The key elements of our business strategy include:
•
Executing on existing projects in China. We are continuing to implement operational measures to improve the financial performance of our Zao Zhuang project in the near term, while also continuing to evaluate alternatives to better position the project to be commercially and financially successful in the future. These alternatives include the possible expansion of the plant to produce other products for other customers. We also intend to continue to leverage our success to date at the ZZ Joint Venture in our ongoing business development efforts, including through further visits from senior executives of possible customers and partners, as well as government officials, from China, India, Australia, Vietnam and the United States. We are also continuing the ongoing construction of our Yima project, and are working to restructure our joint venture agreements to change the scope of the project from methanol to glycol production.

•
Leveraging our proprietary technology through licensing, equipment sales and related services to increase revenues and position us for future growth. We provide a proprietary technology package whereby we license U-GAS® technology rights to third parties, deliver an engineered technology transfer package and provide proprietary equipment components to customers who plan to own and operate projects. We intend to focus on developing opportunities for our proprietary technology package whereby we may (i) integrate our U-GAS® technology package with downstream technologies to provide a fully integrated offering where we may invest in projects either directly or through an investment partner or (ii) may partner with engineering, equipment and technology companies to provide our U-GAS® technology package into an integrated modular product offering, which may include coal or biomass feedstocks for units producing power and fuels such as SNG, MTG, diesel and ethanol as well as methanol for gasoline blending. We anticipate that we can increase revenues through collecting technology licensing fees and royalties, engineering and technical service fees, as well as equipment product sales sold to customers who plan to own and operate projects and desire to incorporate our proprietary technology. We also believe that our licensing activities will provide additional insight into project development activities, which may allow us to make selective equity investments in such projects in the future, develop integrated, modular product offerings, or take options in projects for which we provide a license.

•
Expanding our relationships with strong strategic partners. Our efforts have been initially focused on facilities producing syngas, methanol and DME in China. We are expanding our relationships with our current partners, developing new relationships with strategic partners and developing new downstream coal-to-chemicals and coal-to-energy products which may expand our initial focus to include facilities producing SNG, methanol to gasoline, or MTG, glycol, power and reducing gas for the steel industry. We are exploring new markets for entry such as the U.S., India, Australia, Vietnam, and other parts of Europe and Asia. Such strategic relationships may include an investment in projects either directly by us or through an investment partner where U-GAS® plants may supply syngas to strategic customers via long-term offtake agreements.

•
Developing value where we have a competitive advantage and have access of rights to feedstock resources. We believe that we have the greatest competitive advantage using our U-GAS® technology in situations where there is a ready source of low rank, low cost coal, coal waste or biomass to utilize as a feedstock. We are focusing our efforts in countries with large low rank coal resources such as India, the U.S., China, Turkey and Australia. We are working to develop structured transactions that include securing options to these feedstock resources. For example, we are currently in discussions regarding several projects in Inner Mongolia, China where the provincial government is making coal resources available to the project owners which adds protection for the project from future coal cost increases, as well as potentially increasing project revenues. In these cases, we may provide technology to add value to coal resources which may be of little value without our U-GAS® conversion technology or may acquire or partner with owners of these resources to create more value and opportunity for us through the integration of our technology with the resources. Additionally, where capital and/or financing is available, we may acquire an interest in such resources, including existing facilities or coal mines, where we could create value with our U-GAS® technology through securing greater access to feedstock.

•
Continue to develop and improve U-GAS® technology. We are continually seeking to improve the overall plant availability, plant efficiency rates and fuel handling capabilities of the existing U-GAS® gasification technology. We are continuing to work with our prospective customers to determine the suitability of their low rank coals for our U-GAS® technology through our proprietary coal characterization testing as well as selective commercial scale testing in our Zao Zhuang facility. In addition, we are growing our technology base through continued development of know-how with our engineering and technical staff, growing and protecting our trade secrets as well as through patenting improvements tested at our Zao Zhuang facility, and improvements resulting from integration of our technology with downstream processes. To date, we have filed 13 patent applications relating to our improvements to the U-GAS® technology.

•
Grow earnings through increased revenues and control of expenses. We remain intently focused on control of our expenses while we grow revenues from our technology business. We believe our strategy will allow us to grow near term revenues to position us for sustainable long term growth. We intend to minimize project development expense on projects until we have assurances that acceptable financing is available to complete the project. Until the capital markets improve, our strategy will be to operate using our current capital resources and to leverage the resources of financing partners.

Results of Operations
We are in our development stage and therefore have had limited operations. We generated revenues of $9.3 million for the year ended June 30, 2010. We have sustained net losses of approximately $96.4 million from November 4, 2003, the date of our inception, to June 30, 2010. We have primarily financed our operations to date through private placements and two public offerings of our common stock.
Year Ended June 30, 2010 Compared to Year Ended June 30, 2009
Revenue. Total revenue increased $7.2 million to $9.3 million for the year ended June 30, 2010 compared to $2.1 million for the year ended June 30, 2009.
Product sales were $7.8 million for the year ended June 30, 2010 compared to $1.9 million for the year ended June 30, 2009 and were derived primarily from the sale of syngas and other byproducts produced at the ZZ Joint Venture plant in China. Product revenues have increased at the plant due to the plant’s increased availability for production; increased syngas volume offtake by our customer, Hai Hua; and increased byproduct sales, including sales of our excess oxygen to Hai Hua under our ASU cost-sharing arrangement, which sales commenced in September 2009. For the year ended June 30, 2010, the ZZ Joint Venture plant operated for 60% of the period and was available for production for 93% of the period. Plant operations and syngas production has been limited primarily due to extended shutdowns by Hai Hua. Although the syngas volume offtake by Hai Hua has increased during fiscal 2010 compared to fiscal 2009, to date, Hai Hua has been unable to offtake the volume of syngas originally expected for the original plant design and we do not foresee this situation changing significantly in the near term. The ZZ Joint Venture plant was in its commissioning phase prior to achieving commercial operations status in December 2008.

Other related party revenue during the year ended June 30, 2010 of approximately $0.6 million was generated for engineering services provided to the Yima Joint Ventures during the year ended June 30, 2010. There was no other related party revenue during the year ended June 30, 2009.
Technology licensing and related services revenues were $0.7 million for the year ended June 30, 2010 and were generated from feasibility studies and other technical services provided in association with our technology licensing business. There were no technology licensing and related services revenues during the year ended June 30, 2009.
Other revenues were $0.1 million for the year ended June 30, 2010 and related to a sponsorship grant for lignite testing at the ZZ Joint Venture plant. Other revenues were $0.3 million for the year ended June 30, 2009 and were generated by a feasibility study for a project in the U.S. that has since been cancelled.
Costs of sales and plant operating expenses. Costs of sales and plant operating expenses increased $1.2 million to $8.6 million for the year ended June 30, 2010 compared to $7.4 million for the year ended June 30, 2009 and were comprised principally of coal consumption, electricity, and other operating costs at the ZZ Joint Venture plant. The increase is due to a significant increase in syngas production during the year ended June 30, 2010. A majority of the costs during the year ended June 30, 2009 were incurred prior to the plant achieving commercial operations status in December 2008.
General and administrative expenses. General and administrative expenses decreased by $4.2 million to $12.2 million during the year ended June 30, 2010 compared to $16.4 million during the year ended June 30, 2009. The decrease of $4.2 million was primarily due to a decrease in compensation costs as a result of reduced staffing levels, and a decrease in consulting and professional fees.
Project and technical development expenses. Project and technical development expenses increased by $0.9 million to $1.9 million for the year ended June 30, 2010 compared to $1.0 million for the year ended June 30, 2009. Project development expenses for the year ended June 30, 2010 included a $0.9 million charge for a consulting fee related to the financial closing of the Yima project. Other expenses included costs for U-GAS® technology development which included advanced analytical flow modeling and other technical support and development costs.
Asset impairment losses. An asset impairment loss of $6.6 million during the year ended June 30, 2010 related to the write-off of the long-lived assets of the GC Joint Venture. The 2009 period included a $1.25 million impairment loss on a royalty deposit paid to ExxonMobil during the three months ended December 31, 2008 and a non-cash charge to write-off the $1.25 million remaining carrying value of the reservation and use fee paid to GTI.
Stock-based compensation expense. Stock-based compensation expense increased by $0.3 million to $2.2 million for the year ended June 30, 2010 compared to $1.9 million for the year ended June 30, 2009. The 2009 period included a credit of approximately $4.8 million due to the reversal of previously recognized expense due to forfeitures related to cancellations of terminated employees’ stock option awards. Excluding the effect of this credit, stock-based compensation expense decreased because the amount of stock-based compensation expense associated with recent grants of stock option awards is lower than certain prior awards due to the decrease in the price of our common stock.
Depreciation and amortization. Depreciation and amortization decreased by $0.2 million to $2.7 million during the year ended June 30, 2010 compared to $2.9 million during the year ended June 30, 2009. The decrease was due principally to the change in the estimated useful live of the production equipment at the ZZ Joint Venture plant from a period of 15 years to 20 years effective October 1, 2008 and a reduction in equipment costs of approximately $0.5 million due to settlement with a construction vendor.
Equity in losses of Yima Joint Ventures. The equity in losses of the Yima Joint Ventures for the year ended June 30, 2010 relates to our 25% share of the loss incurred by the Yima Joint Ventures. The loss is comprised of non-capitalizable costs incurred during the design and construction phase, offset in part, by interest income earned on invested funds contributed by us and Yima.
Interest income. Interest income decreased to $0.1 million for the year ended June 30, 2010 compared to $1.7 million for the year ended June 30, 2009. The decrease was primarily due to lower yields earned on cash equivalent investments and lower invested principal balances.

Interest expense. Interest expense decreased by $0.3 million to $0.7 million for the year ended June 30, 2010 compared to $1.0 million during the year ended June 30, 2009. The decrease was primarily due to the ZZ Joint Venture’s lower outstanding principal balance on its loan with the Industrial and Commercial Bank of China and to a lower interest rate based on the annual adjustment in March 2009 to 5.94%. This rate was not adjusted in 2010.
Net loss attributable to noncontrolling interests. Net loss attributable to noncontrolling interests increased by $3.0 million to $3.7 million for the year ended June 30, 2010 compared to $0.7 million during the year ended June 30, 2009. The increase resulted principally from Golden Concord absorbing their interest in the asset impairment loss.
Year Ended June 30, 2009 Compared to Year Ended June 30, 2008
Revenue. Product sales increased by $1.7 million to $1.9 million for the year ended June 30, 2009 compared to $0.2 million for the year ended June 30, 2008 and were derived from the sale of syngas and byproducts produced at the ZZ Joint Venture plant. The plant’s initial syngas sales commenced during the three months ended March 31, 2008. Product sales of $1.2 million were recognized during the three months ended June 30, 2009 as the plant operated for approximately 60% of the period and was available for production for approximately 95% of the period. Although the plant declared commercial operations in December 2008, Hai Hua did not begin paying the ZZ Joint Venture for the energy and capacity fees until May 2009 due to differing interpretations between Hai Hua and the ZZ Joint Venture regarding certain syngas quality components requirements under the contract. During the three months ended March 31, 2009, the plant was only operating for approximately 13% of the period due to an unscheduled maintenance outage, repairs related to a power outage, a local area government industrial inspection, and scheduled maintenance by Hai Hua.
Other revenues were $0.3 million for the year ended June 30, 2009 and were generated by a feasibility study for a project in the U.S. that has since been cancelled.
Cost of sales and plant operating expenses. Cost of sales and plant operating expenses increased by $5.0 million to $7.4 million for the year ended June 30, 2009 compared to $2.4 million for the year ended June 30, 2008 and were comprised principally of coal consumption, electricity, maintenance and other operating costs at the ZZ Joint Venture plant. The plant’s initial operations commenced during the three months ended March 31, 2008. Costs were higher during the year ended June 30, 2009 due to the plant operating for a longer period of time and due to costs incurred to enable the plant to declare commercial operations status in December 2008.
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
Project and technical development expenses. Project and technical development expenses decreased by $4.6 million to $1.0 million for the year ended June 30, 2009 compared to $5.6 million for the year ended June 30, 2008 due primarily to a reduction in U.S. project and technical development activities and a $0.6 million reimbursement from CONSOL Energy, Inc., or CONSOL, in full settlement of its cost-sharing arrangement under our joint development agreement with CONSOL. Project and technical development expenses incurred during the period related principally to the Yima project, the feasibility study with North American Coal, or NAC, for the development of a coal-based gasification facility at NAC’s proposed Otter Creek Mine in North Dakota and our project with CONSOL, both of which were cancelled.
Asset impairment losses. Asset impairment losses of $2.5 million during the year ended June 30, 2009 related a $1.25 million impairment loss on a royalty deposit paid to ExxonMobil during the three months ended December 31, 2008 and a non-cash charge to write-off the $1.25 million remaining carrying value of the reservation and use fee paid to GTI. The GTI reservation and use fee was paid for with shares of our common stock during fiscal 2008 to reserve the facility for calendar 2008 and 2009.
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

Depreciation and amortization. Depreciation and amortization increased by $1.7 million to $2.9 million for the year ended June 30, 2009 compared to $1.2 million for the year ended June 30, 2008. The increase was due principally to commencing depreciation of the ZZ Joint Venture plant during the quarter ended March 31, 2008.
Interest income. Interest income increased by $1.3 million to $1.7 million for the year ended June 30, 2009 compared to $0.4 million for the year ended June 30, 2008. The increase was primarily due to interest income earned on higher cash balances due to investment of the proceeds from an equity offering completed in June 2008. The yields earned on our cash equivalent investments decreased significantly over fiscal 2009 due to market conditions.
Interest expense. Interest expense increased by $0.6 million to $1.0 million for the year ended June 30, 2009 compared to $0.4 million for the year ended June 30, 2008. Prior to the commissioning of the ZZ Joint Venture plant in January 2008, the interest expense for the ZZ Joint Venture loan was capitalized.
Net loss attributable to noncontrolling interests. Net loss attributable to noncontrolling interests increased by $0.1 million to $0.7 million for the year ended June 30, 2009 compared to $0.6 million for the year ended June 30, 2008. The increase was due to recognizing our joint venture partners’ noncontrolling interests in the operating losses of the GC Joint Venture and the ZZ Joint Venture during the period.
Liquidity and Capital Resources
We are in our development stage and have financed our operations to date through private placements of our common stock in 2005 and 2006 and two public offerings, one in November 2007 and one in June 2008. We have used the proceeds of these offerings for the development of our joint ventures in China and to pay other development and general and administrative expenses. In addition, we have entered into a loan agreement with ICBC to fund certain of the costs of the ZZ Joint Venture.
As of June 30, 2010, we had $42.6 million in cash and cash equivalents and $38.3 million of working capital available to us. During the year ended June 30, 2010, cash flows used in operating activities were $16.3 million. Additionally, we invested $29.3 million of our cash into the Yima Joint Ventures and repaid $2.3 million of principal on the ZZ Joint Venture loan during the year ended June 30, 2010. We are also funding the working capital and operating losses of the ZZ Joint Venture.
Loan Agreement
On March 22, 2007, the ZZ Joint Venture entered into a seven-year loan agreement and received $12.6 million of loan proceeds pursuant to the terms of a Fixed Asset Loan Contract with the Industrial and Commercial Bank of China, or ICBC, to complete the project financing for the ZZ Joint Venture. Key terms of the Fixed Asset Loan Contract with ICBC are as follows:
•	Term of the loan is seven years from the commencement date (March 22, 2007) of the loan;
•	Interest is adjusted annually based upon the standard rate announced each year by the People’s Bank of China, and as of June 30, 2010, the applicable interest rate was 5.94% and is payable monthly;
•	Principal payments of $1.1 million are due in March and September of each year beginning on September 22, 2008 and ending on March 31, 2014;
•	Hai Hua is the guarantor of the entire loan;
•	Assets of the ZZ Joint Venture are pledged as collateral for the loan;
•	Covenants include, among other things, prohibiting pre-payment without the consent of ICBC and permitting ICBC to be involved in the review and inspection of the Zao Zhuang plant; and
•	Subject to customary events of default which, should one or more of them occur and be continuing, would permit ICBC to declare all amounts owing under the contract to be due and payable immediately.

As of June 30, 2010, the ZZ Joint Venture was in compliance with all covenants and obligations under the Fixed Asset Loan Contract.
Other
During the twelve months ended June 30, 2010, we recognized $0.6 million of related party revenue for engineering services provided to the Yima Joint Ventures.
We have included the $1.5 million payment paid to GTI in June 2009 toward future royalties due to GTI for the Yima Joint Ventures’ project as part of our investment in the Yima project. An additional future royalty payment of approximately $1.5 million will be due to GTI upon the commissioning of the gasifier equipment for the Yima project. See Note 7 —Intangible Assets for more information on the royalty payments.
In June 2009, we agreed to pay GTI a non-refundable payment of $1.5 million toward future royalties due to GTI under the Original Agreement for the proposed Yima Joint Ventures project.
Outlook
We expect to continue to have negative cash flows until we can generate sufficient revenues from our licensing and related service projects, as well as from the ZZ Joint Venture, the Yima Joint Ventures and other projects which are under development, to cover our general and administrative expenses and other operating costs.
We currently plan to use our available cash for (i) our general and administrative expenses; (ii) debt service related to the ZZ Joint Venture; (iii) working capital; (iv) project, third-party licensing and technical development expenses; and (v) general corporate purposes. The actual allocation of and the timing of the expenditures will be dependent on various factors, including changes in our strategic relationships, commodity prices and industry conditions, and other factors that we cannot currently predict. In particular, since mid-2008, the global economy has experienced a significant contraction, with an almost unprecedented lack of availability of business and consumer credit, which has impeded, and could continue to impede, our ability to obtain financing for our projects. Although we are seeing signs of improved economic activity, this decrease and any future decrease in economic activity in China or in other regions of the world in which we may in the future do business could significantly and adversely affect our results of operations and financial condition in a number of other ways. In addition, the market for commodities such as methanol has been under significant pressure and we are unsure of how much longer this pressure will continue. As a direct result of these trends, our ability to finance and develop our existing projects, commence any new projects and sell our products could be adversely impacted.
We are pursuing possible U-GAS® licensing opportunities with third parties allowing us to build on our experience at the ZZ Joint Venture and our technology and engineering capability. In April 2010, we executed our first third party technology licensing agreement. Under this agreement, we are providing U-GAS® technology for a commercial scale biomass to biofuels project in the U.S. In addition we and the licensee entered into a separate multi-site agreement whereby the licensee has the option to license our biomass gasification technology for five additional commercial scale biomass to biofuels projects within North America. As part of the license agreement, we are providing the biomass gasification process design package, and may provide some key proprietary gasification system equipment components and technical services. We intend to place increased focus on development of licensing opportunities for our proprietary U-GAS® technology on a global basis with a focus on India, China, Turkey, the U.S., Australia and Vietnam, as well as other parts of Europe and Asia, due to their large low rank coal resources. In December 2009, we entered into a strategic alliance agreement with Coalworks Limited, an emerging Australian energy developer, to develop the first coal gasification and liquefaction plant for Coalworks at Oaklands, New South Wales, Australia utilizing our U-GAS® technology. Pursuant to the strategic alliance agreement, we have recently completed a feasibility study for the plant and plan to discuss next steps with Coalworks. We also have recently signed an agreement with another Australian company that is in the process of shipping coal to our Zao Zhuang facility for testing.

Our strategy is to create value by providing technology and equipment in regions where low rank coals and biomass feedstocks can be profitably converted into high value products through our proprietary U-GAS® fluidized bed gasification technology. We do this through providing a proprietary technology package whereby we license U-GAS® technology rights to third parties, deliver an engineered technology transfer package and provide proprietary equipment components to customers who plan to own and operate projects. In the U.S., we believe there may be a significant near-term opportunity for us to leverage the capability of U-GAS® to efficiently gasify biomass to make renewable fuels. Today’s regulatory environment in the U.S. is favorable for these types of projects because increased environmental concerns are creating a market demand for renewable fuels and companies are under increasing pressure to reduce their carbon footprint. We anticipate that we can generate revenues through engineering and technical service fees, as well as licensing fees and royalties on products sold by our licensees that incorporate our proprietary technology without incurring the significant capital costs required to develop a plant. We also believe that our licensing activities will provide additional insight into project development activities, which may allow us to make selective equity investments in such projects in the future and also the development of integrated, modular product offerings.
We may (i) integrate our U-GAS® technology package with downstream technologies to provide a fully integrated offering where we may invest in projects either directly or through an investment partner, (ii) partner with engineering, equipment and technology companies to provide our U-GAS® technology package into an integrated modular product offering, (iii) provide technology to enable coal resources to be integrated together with our U-GAS® technology where the coal resources may be of little value without our U-GAS® conversion technology, or (iv) acquire or partner with owners of these coal resources to create more value and opportunity for us through the integration of our technology with the coal resource. We understand the need to partner in certain markets, and plan to do so with companies that we believe can help us accelerate our business. Our partnering approach in some cases is country specific and in some cases is industry or segment specific. Additionally, where capital and/or financing is available, we may acquire an interest in such resources, including existing facilities or coal mines, where we could create value with our U-GAS® technology through securing greater access to feedstock.
We are actively pursuing project partners to invest in our projects’ development, including a different project scope and end product for the GC Joint Venture and the YIMA Joint Ventures and for the possible expansion of the ZZ Joint Venture plant. Our Yima project is under construction and Yima is the project management leader for the project. During this first quarter of fiscal 2011, Yima has indicated their intent to convert the existing project from methanol production to glycol production. Yima has expressed their belief that the prospect for strong economic performance of the plant can be improved by modifying the backend of the project to make glycol. This is due to the relatively low margins on methanol today versus the more robust margins that could be achieved from glycol production. In addition, Yima has recently acquired a nearby coal to methanol facility and is looking to diversify and sees glycol as a potentially more profitable alternative. We have indicated to Yima that we would be willing to support this scope change if both parties can agree upon appropriate modifications to the joint venture contracts that can improve our overall risk and return without requiring any additional capital investment from us. Yima’s project management team believes that this change can be executed without delaying the original schedule for commercial operation. We have agreed to work diligently with Yima to restructure the agreements as necessary to achieve these goals.
We believe that improving the financial performance and reducing the operating costs of the ZZ Joint Venture plant are critical to improving our financial performance and we believe one method to achieve this improvement is through the expansion of the plant to produce products such as glycol and the sale of our excess oxygen capacity to Hai Hua. To date, Hai Hua has been unable to offtake the volume of syngas originally expected for the original plant design and the plant has incurred operating losses. We do not foresee this situation changing significantly in the near term. In an effort to improve the return on our investment in this plant, we are evaluating alternative products and partnership structures for a possible expansion of the ZZ Joint Venture plant to produce products such as glycol. Additionally, the ZZ Joint Venture began to provide oxygen to Hai Hua in September 2009 under a cost sharing arrangement that has increased our byproduct revenues. We have also entered into an investment cooperation framework agreement with a local Zao Zhuang area coal mining company which outlines proposed terms for a structure to expand the plant. We do not expect any additional equity for an expansion would be required from us as we continue to expect to contribute our 95.5% equity interest toward the expansion with third parties contributing all the additional required equity to expand the plant. In addition, a provincial level coal company has also expressed an interest in becoming our partner on this expansion. In February 2010, we received the necessary government approval for the expansion. This approval, along with the previously received environmental approvals, are the key approvals required for us to commence execution of the expansion and also describe certain terms of the expansion project, including but not limiting to, its use of land, the main additional facilities required and the use of the existing facilities. The scope of the expansion is still under evaluation. In addition, our successful commercial-scale demonstration at the Zao Zhuang plant using lignite coal from the Inner Mongolia region of China was a significant milestone for us and our U-GAS® technology as it demonstrated our ability to efficiently process lignite coal. As a result of the lignite demonstration, we have seen a large increase in visits to our Zao Zhuang plant from potential customers and partners. We intend to continue to leverage our success to date at the ZZ Joint Venture in our ongoing business development efforts, including through further visits from senior executives of possible customers and partners, as well as government officials, from China, India, Australia, Vietnam and the United States.
We believe that there is currently a shift in the coal gasification business toward the use of low quality, and therefore low cost, coals for coal to energy and chemicals projects and we believe that China is a good example of this new direction in coal gasification. In China, coal prices for high quality coals has risen dramatically over the past few years and the high coal prices have a very negative impact on the margins of its coal gasification projects. Today, China is moving toward even larger coal based projects to fuel the country’s energy needs, which includes several large scale coal to methane or SNG projects, as compared to previous coal-to-chemical projects that have been build in China. Due to the current encouragement from the Chinese government for these projects, we believe there is potential in China for several of these projects, some of which are in various stages of planning. In addition, we believe many of these projects will be located in regions where very low cost lignite coals can be made available and are necessary to reduce the production cost of SNG and should make these projects more profitable. As we have found with the tests at our Zao Zhuang plant, our technology has the unique ability to be efficiently process this lignite and thus we believe it is very desirable for these projects. As evidence of this, we are in discussions regarding several projects in Inner Mongolia where the provincial government is making coal resources available to the project owners which adds protection for the project from future coal cost increases, as well as potentially increasing project revenues. In these types of projects, we believe that we have the opportunity to create more value from the U-GAS technology than licensing alone could bring us.

We will limit the development of any further projects until worldwide capital and debt markets improve and we have assurances that acceptable financing is available to complete the project. However, we will pursue the development of selective projects with strong and credible partners or off-takers where we believe equity and debt can be raised or where we believe we can attract a financial partner to participate in the project. As of June 30, 2010, we had $42.6 million in cash and cash equivalents and $38.3 million of working capital available to us. During the year ended June 30, 2010, cash flows used in operating activities were $16.3 million. Additionally, we invested $29.3 million of our cash into the Yima Joint Ventures and repaid $2.3 million of principal on the ZZ Joint Venture loan during the year ended June 30, 2010. We may need to raise additional capital through equity and debt financing for any new projects that are developed, to support our existing projects and possible expansions thereof and for our corporate general and administrative expenses. We cannot provide any assurance that any financing will be available to us in the future on acceptable terms or at all. Any such financing could be dilutive to our existing stockholders. If we cannot raise required funds on acceptable terms, we may not be able to, among other things, (i) maintain our general and administrative expenses at current levels; (ii) successfully develop our licensing and related service business; (iii) negotiate and enter into new gasification plant development contracts and licensing agreements; (iv) expand our operations; (v) hire and train new employees; or (vi) respond to competitive pressures or unanticipated capital requirements.
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
We believe the following describes significant judgments and estimates used in the preparation of our consolidated financial statements:
Revenue Recognition
Revenue from sales of products, which includes the capacity fee and energy fee earned at the ZZ Joint Venture plant, and byproducts are recognized when the following elements are satisfied: (i) there are no uncertainties regarding customer acceptance; (ii) there is persuasive evidence that an agreement exists; (iii) delivery has occurred; (iv) the sales price is fixed or determinable; and (v) collectability is reasonably assured.
Technology licensing revenue is typically received and earned over the course of a project’s development. We may receive upfront licensing fee payments in addition to fees for engineering services that are integral to the initial transfer of our technology to a customer’s project. Typically, the majority of a license fee is received once project financing and equipment installation occur. Recognition of upfront licensing fee payments is deferred and recognized as a percentage of completion of the engineering services associated with the initial technology transfer. Further, such revenues are deferred until performance guarantee terms under the licensing agreement are finalized with the licensee. We recognize revenue from engineering services under the percentage-of-completion method.
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
ZZ Joint Venture Plant Impairment Analysis
We assessed the ZZ Joint Venture’s plant assets for impairment as of June 30, 2010 due to its operating at reduced capacity and its operating losses to date. Significant assumptions we made in determination of the projected cash flows for purposes of this impairment analysis included the plant’s availability for production of compliant syngas and the plant’s coal consumption rate. Variances in these assumptions could result in projected cash flows that do not support the assets’ carrying values. For example, if the plant’s availability to produce compliant syngas was reduced from 95% to 85%, or if the plant’s coal consumption rate does not achieve the forecasted improvement of approximately 10%, the projected cash flows would have been less than the assets’ carrying values resulting in an impairment of the assets.
The ZZ Joint Venture plant operated at limited capacity for a significant part of fiscal 2010 and 2009 and is expected to continue operating at reduced capacity due to the depressed methanol market. The reduced capacity at the ZZ Joint Venture plant has contributed to the plant’s operating losses. In addition to funding these operating losses, we are funding the working capital and debt service for the ZZ Joint Venture. We are in the process of implementing operational measures, pursuing additional customers and evaluating strategies to reduce the ZZ Joint Venture’s losses and improve its financial performance including the possible expansion of the plant to produce other products. If an expansion of the ZZ Joint Venture plant were to be developed, we would expect to contribute our interest in the ZZ Joint Venture to the project without significant additional cash investment by us. If we are not successful in improving the ZZ Joint Venture’s profitability, or if management’s estimated cash flow projections for these assets decrease, or if Hai Hua does not make its required payments, the plant’s assets could be impaired. As of June 30, 2010, we have determined that these assets were not impaired.
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

We have determined that the ZZ Joint Venture is a VIE and we have determined that we are the primary beneficiary. In making that determination, we considered, among other items, the change in profit distribution between us and Hai Hua after 20 years. The expected negative variability in the fair value of the ZZ Joint Venture’s net assets was considered to be greater during the first 20 years of the ZZ Joint Venture’s life, which coincides with our original 95% profit/loss allocation, versus the latter 30 years in which our profit/loss allocation is reduced to 10%. In addition, we considered whether the terms of the syngas purchase and sale agreement with Hai Hua contained a lease. The factors considered included (i) our ability to operate and control the plant during the initial 20 years; and (ii) whether it was more than remote that one or more parties other than Hai Hua would purchase more than a minor amount (considered to be 10%) of the plant’s output during the term of the syngas purchase and sale agreement. Because we determined that the syngas purchase and sale agreement did not contain a lease, we account for the revenues from this agreement in accordance with our revenue recognition policy for product sales.
Off Balance Sheet Arrangements
In January 2008, we entered into a 63 month lease agreement, with a 60 month optional renewal, for our corporate offices in Houston, Texas. The lease commenced on March 27, 2008 with rental payments of $20,308 per month for the first year and escalating thereafter annually. Our obligations under the lease are secured by a letter of credit for $328,900, which is payable to the landlord in the event of any uncured default by us under the lease. The letter of credit remains in place until the third anniversary of the lease. We have a certificate of deposit pledged as collateral for this letter of credit and pay an annual fee of 1.0% on this letter of credit.
Contractual Obligations
Our material contractual obligations at June 30, 2010 were as follows (in thousands):

		Less than 1	1-3	4-5	After 5
Contractual Obligations	Total	Year	Years	Years	Years
ZZ Joint Venture long-term bank loan, including interest	$10,079	$2,739	$5,131	$2,209	$—
Operating leases	919	390	529	—	—

Total	$10,998	$3,129	$5,660	$2,209	$—

Recently Issued Accounting Standards
In January 2010, the Financial Accounting Standards Board, or FASB, issued an amendment to the disclosure requirement related to fair value measurements. The amendment requires new disclosures related to transfers in and out of Levels 1 and 2 and activity in Level 3 fair value measurements. A reporting entity is required to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. Additionally, in the reconciliation for fair value measurements in Level 3, a reporting entity must present separately information about purchases, sales, issuances and settlements (on a gross basis rather than a net number). The new disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. We do not anticipate that our adoption of this amendment will have a material effect on our financial position, results of operations or cash flows.
In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for transfers of financial assets. This amendment applies to the financial reporting of a transfer of financial assets; the effects of a transfer on an entity’s financial position, financial performance and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. It eliminates (1) the exceptions for qualifying special-purpose entities from the consolidation guidance and (2) the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. The provisions of this amendment must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The requirements in the amendment must be applied to transfers occurring on or after the effective date. We are currently evaluating the impact, if any, that such requirements may have on our financial statements once adopted.
In April 2010, the FASB issued accounting guidance for the milestone method of revenue recognition. This guidance allows entities to make a policy election to use the milestone method of revenue recognition and provides guidance on defining a milestone and the criteria that should be met for applying the milestone method. The scope of this guidance is limited to transactions involving milestones relating to research and development deliverables. The guidance includes enhanced disclosure requirements about each arrangement, individual milestones and related contingent consideration, information about substantive milestones and factors considered in the determination. This guidance is effective prospectively to milestones achieved in fiscal years, and interim periods within those years, beginning after June 15, 2010. Early application and retrospective application are permitted. We are currently evaluating the impact, if any, that this new guidance will have on the determination or reporting of our financial results.
The FASB issued new guidance relating to revenue recognition for contractual arrangements with multiple revenue-generating activities. The ASC Topic for revenue recognition includes identification of a unit of accounting and how arrangement consideration should be allocated to separate the units of accounting, when applicable. The new guidance, including expanded disclosures, is applied on a prospective basis beginning on or after June 15, 2010.

In June 2009, the FASB also issued an amendment to the accounting and disclosure requirements for the consolidation of VIEs. This amendment requires an enterprise to perform a qualitative analysis when determining whether or not it must consolidate a VIE. The amendment also requires an enterprise to continuously reassess whether it must consolidate a VIE. Additionally, the amendment requires enhanced disclosures about an enterprise’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the enterprise’s financial statements. Finally, an enterprise will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. This amendment is effective for financial statements issued for fiscal years beginning after November 15, 2009. Earlier application is prohibited. We are currently evaluating the impact, if any, that this amendment may have on our financial statements once adopted.
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
Interest rate risk
We are exposed to interest rate risk through our loan with ICBC. Interest under this loan is adjusted annually based upon the standard rate announced each year by the People’s Bank of China. As of June 30, 2010, the applicable interest rate was 5.94%. We could also be exposed to the risk of rising interest rates through our future borrowing activities. This is an inherent risk as borrowings mature and are renewed at then current market rates. The extent of this risk as to our ICBC loan, or any future borrowings, is not quantifiable or predictable because of the variability of future interest rates.
Customer credit risk
When our projects progress to commercial production, we will be exposed to the risk of financial non-performance by customers. To manage customer credit risk, we intend to monitor credit ratings of customers and seek to minimize exposure to any one customer where other customers are readily available. As of June 30, 2010, Hai Hua, a related party, is our only customer for syngas sales and as such, we are exposed to significant customer credit risk due to this concentration. Our revenue and results of operations would be adversely affected if we are unable to retain Hai Hua as a customer and secure new customers.

Item 8. Financial Statements and Supplementary Data
INDEX TO FINANCIAL STATEMENTS

Page

Reports of Independent Registered Public Accounting Firms	38

Consolidated Balance Sheets as of June 30, 2010 and 2009	40

Consolidated Statements of Operations for the years ended June 30, 2010, 2009 and 2008 and the period from November 4, 2003 (inception) to June 30, 2010	41

Consolidated Statement of Equity for the years ended June 30, 2010, 2009 and 2008 and the period from November 4, 2003 (inception) to June 30, 2010	42

Consolidated Statements of Cash Flows for the years ended June 30, 2010, 2009 and 2008 and the period from November 4, 2003 (inception) to June 30, 2010	43

Notes to the Consolidated Financial Statements	44

Report of Independent Registered Accounting Firm
To Board of Directors and Stockholders
Synthesis Energy Systems, Inc.
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of equity and of cash flows present fairly, in all material respects, the financial position of Synthesis Energy Systems, Inc. and its subsidiaries (a development stage enterprise) at June 30, 2010 and June 30, 2009, and the results of their operations and their cash flows for the years then ended and, cumulatively, for the period from July 1, 2008 to June 30, 2010 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the cumulative totals of the Company for the period from November 4, 2003 (date of inception) to June 30, 2008, which totals reflect a deficit of $46,124,646 accumulated during the development stage. Those cumulative totals were audited by other auditors whose report, dated September 12, 2008, expressed an unqualified opinion on the cumulative amounts. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for noncontrolling interests beginning on July 1, 2009.
/s/ PricewaterhouseCoopers LLP
September 23, 2010

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Synthesis Energy Systems, Inc.:
We have audited the accompanying consolidated statements of operations, equity, and cash flows of Synthesis Energy Systems, Inc. and subsidiaries (a development stage enterprise) (the Company) for the year ended June 30, 2008 and for the period from November 4, 2003 (inception) to June 30, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Synthesis Energy Systems, Inc. and subsidiaries for the year ended June 30, 2008 and for the period from November 4, 2003 (inception) to June 30, 2008, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
Houston, Texas
September 12, 2008

SYNTHESIS ENERGY SYSTEMS, INC.
(A Development Stage Enterprise)
Consolidated Balance Sheets
(In thousands)

	June 30,	June 30,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$42,573	$90,420
Accounts receivable	2,672	1,333
Prepaid expenses and other currents assets	1,875	689
Inventory	983	780

Total current assets	48,103	93,222
Construction-in-progress	565	6,078
Property, plant and equipment, net	35,316	37,713
Intangible asset, net	1,272	1,386
Investment in Yima joint ventures	32,430	1,500
Other long-term assets	2,895	6,237

Total assets	$120,581	$146,136

LIABILITIES AND EQUITY
Current liabilities:
Accrued expenses and accounts payable	$7,008	$8,828
Deferred revenue	522	—
Current portion of long-term bank loan	2,268	2,254

Total current liabilities	9,798	11,082
Long-term bank loan	6,744	8,958

Total liabilities	16,542	20,040

Equity:
Common stock, $0.01 par value: 200,000 and 100,000 shares authorized: 48,337 and 48,118 shares issued and outstanding, respectively	483	481
Additional paid-in capital	198,720	196,441
Deficit accumulated during development stage	(96,449)	(74,701)
Accumulated other comprehensive income	1,836	1,598

Total stockholders’ equity	104,590	123,819
Noncontrolling interests in subsidiaries	(551)	2,277

Total equity	104,039	126,096

Total liabilities and equity	$120,581	$146,136

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.
(A Development Stage Enterprise)
Consolidated Statements of Operations
(In thousands, except per share amounts)

				November 4, 2003
	Year Ended June 30,			(inception)
	2010	2009	2008	to June 30, 2010
Revenue:
Product sales and other — related parties	$8,423	$1,852	$203	$10,477
Technology licensing and related services	732	—	—	732
Other	146	250	125	521

Total revenue	9,301	2,102	328	11,730

Costs and Expenses:
Costs of sales and plant operating expenses	8,621	7,449	2,396	18,464
General and administrative expenses	12,220	16,395	13,147	48,654
Project and technical development expenses	1,873	1,046	5,615	11,055
Asset impairment losses	6,575	2,500	—	9,075
Stock-based compensation expense	2,179	1,869	6,029	19,760
Depreciation and amortization	2,674	2,905	1,202	7,010

Total costs and expenses	34,142	32,164	28,389	114,018

Operating loss	(24,841)	(30,062)	(28,061)	(102,288)

Non-operating (income) expense:
Equity in losses of Yima joint ventures	39	—	—	39
Interest income	(133)	(1,742)	(397)	(2,878)
Interest expense	668	959	388	2,017

Net loss	(25,415)	(29,279)	(28,052)	(101,466)
Less: net loss attributable to noncontrolling interests	3,667	703	610	5,017

Net loss attributable to stockholders	$(21,748)	$(28,576)	$(27,442)	$(96,449)

Net loss per share:
Basic and diluted	$(0.45)	$(0.60)	$(0.80)	$(2.78)

Weighted average common shares outstanding:
Basic and diluted	48,230	48,017	34,385	34,724

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.
(A Development Stage Enterprise)
Consolidated Statement of Equity
(In thousands)

				Deficit
				Accumulated	Accumulated
	Common Stock			During the	Other	Non-
		Common	Additional	Development	Comprehensive	controlling
	Shares	Stock	Paid-in Capital	Stage	Income	Interest	Total
Balance at November 4, 2003 (inception)	100,000	$—	$—	$—	$—	$—	$—
Net loss for the period November 4, 2003 to June 30, 2004	—	—	—	—	—	—	—

Balance at June 30, 2004	100,000	—	—	—	—	—	—

Shares Forfeited in Merger	(94,000)	—	—	—	—	—	—
Shares Issued in Merger	21,000	—	—	—	—	—	—
Net loss	—	—	—	(358)	—	—	(358)
Investor contributions	—	264	236	—	—	—	500
Conversion of debt to equity	—	6	5	—	—	—	11
Net proceeds from private placement offering	1,030	10	2,474	—	—	—	2,484

Balance at June 30, 2005	28,030	280	2,715	(358)	—	—	2,637

Net loss	—	—	—	(5,183)	—	—	(5,183)
Net proceeds from private placement offering	970	10	2,378	—	—	—	2,388
Stock-based compensation	—	—	3,043	—	—	—	3,043
Adjustment related to return of shares	(4,353)	(44)	44	—	—	—	—

Balance at June 30, 2006	24,647	246	8,180	(5,541)	—	—	2,885

Net loss	—	—	—	(13,142)	—	(37)	(13,179)
Currency translation adjustment	—	—	—	—	175	—	175

Comprehensive loss	—	—	—	—	—	—	(13,004)
Contributions from noncontrolling interest partners	—	—	—	—	—	492	492
Net proceeds from private placement offering	3,346	34	16,126	—	—	—	16,160
Stock-based compensation	—	—	6,608	—	—	—	6,608
Shares issued for amended GTI license	191	2	1,374	—	—	—	1,376
Shares issued upon UCF option exercise	2,000	20	4,980	—	—	—	5,000
Stock grants to employees	4	—	33	—	—	—	33

Balance at June 30, 2007	30,188	302	37,301	(18,683)	175	455	19,550

Net loss	—	—	—	(27,442)	—	(610)	(28,052)
Currency translation adjustment	—	—	—	—	1,390	—	1,390

Comprehensive loss	—	—	—	—	—	—	(26,662)
Contributions from noncontrolling interest partners	—	—	—	—	—	3,124	3,124
Stock-based compensation	—	—	6,010	—	—	—	6,010
Exercise of stock options	92	1	564	—	—	—	565
Shares issued for GTI reservation use fee	278	3	2,497	—	—	—	2,500
Shares issued in public offerings	17,451	174	148,226	—	—	—	148,400
Stock grants to employees	2	—	19	—	—	—	19

Balance at June 30, 2008	48,011	480	194,617	(46,125)	1,565	2,969	153,506

Net loss	—	—	—	(28,576)	—	(703)	(29,279)
Currency translation adjustment	—	—	—	—	33	11	44

Comprehensive loss	—	—	—	—	—	—	(29,235)
Public offering costs	—	—	(107)	—	—	—	(107)
Stock-based compensation	—	—	1,869	—	—	—	1,869
Exercise of stock options	107	1	62	—	—	—	63

Balance at June 30, 2009	48,118	481	196,441	(74,701)	1,598	2,277	126,096

Net loss	—	—	—	(21,748)		(3,667)	(25,415)
Currency translation adjustment	—	—	—	—	238	—	238

Comprehensive loss	—	—	—	—	—	—	(25,177)
Contributions from noncontrolling interest partners	—	—	—	—	—	839	839
Stock-based compensation	—	—	2,179	—	—	—	2,179
Exercise of stock options	219	2	100	—	—	—	102

Balance at June 30, 2010	48,337	$483	$198,720	$(96,449)	$1,836	$(551)	$104,039

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.
(A Development Stage Enterprise)
Consolidated Statements of Cash Flows
(In thousands)

				November 4, 2003
	Year Ended June 30,			(inception)
	2010	2009	2008	to June 30, 2010
Cash flows from operating activities:
Net loss	$(25,415)	$(29,279)	$(28,052)	$(101,466)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,179	1,869	6,029	19,760
Depreciation of property, plant and equipment	2,445	2,671	986	6,165
Equity in losses of Yima joint ventures	(39)	—	—	(39)
Amortization of intangible and other assets	229	234	215	845
Loss on disposal of property, plant and equipment	3	37	93	136
Asset impairment losses	6,575	2,500	—	9,075
Changes in operating assets and liabilities:
Accounts receivable	(1,331)	(1,164)	(168)	(2,663)
Prepaid expenses and other current assets	(906)	1,578	(462)	(230)
Inventory	(199)	(261)	(516)	(977)
Other long-term assets	154	(1,353)	(31)	(1,230)
Deferred revenue	522	—	—	522
Accrued expenses and payables	(511)	(3,581)	3,065	980

Net cash used in operating activities	(16,294)	(26,749)	(18,841)	(69,122)

Cash flows from investing activities:
Capital expenditures	(801)	(4,155)	(22,268)	(37,957)
Equity investment in Yima Joint Ventures	(29,391)	(1,500)	—	(30,891)
Purchase of marketable securities	—	(45,000)	—	(45,000)
Redemption of marketable securities	—	45,000	—	45,000
GTI license royalty — Yima Joint Ventures	—	(1,500)	—	(1,500)
ExxonMobil license royalty	—	(1,250)	—	(1,250)
Proceeds from sale of fixed assets	—	7	—	7
Restricted cash — investments in (redemptions of) certificates of deposit	50	150	(579)	(379)
Loan proceeds transferred from (to) restricted cash	—	—	11,101	—
Amendment to GTI license rights	—	—	—	(500)
Purchase of land use rights	(177)	—	(833)	(1,896)
Receipt of Chinese governmental grant	—	—	556	556
Project prepayments	—	(102)	(895)	(3,210)

Net cash used in investing activities	(30,319)	(8,350)	(12,918)	(77,020)

Cash flows from financing activities:
Payments on long-term bank loan	(2,268)	(2,253)	—	(4,521)
Proceeds from long-term bank loan	—	—	—	12,081
Proceeds (costs) from issuance of common stock, net	—	(107)	148,556	174,981
Prepaid interest	—	—	—	(276)
Deferred financing costs	—	—	—	(143)
Contributions from noncontrolling interest partners	839	—	3,124	4,456
Proceeds from exercise of stock options, net	138	63	565	765
Loans from shareholders	—	—	—	11

Net cash provided by (used in) financing activities	(1,291)	(2,297)	152,245	187,354

Net increase (decrease) in cash	(47,904)	(37,396)	120,486	41,212
Cash and cash equivalents, beginning of period	90,420	127,872	6,202	—
Effect of exchange rates on cash	57	(56)	1,184	1,361

Cash and cash equivalents, end of period	$42,573	$90,420	$127,872	$42,573

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.
(A Development Stage Enterprise)
Notes to the Consolidated Financial Statements
Note 1 — Summary of Significant Accounting Policies
(a) Organization and description of business
Synthesis Energy Systems, Inc. (“SES”), together with its wholly-owned and majority-owned controlled subsidiaries (collectively, “the Company”) is a development stage enterprise. The Company is an alternative energy technology company that provides advanced technology products and solutions to the energy and chemical industries. The Company builds, owns and operates coal gasification plants that utilize our proprietary U-GAS® fluidized bed gasification technology to convert low rank coal and coal wastes into higher value energy products. We provide licenses, equipment components, engineering services and product offerings related to the U-GAS® technology. The Company’s headquarters are located in Houston, Texas.
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
(c) Use of estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the amounts reported in the financial statements and accompanying notes. Management considers many factors in selecting appropriate operational and financial accounting policies and controls, and in developing the assumptions that are used in the preparation of these financial statements. Management must apply significant judgment in this process. Among the factors, but not fully inclusive of all factors that may be considered by management in these processes are: the range of accounting policies permitted by accounting principles generally accepted in the United States of America; management’s understanding of the Company’s business for both historical results and expected future results; the extent to which operational controls exist that provide high degrees of assurance that all desired information to assist in the estimation is available and reliable or whether there is greater uncertainty in the information that is available upon which to base the estimate; expectations of the future performance of the economy, both domestically, and globally, within various areas that serve the Company’s principal customers and suppliers of goods and services; expected rates of exchange, sensitivity and volatility associated with the assumptions used in developing estimates; and whether historical trends are expected to be representative of future trends. The estimation process often times may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that lies within that range of reasonable estimates based upon the risks associated with the variability that might be expected from the future outcome and the factors considered in developing the estimate. Management attempts to use its business and financial accounting judgment in selecting the most appropriate estimate, however, actual amounts could and will differ from those estimates.
(d) Cash and cash equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates market value.

(e) Supplemental disclosures of cash flow information (in thousands):

				November 4, 2003
	Years Ended June 30,			(inception)
	2010	2009	2008	to June 30, 2010
Interest paid	$608	$950	$918	$2,919
Interest received	133	1,746	416	2,850
Non-cash transactions:
Accrued construction-in- progress	101	1,556	367	101
Stock issued to employees	—	—	19	52
Fair value of stock issued to GTI	—	—	2,500	3,876
Conversion of debt to equity	—	—	—	11
(f) Restricted assets
At June 30, 2010, cash and cash equivalents included a $50,000 certificate of deposit which collateralizes a company credit card program with a financial institution and included in current assets was a $328,900 investment in a short-term certificate of deposit pledged as collateral for a letter of credit issued in connection with the lease agreement for the Company’s corporate office in Houston, Texas.
(g) Inventories
Inventories are stated at the lower of cost or market. Cost is determined using the average cost method. Inventories include raw materials (primarily coal which is processed into syngas) and replacement parts for plant equipment which are expensed to cost of sales when consumed.
(h) Construction-in-progress
Construction-in-progress consists primarily of coal gasification plants under construction including engineering and construction costs, cost of machinery and equipment, installation costs and any interest charges arising from borrowings.
(i) Property, plant, and equipment
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
(j) Intangible assets
The Company accounts for intangible assets in accordance with ASC 350, “Intangibles- Goodwill and Other.” This standard requires that goodwill and other intangible assets with indefinite useful lives not be amortized but instead tested annually for impairment, or immediately if conditions indicate that impairment could exist. Intangible assets with definite useful lives are amortized over their estimated useful lives and reviewed for impairment in accordance with ASC 360, “Accounting for Impairment or Disposal of Long-Lived Assets.” Substantial judgment is necessary in the determination as to whether an event or circumstance has occurred that may trigger an impairment analysis and in the determination of the related cash flows from the asset. Estimating cash flows related to long-lived assets is a difficult and subjective process that applies historical experience and future business expectations to revenues and related operating costs of assets. Should impairment appear to be necessary, subjective judgment must be applied to estimate the fair value of the asset, for which there may be no ready market, which often times results in the use of discounted cash flow analysis and judgmental selection of discount rates to be used in the discounting process. If the Company determines an asset has been impaired based on the projected undiscounted cash flows of the related asset or the business unit, and if the cash flow analysis indicates that the carrying amount of an asset exceeds related undiscounted cash flows, the carrying value is reduced to the estimated fair value of the asset. There were no events or circumstances that triggered an impairment analysis of intangible assets during the year ended June 30, 2010.

(k) Impairment of long-lived assets
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
Due to the business climate, the recessionary trends that have significantly affected commodity prices including methanol, and the ZZ Joint Venture plant’s operating losses to-date, including the year ended June 30, 2010, the Company believed an impairment assessment of the plant’s assets was warranted. As of June 30, 2010, the Company performed an analysis of this project and has determined that these assets were not impaired.
The Company recognized an impairment loss of approximately $6.6 million during the three months ended December 31, 2009 to write-off the long-lived assets of the GC Joint Venture.
(l) Income taxes
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
(n) Land use rights
Prepayments for land use rights are amortized on a straight-line basis over the term of the rights agreements and are included in long-term assets on the Company’s consolidated balance sheet.
(o) Foreign currency translation
Assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at period-end rates of exchange, and income and expenses are translated at average exchange rates during the period. For the years ended June 30, 2010, 2009 and 2008, adjustments resulting from translating financial statements into U.S. dollars are reported as cumulative translation adjustments and are shown as a separate component of other comprehensive income. Gains and losses from foreign currency transactions are included in the calculation of net loss.

(p) Revenue recognition
Revenue from sales of products, which includes the capacity fee and energy fee earned at the ZZ Joint Venture plant, and byproducts are recognized when the following elements are satisfied: (i) there are no uncertainties regarding customer acceptance; (ii) there is persuasive evidence that an agreement exists; (iii) delivery has occurred; (iv) the sales price is fixed or determinable; and (v) collectability is reasonably assured.
Technology licensing revenue is typically received and earned over the course of a project’s development. The Company may receive upfront licensing fee payments in addition to fees for engineering services that are integral to the initial transfer of its technology to a customer’s project. Typically, the majority of a license fee is received once project financing and equipment installation occur. Recognition of upfront licensing fee payments is deferred and recognized as a percentage of completion of the engineering services associated with the initial technology transfer. Further, such revenues are deferred until performance guarantee terms under the licensing agreement are finalized with the licensee. The Company recognizes revenue from engineering services under the percentage-of-completion method.
(q) Stock-based compensation
The Company has a stock-based compensation plan under which stock-based awards have been granted to employees and non-employees. Stock-based compensation is accounted for in accordance with ASC 718, “Compensation – Stock Compensation.” The Company establishes fair values for its equity awards to determine its cost and recognizes the related expense over the appropriate vesting period. The Company recognizes expense for stock options and restricted stock awards. For stock-based awards vesting based on service period, the value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period on a straight-line basis for each separately vesting portion of the award as if the award was, in substance, multiple awards. See Note 12 for additional information related to stock-based compensation expense.
(r) Accounting for variable interest entities (VIEs) and financial statement consolidation criteria
The Company’s joint ventures are VIEs. The Company consolidates all VIEs where the Company is the primary beneficiary. This determination is made at the inception of the Company’s involvement with the VIE. The Company considers both qualitative and quantitative factors and forms a conclusion that the Company, or another interest holder, absorbs a majority of the entity’s risk for expected losses, receives a majority of the entity’s potential for expected residual returns, or both.
The Company does not consolidate VIE’s where the Company is not the primary beneficiary. The Company accounts for unconsolidated VIEs under the equity method of accounting and includes the Company’s net investments on the Company’s consolidated balance sheets. The Company’s equity interest in the net income (loss) from unconsolidated VIEs is recorded in non-operating (income) expense on a net basis on the Company’s consolidated statements of operations.
(s) Fair value measurements
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
The carrying value of the Company’s non-financial items including accounts receivable, investment in the Yima Joint Ventures, accounts payable and long-term debt approximate their fair values.

The Company’s financial assets and liabilities are classified based on the lowest level of input that is significant for the fair value measurement. The following table summarizes the valuation of the Company’s financial assets and liabilities by pricing levels, as of June 30, 2010 and 2009 (in thousands):

	June 30, 2010
	Level 1	Level 2		Level 3	Total
Assets:
Certificates of Deposit	$—	$379	(1)	$—	$379
Money Market Funds	—	38,624	(2)	—	38,624

	June 30, 2009
	Level 1	Level 2		Level 3	Total
Assets:
Certificates of Deposit	$—	$679		$—	$679
Money Market Funds	—	89,035	(2)	—	89,035

(1)	Amount included in other current assets on the Company’s consolidated balance sheet.

(2)	Amount included in cash and cash equivalents on the Company’s consolidated balance sheet.
On July 1, 2009, the Company adopted a newly issued accounting standard for fair value measurements of all nonfinancial assets and nonfinancial liabilities not recognized or disclosed at fair value in the financial statements on a nonrecurring basis. This accounting standard has not had a material impact on the Company’s financial position, results of operations or liquidity.
The Company uses observable inputs when available. When observable inputs are not available, the Company uses internally developed, unobservable inputs (Level 3 inputs in the fair value hierarchy of fair value accounting) to estimate cash flow projections used in its analysis to determine whether its long-lived assets are impaired.
(t) Comprehensive income (loss)
Our comprehensive income (loss) was as follows (in thousands):

	Three Months Ended June 30,		Twelve Months Ended June 30,
	2010	2009	2010	2009
Net loss, as reported	$(3,742)	$(6,742)	$(25,415)	$(29,279)
Unrealized foreign currency translation adjustment	223	9	238	44

Comprehensive loss	(3,519)	(6,733)	(25,177)	(29,235)
Less comprehensive loss attributable to noncontrolling interests	51	48	3,667	692

Comprehensive loss attributable to SES	$(3,468)	$(6,685)	$(21,510)	$(28,543)

Note 2 — Recently Issued Accounting Standards
In December 2007, the Financial Accounting Standards Board (“FASB”) revised the authoritative guidance for business combinations which establishes principles and requirements for how the acquirer in a business combination (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company’s adoption of this revised guidance on July 1, 2009 did not have any impact on its consolidated results of operations or financial condition as it did not have any business combination activity during the year ended June 30, 2010.
Additionally, the FASB amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under the current guidance concerning business combinations and other U.S. generally accepted accounting principles.  This new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The Company’s adoption of the new guidance on July 1, 2009 did not have a significant impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued authoritative guidance which established new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  The new guidance requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity.  The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement.  This guidance clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest.  In addition, it requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated.  Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date.  Additionally, there are expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.  This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company adopted the new guidance on July 1, 2009 and applied the provisions to its fiscal 2010 financial statements and retroactively to all prior periods presented.
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
In June 2009, the FASB issued the FASB Accounting Standards Codification (“Codification”). The Codification became the single source for all authoritative generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009. The Codification does not change GAAP and did not have an effect on our financial position, results of operations or cash flows.
In January 2010, the FASB issued an amendment to the disclosure requirement related to fair value measurements.  The amendment requires new disclosures related to transfers in and out of Levels 1 and 2 and activity in Level 3 fair value measurements.  A reporting entity is required to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.  Additionally, in the reconciliation for fair value measurements in Level 3, a reporting entity must present separately information about purchases, sales, issuances and settlements (on a gross basis rather than a net number).  The new disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  The Company does not anticipate that our adoption of this amendment will have a material effect on its financial position, results of operations or cash flows.
In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for transfers of financial assets.  This amendment applies to the financial reporting of a transfer of financial assets; the effects of a transfer on an entity’s financial position, financial performance and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  It eliminates (1) the exceptions for qualifying special-purpose entities from the consolidation guidance and (2) the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets.  The provisions of this amendment must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The requirements in the amendment must be applied to transfers occurring on or after the effective date. The Company is currently evaluating the impact, if any, that such requirements may have on its financial statements once adopted.
In June 2009, the FASB also issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (“VIEs”). This amendment requires an enterprise to perform a qualitative analysis when determining whether or not it must consolidate a VIE.  The amendment also requires an enterprise to continuously reassess whether it must consolidate a VIE.  Additionally, the amendment requires enhanced disclosures about an enterprise’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the enterprise’s financial statements.  Finally, an enterprise will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE.  This amendment is effective for financial statements issued for fiscal years beginning after November 15, 2009.  Earlier application is prohibited. The Company is currently evaluating the impact, if any, that this amendment may have on its financial statements once adopted.
In April 2010, the FASB issued accounting guidance for the milestone method of revenue recognition. This guidance allows entities to make a policy election to use the milestone method of revenue recognition and provides guidance on defining a milestone and the criteria that should be met for applying the milestone method. The scope of this guidance is limited to transactions involving milestones relating to research and development deliverables. The guidance includes enhanced disclosure requirements about each arrangement, individual milestones and related contingent consideration, information about substantive milestones and factors considered in the determination. This guidance is effective prospectively to milestones achieved in fiscal years, and interim periods within those years, beginning after June 15, 2010. Early application and retrospective application are permitted. The Company is currently evaluating the impact, if any, that this new guidance will have on the determination or reporting of its financial results.
The FASB issued new guidance relating to revenue recognition for contractual arrangements with multiple revenue-generating activities. The ASC Topic for revenue recognition includes identification of a unit of accounting and how arrangement consideration should be allocated to separate the units of accounting, when applicable. The new guidance, including expanded disclosures, is applied on a prospective basis beginning on or after June 15, 2010.

Note 3 — Current Projects
Zao Zhuang Joint Venture
Joint Venture Agreement
On July 6, 2006, the Company entered into a cooperative joint venture contract with Shandong Hai Hua Coal & Chemical Company Ltd. (which was acquired by China National Offshore Oil Corporation in September 2009), (“Hai Hua”), which established Synthesis Energy Systems (Zao Zhuang) New Gas Company Ltd., or the ZZ Joint Venture, a joint venture company that has the primary purposes of (i) developing, constructing and operating a syngas production plant utilizing the U-GAS® technology in Zao Zhuang City, Shandong Province, China and (ii) producing and selling syngas and the various byproducts of the plant, including ash and elemental sulphur. We own 95.5% of the ZZ Joint Venture and Hai Hua owns the remaining 4.5%. The Company has contributed approximately $27.0 million in equity capital to the ZZ Joint Venture and Hai Hua has contributed approximately $1.3 million in equity capital. The remainder of the ZZ Joint Venture’s capital has been funded by intercompany loans from the Company. For the first 20 years after the commercial operation date of the plant, the net profits and losses of the ZZ Joint Venture will be distributed to the Company and to Hai Hua based on the parties’ ownership interest. After the initial 20 years, the profit distribution percentages will be changed, with the Company receiving 10% of the net profits/losses of the ZZ Joint Venture and Hai Hua receiving 90%. The Company consolidates the results of the ZZ Joint Venture in its consolidated financial statements.
Syngas Purchase and Sale Agreement
The ZZ Joint Venture is also party to a purchase and sale agreement with Hai Hua for syngas produced by the plant, whereby Hai Hua will pay the ZZ Joint Venture an energy fee and capacity fee, as described below, based on the syngas production. The syngas to be purchased by Hai Hua is subject to certain quality component requirements set forth in the contract. In late December 2008, the plant declared commercial operations status for purposes of the purchase and sale agreement. The energy fee is a per normal cubic meters, or Ncum, of syngas calculation based on a formula which factors in the monthly averages of the prices of design base coal, coke, coke oven gas, power, steam and water, all of which are components used in the production of syngas. The capacity fee is paid based on the capacity of the plant to produce syngas, factoring in the number of hours (i) of production and (ii) of capability of production as compared to the guaranteed capacity of the plant, which for purposes of the contract is 22,000 Ncum per hour of net syngas. Hai Hua is obligated to pay the capacity fee regardless of whether they use the gasification capacity, subject only to availability of the plant, quality of the syngas and exceptions for certain events of force majeure. Due to worldwide reductions in methanol prices, Hai Hua has operated at a reduced rate of syngas consumption. Hai Hua used approximately 35% to 45% of the syngas guarantee capacity during 2009 and has forecasted the same level of syngas consumption through December 2010.
In April 2009, the ZZ Joint Venture entered into a Supplementary Agreement with Hai Hua, amending the terms of the purchase and sale agreement. The Supplementary Agreement was entered into to provide more clarity regarding the required syngas quality and volume to be delivered, recovery of the energy fee during turndown periods and operations coordination during unscheduled outages. Under the Supplementary Agreement, the syngas quality specification was amended to provide more clarity as to the minor constituents allowable in the syngas. For purposes of the agreement, syngas that meets these specifications is deemed “compliant gas” and syngas that does not meet these specifications is deemed “non-compliant gas.” The Supplementary Agreement also added a requirement for Hai Hua to pay the ZZ Joint Venture the capacity fee and 70% of the energy fee for all non-compliant gas which is taken by Hai Hua. However, if more than 50% of the syngas taken by Hai Hua during any operating day is non-compliant gas, all of the syngas for that day is deemed to be non-compliant gas for purposes of calculating the energy fee. In addition, the Supplementary Agreement accommodates periods of turndown operation by Hai Hua by establishing a minimum threshold gas off take volume of 7,500 Ncum per hour of net syngas for the purpose of calculating the energy fee during such periods. The Supplementary Agreement also provides that, to the extent Hai Hua has an unscheduled shutdown, and the plant continues to operate on standby during such period, Hai Hua is still required to pay the energy fee to the ZZ Joint Venture. In the event that the plant has an unscheduled shutdown and does not provide at least three hours prior notice to Hai Hua, the ZZ Joint Venture may be required to provide certain compensation to Hai Hua.
In order to make up for the reduced energy fee, the ZZ Joint Venture entered into an additional agreement with Hai Hua whereby the cost of operating the plant’s air separation unit, or ASU, can be shared between the two parties based on the oxygen consumption of the respective parties over the relevant period. The ZZ Joint Venture began to provide oxygen to Hai Hua in September 2009. This cost sharing arrangement has increased the ZZ Joint Venture’s byproduct revenues and has reduced the operating costs of Hai Hua by allowing the parties to operate only one ASU instead of both parties operating their respective ASU’s at low capacity.

To date, Hai Hua has been unable to offtake the volume of syngas originally expected for the original plant design and the plant has incurred operating losses. We do not foresee Hai Hua’s volume offtake changing significantly in the near term. In an effort to improve the return on our investment in this plant, we are evaluating alternative products and partnership structures for a possible expansion of the ZZ Joint Venture plant to produce products such as glycol. We have entered into an investment cooperation framework agreement with a local Zao Zhuang area coal mining company which outlines proposed terms for a structure to expand the plant. We do not expect any additional equity for an expansion would be required from us as we continue to expect to contribute our 95.5% equity interest toward the expansion with third parties contributing all the additional required equity to expand the plant. In February 2010, we received the necessary government approval for the expansion. This approval, along with the previously received environmental approvals, are the key approvals required for us to commence execution of the expansion and also describe certain terms of the expansion project, including but not limited to, its use of land, the main additional facilities required and the use of the existing facilities. The scope of the expansion is still under evaluation. The local government has expressed strong support for this expansion project and has executed a letter of intent allowing a new state-owned local coal mine to be used as a debt guarantee. The letter of intent also contemplates providing discounted coal to the project from this local coal mine. In addition, a provincial level coal company has also expressed interest in becoming our partner on this expansion. We are working with local government entities and prospective partners to finalize the partnership and project structure
Due to the business climate, the recessionary trends that have significantly affected commodity prices including methanol, and the ZZ Joint Venture plant’s operating losses to-date including the year ended June 30, 2010, the Company believed an impairment assessment of the plant’s assets was warranted. As of June 30, 2010, the Company performed an analysis of this project and has determined that these assets were not impaired based upon management’s estimated cash flow projections for the project. If the Company is not successful in improving the ZZ Joint Venture’s profitability, or if management’s estimated cash flow projections for these assets decrease, or if Hai Hua does not make its required payments, the plant’s assets could be impaired.
Loan Agreement
On March 22, 2007, the ZZ Joint Venture entered into a seven-year loan agreement and received $12.6 million of loan proceeds pursuant to the terms of a Fixed Asset Loan Contract with the Industrial and Commercial Bank of China (“ICBC”) to complete the project financing for the ZZ Joint Venture. Key terms of the Fixed Asset Loan Contract with ICBC are as follows:
•	Term of the loan is seven years from the commencement date (March 22, 2007) of the loan;
•	Interest is adjusted annually based upon the standard rate announced each year by the People’s Bank of China, and as of June 30, 2010, the applicable interest rate was 5.94% and is payable monthly;
•	Principal payments of $1.1 million are due in March and September of each year beginning on September 22, 2008 and ending on March 31, 2014;
•	Hai Hua is the guarantor of the entire loan;
•	Assets of the ZZ Joint Venture are pledged as collateral for the loan;
•	Covenants include, among other things, prohibiting pre-payment without the consent of ICBC and permitting ICBC to be involved in the review and inspection of the Zao Zhuang plant; and
•	Subject to customary events of default which, should one or more of them occur and be continuing, would permit ICBC to declare all amounts owing under the contract to be due and payable immediately.
As of June 30, 2010, the ZZ Joint Venture was in compliance with all covenants and obligations under the Fixed Asset Loan Contract.

Yima Joint Ventures
In August 2009, the Company entered into amended joint venture contracts with Yima Coal Industry (Group) Co., Ltd., (“Yima”) replacing the prior joint venture contracts entered into in October 2008 and April 2009. The joint ventures were formed for each of the gasification, methanol/methanol protein production, and utility island components of the plant (collectively, the “Yima Joint Ventures”). The parties obtained government approvals for the project’s feasibility study during the three months ended December 31, 2008 and for the project’s environmental impact assessment during the three months ended March 31, 2009, which were the two key approvals required to proceed with the project. The amended joint venture contracts provide that: (i) the Company and Yima contribute equity of 25% and 75%, respectively, to the Yima Joint Ventures; (ii) Yima will guarantee the repayment of loans from third party lenders for 50% of the project’s cost and, if debt financing is not available, Yima is obligated to provide debt financing via shareholder loans to the project until the project is able to secure third-party debt financing; and (iii) Yima will supply coal to the project from a mine located in close proximity to the project at a preferential price subject to a definitive agreement to be subsequently negotiated. In connection with entering into the amended contracts, the Company and Yima contributed their remaining cash equity contributions of $29.3 million and $90.8 million, respectively, to the Yima Joint Ventures during the three months ended September 30, 2009. The Company will also be responsible for its share of any cost overruns on the project. During the three months ended September 30, 2009, the Company incurred a charge of $0.9 million relating to consulting fees paid in connection with the closing and funding of the Yima project.
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
During this first quarter of fiscal 2011, Yima expressed their intent to convert the existing project from methanol production to glycol production. Yima has communicated their belief that the prospect for strong economic performance of the plant can be improved by modifying the backend of the project to make glycol. This is due to the relatively low margins on methanol today versus the more robust margins that could be achieved from glycol production. In addition, Yima has recently acquired a nearby coal to methanol facility and is looking to diversify and sees glycol as a potentially more profitable alternative. The Company has indicated to Yima that it would be willing to support this scope change if both parties can agree upon appropriate modifications to the joint venture contracts that can improve the Company’s overall risk and return without requiring any additional capital investment from the Company. Yima’s project management team believes that this change can be executed without delaying the original schedule for commercial operation. The Company has agreed to work diligently with Yima to restructure the agreements as necessary to achieve these goals.
Construction activities for site preparation are currently underway and a Chinese engineering company has been selected for the project’s engineering work. The remaining construction and commissioning of the project is expected to take approximately two years. Yima is the project management leader for the project and has indicated their belief that the change in the scope of the project would not delay this schedule. Based on the project’s current scope of methanol only, the current estimate of the total required capital of the project is approximately $250 million. The remaining capital for the project is to be provided by project debt to be obtained by the Yima Joint Ventures. Yima has agreed to guarantee the project debt and the Company expects this guarantee will allow debt financing to be obtained from domestic Chinese banking sources. The Company has agreed to pledge to Yima its ownership interests in the joint ventures as security for its obligations under any project guarantee. In the event that the debt financing is not obtained, Yima has agreed to provide a loan to the joint ventures to satisfy the remaining capital needs of the project with terms comparable to current market rates at the time of the loan.
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
During the year ended June 30, 2010, the Company recognized $0.6 million of other revenue for engineering services provided to the Yima Joint Ventures.
The Company has included the $1.5 million payment paid to the Gas Technology Institute (“GTI”) in June 2009 toward future royalties due to GTI for the Yima Joint Ventures’ project as part of the Company’s investment in the Yima project. An additional future royalty payment of approximately $1.5 million will be due to GTI upon the commissioning of the gasifier equipment for the Yima project.

The Company’s equity in losses of Yima joint ventures for the year ended June 30, 2010 were $39,000. The following table presents summarized financial information for the Company’s unconsolidated Yima Joint Ventures:

Year ended
(In thousands)	June 30, 2010
Revenue	$—
Operating loss	(1,189)
Net loss	(157)

As of
(In thousands)	June 30, 2010
Current assets	$118,073
Noncurrent assets	11,694
Current liabilities	6,046
Noncurrent liabilities	—
Golden Concord Joint Venture
The Company’s joint venture with Golden Concord was formed to (i) develop, construct and operate a coal gasification, methanol and dimethyl either (“DME”) production plant utilizing U-GAS® technology in the Xilinghote Economic and Technology Development Zone, Inner Mongolia Autonomous Region, China and (ii) produce and sell methanol, DME and the various byproducts of the plant, including fly ash, steam, sulphur, hydrogen, xenon and argon. At the time of the formation of the GC Joint Venture, the Company agreed to contribute approximately $16.3 million in cash in exchange for a 51% ownership interest in the GC Joint Venture, and Golden Concord agreed to contribute approximately $16.0 million in cash for the remaining 49% ownership interest in the GC Joint Venture. The Company consolidates the results of the GC Joint Venture in its consolidated financial statements. The Company has funded a total of $3.4 million of its equity contribution and Golden Concord has additionally funded approximately $3.1 million of its equity contribution as of June 30, 2010. These funds were used for engineering and initial construction work for this project, land use rights, and for its development expenses.
During the three months ended December 31, 2009, the Company determined that Golden Concord and other potential partners were not interested in the GC Joint Venture project’s investment as originally envisioned. However, since the formation of the GC Joint Venture, the Company has continued to make progress demonstrating the capability of its technology. This progress has attracted the interest of some of China’s coal to energy companies that are interested in using U-GAS® technology for larger scale projects such as SNG. Due to the need to shift the project to a larger scale and higher value end product alternative such as SNG, it was determined that development of the project would be delayed significantly. The Company believed that the GC Joint Venture project, as originally planned, would not be developed at that time. Due to these facts and circumstances, the Company determined that, as of December 31, 2009, it was improbable that the long-lived assets of the GC Joint Venture would be recovered. Therefore, the Company recognized an impairment loss of approximately $6.6 million during the three months ended December 31, 2009 to write-off the long-lived assets of the GC Joint Venture. Golden Concord’s noncontrolling interest balance was a deficit of approximately $0.8 million as of June 30, 2010.
The Company is continuing to develop this project and has shifted its focus to include end products such as SNG, glycol, olefins, methanol and DME that can be economically produced from local low rank coal when utilizing the U-GAS® technology and which are of strategic interest to possible partners in China, including state owned, private and publicly traded gas companies. The Company has entered into a cooperation agreement with a local Chinese company who is assisting with obtaining certain necessary government approvals and who may desire to continue the development of the project.
Note 4 — Risks and Uncertainties
Since mid-2008, the global economy has experienced a significant contraction, with an almost unprecedented lack of availability of business and consumer credit, which has impeded, and could continue to impede, the Company’s ability to obtain financing for its projects. Although the Company is seeing signs of improved economic activity, this decrease and any future decrease in economic activity in China or in other regions of the world, in which the Company may in the future do business, could significantly and adversely affect its results of operations and financial condition in a number of other ways. Any decline in economic conditions may reduce the demand or prices from the products from our plants. In addition, the market for commodities such as methanol has been under significant pressure and the Company is unsure of how much longer this pressure will continue. As a direct result of these trends, the Company’s ability to finance and develop its existing projects, commence any new projects and sell its products could be adversely impacted.

The Company will limit the development of any further projects until worldwide capital and debt markets improve and it has assurances that acceptable financing is available to complete such projects. In addition, as of June 30, 2010, Hai Hua is the Company’s only customer for syngas sales and as such, it is exposed to significant customer credit risk due to this concentration. The Company’s revenue and results of operations would be adversely affected if it is unable to retain Hai Hua as a customer or secure new customers. There have also been recent announcements of a constricting credit market in China. Even if the Company does obtain the necessary capital for its projects, the Company could face other delays in its projects due to additional approval requirements or due to unanticipated issues in the commissioning of such a project. These factors have led to the impairment of the GC Joint Venture’s assets and could lead to, among other things, the impairment of the Company’s significant assets, including its assets in the ZZ Joint Venture and its investment in the Yima Joint Ventures, and an inability to develop any further projects.
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
Note 5 — Property, Plant and Equipment
Property, plant and equipment consisted of the following (in thousands):

	Estimated	June 30,
	useful lives	2010	2009
Furniture and fixtures	2 to 3 years	$312	$384
Production equipment	20 years	31,599	31,295
Building — plant and office	30 years	7,344	7,736
Leasehold improvements	Lease term	115	131
Computer hardware	3 years	376	397
Computer software	3 years	901	897
Office equipment	3 years	233	240
Motor vehicles	5 years	197	211

		$41,077	$41,291
Less: Accumulated depreciation		(5,761)	(3,578)

Net carrying value		$35,316	$37,713

Depreciation expense for the years ended June 30, 2010, 2009, 2008 was $2.4 million, $2.7 million, and $1.0 million, respectively.
Note 6 — Detail of Selected Balance Sheet Accounts
Inventory consisted of the following (in thousands):

	June 30,
	2010	2009
Raw Materials	$983	$192
Parts and assemblies	—	588

	$983	$780

Construction-in-progress related to the following projects (in thousands):

	June 30,
	2010	2009
Golden Concord JV	$—	$4,821
ZZ Joint Venture	565	1,257

	$565	$6,078

Other long-term assets consisted of the following (in thousands):

	June 30,
	2010	2009
GTI license royalty — Yima Joint Ventures (a)	$—	$1,500
Land use rights	739	1,448
Project prepayments	—	666
GTI license royalty, net — ZZ Joint Venture	733	744
Restricted cash	—	329
Value added tax receivable — ZZ Joint Venture	1,284	1,368
Other	139	182

	$2,895	$6,237

(a)
In June 2009, the Company agreed to pay GTI a non-refundable payment of $1.5 million toward future royalties due to GTI for the Yima Joint Ventures’ project. Upon formation of the Yima Joint Ventures, the Company reclassified this cost as part of its investment in the Yima Joint Ventures.

Accrued expenses and other payables consisted of the following (in thousands):

	As of June 30,
	2010	2009
Construction and equipment costs	$3,308	$4,880
Accounts payable — trade	293	562
Accrued payroll, vacation and bonuses	907	1,025
Technical consulting, engineering and design services	459	423
Yima Joint Ventures consulting fee	924	—
Book overdrafts	—	1,003
Other	1,117	935

	$7,008	$8,828

Note 7 — Intangible assets
GTI License Agreement
On November 5, 2009, the Company entered into an Amended and Restated License Agreement (“New Agreement”), with GTI, replacing the Amended and Restated License Agreement between the Company and GTI dated August 31, 2006, as amended, or the Original Agreement. Under the New Agreement, the Company maintains its exclusive worldwide right to license the U-GAS® technology for all types of coals and coal/biomass mixtures with coal content exceeding 60%, as well as the non-exclusive right to license the U-GAS® technology for 100% biomass and coal/biomass blends exceeding 40% biomass. The New Agreement differs from the Old Agreement most critically by allowing the Company to sublicense U-GAS®to third parties for coal, coal and biomass mixtures or 100% biomass projects (subject to the approval of GTI, which approval shall not be unreasonably withheld), with GTI to share the revenue from such third party licensing fees based on an agreed percentage split (the “Agreed Percentage”). In addition, the prior obligation to fabricate and put into operation at least one U-GAS® system for each calendar year of the Original Agreement in order to maintain the license has been eliminated in the New Agreement.
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

For each U-GAS® unit which the Company licenses, designs, builds or operates for itself or for a party other than a sub licensee and which uses coal or a coal and biomass mixture or biomass as the feed stock, the Company must pay a royalty based upon a calculation using the MMBtu per hour of dry syngas production of a rated design capacity, payable in installments at the beginning and at the completion of the construction of a project (the “Standard Royalty”). Although it is calculated using a different unit of measurement, the Standard Royalty is effectively the same as the royalty payable to GTI under the Original Agreement. If the Company invests, or has the option to invest, in a specified percentage of the equity of a third party, and the royalty payable by such third party for their sublicense exceeds the Standard Royalty, the Company is required to pay to GTI the Agreed Percentage of such royalty payable by such third party. However, if the royalty payable by such third party for their sublicense is less than the Standard Royalty, the Company is required to pay to GTI, in addition to the Agreed Percentage of such royalty payable by such third party, the Agreed Percentage of its dividends and liquidation proceeds from its equity investment in the third party. In addition, if the Company receives a carried interest in a third party, and the carried interest is less than a specified percentage of the equity of such third party, the Company is required to pay to GTI, in its sole discretion, either (i) the Standard Royalty or (ii) the Agreed Percentage of the royalty payable to such third party for their sublicense, as well as the Agreed Percentage of the carried interest. The Company will be required to pay the Standard Royalty to GTI if the percentage of the equity of a third party that the Company (a) invests in, (b) has an option to invest in, or (c) receives a carried interest in, exceeds the percentage of the third party specified in the preceding sentence.
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
For a period of ten years, the Company and GTI are restricted from disclosing any confidential information (as defined in the New Agreement) to any person other than employees of affiliates or contractors who are required to deal with such information, and such persons will be bound by the confidentiality provisions of the New Agreement. The Company has further indemnified GTI and its affiliates from any liability or loss resulting from unauthorized disclosure or use of any confidential information that the Company receives.
The term of the New Agreement is the same as the Original Agreement, expiring on August 31, 2016, but may be extended for two additional ten-year periods at the Company’s option.
Other Services
GTI also offers various technical services including but not limited to laboratory testing of coal samples and plant design review. While the Company has no obligations to do so, the Company has requested GTI to provide various services including: (i) developing an industry-standard process model for performance and cost evaluations of U-GAS®, (ii) replenishing and enlarging the intellectual property portfolio for U-GAS® technology and (iii) assisting the Company with appropriate design support for gasification opportunities that would include fuel feeder, gasifier, solids separation and solids handling systems sizing and configuration.
During fiscal 2007, the Company paid GTI $500,000 cash and issued to GTI 190,500 shares of restricted common stock valued at approximately $1.4 million as consideration for the U-GAS® license.
The cost and accumulated amortization of intangible assets were as follows (in thousands):

	As of June 30, 2010			As of June 30, 2009
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Use rights of U-GAS®	$1,886	$725	$1,161	$1,886	$537	$1,349
Other intangible assets	111	—	111	37	—	37

Total	$1,997	$725	$1,272	$1,923	$537	$1,386

The use rights of U-GAS® have an amortization period of ten years. Amortization expense was $0.2 million for each of the years ended June 30, 2010, 2009 and 2008 and is recorded in depreciation and amortization expense. Estimated amortization expense for each of the five subsequent fiscal years is expected to be $0.2 million.

Note 8 — Income taxes
For financial reporting purposes, net loss before income taxes and noncontrolling interest showing domestic and foreign sources was as follows (in thousands):

	Year Ended June 30,
	2010	2009	2008
Domestic	$(8,289)	$(9,992)	$(18,969)
Foreign	(17,126)	(19,287)	(9,083)

Net loss before noncontrolling interest	$(25,415)	$(29,279)	$(28,052)

Provision for income taxes
The following is a reconciliation of income taxes at the statutory federal income tax rate of 35% to the income tax provision (benefit) recorded (in thousands):

	Year Ended June 30,
	2010	2009	2008
Net loss before noncontrolling interest	$(25,415)	$(29,279)	$(28,052)

Computed tax benefit at statutory rate	(8,896)	(10,247)	(9,818)
Other	105	463	88
Tax on income (losses) from foreign operations	2,318	4,400	1,822
Valuation allowance	6,473	5,384	7,908

	$—	$—	$—

Deferred tax assets (liabilities)
Net deferred asset (liabilities) consisted of the following (in thousands):

	Year Ended June 30,
	2010	2009
Deferred tax assets (liabilities):
Net operating loss carry forward	$18,374	$12,833
Depreciation and amortization	6	(32)
Stock-based compensation	5,183	4,613
Accrued vacation	9	23
Accrued bonus	—	97
Other accruals	963	529

Subtotal	24,535	18,063
Valuation allowance	(24,535)	(18,063)

Net deferred assets (liabilities)	$—	$—

At June 30, 2010, the Company had approximately $31.2 million of U.S. federal net operating loss (“NOL”) carryforwards, and $29.9 million of China NOL carryforwards. The U.S. federal NOL carryforwards have expiration dates through the year 2028. The China NOL carry forwards have expiration dates through 2013. The utilization of U.S. federal NOLs and other tax attributes may be limited due to changes in ownership from equity offerings that occurred during the year and any future equity offerings.
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
The Company and one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company has been subject to U.S. federal, state, and local, or non-U.S. income tax examinations by tax authorities for all tax years since its operations began in 2003. As of June 30, 2010, the Internal Revenue Service (“IRS”) has not proposed any adjustments to the Company’s material tax positions. The Company establishes reserves for positions taken on tax matters which, although considered appropriate under the regulations, could potentially be successfully challenged by authorities during a tax audit or review. The Company did not have any liability for uncertain tax positions as of June 30, 2010 or 2009.

Note 9 — Net Loss Per Share Data
Historical net loss per share of common stock is computed using the weighted average number of shares of common stock outstanding. Basic loss per share excludes dilution and is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Stock options are the only potential dilutive share equivalents the Company has outstanding for the periods presented. For the years ended June 30, 2010, 2009 and 2008 and the period from November 4, 2003 (inception) to June 30, 2010, options to purchase shares of common stock were excluded from the computation of diluted earnings per share as their effect would have been antidilutive as the Company incurred net losses during the periods.
Note 10 — Commitments and Contingencies
Letters of credit
On January 14, 2008, the Company entered into a 63 month lease agreement, with a 60 month optional renewal, for its new corporate office in Houston, Texas. The lease commenced on March 27, 2008 with rental payments of $20,308 per month for the first year and escalating thereafter annually. The obligations of the Company under the lease are secured by a letter of credit for $328,900, which will be paid to the landlord if the Company commits any default under the lease which is not cured. The letter of credit remains in place until the third anniversary of the lease. The Company has a $328,900 investment in a short-term certificate of deposit pledged as collateral for this letter of credit and also pays an annual fee of 1.0% on this letter of credit.
Operating leases
The Company occupies approximately 10,000 square feet of leased office space in Houston, Texas. The Company also leases approximately 6,000 square feet of office space in Shanghai, China. Rental expenses incurred under operating leases for the years ended June 30, 2010, 2009, 2008 and the period from November 4, 2003 (inception) to June 30, 2010 were approximately $0.4 million, $0.3 million $0.3 million and $1.1 million, respectively. Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of June 30, 2010 are as follows (in thousands):

Years Ending June 30,	Total
2011	$390
2012	265
2013	264
Thereafter	—

Total operating lease commitments	$919

Litigation
In September 2008, the Company was named as one of a number of defendants in a lawsuit filed in the U.S. District Court for the Central District of California, Southern Division, by Igor Olenicoff, one of its former stockholders, and a company he controls. Also named were Timothy E. Vail (our former CEO and one of the Company’s directors), David Eichinger (the Company’s former CFO), and another one of the Company’s directors (collectively, the Company, Mr. Vail, Mr. Eichinger and the director are referred to as the “SES Defendants”), as well as UBS AG, Union Charter Ltd., and other persons who allegedly managed Mr. Olenicoff’s investments outside the U.S. The SES Defendants have been named in this lawsuit based primarily upon allegations that one of our former stockholders, Teflomi Trade & Trust, Inc., was a shell company formed for the purposes of holding Mr. Olenicoff’s assets overseas, and that the SES Defendants allegedly had knowledge of this arrangement. The claims initially asserted against the SES Defendants included, among others, securities fraud in violation of Rule 10b-5 under the Securities Act and the California state law equivalent, violations of the Racketeer Influenced and Corrupt Organizations Act, or RICO, common law fraud and negligent misrepresentation, breach of fiduciary duty, conspiracy and unfair business practices. On the SES Defendants’ motion, on July 31, 2009, the court issued an order dismissing the securities fraud claims as to each of the SES Defendants and the common law fraud, negligent misrepresentation claim and breach of fiduciary duty claims as to us, Mr. Vail and Mr. Eichinger. The court determined that certain other claims, including RICO, conspiracy and unfair business practices, were sufficiently pled and could proceed at this stage. Plaintiffs were given leave to amend and, on August 24, 2009, filed an amended complaint attempting to replead their securities fraud claims, and alleged a new claim for violation of the Uniform Commercial Code (the “UCC”). In response, on September 23, 2009, the SES Defendants filed a motion to dismiss the securities fraud and UCC claims. The court heard oral argument on the SES Defendants’ motion to dismiss, and on various other defendants’ motions to dismiss, on November 9, 2009. On March 16, 2010, the court issued an order on the pending motions to dismiss, dismissing the securities fraud and UCC claims as to each of the SES Defendants. Thus, the claims that remain as to the SES Defendants collectively include violations of RICO, RICO conspiracy, unfair business practices, conversion and civil conspiracy; the claims that remain as to the individually named director include fraudulent misrepresentation, constructive fraud, negligent misrepresentation and breach of fiduciary duty. The SES Defendants filed their answer to these claims on April 22, 2010. With the pleadings now resolved, the case is moving forward with respect to those claims the court has allowed to remain in the case. The court has set a trial date of February 7, 2012. The SES Defendants believe the claims alleged against them to be without merit and intend to continue to vigorously defend all claims which are allowed to proceed in the court.
Governmental and Environmental Regulation
The Company’s operations are subject to stringent federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Numerous governmental agencies, such as the U.S. Environmental Protection Agency, or the EPA, and various Chinese authorities, issue regulations to implement and enforce such laws, which often require difficult and costly compliance measures that carry substantial administrative, civil and criminal penalties or may result in injunctive relief for failure to comply. These laws and regulations may require the acquisition of a permit before operations at a facility commence, restrict the types, quantities and concentrations of various substances that can be released into the environment in connection with such activities, limit or prohibit construction activities on certain lands lying within wilderness, wetlands, ecologically sensitive and other protected areas, and impose substantial liabilities for pollution resulting from our operations. The Company believes that it is in substantial compliance with current applicable environmental laws and regulations and it has not experienced any material adverse effect from compliance with these environmental requirements.
Note 11 — Stock-Based Compensation
As of June 30, 2010, the Company had outstanding stock option and restricted stock awards granted under the Company’s Amended and Restated 2005 Incentive Plan, as amended (the “Plan”). As of June 30, 2010, 1,507,627 shares were authorized for future issuance pursuant to the Plan. Under the Plan, the Company may grant both incentive and non-qualified stock options, stock appreciation rights, restricted stock units and other stock-based awards to officers, directors, employees and non-employees. Stock option awards generally vest ratably over a one to four year period and expire ten years after the date of grant.
For the years ended June 30, 2010, 2009 and 2008, the Company recorded stock-based compensation expense of approximately $2.2 million, $1.9 million and $6.0 million, respectively. During the year ended June 30, 2010 and 2009, credits of approximately $0.2 million and $4.8 million were recognized to stock-based compensation expense due to the reversal of previously recognized expense due to forfeitures related to cancellations of terminated employees’ stock option awards.
Assumptions
The fair values for the stock options granted during the years ended June 30, 2010, 2009 and 2008 were estimated at the date of grant using a Black-Scholes-Morton option-pricing model with the following weighted-average assumptions.

	Year Ended June 30,
	2010	2009	2008
Risk-free rate of return	2.53%	1.80%	3.47%
Expected life of award	5.6 years	5.6 years	6.1 years
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility of stock	94%	87%	73%
Weighted-average grant date fair value	$0.73	$0.46	$6.72
The expected volatility of stock assumption was derived by referring to changes in the historical volatility of comparable companies. In accordance with SAB 107, we used the “simplified” method for “plain vanilla” options to estimate the expected term of options granted during 2010, 2009 and 2008.

Stock option activity during the three years ended June 30, 2010 was as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Stock Options	Price	Term (years)	(in millions)
Outstanding at June 30, 2007	5,662,500	$3.50
Granted	1,852,500	9.65
Exercised	(92,000)	6.20
Cancelled/forfeited	(287,000)	7.89

Outstanding at June 30, 2008	7,136,000	4.90
Granted	6,082,538	1.08
Exercised	(106,750)	0.59
Cancelled/forfeited	(8,012,250)	4.83

Outstanding at June 30, 2009	5,099,538	0.67

Granted	1,230,535	0.99
Exercised	(250,250)	0.55		$0.15
Cancelled/forfeited	(42,250)	0.49

Outstanding at June 30, 2010	6,037,573	0.74	8.79	$2.36

Exercisable at June 30, 2010	4,184,831	0.67	8.70	$1.84

As of June 30, 2010, approximately $1.3 million of estimated expense with respect to non-vested stock-based awards has yet to be recognized and will be recognized in expense over the remaining weighted average period of approximately 1.3 years.
The following table summarizes information with respect to stock options outstanding and exercisable at June 30, 2010:

		Weighted
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average
	Number	Term	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	(Years)	Price	Exercisable	Price
$0.43 to $0.66	4,404,538	8.63	$0.62	3,728,412	$0.63
$0.67 to $1.00	1,044,088	9.35	0.88	416,419	0.89
$1.01 to $2.00	538,947	9.10	1.28	27,500	1.92
$2.01 to $3.00	50,000	8.29	2.59	12,500	2.59

Total	6,037,573			4,184,831

Note 12 — Quarterly Results of Operations (Unaudited) (in thousands, except per share amounts)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Year
2010:
Revenues	$2,301	$2,607	$2,621	$1,772	$9,301
Operating loss (a)	(4,858)	(11,119)	(5,209)	(3,655)	(24,841)
Net loss (a)	(4,999)	(11,320)	(5,353)	(3,743)	(25,415)
Net loss attributable to stockholders (a)	(4,579)	(8,199)	(5,281)	(3,689)	(21,748)
Net loss per share — basic and diluted (a)	(0.10)	(0.17)	(0.11)	(0.08)	(0.45)
2009:
Revenues	125	483	326	1,168	2,102
Operating loss (b)	(9,337)	(10,519)	(3,559)	(6,647)	(30,062)
Net loss (b)	(8,839)	(10,090)	(3,607)	(6,743)	(29,279)
Net loss attributable to stockholders (b)	(8,516)	(9,752)	(3,615)	(6,693)	(28,576)
Net loss per share — basic and diluted (b)	(0.18)	(0.20)	(0.08)	(0.14)	(0.60)

(a)	The operating results for the second quarter of 2010 included a $6.6 million impairment loss related to the GC Joint Venture.

(b)
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
Our management, with the participation of the Chief Executive Officer and the Chief Accounting Officer, assessed the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2010. Based upon that evaluation, including consideration of the material weaknesses in our internal control over financial reporting discussed below, our Chief Executive Officer and Chief Accounting Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2010.
(b)	Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.
Because of inherent limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management, with the participation of the Chief Executive Officer and the Chief Accounting Officer, evaluated the effectiveness of our internal control over financial reporting as of June 30, 2010 based on criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, management has concluded that we did not maintain effective internal control over financial reporting as of June 30, 2010 due to the material weakness in internal control over financial reporting described below. A material weakness is a control deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement to the annual or interim financial statements could occur and not be prevented or detected on a timely basis.
Management concluded that our disclosure controls and procedures were not effective as of June 30, 2010 due to a previously disclosed material weakness in our internal accounting controls. Specifically, our internal control over financial reporting was not effective at ensuring that financial reporting risks arising from complex and non-routine transactions are identified timely and that appropriate accounting policies for such transactions are selected and applied. This material weakness resulted in adjustments to our interim preliminary consolidated financial statements during fiscal year 2010 that were not prevented or detected by our internal control over financial reporting. These errors could have resulted in a material misstatement of our interim or year-end consolidated financial statements and disclosures.

This annual report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to the amendments to Rule 2-02(f) of Regulation S-X that exempts us from this attestation requirement based on our status as a non-accelerated filer. We are required to provide only management’s report in this annual report on Form 10-K.
(c)	Remediation Plans for Material Weakness in Internal Control over Financial Reporting Related to Complex and Non-Routine Transactions
During fiscal year 2009, we designed and implemented controls and procedures to address the material weakness identified in management’s assessment of our disclosure controls and procedures as noted above. These controls and procedures included ensuring that the relevant personnel involved in the accounting for complex and non-routine transactions fully understand and apply the proper recognition and accounting of such transactions. In addition, we are fully prepared to engage external accounting resources to augment our consideration and resolution of accounting matters especially those involving complex and non-routine transactions. However, we will not consider this material weakness fully remediated until we can evidence effectiveness of these procedures for a sufficient period of time.
(d)	Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended June 30, 2010.
Item 11. Executive Compensation
The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended June 30, 2010.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended June 30, 2010.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended June 30, 2010.
Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended June 30, 2010.

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

3.3
Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on March 30, 2007).

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on January 31, 2007).

10.1
Cooperative Joint Venture Contract of SES (Zao Zhuang) New Gas Company Ltd. between Shandong Hai Hua Coal & Chemical Company Ltd. and Synthesis Energy Systems Investments, Inc. dated July 6, 2006 — English translation from original Chinese document (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on January 31, 2007).

10.2
Amendment to Cooperative Joint Venture Contract of SES (Zao Zhuang) New Gas Company Ltd. between Shandong Hai Hua Coal & Chemical Company Ltd. and Synthesis Energy Systems Investments, Inc. dated November 8, 2006 — English translation from original Chinese document (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on January 31, 2007).

Number		Description of Exhibits

10.3	**
Contract for Synthesis Gas Purchase and Sales by and between Shandong Hai Hua Coal & Chemical Company Ltd. and Synthesis Energy Systems (Zao Zhuang) New Gas Company Ltd. dated October 22, 2006 — English translation from original Chinese document (incorporated by reference to Exhibit 10.6 to Amendment No. 4 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on May 23, 2007).

10.4	+
Amended and Restated Employment Agreement between the Company and Donald P. Bunnell dated July 14, 2006 (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on January 31, 2007).

10.5	+
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

10.7
Shareholder’s Loan Agreement by and between Synthesis Energy Systems Investments, Inc. and Synthesis Energy Systems (Zao Zhuang) dated March 20, 2007 (incorporated by reference to Exhibit 10.15 to Amendment No. 2 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on March 30, 2007).

10.8
Fixed Assets Loan Contract between Synthesis Energy Systems (Zao Zhuang) New Gas Company Ltd. and Industrial and Commercial Bank of China dated March 27, 2007 — English translation from original Chinese document (incorporated by reference to Exhibit 10.16 to Amendment No. 2 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on March 30, 2007).

10.9
Second Amendment to Cooperative Joint Venture Contract of SES (Zao Zhuang) New Gas Company Ltd., between Shandong Hai Hua Coal & Chemical Company Ltd. and Synthesis Energy Systems Investments, Inc., dated February 12, 2007 — English translation from original Chinese document (incorporated by reference to Exhibit 10.6 to Amendment No. 3 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on May 1, 2007).

10.10
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

10.11
Joint Development Agreement by and between Synthesis Energy Systems, Inc. and AEI dated July 11, 2007 (incorporated by reference to Exhibit 10.24 to Amendment No. 1 to the Company’s Registration Statement (Registration No. 333-143817) on Form SB-2 filed on July 16, 2007).

10.12
Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2007).

10.13
Reservation and Use Agreement dated September 25, 2007 between the Company and the Gas Technology Institute (incorporated by reference to Exhibit 10.26 to Amendment No. 4 to the Company’s Registration Statement (Registration No. 333-143817) on Form SB-2 filed on September 26, 2007).

10.14
First Amendment to Joint Development Agreement by and between the Company and AEI dated September 26, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 2, 2007).

10.15
Lease Agreement between Synthesis Energy Systems, Inc. and AVPF Riverway Ltd. dated January 14, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 31, 2008).

Number		Description of Exhibits

10.16	+	First Amendment to the Amended and Restated 2005 Incentive Plan (incorporated by reference to Annex B to the Company’s Proxy Statement on Schedule 14A filed on November 15, 2007).

10.17		Employment Agreement between the Company and Robert Rigdon dated March 14, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 12, 2008).

10.18		Employment Agreement between the Company and Kevin Kelly dated October 16, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 12, 2008).

10.19		Letter Agreement between the Company and Kevin Kelly dated January 9, 2009 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 14, 2009).

10.20
Separation Agreement and Release between the Company and Timothy E. Vail dated effective March 31, 2009 (incorporated by reference herein to Exhibit 10.6 to the Company’s Current Report on Form 8-K dated April 2, 2009).

10.21
Separation Agreement and Release between the Company and David Eichinger dated effective March 31, 2009 (incorporated by reference herein to Exhibit 10.7 to the Company’s Current Report on Form 8-K dated April 2, 2009).

10.22		Form of Nonstatutory Stock Option Agreement (incorporated by reference herein to Exhibit 10.8 to the Company’s Current Report on Form 8-K dated April 2, 2009).

10.23	+	Letter Agreement between the Company and Don Bunnell dated August 13, 2009 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 13, 2009).

10.24
Form of Equity Joint Venture Contract between Yima Coal Industry (Group) Co., Ltd. and Synthesis Energy Investment Holdings, Inc. dated August 27, 2009 — English translation from original Chinese document. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 2, 2009).

10.25	**
Amended and Restated License Agreement by and between the Company and the Gas Technology Institute dated November 5, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 12, 2009).

10.26	+	Letter Agreement between the Company and Lorenzo Lamadrid dated August 15, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 17, 2010).

21.1	*	Subsidiaries of the Company.

23.1	*	Consent of PricewaterhouseCoopers LLP.

23.2	*	Consent of KPMG LLP.

31.1	*	Certification of Chief Executive Officer of Synthesis Energy Systems, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	*	Certification of Chief Accounting Officer of Synthesis Energy Systems, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	*
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

SYNTHESIS ENERGY SYSTEMS, INC.
Date: September 23, 2010	By:	/s/ Robert Rigdon
Robert Rigdon, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity In Which Signed	Date

/s/ Robert Rigdon Robert Rigdon	President and Chief Executive Officer and Director (Principal Executive Officer)	September 23, 2010

/s/ Kevin Kelly Kevin Kelly	Chief Accounting Officer, Controller and Secretary (Principal Financial and Accounting Officer)	September 23, 2010

/s/ Donald Bunnell Donald Bunnell	President, Chief Executive Officer — Asia Pacific and Director	September 23, 2010

/s/ Lorenzo Lamadrid Lorenzo Lamadrid	Director	September 23, 2010

/s/ Michael Storey Michael Storey	Director	September 23, 2010

/s/ Denis Slavich Denis Slavich	Director	September 23, 2010

/s/ Harry Rubin Harry Rubin	Director	September 23, 2010

/s/ Ziwang Xu Ziwang Xu	Director	September 23, 2010