Form 10-Q
period 2010-09-30
SYNTHESIS ENERGY SYSTEMS INC
filed 2010-11-12
CIK 1375063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from: ___________ to: _________
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
Yes ☐ No ☑
As of November 10, 2010 there were 48,386,512 shares of the registrant’s common stock, par value $.01 per share, outstanding.
Transitional Small Business Disclosure Format Yes ☐ No ☑

Page

PART 1. Financial Information

Item 1. Financial Statements	3

Consolidated Balance Sheets as of September 30, 2010 and June 30, 2010 (unaudited)	3

Consolidated Statements of Operations for the Three Months Ended September 30, 2010 and 2009 and the period from November 4, 2003 (inception) to September 30, 2010 (unaudited)	4

Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2010 and 2009 and the period from November 4, 2003 (inception) to September 30, 2010 (unaudited)	5

Consolidated Statements of Equity for the period from November 4, 2003 (inception) to September 30, 2010 (unaudited)	6

Notes to the Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosure about Market Risk	32

Item 4. Controls and Procedures	33

PART II. Other Information

Item 1. Legal Proceedings	33

Item 1A. Risk Factors	34

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3. Defaults Upon Senior Securities	34

Item 4. [Removed and Reserved.]	34

Item 5. Other Information	34

Item 6. Exhibits	36

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I

Item 1.	Financial Statements
SYNTHESIS ENERGY SYSTEMS, INC.
(A Development Stage Enterprise)
Consolidated Balance Sheets
(In thousands)

	September 30,	June 30,
	2010	2010
ASSETS
Current assets:
Cash and cash equivalents	$37,654	$42,573
Accounts receivable	2,298	2,672
Prepaid expenses and other currents assets	1,759	1,875
Inventory	1,090	983

Total current assets	42,801	48,103

Construction-in-progress	508	565
Property, plant and equipment, net	35,249	35,316
Intangible asset, net	1,233	1,272
Investment in Yima joint ventures	32,734	32,430
Other long-term assets	2,845	2,895

Total assets	$115,370	$120,581

LIABILITIES AND EQUITY
Current liabilities:
Accrued expenses and accounts payable	$5,789	$7,008
Deferred revenue	497	522
Current portion of long-term bank loan	2,298	2,268

Total current liabilities	8,584	9,798
Long-term bank loan	5,686	6,744

Total liabilities	14,270	16,542
Equity:
Common stock, $0.01 par value: 200,000 shares authorized: 48,429 and 48,337 shares issued and outstanding, respectively	484	483
Additional paid-in capital	198,994	198,720
Deficit accumulated during development stage	(100,191)	(96,449)
Accumulated other comprehensive income	2,391	1,836

Total stockholders’ equity	101,678	104,590
Noncontrolling interests in subsidiaries	(578)	(551)

Total equity	101,100	104,039

Total liabilities and equity	$115,370	$120,581

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.
(A Development Stage Enterprise)
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

			November 4, 2003
	Three Months Ended		(inception) to
	September 30,		September 30,
	2010	2009	2010

Revenue:
Product sales and other — related parties	$1,417	$2,236	$11,895
Technology licensing and related services	205	65	936
Other	—	—	521

Total revenue	1,622	2,301	13,352

Costs and Expenses:
Costs of sales and plant operating expenses	1,307	1,737	19,771
General and administrative expenses	3,186	3,081	52,641
Project and technical development expenses	85	1,020	11,140
Asset impairment losses	—	—	9,075
Stock-based compensation expense	227	598	19,987
Depreciation and amortization	680	722	7,690

Total costs and expenses	5,485	7,158	120,304

Operating loss	(3,863)	(4,857)	(106,952)

Non-operating (income) expense:
Equity in losses of Yima joint ventures	54	—	93
Foreign currency gains	(255)	—	(1,056)
Interest income	(39)	(38)	(2,917)
Interest expense	146	180	2,163

Net loss	(3,769)	(4,999)	(105,235)

Less: net loss attributable to noncontrolling interests	27	422	5,044

Net loss attributable to stockholders	$(3,742)	$(4,577)	$(100,191)

Net loss per share:
Basic and diluted	$(0.08)	$(0.10)	$(2.84)

Weighted average common shares outstanding:
Basic and diluted	48,352	48,148	35,218

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.
(A Development Stage Enterprise)
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

			November 4, 2003
	Three Months Ended		(inception) to
	September 30,		September 30,
	2010	2009	2010

Cash flows from operating activites:
Net loss	$(3,769)	$(4,999)	$(105,235)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	227	598	19,987
Depreciation of property, plant and equipment	625	662	6,790
Amortization of intangible and other assets	55	60	900
Equity in losses of Yima joint ventures	54	—	15
Foreign currency gains	(255)	—	(1,057)
Loss on disposal of property, plant and equipment	—	2	136
Asset impairment losses	—	—	9,075
Changes in operating assets and liabilities:
Accounts receivable	407	(586)	(2,256)
Prepaid expenses and other current assets	133	(354)	(97)
Inventory	(93)	69	(1,070)
Other long-term assets	128	5	(1,102)
Deferred revenue	(25)	—	497
Accrued expenses and payables	(1,276)	(961)	(296)

Net cash used in operating activities	(3,789)	(5,504)	(73,713)

Cash flows from investing activities:
Capital expenditures	(32)	(258)	(37,982)
Equity investment in Yima joint ventures	—	(29,288)	(30,891)
Purchase of marketable securities	—	—	(45,000)
Redemption of marketable securities	—	—	45,000
GTI license royalty — Yima joint ventures	—	—	(1,500)
ExxonMobil license royalty	—	—	(1,250)
Restricted cash — redemptions of certificates of deposit	—	—	(379)
Amendment to GTI license rights	—	—	(500)
Purchase of land use rights	—	(181)	(1,896)
Receipt of Chinese governmental grant	—	—	555
Project prepayments	—	—	(3,210)

Net cash used in investing activities	(32)	(29,727)	(77,053)

Cash flows from financing activities:
Payments on long-term bank loan	(1,149)	(1,127)	(5,670)
Proceeds from long-term bank loan	—	—	12,081
Proceeds (costs) from issuance of common stock, net	—	—	174,981
Financing costs	—	—	(408)
Contributions from noncontrolling interest partners	—	840	4,456
Proceeds from exercise of stock options, net	47	63	813

Net cash provided by (used in) financing activities.	(1,102)	(224)	186,253

Net increase (decrease) in cash	(4,923)	(35,455)	35,487
Cash and cash equivalents, beginning of period	42,573	90,420	—
Effect of exchange rates on cash	4	(4)	2,167

Cash and cash equivalents, end of period	$37,654	$54,961	$37,654

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.
(A Development Stage Enterprise)
Consolidated Statement of Equity
(In thousands)

				Deficit
				Accumulated	Accumulated
	Common Stock			During the	Other	Non-
		Common	Additional	Development	Comprehensive	controlling
	Shares	Stock	Paid-in Capital	Stage	Income	Interest	Total

Balance at November 4, 2003 (inception)	100,000	$—	$—	$—	$—	$—	$—
Net loss for the period November 4, 2003 to June 30, 2004	—	—	—	—	—	—	—

Balance at June 30, 2004	100,000	—	—	—	—	—	—

Shares Forfeited in Merger	(94,000)	—	—	—	—	—	—
Shares Issued in Merger	21,000	—	—	—	—	—	—
Net loss	—	—	—	(358)	—	—	(358)
Investor contributions	—	264	236	—	—	—	500
Conversion of debt to equity	—	6	5	—	—	—	11
Net proceeds from private placement offering	1,030	10	2,474	—	—	—	2,484

Balance at June 30, 2005	28,030	280	2,715	(358)	—	—	2,637

Net loss	—	—	—	(5,183)	—	—	(5,183)
Net proceeds from private placement offering	970	10	2,378	—	—	—	2,388
Stock-based compensation	—	—	3,043	—	—	—	3,043
Adjustment related to return of shares	(4,353)	(44)	44	—	—	—	—

Balance at June 30, 2006	24,647	246	8,180	(5,541)	—	—	2,885

Net loss	—	—	—	(13,142)	—	(37)	(13,179)
Currency translation adjustment	—	—	—	—	175	—	175

Comprehensive loss	—	—	—	—	—	—	(13,004)
Contributions from noncontrolling interest partners	—	—	—	—	—	492	492
Net proceeds from private placement offering	3,346	34	16,126	—	—	—	16,160
Stock-based compensation	—	—	6,608	—	—	—	6,608
Shares issued for amended GTI license	191	2	1,374	—	—	—	1,376
Shares issued upon option exercise by Union Charter Financial	2,000	20	4,980	—	—	—	5,000
Stock grants to employees	4	—	33	—	—	—	33

Balance at June 30, 2007	30,188	302	37,301	(18,683)	175	455	19,550

Net loss	—	—	—	(27,442)	—	(610)	(28,052)
Currency translation adjustment	—	—	—	—	1,390	—	1,390

Comprehensive loss	—	—	—	—	—	—	(26,662)
Contributions from noncontrolling interest partners	—	—	—	—	—	3,124	3,124
Stock-based compensation	—	—	6,010	—	—	—	6,010
Exercise of stock options	92	1	564	—	—	—	565
Shares issued for GTI reservation use fee	278	3	2,497	—	—	—	2,500
Shares issued in public offerings	17,451	174	148,226	—	—	—	148,400
Stock grants to employees	2	—	19	—	—	—	19

Balance at June 30, 2008	48,011	480	194,617	(46,125)	1,565	2,969	153,506

Net loss	—	—	—	(28,576)	—	(703)	(29,279)
Currency translation adjustment	—	—	—	—	33	11	44

Comprehensive loss	—	—	—	—	—	—	(29,235)
Public offering costs	—	—	(107)	—	—	—	(107)
Stock-based compensation	—	—	1,869	—	—	—	1,869
Exercise of stock options	107	1	62	—	—	—	63

Balance at June 30, 2009	48,118	481	196,441	(74,701)	1,598	2,277	126,096

Net loss	—	—	—	(21,748)		(3,667)	(25,415)
Currency translation adjustment	—	—	—	—	238	—	238

Comprehensive loss	—	—	—	—	—	—	(25,177)
Contributions from noncontrolling interest partners	—	—	—	—	—	839	839
Stock-based compensation	—	—	2,179	—	—	—	2,179
Exercise of stock options	219	2	100	—	—	—	102

Balance at June 30, 2010	48,337	483	198,720	(96,449)	1,836	(551)	104,039

Net loss	—	—	—	(3,742)		(27)	(3,769)
Currency translation adjustment	—	—	—		555	—	555

Comprehensive loss	—	—	—	—	—		(3,214)
Stock-based compensation	—	—	227	—	—	—	227
Exercise of stock options	92	1	47	—	—	—	48

Balance at September 30, 2010	48,429	$484	$198,994	$(100,191)	$2,391	$(578)	$101,100

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
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
(b) Basis of presentation and principles of consolidation
The consolidated financial statements for the periods presented are unaudited and reflect all adjustments, consisting of normal recurring items, which management considers necessary for a fair presentation. Operating results for the three months ended September 30, 2010 are not necessarily indicative of results to be expected for the fiscal year ending June 30, 2011.
The consolidated financial statements are in U.S. dollars and include SES and all of its wholly-owned and majority-owned controlled subsidiaries. Noncontrolling interests in consolidated subsidiaries in the consolidated balance sheets represents minority stockholders’ proportionate share of the equity in such subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto reported in the Company’s Annual Report on Form 10-K for the year ended June 30, 2010. Significant accounting policies that are new or updated from those presented in the Company’s Annual Report on Form 10-K for the year ended June 30, 2010 are included below. The consolidated financial statements have been prepared in accordance with the rules of the United States Securities and Exchange Commission (“SEC”) for interim financial statements and do not include all annual disclosures required by generally accepted accounting principles in the United States. Certain reclassifications have been made in prior period financial statements to conform to current period presentation. These reclassifications had no effect on net loss.
(c) Accounting for Variable Interest Entities (“VIEs”) and Financial Statement Consolidation Criteria
The joint ventures which the Company enters into may be considered VIEs. The Company consolidates all VIEs where it is the primary beneficiary. This determination is made at the inception of the Company’s involvement with the VIE and is continuously assessed. The Company considers both qualitative and quantitative factors and forms a conclusion that the Company, or another interest holder, absorbs a majority of the entity’s risk for expected losses, receive a majority of the entity’s potential for expected residual returns, or both. The Company does not consolidate VIEs where it is not the primary beneficiary. The Company accounts for these unconsolidated VIEs under the equity method of accounting and includes its net investment on its consolidated balance sheets. The Company’s equity interest in the net income or loss from its unconsolidated VIEs is recorded in non-operating (income) expense on a net basis on its consolidated statement of operations.

The Company has determined that the ZZ Joint Venture is a VIE and has determined that it is the primary beneficiary. In making that determination, the Company considered, among other items, the change in profit distribution between the Company and Hai Hua after 20 years. The expected negative variability in the fair value of the ZZ Joint Venture’s net assets was considered to be greater during the first 20 years of the ZZ Joint Venture’s life, which coincides with our original 95% profit/loss allocation, versus the latter 30 years in which the Company’s profit/loss allocation is reduced to 10%. In addition, the Company considered whether the terms of the syngas purchase and sale agreement with Hai Hua contained a lease. The factors considered included (i) the Company’s ability to operate and control the plant during the initial 20 years; and (ii) whether it was more than remote that one or more parties other than Hai Hua would purchase more than a minor amount (considered to be 10%) of the plant’s output during the term of the syngas purchase and sale agreement. Because the Company determined that the syngas purchase and sale agreement did not contain a lease, the Company accounts for the revenues from this agreement in accordance with the Company’s revenue recognition policy for product sales.
The following tables provide additional information on the ZZ Joint Venture’s assets and liabilities as of September 30, 2010 and June 30, 2010 which are consolidated within the Company’s consolidated balance sheets (in thousands):

	September 30, 2010
	Consolidated	ZZ Joint Venture (1)	% (2)

Current assets	$42,801	$4,218	10%
Long-term assets	72,569	38,170	53%

Total assets	$115,370	$42,388	37%

Current liabilities	$8,584	$4,349	51%
Long-term liabilities	5,686	5,686	100%
Equity	101,100	32,353	32%

Total liabilities and equity	$115,370	$42,388	37%

	June 30, 2010
	Consolidated	ZZ Joint Venture (1)	% (2)
Current assets	$48,103	$5,198	11%
Long-term assets	72,478	38,811	54%

Total assets	$120,581	$44,009	36%

Current liabilities	$9,798	$5,852	60%
Long-term liabilities	6,744	6,744	100%
Equity	104,039	31,413	30%

Total liabilities and equity	$120,581	$44,009	36%

(1)	Amounts reflect information for ZZ Joint Venture and exclude intercompany items.

(2)	ZZ Joint Venture’s percentage of the amount on the Company’s consolidated balance sheet.
The Company has determined that the Yima Joint Ventures are VIE’s and that Yima is the primary beneficiary since Yima has a 75% ownership interest in the Yima Joint Ventures.
The Company has determined that the GC Joint Venture is a VIE and has determined that it is the primary beneficiary since the Company has a 51% ownership interest in the GC Joint Venture and since there are no qualitative factors that would preclude the Company from being deemed the primary beneficiary. As of June 30, 2010 and September 30, 2010, there were no significant assets or liabilities of the GC Joint Venture included in the Company’s consolidated balance sheets.

(d) Revenue Recognition
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
Technology licensing revenue is typically received and earned over the course of a project’s development. The Company may receive upfront licensing fee payments in addition to fees for engineering services that are integral to the initial transfer of its technology to a customer’s project. Typically, the majority of a license fee is received once project financing and equipment installation occur. Recognition of upfront licensing fee payments is deferred and recognized as a percentage of completion of the engineering services associated with the initial technology transfer. Further, such revenues are deferred until performance guarantee provisions have been met. The Company recognizes revenue from engineering services under the percentage-of-completion method.
(e) Fair value measurements
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
The Company’s financial assets and liabilities are classified based on the lowest level of input that is significant for the fair value measurement. The following table summarizes the valuation of the Company’s financial assets and liabilities by pricing levels, as of September 30, 2010 and June 30, 2010 (in thousands):

	September 30, 2010
	Level 1	Level 2		Level 3	Total
Assets:
Certificates of Deposit	$—	$379	(1)	$—	$379
Money Market Funds	—	34,752	(2)	—	34,752

	June 30, 2010
	Level 1	Level 2		Level 3	Total
Assets:
Certificates of Deposit	$—	$379	(1)	$—	$379
Money Market Funds	—	38,624	(2)	—	38,624

(1)	Amount included in current assets on the Company’s consolidated balance sheet.

(2)	Amount included in cash and cash equivalents on the Company’s consolidated balance sheet.

(f) Comprehensive income (loss)
The Company’s comprehensive income (loss) was as follows (in thousands):

	Three Months Ended
	September 30,
	2010	2009
Net loss, as reported	$(3,769)	$(4,999)
Unrealized foreign currency translation adjustment	555	10

Comprehensive loss	(3,214)	(4,989)
Less comprehensive loss attributable to noncontrolling interests	27	422

Comprehensive loss attributable to the Company	$(3,187)	$(4,567)

Note 2 — Recently Issued Accounting Standards
In January 2010, the FASB issued an amendment to the disclosure requirement related to fair value measurements. The amendment requires new disclosures related to transfers in and out of Levels 1 and 2 and activity in Level 3 fair value measurements. A reporting entity is required to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. Additionally, in the reconciliation for fair value measurements in Level 3, a reporting entity must present separately information about purchases, sales, issuances and settlements (on a gross basis rather than a net number). The new disclosures were effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company does not anticipate that its adoption of this amendment will have a material effect on its financial position, results of operations or cash flows.
In June 2009, the FASB also issued an amendment to the accounting and disclosure requirements for the consolidation of VIEs. This amendment requires an enterprise to perform a qualitative analysis when determining whether or not it must consolidate a VIE. The amendment also requires an enterprise to continuously reassess whether it must consolidate a VIE. Additionally, the amendment requires enhanced disclosures about an enterprise’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the enterprise’s financial statements. Finally, enterprises are required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. This amendment was adopted by the Company effective as of July 1, 2010 and adoption of the standard has not impacted the entities which are consolidated. The only impact is to the disclosure of financial statements. See Note 1 for disclosures regarding the Company’s involvement with VIEs.
In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for transfers of financial assets. This amendment applies to the financial reporting of a transfer of financial assets; the effects of a transfer on an entity’s financial position, financial performance and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. It eliminates (1) the exceptions for qualifying special-purpose entities from the consolidation guidance and (2) the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. The requirements in the amendment must be applied to transfers occurring on or after the effective date. The Company’s adoption of these requirements as of July 1, 2010 had no effect on the Company’s financial statements.
In April 2010, the FASB issued accounting guidance for the milestone method of revenue recognition. This guidance allows entities to make a policy election to use the milestone method of revenue recognition and provides guidance on defining a milestone and the criteria that should be met for applying the milestone method. The scope of this guidance is limited to transactions involving milestones relating to research and development deliverables. The guidance includes enhanced disclosure requirements about each arrangement, individual milestones and related contingent consideration, information about substantive milestones and factors considered in the determination. The Company’s adoption of this guidance effective July 1, 2010 had no effect on the Company’s financial statements.

The FASB issued new guidance relating to revenue recognition for contractual arrangements with multiple revenue-generating activities. The ASC Topic for revenue recognition includes identification of a unit of accounting and how arrangement consideration should be allocated to separate the units of accounting, when applicable. The Company’s adoption of this guidance effective July 1, 2010 had no effect on the Company’s financial statements.
Note 3 — Current Projects
Zao Zhuang Joint Venture
Joint Venture Agreement
On July 6, 2006, the Company entered into a cooperative joint venture contract with Shandong Hai Hua Coal & Chemical Company Ltd., which was acquired by China National Offshore Oil Corporation in September 2009, (“Hai Hua”), which established Synthesis Energy Systems (Zao Zhuang) New Gas Company Ltd. (the ZZ Joint Venture”), a joint venture company that has the primary purposes of (i) developing, constructing and operating a syngas production plant utilizing the U-GAS® technology in Zao Zhuang City, Shandong Province, China and (ii) producing and selling syngas and the various byproducts of the plant, including ash and elemental sulphur. We own 95.5% of the ZZ Joint Venture and Hai Hua owns the remaining 4.5%. For the first 20 years after the commercial operation date of the plant, the net profits and losses of the ZZ Joint Venture will be distributed to the Company and to Hai Hua based on the parties’ ownership interest. After the initial 20 years, the profit distribution percentages will be changed, with the Company receiving 10% of the net profits/losses of the ZZ Joint Venture and Hai Hua receiving 90%. The Company consolidates the results of the ZZ Joint Venture in its consolidated financial statements.
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

In April 2009, the ZZ Joint Venture entered into a Supplementary Agreement with Hai Hua, amending the terms of the purchase and sale agreement. The Supplementary Agreement was entered into to provide more clarity regarding the required syngas quality and volume to be delivered, recovery of the energy fee during turndown periods and operations coordination during unscheduled outages. Under the Supplementary Agreement, the syngas quality specification was amended to provide more clarity as to the minor constituents allowable in the syngas. For purposes of the Supplemental Agreement, syngas that meets these specifications is deemed “compliant gas” and syngas that does not meet these specifications is deemed “non-compliant gas.” The Supplementary Agreement also added a requirement for Hai Hua to pay the ZZ Joint Venture the capacity fee and 70% of the energy fee for all non-compliant gas which is taken by Hai Hua. However, if more than 50% of the syngas taken by Hai Hua during any operating day is non-compliant gas, all of the syngas for that day is deemed to be non-compliant gas for purposes of calculating the energy fee. In addition, the Supplementary Agreement accommodates periods of turndown operation by Hai Hua by establishing a minimum threshold gas off take volume of 7,500 Ncum per hour of net syngas for the purpose of calculating the energy fee during such periods. The Supplementary Agreement also provides that, to the extent Hai Hua has an unscheduled shutdown, and the plant continues to operate on standby during such period, Hai Hua is still required to pay the energy fee to the ZZ Joint Venture. In the event that the plant has an unscheduled shutdown and does not provide at least three hours prior notice to Hai Hua, the ZZ Joint Venture may be required to provide certain compensation to Hai Hua.
To date, Hai Hua has been unable to offtake the volume of syngas originally expected for the original plant design and the plant has incurred operating losses. The Company does not foresee Hai Hua’s volume offtake changing significantly in the near term. In an effort to improve the return on its investment in this plant, the company is evaluating alternative products and partnership structures for a possible expansion of the ZZ Joint Venture plant to produce products such as glycol. The Company does not expect any additional equity for an expansion would be required from the Company as it continues to expect to contribute its 95.5% equity interest toward the expansion with third parties contributing all the additional required equity to expand the plant. In February 2010, the Company received the necessary government approval for the expansion. This approval, along with the previously received environmental approvals, are the key approvals required to commence execution of the expansion and also describe certain terms of the expansion project, including but not limited to, its use of land, the main additional facilities required and the use of the existing facilities. The scope of the expansion is still under evaluation. The local government has expressed strong support for this expansion project and has executed a letter of intent allowing a new state-owned local coal mine to be used as a debt guarantee. The letter of intent also contemplates providing discounted coal to the project from this local coal mine. The Company is in discussions with a provincial level coal company that has expressed interest in becoming our partner on this expansion. Earlier work to structure a partnership with a local Zao Zhuang area coal mining company has not progressed due to investment constraints with that company. The Company is working with local government entities and prospective partners to develop the partnership and project structure.
Due to the business climate, the recessionary trends that have significantly affected commodity prices including methanol, and the ZZ Joint Venture plant’s operating losses to-date, the Company believed an impairment assessment of the plant’s assets was warranted. As of September 30, 2010, the Company performed an analysis of this project and has determined that these assets were not impaired based upon management’s estimated cash flow projections for the project. If the Company is not successful in improving the ZZ Joint Venture’s profitability, or if management’s estimated cash flow projections for these assets decrease, or if Hai Hua does not make its required payments, the plant’s assets could be impaired.
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
•
Interest is adjusted annually based upon the standard rate announced each year by the People’s Bank of China, and as of September 30, 2010, the applicable interest rate was 5.94% and is payable monthly;

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
As of September 30, 2010, the ZZ Joint Venture was in compliance with all covenants and obligations under the Fixed Asset Loan Contract.
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
During this quarter, Yima expressed their intent to convert the existing project from methanol production to glycol production. Yima has communicated their belief that the prospect for strong economic performance of the plant can be improved by modifying the backend of the project to make glycol. In addition, Yima has recently acquired a nearby coal to methanol facility and is looking to diversify and sees glycol as a potentially more profitable alternative. The Company has indicated to Yima that it would be willing to support this scope change if both parties can agree upon appropriate modifications to the joint venture contracts that can improve the Company’s overall risk and return without requiring any additional capital investment from the Company. Yima’s project management team believes that this change can be executed without delaying the original schedule for commercial operation. The Company has agreed to work diligently with Yima to restructure the agreements as necessary to achieve these goals.

Construction activities for site preparation are currently underway and a Chinese engineering company has been selected for the project’s engineering work. The remaining construction and commissioning of the project is expected to take approximately two years. Yima is the project management leader for the project and has indicated their belief that the change in the scope of the project would not delay this schedule; however, the construction of the methanol portion of the plant is on hold pending the revisions for the possible glycol production. Based on the project’s current scope of methanol only, the current estimate of the total required capital of the project is approximately $250 million. The remaining capital for the project is to be provided by project debt to be obtained by the Yima Joint Ventures. Yima has agreed to guarantee the project debt and the Company expects this guarantee will allow debt financing to be obtained from domestic Chinese banking sources. The Company has agreed to pledge to Yima its ownership interests in the joint ventures as security for its obligations under any project guarantee. In the event that the debt financing is not obtained, Yima has agreed to provide a loan to the joint ventures to satisfy the remaining capital needs of the project with terms comparable to current market rates at the time of the loan.
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
The Company’s equity in losses of the Yima Joint Ventures for the three months ended September 30, 2010 was $54,000. There was no equity in losses reported for the three months ended September 30, 2009 as the joint venture was newly formed during that period. The following table presents summarized unconsolidated financial information for the Yima Joint Ventures (in thousands):

September 30,
Income statement data:	2010

Revenue	$—
Operating loss	(272)
Net loss	(216)

	September 30,	June 30,
Balance sheet data:	2010	2010

Current assets	$109,999	$118,073
Noncurrent assets	20,306	11,694
Current liabilities	5,147	6,046
Noncurrent liabilities	—	—
Golden Concord Joint Venture
The Company’s joint venture with Golden Concord (“GC Joint Venture”) was formed to (i) develop, construct and operate a coal gasification, methanol and dimethyl either (“DME”) production plant utilizing U-GAS® technology in the Xilinghote Economic and Technology Development Zone, Inner Mongolia Autonomous Region, China and (ii) produce and sell methanol, DME and the various byproducts of the plant. The Company has a 51% ownership interest in the GC Joint Venture and consolidates the results of the GC Joint Venture in its consolidated financial statements.

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

The Company is required to make an annual payment to GTI for each year of the term beginning with the year ended December 31, 2010, with such annual payment due by the last day of January of the following year; provided, however, that the Company is entitled to deduct all royalties paid to GTI in a given year under the New Agreement from this amount, and if such royalties exceed the annual payment amount in a given year, the Company is not required to make the annual payment. The Company accrues the annual royalty expense ratably over the calendar year as adjusted for any royalties paid during year. The Company must also provide GTI with a copy of each contract that it enters into relating to a U-GAS® system and report to GTI with its progress on development of the technology every six months.
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
Note 5 — Stock-Based Compensation
As of September 30, 2010, the Company had outstanding stock option and restricted stock awards granted under the Company’s Amended and Restated 2005 Incentive Plan, as amended (the “Plan”) exercisable for 5,608,959 shares of common stock. As of September 30, 2010, 1,843,991 shares were authorized for future issuance pursuant to the Plan and $0.9 million of estimated expense with respect to non-vested stock-based awards has yet to be recognized.
Stock option activity during the three months ended September 30, 2010 was as follows:

Shares of Common
Stock Underlying
Stock Options

Outstanding at June 30, 2010	6,037,573
Granted	75,000
Exercised	(92,250)
Forfeited	(411,364)

Outstanding at September 30, 2010	5,608,959

Exercisable at September 30, 2010	4,217,113

The fair values for the stock options granted during the three months ended September 30, 2010 were estimated at the date of grant using a Black-Scholes-Morton option-pricing model with the following weighted-average assumptions.

Risk-free rate of return	2.18%
Expected life of award	6.25 years
Expected dividend yield	0.00%
Expected volatility of stock	93.43%
Weighted-average grant date fair value	$0.86
Note 6 — Net Loss Per Share
Historical net loss per share of common stock is computed using the weighted average number of shares of common stock outstanding. Basic loss per share excludes dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Stock options are the only potential dilutive share equivalents the Company has outstanding for the periods presented. For the three months ended September 30, 2010 and 2009 and the period from November 4, 2003 (inception) to September 30, 2010, options to purchase common stock were excluded from the computation of diluted earnings per share as their effect would have been antidilutive as the Company incurred net losses during those periods.
Note 7 — Risks and Uncertainties
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
The Company will limit the development of any further projects until worldwide capital and debt markets improve and it has assurances that acceptable financing is available to complete such projects. In addition, as of September 30, 2010, Hai Hua is the Company’s only customer for syngas sales and as such, it is exposed to significant customer credit risk due to this concentration. The Company’s revenue and results of operations would be adversely affected if it is unable to retain Hai Hua as a customer or secure new customers. There have also been recent announcements of a constricting credit market in China. Even if the Company does obtain the necessary capital for its projects, the Company could face other delays in its projects due to additional approval requirements or due to unanticipated issues in the commissioning of such a project. These factors have led to the impairment of the GC Joint Venture’s assets and could lead to, among other things, the impairment of the Company’s significant assets, including its assets in the ZZ Joint Venture and its investment in the Yima Joint Ventures, and an inability to develop any further projects.
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

On October 28, 2010, the Company received a notification indicating that the minimum bid price of the Company’s common stock is not in compliance with the minimum bid price requirement for continued listing on the NASDAQ Stock Market (the “NASDAQ”). The Company has a grace period until April 26, 2011 in which to regain compliance with the minimum bid price rule. To regain compliance, the closing bid price of the common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during this grace period. If the Company does not regain compliance before April 26, 2011, the NASDAQ stated that it will provide the Company with written notice that its securities are subject to delisting, although the Company may be able to appeal this decision. The Company actively monitors the price of its common stock and will consider all available options to regain compliance with the continued listing standards of the NASDAQ.
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
You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this quarterly report. Some of the information contained in this discussion and analysis or set forth elsewhere in this quarterly report, including information with respect to our plans and strategy for our business and related financing, include forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended June 30, 2010 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
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
Our principal operating activities are currently in China, however, we are developing opportunities in other countries including the U.S., India, Europe, Australia and Vietnam, as well as other parts of Europe and Asia to provide our U-GAS® technology package. Our ZZ Joint Venture project is our first commercial scale coal gasification plant located in Shandong Province, China and has been in operation since February 2008 and in commercial operation since December 2008. Our Yima project is currently under construction in Henan Province, China.
The key elements of our business strategy include:
•
Executing on existing projects in China. We are continuing to implement operational measures to improve the financial performance of our ZZ Joint Venture plant in the near term, while also continuing to evaluate alternatives to better position the project to be commercially and financially successful in the future. These alternatives include the possible expansion of the plant to produce other products for other customers. We also intend to continue to leverage our success to date at the ZZ Joint Venture in our ongoing business development efforts, including through further visits from senior executives of possible customers and partners, as well as government officials, from China, India, Australia, Vietnam and the United States. We are also continuing the ongoing construction of our Yima project, and are working to restructure our joint venture agreements to change the scope of the project from methanol to glycol production.

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

•
Continue to develop and improve U-GAS® technology. We are continually seeking to improve the overall plant availability, plant efficiency rates and fuel handling capabilities of the existing U-GAS® gasification technology. We are continuing to work with our prospective customers to determine the suitability of their low rank coals for our U-GAS® technology through our proprietary coal characterization testing as well as selective commercial scale testing in our ZZ Joint Venture plant. In addition, we are growing our technology base through continued development of know-how with our engineering and technical staff, growing and protecting our trade secrets as well as through patenting improvements tested at our ZZ Joint Venture plant, and improvements resulting from integration of our technology with downstream processes. To date, we have filed 13 patent applications relating to our improvements to the U-GAS® technology.

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

Results of Operations
We are in our development stage and therefore have had limited operations. We generated revenues of $1.6 million for the three months ended September 30, 2010 and $9.3 million during the fiscal year ended June 30, 2010. We have sustained net losses of approximately $100.2 million from November 4, 2003, the date of our inception, to September 30, 2010. We have primarily financed our operations to date through private placements and two public offerings of our common stock.
Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009
Revenue. Total revenue decreased $0.7 million to $1.6 million for the three months ended September 30, 2010 compared to $2.3 million for the three months ended September 30, 2009.
Product sales were $1.4 million for the three months ended September 30, 2010 compared to $1.6 million for the three months ended September 30, 2009 and were derived from the sale of syngas and byproducts produced at the ZZ Joint Venture plant. Product sales decreased due to reduced syngas production and oxygen sales as a result of Hai Hua’s extended shut down during the period. For the three months ended September 30, 2010 and 2009, the plant operated for 31% and 54% of the period, respectively. For the three months ended September 30, 2010 and 2009, the plant’s availability for production was 100% and 98%, respectively, resulting in capacity fee revenue of $0.9 million and $0.7 million, respectively.
Other related party revenues for the three months ended September 30, 2010 and 2009 were $0 and $0.6 million, respectively. The 2009 period’s related party revenue was generated from engineering services provided to the Yima Joint Ventures.
Technology licensing and related services revenues for the three months ended September 30, 2010 and 2009 were $0.2 million and $0.1 million, respectively, and were generated from coal testing, feasibility studies and other technical services provided in association with our technology licensing business.
Costs of product sales and plant operating expenses. Costs of product sales and plant operating expenses decreased by $0.4 million to $1.3 million for the for the three months ended September 30, 2010 compared to $1.7 million for the three months ended September 30, 2009 due primarily to the decrease in production at the ZZ Joint Venture plant.

General and administrative expenses. General and administrative expenses increased by $0.1 million to $3.2 million during the three months ended September 30, 2010 compared to $3.1 million during the three months ended September 30, 2009. The increase of $0.1 million was primarily due to royalties due to GTI during calendar year 2010 and increased travel and professional fees related to licensing and other business development activities, offset in part by a reduction in corporate personnel costs.
Project and technical development expenses. Project and technical development expenses decreased by $0.9 million to $0.1 million for the three months ended September 30, 2010 compared to $1.0 million for the three months ended September 30, 2009. Project development expenses for the three months ended September 30, 2009 included a $0.9 million charge for a consulting fee related to the financial closing of the Yima project.
Stock-based compensation expense. Stock-based compensation expense decreased by $0.4 million to $0.2 million for the three months ended September 30, 2010 compared to $0.6 million for the three months ended September 30, 2009. The decrease was principally due to forfeitures of certain awards and the fact that the fair values of recent stock option awards is lower than the fair values of certain prior awards due to the decrease in the price of our common stock.
Depreciation and amortization. Depreciation and amortization expense was $0.7 million for the three months ended September 30, 2010 and 2009 and was primarily depreciation of our ZZ Joint Venture plant’s assets.
Equity in losses of Yima Joint Ventures. The equity in losses of the Yima Joint Ventures for the three months ended September 30, 2010 relates to our 25% share of the loss incurred by the Yima Joint Ventures. The loss is comprised of non-capitalizable costs incurred during the design and construction phase, offset in part, by interest income earned on invested funds contributed by us and Yima.
Foreign currency gain. During the three months ended September 30, 2010, we recognized a foreign currency gain of $0.3 million due to the appreciation of the Renminbi Yuan relative to the U.S. dollar.
Interest expense. Interest expense decreased by $0.1 million to $0.1 million for the three months ended September 30, 2010 compared to $0.2 million during the three months ended September 30, 2009. The decrease was primarily due to the ZZ Joint Venture’s lower outstanding principal balance on its loan with the Industrial and Commercial Bank of China, or ICBC.
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
As of September 30, 2010, we had $37.7 million in cash and cash equivalents and $34.2 million of working capital available to us. During the three months ended September 30, 2010, cash flows used in operating activities were $3.8 million. Additionally, we made the scheduled semi-annual principal payment of $1.1 million on the ICBC loan during the three months ended September 30, 2010.

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
Syngas Purchase and Sale Agreement.
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
In April 2009, the ZZ Joint Venture entered into a Supplementary Agreement with Hai Hua, amending the terms of the purchase and sale agreement. The Supplementary Agreement was entered into to provide more clarity regarding the required syngas quality and volume to be delivered, recovery of the energy fee during turndown periods and operations coordination during unscheduled outages. Under the Supplementary Agreement, the syngas quality specification was amended to provide more clarity as to the minor constituents allowable in the syngas. For purposes of the Supplementary Agreement, syngas that meets these specifications is deemed “compliant gas” and syngas that does not meet these specifications is deemed “non-compliant gas.” The Supplementary Agreement also added a requirement for Hai Hua to pay the ZZ Joint Venture the capacity fee and 70% of the energy fee for all non-compliant gas which is taken by Hai Hua. However, if more than 50% of the syngas taken by Hai Hua during any operating day is non-compliant gas, all of the syngas for that day is deemed to be non-compliant gas for purposes of calculating the energy fee. In addition, the Supplementary Agreement accommodates periods of turndown operation by Hai Hua by establishing a minimum threshold gas off take volume of 7,500 Ncum per hour of net syngas for the purpose of calculating the energy fee during such periods. The Supplementary Agreement also provides that, to the extent Hai Hua has an unscheduled shutdown, and the plant continues to operate on standby during such period, Hai Hua is still required to pay the energy fee to the ZZ Joint Venture. In the event that the plant has an unscheduled shutdown and does not provide at least three hours prior notice to Hai Hua, the ZZ Joint Venture may be required to provide certain compensation to Hai Hua.

To date, Hai Hua has been unable to offtake the volume of syngas originally expected for the original plant design and the plant has incurred operating losses. We do not foresee Hai Hua’s volume offtake changing significantly in the near term. In an effort to improve the return on our investment in this plant, we are evaluating alternative products and partnership structures for a possible expansion of the ZZ Joint Venture plant to produce products such as glycol. We do not expect any additional equity for an expansion would be required from us as we continue to expect to contribute our 95.5% equity interest toward the expansion with third parties contributing all the additional required equity to expand the plant. In February 2010, we received the necessary government approval for the expansion. This approval, along with the previously received environmental approvals, are the key approvals required for us to commence execution of the expansion and also describe certain terms of the expansion project, including but not limited to, its use of land, the main additional facilities required and the use of the existing facilities. The scope of the expansion is still under evaluation. We are also continuing to evaluate alternatives to improve the financial performance of the ZZ Joint Venture. The local government has expressed strong support for this expansion project and has executed a letter of intent allowing a new state-owned local coal mine to be used as a debt guarantee. The letter of intent also contemplates providing discounted coal to the project from this local coal mine. We are in discussions with a provincial level coal company that has expressed interest in becoming our partner on this expansion. Earlier work to structure a partnership with a local Zao Zhuang area coal mining company has not progressed due to investment constraints with that company. We are working with local government entities and prospective partners to develop a partnership and project structure.
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
In exchange for the capital contributions, we own a 25% interest in each joint venture and Yima owns a 75% interest. Notwithstanding this, in connection with an expansion of the project, we have the option to contribute a greater percentage of capital for the expansion, such that as a result, we would have up to a 49% ownership interest in the Yima Joint Ventures. The investment in the Yima Joint Ventures is accounted for using the equity method.
During this quarter, Yima expressed their intent to convert the existing project from methanol production to glycol production. Yima has communicated their belief that the prospect for strong economic performance of the plant can be improved by modifying the backend of the project to make glycol. In addition, Yima has recently acquired a nearby coal to methanol facility and is looking to diversify and sees glycol as a potentially more profitable alternative. We have indicated to Yima that we would be willing to support this scope change if both parties can agree upon appropriate modifications to the joint venture contracts that can improve our overall risk and return without requiring any additional capital investment from us. Yima’s project management team believes that this change can be executed without delaying the original schedule for commercial operation. We have agreed to work diligently with Yima to restructure the agreements as necessary to achieve these goals.

Construction activities for site preparation are currently underway and a Chinese engineering company has been selected for the project’s engineering work. The remaining construction and commissioning of the project is expected to take approximately two years. Yima is the project management leader for the project and has indicated their belief that the change in the scope of the project would not delay this schedule; however, the construction of the methanol portion of the plant is on hold pending the revisions for the possible glycol production. Based on the project’s current scope of methanol only, the current estimate of the total required capital of the project is approximately $250 million. The remaining capital for the project is to be provided by project debt to be obtained by the Yima Joint Ventures. Yima has agreed to guarantee the project debt and we expect this guarantee will allow debt financing to be obtained from domestic Chinese banking sources. We have agreed to pledge to Yima our ownership interests in the joint ventures as security for its obligations under any project guarantee. In the event that the debt financing is not obtained, Yima has agreed to provide a loan to the joint ventures to satisfy the remaining capital needs of the project with terms comparable to current market rates at the time of the loan.
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
Golden Concord Joint Venture
Our joint venture with Golden Concord, or the GC Joint Venture, was formed to (i) develop, construct and operate a coal gasification, methanol and DME production plant utilizing U-GAS® technology in the Xilinghote Economic and Technology Development Zone, Inner Mongolia Autonomous Region, China and (ii) produce and sell methanol, DME and the various byproducts of the plant. We have a 51% ownership interest in the GC Joint Venture and we consolidate the results of the GC Joint Venture in our consolidated financial statements. We have funded a total of $3.4 million of our required equity contribution and Golden Concord has additionally funded approximately $3.1 million of its equity contribution as of June 30, 2010. These funds were used for engineering and initial construction work for this project, land use rights, and for its development expenses.
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
GTI Agreements
License Agreement
On November 5, 2009, we entered into an Amended and Restated License Agreement, or the New Agreement, with GTI, replacing the Amended and Restated License Agreement between us and GTI dated August 31, 2006, as amended, or the Original Agreement. Under the New Agreement, we maintain our exclusive worldwide right to license the U-GAS® technology for all types of coals and coal/biomass mixtures with coal content exceeding 60%, as well as the non-exclusive right to license the U-GAS® technology for 100% biomass and coal/biomass blends exceeding 40% biomass. The New Agreement differs from the Old Agreement most critically by allowing us to sublicense U-GAS® to third parties for coal, coal and biomass mixtures or 100% biomass projects (subject to the approval of GTI, which approval shall not be unreasonably withheld), with GTI to share the revenue from such third party licensing fees based on an agreed percentage split, or the Agreed Percentage. In addition, the prior obligation to fabricate and put into operation at least one U-GAS® system for each calendar year of the Original Agreement in order to maintain the license has been eliminated in the New Agreement.

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
For each U-GAS® unit which we license, design, build or operate for ourself or for a party other than a sublicensee and which uses coal or a coal and biomass mixture or biomass as the feed stock, we must pay a royalty based upon a calculation using the MMBtu per hour of dry syngas production of a rated design capacity, payable in installments at the beginning and at the completion of the construction of a project, or the Standard Royalty. Although it is calculated using a different unit of measurement, the Standard Royalty is effectively the same as the royalty payable to GTI under the Original Agreement. If we invest, or have the option to invest, in a specified percentage of the equity of a third party, and the royalty payable by such third party for their sublicense exceeds the Standard Royalty, we are required to pay to GTI the Agreed Percentage of such royalty payable by such third party. However, if the royalty payable by such third party for their sublicense is less than the Standard Royalty, we are required to pay to GTI, in addition to the Agreed Percentage of such royalty payable by such third party, the Agreed Percentage of our dividends and liquidation proceeds from our equity investment in the third party. In addition, if we receive a carried interest in a third party, and the carried interest is less than a specified percentage of the equity of such third party, we are required to pay to GTI, in our sole discretion, either (i) the Standard Royalty or (ii) the Agreed Percentage of the royalty payable to such third party for their sublicense, as well as the Agreed Percentage of the carried interest. We will be required to pay the Standard Royalty to GTI if the percentage of the equity of a third party that we (a) invest in, (b) have an option to invest in, or (c) receive a carried interest in, exceeds the percentage of the third party specified in the preceding sentence.
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
We are pursuing possible U-GAS® licensing opportunities with third parties allowing us to build on our experience at the ZZ Joint Venture and our technology and engineering capability. In April 2010, we executed our first third party technology licensing agreement. Under this agreement, we are providing U-GAS® technology for a commercial scale biomass to biofuels project in the U.S. In addition we and the licensee entered into a separate multi-site agreement whereby the licensee has the option to license our biomass gasification technology for five additional commercial scale biomass to biofuels projects within North America. As part of the license agreement, we are providing the biomass gasification process design package, and may provide some key proprietary gasification system equipment components and technical services. We intend to place increased focus on development of licensing opportunities for our proprietary U-GAS® technology on a global basis with a focus on India, China, Turkey, the U.S., Australia and Vietnam, as well as other parts of Europe and Asia, due to their large low rank coal resources. We have recently signed an agreement with an Australian company that is in the process of shipping coal to our Zao Zhuang facility for testing.
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
We are actively pursuing project partners to invest in our projects’ development, including a different project scope and end product for the GC Joint Venture and the YIMA Joint Ventures and for the possible expansion of the ZZ Joint Venture plant. Our Yima project is under construction and Yima is the project management leader for the project. During this quarter, Yima indicated their intent to convert the existing project from methanol production to glycol production. Yima has expressed their belief that the prospect for strong economic performance of the plant can be improved by modifying the backend of the project to make glycol. In addition, Yima has recently acquired a nearby coal to methanol facility and is looking to diversify and sees glycol as a potentially more profitable alternative. We have indicated to Yima that we would be willing to support this scope change if both parties can agree upon appropriate modifications to the joint venture contracts that can improve our overall risk and return without requiring any additional capital investment from us. Yima’s project management team believes that this change can be executed without delaying the original schedule for commercial operation; however, the construction of the methanol portion of the plant is on hold pending the revisions for the possible glycol production. We have agreed to work diligently with Yima to restructure the agreements as necessary to achieve these goals.
We believe that improving the financial performance and reducing the operating costs of the ZZ Joint Venture plant are critical to improving our financial performance and we believe one method to achieve this improvement is through the expansion of the plant to produce products such as glycol. To date, Hai Hua has been unable to offtake the volume of syngas originally expected for the original plant design and the plant has incurred operating losses. We do not foresee this situation changing significantly in the near term. In an effort to improve the return on our investment in this plant, we are evaluating alternative products and partnership structures for a possible expansion of the ZZ Joint Venture plant to produce products such as glycol. We do not expect any additional equity for an expansion would be required from us as we continue to expect to contribute our 95.5% equity interest toward the expansion with third parties contributing all the additional required equity to expand the plant. We are in discussions with a provincial level coal company that has also expressed an interest in becoming our partner on this expansion. Earlier work to structure a partnership with a local Zao Zhuang coal mining company has not progressed due to investment constraints with that company. In February 2010, we received the necessary government approval for the expansion. This approval, along with the previously received environmental approvals, are the key approvals required for us to commence execution of the expansion and also describe certain terms of the expansion project, including but not limiting to, its use of land, the main additional facilities required and the use of the existing facilities. The scope of the expansion is still under evaluation. In addition, our successful commercial-scale demonstration at the Zao Zhuang plant using lignite coal from the Inner Mongolia region of China was a significant milestone for us and our U-GAS® technology as it demonstrated our ability to efficiently process lignite coal. As a result of the lignite demonstration, we have seen a large increase in visits to our Zao Zhuang plant from potential customers and partners. We intend to continue to leverage our success to date at the ZZ Joint Venture in our ongoing business development efforts, including through further visits from senior executives of possible customers and partners, as well as government officials, from China, India, Australia, Vietnam and the United States.

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
We will limit the development of any further projects until worldwide capital and debt markets improve and we have assurances that acceptable financing is available to complete the project. However, we will pursue the development of selective projects with strong and credible partners or off-takers where we believe equity and debt can be raised or where we believe we can attract a financial partner to participate in the project. As of September 30, 2010, we had $37.7 million in cash and cash equivalents and $34.2 million of working capital available to us. During the three months ended September 30, 2010, cash flows used in operating activities were $3.8 million. Additionally, we made the scheduled semi-annual principal payment of $1.1 million on the ICBC loan during the three months ended September 30, 2010. We may need to raise additional capital through equity and debt financing for any new projects that are developed, to support our existing projects and possible expansions thereof and for our corporate general and administrative expenses. We cannot provide any assurance that any financing will be available to us in the future on acceptable terms or at all. Any such financing could be dilutive to our existing stockholders. If we cannot raise required funds on acceptable terms, we may not be able to, among other things, (i) maintain our general and administrative expenses at current levels; (ii) successfully develop our licensing and related service business; (iii) negotiate and enter into new gasification plant development contracts and licensing agreements; (iv) expand our operations; (v) hire and train new employees; or (vi) respond to competitive pressures or unanticipated capital requirements.
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
Technology licensing revenue is typically received and earned over the course of a project’s development. We may receive upfront licensing fee payments in addition to fees for engineering services that are integral to the initial transfer of our technology to a customer’s project. Typically, the majority of a license fee is received once project financing and equipment installation occur. Recognition of upfront licensing fee payments is deferred and recognized as a percentage of completion of the engineering services associated with the initial technology transfer. Further, such revenues are deferred until performance guarantee terms under the licensing agreement are met. We recognize revenue from engineering services under the percentage-of-completion method.
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
ZZ Joint Venture Plant Impairment Analysis
The ZZ Joint Venture plant has operated at limited capacity and is expected to continue operating at reduced capacity due to the depressed methanol market. The reduced capacity at the ZZ Joint Venture plant has contributed to the plant’s operating losses. In addition to funding these operating losses, we are funding the debt service for the ZZ Joint Venture. We are in the process of implementing operational measures, pursuing additional customers and evaluating strategies to reduce the ZZ Joint Venture’s losses and improve its financial performance including the possible expansion of the plant to produce other products. If an expansion of the ZZ Joint Venture plant were to be developed, we would expect to contribute our interest in the ZZ Joint Venture to the project without significant additional cash investment by us. If we are not successful in improving the ZZ Joint Venture’s profitability, or if management’s estimated cash flow projections for these assets decrease, or if Hai Hua does not make its required payments, the plant’s assets could be impaired. As of September 30, 2010, we have determined that these assets were not impaired.
Accounting for Variable Interest Entities (“VIEs”) and Financial Statement Consolidation Criteria
The joint ventures which we enter into may be considered VIEs. We consolidate all VIEs where we are the primary beneficiary. This determination is made at the inception of our involvement with the VIE. We consider both qualitative and quantitative factors and form a conclusion that we, or another interest holder, absorb a majority of the entity’s risk for expected losses, receive a majority of the entity’s potential for expected residual returns, or both. We do not consolidate VIEs where we are not the primary beneficiary. We account for these unconsolidated VIEs under the equity method of accounting and include our net investment in investments on our consolidated balance sheets. Our equity interest in the net income or loss from our unconsolidated VIEs is recorded in non-operating (income) expense on a net basis on our consolidated statement of operations.
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
We have determined that the Yima Joint Ventures are VIE’s and that Yima is the primary beneficiary since Yima has a 75% ownership interest in the Yima Joint Ventures.

We have determined that the GC Joint Venture is a VIE and has determined that we are the primary beneficiary since we have a 51% ownership interest in the GC Joint Venture and since there are no qualitative factors that would preclude us from being deemed the primary beneficiary.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk
Qualitative disclosure about market risk.
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
Commodity price risk
Our business plan is to purchase coal and other consumables from suppliers and to sell commodities, such as syngas, methanol and other products. Coal is the largest component of our costs of product sales and in order to mitigate coal price fluctuation risk for future projects, we expect to enter into long-term contracts for coal supply or to acquire coal assets. For the sale of commodities from our projects, fixed price contracts will not be available to us in certain markets, such as China, which will require us to purchase some portion of our coal and other consumable needs, or sell some portion of our production, into spot commodity markets or under short term supply agreements. Hedging transactions may be available to reduce our exposure to these commodity price risks, but availability may be limited and we may not be able to successfully hedge this exposure at all. To date, we have not entered into any hedging transations.
Interest rate risk
We are exposed to interest rate risk through our loan with ICBC. Interest under this loan is adjusted annually based upon the standard rate announced each year by the People’s Bank of China. As of September 30, 2010, the applicable interest rate was 5.94%. We could also be exposed to the risk of rising interest rates through our future borrowing activities. This is an inherent risk as borrowings mature and are renewed at then current market rates. The extent of this risk as to our ICBC loan, or any future borrowings, is not quantifiable or predictable because of the variability of future interest rates.
Customer credit risk
When our projects progress to commercial production, we will be exposed to the risk of financial non-performance by customers. To manage customer credit risk, we intend to monitor credit ratings of customers and seek to minimize exposure to any one customer where other customers are readily available. As of September 30, 2010, Hai Hua, a related party, is our only customer for syngas sales and as such, we are exposed to significant customer credit risk due to this concentration. Our revenue and results of operations would be adversely affected if we are unable to retain Hai Hua as a customer and secure new customers.

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
Our management, with the participation of the Chief Executive Officer and the Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010 pursuant to Rule 13a-15 (b) of the Securities and Exchange Act of 1934, as amended, or the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2010 due to a previously disclosed material weakness in our internal accounting controls. Specifically, our internal control over financial reporting was not effective at ensuring that financial reporting risks arising from complex and non-routine transactions were identified timely and that appropriate accounting policies for such transactions were selected and applied. This material weakness has resulted in adjustments to our interim preliminary consolidated financial statements that were not identified by us. These errors were not prevented or detected by our internal control over financial reporting which could have resulted in a material misstatement of our interim or year-end consolidated financial statements and disclosures.
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
PART II

Item 1.	Legal Proceedings.
In September 2008, we were named as one of a number of defendants in a lawsuit filed in the U.S. District Court for the Central District of California, Southern Division, by Igor Olenicoff, one of our former stockholders, and a company he controls. Also named were Timothy E. Vail (our former CEO and one of our directors), David Eichinger (our former CFO), and another one of our directors (collectively, we, Mr. Vail, Mr. Eichinger and the director are referred to as the “SES Defendants”), as well as UBS AG, Union Charter Ltd., and other persons who allegedly managed Mr. Olenicoff’s investments outside the U.S. The SES Defendants have been named in this lawsuit based primarily upon allegations that one of our former stockholders, Teflomi Trade & Trust, Inc., was a shell company formed for the purposes of holding Mr. Olenicoff’s assets overseas, and that the SES Defendants allegedly had knowledge of this arrangement. The claims initially asserted against the SES Defendants included, among others, securities fraud in violation of Rule 10b-5 under the Securities Act and the California state law equivalent, violations of the Racketeer Influenced and Corrupt Organizations Act, or RICO, common law fraud and negligent misrepresentation, breach of fiduciary duty, conspiracy and unfair business practices. On the SES Defendants’ motion, on July 31, 2009, the court issued an order dismissing the securities fraud claims as to each of the SES Defendants and the common law fraud, negligent misrepresentation claim and breach of fiduciary duty claims as to us, Mr. Vail and Mr. Eichinger. The court determined that certain other claims, including RICO, conspiracy and unfair business practices, were sufficiently pled and could proceed at this stage. Plaintiffs were given leave to amend and, on August 24, 2009, filed an amended complaint attempting to replead their securities fraud claims, and alleged a new claim for violation of the Uniform Commercial Code, or the UCC. In response, on September 23, 2009, the SES Defendants filed a motion to dismiss the securities fraud and UCC claims. The court heard oral argument on the SES Defendants’ motion to dismiss, and on various other defendants’ motions to dismiss, on November 9, 2009. On March 16, 2010, the court issued an order on the pending motions to dismiss, dismissing the securities fraud and UCC claims as to each of the SES Defendants. Thus, the claims that remain as to the SES Defendants collectively include violations of RICO, RICO conspiracy, unfair business practices, conversion and civil conspiracy; the claims that remain as to the individually named director include fraudulent misrepresentation, constructive fraud, negligent misrepresentation and breach of fiduciary duty. The SES Defendants filed their answer to these claims on April 22, 2010. With the pleadings now resolved, the case is moving forward with respect to those claims the court has allowed to remain in the case. The court has set a trial date of February 7, 2012. The SES Defendants believe the claims alleged against them to be without merit and intend to continue to vigorously defend all claims which are allowed to proceed in the court.

Item 1A.	Risk Factors.
Our common stock may be subject to delisting from the NASDAQ Stock Market.
On October 28, 2010, we a notification indicating that the minimum bid price of our common stock is not in compliance with the minimum bid price requirement for continued listing on the NASDAQ Stock Market (the “NASDAQ”). We have a grace period until April 26, 2011 in which to regain compliance with the minimum bid price rule. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during this grace period. If we do not regain compliance before April 26, 2011, the NASDAQ stated that it will provide us with written notice that our securities are subject to delisting, although we may be able to appeal this decision. We actively monitor the price of our common stock and will consider all available options to regain compliance with the continued listing standards of the NASDAQ.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	[Removed and Reserved.]

Item 5.	Other Information.
None.

Forward-Looking Statements.
This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. All statements other than statements of historical fact are forward-looking statements. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected. Among those risks, trends and uncertainties are our early stage of development, our estimate of the sufficiency of existing capital sources, our ability to successfully develop our licensing business, our ability to raise additional capital to fund cash requirements for future investments and operations, our ability to reduce operating costs, the limited history and viability of our technology, the effect of the current international financial crisis on our business, commodity prices and the availability and terms of financing opportunities, our results of operations in foreign countries and our ability to diversify, our ability to maintain production from our first plant in the ZZ Joint Venture, our ability to complete the expansion of the Zao Zhuang project, our ability to obtain the necessary approvals and permits for our Yima project and other future projects, our estimated timetables for achieving mechanical completion and commencing commercial operations for the Yima project, our ability to negotiate the terms of the conversion of the Yima project from methanol to glycol and the sufficiency of internal controls and procedures. Although we believe that in making such forward-looking statements our expectations are based upon reasonable assumptions, such statements may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. We cannot assure you that the assumptions upon which these statements are based will prove to have been correct.
When used in this Form 10-Q, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons, including those discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2010, as well as in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Form 10-Q.
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

Item 6.	Exhibits

Number		Description of Exhibits

10.1		Letter Agreement between the Company and Don Bunnell dated October 15, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 15, 2010).

31.1	*	Certification of Chief Executive Officer of Synthesis Energy Systems, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	*	Certification of Chief Financial Officer of Synthesis Energy Systems, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	*
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNTHESIS ENERGY SYSTEMS, INC.
Date: November 12, 2010	By:	/s/ Robert Rigdon
Robert Rigdon
President and Chief Executive Officer

Date: November 12, 2010	By:	/s/ Kevin Kelly
Kevin Kelly
Chief Accounting Officer, Controller and Secretary