Form 10-Q
period 2010-12-31
SYNTHESIS ENERGY SYSTEMS INC
filed 2011-02-14
CIK 1375063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from:                      to:
Commission file number: 001-33522

SYNTHESIS ENERGY SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-2110031
(State of Incorporation)	(I.R.S. Employer Identification No.)

Three Riverway, Suite 300, Houston, Texas	77056
(Address of principal executive offices)	(Zip code)

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
Yes ☐      No ☑
As of February 8, 2011 there were 48,428,762 shares of the registrant’s common stock, par value $.01 per share, outstanding.

i

PART I
Item 1. Financial Statements
SYNTHESIS ENERGY SYSTEMS, INC.
(A Development Stage Enterprise)
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	December 31,	June 30,
	2010	2010
ASSETS
Current assets:
Cash and cash equivalents	$34,174	$42,573
Accounts receivable	2,554	2,672
Prepaid expenses and other currents assets	1,393	1,875
Inventory	1,037	983

Total current assets	39,158	48,103

Construction-in-progress	427	565
Property, plant and equipment, net	35,067	35,316
Intangible asset, net	1,256	1,272
Investment in Yima joint ventures	32,932	32,430
Other long-term assets	3,011	2,895

Total assets	$111,851	$120,581

LIABILITIES AND EQUITY
Current liabilities:
Accrued expenses and accounts payable	$5,244	$7,008
Deferred revenue	497	522
Current portion of long-term bank loan	2,325	2,268

Total current liabilities	8,066	9,798
Long-term bank loan	5,753	6,744

Total liabilities	13,819	16,542
Equity:
Common stock, $0.01 par value: 200,000 shares authorized: 48,429 and 48,337 shares issued and outstanding, respectively	484	483
Additional paid-in capital	199,030	198,720
Deficit accumulated during development stage	(103,752)	(96,449)
Accumulated other comprehensive income	2,880	1,836

Total stockholders’ equity	98,642	104,590
Noncontrolling interests in subsidiaries	(610)	(551)

Total equity	98,032	104,039

Total liabilities and equity	$111,851	$120,581

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.
(A Development Stage Enterprise)
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	December 31,
	2010	2009

Revenue:
Product sales and other — related parties	$2,579	$2,461
Technology licensing and related services	302	—
Other	—	146

Total revenue	2,881	2,607

Costs and Expenses:
Costs of sales and plant operating expenses	2,564	2,609
General and administrative expenses	3,131	2,922
Project and technical development expenses	44	535
Asset impairment losses	—	6,575
Stock-based compensation expense	37	366
Depreciation and amortization	650	720

Total costs and expenses	6,426	13,727

Operating loss	(3,545)	(11,120)

Non-operating (income) expense:
Equity in losses of Yima joint ventures	172	50
Foreign currency gains	(242)	(1)
Interest income	(51)	(13)
Interest expense	170	164

Net loss	(3,594)	(11,320)

Less: net loss attributable to noncontrolling interests	33	3,121

Net loss attributable to stockholders	$(3,561)	$(8,199)

Net loss per share:
Basic and diluted	$(0.07)	$(0.17)

Weighted average common shares outstanding:
Basic and diluted	48,429	48,183

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.
(A Development Stage Enterprise)
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

			November 4, 2003
	Six Months Ended		(inception) to
	December 31,		December 31,
	2010	2009	2010

Revenue:
Product sales and other — related parties	$3,997	$4,697	$14,474
Technology licensing and related services	506	65	1,238
Other	—	146	521

Total revenue	4,503	4,908	16,233

Costs and Expenses:
Costs of sales and plant operating expenses	3,870	4,346	22,335
General and administrative expenses	6,318	6,005	55,771
Project and technical development expenses	129	1,555	11,185
Asset impairment losses	—	6,575	9,075
Stock-based compensation expense	264	964	20,024
Depreciation and amortization	1,330	1,442	8,341

Total costs and expenses	11,911	20,887	126,731

Operating loss	(7,408)	(15,979)	(110,498)

Non-operating (income) expense:
Equity in losses of Yima joint ventures	226	50	265
Foreign currency gains	(497)	(1)	(1,299)
Interest income	(91)	(52)	(2,969)
Interest expense	316	344	2,333

Net loss	(7,362)	(16,320)	(108,828)

Less: net loss attributable to noncontrolling interests	59	3,543	5,076

Net loss attributable to stockholders	$(7,303)	$(12,777)	$(103,752)

Net loss per share:
Basic and diluted	$(0.15)	$(0.27)	$(2.91)

Weighted average common shares outstanding:
Basic and diluted	48,390	48,183	35,679

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.
(A Development Stage Enterprise)
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

			November 4, 2003
	Six Months Ended		(inception) to
	December 31,		December 31,
	2010	2009	2010

Cash flows from operating activites:
Net loss	$(7,362)	$(16,320)	$(108,828)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	264	964	20,024
Depreciation of property, plant and equipment	1,220	1,323	7,385
Amortization of intangible and other assets	110	119	956
Equity in losses of Yima joint ventures	226	50	265
Foreign currency gains	(497)	(1)	(1,299)
Loss on disposal of property, plant and equipment	—	6	136
Asset impairment losses	—	6,575	9,075
Changes in operating assets and liabilities:
Accounts receivable	180	(1,029)	(2,483)
Prepaid expenses and other current assets	514	(252)	285
Inventory	(29)	(78)	(1,005)
Other long-term assets	(83)	61	(1,313)
Deferred revenue	(25)	—	497
Accrued expenses and payables	(1,733)	(581)	(755)

Net cash used in operating activities	(7,215)	(9,163)	(77,060)

Cash flows from investing activities:
Capital expenditures	(90)	(683)	(38,046)
Equity investment in Yima joint ventures	—	(29,288)	(30,788)
Purchase of marketable securities	—	—	(45,000)
Redemption of marketable securities	—	—	45,000
GTI license royalty — Yima joint ventures	—	—	(1,500)
ExxonMobil license royalty	—	—	(1,250)
Proceeds from sale of fixed assets	—	—	6
Restricted cash — redemptions of certificates of deposit	—	—	(379)
Amendment to GTI license rights	—	—	(500)
Purchase of land use rights	—	(181)	(1,896)
Receipt of Chinese governmental grant	—	—	556
Project prepayments	—	—	(3,210)

Net cash used in investing activities	(90)	(30,152)	(77,007)

Cash flows from financing activities:
Payments on long-term bank loan	(1,149)	(1,127)	(5,670)
Proceeds from long-term bank loan	—	—	12,081
Proceeds (costs) from issuance of common stock, net	—	—	174,981
Prepaid interest	—	—	(276)
Financing costs	—	—	(143)
Contributions from noncontrolling interest partners	—	840	4,456
Proceeds from exercise of stock options, net	47	63	812
Loans from shareholders	—	—	11

Net cash provided by (used in) financing activities	(1,102)	(224)	186,252

Net increase (decrease) in cash	(8,407)	(39,539)	32,185
Cash and cash equivalents, beginning of period	42,573	90,420	—
Effect of exchange rates on cash	8	(5)	1,989

Cash and cash equivalents, end of period	$34,174	$50,876	$34,174

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.
(A Development Stage Enterprise)
Consolidated Statement of Equity
(In thousands)

				Deficit
				Accumulated	Accumulated
	Common Stock			During the	Other	Non-
		Common	Additional	Development	Comprehensive	controlling
	Shares	Stock	Paid-in Capital	Stage	Income	Interest	Total

Balance at November 4, 2003 (inception)	100,000	$—	$—	$—	$—	$—	$—
Net loss for the period November 4, 2003 to June 30, 2004	—	—	—	—	—	—	—

Balance at June 30, 2004	100,000	—	—	—	—	—	—

Shares Forfeited in Merger	(94,000)	—	—	—	—	—	—
Shares Issued in Merger	21,000	—	—	—	—	—	—
Net loss	—	—	—	(358)	—	—	(358)
Investor contributions	—	264	236	—	—	—	500
Conversion of debt to equity	—	6	5	—	—	—	11
Net proceeds from private placement offering	1,030	10	2,474	—	—	—	2,484

Balance at June 30, 2005	28,030	280	2,715	(358)	—	—	2,637

Net loss	—	—	—	(5,183)	—	—	(5,183)
Net proceeds from private placement offering	970	10	2,378	—	—	—	2,388
Stock-based compensation	—	—	3,043	—	—	—	3,043
Adjustment related to return of shares	(4,353)	(44)	44	—	—	—	—

Balance at June 30, 2006	24,647	246	8,180	(5,541)	—	—	2,885

Net loss	—	—	—	(13,142)	—	(37)	(13,179)
Currency translation adjustment	—	—	—	—	175	—	175

Comprehensive loss	—	—	—	—	—	—	(13,004)
Contributions from noncontrolling interest partners	—	—	—	—	—	492	492
Net proceeds from private placement offering	3,346	34	16,126	—	—	—	16,160
Stock-based compensation	—	—	6,608	—	—	—	6,608
Shares issued for amended GTI license	191	2	1,374	—	—	—	1,376
Shares issued upon option exercise by Union Charter Financial	2,000	20	4,980	—	—	—	5,000
Stock grants to employees	4	—	33	—	—	—	33

Balance at June 30, 2007	30,188	302	37,301	(18,683)	175	455	19,550

Net loss	—	—	—	(27,442)	—	(610)	(28,052)
Currency translation adjustment	—	—	—	—	1,390	—	1,390

Comprehensive loss	—	—	—	—	—	—	(26,662)
Contributions from noncontrolling interest partners	—	—	—	—	—	3,124	3,124
Stock-based compensation	—	—	6,010	—	—	—	6,010
Exercise of stock options	92	1	564	—	—	—	565
Shares issued for GTI reservation use fee	278	3	2,497	—	—	—	2,500
Shares issued in public offerings	17,451	174	148,226	—	—	—	148,400
Stock grants to employees	2	—	19	—	—	—	19

Balance at June 30, 2008	48,011	480	194,617	(46,125)	1,565	2,969	153,506

Net loss	—	—	—	(28,576)	—	(703)	(29,279)
Currency translation adjustment	—	—	—	—	33	11	44

Comprehensive loss	—	—	—	—	—	—	(29,235)
Public offering costs	—	—	(107)	—	—	—	(107)
Stock-based compensation	—	—	1,869	—	—	—	1,869
Exercise of stock options	107	1	62	—	—	—	63

Balance at June 30, 2009	48,118	481	196,441	(74,701)	1,598	2,277	126,096

Net loss	—	—	—	(21,748)	—	(3,667)	(25,415)
Currency translation adjustment	—	—	—	—	238	—	238

Comprehensive loss	—	—	—	—	—	—	(25,177)
Contributions from noncontrolling interest partners	—	—	—	—	—	839	839
Stock-based compensation	—	—	2,179	—	—	—	2,179
Exercise of stock options	219	2	100	—	—	—	102

Balance at June 30, 2010	48,337	483	198,720	(96,449)	1,836	(551)	104,039

Net loss	—	—	—	(7,303)	—	(59)	(7,362)
Currency translation adjustment	—	—	—	—	1,044	—	1,044

Comprehensive loss	—	—	—	—	—	—	(6,318)
Stock-based compensation	—	—	264	—	—	—	264
Exercise of stock options	92	1	46	—	—	—	47

Balance at December 31, 2010	48,429	$484	$199,030	$(103,752)	$2,880	$(610)	$98,032

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Unaudited)
Note 1 — Summary of Significant Accounting Policies
(a) Organization and description of business
Synthesis Energy Systems, Inc. (“SES”), together with its wholly-owned and majority-owned controlled subsidiaries (collectively, the “Company”) is a development stage enterprise. The Company is an alternative energy technology company that provides advanced technology products and solutions to the energy and chemical industries. The Company builds, owns and operates coal gasification plants that utilize its proprietary U-GAS® fluidized bed gasification technology to convert low rank coal and coal wastes into higher value energy products. The Company provides licenses, equipment components, engineering services and product offerings related to the U-GAS® technology. The Company’s headquarters are located in Houston, Texas.
(b) Basis of presentation and principles of consolidation
The consolidated financial statements for the periods presented are unaudited and reflect all adjustments, consisting of normal recurring items, which management considers necessary for a fair presentation. Operating results for the six months ended December 31, 2010 are not necessarily indicative of results to be expected for the fiscal year ending June 30, 2011.
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

The Company has determined that the ZZ Joint Venture is a VIE and has determined that it is the primary beneficiary. In making the initial determination, the Company considered, among other items, the change in profit distribution between the Company and Hai Hua after 20 years. The expected negative variability in the fair value of the ZZ Joint Venture’s net assets was considered to be greater during the first 20 years of the ZZ Joint Venture’s life, which coincided with our original 95% profit/loss allocation, versus the latter 30 years in which the Company’s profit/loss allocation was to be reduced to 10%. As the result of an amendment to the ZZ Joint Venture agreement in 2010, the profit distribution percentages will remain in place after the first 20 years, providing further support to the determination that the Company is the primary beneficiary. In addition, the Company considered whether the terms of the syngas purchase and sale agreement with Hai Hua contained a lease. The factors considered included (i) the Company’s ability to operate and control the plant during the initial 20 years; and (ii) whether it was more than remote that one or more parties other than Hai Hua would purchase more than a minor amount (considered to be 10%) of the plant’s output during the term of the syngas purchase and sale agreement. Because the Company determined that the syngas purchase and sale agreement did not contain a lease, the Company accounts for the revenues from that agreement in accordance with the Company’s revenue recognition policy for product sales.
The following tables provide additional information on the ZZ Joint Venture’s assets and liabilities as of December 31, 2010 and June 30, 2010 which are consolidated within the Company’s consolidated balance sheets (in thousands):

	December 31, 2010
	Consolidated	ZZ Joint Venture (1)	% (2)

Current assets	$39,158	$4,165	11%
Long-term assets	72,693	37,440	52%

Total assets	$111,851	$41,605	37%

Current liabilities	$8,066	$3,681	46%
Long-term liabilities	5,753	5,753	100%
Equity	98,032	32,171	33%

Total liabilities and equity	$111,851	$41,605	37%

	June 30, 2010
	Consolidated	ZZ Joint Venture (1)	% (2)

Current assets	$48,103	$5,198	11%
Long-term assets	72,478	38,811	54%

Total assets	$120,581	$44,009	36%

Current liabilities	$9,798	$5,852	60%
Long-term liabilities	6,744	6,744	100%
Equity	104,039	31,413	30%

Total liabilities and equity	$120,581	$44,009	36%

(1)	Amounts reflect information for ZZ Joint Venture and exclude intercompany items.

(2)	ZZ Joint Venture’s percentage of the amount on the Company’s consolidated balance sheets.
The Company has determined that the Yima Joint Ventures are VIE’s and that Yima, the joint venture partner, is the primary beneficiary since Yima has a 75% ownership interest in the Yima Joint Ventures.
The Company has determined that the GC Joint Venture is a VIE and has determined that it is the primary beneficiary since the Company has a 51% ownership interest in the GC Joint Venture and since there are no qualitative factors that would preclude the Company from being deemed the primary beneficiary. Although the Company consolidates the GC Joint Venture in its consolidated financial statements, as of June 30, 2010 and December 31, 2010, there were no significant assets or liabilities that exist within the GC Joint Venture which would need to be included in the Company’s consolidated balance sheets.

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
The carrying value of the Company’s Other financial instruments including accounts receivable, accounts payable and long-term debt approximate their fair values.
The Company’s financial assets and liabilities are classified based on the lowest level of input that is significant for the fair value measurement. The following table summarizes the valuation of the Company’s financial assets and liabilities by pricing levels, as of December 31, 2010 and June 30, 2010 (in thousands):

	December 31, 2010
	Level 1	Level 2		Level 3	Total
Assets:
Certificates of Deposit	$—	$379	(1)	$—	$379
Money Market Funds	—	32,300	(2)	—	32,300

	June 30, 2010
	Level 1	Level 2		Level 3	Total
Assets:
Certificates of Deposit	$—	$379	(1)	$—	$379
Money Market Funds	—	38,624	(2)	—	38,624

(1)	Amount included in current assets on the Company’s consolidated balance sheets.

(2)	Amount included in cash and cash equivalents on the Company’s consolidated balance sheets.

(f) Comprehensive income (loss)
The Company’s comprehensive income (loss) was as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Net loss, as reported	$(3,594)	$(11,320)	$(7,362)	$(16,320)
Unrealized foreign currency translation adjustment	489	2	1,044	12

Comprehensive loss	(3,105)	(11,318)	(6,318)	(16,308)
Less comprehensive loss attributable to noncontrolling interests	33	3,121	59	3,543

Comprehensive loss attributable to the Company	$(3,072)	$(8,197)	$(6,259)	$(12,765)

Note 2 — Recently Issued Accounting Standards
In January 2010, the FASB issued an amendment to the disclosure requirement related to fair value measurements. The amendment requires new disclosures related to transfers in and out of Levels 1 and 2 and activity in Level 3 fair value measurements. A reporting entity is required to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. Additionally, in the reconciliation for fair value measurements in Level 3, a reporting entity must present separately information about purchases, sales, issuances and settlements (on a gross, rather than net, basis. The new disclosures were effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company does not anticipate that its adoption of this amendment will have a material effect on its financial position, results of operations or cash flows.
In June 2009, the FASB also issued an amendment to the accounting and disclosure requirements for the consolidation of VIEs. This amendment requires an enterprise to perform a qualitative analysis when determining whether or not it must consolidate a VIE. The amendment also requires an enterprise to continuously reassess whether it must consolidate a VIE. Additionally, the amendment requires enhanced disclosures about an enterprise’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the enterprise’s financial statements. Finally, enterprises are required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. This amendment was adopted by the Company effective as of July 1, 2010 and adoption of the standard has not impacted the entities which the Company consolidates. The only impact is additional disclosure in the financial statements. See Note 1 for disclosures regarding the Company’s involvement with VIEs.
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

In July 2010, the FASB issued guidance for the disclosures about the credit quality of financing receivables and the allowance for credit losses. This guidance amends existing disclosure guidance to require an entity to provide a greater level of disaggregated information about the credit quality of its financing receivables and its allowance for credit losses. This guidance is effective for fiscal and interim periods beginning after December 15, 2010. The Company will review the requirements under the standard to determine what impacts, if any, the adoption of the standard would have on its consolidated financial statements.
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
Note 3 — Current Projects
Zao Zhuang Joint Venture
Joint Venture Agreement
On July 6, 2006, the Company entered into a cooperative joint venture contract with Shandong Hai Hua Coal & Chemical Company Ltd. (“Hai Hua”), which established Synthesis Energy Systems (Zao Zhuang) New Gas Company Ltd. (the “ZZ Joint Venture”), a joint venture company that has the primary purposes of (i) developing, constructing and operating a syngas production plant utilizing the U-GAS® technology in Zao Zhuang City, Shandong Province, China and (ii) producing and selling syngas and the various byproducts of the plant, including ash and elemental sulphur. We own 95.5% of the ZZ Joint Venture and Hai Hua owns the remaining 4.5%. Under the original terms of the ZZ Joint Venture agreement, for the first 20 years after the commercial operation date of the plant, the net profits and losses of the ZZ Joint Venture were to be distributed to the Company and to Hai Hua based on the parties’ ownership interest. After the initial 20 years, the profit distribution percentages would be changed, with the Company receiving 10% of the net profits/losses of the ZZ Joint Venture and Hai Hua receiving 90%. As the result of an amendment to the ZZ Joint Venture agreement in 2010, the ownership percentages will remain in place after the initial 20 years. The Company consolidates the results of the ZZ Joint Venture in its consolidated financial statements.
Syngas Purchase and Sale Agreement
The ZZ Joint Venture is also party to a purchase and sale agreement with Hai Hua for syngas produced by the plant, whereby Hai Hua will pay the ZZ Joint Venture an energy fee and capacity fee, as described below, based on the syngas production. The syngas to be purchased by Hai Hua is subject to certain quality component requirements set forth in the contract. In late December 2008, the plant declared commercial operations status for purposes of the purchase and sale agreement. The energy fee is a per normal cubic meters, or Ncum, of syngas calculation based on a formula which factors in the monthly averages of the prices of design base coal, coke, coke oven gas, power, steam and water, all of which are components used in the production of syngas. The capacity fee is paid based on the capacity of the plant to produce syngas, factoring in the number of hours (i) of production and (ii) of capability of production as compared to the guaranteed capacity of the plant, which for purposes of the contract is 22,000 Ncum per hour of net syngas. Hai Hua is obligated to pay the capacity fee regardless of whether they use the gasification capacity, subject only to availability of the plant, quality of the syngas and exceptions for certain events of force majeure. Due to worldwide reductions in methanol prices, as well as realiability issues with respect to Hai Hua’s plant, Hai Hua has operated at a reduced rate of syngas consumption. Hai Hua used approximately 35% to 45% of the syngas guarantee capacity during 2009 and 2010. The amount of syngas consumption has not yet been determined for 2011.

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
To date, Hai Hua has been unable to offtake the volume of syngas originally expected for the original plant design and the plant has incurred operating losses. The Company does not foresee this situation changing significantly in the near term, although Hai Hua has indicated that they may be able to increase their syngas consumption if the Company is able to alter the composition of the produced syngas to fit Hai Hua’s needs. In an effort to improve the return on its investment in this plant, the company is evaluating alternative products and partnership structures for a possible expansion of the ZZ Joint Venture plant. The Company does not expect any additional equity for an expansion would be required from the Company as it continues to expect to contribute its 95.5% equity interest toward the expansion with third parties contributing all the additional required equity to expand the plant. In February 2010, the Company received the necessary government approval for the expansion. This approval, along with the previously received environmental approvals, are the key approvals required to commence execution of the expansion and also describe certain terms of the expansion project, including but not limited to, its use of land, the main additional facilities required and the use of the existing facilities. The scope of the expansion is still under evaluation. The local government has expressed strong support for this expansion project and has executed a letter of intent allowing a new state-owned local coal mine to be used as a debt guarantee. The letter of intent also contemplates providing discounted coal to the project from this local coal mine. The Company is in discussions with several potential partners on this expansion.
Due to the business climate, the recessionary trends that have significantly affected commodity prices including methanol, and the ZZ Joint Venture plant’s operating losses to-date, the Company believed an impairment assessment of the plant’s assets was warranted. As of December 31, 2010, the Company performed an analysis of this project and has determined that these assets were not impaired based upon management’s estimated cash flow projections for the project. If the Company is not successful in improving the ZZ Joint Venture’s profitability, or if management’s estimated cash flow projections for these assets decrease, or if Hai Hua does not make its required payments, the plant’s assets could become impaired.

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
•
Interest is adjusted annually based upon the standard rate announced each year by the People’s Bank of China, and as of December 31, 2010, the applicable interest rate was 5.94% and is payable monthly;

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
As of December 31, 2010, the ZZ Joint Venture was in compliance with all covenants and obligations under the Fixed Asset Loan Contract.
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

During the three months ended September 30, 2010, Yima expressed their intent to convert the existing project from methanol production to glycol production. Yima has communicated their belief that the prospect for strong economic performance of the plant can be improved by modifying the backend of the project to make glycol. In addition, Yima has acquired a nearby coal to methanol facility and is looking to diversify and sees glycol as a potentially more profitable alternative. The Company has indicated to Yima that it would be willing to support this scope change if both parties can agree upon appropriate modifications to the joint venture contracts that can improve the Company’s overall risk and return without requiring any additional capital investment from the Company. Yima’s project management team believes that the project’s syngas production facilities will be brought online in mid-2012 as per the original schedule for commercial operation. Although the schedule for glycol production is currently under evaluation, Yima is taking steps to connect the syngas production facility with their east and west coal chemical zones to provide an outlet for syngas sales prior to glycol production. The Company is continuing to have discussions with Yima to restructure the agreements as necessary to achieve these goals.
Construction activities are currently underway and contractors have been selected for the project’s engineering and piping and equipment installation work. Equipment procurement is also underway and a gasifier fabricator has been selected. Other major equipment purchase contracts are currently out for bidding. The remaining construction and commissioning for the project’s syngas production facilities is expected to take approximately eighteen additional months. Yima is the project management leader for the project and has indicated their belief that the change in the scope of the project would not delay this schedule; however, the construction of the methanol portion of the plant is on hold pending the revisions for the possible glycol production. Based on the project’s current scope of methanol only, the current estimate of the total required capital of the project is approximately $250 million. The remaining capital for the project is to be provided by project debt to be obtained by the Yima Joint Ventures. Yima has agreed to guarantee the project debt and the Company expects this guarantee will allow debt financing to be obtained from domestic Chinese banking sources. The Company has agreed to pledge to Yima its ownership interests in the joint ventures as security for its obligations under any project guarantee. In the event that the debt financing is not obtained, Yima has agreed to provide a loan to the joint ventures to satisfy the remaining capital needs of the project with terms comparable to current market rates at the time of the loan.
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

The Company’s equity in losses of the Yima Joint Ventures for the six months ended December 31, 2010 and 2009 were $0.2 million and $50,000, respectively. The following table presents summarized unconsolidated financial information for the Yima Joint Ventures (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Income statement data:

Revenue	$—	$—	$—	$—
Operating loss	764	499	1,036	499
Net loss	687	198	903	198

	December 31,	June 30,
	2010	2010
Balance sheet data:

Current assets	$97,656	$118,073
Noncurrent assets	34,084	11,694
Current liabilities	21,516	6,046
Noncurrent liabilities	—	—
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
The Company continues to seek development partners for this project and has shifted its focus to include end products such as SNG, glycol, olefins, methanol and DME that can be economically produced from local low rank coal when utilizing the U-GAS® technology and which are of strategic interest to possible partners in China, including state owned, private and publicly traded gas companies. The Company has also entered into a cooperation agreement with a local Chinese company who has assisted with obtaining certain necessary government approvals and who may desire to continue the development of the project.
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

Note 5 — Stock-Based Compensation
As of December 31, 2010, the Company had outstanding stock option and restricted stock awards granted under the Company’s Amended and Restated 2005 Incentive Plan, as amended (the “Plan”) exercisable for 4,456,748 shares of common stock. As of December 31, 2010, 1,713,991 shares were authorized for future issuance pursuant to the Plan and $0.8 million of estimated expense with respect to non-vested stock-based awards has yet to be recognized.
Stock option activity during the six months ended December 31, 2010 was as follows:

Shares of Common
Stock Underlying
Stock Options

Outstanding at June 30, 2010	6,037,573
Granted	300,000
Exercised	(92,250)
Forfeited	(506,364)

Outstanding at December 31, 2010	5,738,959

Exercisable at December 31, 2010	4,456,748

The fair values for the stock options granted during the six months ended December 31, 2010 were estimated at the date of grant using a Black-Scholes-Morton option-pricing model with the following weighted-average assumptions.

Risk-free rate of return	2.03%
Expected life of award	6.25
Expected dividend yield	0%
Expected volatility of stock	101.84%
Weighted-average grant date fair value	$0.83
Note 6 — Net Loss Per Share
Historical net loss per share of common stock is computed using the weighted average number of shares of common stock outstanding. Basic loss per share excludes dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Stock options are the only potential dilutive share equivalents the Company has outstanding for the periods presented. For the six months ended December 31, 2010 and 2009 and the period from November 4, 2003 (inception) to December 31, 2010, options to purchase common stock were excluded from the computation of diluted earnings per share as their effect would have been antidilutive as the Company incurred net losses during those periods.
Note 7 — Risks and Uncertainties
Any future decrease in economic activity in China, India or in other regions of the world, in which the Company may in the future do business, could significantly and adversely affect its results of operations and financial condition in a number of other ways. Any decline in economic conditions may reduce the demand or prices from the products from our plants. In addition, the market for commodities such as methanol has been under significant pressure and the Company is unsure of how much longer this pressure will continue. As a direct result of these trends, the Company’s ability to finance and develop its existing projects, commence any new projects and sell its products could be adversely impacted. Credit markets in China have also continued to tighten recently, as inflation has caused the Chinese government to raise interest rates for the third time in four months and there is evidence of similar trends in the Indian credit markets.

The Company will limit the development of any further projects until it has assurances that acceptable financing is available to complete such projects. In addition, as of December 31, 2010, Hai Hua is the Company’s only customer for syngas sales and as such, it is exposed to significant customer credit risk due to this concentration. The Company’s revenue and results of operations would be adversely affected if it is unable to retain Hai Hua as a customer or secure new customers. Even if the Company does obtain the necessary capital for its projects, the Company could face other delays in its projects due to additional approval requirements or due to unanticipated issues in the commissioning of such a project. These factors have led to the impairment of the GC Joint Venture’s assets and could lead to, among other things, the impairment of the Company’s significant assets, including its assets in the ZZ Joint Venture and its investment in the Yima Joint Ventures, and an inability to develop any further projects.
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
As of December 31, 2010, the Company was not in compliance with the minimum bid price requirement for continued listing on the NASDAQ Stock Market (the “NASDAQ”). The Company regained compliance with the minimum bid price rule during January 2011 as the closing bid price of the common stock met or exceed $1.00 per share for a minimum of ten consecutive business days during the grace period provided by NASDAQ.
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
Business Overview
We are a global energy and gasification technology company that provides products and solutions to the energy and chemical industries. Our strategy is to create value through providing technology and equipment in regions where low rank coals and biomass feedstocks can be profitably converted into high value products through our proprietary U-GAS® fluidized bed gasification technology. We do this through providing a proprietary technology package whereby we license U-GAS® technology rights to third parties, deliver an engineered technology package and provide proprietary equipment components to customers who have contracted to own and operate projects. In addition, we may (i) integrate our U-GAS® technology package with downstream technologies to provide a fully integrated offering where we may invest in projects either directly or through an investment partner, (ii) partner with engineering, equipment and technology companies to provide our U-GAS® technology package into an integrated modular product offering, (iii) provide technology to enable coal resources to be integrated together with our U-GAS® technology where the coal resources may be of little value without our U-GAS® conversion technology, or (iv) acquire or partner with owners of these coal resources to create more value and opportunity for us through the integration of our technology with the coal resources.
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
Our principal operating activities are currently in China, however, we are developing opportunities in other countries including the U.S., India, Europe, Australia and Vietnam, as well as other parts of Europe and Asia. Our ZZ Joint Venture project is our first commercial scale coal gasification plant located in Shandong Province, China and has been in operation since February 2008 and in commercial operation since December 2008. Our Yima project is currently under construction in Henan Province, China.

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

•
Leveraging our proprietary technology through licensing, equipment sales and related services to increase revenues and position us for future growth. We provide a proprietary technology package whereby we license U-GAS® technology rights to third parties, deliver an engineered technology package and provide proprietary equipment components to customers who have contracted to own and operate projects. We intend to focus on developing opportunities for our proprietary technology package whereby we may (i) integrate our U-GAS® technology package with downstream technologies to provide a fully integrated offering where we may invest in projects either directly or through an investment partner or (ii) may partner with engineering, equipment and technology companies to provide our U-GAS® technology package into an integrated modular product offering, which may include coal or biomass feedstocks for units producing power and fuels such as SNG, methanol to gasoline, or MTG, diesel and ethanol as well as methanol for gasoline blending. We anticipate that we can increase revenues through collecting technology licensing fees and royalties, engineering and technical service fees, as well as equipment product sales sold to customers who plan to own and operate projects and desire to incorporate our proprietary technology. We also believe that our licensing activities will provide additional insight into project development activities, which may allow us to make selective equity investments in such projects in the future, develop integrated, modular product offerings, or take options in projects for which we provide a license.

•
Expanding our relationships with strong strategic partners. Our efforts have been initially focused on facilities producing syngas, methanol and DME in China. We are expanding our relationships with our current partners and developing new relationships, including possible strategic joint ventures for specific markets, with partners that can help us expand our business. Such strategic relationships may include an investment in projects either directly by us or through an investment partner where U-GAS® plants may supply syngas to strategic customers via long-term offtake agreements. We are also developing new downstream coal-to-chemicals and coal-to-energy products which may expand our initial focus to include facilities producing SNG, MTG, glycol, power and reducing gas for the steel industry. We are exploring new markets for entry such as the U.S., India, Australia, Vietnam, and other parts of Europe and Asia.

•
Developing value where we have a competitive advantage and have access of rights to feedstock resources. We believe that we have the greatest competitive advantage using our U-GAS® technology in situations where there is a ready source of low rank, low cost coal, coal waste or biomass to utilize as a feedstock. We are focusing our efforts in countries with large low rank coal resources such as India, the U.S., China, Turkey and Australia. We are working to develop structured transactions that include securing options to these feedstock resources. For example, we are currently in discussions regarding several projects in Inner Mongolia, China where the provincial government is making coal resources available to the project owners which adds protection for the project from future coal cost increases, as well as potentially increasing project revenues. In these cases, we may provide technology to add value to coal resources which may be of little value without our U-GAS® conversion technology or may acquire or partner with owners of these resources to create more value and opportunity for us through the integration of our technology with the resources. Additionally, where strategic relationships and capital and/or financing is available, we may acquire an interest in such resources, including existing facilities or coal mines, where we could create value with our U-GAS® technology through securing greater access to feedstock.

•
Continue to develop and improve U-GAS® technology. We are continually seeking to improve the overall plant availability, plant efficiency rates and fuel handling capabilities of the existing U-GAS® gasification technology. We are continuing to work with our prospective customers to determine the suitability of their low rank coals for our U-GAS® technology through our proprietary coal characterization testing as well as selective commercial scale testing in our ZZ Joint Venture plant. In addition, we are growing our technology base through continued development of know-how with our engineering and technical staff, growing and protecting our trade secrets as well as through patenting improvements tested at our ZZ Joint Venture plant, and improvements resulting from integration of our technology with downstream processes. We have filed several patent applications relating to our improvements to the U-GAS® technology.

•
Grow earnings through increased revenues and control of expenses. We remain intently focused on control of our expenses while we grow revenues from our technology business. We believe our strategy will allow us to grow near term revenues to position us for sustainable long term growth. We intend to minimize project development expense on projects until we have assurances that acceptable financing is available to complete the project. Until we have such assurances, our strategy will be to operate using our current capital resources and to leverage the resources of strategic relationship or financing partners.

Results of Operations
We are in our development stage and therefore have had limited operations. We generated revenues of $4.5 million for the six months ended December 31, 2010 and $16.2 million since our inception in November 2003. We have sustained net losses of approximately $103.8 million since our inception. We have primarily financed our operations to date through private placements and two public offerings of our common stock.
Three Months Ended December 31, 2010 Compared to the Three Months Ended December 31, 2009
Revenue. Total revenue increased to $2.9 million for the three months ended December 31, 2010 from $2.6 million for the three months ended December 31, 2009.
Product sales were $2.6 million for the three months ended December 31, 2010 compared to $2.5 million for the three months ended December 31, 2009 and were derived from the sale of syngas and byproducts produced at the ZZ Joint Venture plant to Hai Hua. For the three months ended December 31, 2010 and 2009, the plant operated for 73% and 83% of the period, respectively. For both periods, the plant’s availability for production was 97%.
Technology licensing and related services revenues for the three months ended December 31, 2010 were $0.3 million which reflected the value of the coal contributed by Ambre Energy in exchange for testing at the ZZ Joint Venture plant. There were no technology licensing and related services revenues for the three month ended December 31, 2009.
There were no other revenues for the three months ended December 31, 2010 and there were $0.1 million other revenues for the three months ended December 31, 2009 and related to a sponsorship grant associated with lignite testing at ZZ Joint Venture plant.
Costs of product sales and plant operating expenses. Costs of product sales and plant operating expenses were $2.6 million for both of the three month periods ended December 31, 2010 and 2009. The decrease in coal consumption volume during the three months ended December 31, 2010 due to less operating time was offset by higher coal prices compared to the fiscal 2010 period. The improved gross margin for the three months ended December 31, 2010 resulted mainly from operating efficiencies at the plant and higher capacity and energy fee revenues.

General and administrative expenses. General and administrative expenses increased by $0.2 million to $3.1 million during the three months ended December 31, 2010 compared to $2.9 million during the three months ended December 31, 2009. The increase was primarily due to increased business development activities offset in part by a reduction in corporate personnel costs.
Project and technical development expenses. Project and technical development expenses were $44,000 and $0.1 million for the three months ended December 31, 2010 and 2009, respectively.
Stock-based compensation expense. Stock-based compensation expense decreased by $0.3 million to $37,000 for the three months ended December 31, 2010 compared to $0.4 million for the three months ended December 31, 2009. The decrease was principally due to forfeitures of certain awards and since the fair values of recent stock option awards is lower than the fair values of certain prior awards due to the decrease in the price of our common stock.
Depreciation and amortization. Depreciation and amortization expense were $0.7 million for the three months ended December 31, 2010 and 2009 and was primarily related to depreciation of our ZZ Joint Venture plant’s assets.
Equity in losses of Yima Joint Ventures. The equity in losses of the Yima Joint Ventures for the three months ended December 31, 2010 relates to our 25% share of the losses incurred by the Yima Joint Ventures. The losses are comprised of non-capitalizable costs incurred during the design and construction phase, offset in part, by interest income earned on invested funds contributed by us and Yima. The losses for the three months ended December 31, 2010 increased due to higher personnel and land lease related costs.
Foreign currency gain. During the three months ended December 31, 2010, we recognized a foreign currency gain of $0.2 million due to the appreciation of the Renminbi Yuan relative to the U.S. dollar.
Interest expense. Interest expense was $0.2 million for both of the three month periods ended December 31, 2010 and 2009. Our interest expense relates primarily to our long term debt comprised of the ZZ Joint Venture’s outstanding principal balance on its loan with the Industrial and Commercial Bank of China, or ICBC.
Six Months Ended December 31, 2010 Compared to the Six Months Ended December 31, 2009
Revenue. Total revenue decreased by $0.4 million to $4.5 million for the six months ended December 31, 2010 compared to $4.9 million for the six months ended December 31, 2009.
Product sales were $4.0 million for the six months ended December 31, 2010 compared to $4.1 million for the six months ended December 31, 2009 and were derived from the sale of syngas and byproducts produced at the ZZ Joint Venture plant to Hai Hua. For the six months ended December 31, 2010 and 2009, the plant operated for 52% and 69% of the period, respectively. For the six months ended December 31, 2010 and 2009, the plant’s availability for production was 99% and 98%, respectively.
Other related party revenues for the six months ended December 31, 2010 and 2009 were $0 and $0.6 million, respectively. The 2009 period’s related party revenue was generated from engineering services provided to the Yima Joint Ventures.
Technology licensing and related services revenues for the six months ended December 31, 2010 and 2009 were $0.5 million and $0.1 million, respectively, and were generated from the testing of coal at the ZZ Joint Venture plant, and other coal testing, feasibility studies and other technical services provided in association with our technology licensing business.

There were no other revenues for the six months ended December 31, 2010 and there were $0.1 million other revenues for the six months ended December 31, 2009 and were primarily for a sponsorship grant related to lignite testing at ZZ Joint Venture plant.
Costs of product sales and plant operating expenses. Costs of product sales and plant operating expenses decreased by $0.5 million to $3.9 million for the for the six months ended December 31, 2010 compared to $4.4 million for the six months ended December 31, 2009 due primarily to the decrease in production at the ZZ Joint Venture plant, offset in part, by higher coal prices during the fiscal 2011 period.
General and administrative expenses. General and administrative expenses increased by $0.3 million to $6.3 million during the six months ended December 31, 2010 compared to $6.0 million during the six months ended December 31, 2009. The increase was primarily due to royalties due to GTI during calendar year 2010 and increased travel and professional fees related to licensing and other business development activities, offset in part by a reduction in other corporate personnel costs.
Project and technical development expenses. Project and technical development expenses decreased to $0.1 million for the six months ended December 31, 2010 compared to $1.6 million for the six months ended December 31, 2009. Project development expenses for the six months ended December 31, 2009 included a $0.9 million charge for a consulting fee related to the financial closing of the Yima project.
Stock-based compensation expense. Stock-based compensation expense decreased to $0.3 million for the six months ended December 31, 2010 compared to $1.0 million for the six months ended December 31, 2009. The decrease was principally due to forfeitures of certain awards and since the fair values of recent stock option awards is lower than the fair values of certain prior awards due to the decrease in the price of our common stock.
Depreciation and amortization. Depreciation and amortization expense decreased by $0.1 million to $1.3 million for the six months ended December 31, 2010 compared to $1.4 million for the six months ended December 31, 2009 and was primarily related to depreciation of our ZZ Joint Venture plant’s assets.
Asset Impairment Loss. The asset impairment loss of $6.6 million during the six months ended December 31, 2009 related to the write-off of the long-lived assets of our joint venture with Golden Concord.
Equity in losses of Yima Joint Ventures. The equity in losses of the Yima Joint Ventures for the six months ended December 31, 2010 relates to our 25% share of the losses incurred by the Yima Joint Ventures. The losses ares comprised of non-capitalizable costs incurred during the design and construction phase, offset in part, by interest income earned on invested funds contributed by us and Yima. The losses for the six months ended December 31, 2010 increased due to higher personnel and land lease related costs.
Foreign currency gain. During the six months ended December 31, 2010, we recognized a foreign currency gain of $0.5 million due to the appreciation of the Renminbi Yuan relative to the U.S. dollar.
Interest expense. Interest expense was $0.3 million for both of the six month periods ended December 31, 2010 and 2009. Our interest expense relates primarily to our long term debt comprised of the ZZ Joint Venture’s outstanding principal balance on its loan with ICBC.
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

As of December 31, 2010, we had approximately $34.2 million in cash and cash equivalents and approximately $31.1 million of working capital available to us. During the six months ended December 31, 2010, cash flows used in operating activities were approximately $7.2 million. Additionally, we made the scheduled semi-annual principal payment of approximately $1.1 million on the ICBC loan during the six months ended December 31, 2010.
Zao Zhuang Joint Venture
Joint Venture Agreement
On July 6, 2006, we entered into a cooperative joint venture contract with Shandong Hai Hua Coal & Chemical Company Ltd., or Hai Hua, which established Synthesis Energy Systems (Zao Zhuang) New Gas Company Ltd., or the ZZ Joint Venture, a joint venture company that has the primary purposes of (i) developing, constructing and operating a syngas production plant utilizing the U-GAS® technology in Zao Zhuang City, Shandong Province, China and (ii) producing and selling syngas and the various byproducts of the plant, including ash and elemental sulphur. We own 95.5% of the ZZ Joint Venture and Hai Hua owns the remaining 4.5%. Under the original terms of the ZZ Joint Venture Agreement, for the first 20 years after the commercial operation date of the plant, the net profits and losses of the ZZ Joint Venture were to be distributed to us and to Hai Hua based on our ownership interest. After the initial 20 years, the profit distribution percentages would be changed, with us receiving 10% of the net profits/losses of the ZZ Joint Venture and Hai Hua receiving 90%. As the result of an amendment to the ZZ Joint Venture agreement in 2010, the ownership percentages will remain in place after the initial 20 years. We consolidate the results of the ZZ Joint Venture in our consolidated financial statements.
Syngas Purchase and Sale Agreement
The ZZ Joint Venture is also party to a purchase and sale agreement with Hai Hua for syngas produced by the plant, whereby Hai Hua will pay the ZZ Joint Venture an energy fee and capacity fee, as described below, based on the syngas production. The syngas to be purchased by Hai Hua is subject to certain quality component requirements set forth in the contract. In late December 2008, the plant declared commercial operations status for purposes of the purchase and sale agreement. The energy fee is a per normal cubic meters, or Ncum, of syngas calculation based on a formula which factors in the monthly averages of the prices of design base coal, coke, coke oven gas, power, steam and water, all of which are components used in the production of syngas. The capacity fee is paid based on the capacity of the plant to produce syngas, factoring in the number of hours (i) of production and (ii) of capability of production as compared to the guaranteed capacity of the plant, which for purposes of the contract is 22,000 Ncum per hour of net syngas. Hai Hua is obligated to pay the capacity fee regardless of whether they use the gasification capacity, subject only to availability of the plant, quality of the syngas and exceptions for certain events of force majeure. Due to worldwide reductions in methanol prices, as well as realiability issues with respect to Hai Hua’s plant,Hai Hua has operated at a reduced rate of syngas consumption. Hai Hua used approximately 35% to 45% of the syngas guarantee capacity during 2009 and 2010. The amount of syngas consumption has not yet been determined for 2011.

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
To date, Hai Hua has been unable to offtake the volume of syngas originally expected for the original plant design and the plant has incurred operating losses. We do not foresee Hai Hua’s volume offtake changing significantly in the near term, although Hai Hua has indicated that they may be able to increase their syngas consumption if we are able to alter the composition of the produced syngas to fit Hai Hua’s needs. In an effort to improve the return on our investment in this plant, we are evaluating alternative products and partnership structures for a possible expansion of the ZZ Joint Venture plant to produce products such as glycol. We do not expect any additional equity for an expansion would be required from us as we continue to expect to contribute our 95.5% equity interest toward the expansion with third parties contributing all the additional required equity to expand the plant. In February 2010, we received the necessary government approval for the expansion. This approval, along with the previously received environmental approvals, are the key approvals required for us to commence execution of the expansion and also describe certain terms of the expansion project, including but not limited to, its use of land, the main additional facilities required and the use of the existing facilities. The scope of the expansion is still under evaluation. We are also continuing to evaluate alternatives to improve the financial performance of the ZZ Joint Venture. The local government has expressed strong support for this expansion project and has executed a letter of intent allowing a new state-owned local coal mine to be used as a debt guarantee. The letter of intent also contemplates providing discounted coal to the project from this local coal mine. We are in discussions with several potential partners on this expansion.
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
During the three months ended September 30, 2010, Yima expressed their intent to convert the existing project from methanol production to glycol production. Yima has communicated their belief that the prospect for strong economic performance of the plant can be improved by modifying the backend of the project to make glycol. In addition, Yima has acquired a nearby coal to methanol facility and is looking to diversify and sees glycol as a potentially more profitable alternative. We have indicated to Yima that we would be willing to support this scope change if both parties can agree upon appropriate modifications to the joint venture contracts that can improve our overall risk and return without requiring any additional capital investment from us. Yima’s project management team believes that the project’s syngas production facilities will be brought online in mid-2012 as per the original schedule for commercial operation. Although the schedule for glycol production is currently under evaluation, Yima is taking steps to connect the syngas production facility with their east and west coal chemical zones to provide an outlet for syngas sales prior to glycol production. We are continuing to have discussions with Yima to restructure the agreements as necessary to achieve these goals.
Construction activities are currently underway and contractors have been selected for the project’s engineering and piping and equipment installation work. Equipment procurement is also underway and a gasifier fabricator has been selected. Other major equipment purchase contracts are currently out for bidding. The remaining construction and commissioning for the project’s syngas production facilities is expected to take approximately eighteen additional months. Yima is the project management leader for the project and has indicated their belief that the change in the scope of the project would not delay this schedule; however, the construction of the methanol portion of the plant is on hold pending the revisions for the possible glycol production. Based on the project’s current scope of methanol only, the current estimate of the total required capital of the project is approximately $250 million. The remaining capital for the project is to be provided by project debt to be obtained by the Yima Joint Ventures. Yima has agreed to guarantee the project debt and we expect this guarantee will allow debt financing to be obtained from domestic Chinese banking sources. We have agreed to pledge to Yima our ownership interests in the joint ventures as security for its obligations under any project guarantee. In the event that the debt financing is not obtained, Yima has agreed to provide a loan to the joint ventures to satisfy the remaining capital needs of the project with terms comparable to current market rates at the time of the loan.
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

We continue to seek development partners for this project and have shifted our focus to include end products such as SNG, glycol, olefins, methanol and DME that can be economically produced from local low rank coal when utilizing the U-GAS® technology and which are of strategic interest to possible partners in China, including state owned, private and publicly traded gas companies. We have also entered into a cooperation agreement with a local Chinese company who has assisted with obtaining certain necessary government approvals and who may desire to continue the development of the project.
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
We currently plan to use our available cash for (i) our general and administrative expenses; (ii) debt service related to the ZZ Joint Venture; (iii) working capital; (iv) project, third-party licensing and technical development expenses; and (v) general corporate purposes. The actual allocation of and the timing of the expenditures will be dependent on various factors, including changes in our strategic relationships, commodity prices and industry conditions, and other factors that we cannot currently predict. In particular, any future decrease in economic activity in China or in other regions of the world in which we may in the future do business could significantly and adversely affect our results of operations and financial condition in a number of other ways. In addition, the market for commodities such as methanol has been under significant pressure and we are unsure of how much longer this pressure will continue. As a direct result of these trends, our ability to finance and develop our existing projects, commence any new projects and sell our products could be adversely impacted.

We are pursuing possible U-GAS® licensing opportunities with third parties allowing us to build on our experience at the ZZ Joint Venture and our technology and engineering capability. In April 2010, we executed our first third party technology licensing agreement. Under this agreement, we are providing U-GAS® technology for a commercial scale biomass to biofuels project in the U.S. In addition we and the licensee entered into a separate multi-site agreement whereby the licensee has the option to license our biomass gasification technology for five additional commercial scale biomass to biofuels projects within North America. As part of the license agreement, we are providing the biomass gasification process design package, and may provide some key proprietary gasification system equipment components and technical services. We intend to place increased focus on development of licensing opportunities for our proprietary U-GAS® technology on a global basis with a focus on India, China, Turkey, the U.S., Australia and Vietnam, as well as other parts of Europe and Asia, due to their large low rank coal resources. For example, in December 2010, we completed the successful gasification of a low rank, high-ash coal from Ambre Energy in Australia. Low rank coals in Australia are generally difficult for traditional gasification processes to handle. Ambre Energy subsequently shipped approximately 3,000 tons of their coal to the ZZ Joint Venture plant for several days of gasification tests, which a group of their employees observed. The tests met all planned targets for coal conversion, gas production, and steady operation. As a result, Ambre Energy has agreed to move into the license negotiation stage for their planned coal to gasoline project in Australia utilizing our U-GAS® technology.
Our strategy is to create value by providing technology and equipment in regions where low rank coals and biomass feedstocks can be profitably converted into high value products through our proprietary U-GAS® fluidized bed gasification technology. We do this through providing a proprietary technology package whereby we license U-GAS® technology rights to third parties, deliver an engineered technology package and provide proprietary equipment components to customers who have contracted to own and operate projects. In the U.S., we believe there may be a near-term opportunity for us to leverage the capability of U-GAS® to efficiently gasify biomass to make renewable fuels. Today’s regulatory environment in the U.S. is favorable for these types of projects because increased environmental concerns are creating a market demand for renewable fuels and companies are under increasing pressure to reduce their carbon footprint. We anticipate that we can generate revenues through engineering and technical service fees, as well as licensing fees and royalties on products sold by our licensees that incorporate our proprietary technology without incurring the significant capital costs required to develop a plant. We also believe that our licensing activities will provide additional insight into project development activities, which may allow us to make selective equity investments in such projects in the future and also the development of integrated, modular product offerings. In addition, we are continuing to improve our technology in ways that we believe will improve our ability to further develop our licensing activities. For example, in December 2010, we successfully implemented our Fines Management System, or FMS, which is a new technology for which we have filed a patent that relates to recovering energy remaining in the fines resulting from the gasification process. With FMS, we believe that we can maximize the utilization of low rank coal in our U-GAS® -based gasifiers, and as a result, improve the cost advantages derived from using our technology.
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

We are actively pursuing project partners to invest in our projects’ development, including a different project scope and end product for the GC Joint Venture and the YIMA Joint Ventures and for the possible expansion of the ZZ Joint Venture plant. Our Yima project is under construction and Yima is the project management leader for the project. During the three months ended September 30, 2010, Yima indicated their intent to convert the existing project from methanol production to glycol production. Yima has expressed their belief that the prospect for strong economic performance of the plant can be improved by modifying the backend of the project to make glycol. In addition, Yima has acquired a nearby coal to methanol facility and is looking to diversify and sees glycol as a potentially more profitable alternative. We have indicated to Yima that we would be willing to support this scope change if both parties can agree upon appropriate modifications to the joint venture contracts that can improve our overall risk and return without requiring any additional capital investment from us. Yima’s project management team believes that the project’s syngas production facilities will be brought online in mid-2012 as per the original schedule for commercial operation. Although the schedule for glycol production is currently under evaluation, Yima is taking steps to connect the syngas production facility with their east and west coal chemical zones to provide an outlet for syngas sales prior to glycol production. We are continuing to have discussions with Yima to restructure the agreements as necessary to achieve these goals.
We believe that improving the financial performance and reducing the operating costs of the ZZ Joint Venture plant are critical to improving our financial performance and we believe one method to achieve this improvement is through the expansion of the plant to produce products such as glycol. To date, Hai Hua has been unable to offtake the volume of syngas originally expected for the original plant design and the plant has incurred operating losses. We do not foresee this situation changing significantly in the near term, although Hai Hua has indicated that they may be able to increase to a higher gasifier utilization if we are able to alter the composition of our syngas to fit their needs. In an effort to improve the return on our investment in this plant, we are evaluating alternative products and partnership structures for a possible expansion of the ZZ Joint Venture plant to produce products such as glycol. We do not expect any additional equity for an expansion would be required from us as we continue to expect to contribute our 95.5% equity interest toward the expansion with third parties contributing all the additional required equity to expand the plant. We are in discussions with several potential partners on this expansion. In February 2010, we received the necessary government approval for the expansion. This approval, along with the previously received environmental approvals, are the key approvals required for us to commence execution of the expansion and also describe certain terms of the expansion project, including but not limiting to, its use of land, the main additional facilities required and the use of the existing facilities. The scope of the expansion is still under evaluation. In addition, our successful commercial-scale demonstration at the Zao Zhuang plant using lignite coal from the Inner Mongolia region of China was a significant milestone for us and our U-GAS® technology as it demonstrated our ability to efficiently process lignite coal. As a result of the lignite demonstration, we have seen a large increase in visits to our Zao Zhuang plant from potential customers and partners. We intend to continue to leverage our success to date at the ZZ Joint Venture in our ongoing business development efforts, including through further visits from senior executives of possible customers and partners, as well as government officials, from China, India, Australia, Vietnam and the United States.
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

We will limit the development of any further projects until we have assurances that acceptable financing is available to complete the project. For example, credit markets in China have also continued to tighten recently, as inflation has caused the Chinese government to raise interest rates for the third time in four months and there is evidence of similar trends in the Indian credit markets. However, we will pursue the development of selective projects with strong and credible partners or off-takers where we believe equity and debt can be raised or where we believe we can attract a financial partner to participate in the project. As of December 31, 2010, we had approximately $34.2 million in cash and cash equivalents and approximately $31.1 million of working capital available to us. During the six months ended December 31, 2010, cash flows used in operating activities were approximately $7.2 million. Additionally, we made the scheduled semi-annual principal payment of approximately $1.1 million on the ICBC loan during the six months ended December 31, 2010. We may need to raise additional capital through equity and debt financing for any new projects that are developed, to support our existing projects and possible expansions thereof and for our corporate general and administrative expenses. We cannot provide any assurance that any financing will be available to us in the future on acceptable terms or at all. Any such financing could be dilutive to our existing stockholders. If we cannot raise required funds on acceptable terms, we may not be able to, among other things, (i) maintain our general and administrative expenses at current levels; (ii) successfully develop our licensing and related service business; (iii) negotiate and enter into new gasification plant development contracts and licensing agreements; (iv) expand our operations; (v) hire and train new employees; or (vi) respond to competitive pressures or unanticipated capital requirements.
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
ZZ Joint Venture Plant Impairment Analysis
The ZZ Joint Venture plant has operated at limited capacity and is expected to continue operating at reduced capacity due to the depressed methanol market. The reduced capacity at the ZZ Joint Venture plant has contributed to the plant’s operating losses. In addition to funding these operating losses, we are funding the debt service for the ZZ Joint Venture. We are in the process of implementing operational measures, pursuing additional customers and evaluating strategies to reduce the ZZ Joint Venture’s losses and improve its financial performance including the possible expansion of the plant to produce other products. If an expansion of the ZZ Joint Venture plant were to be developed, we would expect to contribute our interest in the ZZ Joint Venture to the project without significant additional cash investment by us. If we are not successful in improving the ZZ Joint Venture’s profitability, or if management’s estimated cash flow projections for these assets decrease, or if Hai Hua does not make its required payments, the plant’s assets could become impaired. As of December 31, 2010, we have determined that these assets were not impaired.

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
Foreign currency risk
We conduct operations in China and our functional currency in China is the Renminbi Yuan. Our financial statements are expressed in U.S. dollars and will be negatively affected if foreign currencies, such as the Renminbi Yuan, depreciate relative to the U.S. dollar. In addition, our currency exchange losses may be magnified by exchange control regulations in China or other countries that restrict our ability to convert into U.S. dollars. The People’s Bank of China, the monetary authority in China, sets the spot rate of the Renminbi Yuan, and may also use a variety of techniques, such as intervention by its central bank or imposition of regulatory controls or taxes, to affect the exchange rate relative to the U.S. dollar. In the future, the Chinese government may also issue a new currency to replace its existing currency or alter the exchange rate or relative exchange characteristics by devaluation or revaluation of the Renminbi Yuan in ways that may be adverse to our interests.

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
Interest rate risk
We are exposed to interest rate risk through our loan with ICBC. Interest under this loan is adjusted annually based upon the standard rate announced each year by the People’s Bank of China. As of December 31, 2010, the applicable interest rate was 5.94%. We could also be exposed to the risk of rising interest rates through our future borrowing activities. This is an inherent risk as borrowings mature and are renewed at then current market rates. The extent of this risk as to our ICBC loan, or any future borrowings, is not quantifiable or predictable because of the variability of future interest rates.
Customer credit risk
When our projects progress to commercial production, we will be exposed to the risk of financial non-performance by customers. To manage customer credit risk, we intend to monitor credit ratings of customers and seek to minimize exposure to any one customer where other customers are readily available. As of December 31, 2010, Hai Hua, a related party, is our only customer for syngas sales and as such, we are exposed to significant customer credit risk due to this concentration. Our revenue and results of operations would be adversely affected if we are unable to retain Hai Hua as a customer and secure new customers.
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
Our management, with the participation of the Chief Executive Officer and the Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010 pursuant to Rule 13a-15 (b) of the Securities and Exchange Act of 1934, as amended, or the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2010 due to a previously disclosed material weakness in our internal accounting controls. Specifically, our internal control over financial reporting was not effective at ensuring that financial reporting risks arising from complex and non-routine transactions were identified timely and that appropriate accounting policies for such transactions were selected and applied. This material weakness has resulted in adjustments to our interim preliminary consolidated financial statements that were not identified by us. These errors were not prevented or detected by our internal control over financial reporting which could have resulted in a material misstatement of our interim or year-end consolidated financial statements and disclosures.

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
None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. [Removed and Reserved.]
Item 5. Other Information.
None.
Forward-Looking Statements
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

SYNTHESIS ENERGY SYSTEMS, INC.
Date: February 11, 2011	By:	/s/ Robert Rigdon
Robert Rigdon
President and Chief Executive Officer

Date: February 11, 2011	By:	/s/ Kevin Kelly
Kevin Kelly
Chief Accounting Officer, Controller and Secretary