Form 10-Q
period 2011-03-31
SYNTHESIS ENERGY SYSTEMS INC
filed 2011-05-13
CIK 1375063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from: _________ to: __________
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
As of May 9, 2011 there were 48,627,998 shares of the registrant’s common stock, par value $.01 per share, outstanding.

Page

PART 1. Financial Information

Item 1. Financial Statements	1

Consolidated Balance Sheets as of March 31, 2011 and June 30, 2010 (unaudited)	1

Consolidated Statements of Operations for the Three Months Ended March 31, 2011 and 2010 (unaudited)	2

Consolidated Statements of Operations for the Nine Months Ended March 31, 2011 and 2010 and the period from November 4, 2003 (inception) to March 31, 2011 (unaudited)	3

Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2011 and 2010 and the period from November 4, 2003 (inception) to March 31, 2011 (unaudited)	4

Consolidated Statements of Equity for the period from November 4, 2003 (inception) to March 31, 2011 (unaudited)	5

Notes to the Consolidated Financial Statements (unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3. Quantitative and Qualitative Disclosure about Market Risk	36

Item 4. Controls and Procedures	37

PART II. Other Information

Item 1. Legal Proceedings	38

Item 1A. Risk Factors	38

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 3. Defaults Upon Senior Securities	38

Item 4. [Removed and Reserved.]	38

Item 5. Other Information	38

Item 6. Exhibits	40

EX-31.1
EX-31.2
EX-32.1
EX-32.2

i

PART I

Item 1.	Financial Statements
SYNTHESIS ENERGY SYSTEMS, INC.
(A Development Stage Enterprise)
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	March 31,	June 30,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$29,423	$42,573
Accounts receivable	2,591	2,672
Prepaid expenses and other currents assets	1,667	1,875
Inventory	1,182	983

Total current assets	34,863	48,103

Construction-in-progress	433	565
Property, plant and equipment, net	34,830	35,316
Intangible asset, net	1,234	1,272
Investment in Yima joint ventures	33,190	32,430
Other long-term assets	2,938	2,895

Total assets	$107,488	$120,581

LIABILITIES AND EQUITY
Current liabilities:
Accrued expenses and accounts payable	$5,292	$7,008
Deferred revenue	—	522
Current portion of long-term bank loan	2,349	2,268

Total current liabilities	7,641	9,798

Long-term bank loan	4,637	6,744

Total liabilities	12,278	16,542
Equity:
Common stock, $0.01 par value: 200,000 shares authorized: 48,537 and 48,337 shares issued and outstanding, respectively	485	483
Additional paid-in capital	199,400	198,720
Deficit accumulated during development stage	(107,312)	(96,449)
Accumulated other comprehensive income	3,284	1,836

Total stockholders’ equity	95,857	104,590
Noncontrolling interests in subsidiaries	(647)	(551)

Total equity	95,210	104,039

Total liabilities and equity	$107,488	$120,581

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.
(A Development Stage Enterprise)
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010

Revenue:
Product sales and other — related parties	$2,626	$2,297
Technology licensing and related services	506	324

Total revenue	3,132	2,621

Costs and Expenses:
Costs of sales and plant operating expenses	2,384	2,736
General and administrative expenses	3,329	3,401
Project and technical development expenses	58	286
Stock-based compensation expense	312	741
Depreciation and amortization	653	666

Total costs and expenses	6,736	7,830

Operating loss	(3,604)	(5,209)

Non-operating (income) expense:
Equity in losses of Yima joint ventures	60	4
Foreign currency gains	(223)	—
Interest income	(41)	(38)
Interest expense	196	178

Net loss	(3,596)	(5,353)

Less: net loss attributable to noncontrolling interests	37	72

Net loss attributable to stockholders	$(3,559)	$(5,281)

Net loss per share:
Basic and diluted	$(0.07)	$(0.11)

Weighted average common shares outstanding:
Basic and diluted	48,429	48,198

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.
(A Development Stage Enterprise)
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

			November 4, 2003
	Nine Months Ended		(inception) to
	March 31,		March 31,
	2011	2010	2011

Revenue:
Product sales and other — related parties	$6,622	$6,993	$17,099
Technology licensing and related services	1,013	390	1,745
Other	—	146	521

Total revenue	7,635	7,529	19,365

Costs and Expenses:
Costs of sales and plant operating expenses	6,254	7,083	24,719
General and administrative expenses	9,646	9,403	59,100
Project and technical development expenses	187	1,840	11,242
Asset impairment losses	—	6,575	9,075
Stock-based compensation expense	577	1,706	20,337
Depreciation and amortization	1,983	2,107	8,993

Total costs and expenses	18,647	28,714	133,466

Operating loss	(11,012)	(21,185)	(114,101)

Non-operating (income) expense:
Equity in losses of Yima joint ventures	286	54	325
Foreign currency (gain) loss	(719)	1	(1,520)
Interest income	(132)	(90)	(3010)
Interest expense	512	522	2,529

Net loss	(10,959)	(21,672)	(112,425)

Less: net loss attributable to noncontrolling interests	96	3,614	5,113

Net loss attributable to stockholders	$(10,863)	$(18,058)	$(107,312)

Net loss per share:
Basic and diluted	$(0.22)	$(0.37)	$(2.97)

Weighted average common shares outstanding:
Basic and diluted	48,403	48,228	36,110

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.
(A Development Stage Enterprise)
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

			November 4, 2003
	Nine Months Ended		(inception) to
	March 31,		March 31,
	2011	2010	2011

Cash flows from operating activites:
Net loss	$(10,959)	$(21,672)	$(112,425)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	577	1,706	20,337
Depreciation of property, plant and equipment	1,818	1,933	7,982
Amortization of intangible and other assets	165	174	1,011
Equity in losses of Yima joint ventures	286	54	325
Foreign currency gains	(719)	—	(1,520)
Loss on disposal of property, plant and equipment	—	3	136
Asset impairment losses	—	6,575	9,075
Changes in operating assets and liabilities:
Accounts receivable	168	(2,050)	(2,495)
Prepaid expenses and other current assets	254	77	24
Inventory	(164)	(101)	(1,141)
Other long-term assets	(13)	77	(1,243)
Deferred revenue	(522)	—	—
Accrued expenses and payables	(1,750)	124	(771)

Net cash used in operating activities	(10,859)	(13,100)	(80,705)

Cash flows from investing activities:
Capital expenditures	(55)	(695)	(38,011)
Equity investment in Yima joint ventures	—	(29,288)	(30,788)
Purchase of marketable securities	—	—	(45,000)
Redemption of marketable securities	—	—	45,000
GTI license royalty — Yima joint ventures	—	—	(1,500)
ExxonMobil license royalty	—	—	(1,250)
Proceeds from sale of fixed assets	—	—	7
Restricted cash — redemptions of certificates of deposit	—	50	(379)
Amendment to GTI license rights	—	—	(500)
Purchase of land use rights	—	(181)	(1,896)
Receipt of Chinese governmental grant	—	—	556
Project prepayments	—	—	(3,210)

Net cash used in investing activities	(55)	(30,114)	(76,971)

Cash flows from financing activities:
Payments on long-term bank loan	(2,351)	(2,256)	(6,872)
Proceeds from long-term bank loan	—	—	12,081
Proceeds from exercise of stock options, net	105	71	870
Proceeds from issuance of common stock, net	—	—	174,981
Prepaid interest	—	—	(276)
Financing costs	—	—	(143)
Contributions from noncontrolling interest partners	—	839	4,456
Loans from shareholders	—	—	11

Net cash provided by (used in) financing activities	(2,246)	(1,346)	185,108

Effect of exchange rates on cash	10	(11)	1,991

Net increase (decrease) in cash	(13,150)	(44,571)	29,423
Cash and cash equivalents, beginning of period	42,573	90,420	—

Cash and cash equivalents, end of period	$29,423	$45,849	$29,423

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.
(A Development Stage Enterprise)
Consolidated Statement of Equity
(In thousands)

				Deficit
				Accumulated	Accumulated
	Common Stock			During the	Other	Non-
		Common	Additional	Development	Comprehensive	controlling
	Shares	Stock	Paid-in Capital	Stage	Income	Interest	Total
Balance at November 4, 2003 (inception)	100,000	$—	$—	$—	$—	$—	$—
Net loss for the period November 4, 2003 to June 30, 2004	—	—	—	—	—	—	—

Balance at June 30, 2004	100,000	—	—	—	—	—	—

Shares Forfeited in Merger	(94,000)	—	—	—	—	—	—
Shares Issued in Merger	21,000	—	—	—	—	—	—
Net loss	—	—	—	(358)	—	—	(358)
Investor contributions	—	264	236	—	—	—	500
Conversion of debt to equity	—	6	5	—	—	—	11
Net proceeds from private placement offering	1,030	10	2,474	—	—	—	2,484

Balance at June 30, 2005	28,030	280	2,715	(358)	—	—	2,637

Net loss	—	—	—	(5,183)	—	—	(5,183)
Net proceeds from private placement offering	970	10	2,378	—	—	—	2,388
Stock-based compensation	—	—	3,043	—	—	—	3,043
Adjustment related to return of shares	(4,353)	(44)	44	—	—	—	—

Balance at June 30, 2006	24,647	246	8,180	(5,541)	—	—	2,885

Net loss	—	—	—	(13,142)	—	(37)	(13,179)
Currency translation adjustment	—	—	—	—	175	—	175

Comprehensive loss	—	—	—	—	—	—	(13,004)
Contributions from noncontrolling interest partners	—	—	—	—	—	492	492
Net proceeds from private placement offering	3,346	34	16,126	—	—	—	16,160
Stock-based compensation	—	—	6,608	—	—	—	6,608
Shares issued for amended GTI license	191	2	1,374	—	—	—	1,376
Shares issued upon option exercise by Union Charter Financial	2,000	20	4,980	—	—	—	5,000
Stock grants to employees	4	—	33	—	—	—	33

Balance at June 30, 2007	30,188	302	37,301	(18,683)	175	455	19,550

Net loss	—	—	—	(27,442)	—	(610)	(28,052)
Currency translation adjustment	—	—	—	—	1,390	—	1,390

Comprehensive loss	—	—	—	—	—	—	(26,662)
Contributions from noncontrolling interest partners	—	—	—	—	—	3,124	3,124
Stock-based compensation	—	—	6,010	—	—	—	6,010
Exercise of stock options	92	1	564	—	—	—	565
Shares issued for GTI reservation use fee	278	3	2,497	—	—	—	2,500
Shares issued in public offerings	17,451	174	148,226	—	—	—	148,400
Stock grants to employees	2	—	19	—	—	—	19

Balance at June 30, 2008	48,011	480	194,617	(46,125)	1,565	2,969	153,506

Net loss	—	—	—	(28,576)	—	(703)	(29,279)
Currency translation adjustment	—	—	—	—	33	11	44

Comprehensive loss	—	—	—	—	—	—	(29,235)
Public offering costs	—	—	(107)	—	—	—	(107)
Stock-based compensation	—	—	1,869	—	—	—	1,869
Exercise of stock options	107	1	62	—	—	—	63

Balance at June 30, 2009	48,118	481	196,441	(74,701)	1,598	2,277	126,096

Net loss	—	—	—	(21,748)	—	(3,667)	(25,415)
Currency translation adjustment	—	—	—	—	238	—	238

Comprehensive loss	—	—	—	—	—	—	(25,177)
Contributions from noncontrolling interest partners	—	—	—	—	—	839	839
Stock-based compensation	—	—	2,179	—	—	—	2,179
Exercise of stock options	219	2	100	—	—	—	102

Balance at June 30, 2010	48,337	483	198,720	(96,449)	1,836	(551)	104,039

Net loss	—	—	—	(10,863)	—	(96)	(10,959)
Currency translation adjustment	—	—	—	—	1,448	—	1,448

Comprehensive loss	—	—	—	—	—	—	(9,511)
Stock-based compensation	—	—	577	—	—	—	577
Exercise of stock options	200	2	103	—	—	—	105

Balance at March 31, 2011	48,537	$485	$199,400	$(107,312)	$3,284	$(647)	$95,210

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
(b) Basis of presentation and principles of consolidation
The consolidated financial statements for the periods presented are unaudited and reflect all adjustments, consisting of normal recurring items, which management considers necessary for a fair statement. Operating results for the nine months ended March 31, 2011 are not necessarily indicative of results to be expected for the fiscal year ending June 30, 2011.
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
(c) Accounting for Variable Interest Entities (“VIEs”) and Financial Statement Consolidation Criteria
The joint ventures which the Company enters into may be considered VIEs. The Company consolidates all VIEs where it is the primary beneficiary. This determination is made at the inception of the Company’s involvement with the VIE and is continuously assessed. The Company considers qualitative factors and forms a conclusion that the Company, or another interest holder, has a controlling financial interest in the VIE and, if so, whether it is the primary beneficiary. In order to determine the primary beneficiary, the Company considers who has the power to direct activities of the VIE that most significantly impacts the VIE’s performance and has an obligation to absorb losses from or the right to receive benefits of the VIE that could be significant to the VIE. The Company does not consolidate VIEs where it is not the primary beneficiary. The Company accounts for these unconsolidated VIEs under the equity method of accounting and includes its net investment on its consolidated balance sheets. The Company’s equity interest in the net income or loss from its unconsolidated VIEs is recorded in non-operating (income) expense on a net basis on its consolidated statement of operations.

The Company has determined that the ZZ Joint Venture is a VIE and has determined that it is the primary beneficiary. In making the initial determination, the Company considered, among other items, the change in profit distribution between the Company and Hai Hua after 20 years. The expected negative variability in the fair value of the ZZ Joint Venture’s net assets was considered to be greater during the first 20 years of the ZZ Joint Venture’s life, which coincided with our original 95% profit/loss allocation, versus the latter 30 years in which the Company’s profit/loss allocation would be reduced to 10%. As the result of an amendment to the ZZ Joint Venture agreement in 2010, the profit distribution percentages will remain in place after the first 20 years, providing further support to the determination that the Company is the primary beneficiary. In addition, the Company considered whether the terms of the syngas purchase and sale agreement with Hai Hua contained a lease. The factors considered included (i) the Company’s ability to operate and control the plant during the initial 20 years; and (ii) whether it was more than remote that one or more parties other than Hai Hua would purchase more than a minor amount (considered to be 10%) of the plant’s output during the term of the syngas purchase and sale agreement. Because the Company determined that the syngas purchase and sale agreement did not contain a lease, the Company accounts for the revenues from that agreement in accordance with the Company’s revenue recognition policy for product sales.
The following tables provide additional information on the ZZ Joint Venture’s assets and liabilities as of March 31, 2011 and June 30, 2010 which are consolidated within the Company’s consolidated balance sheets (in thousands):

	March 31, 2011
	Consolidated	ZZ Joint Venture (1)	% (2)

Current assets	$34,863	$4,055	12%
Long-term assets	72,625	37,168	51%

Total assets	$107,488	$41,223	38%

Current liabilities	$7,641	$3,236	42%
Long-term liabilities	4,637	4,637	100%
Equity	95,210	33,350	35%

Total liabilities and equity	$107,488	$41,223	38%

	June 30, 2010
	Consolidated	ZZ Joint Venture (1)	% (2)

Current assets	$48,103	$5,198	11%
Long-term assets	72,478	38,811	54%

Total assets	$120,581	$44,009	36%

Current liabilities	$9,798	$5,852	60%
Long-term liabilities	6,744	6,744	100%
Equity	104,039	31,413	30%

Total liabilities and equity	$120,581	$44,009	36%

(1)	Amounts reflect information for ZZ Joint Venture and exclude intercompany items.

(2)	ZZ Joint Venture’s percentage of the amount on the Company’s consolidated balance sheets.
The Company has determined that the Yima Joint Ventures are VIE’s and that Yima, the joint venture partner, is the primary beneficiary since Yima has a 75% ownership interest in the Yima Joint Ventures and has the power to direct the activities of the VIE that most significantly influence the VIE’s performance.

The Company has determined that the GC Joint Venture is a VIE and has determined that it is the primary beneficiary since the Company has a 51% ownership interest in the GC Joint Venture and since there are no qualitative factors that would preclude the Company from being deemed the primary beneficiary. The Company consolidates the GC Joint Venture in its consolidated financial statements; however, as of June 30, 2010 and March 31, 2011, there were no significant assets or liabilities within the GC Joint Venture.
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
Technology licensing revenue is typically received and earned over the course of a project’s development. The Company may receive upfront licensing fee payments in addition to fees for engineering services that are integral to the initial transfer of its technology to a customer’s project. Typically, the majority of a license fee is received once project financing and equipment installation occur. Recognition of upfront licensing fee payments is deferred and recognized as a percentage of completion of the engineering services associated with the initial technology transfer. Further, such revenues are deferred until performance guarantee provisions have been met or until the license agreement is terminated. The Company recognizes revenue from engineering services under the percentage-of-completion method.
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
The Company’s financial assets and liabilities are classified based on the lowest level of input that is significant for the fair value measurement. The following table summarizes the valuation of the Company’s financial assets and liabilities by pricing levels, as of March 31, 2011 and June 30, 2010 (in thousands):

	March 31, 2011
	Level 1	Level 2		Level 3	Total
Assets:
Certificates of Deposit	$—	$379	(1)	$—	$379
Money Market Funds	—	27,337	(2)	—	27,337

	June 30, 2010
	Level 1	Level 2		Level 3	Total
Assets:
Certificates of Deposit	$—	$379	(1)	$—	$379
Money Market Funds	—	38,624	(2)	—	38,624

(1)	Amount included in current assets on the Company’s consolidated balance sheets.

(2)	Amount included in cash and cash equivalents on the Company’s consolidated balance sheets.
(f) Comprehensive income (loss)
The Company’s comprehensive income (loss) was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Net loss, as reported	$(3,596)	$(5,353)	$(10,959)	$(21,672)
Unrealized foreign currency translation adjustment	404	3	1,448	15

Comprehensive loss	(3,192)	(5,350)	(9,511)	(21,657)
Less comprehensive loss attributable to noncontrolling interests	37	72	96	3,614

Comprehensive loss attributable to the Company	$(3,155)	$(5,278)	$(9,415)	$(18,043)

Note 2 — Recently Issued Accounting Standards
In January 2010, the FASB issued an amendment to the disclosure requirement related to fair value measurements. The amendment requires new disclosures related to transfers in and out of Levels 1 and 2 and activity in Level 3 fair value measurements. A reporting entity is required to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. Additionally, in the reconciliation for fair value measurements in Level 3, a reporting entity must present separately information about purchases, sales, issuances and settlements on a gross, rather than net, basis. The new disclosures were effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company does not anticipate that its adoption of this amendment will have a material effect on its financial position, results of operations or cash flows.
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

In July 2010, the FASB issued guidance for the disclosures about the credit quality of financing receivables and the allowance for credit losses. This guidance amends existing disclosure guidance to require an entity to provide a greater level of disaggregated information about the credit quality of its financing receivables and its allowance for credit losses. This guidance is effective for fiscal and interim periods beginning after December 15, 2010. The Company’s adoption of these requirements effective January 1, 2011 had no effect on the Company’s consolidated financial statements.
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
Note 3 — Current Projects
Zao Zhuang Joint Venture
Joint Venture Agreement
On July 6, 2006, the Company entered into a cooperative joint venture contract with Shandong Hai Hua Coal & Chemical Company Ltd. (“Hai Hua”), which established Synthesis Energy Systems (Zao Zhuang) New Gas Company Ltd. (the “ZZ Joint Venture”), a joint venture company that has the primary purposes of (i) developing, constructing and operating a syngas production plant utilizing the U-GAS® technology in Zao Zhuang City, Shandong Province, China and (ii) producing and selling syngas and the various byproducts of the plant, including ash and elemental sulphur. We own 95.8% of the ZZ Joint Venture and Hai Hua owns the remaining 4.2%. The Company consolidates the results of the ZZ Joint Venture in its consolidated financial statements.
Syngas Purchase and Sale Agreement
The ZZ Joint Venture is also party to a purchase and sale agreement with Hai Hua for syngas produced by the plant, whereby Hai Hua will pay the ZZ Joint Venture an energy fee and capacity fee, as described below, based on the syngas production. The syngas to be purchased by Hai Hua is subject to certain quality component requirements set forth in the contract. In late December 2008, the plant declared commercial operations status for purposes of the purchase and sale agreement. The energy fee is a per normal cubic meters, or Ncum, of syngas calculation based on a formula which factors in the monthly averages of the prices of design base coal, coke, coke oven gas, power, steam and water, all of which are components used in the production of syngas. The capacity fee is paid based on the capacity of the plant to produce syngas, factoring in the number of hours (i) of production and (ii) of capability of production as compared to the guaranteed capacity of the plant, which for purposes of the contract is 22,000 Ncum per hour of net syngas. Hai Hua is obligated to pay the capacity fee regardless of whether they use the gasification capacity, subject only to availability of the plant, quality of the syngas and exceptions for certain events of force majeure. Due to worldwide reductions in methanol prices, as well as realiability issues with respect to Hai Hua’s plant, Hai Hua has operated at a reduced rate of syngas consumption. Hai Hua has used approximately 35% to 45% of the syngas guarantee capacity since 2009.

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
Due to the business climate, the recessionary trends that have significantly affected commodity prices including methanol, and the ZZ Joint Venture plant’s operating losses to-date, the Company believed an impairment assessment of the plant’s assets was warranted. As of March 31, 2011, the Company performed an analysis of this project and has determined that these assets were not impaired based upon management’s estimated cash flow projections for the project. If the Company is not successful in improving the ZZ Joint Venture’s profitability, or if management’s estimated cash flow projections for these assets decrease, or if Hai Hua does not make its required payments, the plant’s assets could become impaired.
Loan Agreement
On March 22, 2007, the ZZ Joint Venture entered into a seven-year loan agreement and received $12.6 million of loan proceeds pursuant to the terms of a Fixed Asset Loan Contract with the Industrial and Commercial Bank of China (“ICBC”) to complete the project financing for the ZZ Joint Venture. Key terms of the Fixed Asset Loan Contract with ICBC are as follows:
•	Term of the loan is seven years from the commencement date (March 22, 2007) of the loan;

•	Interest is adjusted annually based upon the standard rate announced each year by the People’s Bank of China, and as of March 31, 2011, the applicable interest rate was 6.6% and is payable monthly;
•
Principal payments of RMB 7.7 million (approximately $1.2 million based on current currency exchange rates) are due in March and September of each year beginning on September 22, 2008 and ending on March 31, 2014;

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
As of March 31, 2011, the ZZ Joint Venture was in compliance with all covenants and obligations under the Fixed Asset Loan Contract.
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
Construction of the utilities and gasification portions of the plant are on schedule. The remaining construction and commissioning for the project’s syngas production facilities is expected to take approximately twelve to fifteen additional months. Yima is the project management leader for the project and has indicated their belief that the change in the scope of the project would not delay this schedule; however, the construction of the methanol portion of the plant is on hold pending the revisions for the possible glycol production. Based on the project’s current scope of methanol only, the current estimate of the total required capital of the project is approximately $250 million. The remaining capital for the project is to be provided by project debt to be obtained by the Yima Joint Ventures. Yima has agreed to guarantee the project debt in order to secure debt financing from domestic Chinese banking sources. The Company has agreed to pledge to Yima its ownership interests in the joint ventures as security for its obligations under any project guarantee. In the event that the debt financing is not obtained, Yima has agreed to provide a loan to the joint ventures to satisfy the remaining capital needs of the project with terms comparable to current market rates at the time of the loan.
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
The Company’s equity in losses of the Yima Joint Ventures for the nine months ended March 31, 2011 and 2010 were $0.3 million and $54,000, respectively. The following table presents summarized unconsolidated financial information for the Yima Joint Ventures (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Income statement data:

Revenue	$—	$—	$—	$—
Operating loss	497	337	1,533	836
Net loss	241	17	1,144	216

	March 31,	June 30,
	2011	2010
Balance sheet data:

Current assets	$87,463	$118,073
Noncurrent assets	54,978	11,694
Current liabilities	15,462	6,046
Noncurrent liabilities	—	—
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
The Company is required to make an annual payment to GTI for each year of the term beginning December 31, 2010, with such annual payment due by the last day of January of the following year; provided, however, that the Company is entitled to deduct all royalties paid to GTI in a given year under the New Agreement from this amount, and if such royalties exceed the annual payment amount in a given year, the Company is not required to make the annual payment. The Company accrues the annual royalty expense ratably over the calendar year as adjusted for any royalties paid during year. The Company must also provide GTI with a copy of each contract that it enters into relating to a U-GAS® system and report to GTI with its progress on development of the technology every six months.
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
Note 5 — Stock-Based Compensation
As of March 31, 2011, the Company had outstanding stock option and restricted stock awards granted under the Company’s Amended and Restated 2005 Incentive Plan, as amended (the “Plan”) exercisable for 4,736,371 shares of common stock. As of March 31, 2011, 975,995 shares were authorized for future issuance pursuant to the Plan and approximately $1.0 million of expense with respect to non-vested stock-based awards has yet to be recognized.

Stock option activity during the nine months ended March 31, 2011 was as follows:

Shares of Common
Stock Underlying
Stock Options

Outstanding at June 30, 2010	6,037,573
Granted	1,060,496
Exercised	(200,500)
Forfeited	(528,864)

Outstanding at March 31, 2011	6,368,705

Exercisable at March 31, 2011	4,736,371

The fair values for the stock options granted during the nine months ended March 31, 2011 were estimated at the date of grant using a Black-Scholes-Morton option-pricing model with the following weighted-average assumptions.

Risk-free rate of return	2.22%
Expected life of award	5.6 years
Expected dividend yield	0.00%
Expected volatility of stock	109%
Weighted-average grant date fair value	0.84
Note 6 — Net Loss Per Share
Historical net loss per share of common stock is computed using the weighted average number of shares of common stock outstanding. Basic loss per share excludes dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Stock options are the only potential dilutive share equivalents the Company has outstanding for the periods presented. For the nine months ended March 31, 2011 and 2010 and the period from November 4, 2003 (inception) to March 31, 2011, options to purchase common stock were excluded from the computation of diluted earnings per share as their effect would have been antidilutive as the Company incurred net losses during those periods.
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
The Company will limit the development of any further projects until it has assurances that acceptable financing is available to complete such projects. In addition, as of March 31, 2011, Hai Hua is the Company’s only customer for syngas sales and as such, it is exposed to significant customer credit risk due to this concentration. The Company’s revenue and results of operations would be adversely affected if it is unable to retain Hai Hua as a customer or secure new customers. Even if the Company does obtain the necessary capital for its projects, the Company could face other delays in its projects due to additional approval requirements or due to unanticipated issues in the commissioning of such a project. These factors have led to the impairment of the GC Joint Venture’s assets and could lead to, among other things, the impairment of the Company’s significant assets, including its assets in the ZZ Joint Venture and its investment in the Yima Joint Ventures, and an inability to develop any further projects.

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
As of December 31, 2010, the Company was not in compliance with the minimum bid price requirement for continued listing on the NASDAQ Stock Market (the “NASDAQ”). The Company regained compliance with the minimum bid price rule during January 2011 as the closing bid price of the common stock met or exceed $1.00 per share for a minimum of ten consecutive business days during the grace period provided by NASDAQ. The Company has maintained compliance with the minimum bid price requirements since January 2011.
Note 8 — Litigation
In September 2008, the Company was named as one of a number of defendants in a lawsuit filed in the U.S. District Court for the Central District of California, Southern Division, by Igor Olenicoff, one of its former stockholders, and a company he controls. Also named were Timothy E. Vail (our former CEO and one of the Company’s directors), David Eichinger (the Company’s former CFO), and another one of the Company’s directors (collectively, the Company, Mr. Vail, Mr. Eichinger and the director are referred to as the “SES Defendants”), as well as UBS AG, Union Charter Ltd., and other persons who allegedly managed Mr. Olenicoff’s investments outside the U.S. The SES Defendants have been named in this lawsuit based primarily upon allegations that one of our former stockholders, Teflomi Trade & Trust, Inc., was a shell company formed for the purposes of holding Mr. Olenicoff’s assets overseas, and that the SES Defendants allegedly had knowledge of this arrangement. The claims initially asserted against the SES Defendants included, among others, securities fraud in violation of Rule 10b-5 under the Securities Act and the California state law equivalent, violations of the Racketeer Influenced and Corrupt Organizations Act, or RICO, common law fraud and negligent misrepresentation, breach of fiduciary duty, conspiracy and unfair business practices. On the SES Defendants’ motion, on July 31, 2009, the court issued an order dismissing the securities fraud claims as to each of the SES Defendants and the common law fraud, negligent misrepresentation claim and breach of fiduciary duty claims as to us, Mr. Vail and Mr. Eichinger. The court determined that certain other claims, including RICO, conspiracy and unfair business practices, were sufficiently pled and could proceed at this stage. Plaintiffs were given leave to amend and, on August 24, 2009, filed an amended complaint attempting to replead their securities fraud claims, and alleged a new claim for violation of the Uniform Commercial Code (the “UCC”). In response, on September 23, 2009, the SES Defendants filed a motion to dismiss the securities fraud and UCC claims. The court heard oral argument on the SES Defendants’ motion to dismiss, and on various other defendants’ motions to dismiss, on November 9, 2009. On March 16, 2010, the court issued an order on the pending motions to dismiss, dismissing the securities fraud and UCC claims as to each of the SES Defendants. Thus, the claims that remain as to the SES Defendants collectively include violations of RICO, RICO conspiracy, unfair business practices, conversion and civil conspiracy; the claims that remain as to the individually named director include fraudulent misrepresentation, constructive fraud, negligent misrepresentation and breach of fiduciary duty. The SES Defendants filed their answer to these claims on April 22, 2010. The parties are currently engaged in discovery related to those claims the court has allowed to remain in the case. The court has set a trial date of February 7, 2012. The SES Defendants believe the claims alleged against them to be without merit and intend to continue to vigorously defend all claims which are allowed to proceed in the court.

Note 9 — Share Purchase Agreement with ZJX
On March 31, 2011, the Company entered into a Share Purchase Agreement (the “Agreement”) with China Energy Industry Holdings Group Co, Ltd. (“China Energy”) and Zhongjixuan Investment Management Company Ltd. (“ZJX”), pursuant to which the Company will issue on the closing date to China Energy 37,254,475 shares of its Common Stock, in exchange for approximately $83.8 million (the “Consideration”). Within 20 business days after the accomplishment of the Milestone (as defined below), the Company shall further issue directly to China Energy an amount of shares of Common Stock which, when combined with the shares issued on the closing date, equals 60.0% of the outstanding Common Stock on a fully-diluted basis. The terms and conditions of the Agreement are summarized below.
Issuance of Shares
On the closing date for the Agreement, the Company will issue 37,254,475 shares of Common Stock (the “Closing Shares”) in exchange for the Consideration. Within 20 business days after the accomplishment of the Milestone (as defined below), the Company will issue to China Energy additional shares of Common Stock (the “Milestone Shares”) which, when combined with the Closing Shares, equals 60.0% of the issued and outstanding Common Stock on a fully-diluted basis, including shares reserved for future issuance pursuant to the Company’s incentive plan, as of the date that the Milestone is achieved.
For the purpose of the Agreement, the “Milestone” will be deemed to be achieved if the average closing price of the Common Stock for 20 consecutive trading days equals or exceeds $8.00 per share (the “Threshold Price”), provided that the 20 consecutive trading day period will begin upon the occurrence of both (i) ZJX/China Energy undertaking best endeavours to secure the projects as described below under “Post-Closing Covenants and Agreements — Project Development”; and (ii) the expiration of six months after the Closing Date.
In the event that the Milestone is not achieved within a five year period commencing on the Closing Date (such five years plus any extensions granted under the Agreement is referred to as the “Deadline”), and no Target Projects (as defined below) are secured by ZJX for the Company by the Deadline, the Company shall then have the sole discretion to extend or not extend the Deadline. If ZJX has secured Target Projects for the Company prior to the Deadline, but the Milestone has not been achieved by the Deadline, the Company shall agree to extend the period to achieve the Milestone by one year for each Target Project secured by ZJX for the Company, provided that the Deadline will not be extended beyond 10 years from the Closing Date. If the Deadline is not extended, ZJX/China Energy’s rights to the Milestone Shares shall be relinquished.
For the purpose of the above, a “Target Project” shall mean either (i) the execution of a joint venture agreement, and other ancillary and necessary documents, related to the formation of an MJV (as defined below under “Post-Closing Covenants and Agreements — Project Development”), or (ii) securing for the Company a coal resource project that is already in operation, a new coal chemical project or any other project that is approved by the Company’s board of directors (the “Board”), each with a total investment of at least RMB1.5 billion.
In the event that the Milestone is achieved but, pursuant to restriction or non-approval by any U.S. governmental agency or regulatory authority, (i) the issuance of the Milestone Shares to China Energy is prevented from occurring or (ii) the ownership of the Milestone Shares by China Energy is required to be divested, the Company shall be required to seek qualified third parties to purchase the right of China Energy to the Milestone Shares. If this does not occur within twelve (12) months of the date of the action of such U.S. governmental agency or competent regulatory authority, the Company shall compensate ZJX/China Energy for the Milestone Shares by making a payment in an amount equal to $2.00 per share for each Milestone Share, representing full satisfaction of any obligation of the Company to ZJX with respect to the Milestone Shares. Such payment may be made by the Company to China Energy in the form of cash or an equivalent amount of the Company’s assets in China.

Use of Proceeds
Subject to the discretion and approval of the Board, the Consideration, net of costs and expenses, is required to be applied to the following: (i) incorporation of a Company headquarters in China to consolidate the ownership of the Company’s investment projects in China and enhance the Company’s presence in China; (ii) investing in the expansion of the ZZ Joint Venture; (iii) investing in Phase I of the Company’s Yima Joint Ventures; (iv) acquiring an ownership interest in a coal mine that will provide coal to the Yima Joint Ventures; (v) investing in the GC Joint Venture; (vi) other Chinese projects that may be recommended to the Board from time to time; and (vii) other expenses of the operation and business of the Company in China.
ZJX will use reasonable endeavours to assist the Company to obtain third party funding (third party direct equity investment in projects or debt financing to the projects) to (a) cover funding needs of the above projects; (b) provide funding for the Company to invest in future phases of the Yima joint venture project; (c) invest in strategic coal resources in China connected to the Company’s projects; and (d) provide funding for the Company to invest in other projects in China not listed above and assist the Company to obtain third party investment in any of the Company’s other projects.
Other
Closing of the transaction with China Energy and ZJX is subject to approval by the Company’s shareholders and other customary closing conditions.
Although the Company is still in process of determining the financial statement impact resulting from China Energy’s contingent right to receive the Milestone Shares, the Company expects that the estimated fair value of this contingent right will be reported as a liability on its consolidated balance sheet at closing of the transaction. The Company also expects that this liability will be adjusted prospectively to reflect the change in the estimated fair value of the contingent right. Changes in the liability are expected to be recorded in earnings of the respective period. The financial statement reporting of this liability is expected to have a material impact on the Company’s consolidated financial position and potentially have a material impact on its consolidated results of operations depending on the outcome of future valuations of the contingent right.
In the event that the Milestone Shares are issued, all of the Company’s non-vested stock-based awards would become fully vested and immediately exercisable under the terms of the Company’s Plan.
Note 10 — Income Taxes
At June 30, 2010, the Company had approximately $31.2 million of U.S. federal net operating loss (“NOL”) carryforwards, and $29.9 million of China NOL carryforwards. The U.S. federal NOL carryforwards have expiration dates through the year 2028. The China NOL carry forwards have expiration dates through 2014. The utilization of U.S. federal NOLs and other tax attributes may be limited due to changes in ownership from future equity offerings.
Note 11 — Segment Information
The Company’s reportable operating segments have been determined in accordance with the Company’s internal management reporting structure and include the ZZ Joint Venture plant operations, technology licensing and related services, and corporate and other. The corporate and other segment includes the Company’s investment in the Yima Joint Ventures. The Company evaluates performance based upon several factors, of which a primary financial measure is segment operating income (loss).

The following table presents the revenue, operating loss and total assets by segment (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Revenue:
ZZ Joint Venture plant	$2,628	$2,297	$6,904	$6,510
Technology licensing and related services	504	324	731	390
Corporate & other	—	—	—	629

Total revenue	$3,132	$2,621	$7,635	$7,529

Operating loss:
ZZ Joint Venture plant	(553)	(1,000)	(1,268)	(2,734)
Technology licensing and related services	(83)	(1,004)	(1,109)	(2,988)
Corporate & other	(2,968)	(3,205)	(8,635)	(15,463)

Total operating loss	$(3,604)	$(5,209)	$(11,012)	$(21,185)

	March 31,	June 30,
	2011	2010
Assets:
ZZ Joint Venture plant	$41,223	$44,009
Technology licensing and related services	1,204	1,255
Corporate & other	65,061	75,317

Total assets	$107,488	$120,581

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Our principal operating activities are currently in China, however, we are developing opportunities in other countries including India, the U.S. and Australia, as well as other parts of Asia and Europe. Our ZZ Joint Venture project is our first commercial scale coal gasification plant located in Shandong Province, China and has been in operation since February 2008 and in commercial operation since December 2008. Our Yima project is currently under construction in Henan Province, China.
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

•
Leveraging our proprietary technology through licensing, equipment sales and related services to increase revenues and position us for future growth. We provide a proprietary technology package whereby we license U-GAS® technology rights to third parties, deliver an engineered technology package and provide proprietary equipment components to customers who have contracted to own and operate projects. We intend to focus on developing opportunities for our proprietary technology package whereby we may (i) integrate our U-GAS® technology package with downstream technologies to provide a fully integrated offering where we may invest in projects either directly or through an investment partner or (ii) may partner with engineering, equipment and technology companies to provide our U-GAS® technology package into an integrated modular product offering, which may include coal or biomass feedstocks for units producing power and fuels such as SNG, methanol to gasoline, or MTG, diesel and ethanol as well as methanol for gasoline blending. We anticipate that we can increase revenues through collecting technology licensing fees and royalties, engineering and technical service fees, as well as equipment product sales sold to customers who have contracted to own and operate projects and desire to incorporate our proprietary technology. We also believe that our licensing activities will provide additional insight into project development activities, which may allow us to make selective equity investments in such projects in the future, develop integrated, modular product offerings, or take options in projects for which we provide a license.

•
Expanding our relationships with strong strategic partners. Our efforts have been initially focused on facilities producing syngas, methanol and DME in China. We are expanding our relationships with our current partners and developing new relationships, including through our transaction with ZJX and China Energy and through possible strategic joint ventures for specific markets, with partners that can help us expand our business. Such strategic relationships may include an investment in projects either directly by us or through an investment partner where U-GAS® plants may supply syngas to strategic customers via long-term offtake agreements. For example, we are working with Midas Resource Partners AG, a coal resource consulting and project development firm, to collaborate on project origination and project development activities for integrated coal resource-gasification projects to incentivize third party investors to commit to providing financing for such projects. We are also developing new downstream coal-to-chemicals and coal-to-energy products which may expand our initial focus to include facilities producing SNG, MTG, glycol, power and reducing gas for the steel industry. We are exploring new markets for entry such as India, the U.S., Australia, and other parts of Asia and Europe.

•
Developing value where we have a competitive advantage and have access of rights to feedstock resources. We believe that we have the greatest competitive advantage using our U-GAS® technology in situations where there is a ready source of low rank, low cost coal, coal waste or biomass to utilize as a feedstock. We are focusing our efforts in countries with large low rank coal resources such as India, the U.S., China, Australia and South Africa. We are working to develop structured transactions that include securing options to these feedstock resources. For example, we are currently in discussions regarding several projects in Inner Mongolia, China where the provincial government is making coal resources available to the project owners which adds protection for the project from future coal cost increases, as well as potentially increasing project revenues. In these cases, we may provide technology to add value to coal resources which may be of little value without our U-GAS® conversion technology or may acquire or partner with owners of these resources to create more value and opportunity for us through the integration of our technology with the resources. Additionally, where strategic relationships and capital and/or financing is available, we may acquire an interest in such resources, including existing facilities or coal mines, where we could create value with our U-GAS® technology through securing greater access to feedstock.

•
Continue to develop and improve U-GAS® technology. We are continually seeking to improve the overall plant availability, plant efficiency rates and fuel handling capabilities of the existing U-GAS® gasification technology. We are continuing to work with our prospective customers to determine the suitability of their low rank coals for our U-GAS® technology through our proprietary coal characterization testing as well as selective commercial scale testing in our ZZ Joint Venture plant. In addition, we are growing our technology base through continued development of know-how with our engineering and technical staff, growing and protecting our trade secrets as well as through patenting improvements tested at our ZZ Joint Venture plant, and improvements resulting from integration of our technology with downstream processes. One example includes the development of our Fines Management System which we believe can maximize the utilization of low rank coal in our U-GAS®-based gasifiers, and as a result, improve the cost advantages derived from using our technology. We have filed several patent applications relating to our improvements to the U-GAS® technology.

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

Results of Operations
We are in our development stage and therefore have had limited operations. We generated revenues of $7.6 million for the nine months ended March 31, 2011 and $19.4 million since our inception in November 2003. We have sustained net losses of approximately $107.3 million since our inception. We have primarily financed our operations to date through private placements and two public offerings of our common stock.
Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010
Revenue. Total revenue increased to $3.1 million for the three months ended March 31, 2011 from $2.6 million for the three months ended March 31, 2010.
Product sales were $2.6 million for the three months ended March 31, 2011 compared to $2.3 million for the three months ended March 31, 2010 and were derived from the sale of syngas and byproducts produced at the ZZ Joint Venture plant to Hai Hua. For the three months ended March 31, 2011 and 2010, the plant operated for 72% and 80% of the period, respectively, and the plant’s availability for production was 100% and 96%, respectively.
Technology licensing and related services revenues for the three months ended March 31, 2011 and 2010 were $0.5 million and $0.3 million, respectively. The technology licensing and related services revenue for the three months ended March 31, 2011 resulted from the recognition of previously deferred revenues received under a license agreement entered into in April 2010 which has since been terminated due to the licensee’s inability to obtain financing for its project.
Costs of sales and plant operating expenses. Costs of sales and plant operating expenses decreased by $0.3 million to $2.4 million for the for the three months ended March 31, 2011 compared to $2.7 million for the three months ended March 31, 2010 due primarily to increased efficiency in coal conversion to syngas at the ZZ Joint Venture plant.

General and administrative expenses. General and administrative expenses decreased by $0.1 million to $3.3 million during the three months ended March 31, 2011 compared to $3.4 million during the three months ended March 31, 2010. The decrease was primarily due to a reduction in consulting and corporate personnel costs offset, in part, by increased business development costs including travel and professional fees.
Project and technical development expenses. Project and technical development expenses decreased by $0.2 million to $0.1 million for the three months ended March 31, 2011 compared to $0.3 million for the three months ended March 31, 2010. Costs during the three months ended March 31, 2010 included advanced analytical flow modeling and other technical support of the U-GAS® technology.
Stock-based compensation expense. Stock-based compensation expense decreased by $0.4 million to $0.3 million for the three months ended March 31, 2011 compared to $0.7 million for the three months ended March 31, 2010. The decrease was principally due to forfeitures of certain awards and due to the fair values of recent stock option awards being lower than the fair values of certain prior awards as a result of the decrease in the price of our common stock since 2008.
Depreciation and amortization. Depreciation and amortization expense was $0.7 million for the three months ended March 31, 2011 and 2010 and was primarily related to depreciation of our ZZ Joint Venture plant’s assets.
Equity in losses of Yima Joint Ventures. The equity in losses of the Yima Joint Ventures for the three months ended March 31, 2011 relates to our 25% share of the losses incurred by the Yima Joint Ventures. The losses are comprised of non-capitalizable costs incurred during the design and construction phase, offset in part, by interest income earned on invested funds contributed by us and Yima. The losses for the three months ended March 31, 2011 increased due primarily to a government subsidy received by the Yima Joint Ventures during the three months ended March 31, 2010 which offset the losses during that quarter.
Foreign currency gain. During the three months ended March 31, 2011, we recognized a foreign currency gain of $0.2 million due to the appreciation of the Renminbi Yuan relative to the U.S. dollar.
Interest expense. Interest expense was $0.2 million for both of the three month periods ended March 31, 2011 and 2010. Our interest expense relates primarily to our long term debt comprised of the ZZ Joint Venture’s outstanding principal balance on its loan with the Industrial and Commercial Bank of China, or ICBC.
Nine Months Ended March 31, 2011 Compared to the Nine Months Ended March 31, 2010
Revenue. Total revenue increased by $0.1 million to $7.6 million for the nine months ended March 31, 2011 compared to $7.5 million for the nine months ended March 31, 2010.
Product sales were $6.6 million for the nine months ended March 31, 2011 compared to $7 million for the nine months ended March 31, 2010 and were derived from the sale of syngas and byproducts produced at the ZZ Joint Venture plant to Hai Hua. For the nine months ended March 31, 2011 and 2010, the plant operated for 59% and 73% of the period, respectively, and the plant’s availability for production was 99% and 94%, respectively.
Technology licensing and related services revenues for the nine months ended March 31, 2011 and 2010 were $1.0 million and $0.4 million, respectively, and were generated from the recognition of previously deferred revenues received under a license agreement entered into in April 2010 which has since been terminated due to the licensee’s inability to obtain financing for its project, and the testing of coal at the ZZ Joint Venture plant, and other coal testing, feasibility studies and other technical services provided in association with our technology licensing business.

There were no other revenues for the nine months ended March 31, 2011 and there were $0.1 million other revenues for the nine months ended March 31, 2010 and were primarily for a sponsorship grant received for lignite testing at ZZ Joint Venture plant.
Costs of sales and plant operating expenses. Costs of sales and plant operating expenses decreased by $0.8 million to $6.3 million for the nine months ended March 31, 2011 compared to $7.1 million for the nine months ended March 31, 2010 due primarily to increased efficiency in coal conversion to syngas at the ZZ Joint Venture plant.
General and administrative expenses. General and administrative expenses increased by $0.2 million to $9.6 million during the nine months ended March 31, 2011 compared to $9.4 million during the nine months ended March 31, 2010. The increase was primarily due to royalties due to GTI starting in calendar year 2010 and increased travel and professional fees related to licensing and other business development activities, offset in part by a reduction in other corporate personnel costs.
Project and technical development expenses. Project and technical development expenses decreased to $0.2 million for the nine months ended March 31, 2011 compared to $1.8 million for the nine months ended March 31, 2010. Project development expenses for the nine months ended March 31, 2010 included a $0.9 million charge for a consulting fee related to the financial closing of the Yima project and other technical support and development costs of biomass gasification in the U.S.
Stock-based compensation expense. Stock-based compensation expense decreased to $0.6 million for the nine months ended March 31, 2011 compared to $1.7 million for the nine months ended March 31, 2010. The decrease was principally due to forfeitures of certain awards and due to the fair values of recent stock option awards being lower than the fair values of certain prior awards as a result of the decrease in the price of our common stock since 2008.
Depreciation and amortization. Depreciation and amortization expense decreased by $0.1 million to $2.0 million for the nine months ended March 31, 2011 compared to $2.1 million for the nine months ended March 31, 2010 and was primarily related to depreciation of our ZZ Joint Venture plant’s assets.
Asset impairment loss. The asset impairment loss of $6.6 million during the nine months ended March 31, 2010 related to the write-off of the long-lived assets of our joint venture with Golden Concord.
Equity in losses of Yima Joint Ventures. The equity in losses of the Yima Joint Ventures for the nine months ended March 31, 2011 relates to our 25% share of the losses incurred by the Yima Joint Ventures. The losses ares comprised of non-capitalizable costs incurred during the design and construction phase, offset in part, by interest income earned on invested funds contributed by us and Yima. The losses for the nine months ended March 31, 2011 increased due to higher personnel and land lease related costs.
Foreign currency gain. During the nine months ended March 31, 2011, we recognized a foreign currency gain of $0.7 million due to the appreciation of the Renminbi Yuan relative to the U.S. dollar.
Interest expense. Interest expense was $0.5 million for both of the nine month periods ended March 31, 2011 and 2010. Our interest expense relates primarily to our long term debt comprised of the ZZ Joint Venture’s outstanding principal balance on its loan with ICBC.

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
As of March 31, 2011, we had approximately $29.4 million in cash and cash equivalents and approximately $27.2 million of working capital available to us. During the nine months ended March 31, 2011, we used approximately $10.9 million in operating activities, $55,000 in investing activities for capital expenditures, and $2.3 million in financing activities primarily for the scheduled semi-annual principal payments on the ZZ Joint Venture’s loan with ICBC.
Share Purchase Agreement with ZJX
On March 31, 2011, we entered into a Share Purchase Agreement (the “Agreement”) with China Energy Industry Holdings Group Co, Ltd. (“China Energy”) and Zhongjixuan Investment Management Company Ltd. (“ZJX”), pursuant to which we will issue on the closing date to China Energy 37,254,475 shares of our Common Stock, in exchange for approximately $83.8 million (the “Consideration”). Within 20 business days after the accomplishment of the Milestone (as defined below), we shall further issue directly to China Energy an amount of shares of Common Stock which, when combined with the shares issued on the closing date, equals 60.0% of the outstanding Common Stock on a fully-diluted basis. The terms and conditions of the Agreement are summarized in Note 9 to the financial statements.
Use of Proceeds
Subject to the discretion and approval of the Board, the Consideration, net of costs and expenses, is required to be applied to the following: (i) incorporation of a Company headquarters in China to consolidate the ownership of our investment projects in China and enhance our presence in China; (ii) investing in the expansion of our Zao Zhuang joint venture; (iii) investing in Phase I of our Yima joint ventures; (iv) acquiring an ownership interest in a coal mine that will provide coal to the Yima joint venture project; (v) investing in our Golden Concord joint venture; (vi) other Chinese projects that may be recommended to the Board from time to time; and (vii) other expenses of the operation and business of us in China.
ZJX will use reasonable endeavours to assist us to obtain third party funding (third party direct equity investment in projects or debt financing to the projects) to (a) cover funding needs of the above projects; (b) provide funding for us to invest in future phases of the Yima joint venture project; (c) invest in strategic coal resources in China connected to our projects; and (d) provide funding for us to invest in other projects in China not listed above and assist us to obtain third party investment in any of our other projects.
Project Development
ZJX will use reasonable endeavours to create at least four project joint ventures (the “MJVs”) in the areas of synthetic natural gas, methanol to gasoline; fertilizer; and electric power. Funding for each MJV is expected to be approximately RMB20 billion. Each MJV is expected to be funded with equity from a strategic investor plus project debt. We are anticipated to be part owner of each MJV through a targeted 35% carry provided by the strategic investor as part of our development of and provision of technology for the particular projects. ZJX will help us work with the strategic investors to obtain long term purchase commitments for each of the MJVs prior to the start of construction of each such project.
Closing of the transaction with China Energy and ZJX is subject to approval by the Company’s shareholders and other customary closing conditions.

Zao Zhuang Joint Venture
Joint Venture Agreement
On July 6, 2006, we entered into a cooperative joint venture contract with Shandong Hai Hua Coal & Chemical Company Ltd., or Hai Hua, which established Synthesis Energy Systems (Zao Zhuang) New Gas Company Ltd., or the ZZ Joint Venture, a joint venture company that has the primary purposes of (i) developing, constructing and operating a syngas production plant utilizing the U-GAS® technology in Zao Zhuang City, Shandong Province, China and (ii) producing and selling syngas and the various byproducts of the plant, including ash and elemental sulphur. We own 95.8% of the ZZ Joint Venture and Hai Hua owns the remaining 4.2%. We consolidate the results of the ZZ Joint Venture in our consolidated financial statements.
Syngas Purchase and Sale Agreement
The ZZ Joint Venture is also party to a purchase and sale agreement with Hai Hua for syngas produced by the plant, whereby Hai Hua will pay the ZZ Joint Venture an energy fee and capacity fee, as described below, based on the syngas production. The syngas to be purchased by Hai Hua is subject to certain quality component requirements set forth in the contract. In late December 2008, the plant declared commercial operations status for purposes of the purchase and sale agreement. The energy fee is a per normal cubic meters, or Ncum, of syngas calculation based on a formula which factors in the monthly averages of the prices of design base coal, coke, coke oven gas, power, steam and water, all of which are components used in the production of syngas. The capacity fee is paid based on the capacity of the plant to produce syngas, factoring in the number of hours (i) of production and (ii) of capability of production as compared to the guaranteed capacity of the plant, which for purposes of the contract is 22,000 Ncum per hour of net syngas. Hai Hua is obligated to pay the capacity fee regardless of whether they use the gasification capacity, subject only to availability of the plant, quality of the syngas and exceptions for certain events of force majeure. Due to worldwide reductions in methanol prices, as well as realiability issues with respect to Hai Hua’s plant,Hai Hua has operated at a reduced rate of syngas consumption. Hai Hua has used approximately 35% to 45% of the syngas guarantee capacity since 2009.
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

Construction of the utilities and gasification portions of the plant are on schedule. The remaining construction and commissioning for the project’s syngas production facilities is expected to take approximately twelve to fifteen additional months. Yima is the project management leader for the project and has indicated their belief that the change in the scope of the project would not delay this schedule; however, the construction of the methanol portion of the plant is on hold pending the revisions for the possible glycol production. Based on the project’s current scope of methanol only, the current estimate of the total required capital of the project is approximately $250 million. The remaining capital for the project is to be provided by project debt to be obtained by the Yima Joint Ventures. Yima has agreed to guarantee the project debt and we expect this guarantee will allow debt financing to be obtained from domestic Chinese banking sources. We have agreed to pledge to Yima our ownership interests in the joint ventures as security for its obligations under any project guarantee. In the event that the debt financing is not obtained, Yima has agreed to provide a loan to the joint ventures to satisfy the remaining capital needs of the project with terms comparable to current market rates at the time of the loan.
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
We are required to make an annual payment to GTI for each year of the term beginning December 31, 2010, with such annual payment due by the last day of January of the following year; provided, however, that we are entitled to deduct all royalties paid to GTI in a given year under the New Agreement from this amount, and if such royalties exceed the annual payment amount in a given year, we are not required to make the annual payment. We must also provide GTI with a copy of each contract that we enter into relating to a U-GAS® system and report to GTI with our progress on development of the technology every six months.
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

Outlook
We expect to continue to have negative operating cash flows until we can generate sufficient revenues from our licensing and related service projects, as well as from the ZZ Joint Venture, the Yima Joint Ventures and other projects which are under development, to cover our general and administrative expenses and other operating costs.
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
We are pursuing possible U-GAS® licensing opportunities with third parties allowing us to build on our experience at the ZZ Joint Venture and our technology and engineering capability. We intend to place increased focus on development of licensing opportunities for our proprietary U-GAS® technology on a global basis with a focus on India, the U.S., China, Australia and South Africa due to their large low rank coal resources.
Our strategy is to create value by providing technology and equipment in regions where low rank coals and biomass feedstocks can be profitably converted into high value products through our proprietary U-GAS® fluidized bed gasification technology. We do this through providing a proprietary technology package whereby we license U-GAS® technology rights to third parties, deliver an engineered technology package and provide proprietary equipment components to customers who have contracted to own and operate projects. In the U.S., we believe there may be a near-term opportunity for us to leverage the capability of U-GAS® to efficiently gasify biomass to make renewable fuels. Today’s regulatory environment in the U.S. is favorable for these types of projects because increased environmental concerns are creating a market demand for renewable fuels and companies are under increasing pressure to reduce their carbon footprint. We anticipate that we can generate revenues through engineering and technical service fees, as well as licensing fees and royalties on products sold by our licensees that incorporate our proprietary technology without incurring the significant capital costs required to develop a plant. We also believe that our licensing activities will provide additional insight into project development activities, which may allow us to make selective equity investments in such projects in the future and also the development of integrated, modular product offerings. In addition, we are continuing to improve our technology in ways that we believe will improve our ability to further develop our licensing activities. For example, in December 2010, we successfully implemented our Fines Management System, or FMS, which is a new technology for which we have filed a patent that relates to recovering energy remaining in the fines resulting from the gasification process. Using FMS, we are now achieving over 90-day continuous runs on each single gasifier, which allows us to achieve very high availability of syngas due to our spare stem gasifier configuration. With FMS, we believe that we can maximize the utilization of low rank coal in our U-GAS® -based gasifiers, and as a result, improve the cost advantages derived from using our technology.
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

We believe our transaction with ZJX and China Energy will further our business strategy and help to mitigate future risks. We believe that the transaction will allow us to leverage ZJX’s existing relationships with major Chinese companies, agencies, and institutions to raise additional capital and develop, permit, and construct additional projects, and to provide support to resolve issues with our Yima Joint Ventures and ZZ Joint Venture projects, as well as other projects in China. If approved by our stockholders, the transaction will provide an immediate and substantial increase in our cash resources providing flexibility for our China business and the means to execute on portions of our business plan. We believe that the strengthened balance sheet resulting from the transaction and the show of support by a significant investor and partner is expected to have a positive impact on our technology licensing business. In addition, ZJX is prepared to assist us in securing long-term offtake contracts with several of China’s largest energy and commodity companies.
In addition, we are actively pursuing project partners to invest in our projects’ development, including a different project scope and end product for the YIMA Joint Ventures and the GC Joint Venture and for the possible expansion of the ZZ Joint Venture plant. Our Yima project is under construction and Yima is the project management leader for the project. During the three months ended September 30, 2010, Yima indicated their intent to convert the existing project from methanol production to glycol production. Yima has expressed their belief that the prospect for strong economic performance of the plant can be improved by modifying the backend of the project to make glycol. In addition, Yima has acquired a nearby coal to methanol facility and is looking to diversify and sees glycol as a potentially more profitable alternative. We have indicated to Yima that we would be willing to support this scope change if both parties can agree upon appropriate modifications to the joint venture contracts that can improve our overall risk and return without requiring any additional capital investment from us. Yima’s project management team believes that the project’s syngas production facilities will be brought online in mid-2012 as per the original schedule for commercial operation. Although the schedule for glycol production is currently under evaluation, Yima is taking steps to connect the syngas production facility with their east and west coal chemical zones to provide an outlet for syngas sales prior to glycol production. We are continuing to have discussions with Yima to restructure the agreements as necessary to achieve these goals.
We believe that improving the financial performance and reducing the operating costs of the ZZ Joint Venture plant are critical to improving our financial performance and we believe one method to achieve this improvement is through the expansion of the plant to produce products such as glycol. To date, Hai Hua has been unable to offtake the volume of syngas originally expected for the original plant design and the plant has incurred operating losses. We do not foresee this situation changing significantly in the near term, although Hai Hua has indicated that they may be able to increase to a higher gasifier utilization if we are able to alter the composition of our syngas to fit their needs. In an effort to improve the return on our investment in this plant, we are evaluating alternative products and partnership structures for a possible expansion of the ZZ Joint Venture plant to produce products such as glycol. We are in discussions with several potential partners on this expansion. In February 2010, we received the necessary government approval for the expansion. This approval, along with the previously received environmental approvals, are the key approvals required for us to commence execution of the expansion and also describe certain terms of the expansion project, including but not limiting to, its use of land, the main additional facilities required and the use of the existing facilities. The scope of the expansion is still under evaluation. In addition, our successful commercial-scale demonstration at the Zao Zhuang plant using lignite coal from the Inner Mongolia region of China was a significant milestone for us and our U-GAS® technology as it demonstrated our ability to efficiently process lignite coal. As a result of the lignite demonstration, we have seen an increase in visits to our Zao Zhuang plant from potential customers and partners. We intend to continue to leverage our success to date at the ZZ Joint Venture in our ongoing business development efforts, including through further visits from senior executives of possible customers and partners, as well as government officials.

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
We will limit the development of any further projects until we have assurances that acceptable financing is available to complete the project. However, we will pursue the development of selective projects with strong and credible partners or off-takers where we believe equity and debt can be raised or where we believe we can attract a financial partner to participate in the project. As of March 31, 2011, we had approximately $29.8 million in cash and cash equivalents and approximately $27.2 million of working capital available to us. During the nine months ended March 31, 2011, we used approximately $10.9 million in operating activities, $55,000 in investing activities for capital expenditures, and $2.3 million in financing activities primarily for the scheduled semi-annual principal payments on the ZZ Joint Venture’s loan.
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
ZZ Joint Venture Plant Impairment Analysis
The ZZ Joint Venture plant has operated at limited capacity and is expected to continue operating at reduced capacity due to the depressed methanol market. The reduced capacity at the ZZ Joint Venture plant has contributed to the plant’s operating losses. In addition to funding these operating losses, we are funding the debt service for the ZZ Joint Venture. We are in the process of implementing operational measures, pursuing additional customers and evaluating strategies to reduce the ZZ Joint Venture’s losses and improve its financial performance including the possible expansion of the plant to produce other products. If an expansion of the ZZ Joint Venture plant were to be developed, we would expect to contribute our interest in the ZZ Joint Venture to the project without significant additional cash investment by us. If we are not successful in improving the ZZ Joint Venture’s profitability, or if management’s estimated cash flow projections for these assets decrease, or if Hai Hua does not make its required payments, the plant’s assets could become impaired. As of March 31, 2011, we have determined that these assets were not impaired.
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
Interest rate risk
We are exposed to interest rate risk through our loan with ICBC. Interest under this loan is adjusted annually based upon the standard rate announced each year by the People’s Bank of China. As of March 31, 2011, the applicable interest rate was 6.6%. We could also be exposed to the risk of rising interest rates through our future borrowing activities. This is an inherent risk as borrowings mature and are renewed at then current market rates. The extent of this risk as to our ICBC loan, or any future borrowings, is not quantifiable or predictable because of the variability of future interest rates.
Customer credit risk
When our projects progress to commercial production, we will be exposed to the risk of financial non-performance by customers. To manage customer credit risk, we intend to monitor credit ratings of customers and seek to minimize exposure to any one customer where other customers are readily available. As of March 31, 2011, Hai Hua, a related party, is our only customer for syngas sales and as such, we are exposed to significant customer credit risk due to this concentration. Our revenue and results of operations would be adversely affected if we are unable to retain Hai Hua as a customer and secure new customers.

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
Our management, with the participation of the Chief Executive Officer and the Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011 pursuant to Rule 13a-15 (b) of the Securities and Exchange Act of 1934, as amended, or the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2011 due to a previously disclosed material weakness in our internal accounting controls. Specifically, our internal control over financial reporting was not effective at ensuring that financial reporting risks arising from complex and non-routine transactions were identified timely and that appropriate accounting policies for such transactions were selected and applied. This material weakness has resulted in adjustments to our interim preliminary consolidated financial statements that were not identified by us. These errors were not prevented or detected by our internal control over financial reporting which could have resulted in a material misstatement of our interim or year-end consolidated financial statements and disclosures.
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
In September 2008, we were named as one of a number of defendants in a lawsuit filed in the U.S. District Court for the Central District of California, Southern Division, by Igor Olenicoff, one of our former stockholders, and a company he controls. Also named were Timothy E. Vail (our former CEO and one of our directors), David Eichinger (our former CFO), and another one of our directors (collectively, we, Mr. Vail, Mr. Eichinger and the director are referred to as the “SES Defendants”), as well as UBS AG, Union Charter Ltd., and other persons who allegedly managed Mr. Olenicoff’s investments outside the U.S. The SES Defendants have been named in this lawsuit based primarily upon allegations that one of our former stockholders, Teflomi Trade & Trust, Inc., was a shell company formed for the purposes of holding Mr. Olenicoff’s assets overseas, and that the SES Defendants allegedly had knowledge of this arrangement. The claims initially asserted against the SES Defendants included, among others, securities fraud in violation of Rule 10b-5 under the Securities Act and the California state law equivalent, violations of the Racketeer Influenced and Corrupt Organizations Act, or RICO, common law fraud and negligent misrepresentation, breach of fiduciary duty, conspiracy and unfair business practices. On the SES Defendants’ motion, on July 31, 2009, the court issued an order dismissing the securities fraud claims as to each of the SES Defendants and the common law fraud, negligent misrepresentation claim and breach of fiduciary duty claims as to us, Mr. Vail and Mr. Eichinger. The court determined that certain other claims, including RICO, conspiracy and unfair business practices, were sufficiently pled and could proceed at this stage. Plaintiffs were given leave to amend and, on August 24, 2009, filed an amended complaint attempting to replead their securities fraud claims, and alleged a new claim for violation of the Uniform Commercial Code, or the UCC. In response, on September 23, 2009, the SES Defendants filed a motion to dismiss the securities fraud and UCC claims. The court heard oral argument on the SES Defendants’ motion to dismiss, and on various other defendants’ motions to dismiss, on November 9, 2009. On March 16, 2010, the court issued an order on the pending motions to dismiss, dismissing the securities fraud and UCC claims as to each of the SES Defendants. Thus, the claims that remain as to the SES Defendants collectively include violations of RICO, RICO conspiracy, unfair business practices, conversion and civil conspiracy; the claims that remain as to the individually named director include fraudulent misrepresentation, constructive fraud, negligent misrepresentation and breach of fiduciary duty. The SES Defendants filed their answer to these claims on April 22, 2010. The parties are currently engaged in discovery related to those claims the court has allowed to remain in the case. The court has set a trial date of February 7, 2012. The SES Defendants believe the claims alleged against them to be without merit and intend to continue to vigorously defend all claims which are allowed to proceed in the court.

Item 1A.	Risk Factors.
None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	[Removed and Reserved.]

Item 5.	Other Information.
None.

Forward-Looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. All statements other than statements of historical fact are forward-looking statements. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected. Among those risks, trends and uncertainties are our early stage of development, our estimate of the sufficiency of existing capital sources, our ability to successfully develop our licensing business, our ability to raise additional capital to fund cash requirements for future investments and operations, our ability to reduce operating costs, the limited history and viability of our technology, the effect of the current international financial crisis on our business, commodity prices and the availability and terms of financing opportunities, our results of operations in foreign countries and our ability to diversify, our ability to maintain production from our first plant in the ZZ Joint Venture, our ability to complete the expansion of the Zao Zhuang project, our ability to obtain the necessary approvals and permits for our Yima project and other future projects, our estimated timetables for achieving mechanical completion and commencing commercial operations for the Yima project, our ability to negotiate the terms of the conversion of the Yima project from methanol to glycol, our ability to close the transaction with China Energy and ZJX and the sufficiency of internal controls and procedures. Although we believe that in making such forward-looking statements our expectations are based upon reasonable assumptions, such statements may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. We cannot assure you that the assumptions upon which these statements are based will prove to have been correct.
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

10.1
Share Purchase Agreement dated March 31, 2011 between Synthesis Energy Systems, Inc., China Energy Industry Holdings Group Co. Ltd. and Zhongjixuan Investment Management Company Ltd (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 31, 2011).

10.2		Consulting Agreement between the Company and Donald P. Bunnell dated April 1, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 6, 2011).

10.3
Amended and Restated Employment Agreement between the Company and Robert W. Rigdon dated April 8, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 12, 2011).

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

SYNTHESIS ENERGY SYSTEMS, INC.
Date: May 13, 2011	By:	/s/ Robert Rigdon
Robert Rigdon
President and Chief Executive Officer

Date: May 13, 2011	By:	/s/ Kevin Kelly
Kevin Kelly
Chief Accounting Officer, Controller and Secretary