Form 10-K
period 2011-06-30
SYNTHESIS ENERGY SYSTEMS INC
filed 2011-09-28
CIK 1375063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2011

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $46.7 million on December 31, 2010. The registrant had 50,860,845 shares of common stock outstanding on September 20, 2011.

Forward-Looking Statements
This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical fact are forward-looking statements. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected. Among those risks, trends and uncertainties are our early stage of development, our estimate of the sufficiency of existing capital sources, our ability to successfully develop our licensing business, our ability to raise additional capital to fund cash requirements for future investments and operations, our ability to reduce operating costs, the limited history and viability of our technology, the effect of the current international financial crisis on our business, commodity prices and the availability and terms of financing opportunities, our results of operations in foreign countries and our ability to diversify, our ability to maintain production from our first plant in the Zao Zhuang joint venture, our ability to complete the expansion of the Zao Zhuang project, our ability to obtain the necessary approvals and permits for our Yima project and other future projects, our estimated timetables for achieving mechanical completion and commencing commercial operations for the Yima project, our ability to negotiate the terms of the conversion of the Yima project from methanol to glycol, our ability to grow our business as a result of the ZJX and Zuari transactions as well as our joint venture with Midas Resource Partners, and the sufficiency of our internal controls. Although we believe that in making such forward-looking statements our expectations are based upon reasonable assumptions, such statements may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. We cannot assure you that the assumptions upon which these statements are based will prove to have been correct.
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
We believe that we have several advantages over commercially available competing gasification technologies, such as entrained flow, fixed and moving bed gasification technologies, including our ability to use all ranks of coals (including low rank, high ash and high moisture coals, which are significantly cheaper than higher grade coals), many coal waste products and biomass feed stocks. In addition, U-GAS® technology’s advanced fluidized bed design is tolerant to changes in feedstock. These factors enable us to be a lower cost producer of synthesis gas, or syngas, a mixture of primarily hydrogen and carbon monoxide, which can then be used to produce other products. Depending on local market need and fuel sources, syngas can be used as a fuel gas in industrial applications or can be used to produce many products including power, synthetic natural gas, or SNG, methanol, dimethyl ether, or DME, glycol, ammonia, direct reduction iron, or DRI, gasoline and other transportation fuels, steam, and other byproducts (e.g., sulphur, carbon dioxide or ash).

Our principal operating activities are currently in China, however, we are developing opportunities in other countries including India, the U.S. and Australia, as well as other parts of Asia and Europe. Our ZZ Joint Venture project is our first commercial scale coal gasification plant and is located in Shandong Province, China. It has been in operation since February 2008 and in commercial operation since December 2008. Our Yima project is currently under construction in Henan Province, China.
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
In the U-GAS® gasification process, the feedstock is processed and conveyed into the gasifier vessel. Within the fluidized bed, the feedstock reacts with steam, air and/or oxygen and the temperature is controlled to maintain high carbon conversion and non-slagging conditions for the ash. The U-GAS® process accomplishes four important functions in a single-stage, fluidized-bed gasifier: it decakes, devolatilizes and gasifies the feedstock, and if necessary, agglomerates and separates ash from the reacting coal. The operating pressure of the gasifier depends on the end use for the syngas and may vary from 3 to 40 bars (45 to 585 psia) or more. After cleaning, the syngas can be used for many applications such as power, SNG, methanol, DME, glycol, ammonia, DRI, gasoline or other transportation fuels, and steam. Other byproducts such as sulphur, carbon dioxide or ash can also be sold.

During operation, the feedstock is gasified rapidly within the fluidized bed and produces a gaseous mixture of hydrogen, carbon monoxide, carbon dioxide, water vapor and methane, in addition to small amounts of hydrogen sulfide and other trace impurities. The char material is removed from the bottom of the gasifier. Reactant gases, including steam, air, and/or oxygen are introduced into the gasifier and are used to fluidize the feedstock inside the reactor. Ash is removed by gravity from the fluidized bed and discharged into a system for depressurization and disposal. The gasifier maintains a low level of carbon in the bottom ash discharge stream, making overall carbon conversion of 95% or higher. Cold gas efficiencies of over 80% and carbon conversion of over 98% have been repeatedly demonstrated.
Fines carried over from the fluidized bed are separated from the product syngas prior to heat recovery and syngas cleanup and returned to the gasifier through our proprietary Fines Management System, or FMS, for maximizing carbon conversion. The product syngas is essentially free of tars and oils due to the temperature profile and residence time of the gases in the fluidized bed, simplifying downstream heat recovery and gas cleaning operations. Using FMS, we are now achieving over 90-day continuous runs on each single gasifier, which allows us to achieve very high availability of syngas due to our spare stem gasifier configuration. With FMS, we believe that we can maximize the utilization of low rank coal in our U-GAS® -based gasifiers, and as a result, improve the cost advantages derived from using our technology.
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
For each U-GAS® unit which we license, design, build or operate for ourself or for a party other than a sub licensee and which uses coal or a coal and biomass mixture or biomass as the feed stock, we must pay a royalty based upon a calculation using the MMBtu per hour of dry syngas production of a rated design capacity, which is payable in installments at the beginning and at the completion of the construction of a project, or the Standard Royalty. Although it is calculated using a different unit of measurement, the Standard Royalty is effectively the same as the royalty payable to GTI under the Original Agreement. If we invest, or have the option to invest, in a specified percentage of the equity of a third party, and the royalty payable by such third party for their sublicense exceeds the Standard Royalty, we are required to pay to GTI the Agreed Percentage of such royalty payable by such third party. However, if the royalty payable by such third party for their sublicense is less than the Standard Royalty, we are required to pay to GTI, in addition to the Agreed Percentage of such royalty payable by such third party, the Agreed Percentage of our dividends and liquidation proceeds from our equity investment in the third party. In addition, if we receive a carried interest in a third party, and the carried interest is less than a specified percentage of the equity of such third party, we are required to pay to GTI, in our sole discretion, either (i) the Standard Royalty or (ii) the Agreed Percentage of the royalty payable to such third party for their sublicense, as well as the Agreed Percentage of the carried interest. We will be required to pay the Standard Royalty to GTI if the percentage of the equity of a third party that we (a) invest in, (b) have an option to invest in, or (c) receive a carried interest in, exceeds the percentage of the third party specified in the preceding sentence.

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
Business Strategy
The key elements of our business strategy include:
•
Executing on existing projects in China. We are continuing to implement operational measures to improve the financial performance of our ZZ Joint Venture plant in the near term, while also continuing to evaluate alternatives to better position the project to be commercially and financially successful in the future including the possible expansion of the plant to produce other products for other customers. We also intend to continue to leverage our success to date at the ZZ Joint Venture in our ongoing business development efforts, including through further visits from senior executives of possible customers and partners, as well as government officials, from China, India, Australia, Vietnam, and southern Africa. We are also continuing the ongoing construction of our Yima project, and are working to restructure our joint venture agreements to change the scope of the project from methanol to glycol production.

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

•
Expanding our relationships with strong strategic partners. Our efforts have been initially focused on facilities producing syngas, methanol and DME in China. We are expanding our relationships with our current partners and developing new relationships, including through our transaction with ZJX and China Energy and through strategic joint venture initiatives in specific markets that will enable us to expand our business. Such strategic relationships may include an investment in projects either directly by us or through an investment partner where U-GAS® plants may supply syngas to strategic customers via long-term offtake agreements. For example, through our joint venture SES Resource Solutions, we are working with Midas Resource Partners AG, a coal resource consulting and project development firm, to collaborate on project origination and project development activities for integrated coal resource-gasification projects to incentivize third party investors to commit to providing financing for such projects. We are also developing new downstream coal-to-chemicals and coal-to-energy projects which may expand our initial focus to include facilities producing SNG, MTG, glycol, and power and reducing gas for the steel industry. We are exploring new markets for entry such as India, Australia, and other parts of Asia and Europe.

•
Developing value where we have a competitive advantage and have access of rights to feedstock resources. We believe that we have the greatest competitive advantage using our U-GAS® technology in situations where there is a ready source of low rank, low cost coal, coal waste or biomass to utilize as a feedstock. We are focusing our efforts in countries with large low rank coal resources such as India, China, Australia and South Africa. We are working to develop transactions that include securing options to these feedstock resources. For example, we are currently in discussions regarding development opportunities in Inner Mongolia, China where provincial authorities are willing to make available coal resources to the project owners, which adds protection from future coal cost increases, and can potentially lead to increased project revenue. In these cases, we may provide technology to add value to coal resources which may be of little value without our U-GAS® conversion technology, or may acquire or partner with owners of these resources to create more value and opportunity for us through the integration of our technology with the resources. Additionally, where strategic relationships and capital and/or financing is available, we may acquire an interest in such resources, including existing facilities or coal mines, where we could create value with our U-GAS® technology by securing direct access to feedstock.

•
Continue to develop and improve U-GAS® technology. We are continually seeking to improve overall plant availability, plant efficiency rates and fuel handling capabilities our U-GAS® gasification technology. We are continuing to work with our prospective customers to determine the suitability of their low rank coals for our U-GAS® technology through proprietary coal characterization testing as well as selective commercial scale testing in our ZZ Joint Venture plant. Additionally, we are growing our technology base through continued development of know-how with our engineering and technical staff, growing and protecting our trade secrets as a result of patenting improvements tested at our ZZ Joint Venture plant, and improvements resulting from integration of our technology with downstream processes. One example includes the development of our FMS which we believe can maximize the utilization of low rank coal in our U-GAS®-based gasifiers, resulting in improved cost advantages. We have filed several patent applications relating to our improvements to the U-GAS® technology.

•
Grow earnings through increased revenues and control of expenses. We remain intently focused on control of our expenses while we grow revenues from our technology business. We believe our strategy will allow us to grow near term revenues to position us for sustainable long term growth. We intend to minimize project development expenses until we have assurances that acceptable financing is available to complete our projects. Until we have such assurances, our strategy will be to operate using current capital resources and leveraging the resources of our strategic relationship and/or financing partners.

Target Markets
China
We believe that China offers immediate opportunities to develop U-GAS®-based coal gasification projects. Coal is China’s most abundant indigenous energy resource, including a ready supply of low rank coals. According to the BP Statistical Review of World Energy June 2011 report, as of yearend 2010, China’s recoverable coal reserves amounted to 114.5 billion tonnes, including 52.3 billion tonnes of lower grade sub-bituminous and lignite coals. In addition, the Chinese government is promoting the expansion of the domestic supply of chemical products and transportation fuels derived from coal. Methanol derived from coal is used primarily as a commodity chemical used in manufacturing a wide range of products from formaldehyde and acetic acid to pharmaceuticals and plastics. As the technology to make olefin from methanol matures, methanol-to-olefin projects are expected to play a key role in driving the methanol demand growth. Methanol is also used to a lesser extent to further process into DME as well as an oxygenate for blending into automotive gasoline. China’s methanol consumption has grown from 2.6 million tonnes in 1999 to 20.9 million tonnes in 2010. China has put in place standards that control the use of methanol as a fuel at 100% and 85%. In April 2009, China approved the national standard which regulates the quality, transportation, packaging and storage of methanol to be used as fuel for motor vehicles. In July 2009, China released the standard that controls the use of methanol as a fuel at 85% concentration with gasoline and is expected to put in place standards that control the use of methanol as a fuel at 15% concentration with gasoline. Although these standards do not mandate the use of methanol, we expect that they will act as a catalyst for further growth in the development of infrastructure, fuelling stations, and vehicles in China which can accommodate higher proportion methanol blends. We believe that methanol as a blending agent at 15% concentration with gasoline is positive for the long-term outlook for methanol demand. With China demonstrating the viability of methanol blending in gasoline, we believe this will accelerate methanol consumption and increase methanol prices. This should also increase the potential for methanol blending to be adopted in other countries.

We believe coal to SNG will grow in China due to China’s limited natural gas resources. According to the 2011 International Energy Outlook from the U.S. Energy Information Administration, China’s natural gas consumption is estimated to reach 335 billion cubic meters in 2020 but domestic production of natural gas in China is estimated to be 185 billion cubic meters in 2020. Today, coal to SNG projects are beginning to progress and the Chinese government supports these types of coal to energy projects. Due to this estimated shortfall in natural gas, combined with the current encouragement from the Chinese government for these projects, we believe there is potential in China for several of these SNG projects which are anticipated to be very large scale as compared to previous coal-to-chemical projects that have been built in China. In addition, we believe many of these projects will be located in regions such as Inner Mongolia where very low cost lignite coals can be made available and are necessary to reduce the production cost of SNG. Our technology is well suited for this location due to its ability to process these low quality coals and to meet local requirements for clean production of syngas, without tars and oils produced by other technologies, and very low water usage for the overall process. In addition, Inner Mongolia government regulations permit higher quality coals to be made available to those companies that can cleanly gasify the low quality lignite coals. This creates the potential to sell the high quality coals directly to the market while operating the project on low cost lignite, further enhancing the overall financial performance and value created by the project.
In addition to these applications, new technologies such as coal-to-glycol are encouraged. Glycol is mainly used for making polyester and, to a lesser extent, coolant and unsaturated polyester resins. China’s glycol demand exceeded 9 million tonnes in 2010 and more than 70% of China’s glycol demand is satisfied through imports. We may provide technology or develop projects that integrate coal-to-glycol technology with our U-GAS® coal gasification systems.
India
We believe that India is poised for coal-based gasification growth. Historically, there has been limited coal gasification in India due to the cost of competing alternatives derived from oil and natural gas and due to the challenging nature of the high ash Indian coals to be gasified in competing gasification technologies. India has substantial low rank coal resources. Our recent business development activities in India indicate that coal gasification is poised for growth due to reduced availability of, and increasing prices for, oil and natural gas, high economic growth and a need for a variety of basic chemical and energy products which may be derived from coal gasification. We believe that there are significant opportunities in India and that U-GAS® has competitive advantages due to India’s high ash coals for which other more established technologies are not as suitable. India also offers a base for high quality engineering technical resources at low cost.
Australia
Australia presents an intriguing potential for our coal gasification deployment due to its large quantities of low-rank coal. Much of this coal has limited commercial appeal as exporting it is expensive due to Australia’s vast size and its distance from international coal users. Australia itself is in the top tier of environmental activism, so conventional combustion of this coal within the country is difficult. Finally, Australia has high energy prices due to its limited gas and oil resources and its distance from oil producers. We are currently engaged with Ambre Energy on a detailed paid feasibility study for producing synthetic gasoline from low quality Australian coal and working with Coalworks Limited under a strategic alliance agreement, each as discussed below under “— Technology Licensing and Related Services.”
Other Countries
We are considering projects in several other countries including the U.S., Vietnam, Turkey, Japan, Korea, Indonesia, southern African countries, Brazil, and others. We will focus our technical and business resources on what we believe to be the highest impact and most viable projects. These analyses include project economics, the viability of competitors (both gasification and non-gasification), financial strength of the prospective owners and investors, and other criteria.
Business Development, Engineering and Project Management
Business Development Staff
We currently employ a staff of experienced business development professionals that are focused on opportunities in all of our target markets. The business development team is focused on the disciplined development of new business for gasification projects, licensing opportunities and other technology products and services that maximize the advantages of U-GAS® technology. Members of the team have either led or participated in the development of multiple coal and natural gas power projects, coal gasification projects, chemical and nuclear projects and gasification licensing transactions in China and other countries over the past two decades. In addition, we utilize consultants to supplement our staff in developing relationships with strategic partners and potential customers.

Technology, Engineering and Project Management Staff
Our operations in China have given us the opportunity to build a leading gasification engineering team. Coal has been an important part of the Chinese economy for many decades. This has spawned a large community of engineers with experience in coal gasification and industrial process design and implementation. During the last few decades, China has developed an entire university program dedicated to coal energy and process engineering, resulting in a ready source of high quality, experienced engineers to work on advanced gasification technologies such as U-GAS®. During fiscal 2011, we further strengthened our technology team and engineering execution expertise to advance our technology and to support additional licensing and joint venture opportunities. We are also enhancing in-house technology development, intellectual property patenting opportunities, and design improvement capabilities through structured technology evaluation procedures.
Additionally, we have an experienced project management team that includes several members with international engineering, procurement and construction experience. We intend to use this engineering and project management team to conceptualize, design and build gasification projects in our target markets and to develop and protect the development of our technology. We believe that this capability represents a key advantage for marketing to multi-national firms throughout the project development cycle and enables pre-development engineering work to be done with a faster cycle time and at a substantially lower cost. In addition to our technology engineering team, we leverage our resource capability through partnering with international engineering and procurement companies in China and other regions.
Technology Licensing and Related Services
We intend to place increased focus on development of licensing opportunities for our proprietary U-GAS® technology on a global basis with a focus on India, China, Eastern Europe, the U.S., Australia and Vietnam, as well as other parts of Asia and southern Africa, due to their large low rank coal resources.
In December 2009, we entered into a strategic alliance agreement with Coalworks Limited, an emerging Australian energy developer, to develop the first coal gasification and liquefaction plant for Coalworks at Oaklands, New South Wales, Australia utilizing our U-GAS® technology. Pursuant to the strategic alliance agreement, we have delivered our feasibility study for this project and plan to discuss next steps with Coalworks.
In August 2011, we entered into a technical study agreement with Ambre Energy, or Ambre, of Australia to supply a proprietary gasification design to support Ambre’s development of a planned Coal to Liquids Project, or ambreCTL. Ambre intends to integrate this technical study with its engineering work on the overall ambreCTL project that it is developing in Queensland, Australia.
During fiscal 2011, we conducted multiple coal tests for customers at our ZZ Joint Venture Plant. In December 2010, we successfully completed a one-week campaign for Ambre on their Felton, Queensland, high ash sub-bituminous coal. This test proved our technology’s capability to gasify efficiently and cost effectively their low rank coal which previously had been unsuccessfully tested in two other commercial gasification technologies. Ambre is using the results of this test along with the engineering study that was initiated in August 2011, to advance the ambreCTL project. In August 2011, we successfully completed a one-week campaign on high ash bituminous coal washery wastes for Yankuang Yishan Coal Chemical Company, or YYCC, for their coal to ammonia project in China. Based on the results of this campaign, YYCC will evaluate the replacement of their current low-efficiency, high operating cost gasifiers with U-GAS® gasifiers in order to increase the profitability of their coal to ammonia facilities.
In the U.S., we believe there may be opportunities for us to leverage the capability of U-GAS® to efficiently gasify biomass to make renewable fuels. Today’s regulatory environment in the U.S. is favorable for these types of projects because increased environmental concerns are creating a market demand for renewable fuels and companies are under increasing pressure to reduce their carbon footprint.
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

Current Operations and Projects
Zao Zhuang Joint Venture
Joint Venture Agreement
On July 6, 2006, we entered into a cooperative joint venture contract with Shandong Hai Hua Coal & Chemical Company Ltd., or Hai Hua, which established Synthesis Energy Systems (Zao Zhuang) New Gas Company Ltd., or the ZZ Joint Venture, a joint venture company that has the primary purposes of (i) developing, constructing and operating a syngas production plant utilizing the U-GAS® technology in Zao Zhuang City, Shandong Province, China and (ii) producing and selling syngas and the various byproducts of the plant, including ash and elemental sulphur. We own 96% of the ZZ Joint Venture and Hai Hua owns the remaining 4%. We consolidate the results of the ZZ Joint Venture in our consolidated financial statements.
Syngas Purchase and Sale Agreement
The ZZ Joint Venture is also party to a purchase and sale agreement with Hai Hua for syngas produced by the plant, whereby Hai Hua will pay the ZZ Joint Venture an energy fee and capacity fee, as described below, based on the syngas production. The syngas to be purchased by Hai Hua is subject to certain quality component requirements set forth in the contract. In late December 2008, the plant declared commercial operations status for purposes of the purchase and sale agreement. The energy fee is a per normal cubic meters, or Ncum, of syngas calculation based on a formula which factors in the monthly averages of the prices of design base coal, coke, coke oven gas, power, steam and water, all of which are components used in the production of syngas. The capacity fee is paid based on the capacity of the plant to produce syngas, factoring in the number of hours (i) of production and (ii) of capability of production as compared to the guaranteed capacity of the plant, which for purposes of the contract is 22,000 Ncum per hour of net syngas. Hai Hua is obligated to pay the capacity fee regardless of whether they use the gasification capacity, subject only to availability of the plant, quality of the syngas and exceptions for certain events of force majeure. Due to worldwide reductions in methanol prices, as well as operational issues with respect to Hai Hua’s plant, Hai Hua has operated at a reduced rate of syngas consumption. Hai Hua has used approximately 35% to 45% of the syngas guarantee capacity since 2009.
In May 2011, Hai Hua notified the ZZ Joint Venture plant that it will not continue payment of capacity fees beyond April 2011 for commercial and contractual reasons. The unpaid amount totaled approximately $619,000 as of June 30, 2011. The plant has continued to operate and provide syngas to Hai Hua, and Hai Hua has paid other contractual obligations such as the energy fees and by-product sales due under the contract. We are continuing to work with Hai Hua on alternatives to resolve this issue. We did not recognize these capacity fee revenues during fiscal 2011 and we will not recognize any capacity fees until collection is reasonably assured.
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
We are also continuing to evaluate other alternatives to improve the financial performance of the ZZ Joint Venture. For example, in addition to the possible expansion to produce glycol as described above, we are also working on various arrangements to increase the syngas offtake volume. Such arrangements may involve selling syngas to another local customer and the possible restructure of our current business arrangement with Hai Hua to share in methanol production.
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
During the three months ended September 30, 2010, Yima expressed their intent to convert the existing project from methanol production to glycol production. Yima has communicated their belief that the prospect for strong economic performance of the plant can be improved by modifying the backend of the project to make glycol. In addition, Yima has acquired a nearby coal to methanol facility and is looking to diversify and sees glycol as a potentially more profitable alternative. We have indicated to Yima that we would be willing to support this scope change if both parties can agree upon appropriate modifications to the joint venture contracts that can improve our overall risk and return without requiring any additional capital investment from us. Yima’s project management team believes that the project’s syngas production facilities will be brought online in mid-2012 as per the original schedule for commercial operation. The schedule for glycol production is currently awaiting government approvals.
The Yima Joint Ventures are in discussions with a potential fuel gas off-take customer for the sale of the initial syngas production. This would provide syngas sales until the syngas conversion to methanol or glycol is completed. We are continuing to have discussions with Yima to restructure the agreements as necessary to achieve these goals.

Construction of the utilities and gasification portions of the plant are on schedule. The remaining construction and commissioning for the project’s syngas production facilities is expected to take approximately twelve to fifteen additional months from June 2011. All major civil work and buildings have been completed and all long-lead items have been ordered and are in fabrication. We completed a major operator training program for the Yima Joint Venture’s operators at our ZZ Joint Venture plant and have completed important engineering design, operability and hazard reviews for the gasification portion of the plant.
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
Golden Concord Joint Venture
Our joint venture with Golden Concord, or the GC Joint Venture, was formed to (i) develop, construct and operate a coal gasification, methanol and DME production plant utilizing U-GAS® technology in the Xilinghote Economic and Technology Development Zone, Inner Mongolia Autonomous Region, China and (ii) produce and sell methanol, DME and the various byproducts of the plant. We have a 51% ownership interest in the GC Joint Venture and we consolidate the results of the GC Joint Venture in our consolidated financial statements. We have funded a total of $3.4 million of our required equity contribution and Golden Concord has additionally funded approximately $3.1 million of its equity contribution as of June 30, 2011. These funds were used for engineering and initial construction work for this project, land use rights, and for its development expenses.
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
SES Resource Solutions
SES Resource Solutions, Ltd., or SRS, is a joint venture owned 50% by us and 50% by Midas Resources AG, or Midas, that was created during fiscal 2011 to provide additional avenues of commercialization for our U-GAS® technology. Key objectives of the joint venture are to identify and procure low cost, low rank coal resources for which our technology and the SRS’ know-how represent the best route to commercialization; to provide investment opportunities in both gasification facilities and coal resources; and to facilitate the establishment of gasification projects globally based on our technology. In pursuing these objectives, the joint venture will seek to minimize the requirement for joint venture shareholder capital and maximize the use of third party financing.
Terms of the SRS joint venture agreement include:
•	SRS having the exclusive right to promote our gasification technology for the purpose of securing low-cost coal resources in projects worldwide that have been approved by us;
•	Midas providing expertise to originate and execute the above projects;
•	Us providing SRS with technology licenses and engineering development support for use in developing the joint integrated coal resource projects; and

•	SRS being managed by a four person board of directors, two of which were appointed by us and two of which were appointed by Midas.
•	Us agreeing to provide up to $2.0 million in funding to the joint venture, although it has the ability to discontinue funding at any point in time.
•	Revenue and profits being equally divided between the joint venture partners.
SES and Midas intend to establish separate entities for specific projects to attract external funding for these entities and will derive revenue from licensing fees, service fees, equity participation and royalties.
Share Purchase Agreement with ZJX
On March 31, 2011, we entered into a Share Purchase Agreement, or the Agreement, with China Energy Industry Holdings Group Co, Ltd., or China Energy, and Zhongjixuan Investment Management Company Ltd., or ZJX, pursuant to which we will issue on the closing date to China Energy 37,254,475 shares of our common stock, in exchange for approximately $83.8 million, or the Consideration. Within 20 business days after the accomplishment of the Milestone (as defined below), we shall further issue directly to China Energy an amount of shares of common stock which, when combined with the shares issued on the closing date, equals 60.0% of the outstanding common stock on a fully-diluted basis. In August 2011, we agreed to extend the closing period of the Agreement through December 31, 2011. The terms and conditions of the Agreement are summarized in Note 12 to the consolidated financial statements included herein.
Use of Proceeds
Subject to the discretion and approval of the Board, the Consideration, net of costs and expenses, is required to be applied to the following: (i) incorporation of a Company headquarters in China to consolidate the ownership of our investment projects in China and enhance our presence in China; (ii) investing in the expansion of our ZZ Joint Venture; (iii) investing in Phase I of our Yima Joint Ventures; (iv) acquiring an ownership interest in a coal mine that will provide coal to the Yima Joint Venture project; (v) investing in our Golden Concord Joint Venture; (vi) other Chinese projects that may be recommended to the Board from time to time; and (vii) other expenses of the operation and business of us in China.
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
Project Development
ZJX will use reasonable endeavours to create at least four project joint ventures , or the MJVs, in the areas of synthetic natural gas, methanol to gasoline; fertilizer; and electric power. Funding for each MJV is expected to be approximately RMB20 billion. Each MJV is expected to be funded with equity from a strategic investor plus project debt. We are anticipated to be part owner of each MJV through a targeted 35% carry provided by the strategic investor as part of our development of and provision of technology for the particular projects. ZJX will help us work with the strategic investors to obtain long term purchase commitments for each of the MJVs prior to the start of construction of each such project.
Closing of the transaction with China Energy and ZJX is subject to approval by our stockholders and other customary closing conditions.
Business Concentration
Hai Hua is currently our sole customer for syngas. In addition, our noncurrent assets in China accounted for $69.3 million of the $72.9 million of consolidated total noncurrent assets as of June 30, 2011, which includes property, plant and equipment, our investment in the Yima Joint Ventures and other assets.
Competition
The primary competition for the U-GAS® coal gasification technology are the fixed bed and moving bed technologies, which were developed and implemented commercially in the 1960’s. The Lurgi fixed bed slagging and non-slagging gasification technology can operate on more difficult coals containing high ash and high moisture content, however, the gasifiers require lump-size non-caking coals for their feed, which results in a significant portion of the coal being rejected during preparation. Additionally, fixed bed gasifiers of Lurgi produce a large amount of tars and oils that must be removed from the syngas. These two inefficiencies result in increased capital and operating costs and reduced coal utilization when compared to the U-GAS® technology. The U-GAS® fluidized bed technology operates efficiently with high ash and high moisture coals without any coal rejection and without the formation of tars and oils. Other technologies, such as the Winkler and High Temperature Winkler fluidized bed gasifiers, British Gas Lurgi fixed bed gasifiers, and others are being marketed in specific regions like China, Russia, and North Korea. These technologies have a longer history but generally have lower carbon conversions, lower cold gas efficiencies and lower operating pressure capabilities compared to U-GAS®. Additionally, several companies, including KBR, are developing gasification technologies targeted for low quality coals but as yet have no commercially operating gasifiers.
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
In March 2011, China released its 12th Five — Year Plan, which maps a path for more sustainable economic growth, focusing on energy efficiency and the use of cleaner energy sources to mitigate the effects of rapidly rising energy demand. We believe these policies could lead to expanded syngas application in methanol production as well as in the licensing business of coal gasification technologies, which we believe we are uniquely positioned to benefit from.
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

New environmental laws and regulations may be adopted, such as the imposition of a carbon tax, a cap and trade program requiring us to purchase carbon credits, or measures that would require reductions in emissions, raw materials, fuel use or production rates. In particular, the U.S. House of Representatives recently approved adoption of the Waxman-Markey cap-and-trade legislation for the purposes of controlling and reducing emissions of greenhouse gases in the United States by establishing an economy-wide cap on emissions of these gases in the United States and requiring most sources of emissions to obtain emission “allowances” corresponding to their annual emissions of such gases, with the number of emission allowances issued each year declining as necessary to meet the overall emission reduction goals.
In addition, in the United States, certain environmental permits that are required for new facilities must be issued prior to the commencement of construction, but issuance of these permits is subject to unpredictable delays, contests and even, in some cases, denial. Our facilities will require permits for air emissions and wastewater discharges, as well as other authorizations, some of which must be issued before construction commences. Although we believe that there will be public support for our projects, the permitting process is complex and time consuming and the issuance of permits is subject to the potential for contest and other regulatory uncertainties that may result in unpredictable delays.
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
Employees
As of June 30, 2011, we had 189 employees, including 141 employees at the ZZ Joint Venture plant. None of our employees are represented by any collective bargaining unit. We have not experienced any work stoppages, work slowdowns or other labor unrest. We believe that our relations with our employees are good.

Item 1A.	Risk Factors
Risks Related to Our Business
We will require substantial additional funding, and our failure to raise additional capital necessary to support and expand our operations could reduce our ability to compete and could harm our business.
As of June 30, 2011, we had $32.2 million of cash and cash equivalents. We expect to continue to have negative cash flows until we can generate sufficient revenues from our licensing and related service projects, as well as from the ZZ Joint Venture, the Yima Joint Ventures and other projects which are under development, to cover our general and administrative expenses and other operating costs. We plan to use our cash for:
•	general and administrative expenses;
•	debt service related to the ZZ Joint Venture;
•	working capital;
•	project, third party licensing and technical development expenses;
•	operating expenses of SRS; and
•	general corporate purposes.

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
We expect to continue for a period of time to have negative operating cash flows until we can generate sufficient revenues from our licensing and related service projects, as well as from the ZZ Joint Venture, the Yima Joint Ventures and other projects which are under development, to cover our general and administrative expenses and other operating costs. In addition, if we are not able to complete the ZJX/China Energy transaction, we will need to aggressively pursue additional partners in China and may need to cut our operating expenses. We will also limit the development of any further projects until we have assurances that acceptable financing is available to complete the project.
We can make no assurances that our business operations will develop and provide us with sufficient cash to continue operations. We will need to raise additional capital through equity and debt financing for any new projects that are developed, to support our existing projects and any possible expansions thereof and for general and administrative expenses resulting from our existing operations. We may also need to raise additional funds sooner than expected in order to fund more rapid expansion, cover unexpected construction costs or delays, respond to competitive pressures or acquire complementary energy related products, services, businesses and/or technologies. In addition, we may attempt to secure project financing in order to construct additional plant facilities. Such financing may be used to reduce the amount of equity capital required to complete the project.
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
Our lack of operating history precludes us from forecasting operating results and our business strategies may not be accepted in the marketplace and may not help us to achieve profitability.
Our lack of operating history or meaningful revenue precludes us from forecasting operating results based on historical results. Our proposed business strategies described in this annual report incorporate our senior management’s current best analysis of potential markets, opportunities and difficulties that face us. No assurance can be given that the underlying assumptions accurately reflect current trends in our industry, terms of possible project investments or our customers’ reaction to our products and services or that such products or services will be successful. Our business strategies may and likely will change substantially from time to time (such as our recent emphasis on licensing and related product offerings) as our senior management reassesses its opportunities and reallocates its resources, and any such strategies may be changed or abandoned at any time. If we are unable to develop or implement these strategies through our projects and our U-GAS® technology, we may never achieve profitability which could impair our ability to continue as a going concern. Even if we do achieve profitability, it may not be sustainable, and we cannot predict the level of such profitability.
Our results of operations may fluctuate.
Our operating results may fluctuate significantly as a result of a variety of factors, many of which are outside our control. Factors that may affect our operating results include: (i) our ability to obtain new customers and retain existing customers; (ii) the cost of coal and electricity; (iii) the success and acceptance of U-GAS® technology; (iv) our ability to successfully develop our licensing business and execute on our projects; (v) the ability to obtain financing for our projects; (vi) shortages of equipment, raw materials or feedstock; (vii) approvals by various government agencies; (viii) the inability to obtain land use rights for our projects; and (ix) general economic conditions as well as economic conditions specific to the energy industry. In addition, our results of operation in the near future will be largely affected by the level of licensing and related service revenues and syngas production levels at our ZZ Joint Venture plant. Under the syngas purchase and sale contract, Hai Hua is only required to pay the energy and capacity fee payments (described in “Description of Business — Current Operations and Projects — Zao Zhuang Joint Venture — Syngas Purchase and Sale Agreement”) if the syngas produced by the plant meets certain minimum specifications once the plant is in commercial operation. Any failure of this plant to meet these requirements would mean that Hai Hua would not be required to make the energy and capacity fee payments. In addition, Hai Hua has not made the capacity fee payments to the ZZ Joint Venture since April 2011. The unpaid amount totals approximately $619,000 as of June 30, 2011. Although we are continuing to work with Hai Hua on alternatives to resolve the issue, there can be no assurances that we will collect these amounts. Hai Hua’s failure to make the energy or capacity fee payments in either case could lead us to shut down the ZZ Joint Venture plant for a period of time until we are able to either find an alternative purchaser of our production or a different use for the plant.

We may not be successful developing opportunities to license the U-GAS® technology.
Under the terms of the New Agreement with GTI, we are permitted to sell U-GAS® technology licenses, components and services to third parties and we have already identified potential opportunities in the U.S., India, Australia, Vietnam and southern Africa, as well as other parts of Europe and Asia. We have only recently begun to develop our licensing and related service business and many of the relationships with potential customers are still being cultivated. Our ability to successfully develop licensing opportunities for the U-GAS® technology is uncertain and depends upon the strength of global markets as well as our continued capability to deliver technology licenses, components and services primarily through our China operations center. In addition, as with our other projects, we will be exposed to the risk of financial non-performance by our customers. Although we anticipate that we can generate revenues through engineering and technical service fees, as well as licensing fees and royalties on products sold by our licensees that incorporate our proprietary technology, there can be no assurances that we will be able to do so. In addition, due to our size and lack of operating history, there could be a perception that we are not able to satisfy our obligations under the license agreement. As a result, partners may choose to enter into agreements with our larger competitors due to the belief that they are in a greater position to stand by their performance. Our inability to generate revenues from, and otherwise further develop, our licensing business could have a material adverse effect on our business and results of operation.
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
Economic uncertainty could negatively impact our business, limit our access to the credit and equity markets, increase the cost of capital, and may have other negative consequences that we cannot predict.
Economic uncertainty in the United States could create financial challenges if conditions do not improve. Most recently, Standard & Poor’s downgraded the U.S. credit rating to AA+ from its top rank of AAA, which has increased the possibility of other credit-rating agency downgrades which could have a material adverse effect on the financial markets and economic conditions in the United States and throughout the world. Our internally generated cash flow and cash on hand historically have not been sufficient to fund all of our expenditures, and we have relied on, among other things, bank financings and private equity to provide us with additional capital. Our ability to access capital may be restricted at a time when we would like, or need, to raise capital. If our cash flow from operations is less than anticipated and our access to capital is restricted, we may be required to reduce our operating and capital budget, which could have a material adverse effect on our results and future operations. Ongoing uncertainty may also reduce the values we are able to realize in asset sales or other transactions we may engage in to raise capital, thus making these transactions more difficult and less economic to consummate.
The termination of our license agreement with GTI or any of our joint venture agreements or licensing agreements would materially adversely affect our business and results of operations.
The New Agreement, our joint ventures in China, our licensing and related service business and our joint venture with SRS are essential to us and our future development. The New Agreement terminates on August 31, 2016, but may be terminated by GTI upon certain events of default if not cured by us within specified time periods. In addition, after the two ten year extension periods provided under the License Agreement, which are exercisable at our option, we cannot assure you that we will succeed in obtaining an extension of the term of the license at a royalty rate that we believe to be reasonable or at all. Our joint venture agreements do not terminate for many years, but may be terminated earlier due to certain events of bankruptcy or default, or, in the case of Zao Zhuang, if the purchase and sale contract for syngas is terminated. Termination of any of our joint ventures would require us to seek another collaborative relationship in that territory. We cannot assure you that a suitable alternative third party would be identified, and even if identified, we cannot assure you that the terms of any new relationship would be commercially acceptable to us. In addition, any of our license agreements could be terminated by our customer if we default under the terms of the agreement and any such termination could have a material adverse affect on our business and results of operations.
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
We are dependent on our relationships with our strategic partners to accelerate our expansion, fund our development efforts, better understand market practices and regulatory issues and more effectively handle challenges that may arise. Our future success will depend on these relationships and any other strategic relationships that we may enter into. We cannot assure you that we will satisfy the conditions required to maintain these relationships under existing agreements or that we can prevent the termination of these agreements. We also cannot assure you that we will be able to enter into relationships with future strategic partners on acceptable terms. The termination of any relationship with an existing strategic partner or the inability to establish additional strategic relationships may limit our ability to develop our U-GAS® projects and may have a material adverse effect on our business and financial condition.
We may never be able to reach agreements regarding the completion of future projects.
Other than the ZZ Joint Venture and the Yima Joint Ventures, all of our other potential development opportunities are in the early stages of development and/or contract negotiations. Our agreements with Hai Hua and Yima, discussed under “Description of Business—Current Operations and Projects,” are currently our only negotiated joint venture contracts with operations. We are in the process of developing alternative potential partners for our Golden Concord project and are discussing a possible change in scope of the Yima Joint Ventures from methanol to glycol, but this involves a lengthy and costly process of fulfilling the requirements of requests for proposals and negotiating contracts before offering our services. Additionally, we have only recently begun to develop our licensing and related service business and many of the relationships with potential customers are still being cultivated. We are unsure of when, if ever, many of these contracts will be negotiated, executed and implemented. There are many reasons that we may fail in our efforts to negotiate, execute and implement contracts with our target customers to provide cost efficient energy services, including the possibilities that: (i) our products and services will be ineffective; (ii) our products and services will be cost prohibitive or will not achieve broad market acceptance; (iii) competitors will offer superior products and services; or (iv) competitors will offer their products and services at a lower cost.
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
Our performance is substantially dependent on the continued services and on the performance of our senior management and other key personnel. Our performance also depends on our ability to retain and motivate our officers and key employees. The loss of the services of any of our executive officers or other key employees could have a material adverse effect on our business, results of operations and financial condition. Although we have employment agreements, which include non-competition provisions, with Robert Rigdon, our President and Chief Executive Officer, Kevin Kelly, our Controller and Chief Accounting Officer, Francis Lau, our Chief Technology Officer, William E. Preston, our Senior Vice President — Global Business Development and Licensing and certain other members of senior management, as a practical matter, those agreements will not assure the retention of our employees and we may not be able to enforce all of the provisions in any such employment agreement, including the non-competition provisions. Our future success also depends on our ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, marketing and customer service personnel. Competition for such personnel is intense, and we cannot assure you that we will be able to successfully attract, integrate or retain sufficiently qualified personnel. In addition, because substantially all of our operations are currently in China, we will be required to retain personnel who reside in, or are willing to travel to, and who speak the language and understand the customs of, China. Our inability to retain these types of individuals could have a material adverse effect on our business, results of operations and financial condition.
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
Although we have been successful in obtaining the permits that are required at this stage of our development, any retroactive change in policy guidelines or regulations, or an opinion that the approvals that have been obtained are inadequate, could require us to obtain additional or new permits, spend considerable resources on complying with such requirements or delay commencement of construction. For example, China has issued new project approval requirements for coal to methanol and DME which could be applied to our existing permits. Other developments, such as the enactment of more stringent environmental laws, regulations or policy guidelines or more rigorous enforcement procedures, or newly discovered conditions, could require us to incur significant capital expenditures.

We may incur substantial liabilities to comply with climate control legislation and regulatory initiatives.
Recent scientific studies have suggested that emissions of certain gases, commonly referred to as “greenhouse gases,” may be contributing to the warming of the Earth’s atmosphere. Carbon dioxide, a byproduct of burning fossil fuels such as coal, is an example of a greenhouse gas. Our plants using U-GAS® technology may release a significant amount of carbon dioxide. In response to such studies, many countries are actively considering legislation, and many states in the United States have already taken legal measures, to reduce emissions of greenhouse gases. For example, the U.S. House of Representatives has approved adoption of the Waxman-Markey cap-and-trade legislation for the purposes of controlling and reducing emissions of greenhouse gases in the United States by establishing an economy-wide cap on emissions of these gases in the United States and requiring most sources of emissions to obtain emission “allowances” corresponding to their annual emissions of such gases, with the number of emission allowances issued each year declining as necessary to meet the overall emission reduction goals, although the U.S. Senate has still not considered the legislation. Although we plan to use advanced technologies to actively utilize and sequester any greenhouse gas emissions, new legislation or regulatory programs, such as the Waxman-Markey cap-and-trade legislation, that restrict emissions of greenhouse gases in areas in which we conduct business could have an adverse affect on our operations, costs and ability to operate our plants.
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
Our management regularly reviews and updates our internal control over financial reporting, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls and procedures, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of our controls and procedures, or failure to comply with regulations related to controls and procedures, could have a material adverse effect on our business, results of operations and financial condition.
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
Despite continuing international pressure on the Chinese government, intellectual property rights protection continues to present significant challenges to foreign investors and, increasingly, Chinese companies. Chinese commercial law is relatively undeveloped compared to the commercial law in our other major markets and only limited protection of intellectual property is available in China as a practical matter. Although we have taken precautions in the operations of our Chinese subsidiaries to protect our intellectual property, any local design or manufacture of products that we undertake in China could subject us to an increased risk that unauthorized parties will be able to copy or otherwise obtain or use our intellectual property, which could harm our business. We may also have limited legal recourse in the event we encounter patent or trademark infringement. Uncertainties with respect to the Chinese legal system may adversely affect the operations of our Chinese subsidiaries. China has put in place a comprehensive system of intellectual property laws; however, incidents of infringement are common and enforcement of rights can, in practice, be difficult. If we are unable to manage our intellectual property rights, our business and operating results may be seriously harmed.
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
The Chinese government exerts substantial influence over the manner in which we must conduct our business activities.
The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of the jurisdictions in which we operate may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof and could require us to divest ourselves of any interest we then hold in Chinese properties or joint ventures.
We may have difficulty establishing adequate management, legal and financial controls in China.
China historically has been deficient in Western style management and financial reporting concepts and practices, as well as in modern banking, computer and other control systems. We may have difficulty in hiring and retaining a sufficient number of employees who are qualified to assist us in application of such concepts and practices to work in China. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards.

Any recurrence of Severe Acute Respiratory Syndrome, Avian Flu, or another widespread public health problem, in China could adversely affect our operations.
A renewed outbreak of Sever Acute Respiratory Syndrome, Avian Flu, or another widespread public health problem in China could have a negative effect on our operations. Such an outbreak could have an impact on our operations as a result of:
•	quarantines or closures of some of our operating plants, which would severely disrupt our operations,

•	the sickness or death of our key officers and employees, and

•	a general slowdown in the Chinese economy.
Any of the foregoing events or other unforeseen consequences of public health problems could adversely affect our operations.
Uncertainties with respect to the Chinese legal system could limit the legal protections available to you and us.
We conduct substantially all of our business through our operating subsidiaries in China. Our operating subsidiaries are generally subject to Chinese laws and regulations including those applicable to foreign investments in China and, in particular, laws applicable to foreign-invested enterprises. The Chinese legal system is a civil law system based on written statutes. Unlike common law systems, decided legal cases have little precedential value in China. In 1979, the Chinese government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. The overall effect of legislation since 1979 has significantly enhanced the protections afforded to various forms of foreign investment in China. However, Chinese laws and regulations change frequently and the interpretation of laws and regulations is not always uniform and enforcement thereof can involve uncertainties. For instance, we may have to resort to administrative and court proceedings to enforce the legal protection that we are entitled to by law or contract. However, since Chinese administrative and court authorities have significant discretion in interpreting statutory and contractual terms, it may be difficult to evaluate the outcome of administrative court proceedings and the level of law enforcement that we would receive in more developed legal systems. Such uncertainties, including the potential inability to enforce our contracts, could limit legal protections available to you and us and could affect our business and operations. In addition, intellectual property rights and confidentiality protections in China may not be as effective as in the United States or other countries. Accordingly, we cannot predict the effect of future developments in the Chinese legal system, particularly with regard to the industries in which we operate, including the promulgation of new laws. This may include changes to existing laws or the interpretation or enforcement thereof, or the preemption of local regulations by national laws. These uncertainties could limit the availability of law enforcement, including our ability to enforce our agreements with Chinese government entities and other foreign investors.
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
Although our common stock is traded on The NASDAQ Stock Market, the trading volume has historically been low and we cannot assure investors that this will increase the trading volume or decrease the volatility of the trading price of our common stock. We cannot assure investors that a more active trading market will develop even if we issue more equity in the future.

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
We are a party to various legal proceedings including the one noted below. While management presently believes that the ultimate outcome of these proceedings will not have a material adverse effect on its financial position, overall trends in results of operations or cash flows, litigation is subject to inherent uncertainties, and unfavorable rulings or settlements could occur which could have a material adverse impact on our financial position and operating results.
In September 2008, we were named as one of a number of defendants in a lawsuit filed in the U.S. District Court for the Central District of California, Southern Division, by Igor Olenicoff, one of our former stockholders, and a company he controls. Also named were Timothy E. Vail (our former CEO and a former director), David Eichinger (our former CFO), and another one of our directors (collectively, we, Mr. Vail, Mr. Eichinger and the director are referred to as the “SES Defendants”), as well as UBS AG, Union Charter Ltd., and other persons who allegedly managed Mr. Olenicoff’s investments outside the U.S. The SES Defendants have been named in this lawsuit based primarily upon allegations that one of our former stockholders, Teflomi Trade & Trust, Inc., was a shell company formed for the purposes of holding Mr. Olenicoff’s assets overseas, and that the SES Defendants allegedly had knowledge of this arrangement. The claims initially asserted against the SES Defendants included, among others, securities fraud in violation of Rule 10b-5 under the Securities Act and the California state law equivalent, violations of the Racketeer Influenced and Corrupt Organizations Act, or RICO, common law fraud and negligent misrepresentation, breach of fiduciary duty, conspiracy and unfair business practices. On the SES Defendants’ motion, on July 31, 2009, the court issued an order dismissing the securities fraud claims as to each of the SES Defendants and the common law fraud, negligent misrepresentation claim and breach of fiduciary duty claims as to us, Mr. Vail and Mr. Eichinger. The court determined that certain other claims, including RICO, conspiracy and unfair business practices, were sufficiently pled and could proceed at this stage. Plaintiffs were given leave to amend and, on August 24, 2009, filed an amended complaint attempting to replead their securities fraud claims, and alleged a new claim for violation of the Uniform Commercial Code (the “UCC”). In response, on September 23, 2009, the SES Defendants filed a motion to dismiss the securities fraud and UCC claims. The court heard oral argument on the SES Defendants’ motion to dismiss, and on various other defendants’ motions to dismiss, on November 9, 2009. On March 16, 2010, the court issued an order on the pending motions to dismiss, dismissing the securities fraud and UCC claims as to each of the SES Defendants. Thus, the claims that remain as to the SES Defendants collectively include violations of RICO, RICO conspiracy, unfair business practices, conversion and civil conspiracy; the claims that remain as to the individually named director include fraudulent misrepresentation, constructive fraud, negligent misrepresentation and breach of fiduciary duty. The SES Defendants filed their answer to these claims on April 22, 2010. The parties are currently engaged in discovery related to those claims the court has allowed to remain in the case. Additionally, on August 15, 2011, the SES Defendants filed a motion for summary judgment or, in the alternative, summary adjudication as to each of the claims remaining against them, collectively, and the individually named director, separately. This motion is fully briefed and oral argument was heard by the court on September 26, 2011 and the court has taken the matter under submission. The court has set a trial date of February 7, 2012. The SES Defendants believe the claims alleged against them to be without merit and intend to continue to vigorously defend all claims which are allowed to proceed in the court.

Item 4.	[Removed and Reserved.]
PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Price for Common Stock and Stockholders
Our common stock is traded on The NASDAQ Global Market under the symbol SYMX. The following table sets forth the range of the high and low sale prices for our common stock for the periods indicated.

	Sales Price
	High	Low
Year Ending June 30, 2011:
First Quarter	$1.21	$0.81
Second Quarter	$1.20	$0.80
Third Quarter	$3.12	$1.03
Fourth Quarter	$4.50	$1.55
Year Ending June 30, 2010:
First Quarter	$1.45	$0.76
Second Quarter	$1.36	$0.84
Third Quarter	$1.21	$0.91
Fourth Quarter	$1.33	$0.95
As of September 20, 2011, our authorized capital stock consisted of 200,000,000 shares of common stock, of which 50,860,845 shares of common stock were issued and outstanding. As of such date, there were 159 holders of record of our common stock.
Dividend Policy
We have not paid dividends on our common stock and do not anticipate paying cash dividends in the immediate future as we contemplate that our cash flows will be used for continued growth of our operations. The payment of future dividends, if any, will be determined by our Board of Directors, or the Board, in light of conditions then existing, including our earnings, financial condition, capital requirements, and restrictions in financing agreements, business conditions and other factors.

Securities Authorized For Issuance Under Equity Compensation Plans
The following table sets forth information regarding our existing equity compensation plans as of June 30, 2011.

Equity Compensation Plan Information
Number of securities
			Weighted average	remaining available for
	Number of securities to		exercise price of	future issuance under
	be issued upon exercise		outstanding	equity compensation plans
	of outstanding options,		options, warrants	(excluding securities
	warrants and rights		and rights	reflected in column (a))
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by security holders (1)	6,563,344	(2)	$0.91	690,370	(2)
Equity compensation plans not approved by security holders	—		—	—

Total as of June 30, 2011	6,563,344		$0.91	690,370

(1)	Consists of the Amended and Restated 2005 Incentive Plan, as amended, or the Plan.

(2)
Of the total 8,000,000 shares under the Plan, options to acquire 6,563,344 shares of commons stock were outstanding at June 30, 2011 and 5,800 shares of restricted stock had been granted under the Plan. The shares issued for the restricted stock grants were vested immediately upon grant.

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
Statements of Operations Data
(in thousands, except per share amounts)

	Years Ended June 30,
	2011	2010	2009	2008	2007

Total revenue	$10,158	$9,301	$2,102	$328	—
Operating loss	(15,730)	(24,964)	(30,062)	(28,061)	(13,642)
Net loss	(15,620)	(25,415)	(29,279)	(28,052)	(13,179)
Less: net loss attributable to noncontrolling interests	157	3,667	703	610	37
Net loss attributable to stockholders	(15,463)	(21,748)	(28,576)	(27,442)	(13,142)
Net loss per share:
Basic and diluted	$(0.32)	$(0.45)	$(0.60)	$(0.80)	$(0.47)
Weighted average common shares outstanding:
Basic and diluted	48,584	48,230	48,017	34,385	27,852
Balance Sheet Data
(in thousands)

	June 30,
	2011	2010	2009	2008	2007
Total working capital	$28,552	$38,305	$82,140	$117,646	$(54)
Total assets	109,974	120,581	146,136	177,747	38,472
Total liabilities	13,190	16,542	20,040	24,241	18,922
Total equity	96,784	104,039	126,096	153,506	19,550

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Our principal operating activities are currently in China, however, we are developing opportunities in other countries including India, the U.S. and Australia, as well as other parts of Asia and Europe. Our ZZ Joint Venture project is our first commercial scale coal gasification plant and is located in Shandong Province, China. It has been in operation since February 2008 and in commercial operation since December 2008. Our Yima project is currently under construction in Henan Province, China.
The key elements of our business strategy include:
•
Executing on existing projects in China. We are continuing to implement operational measures to improve the financial performance of our ZZ Joint Venture plant in the near term, while also continuing to evaluate alternatives to better position the project to be commercially and financially successful in the future, including the possible expansion of the plant to produce other products for other customers. We also intend to continue to leverage our success to date at the ZZ Joint Venture in our ongoing business development efforts, including through further visits from senior executives of possible customers and partners, as well as government officials, from China, India, Australia, Vietnam, and southern Africa. We are also continuing the ongoing construction of our Yima project, and are working to restructure our joint venture agreements to change the scope of the project from methanol to glycol production.

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

•
Expanding our relationships with strong strategic partners. Our efforts have been initially focused on facilities producing syngas, methanol and DME in China. We are expanding our relationships with our current partners and developing new relationships, including through our transaction with ZJX and China Energy and through strategic joint venture initiatives in specific markets that will enable us to expand our business. Such strategic relationships may include an investment in projects either directly by us or through an investment partner where U-GAS® plants may supply syngas to strategic customers via long-term offtake agreements. For example, through our joint venture SES Resource Solutions, we are working with Midas Resource Partners AG, a coal resource consulting and project development firm, to collaborate on project origination and project development activities for integrated coal resource-gasification projects to incentivize third party investors to commit to providing financing for such projects. We are also developing new downstream coal-to-chemicals and coal-to-energy projects which may expand our initial focus to include facilities producing SNG, MTG, glycol, and power and reducing gas for the steel industry. We are exploring new markets for entry such as India, Australia, and other parts of Asia and Europe.

•
Developing value where we have a competitive advantage and have access of rights to feedstock resources. We believe that we have the greatest competitive advantage using our U-GAS® technology in situations where there is a ready source of low rank, low cost coal, coal waste or biomass to utilize as a feedstock. We are focusing our efforts in countries with large low rank coal resources such as India, China, Australia and South Africa. We are working to develop transactions that include securing options to these feedstock resources. For example, we are currently in discussions regarding development opportunities in Inner Mongolia, China where provincial authorities are willing to make available coal resources to the project owners, which adds protection from future coal cost increases, and can potentially lead to increased project revenue. In these cases, we may provide technology to add value to coal resources which may be of little value without our U-GAS® conversion technology, or may acquire or partner with owners of these resources to create more value and opportunity for us through the integration of our technology with the resources. Additionally, where strategic relationships and capital and/or financing is available, we may acquire an interest in such resources, including existing facilities or coal mines, where we could create value with our U-GAS® technology by securing direct access to feedstock.

•
Continue to develop and improve U-GAS® technology. We are continually seeking to improve overall plant availability, plant efficiency rates and fuel handling capabilities our U-GAS® gasification technology. We are continuing to work with our prospective customers to determine the suitability of their low rank coals for our U-GAS® technology through proprietary coal characterization testing as well as selective commercial scale testing in our ZZ Joint Venture plant. Additionally, we are growing our technology base through continued development of know-how with our engineering and technical staff, growing and protecting our trade secrets as a result of patenting improvements tested at our ZZ Joint Venture plant, and improvements resulting from integration of our technology with downstream processes. One example includes the development of our FMS which we believe can maximize the utilization of low rank coal in our U-GAS®-based gasifiers, resulting in improved cost advantages. We have filed several patent applications relating to our improvements to the U-GAS® technology.

•
Grow earnings through increased revenues and control of expenses. We remain intently focused on control of our expenses while we grow revenues from our technology business. We believe our strategy will allow us to grow near term revenues to position us for sustainable long term growth. We intend to minimize project development expenses until we have assurances that acceptable financing is available to complete our projects. Until we have such assurances, our strategy will be to operate using current capital resources and leveraging the resources of our strategic relationship and/or financing partners.

Results of Operations
We are in our development stage and therefore have had limited operations. We generated revenues of $10.2 million for the year ended June 30, 2011. We have sustained net losses of approximately $111.9 million from November 4, 2003, the date of our inception, to June 30, 2011. We have primarily financed our operations to date through private placements and two public offerings of our common stock.

Year Ended June 30, 2011 Compared to the Year Ended June 30, 2010
Revenue. Total revenue increased by $0.9 million to $10.2 million for the year ended June 30, 2011 compared to $9.3 million for the year ended June 30, 2010.
Product sales increased by $1.1 million to $8.9 million for the year ended June 30, 2011 compared to $7.8 million for the year ended June 30, 2010 and were derived from the sale of syngas and byproducts produced at the ZZ Joint Venture plant to Hai Hua. The increase in revenue was due to higher levels of syngas production during fiscal 2011 as compared to fiscal 2010. For the years ended June 30, 2011 and 2010, the plant operated for 65% and 61% of the period, respectively, and the plant’s availability for production was 97% and 94% of the period, respectively.
During the three months ended June 30, 2011, Hai Hua notified the ZZ Joint Venture plant that it will not continue payment of capacity fees beyond April 2011 for commercial and contractual reasons. The unpaid amount totaled approximately $619,000 as of June 30, 2011. The plant has continued to operate and provide syngas to Hai Hua, and Hai Hua has paid other contractual obligations such as the energy fees and by-product sales due under the contract. We are working with Hai Hua to resolve payment of the capacity fees. We did not recognize these capacity fee revenues during fiscal 2011 and we will not recognize any capacity fees until collection is reasonably assured.
Technology licensing and related services revenues increased by $0.5 million to $1.2 million for the year ended June 30, 2011 compared to $0.7 million for the year ended June 30, 2010. The increase was due primarily to revenues generated from the recognition of previously deferred revenues received under a license agreement entered into in April 2010 which has since been terminated due to the licensee’s inability to obtain financing for its project. Related services revenue for both years included testing of coal at the ZZ Joint Venture plant, and other coal testing, feasibility studies and other technical services provided in association with our technology licensing business.
Costs of sales and plant operating expenses. Costs of sales and plant operating expenses increased by $0.5 million to $9.1 million for the year ended June 30, 2011 compared to $8.6 million for the year ended June 30, 2010 and were comprised principally of coal consumption and electricity cost at the ZZ Joint Venture plant. The increase was due primarily to the increase in syngas production during the year ended June 30, 2011.
General and administrative expenses. General and administrative expenses increased by $0.4 million to $12.7 million during the year ended June 30, 2011 compared to $12.3 million during the year ended June 30, 2010. The increase was primarily due to increased travel and professional fees related to licensing, other business development activities, and increased annual royalty expense owed to GTI beginning in January 2010. These cost increases were offset, in part, by a reduction in corporate personnel expenses of approximately $0.5 million.
Project and technical development expenses. Project and technical development expenses decreased by $1.7 million to $0.2 million for the year ended June 30, 2011 compared to $1.9 million for the year ended June 30, 2010. Technical development expenses decreased for the year ended June 30, 2011 due to reducing costs we incurred with third parties for development of our technology. Expenses for the year ended June 30, 2010 included a $0.9 million charge for a consulting fee related to the financial closing of the Yima project and other technical support and development costs of biomass gasification projects in the U.S.
Stock-based compensation expense. Stock-based compensation expense decreased by $1.0 million to $1.2 million for the year ended June 30, 2011 compared to $2.2 million for the year ended June 30, 2010. The decrease was principally due to forfeitures of certain stock option awards and due to the fair values of recent stock option awards being lower than the fair values of certain prior awards as a result of the decrease in the price of our common stock since 2008.
Depreciation and amortization expense. Depreciation and amortization expense decreased by $0.1 million to $2.6 million for the year ended June 30, 2011 compared to $2.7 million for the year ended June 30, 2010 and was primarily related to depreciation of our ZZ Joint Venture plant’s assets.
Asset impairment loss. The asset impairment loss of $6.6 million during the year ended June 30, 2010 was related to the write-off of the long-lived assets of our joint venture with Golden Concord. We had no asset impairment loss during the year ended June 30, 2011.

Equity in losses of Yima Joint Ventures. The equity in losses of the Yima Joint Ventures increased by $0.3 million to $0.4 million for the year ended June 30, 2011 compared to $39,000 for the year ended June 30, 2010 and relates to our 25% share of the losses incurred by the Yima Joint Ventures during the construction phase. The losses were comprised of non-capitalizable costs incurred during the design and construction phase, offset in part, by interest income earned on invested funds contributed by us and Yima. The losses for the year ended June 30, 2011 increased due to higher personnel and land lease related costs as portions of the project are nearing completion.
Foreign currency gain. Foreign currency gains increased $0.9 million to $1.0 million for the year ended June 30, 2011 compared to $0.1 million for the year ended June 30, 2010. The foreign currency gains have resulted from the appreciation of the Renminbi Yuan relative to the U.S. dollar and are generated on U.S. dollar denominated shareholder loans payable by our Chinese operations.
Interest income. Interest income increased $0.1 million to $0.2 million for the year ended June 30, 2011 compared to $0.1 million for the year ended June 30, 2010. The increase was primarily due to higher yields earned on cash equivalent investments.
Interest expense. Interest expense was $0.7 million for both of the years ended June 30, 2011 and 2010. Our interest expense relates primarily to our long term debt comprised of the ZZ Joint Venture’s outstanding principal balance on its loan with the Industrial and Commercial Bank of China, or ICBC. In addition, the ZZ Joint Venture has incurred additional interest expense of approximately $161,000 during 2011 due to incurring discounting costs on bank notes received from its customer in settlement of the ZZ Joint Venture’s accounts receivable.
Net loss attributable to noncontrolling interests. Net loss attributable to noncontrolling interests decreased by $3.5 million to $0.2 million for the year ended June 30, 2011 compared to $3.7 million during the year ended June 30, 2010. Net loss attributable to noncontrolling interests for the year ended June 30, 2010 was principally from Golden Concord absorbing their interest in the asset impairment loss recognized by the GC Joint Venture.
Year Ended June 30, 2010 Compares to the Year Ended June 30, 2009
Revenue. Total revenue increased $7.2 million to $9.3 million for the year ended June 30, 2010 compared to $2.1 million for the year ended June 30, 2009.
Product sales were $7.8 million for the year ended June 30, 2010 compared to $1.9 million for the year ended June 30, 2009 and were derived primarily from the sale of syngas and other byproducts produced at the ZZ Joint Venture plant in China. Product revenues increased at the plant due to the plant’s increased availability for production; increased syngas volume offtake by our customer, Hai Hua; and increased byproduct sales, including sales of our excess oxygen to Hai Hua under our ASU cost-sharing arrangement, which commenced in September 2009. For the year ended June 30, 2010, the ZZ Joint Venture plant operated for 61% of the period and was available for production for 94% of the period. Plant operations and syngas production was limited primarily due to extended shutdowns by Hai Hua. Although the syngas volume offtake by Hai Hua increased during fiscal 2010 compared to fiscal 2009, to date, Hai Hua was unable to offtake the volume of syngas originally expected for the original plant design. The ZZ Joint Venture plant was in its commissioning phase prior to achieving commercial operations status in December 2008.
Other related party revenue during the year ended June 30, 2010 of $0.6 million was generated for engineering services provided to the Yima Joint Ventures during the year ended June 30, 2010. There was no other related party revenue during the year ended June 30, 2009.
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

General and administrative expenses. General and administrative expenses decreased by $4.1 million to $12.3 million during the year ended June 30, 2010 compared to $16.4 million during the year ended June 30, 2009. The decrease of $4.2 million was primarily due to a decrease in compensation costs as a result of reduced staffing levels, and a decrease in consulting and professional fees.
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
Asset impairment losses. An asset impairment loss of $6.6 million during the year ended June 30, 2010 related to the write-off of the long-lived assets of the GC Joint Venture. The 2009 period included a $1.25 million impairment loss on a royalty deposit during the three months ended December 31, 2008 and a non-cash charge to write-off the $1.25 million remaining carrying value of the reservation and use fee paid to GTI.
Stock-based compensation expense. Stock-based compensation expense increased by $0.3 million to $2.2 million for the year ended June 30, 2010 compared to $1.9 million for the year ended June 30, 2009. The 2009 period included a credit of approximately $4.8 million due to the reversal of previously recognized expense due to forfeitures related to cancellations of terminated employees’ stock option awards. Excluding the effect of this credit, stock-based compensation expense decreased because the amount of stock-based compensation expense associated with grants of stock option awards during 2009 and 2010 was lower than certain prior awards due to the decrease in the price of our common stock.
Depreciation and amortization expense. Depreciation and amortization expense decreased by $0.2 million to $2.7 million during the year ended June 30, 2010 compared to $2.9 million during the year ended June 30, 2009. The decrease was due principally to the change in the estimated useful live of the production equipment at the ZZ Joint Venture plant from a period of 15 years to 20 years effective October 1, 2008 and a reduction in equipment costs of $0.5 million due to settlement with a construction vendor.
Equity in losses of the Yima Joint Ventures. The equity in losses of the Yima Joint Ventures for the year ended June 30, 2010 relates to our 25% share of the loss incurred by the Yima Joint Ventures. The losses were comprised of non-capitalizable costs incurred during the design and construction phase, offset in part, by interest income earned on invested funds contributed by us and Yima. There were no equity in losses of the Yima Joint Venture during the year ended June 30, 2009.
Interest income. Interest income decreased to $0.1 million for the year ended June 30, 2010 compared to $1.7 million for the year ended June 30, 2009. The decrease was primarily due to lower yields earned on cash equivalent investments and lower invested principal balances.
Interest expense. Interest expense decreased by $0.3 million to $0.7 million for the year ended June 30, 2010 compared to $1.0 million during the year ended June 30, 2009. The decrease was primarily due to the ZZ Joint Venture’s lower outstanding principal balance on its loan with ICBC and to a lower interest rate based on the annual adjustment in March 2009 to 5.94%. This rate was not adjusted in 2010.
Net loss attributable to noncontrolling interests. Net loss attributable to noncontrolling interests increased by $3.0 million to $3.7 million for the year ended June 30, 2010 compared to $0.7 million during the year ended June 30, 2009. The increase resulted principally from Golden Concord absorbing their interest in the asset impairment loss recognized by the GC Joint Venture.
Liquidity and Capital Resources
We are in our development stage and have financed our operations to date through private placements of our common stock in 2005 and 2006 and two public offerings, one in November 2007 and one in June 2008. We have used the proceeds of these offerings primarily for the development of and investments in our joint ventures in China and to pay other development and general and administrative expenses. In addition, we have entered into a loan agreement with ICBC to fund certain of the costs of the ZZ Joint Venture.
As of June 30, 2011, we had $32.2 million in cash and cash equivalents and $28.6 million of working capital available to us. During the year ended June 30, 2011, we used $13.5 million in operating activities compared to $16.3 million for the year ended June 30, 2010. During fiscal 2011, we had net cash provided from financing activities of $2.8 million due to receiving $5.0 million from the issuance of additional common stock to Zuari and using approximately $2.4 million for the scheduled semi-annual principal payments on the ZZ Joint Venture’s loan with ICBC.

Loan Agreement
On March 22, 2007, the ZZ Joint Venture entered into a seven-year loan agreement and received $12.6 million of loan proceeds pursuant to the terms of a Fixed Asset Loan Contract with ICBC to complete the project financing for the ZZ Joint Venture. Key terms of the Fixed Asset Loan Contract with ICBC are as follows:
•	Term of the loan is seven years from the commencement date (March 22, 2007) of the loan;
•	Interest is adjusted annually based upon the standard rate announced each year by the People’s Bank of China, and as of June 30, 2011, the applicable interest rate was 6.6% and is payable monthly;
•
Principal payments of RMB 7.7 million (approximately $1.2 million based on current currency exchange rates) are due in March and September of each year beginning on September 22, 2008 and ending on March 31, 2014;

•	Hai Hua is the guarantor of the entire loan;
•	Assets of the ZZ Joint Venture are pledged as collateral for the loan;
•	Covenants include, among other things, prohibiting pre-payment without the consent of ICBC and permitting ICBC to be involved in the review and inspection of the ZZ Joint Venture plant; and
•	Subject to customary events of default which, should one or more of them occur and be continuing, would permit ICBC to declare all amounts owing under the contract to be due and payable immediately.
As of June 30, 2011, the ZZ Joint Venture was in compliance with all covenants and obligations under the Fixed Asset Loan Contract.
Share Purchase Agreement with ZJX
On March 31, 2011, we entered into a Share Purchase Agreement, or the Agreement, with China Energy and ZJX pursuant to which we will issue on the closing date to China Energy 37,254,475 shares of our common stock, in exchange for approximately $83.8 million, or the Consideration. Within 20 business days after the accomplishment of the Milestone (as defined below), we shall further issue directly to China Energy an amount of shares of common stock which, when combined with the shares issued on the closing date, equals 60.0% of the outstanding common stock on a fully-diluted basis. In August 2011, we agreed to extend the closing period of the Agreement through December 31, 2011. The terms and conditions of the Agreement are summarized in Note 12 to the consolidated financial statements included herein.
Use of Proceeds
Subject to the discretion and approval of the Board, the Consideration, net of costs and expenses, is required to be applied to the following: (i) incorporation of a Company headquarters in China to consolidate the ownership of our investment projects in China and enhance our presence in China; (ii) investing in the expansion of our ZZ Joint Venture; (iii) investing in Phase I of our Yima Joint Ventures; (iv) acquiring an ownership interest in a coal mine that will provide coal to the Yima Joint Venture project; (v) investing in our Golden Concord Joint Venture; (vi) other Chinese projects that may be recommended to the Board from time to time; and (vii) other expenses of the operation and business of us in China.
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

Project Development
ZJX will use reasonable endeavours to create at least four project joint ventures, or the MJVs, in the areas of synthetic natural gas, methanol to gasoline; fertilizer; and electric power. Funding for each MJV is expected to be approximately RMB20 billion. Each MJV is expected to be funded with equity from a strategic investor plus project debt. We are anticipated to be part owner of each MJV through a targeted 35% carry provided by the strategic investor as part of our development of and provision of technology for the particular projects. ZJX will help us work with the strategic investors to obtain long term purchase commitments for each of the MJVs prior to the start of construction of each such project.
Closing of the transaction with China Energy and ZJX is subject to approval by our stockholders and other customary closing conditions.
Other
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
Outlook
Our strategy is to create value by providing technology and equipment in regions where low rank coals and biomass feedstocks can be profitably converted into high value products through our proprietary U-GAS® fluidized bed gasification technology. We do this by providing a proprietary technology package whereby we license U-GAS® technology rights to third parties, deliver an engineered technology package and provide proprietary equipment components to customers who have contracted to own and operate projects. We anticipate that we can generate revenues through engineering and technical service fees, as well as licensing fees and royalties on products sold by our licensees that incorporate our proprietary technology without incurring the significant capital costs required to develop a plant. We also believe that our licensing activities will provide additional insight into project development activities, which may allow us to make selective equity investments in such projects in the future and afford opportunities to develop integrated, modular product offerings. Additionally, we are continuing to improve our technology in ways we believe will enhance our ability to further develop our licensing activities. For example, in December 2010, we successfully implemented our Fines Management System, or FMS, which is a new technology for which we have filed a patent that relates to recovering energy remaining in the fines resulting from the gasification process. Using FMS, we are now achieving over 90-day continuous runs on each single gasifier, which allows us to achieve very high availability of syngas due to our spare stem gasifier configuration. With FMS, we believe we can maximize the utilization of low rank coal in our U-GAS® -based gasifiers, and as a result, improve the cost advantages derived from using our technology.
We currently plan to use our available cash for (i) our general and administrative expenses; (ii) debt service related to the ZZ Joint Venture; (iii) working capital; (iv) project and third-party licensing and technical development expenses; (v) operating expenses of SRS; and (vi) general corporate purposes. The actual allocation and timing of these expenditures will be dependent on various factors, including changes in our strategic relationships, commodity prices and industry conditions, and other factors that we cannot currently predict. In particular, any future decrease in economic activity in China or in other regions of the world in which we may in the future do business could significantly and adversely affect our results of operations and financial condition. Additionally, markets for commodities such as methanol have been under significant recent pressure and we are unsure of how much longer methanol prices may remain depressed. Accordingly, our ability to finance and develop our existing projects, commence any new projects and sell products from our current operations could be adversely impacted.
We are pursuing possible U-GAS® licensing opportunities with third parties allowing us to build on our experience at the ZZ Joint Venture and our overall technological and engineering capabilities. We intend to place increased focus on development of licensing opportunities for our proprietary U-GAS® technology on a global basis with a particular focus on India, China, Australia and South Africa due to large low rank coal resources present in these areas. Having access to such resources may lead to new commercial opportunities and greater cost and operating efficiencies in existing or planned projects.

We may (i) integrate our U-GAS® technology package with downstream technologies to provide a fully integrated offering where we may invest in projects either directly or through an investment partner, (ii) partner with engineering, equipment and technology companies to provide our U-GAS® technology package into an integrated modular product offering, (iii) provide technology to enable coal resources to be integrated together with our U-GAS® technology where the coal resources may be of little commercial value without our U-GAS® conversion technology, or (iv) acquire or partner with owners of these coal resources to create more value and opportunity for us through the integration of our technology with the coal resource. We understand the need to partner in certain markets, and plan to do so with companies that we believe can help us accelerate our business. Our partnering approach in some cases is country specific and in some cases is industry or segment specific. Additionally, where capital and/or financing is available, we may acquire an interest in such resources, including existing facilities or coal mines, where we could create value with our U-GAS® technology through securing greater access to feedstock.
We believe our transaction with ZJX and China Energy when closed will further our business and strategic interests. We believe the transaction will allow us to leverage ZJX’s existing relationships with major Chinese companies, agencies, and institutions to raise additional capital and develop, permit, and construct additional projects, and to provide support to resolve any issues with our Yima Joint Ventures and ZZ Joint Venture projects, as well as other projects in China we may become involved in. If approved by our stockholders, the transaction will provide an immediate and substantial increase in our cash resources providing flexibility for our China business and the means to execute on portions of our business plan. We believe that the strengthened balance sheet resulting from the transaction and the show of support by a significant investor and partner will have a positive impact on our technology licensing business and help facilitate new commercial opportunities. Additionally, ZJX is prepared to assist us in securing long-term offtake contracts with several of China’s largest energy and commodity companies further enhancing our ability to finance our projects.
We are actively pursuing new project partners to invest in our ongoing development efforts and are investigating possibly implementing a different project scope and end product for our Yima Joint Ventures and our GC Joint Venture and may possibly be expanding both the size and scope of our ZZ Joint Venture plant. Our Yima project is currently under construction and Yima is the project management leader for the project. During the three months ended September 30, 2010, Yima indicated their intent to convert the existing project from methanol production to glycol production. Yima has expressed their belief that the prospect for strong economic performance of the plant can be improved by modifying the backend of the project to make glycol. In addition, Yima has acquired a nearby coal to methanol facility and is looking to diversify and sees glycol as a potentially more profitable alternative. We have indicated to Yima that we would be willing to support this scope change if both parties can agree upon appropriate modifications to the joint venture contracts that can improve our overall risk and return without requiring any additional capital investment from us. Yima’s project management team believes that the project’s syngas production facilities will be brought online in mid-2012 as per the original schedule for commercial operation. Although the schedule for glycol production is currently under evaluation, Yima is taking steps to connect the syngas production facility with their east and west coal chemical zones to provide an outlet for syngas sales prior to glycol production. We are continuing to have discussions with Yima to restructure the agreements as necessary to achieve these goals.
We are of the view that by improving financial performance and reducing operating costs at the ZZ Joint Venture plant our overall financial performance can be improved, and one method to achieve this is by expanding the ZZ Joint Venture plant to produce products such as glycol. As an interim step to producing glycol, however, the existing contractual arrangement with Hai Hua could be modified which would allow us to participate directly in methanol sales. Hai Hua, to date, has been unable to offtake the volume of syngas envisaged in the original plant design and as a result, the plant has incurred operating losses. We do not foresee this situation changing significantly in the near term, although Hai Hua has indicated that they may be able to take advantage of higher gasifier utilization if we are able to alter the composition of our syngas to fit their needs. In an effort to improve the return on our investment in this plant, we are currently evaluating several alternative products and partnership structures, including participation in methanol sales, and are considering a possible expansion of the ZZ Joint Venture plant to produce products such as glycol. We are in discussions with several potential partners on this contemplated expansion. In February 2010, we received the necessary government approval for such an expansion. These approvals, along with previously received environmental approvals, are necessary in order for us to commence execution of the expansion. The approvals document certain terms of the expansion, including, but not limited to, the project’s use of land, additional facilities required, use of existing facilities, etc. The exact size and scope of the expansion, however, is still under evaluation. In addition, our successful commercial-scale demonstration at the ZZ Joint Venture plant using lignite coal from the Inner Mongolia region of China was a significant milestone for us and our U-GAS® technology as it demonstrated our ability to efficiently process lignite coal. As a result of the lignite demonstration, we have seen an increase in visits to our ZZ Joint Venture plant from potential customers and partners. We intend to continue to leverage our success to date at the ZZ Joint Venture in our ongoing business development efforts, including through further visits from senior executives of possible customers and partners, as well as government officials. Despite our work with Hai Hua on improving financial performance and reducing costs, Hai Hua has not made the capacity fee payments to the ZZ Joint Venture since April 2011 as described under “—Results of Operation.” The unpaid amount totals approximately $619,000 as of June 30, 2011. Although we are continuing to work with Hai Hua on alternatives to resolve the issue, there can be no assurances that we will collect these amounts. Hai Hua’s failure to make capacity fee payments could lead us to shut down the ZZ Joint Venture plant for a period of time until we are able to either find an alternative purchaser of our production or a different use for the plant.

We believe that there is currently a shift in the coal gasification business toward the use of low quality, and therefore low cost, coals for coal-to-energy and chemicals projects and we believe that China is a good example of this new direction in coal gasification. In China, coal prices for high quality coals has risen dramatically over the past few years and these high coal prices have had a very negative impact on the margins of current coal gasification projects. In order to fuel its energy needs, China today is moving toward even larger coal based projects, which include several large scale coal-to-methane or SNG projects, as compared to previous coal-to-chemical projects. Due to current encouragement from the Chinese government, we believe there is potential in China for several of these projects, some of which currently are in various stages of planning. We believe many of these projects will be located in regions where very low cost lignite coals can be made available reducing production costs of SNG and enhancing the profitability of these kinds of projects. As we have determined with testing at our ZZ Joint Venture plant, our technology has the unique ability to efficiently process lignite and thus we believe it is very desirable for projects of the type the Chinese government appears to support. As evidence of this, we are in discussions regarding several projects in Inner Mongolia where the provincial government is making coal resources available to the project owners which adds protection for the project from future coal cost increases, as well as potentially increasing project revenues. In these types of projects, we believe that we have the opportunity to create more value from the U-GAS technology than licensing alone could bring us.
We expect to continue for a period of time to have negative operating cash flows until we can generate sufficient revenues from our licensing and related service projects, as well as from the ZZ Joint Venture, the Yima Joint Ventures and other projects which are under development, to cover our general and administrative expenses and other operating costs. In addition, if we are not able to complete the ZJX/China Energy transaction, we will need to aggressively pursue additional partners in China and may need to cut our operating expenses. We will also limit the development of any further projects until we have assurances that acceptable financing is available to complete the project. Despite this, we will continue to pursue the development of selective projects with strong and credible partners or off-takers where we believe equity and debt can be raised or where we believe we can attract a financial partner to participate in the project.
We can make no assurances that our business operations will develop and provide us with sufficient cash to continue operations. We may need to raise additional capital through equity and debt financing for any new projects that are developed, to support our existing projects and possible expansions, and to meet corporate general and administrative expenses. We cannot provide any assurance that any financing will be available to us in the future on acceptable terms or at all. Any such financing could be dilutive to our existing stockholders. If we cannot raise required funds on acceptable terms, we may not be able to, among other things, (i) maintain our general and administrative expenses at current levels; (ii) successfully develop our licensing and related service businesses; (iii) negotiate and enter into new gasification plant development contracts and licensing agreements; (iv) expand our operations; (v) hire and train new employees; or (vi) respond to competitive pressures or unanticipated capital requirements.
Critical Accounting Policies
The preparation of financial statements in accordance with U.S. generally accepted accounting principles, or GAAP, requires our management to make certain estimates and assumptions which are inherently imprecise and may differ significantly from actual results achieved. We believe the following are our critical accounting policies due to the significance, subjectivity and judgment involved in determining our estimates used in preparing our consolidated financial statements. We evaluate our estimates and assumptions used in preparing our consolidated financial statements on an ongoing basis utilizing historic experience, anticipated future events or trends and on various other assumptions that are believed to be reasonable under the circumstances. The resulting effects of changes in our estimates are recorded in our consolidated financial statements in the period in which the facts and circumstances that give rise to the change in estimate become known.
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
ZZ Joint Venture Plant Impairment Analysis
The ZZ Joint Venture plant has operated at limited capacity and is expected to continue operating at reduced capacity due to the depressed methanol market and limited off-take by Hai Hua. The reduced capacity at the ZZ Joint Venture plant has contributed to the plant’s operating losses. In addition to funding these operating losses, we are funding the debt service for the ZZ Joint Venture. We are in the process of implementing operational measures, pursuing additional customers and evaluating strategies to reduce the ZZ Joint Venture’s losses and improve its financial performance including the possible expansion of the plant to produce other products and sharing in methanol production with Hai Hua. If an expansion of the ZZ Joint Venture plant were to be developed, we would expect to contribute our interest in the ZZ Joint Venture to the project. If we are not successful in improving the ZZ Joint Venture’s profitability, or if management’s estimated cash flow projections for these assets decrease, or if Hai Hua does not make its required payments, the plant’s assets could become impaired. As of June 30, 2011, we have determined that these assets were not impaired.

Despite our work with Hai Hua on improving financial performance and reducing costs, Hai Hua has not made the capacity fee payments to the ZZ Joint Venture since April 2011 as described under “—Results of Operation.” The unpaid amount totals approximately $619,000 as of June 30, 2011. Although we are continuing to work with Hai Hua on alternatives to resolve the issue, there can be no assurances that we will collect these amounts. Hai Hua’s failure to make capacity fee payments could lead us to shut down the ZZ Joint Venture plant for a period of time until we are able to either find an alternative purchaser of our production or a different use for the plant.
Accounting for Variable Interest Entities and Financial Statement Consolidation Criteria
The joint ventures which we enter into may be considered variable interest entities, or VIEs. We consolidate all VIEs where we are the primary beneficiary. This determination is made at the inception of our involvement with the VIE. We consider both qualitative and quantitative factors and form a conclusion that we, or another interest holder, absorb a majority of the entity’s risk for expected losses, receive a majority of the entity’s potential for expected residual returns, or both. We do not consolidate VIEs where we are not the primary beneficiary. We account for these unconsolidated VIEs under the equity method of accounting and include our net investment in investments on our consolidated balance sheets. Our equity interest in the net income or loss from our unconsolidated VIEs is recorded in non-operating (income) expense on a net basis on our consolidated statement of operations.
We have determined that the ZZ Joint Venture is a VIE and that we are the primary beneficiary. In addition, we considered whether the terms of the syngas purchase and sale agreement with Hai Hua contained a lease. The factors considered included (i) our ability to operate and control the plant during the initial 20 years; and (ii) whether it was more than remote that one or more parties other than Hai Hua would purchase more than a minor amount (considered to be 10%) of the plant’s output during the term of the syngas purchase and sale agreement. Because we determined that the syngas purchase and sale agreement did not contain a lease, we account for the revenues from this agreement in accordance with our revenue recognition policy for product sales.
We have determined that the Yima Joint Ventures are VIEs and that Yima is the primary beneficiary since Yima has a 75% ownership interest in the Yima Joint Ventures.
We have determined that the GC Joint Venture is a VIE and that we are the primary beneficiary since we have a 51% ownership interest in the GC Joint Venture and since there are no qualitative factors that would preclude us from being deemed the primary beneficiary.
We have determined that SRS is a VIE and that neither we nor Midas is the primary beneficiary since we each have a 50% ownership interest in SRS and the control, risks and benefits of SRS are shared equally.
Off Balance Sheet Arrangements
In January 2008, we entered into a 63-month lease agreement, with a 60-month optional renewal, for our corporate offices in Houston, Texas. The lease commenced on March 27, 2008 with rental payments of $20,308 per month for the first year and escalating thereafter annually.
Contractual Obligations
Our material contractual obligations at June 30, 2011 were as follows (in thousands):

		Less than 1	1-3	4-5	After 5
Contractual Obligations	Total	Year	Years	Years	Years
ZZ Joint Venture long-term bank loan, including interest	$7,798	$2,777	$5,021	$—	$—
Operating leases	629	365	264	—	—

Total	$8,427	$3,142	$5,285	$—	$—

Recently Issued Accounting Standards
In January 2010, the Financial Accounting Standards Board, or FASB, issued an amendment to the disclosure requirement related to fair value measurements. The amendment requires new disclosures related to transfers in and out of Levels 1 and 2 and activity in Level 3 fair value measurements. A reporting entity is required to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. Additionally, in the reconciliation for fair value measurements in Level 3, a reporting entity must present separately information about purchases, sales, issuances and settlements on a gross, rather than net, basis. The new disclosures were effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The only impact is potential additional disclosure in the financial statements.

In June 2009, the FASB also issued an amendment to the accounting and disclosure requirements for the consolidation of VIEs. This amendment requires an enterprise to perform a qualitative analysis when determining whether or not it must consolidate a VIE. The amendment also requires an enterprise to continuously reassess whether it must consolidate a VIE. Additionally, the amendment requires enhanced disclosures about an enterprise’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the enterprise’s financial statements. Finally, enterprises are required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. This amendment was adopted by us effective as of July 1, 2010 and adoption of the standard has not impacted the entities which we consolidate. The only impact is potential additional disclosure in the financial statements. See Note 1 to the consolidated financial statements included herein for disclosures regarding our involvement with VIEs.
In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for transfers of financial assets. This amendment applies to the financial reporting of a transfer of financial assets; the effects of a transfer on an entity’s financial position, financial performance and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. It eliminates (1) the exceptions for qualifying special-purpose entities from the consolidation guidance and (2) the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. The requirements in the amendment must be applied to transfers occurring on or after the effective date. Our adoption of these requirements as of July 1, 2010 had no effect on our financial statements.
In July 2010, the FASB issued guidance for the disclosures about the credit quality of financing receivables and the allowance for credit losses. This guidance amends existing disclosure guidance to require an entity to provide a greater level of disaggregated information about the credit quality of its financing receivables and its allowance for credit losses. This guidance is effective for fiscal and interim periods beginning after December 15, 2010. Our adoption of these requirements effective January 1, 2011 had no effect on our consolidated financial statements.
In April 2010, the FASB issued accounting guidance for the milestone method of revenue recognition. This guidance allows entities to make a policy election to use the milestone method of revenue recognition and provides guidance on defining a milestone and the criteria that should be met for applying the milestone method. The scope of this guidance is limited to transactions involving milestones relating to research and development deliverables. The guidance includes enhanced disclosure requirements about each arrangement, individual milestones and related contingent consideration, information about substantive milestones and factors considered in the determination. Our adoption of this guidance effective July 1, 2010 had no effect on our financial statements.
The FASB issued new guidance relating to revenue recognition for contractual arrangements with multiple revenue-generating activities. The ASC Topic for revenue recognition includes identification of a unit of accounting and how arrangement consideration should be allocated to separate the units of accounting, when applicable. Our adoption of this guidance effective July 1, 2010 had no effect on our financial statements.

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
Interest rate risk
We are exposed to interest rate risk through our loan with ICBC. Interest under this loan is adjusted annually based upon the standard rate announced each year by the People’s Bank of China. As of June 30, 2011, the applicable interest rate was 6.6%. We could also be exposed to the risk of rising interest rates through our future borrowing activities. This is an inherent risk as borrowings mature and are renewed at then current market rates. The extent of this risk as to our ICBC loan, or any future borrowings, is not quantifiable or predictable because of the variability of future interest rates.
Customer credit risk
When our projects other than the ZZ Joint Venture plant progress to commercial production, we will be exposed to the risk of financial non-performance by customers. To manage customer credit risk, we intend to monitor credit ratings of customers and seek to minimize exposure to any one customer where other customers are readily available. As of June 30, 2011, Hai Hua, a related party, is our only customer for syngas sales and as such, we are exposed to significant customer credit risk due to this concentration. In addition, as described under “—Results of Operation,” Hai Hua has not made the capacity fee payments to the ZZ Joint Venture since April 2011. The unpaid amount totals approximately $619,000 as of June 30, 2011. Although we are continuing to work with Hai Hua on alternatives to resolve the issue, there can be no assurances that we will collect these amounts. Our revenue and results of operations would be adversely affected if Hai Hua continues to not pay the capacity fee or if we are otherwise unable to retain Hai Hua as a customer and secure new customers and we may need to shut down the ZZ Joint Venture plant for a period of time until we are able to either find an alternative purchaser of our production or a different use for the plant.

Item 8.	Financial Statements and Supplementary Data
INDEX TO FINANCIAL STATEMENTS

Page

Reports of Independent Registered Public Accounting Firms	43

Consolidated Balance Sheets as of June 30, 2011 and 2010	45

Consolidated Statements of Operations for the years ended June 30, 2011, 2010 and 2009 and the period from November 4, 2003 (inception) to June 30, 2011	46

Consolidated Statement of Equity for the years ended June 30, 2011, 2010 and 2009 and the period from November 4, 2003 (inception) to June 30, 2011	47

Consolidated Statements of Cash Flows for the years ended June 30, 2011, 2010 and 2009 and the period from November 4, 2003 (inception) to June 30, 2011	48

Notes to the Consolidated Financial Statements	49

Report of Independent Registered Accounting Firm
To Board of Directors and Stockholders
Synthesis Energy Systems, Inc.
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of equity and of cash flows present fairly, in all material respects, the financial position of Synthesis Energy Systems, Inc. and its subsidiaries (a development stage enterprise) at June 30, 2011 and June 30, 2010, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2011 and, cumulatively, for the period from July 1, 2008 to June 30, 2011 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the cumulative totals of the Company for the period from November 4, 2003 (date of inception) to June 30, 2008, which totals reflect a deficit of $46,124,646 accumulated during the development stage. Those cumulative totals were audited by other auditors whose report, dated September 12, 2008, expressed an unqualified opinion on the cumulative amounts. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
September 26, 2011

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Synthesis Energy Systems, Inc.:
We have audited the accompanying consolidated statements of operations, equity, and cash flows of Synthesis Energy Systems, Inc. and subsidiaries (a development stage enterprise) (the Company) for the period from November 4, 2003 (inception) to June 30, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Synthesis Energy Systems, Inc. and subsidiaries for the period from November 4, 2003 (inception) to June 30, 2008, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
Houston, Texas
September 12, 2008

SYNTHESIS ENERGY SYSTEMS, INC.
(A Development Stage Enterprise)
Consolidated Balance Sheets
(In thousands)

	June 30,	June 30,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$32,176	$42,573
Accounts receivable	2,574	2,672
Prepaid expenses and other currents assets	1,382	1,875
Inventory	913	983

Total current assets	37,045	48,103
Property, plant and equipment, net	35,183	35,881
Intangible asset, net	1,226	1,272
Investment in Yima joint ventures	33,520	32,430
Other long-term assets	3,000	2,895

Total assets	$109,974	$120,581

LIABILITIES AND EQUITY
Current liabilities:
Accrued expenses and accounts payable	$6,113	$7,008
Deferred revenue	—	522
Current portion of long-term bank loan	2,380	2,268

Total current liabilities	8,493	9,798
Long-term bank loan	4,697	6,744

Total liabilities	13,190	16,542
Equity:
Common stock, $0.01 par value - 200,000 shares authorized - 50,850 and 48,337 shares issued and outstanding, respectively	509	483
Additional paid-in capital	205,055	198,720
Deficit accumulated during development stage	(111,912)	(96,449)
Accumulated other comprehensive income	3,848	1,835

Total stockholders’ equity	97,500	104,589
Noncontrolling interests in subsidiaries	(716)	(550)

Total equity	96,784	104,039

Total liabilities and equity	$109,974	$120,581

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.
(A Development Stage Enterprise)
Consolidated Statements of Operations
(In thousands, except per share amounts)

				November 4, 2003
	Year Ended June 30,			(inception)
	2011	2010	2009	to June 30, 2011
Revenue:
Product sales and other — related parties	$8,913	$8,423	$1,852	$19,390
Technology licensing and related services	1,245	732	—	1,977
Other	—	146	250	521

Total revenue	10,158	9,301	2,102	21,888
Costs and Expenses:
Costs of sales and plant operating expenses	9,120	8,621	7,449	27,584
General and administrative expenses	12,686	12,343	16,395	62,141
Project and technical development expenses	227	1,873	1,046	11,283
Asset impairment losses	—	6,575	2,500	9,075
Stock-based compensation expense	1,234	2,179	1,869	20,994
Depreciation and amortization	2,621	2,674	2,905	9,631

Total costs and expenses	25,888	34,265	32,164	140,708

Operating loss	(15,730)	(24,964)	(30,062)	(118,820)

Non-operating (income) expense:
Equity in losses of Yima joint ventures	363	39	—	402
Foreign currency gains, net	(1,004)	(123)	—	(1,805)
Interest income	(169)	(133)	(1,742)	(3,047)
Interest expense	700	668	959	2,717

Net loss	(15,620)	(25,415)	(29,279)	(117,087)
Less: net loss attributable to noncontrolling interests	157	3,667	703	5,175

Net loss attributable to stockholders	$(15,463)	$(21,748)	$(28,576)	$(111,912)

Net loss per share:
Basic and diluted	$(0.32)	$(0.45)	$(0.60)	$(3.06)

Weighted average common shares outstanding:
Basic and diluted	48,584	48,230	48,017	36,535

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.
(A Development Stage Enterprise)
Consolidated Statement of Equity
(In thousands)

				Deficit
				Accumulated	Accumulated
	Common Stock			During the	Other	Non-
		Common	Additional	Development	Comprehensive	controlling
	Shares	Stock	Paid-in Capital	Stage	Income	Interest	Total
Balance at November 4, 2003 (inception)	100,000	$—	$—	$—	$—	$—	$—
Net loss for the period November 4, 2003 to June 30, 2004	—	—	—	—	—	—	—

Balance at June 30, 2004	100,000	—	—	—	—	—	—

Shares Forfeited in Merger	(94,000)	—	—	—	—	—	—
Shares Issued in Merger	21,000	—	—	—	—	—	—
Net loss	—	—	—	(358)	—	—	(358)
Investor contributions	—	264	236	—	—	—	500
Conversion of debt to equity	—	6	5	—	—	—	11
Net proceeds from private placement offering	1,030	10	2,474	—	—	—	2,484

Balance at June 30, 2005	28,030	280	2,715	(358)	—	—	2,637

Net loss	—	—	—	(5,183)	—	—	(5,183)
Net proceeds from private placement offering	970	10	2,378	—	—	—	2,388
Stock-based compensation	—	—	3,043	—	—	—	3,043
Adjustment related to return of shares	(4,353)	(44)	44	—	—	—	—

Balance at June 30, 2006	24,647	246	8,180	(5,541)	—	—	2,885

Net loss	—	—	—	(13,142)	—	(37)	(13,179)
Currency translation adjustment	—	—	—	—	175	—	175

Comprehensive loss	—	—	—	—	—	—	(13,004)
Contributions from noncontrolling interest partners	—	—	—	—	—	492	492
Net proceeds from private placement offering	3,346	34	16,126	—	—	—	16,160
Stock-based compensation	—	—	6,608	—	—	—	6,608
Shares issued for amended GTI license	191	2	1,374	—	—	—	1,376
Shares issued upon UCF option exercise	2,000	20	4,980	—	—	—	5,000
Stock grants to employees	4	—	33	—	—	—	33

Balance at June 30, 2007	30,188	302	37,301	(18,683)	175	455	19,550

Net loss	—	—	—	(27,442)	—	(610)	(28,052)
Currency translation adjustment	—	—	—	—	1,390	—	1,390

Comprehensive loss	—	—	—	—	—	—	(26,662)
Contributions from noncontrolling interest partners	—	—	—	—	—	3,124	3,124
Stock-based compensation	—	—	6,010	—	—	—	6,010
Exercise of stock options	92	1	564	—	—	—	565
Shares issued for GTI reservation use fee	278	3	2,497	—	—	—	2,500
Shares issued in public offerings	17,451	174	148,226	—	—	—	148,400
Stock grants to employees	2	—	19	—	—	—	19

Balance at June 30, 2008	48,011	480	194,617	(46,125)	1,565	2,969	153,506

Net loss	—	—	—	(28,576)	—	(703)	(29,279)
Currency translation adjustment	—	—	—	—	33	11	44

Comprehensive loss	—	—	—	—	—	—	(29,235)
Public offering costs	—	—	(107)	—	—	—	(107)
Stock-based compensation	—	—	1,869	—	—	—	1,869
Exercise of stock options	107	1	62	—	—	—	63

Balance at June 30, 2009	48,118	481	196,441	(74,701)	1,598	2,277	126,096

Net loss	—	—	—	(21,748)	—	(3,667)	(25,415)
Currency translation adjustment	—	—	—	—	237	1	238

Comprehensive loss	—	—	—	—	—	—	(25,177)
Contributions from noncontrolling interest partners	—	—	—	—	—	839	839
Stock-based compensation	—	—	2,179	—	—	—	2,179
Exercise of stock options	219	2	100	—	—	—	102

Balance at June 30, 2010	48,337	483	198,720	(96,449)	1,835	(550)	104,039

Net loss	—	—	—	(15,463)	—	(157)	(15,620)
Currency translation adjustment	—	—	—	—	2,013	(9)	2,004

Comprehensive loss	—	—	—	—	—	—	(13,616)
Stock-based compensation	—	—	1,203	—	—	—	1,203
Exercise of stock options	291	4	166	—	—	—	170
Net proceeds from issuance of common stock	2,222	22	4,966	—	—	—	4,988

Balance at June 30, 2011	50,850	$509	$205,055	$(111,912)	$3,848	$(716)	$96,784

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.
(A Development Stage Enterprise)
Consolidated Statements of Cash Flows
(In thousands)

				November 4, 2003
	Year Ended June 30,			(inception)
	2011	2010	2009	to June 30, 2011
Cash flows from operating activities:
Net loss	$(15,620)	$(25,415)	$(29,279)	$(117,087)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,234	2,179	1,869	20,994
Depreciation of property, plant and equipment	2,400	2,445	2,671	8,565
Amortization of intangible and other assets	221	229	234	1,066
Equity in losses of Yima joint ventures	363	39	—	402
Foreign currency gains	(1,004)	(123)	—	(1,805)
Loss on disposal of property, plant and equipment	17	3	37	153
Asset impairment losses	—	6,575	2,500	9,075
Changes in operating assets and liabilities:
Accounts receivable	218	(1,331)	(1,164)	(2,445)
Prepaid expenses and other current assets	(456)	(906)	1,578	(687)
Inventory	119	(199)	(261)	(858)
Other long-term assets	590	154	(1,353)	(639)
Deferred revenue	(522)	522	—	—
Accrued expenses and payables	(1,093)	(511)	(3,581)	566

Net cash used in operating activities	(13,533)	(16,339)	(26,749)	(82,700)

Cash flows from investing activities:
Capital expenditures	(74)	(801)	(4,155)	(38,030)
Equity investment in Yima joint ventures	—	(29,288)	(1,500)	(30,788)
Purchase of marketable securities	—	—	(45,000)	(45,000)
Redemption of marketable securities	—	—	45,000	45,000
GTI license royalty — Yima joint ventures	—	—	(1,500)	(1,500)
ExxonMobil license royalty	—	—	(1,250)	(1,250)
Proceeds from sale of fixed assets	—	—	7	7
Restricted cash — redemptions of certificates of deposit	329	50	150	(50)
Amendment to GTI license rights	—	—	—	(500)
Purchase of land use rights	—	(177)	—	(1,896)
Receipt of Chinese governmental grant	—	—	—	556
Project prepayments	—	—	(102)	(3,210)

Net cash provided by (used in) investing activities	255	(30,216)	(8,350)	(76,661)

Cash flows from financing activities:
Payments on long-term bank loan	(2,351)	(2,268)	(2,253)	(6,872)
Proceeds from long-term bank loan	—	—	—	12,081
Proceeds from exercise of stock options, net	186	138	63	951
Proceeds (costs) from issuance of common stock, net	4,988	—	(107)	179,969
Prepaid interest	—	—	—	(276)
Financing costs	—	—	—	(143)
Contributions from noncontrolling interest partners	—	839	—	4,456
Loans from shareholders	—	—	—	11

Net cash provided by (used in) financing activities	2,823	(1,291)	(2,297)	190,177

Net increase (decrease) in cash	(10,455)	(44,846)	(37,396)	30,816
Cash and cash equivalents, beginning of period	42,573	90,420	127,872	—
Effect of exchange rates on cash	58	(1)	(56)	1,360

Cash and cash equivalents, end of period	$32,176	$42,573	$90,420	$32,176

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.
(A Development Stage Enterprise)
Notes to the Consolidated Financial Statements
Note 1 — Summary of Significant Accounting Policies
(a) Organization and description of business
Synthesis Energy Systems, Inc. (“SES”), together with its wholly-owned and majority-owned controlled subsidiaries (collectively, the “Company”) is a development stage enterprise. The Company is a global energy and gasification technology company that provides products and solutions to the energy and chemical industries. The Company builds, owns and operates coal gasification plants that utilize its proprietary U-GAS® fluidized bed gasification technology to convert low rank coal and coal wastes into higher value energy products. The Company provides licenses, equipment components, engineering services and product offerings related to the U-GAS® technology. The Company’s headquarters are located in Houston, Texas.
(b) Basis of presentation and principles of consolidation
The Company’s consolidated financial statements are in U.S. dollars. Noncontrolling interests in consolidated subsidiaries in the consolidated balance sheets represent minority stockholders’ proportionate share of the equity in such subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made in prior period financial statements to conform to current period presentation. These reclassifications had no effect on net loss.
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

(e) Supplemental disclosures of cash flow information (in thousands):

				November 4, 2003
	Years Ended June 30,			(inception)
	2011	2010	2009	to June 30, 2011
Interest paid	$498	$608	$950	$3,417
Interest received	169	133	1,746	3,019
Non-cash transactions:
Accrued construction-in- progress	—	101	1,556	—
Stock issued to employees	—	—	—	52
Fair value of stock issued to GTI	—	—	—	3,876
Conversion of debt to equity	—	—	—	11
(f) Restricted assets
At June 30, 2011 and 2010, cash and cash equivalents included a $50,000 certificate of deposit which collateralizes a Company credit card program with a financial institution. At June 30, 2010, included in current assets was a $328,900 investment in a short-term certificate of deposit that was pledged as collateral for a letter of credit in connection with the Company’s corporate office lease.
(g) Inventories
Inventories are stated at the lower of cost or market. Cost is determined using the average cost method. Inventories include raw materials (primarily coal) and replacement parts for plant equipment which are expensed to cost of sales when consumed.
(h) Property, plant, and equipment
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
(i) Intangible assets
The Company accounts for intangible assets in accordance with ASC 350, “Intangibles- Goodwill and Other.” This standard requires that goodwill and other intangible assets with indefinite useful lives not be amortized but instead tested annually for impairment, or immediately if conditions indicate that impairment could exist. Intangible assets with definite useful lives are amortized over their estimated useful lives and reviewed for impairment in accordance with ASC 360, “Accounting for Impairment or Disposal of Long-Lived Assets.” Substantial judgment is necessary in the determination as to whether an event or circumstance has occurred that may trigger an impairment analysis and in the determination of the related cash flows from the asset. Estimating cash flows related to long-lived assets is a difficult and subjective process that applies historical experience and future business expectations to revenues and related operating costs of assets. Should impairment appear to be necessary, subjective judgment must be applied to estimate the fair value of the asset, for which there may be no ready market, which often times results in the use of discounted cash flow analysis and judgmental selection of discount rates to be used in the discounting process. If the Company determines an asset has been impaired based on the projected undiscounted cash flows of the related asset or the business unit, and if the cash flow analysis indicates that the carrying amount of an asset exceeds related undiscounted cash flows, the carrying value is reduced to the estimated fair value of the asset. There were no events or circumstances that triggered an impairment analysis of intangible assets during the year ended June 30, 2011.

(j) Impairment of long-lived assets
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
Due to the business climate, the recessionary trends that have significantly affected commodity prices including methanol, and the ZZ Joint Venture (as defined in Note 3) plant’s operating losses to-date, including the year ended June 30, 2011, the Company believed an impairment assessment of the plant’s assets was warranted. As of June 30, 2011, the Company performed an analysis of this project and has determined that these assets were not impaired.
The Company recognized an impairment loss of approximately $6.6 million during the three months ended December 31, 2009 to write-off the long-lived assets of the GC Joint Venture (as defined in Note 3).
(k) Income taxes
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
(l) Debt issuance costs
The Company capitalizes direct costs incurred to issue debt or modify debt agreements. These costs, which are included in other long-term assets on the Company’s consolidated balance sheet, are deferred and amortized to interest expense over the term of the related debt agreement using the effective interest rate method.
(m) Land use rights
Prepayments for land use rights are amortized on a straight-line basis over the term of the rights agreements and are included in long-term assets on the Company’s consolidated balance sheet.
(n) Foreign currency translation
Assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at period-end rates of exchange, and income and expenses are translated at average exchange rates during the period. For the years ended June 30, 2011, 2010 and 2009, adjustments resulting from translating financial statements into U.S. dollars are reported as cumulative translation adjustments and are shown as a separate component of other comprehensive income. Gains and losses from foreign currency transactions are included in the calculation of net loss.
(o) Revenue recognition
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
(p) Stock-based compensation
The Company has a stock-based compensation plan under which stock-based awards have been granted to employees and non-employees. Stock-based compensation is accounted for in accordance with ASC 718, “Compensation — Stock Compensation.” The Company establishes fair values for its equity awards to determine its cost and recognizes the related expense over the appropriate vesting period. The Company recognizes expense for stock options and restricted stock awards. For stock-based awards vesting based on service period, the value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period on a straight-line basis for each separately vesting portion of the award as if the award was, in substance, multiple awards. See Note 11 for additional information related to stock-based compensation expense.
(q) Accounting for variable interest entities (VIEs) and financial statement consolidation criteria
The joint ventures which the Company enters into may be considered VIEs. The Company consolidates all VIEs where it is the primary beneficiary. This determination is made at the inception of the Company’s involvement with the VIE and is continuously assessed. The Company considers qualitative factors and forms a conclusion that the Company, or another interest holder, has a controlling financial interest in the VIE and, if so, whether it is the primary beneficiary. In order to determine the primary beneficiary, the Company considers who has the power to direct activities of the VIE that most significantly impacts the VIE’s performance and has an obligation to absorb losses from or the right to receive benefits of the VIE that could be significant to the VIE. The Company does not consolidate VIEs where it is not the primary beneficiary. The Company accounts for these unconsolidated VIEs under the equity method of accounting and includes its net investment on its consolidated balance sheets. The Company’s equity interest in the net income or loss from its unconsolidated VIEs is recorded in non-operating (income) expense on a net basis on its consolidated statement of operations.
The Company has determined that the ZZ Joint Venture is a VIE and has determined that it is the primary beneficiary. In making the initial determination, the Company considered, among other items, the change in profit distribution between the Company and Hai Hua, the joint venture partner, after 20 years. The expected negative variability in the fair value of the ZZ Joint Venture’s net assets was considered to be greater during the first 20 years of the ZZ Joint Venture’s life, which coincided with our original 95% profit/loss allocation, versus the latter 30 years in which the Company’s profit/loss allocation would be reduced to 10%. As the result of an amendment to the ZZ Joint Venture agreement in 2010, the profit distribution percentages will remain in place after the first 20 years, providing further support to the determination that the Company is the primary beneficiary. In addition, the Company considered whether the terms of the syngas purchase and sale agreement with Hai Hua contained a lease. The factors considered included (i) the Company’s ability to operate and control the plant during the initial 20 years; and (ii) whether it was more than remote that one or more parties other than Hai Hua would purchase more than a minor amount (considered to be 10%) of the plant’s output during the term of the syngas purchase and sale agreement. Because the Company determined that the syngas purchase and sale agreement did not contain a lease, the Company accounts for the revenues from that agreement in accordance with the Company’s revenue recognition policy for product sales.

The following tables provide additional information on the ZZ Joint Venture’s assets and liabilities as of June 30, 2011 and 2010 which are consolidated within the Company’s consolidated balance sheets (in thousands):

	June 30, 2011
	Consolidated	ZZ Joint Venture (1)	% (2)

Current assets	$37,045	$3,767	10%
Long-term assets	72,929	36,936	51%

Total assets	$109,974	$40,703	37%

Current liabilities	$8,493	$3,486	41%
Long-term liabilities	4,697	4,697	100%
Equity	96,784	32,520	34%

Total liabilities and equity	$109,974	$40,703	37%

	June 30, 2010
	Consolidated	ZZ Joint Venture (1)	% (2)

Current assets	$48,103	$5,198	11%
Long-term assets	72,478	38,811	54%

Total assets	$120,581	$44,009	36%

Current liabilities	$9,798	$5,852	60%
Long-term liabilities	6,744	6,744	100%
Equity	104,039	31,413	30%

Total liabilities and equity	$120,581	$44,009	36%

(1)	Amounts reflect information for ZZ Joint Venture and exclude intercompany items.

(2)	ZZ Joint Venture’s percentage of the amount on the Company’s consolidated balance sheets.
The Company has determined that the Yima Joint Ventures are VIEs and that Yima, the joint venture partner, is the primary beneficiary since Yima has a 75% ownership interest in the Yima Joint Ventures and has the power to direct the activities of the VIE that most significantly influence the VIE’s performance.
The Company has determined that the GC Joint Venture is a VIE and has determined that it is the primary beneficiary since the Company has a 51% ownership interest in the GC Joint Venture and since there are no qualitative factors that would preclude the Company from being deemed the primary beneficiary. The Company consolidates the GC Joint Venture in its consolidated financial statements; however, as of June 30, 2011 and June 30, 2010, there were no significant assets or liabilities within the GC Joint Venture.
The Company has determined that SES Resource Solutions, Ltd. (“SRS”) that was formed in June 2011 is a VIE and that neither the Company nor Midas Resources AG control SRS since each have a 50% ownership interest in SRS and the control, risks and benefits of SRS are shared equally. SRS had no assets or liabilities as of June 30, 2011.
(r) Fair value measurements
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
The Company’s financial assets and liabilities are classified based on the lowest level of input that is significant for the fair value measurement. The following table summarizes the valuation of the Company’s financial assets and liabilities by pricing levels, as of June 30, 2011 and 2010 (in thousands):

	June 30, 2011
	Level 1	Level 2		Level 3	Total
Assets:
Certificates of Deposit	$—	$50	(1)	$—	$50
Money Market Funds	—	29,372	(2)	—	29,372

	June 30, 2010
	Level 1	Level 2		Level 3	Total
Assets:
Certificates of Deposit	$—	$379	(1)	$—	$379
Money Market Funds	—	38,624	(2)	—	38,624

(1)	Amount included in other current assets on the Company’s consolidated balance sheets.

(2)	Amount included in cash and cash equivalents on the Company’s consolidated balance sheets.
(s) Comprehensive income (loss)
The Company’s comprehensive income (loss) was as follows (in thousands):

	Year Ended
	June 30,
	2011	2010
Net loss, as reported	$(15,620)	$(25,415)
Unrealized foreign currency translation adjustment	2,004	238

Comprehensive loss	(13,616)	(25,177)
Less comprehensive loss attributable to noncontrolling interests	166	3,666

Comprehensive loss attributable to the Company	$(13,450)	$(21,511)

(t) Developmen Stage Status
Since its inception, the Company has focused primarily on identifying and developing projects and strategies to commercialize its gasification technology and on raising the capital necessary to do so. During fiscal 2011, the Company continued development of its technology licensing business and the development of strategic and financial partner relationships in regions such as China and India. Additionally, the Company formed SRS to develop integrated coal resource projects using the Company’s technology. To date, revenues have been generated primarily from the ZZ Joint Venture which operates a small scale commercial syngas production plant that the Company also utilizes to demonstrate the Company’s technology for other commercial development opportunities. As a result of these factors, the Company continues to be classified as a development stage enterprise as of and for the year ended June 30, 2011.

Note 2 — Recently Issued Accounting Standards
In January 2010, the Financial Accounting Standards Board (“FASB”) issued an amendment to the disclosure requirement related to fair value measurements. The amendment requires new disclosures related to transfers in and out of Levels 1 and 2 and activity in Level 3 fair value measurements. A reporting entity is required to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. Additionally, in the reconciliation for fair value measurements in Level 3, a reporting entity must present separately information about purchases, sales, issuances and settlements on a gross, rather than net, basis. These new disclosure requirements had no impact on the Company’s current fair value disclosures included in Note 1.
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
Note 3 — Current Projects
Zao Zhuang Joint Venture
Joint Venture Agreement
On July 6, 2006, the Company entered into a cooperative joint venture contract with Shandong Hai Hua Coal & Chemical Company Ltd. (“Hai Hua”), which established Synthesis Energy Systems (Zao Zhuang) New Gas Company Ltd. (the “ZZ Joint Venture”), a joint venture company that has the primary purposes of (i) developing, constructing and operating a syngas production plant utilizing the U-GAS® technology in Zao Zhuang City, Shandong Province, China and (ii) producing and selling syngas and the various byproducts of the plant, including ash and elemental sulphur. The Company owns 95.8% of the ZZ Joint Venture and Hai Hua owns the remaining 4.2%. The Company consolidates the results of the ZZ Joint Venture in its consolidated financial statements.

Syngas Purchase and Sale Agreement
The ZZ Joint Venture is also party to a purchase and sale agreement with Hai Hua for syngas produced by the plant, whereby Hai Hua will pay the ZZ Joint Venture an energy fee and capacity fee, as described below, based on the syngas production. The syngas to be purchased by Hai Hua is subject to certain quality component requirements set forth in the contract. In late December 2008, the plant declared commercial operations status for purposes of the purchase and sale agreement. The energy fee is a per normal cubic meters, or Ncum, of syngas calculation based on a formula which factors in the monthly averages of the prices of design base coal, coke, coke oven gas, power, steam and water, all of which are components used in the production of syngas. The capacity fee is paid based on the capacity of the plant to produce syngas, factoring in the number of hours (i) of production and (ii) of capability of production as compared to the guaranteed capacity of the plant, which for purposes of the contract is 22,000 Ncum per hour of net syngas. Hai Hua is obligated to pay the capacity fee regardless of whether they use the gasification capacity, subject only to availability of the plant, quality of the syngas and exceptions for certain events of force majeure. Due to worldwide reductions in methanol prices, as well as reliability issues with respect to Hai Hua’s plant, Hai Hua has operated at a reduced rate of syngas consumption. Hai Hua has used approximately 35% to 45% of the syngas guarantee capacity since 2009.
In May 2011, Hai Hua notified the ZZ Joint Venture plant that it will not continue payment of capacity fees beyond April 2011 for commercial and contractual reasons. The unpaid amount totaled approximately $619,000 as of June 30, 2011. The plant has continued to operate and provide syngas to Hai Hua, and Hai Hua has paid other contractual obligations such as the energy fees and by-product sales due under the contract. The Company is continuing to work with Hai Hua on alternatives to resolve this issue. The Company did not recognize these capacity fee revenues during fiscal 2011 and will not recognize any capacity fees until collection is reasonably assured.
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
As an alternative to the possible expansion to produce glycol as described above, the ZZ Joint Venture is also working on various arrangements to increase the syngas offtake volume. Such arrangements may involve selling syngas to another local customer and the possible restructure of the current business arrangement with Hai Hua to share in methanol production.
Due to the business climate, the recessionary trends that have significantly affected commodity prices including methanol, and the ZZ Joint Venture plant’s operating losses to-date, the Company believed an impairment assessment of the plant’s assets was warranted. As of June 30, 2011, the Company performed an analysis of this project and has determined that these assets were not impaired based upon management’s estimated cash flow projections for the project. If the Company is not successful in improving the ZZ Joint Venture’s profitability, or if management’s estimated cash flow projections for these assets decrease, or if Hai Hua does not make its required payments, the plant’s assets could become impaired.

Loan Agreement
On March 22, 2007, the ZZ Joint Venture entered into a seven-year loan agreement and received $12.6 million of loan proceeds pursuant to the terms of a Fixed Asset Loan Contract with the Industrial and Commercial Bank of China (“ICBC”) to complete the project financing for the ZZ Joint Venture. Key terms of the Fixed Asset Loan Contract with ICBC are as follows:
•	Term of the loan is seven years from the commencement date (March 22, 2007) of the loan;
•	Interest is adjusted annually based upon the standard rate announced each year by the People’s Bank of China, and as of June 30, 2011, the applicable interest rate was 6.6% and is payable monthly;
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
As of June 30, 2011, the ZZ Joint Venture was in compliance with all covenants and obligations under the Fixed Asset Loan Contract.
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

During the three months ended September 30, 2010, Yima expressed their intent to convert the existing project from methanol production to glycol production. Yima has communicated their belief that the prospect for strong economic performance of the plant can be improved by modifying the backend of the project to make glycol. In addition, Yima has acquired a nearby coal to methanol facility and is looking to diversify and sees glycol as a potentially more profitable alternative. The Company has indicated to Yima that it would be willing to support this scope change if both parties can agree upon appropriate modifications to the joint venture contracts that can improve the Company’s overall risk and return without requiring any additional capital investment from the Company. Yima’s project management team believes that the project’s syngas production facilities will be brought online in mid-2012 as per the original schedule for commercial operation. The schedule for glycol production is currently awaiting government approvals.
The Yima Joint Ventures are in discussions with a potential fuel gas off-take customer for the sale of the initial syngas production. This would provide syngas sales until the syngas conversion to methanol or glycol is completed.
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
The Company’s equity in losses of the Yima Joint Ventures for the year ended June 30, 2011 and 2010 were $0.4 million and $0.04 million, respectively. The following table presents summarized unconsolidated financial information for the Yima Joint Ventures (in thousands):

	Three Months Ended		Year Ended
	June 30,		June 30,
	2011	2010	2011	2010
Income statement data:

Revenue	$—	$—	$—	$—
Operating loss	(577)	(451)	(2,110)	(1,189)
Net loss	(340)	(130)	(1,484)	(157)

	June 30,	June 30,
	2011	2010
Balance sheet data:

Current assets	$64,120	$118,073
Noncurrent assets	75,096	11,694
Current liabilities	10,916	6,046
Noncurrent liabilities	—	—

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
SES Resource Solutions
SRS is a joint venture owned 50% by us and 50% by Midas Resources AG, or Midas, that was formed in June 2011 to provide additional avenues of commercialization for the Company’s U-GAS® technology. Key objectives of the joint venture are to identify and procure low cost, low rank coal resources for which the Company’s technology and the SRS’ know-how represent the best route to commercialization; to provide investment opportunities in both gasification facilities and coal resources; and to facilitate the establishment of gasification projects globally based on the Company’s technology. Terms of the SRS joint venture agreement include:
•	SRS has the exclusive right to promote our gasification technology for the purpose of securing low-cost coal resources in projects worldwide that have been approved by the Company;
•	Midas provides expertise to originate and execute the above projects;
•	the Company providing SRS with technology licenses and engineering development support for use in developing the joint integrated coal resource projects; and
•	SRS being managed by a four person board of directors, two of which are appointed by the Company and two of which are appointed by Midas.
•	the Company agreeing to provide up to $2.0 million in funding to the joint venture, although it has the ability to discontinue funding at any point in time.
•	revenue and profits being equally divided between the joint venture partners.
The Company’s investment in SRS is accounted for using the equity method.
Note 4 — Risks and Uncertainties
Any future decrease in economic activity in China, India or in other regions of the world, in which the Company may in the future do business, could significantly and adversely affect its results of operations and financial condition in a number of other ways. Any decline in economic conditions may reduce the demand or prices from the products from our plants. In addition, the market for commodities such as methanol has been under significant pressure and the Company is unsure of how much longer this pressure will continue. As a direct result of these trends, the Company’s ability to finance and develop its existing projects, commence any new projects and sell its products could be adversely impacted. Credit markets in China have also continued to tighten recently, as inflation has caused the Chinese government to raise interest rates and there is evidence of similar trends in the Indian credit markets.

The Company will limit the development of any further projects until worldwide capital and debt markets improve and it has assurances that acceptable financing is available to complete such projects. In addition, as of June 30, 2011, Hai Hua is the Company’s only customer for syngas sales and as such, it is exposed to significant customer credit risk due to this concentration. In addition, as described under Note 3, Hai Hua has not made the capacity fee payments to the ZZ Joint Venture since April 2011. The unpaid amount totals approximately $619,000 as of June 30, 2011. Although the Company is continuing to work with Hai Hua on alternatives to resolve the issue, there can be no assurances that the Company will collect these amounts. The Company’s revenue and results of operations would be adversely affected if Hai Hua continues to not pay the capacity fee or if it is unable to retain Hai Hua as a customer or secure new customers. The Company may need to shut down the ZZ Joint Venture plant for a period of time until it is able to either find an alternative purchaser of its production or a different use for the plant. There have also been recent announcements of a constricting credit market in China. Even if the Company does obtain the necessary capital for its projects, the Company could face other delays in its projects due to additional approval requirements or due to unanticipated issues in the commissioning of such a project. These factors have led to the impairment of the GC Joint Venture’s assets and could lead to, among other things, the impairment of the Company’s significant assets, including its assets in the ZZ Joint Venture and its investment in the Yima Joint Ventures, and an inability to develop any further projects.
The Company expects to continue for a period of time to have negative operating cash flows until it can generate sufficient revenues from its licensing and related service projects, as well as from the ZZ Joint Venture, the Yima Joint Ventures and other projects which are under development, to cover its general and administrative expenses and other operating costs. In addition, if the Company is not able to complete the ZJX/China Energy transaction, the Company will need to aggressively pursue additional partners in China and may need to cut its operating expenses. The Company will also limit the development of any further projects until it has assurances that acceptable financing is available to complete the project.
The Company can make no assurances that its business operations will develop and provide it with sufficient cash to continue operations. The Company may need to raise additional capital through equity and debt financing for any new projects that are developed, to support its existing projects and possible expansions thereof and for its corporate general and administrative expenses. The Company cannot provide any assurance that any financing will be available to the Company in the future on acceptable terms or at all. Any such financing could be dilutive to the Company’s existing stockholders. If the Company cannot raise required funds on acceptable terms, it may not be able to, among other things, (i) maintain its general and administrative expenses at current levels; (ii) negotiate and enter into new gasification plant development contracts; (iii) expand its operations; (iv) hire and train new employees; or (v) respond to competitive pressures or unanticipated capital requirements.
The Company can make no assurances that its business operations will develop and provide it with significant cash to continue operations.
Note 5 — Property, Plant and Equipment
Property, plant and equipment consisted of the following (in thousands):

	Estimated	June 30,
	useful lives	2011	2010
Furniture and fixtures	2 to 3 years	$317	$312
Production equipment	20 years	33,276	31,599
Building — plant and office	30 years	7,715	7,344
Leasehold improvements	Lease term	119	115
Computer hardware	3 years	377	376
Computer software	3 years	954	901
Office equipment	3 years	249	233
Motor vehicles	5 years	207	197
Construction-in-progress		414	565

		43,628	41,642
Less: Accumulated depreciation		(8,445)	(5,761)

Net carrying value		$35,183	$35,881

Construction-in-progress consists primarily of the cost of machinery and equipment not yet in operation. Depreciation expense for the years ended June 30, 2011, 2010 and 2009 was $2.4 million, $2.4 million and $2.7 million, respectively.
Note 6 — Detail of Selected Balance Sheet Accounts
Inventory consisted of the following (in thousands):

	June 30,
	2011	2010
Raw materials	$212	$365
Parts and assemblies	701	618

	$913	$983

Other long-term assets consisted of the following (in thousands):

	June 30,
	2011	2010
Land use rights	$759	$739
GTI license royalty, net — ZZ Joint Venture	753	733
Value added tax receivable — ZZ Joint Venture	705	1,284
Deferred stock offering costs (a)	685	—
Other	98	139

	$3,000	$2,895

(a)	Deferred stock offering costs are costs incurred related to the share purchase agreement with ZJX and China Energy as described in Note 12.
Accrued expenses and other payables consisted of the following (in thousands):

	As of June 30,
	2011	2010
Construction and equipment costs	$668	$3,308
Accounts payable — trade	866	293
Accrued payroll, vacation and bonuses	910	907
Technical consulting, engineering and design services	662	459
Yima Joint Ventures consulting fee	924	924
Advance from Yima Joint Ventures for equipment construction	877	—
Other	1,206	1,117

	$6,113	$7,008

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
The cost and accumulated amortization of intangible assets were as follows (in thousands):

	As of June 30, 2011			As of June 30, 2010
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Use rights of U-GAS®	$1,886	$914	$972	$1,886	$725	$1,161
Other intangible assets	254	—	254	111	—	111

Total	$2,140	$914	$1,226	$1,997	$725	$1,272

The use rights of U-GAS® have an amortization period of ten years. Amortization expense was $0.2 million for each of the years ended June 30, 2011, 2010 and 2009 and is recorded in depreciation and amortization expense. Estimated amortization expense for each of the five subsequent fiscal years is expected to be $0.2 million.

Note 8 — Income taxes
For financial reporting purposes, net loss before income taxes and noncontrolling interest showing domestic and foreign sources was as follows (in thousands):

	Year Ended June 30,
	2011	2010	2009
Domestic	$(6,835)	$(8,289)	$(9,992)
Foreign	(8,785)	(17,126)	(19,287)

Net loss before noncontrolling interest	$(15,620)	$(25,415)	$(29,279)

Provision for income taxes
The following is a reconciliation of income taxes at the statutory federal income tax rate of 35% to the income tax provision (benefit) recorded (in thousands):

	Year Ended June 30,
	2011	2010	2009
Net loss before noncontrolling interest	$(15,620)	$(25,415)	$(29,279)

Computed tax benefit at statutory rate	(5,467)	(8,896)	(10,247)
Other	178	105	463
Tax on income (losses) from foreign operations	2,910	2,318	4,400
Valuation allowance	2,379	6,473	5,384

	$—	$—	$—

Deferred tax assets
Net deferred tax assets consisted of the following (in thousands):

	As of June 30,
	2011	2010
Deferred tax assets (liabilities):
Net operating loss carry forward	$20,351	$18,374
Depreciation and amortization	(14)	6
Stock-based compensation	5,400	5,183
Investment in joint venture	186	—
Accruals	992	972

Subtotal	26,915	24,535
Valuation allowance	(26,915)	(24,535)

Net deferred assets	$—	$—

At June 30, 2011, the Company had approximately $36.5 million of U.S. federal net operating loss (“NOL”) carryforwards, and $29.9 million of China NOL carryforwards. The U.S. federal NOL carryforwards have expiration dates through the year 2030. The China NOL carry forwards have expiration dates through 2015. The utilization of U.S. federal NOLs and other tax attributes may be limited due to changes in ownership from equity offerings that occurred during the year and any future equity offerings.
The Company’s tax returns are subject to periodic audit by the various taxing jurisdictions in which the Company operates, which can result in adjustments to its NOLs. There are no significant audits underway at this time.
In assessing the Company’s ability to utilize its deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences. Future changes in estimates of taxable income or in tax laws may change the need for the valuation allowance.
The Company and one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company has been subject to U.S. federal, state, and local, or non-U.S. income tax examinations by tax authorities for all tax years since its operations began in 2003. As of June 30, 2011, the Internal Revenue Service (“IRS”) has not proposed any adjustments to the Company’s material tax positions. The Company establishes reserves for positions taken on tax matters which, although considered appropriate under the regulations, could potentially be successfully challenged by authorities during a tax audit or review. The Company did not have any liability for uncertain tax positions as of June 30, 2011 or 2010.

Note 9 — Net Loss Per Share Data
Historical net loss per share of common stock is computed using the weighted average number of shares of common stock outstanding. Basic loss per share excludes dilution and is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Stock options are the only potential dilutive share equivalents the Company has outstanding for the periods presented. For the years ended June 30, 2011, 2010 and 2009 and the period from November 4, 2003 (inception) to June 30, 2011, options to purchase shares of common stock were excluded from the computation of diluted earnings per share as their effect would have been antidilutive as the Company incurred net losses during the periods.
Note 10 — Commitments and Contingencies
Operating leases
On January 14, 2008, the Company entered into a 63 month lease agreement, with a 60 month optional renewal, for approximately 10,000 square feet for its corporate office in Houston, Texas. The lease commenced on March 27, 2008 with rental payments of $20,308 per month for the first year and escalating thereafter annually. The Company also leases approximately 6,000 square feet of office space in Shanghai, China. Rental expenses incurred under operating leases for the years ended June 30, 2011, 2010, 2009 and the period from November 4, 2003 (inception) to June 30, 2011 were approximately $0.5 million, $0.4 million $0.3 million and $1.6 million, respectively. Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of June 30, 2011 are as follows (in thousands):

Years Ending June 30,	Total
2012	$365
2013	264
2014	—
Thereafter	—

Total operating lease commitments	$629

Litigation
The Company is a party to various legal proceedings including the one noted below. While management presently believes that the ultimate outcome of these proceedings will not have a material adverse effect on its financial position, overall trends in results of operations or cash flows, litigation is subject to inherent uncertainties, and unfavorable rulings or settlements could occur which could have a material adverse impact on the Company’s financial position and operating results.
In September 2008, the Company was named as one of a number of defendants in a lawsuit filed in the U.S. District Court for the Central District of California, Southern Division, by Igor Olenicoff, one of its former stockholders, and a company he controls. Also named were Timothy E. Vail (our former CEO and one of the Company’s directors), David Eichinger (the Company’s former CFO), and another one of the Company’s directors (collectively, the Company, Mr. Vail, Mr. Eichinger and the director are referred to as the “SES Defendants”), as well as UBS AG, Union Charter Ltd., and other persons who allegedly managed Mr. Olenicoff’s investments outside the U.S. The SES Defendants have been named in this lawsuit based primarily upon allegations that one of our former stockholders, Teflomi Trade & Trust, Inc., was a shell company formed for the purposes of holding Mr. Olenicoff’s assets overseas, and that the SES Defendants allegedly had knowledge of this arrangement. The claims initially asserted against the SES Defendants included, among others, securities fraud in violation of Rule 10b-5 under the Securities Act and the California state law equivalent, violations of the Racketeer Influenced and Corrupt Organizations Act, or RICO, common law fraud and negligent misrepresentation, breach of fiduciary duty, conspiracy and unfair business practices. On the SES Defendants’ motion, on July 31, 2009, the court issued an order dismissing the securities fraud claims as to each of the SES Defendants and the common law fraud, negligent misrepresentation claim and breach of fiduciary duty claims as to us, Mr. Vail and Mr. Eichinger. The court determined that certain other claims, including RICO, conspiracy and unfair business practices, were sufficiently pled and could proceed at this stage. Plaintiffs were given leave to amend and, on August 24, 2009, filed an amended complaint attempting to replead their securities fraud claims, and alleged a new claim for violation of the Uniform Commercial Code (the “UCC”). In response, on September 23, 2009, the SES Defendants filed a motion to dismiss the securities fraud and UCC claims. The court heard oral argument on the SES Defendants’

motion to dismiss, and on various other defendants’ motions to dismiss, on November 9, 2009. On March 16, 2010, the court issued an order on the pending motions to dismiss, dismissing the securities fraud and UCC claims as to each of the SES Defendants. Thus, the claims that remain as to the SES Defendants collectively include violations of RICO, RICO conspiracy, unfair business practices, conversion and civil conspiracy; the claims that remain as to the individually named director include fraudulent misrepresentation, constructive fraud, negligent misrepresentation and breach of fiduciary duty. The SES Defendants filed their answer to these claims on April 22, 2010. The parties are currently engaged in discovery related to those claims the court has allowed to remain in the case. Additionally, on August 15, 2011, the SES Defendants filed a motion for summary judgment or, in the alternative, summary adjudication as to each of the claims remaining against them, collectively, and the individually named director, separately. This motion is fully briefed and oral argument was heard by the court on September 26, 2011 and the court has taken the matter under submission. The court has set a trial date of February 7, 2012. The SES Defendants believe the claims alleged against them to be without merit and intend to continue to vigorously defend all claims which are allowed to proceed in the court.
Governmental and Environmental Regulation
The Company’s operations are subject to stringent federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Numerous governmental agencies, such as the U.S. Environmental Protection Agency, (the “EPA”), and various Chinese authorities, issue regulations to implement and enforce such laws, which often require difficult and costly compliance measures that carry substantial administrative, civil and criminal penalties or may result in injunctive relief for failure to comply. These laws and regulations may require the acquisition of a permit before operations at a facility commence, restrict the types, quantities and concentrations of various substances that can be released into the environment in connection with such activities, limit or prohibit construction activities on certain lands lying within wilderness, wetlands, ecologically sensitive and other protected areas, and impose substantial liabilities for pollution resulting from our operations. The Company believes that it is in substantial compliance with current applicable environmental laws and regulations and it has not experienced any material adverse effect from compliance with these environmental requirements.
Note 11 — Stock-Based Compensation
As of June 30, 2011, the Company had outstanding stock option and restricted stock awards granted under the Company’s Amended and Restated 2005 Incentive Plan, as amended (the “Plan”). As of June 30, 2011, 690,370 shares were authorized for future issuance pursuant to the Plan. Under the Plan, the Company may grant both incentive and non-qualified stock options, stock appreciation rights, restricted stock units and other stock-based awards to officers, directors, employees and non-employees. Stock option awards generally vest ratably over a one to four year period and expire ten years after the date of grant.
For the years ended June 30, 2011, 2010 and 2009, the Company recorded stock-based compensation expense of approximately $1.2 million, $2.2 million and $1.9 million, respectively. During the year ended June 30, 2011 and 2010, credits of approximately $0.3 million and $0.2 million were recognized to stock-based compensation expense due to the reversal of previously recognized expense due to forfeitures related to cancellations of terminated employees’ stock option awards.
Assumptions
The fair values for the stock options granted during the years ended June 30, 2011, 2010 and 2009 were estimated at the date of grant using a Black-Scholes-Morton option-pricing model with the following weighted-average assumptions.

	Year Ended June 30,
	2011	2010	2009
Risk-free rate of return	2.31%	2.53%	1.80%
Expected life of award	5.6 years	5.6 years	5.6 years
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility of stock	109%	94%	87%
Weighted-average grant date fair value	$1.35	$0.73	$0.46
The expected volatility of stock assumption was derived by referring to changes in the historical volatility of comparable companies. We used the “simplified” method for “plain vanilla” options to estimate the expected term of options granted during the years ended June 30, 2011, 2010 and 2009.

Stock option activity during the three years ended June 30, 2011 was as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Stock Options	Price	Term (years)	(in millions)
Outstanding at June 30, 2008	7,136,000	$4.90
Granted	6,082,538	1.08
Exercised	(106,750)	0.59
Cancelled/forfeited	(8,012,250)	4.83

Outstanding at June 30, 2009	5,099,538	0.67
Granted	1,230,535	0.99
Exercised	(250,250)	0.55
Cancelled/forfeited	(42,250)	0.49

Outstanding at June 30, 2010	6,037,573	0.74
Granted	1,490,496	1.66
Exercised	(291,486)	0.71		$0.49
Cancelled/forfeited	(673,239)	1.13

Outstanding at June 30, 2011	6,563,344	0.91	8.26	6.89

Exercisable at June 30, 2011	4,860,508	0.76	8.00	5.55

As of June 30, 2011, approximately $1.2 million of estimated expense with respect to non-vested stock-based awards has yet to be recognized and will be recognized in expense over the remaining weighted average period of approximately 1.4 years.
The following table summarizes information with respect to stock options outstanding and exercisable at June 30, 2011:

		Weighted
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average
	Number	Term	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	(Years)	Price	Exercisable	Price
$0.43 to $0.66	3,991,424	7.73	$0.62	3,623,049	$0.63
$0.67 to $1.00	1,157,213	8.52	0.91	818,463	0.90
$1.01 to $2.00	969,707	9.45	1.05	311,496	1.04
$2.01 to $3.00	45,000	9.02	2.35	7,500	2.32
$3.01 to $4.00	400,000	9.77	3.25	100,000	3.25

Total	6,563,344			4,860,508

Note 12 — Share Purchase Agreement with ZJX
On March 31, 2011, the Company entered into a Share Purchase Agreement (the “Agreement”) with China Energy Industry Holdings Group Co, Ltd. (“China Energy”) and Zhongjixuan Investment Management Company Ltd. (“ZJX”). In August 2011, the Company agreed to extend the closing period of the Agreement through December 31, 2011. The terms and conditions of the Agreement are summarized below.
Issuance of Shares
On the closing date for the Agreement, the Company will issue 37,254,475 shares of Common Stock (the “Closing Shares”) in exchange for the Consideration. Within 20 business days after the accomplishment of the Milestone (as defined below), the Company will issue to China Energy additional shares of Common Stock (the “Milestone Shares”) which, when combined with the Closing Shares, equals 60.0% of the issued and outstanding Common Stock on a fully-diluted basis, including shares reserved for future issuance pursuant to the Plan, as of the date that the Milestone is achieved.
For the purpose of the Agreement, the “Milestone” will be deemed to be achieved if the average closing price of the Common Stock for 20 consecutive trading days equals or exceeds $8.00 per share (the “Threshold Price”), provided that the 20 consecutive trading day period will begin upon the occurrence of both (i) ZJX/China Energy undertaking best endeavours to secure certain projects described in the Agreement; and (ii) the expiration of six months after the Closing Date.

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
For the purpose of the above, a “Target Project” shall mean either (i) the execution of a joint venture agreement, and other ancillary and necessary documents, related to the formation of a project joint venture, or (ii) securing for the Company a coal resource project that is already in operation, a new coal chemical project or any other project that is approved by the Company’s board of directors (the “Board”), each with a total investment of at least RMB1.5 billion.
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
Other
Closing of the transaction with China Energy and ZJX is subject to approval by the Company’s stockholders and other customary closing conditions.
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
In the event that the Milestone Shares are issued, all of the Company’s non-vested stock-based awards would become fully vested and immediately exercisable under the terms of the Plan.

Note 13 — Quarterly Results of Operations (Unaudited) (in thousands, except per share amounts)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Year
2011:
Revenues	$1,622	$2,882	$3,133	$2,521	$10,158
Operating loss	(3,862)	(3,544)	(3,603)	(4,721)	(15,730)
Net loss	(3,768)	(3,593)	(3,596)	(4,663)	(15,620)
Net loss attributable to stockholders	(3,742)	(3,561)	(3,559)	(4,601)	(15,463)
Net loss per share — basic and diluted	(0.08)	(0.07)	(0.07)	(0.09)	(0.32)
2010:
Revenues	2,301	2,607	2,621	1,772	9,301
Operating loss (a)	(4,858)	(11,119)	(5,209)	(3,778)	(24,964)
Net loss (a)	(4,999)	(11,320)	(5,353)	(3,743)	(25,415)
Net loss attributable to stockholders (a)	(4,579)	(8,199)	(5,281)	(3,689)	(21,748)
Net loss per share — basic and diluted (a)	(0.10)	(0.17)	(0.11)	(0.08)	(0.45)

(a)	The operating results for the second quarter of 2010 included a $6.6 million impairment loss related to the GC Joint Venture.
Note 14 — Segment Information
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
The following table presents the revenue, operating loss and total assets by segment (in thousands):

	Three Months Ended		Year Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenue:
ZZ Joint Venture plant	$2,290	$1,429	$8,913	$7,939
Technology licensing and related services	231	343	1,245	1,362
Corporate & other	—	—	—	—

Total revenue	$2,521	$1,772	$10,158	$9,301

Operating loss:
ZZ Joint Venture plant	(1,299)	(590)	(2,848)	(3,332)
Technology licensing and related services	(244)	(537)	(1,149)	(1,598)
Corporate & other	(3,178)	(2,652)	(11,733)	(20,034)

Total operating loss	$(4,721)	$(3,779)	$(15,730)	$(24,964)

	June 30,	June 30,
	2011	2010
Assets:
ZZ Joint Venture plant	$40,703	$44,009
Technology licensing and related services	1,196	1,255
Corporate & other	68,075	75,317

Total assets	$109,974	$120,581

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our annual and periodic reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s, or the SEC, rules and forms. In addition, we designed these disclosure controls and procedures to ensure that this information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Accounting Officer, to allow timely decisions regarding required disclosures.
Our management, with the participation of the Chief Executive Officer and the Chief Accounting Officer, assessed the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2011. Based upon that evaluation, including consideration of the material weaknesses in our internal control over financial reporting that existed in prior periods as discussed below, our Chief Executive Officer and Chief Accounting Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2011.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements. Because of inherent limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management, with the participation of the Chief Executive Officer and the Chief Accounting Officer, evaluated the effectiveness of our internal control over financial reporting as of June 30, 2011 based on criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, management has concluded that we did maintain effective internal control over financial reporting as of June 30, 2011.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Directors and Executive Officers
The following table sets forth information concerning our directors and executive officers as of June 30, 2011:

Name	Age	Position
Robert Rigdon	53	President, Chief Executive Officer and Director
Kevin Kelly	48	Chief Accounting Officer, Controller and Secretary
Lorenzo Lamadrid	60	Chairman of the Board
Donald Bunnell	46	Director
Michael Storey	69	Director
Denis Slavich	71	Director
Harry Rubin	58	Director
Ziwang Xu	54	Director
Robert Rigdon. Mr. Rigdon is our President and Chief Executive Officer and is also a director. Mr. Rigdon joined us as a director in August 2009, and has served as President and Chief Executive Officer since March 31, 2009. Prior to that, he served as Chief Operating Officer since November 2008 and as Senior Vice President of Global Development since May 2008, where he was responsible for overseeing all aspects of our current and future coal gasification projects worldwide. From June 2004 until joining us, Mr. Rigdon worked for GE Energy in a variety of capacities, including Manager—Gasification Engineering, Director—IGCC Commercialization, and Director—Gasification Industrials and Chemicals Business. For the 20 years previous to this, Mr. Rigdon worked for Texaco, and later ChevronTexaco, as an engineer and in the Worldwide Power & Gasification group, where he ultimately became Vice President—Gasification Technology for the group. As a result of his three decades working on gasification, Mr. Rigdon is experienced in the operational and marketing strategies that are key to our development and success.
Education: Mr. Rigdon is a mechanical engineer with a B.S. from Lamar University.
Directorships in the past five years: Mr. Rigdon serves on no other boards of directors.
Kevin Kelly. Mr. Kelly joined us as our Controller in October 2008 and was named our Chief Accounting Officer and Secretary in November 2008. From 2005 to October 2008, Mr. Kelly served as the Corporate Controller for W-H Energy Services. Prior to that, Mr. Kelly held controllership and treasury management positions with a variety of public-traded companies and as an audit manager with Deloitte & Touche.
Education: Mr. Kelly is a Certified Public Accountant with a B.A. from Houston Baptist University.
Lorenzo Lamadrid. Mr. Lamadrid has been the Chairman of the Board since April 2005. Since 2001, Mr. Lamadrid has been the Managing Director of Globe Development Group, LLC, a firm that specializes in the development of large scale energy, power generation, transportation and infrastructure projects in China and provides business advisory services and investments with a particular focus on China. Mr. Lamadrid has also been a director of Flow International Corporation since January 2006. Mr. Lamadrid has been a member of the International Advisory Board of Sirocco Aerospace, an international aircraft manufacturer and marketer, since mid-2001. He previously served as President and Chief Executive Officer of Arthur D. Little, a management and consulting company, from 1999 to 2001 (which filed for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code within two years of his leaving the company), as President of Western Resources International, Inc. from 1996 through 1999 and as Managing Director of The Wing Group from 1993 through 1999. The Wing Group was a leading international electric power project-development company that was sold to Western Resources in 1999. Prior to that, he was with General Electric from 1984 to 1993 serving as corporate officer, Vice President and General Manager at GE Aerospace for Marketing and International Operations, and as General Manager of Strategic Planning and Business Development of GE’s International Sector. Prior to joining GE, Mr. Lamadrid was a senior Manager at the Boston Consulting Group where he worked from 1975 to 1984. Mr. Lamadrid’s experience in business development and management is a key attribute for us, and his background in overseas markets has provided him with valuable insights into our international focus.

Education: Mr. Lamadrid holds a dual bachelor’s degree in Chemical Engineering and Administrative Sciences from Yale University, an M.S. in Chemical Engineering from the Massachusetts Institute of Technology and an M.B.A. in Marketing and International Business from the Harvard Business School.
Directorships in the past five years (other than our Board): Flow International (2006 to present).
Donald Bunnell. Mr. Bunnell is a director and one of our co-founders. He was our President and Chief Executive Officer—Asia Pacific until February 2011 when he resigned to pursue other interests. Since 2009, his duties included oversight of our global licensing business. From 2001 until our founding in 2003, Mr. Bunnell was the Asia Business Development Vice President for BHP Billiton’s aluminum group. Between 1997 and 2001, Mr. Bunnell served in various capacities, including Vice President in charge of Enron China’s power group, and Country Manager, with the power development team of Enron Corporation. During this time, Mr. Bunnell spent three years leading the Enron/Messer/Texaco consortium for the Nanjing BASF Project. From 1995 to 1997, Mr. Bunnell was a manager with Coastal Power Corporation (now part of El Paso Corporation) in Beijing, where he was involved in development of gas turbine power plants and other power projects. Mr. Bunnell has practiced law in Hong Kong, advising clients on China investments, prior to entering the power business. Mr. Bunnell is fluent in Mandarin Chinese, has lived in China for over 14 years, and has 10 years of experience in the China power industry developing projects and managing joint ventures. Mr. Bunnell’s extensive experience in the power industry, wealth of technical knowledge and role as one of our founders provides him with unique insight into potential issues that could emerge with respect to our operational development.
Education: Mr. Bunnell graduated from Miami University with a B.A. and from the William & Mary School of Law with a J.D.
Directorships in the past five years (other than our Board): None.
Michael Storey. Mr. Storey has served as one of our directors since November 2005. From June 2002 through November 2005, he was a partner with Union Charter Financial. From 2000 to 2004, he served as President and CEO of Inmarsat Ventures, a global communications company. He resigned in March 2004, but continued as an advisor until March 2006. In 2000, Mr. Storey established and became Chairman of Landfall Holdings LLC, a real estate development in New York, and is currently its Chairman. From 1993 to 1999, Mr. Storey ran several telecommunications businesses during European deregulation that became MCI Europe and is now Verizon Communications. In 1984, Mr. Storey and a partner established City Centre Communications, a business in the cable television and telecommunications industry. The business was grown through several acquisitions of franchises before the business was sold in 1992 to Videotron and Bell Canada. He served as a Director and later as Chairman of the Cable Communications Association from 1983 to 1990, representing all the investors in the U.K. cable industry. Starting in 1972, Mr. Storey served for 10 years as a Vice President and Partner of Booze Allen Hamilton International Management Consultants. He is also currently the non-executive Chairman of Impello Plc, an independent utility company in the United Kingdom. From 1958 to 1968, he worked in the healthcare industry, operating hospitals in the U.K., Middle East and North America. Through his various management roles, Mr. Storey has developed an in-depth knowledge and experience in strategic development that is key to our growth.
Education: Mr. Storey is a graduate of King’s Fund Administrative Staff College and has an M.B.A. from the University of Chicago. He also holds two professional certifications: Professionally Qualified Hospital Administrator and Professionally Qualified Personnel Manager.
Directorships in the past five years (other than our Board): Impello Plc (2008 to present).
Denis Slavich. Mr. Slavich has served as a director since November 2005. Mr. Slavich has over 35 years of experience in large scale power generation development. He is currently the Chief Executive Officer and Vice Chairman of Astrata Group Inc, a privately held global telematics company headquartered in Singapore, and an international consultant, as well as an advisor and board member for a number of additional firms. He served as a director of China Advanced Construction Materials Group, Inc., a company traded on the NASDAQ, from September 2009 until May 2011. From 1998 to 2000, Mr. Slavich was the CFO and director of KMR Power Corporation and was responsible for the development of this international IPP company that developed projects in Columbia as well as other areas. From 2000 until 2002, he served as Vice President and CFO of BigMachines Inc., a software company, and from 2001 until the present, he has served as Chairman of Leading Edge Technologies, a privately held desalination technology company. Mr. Slavich also served as acting President for Kellogg Development Corporation, a division of M.W. Kellogg, during 1997. From 1991 to 1995, Mr. Slavich was also a Vice President of Marketing for Fluor Daniel. From 1971 to 1991, Mr. Slavich served in various executive positions at Bechtel Group including Sr. VP, CFO, and director and Sr. VP and division manager of the International Power Division. In addition to his experience in power generation development, Mr. Slavich is experienced in finance and accounting matters and has extensive experience with financial statements.

Education: Mr. Slavich received his Ph.D. from Massachusetts Institute of Technology, his M.B.A. from the University of Pittsburgh and his B.S. in Electrical Engineering from the University of California at Berkeley.
Directorships in the past five years(other than our Board): China Advanced Construction Materials Group, Inc. (2009 to 2011), Leading Edge Technologies (2001 to present), Comsat International (2006-2007), and Astrata Group (2011 to present).
Harry Rubin. Mr. Rubin has served as a director since August 2006. Mr. Rubin is currently Chairman of Henmead Enterprises, in which capacity he advises various companies regarding strategy, acquisitions and divestitures. He held board positions at a number of private and public companies such as the A&E Network, RCA/Columbia Pictures Home Video, the Genisco Technology Corporation and Image-Metrics Plc. He was a founding partner of the Boston Beer Company. In the 12 years prior to 2006, Mr. Rubin held various senior management roles in the computer software industry, including Senior Executive Vice President and Chief Operating Officer of Atari, and President of International Operations and Chief Financial Officer for GT Interactive Software. Mr. Rubin entered the computer software business in 1993 when he became Executive VP for GT Interactive Software as a start-up company, and played a leadership role in GT’s progression as the company went public in 1995 and became one of the largest industry players. Through his various management roles, Mr. Rubin has developed an in-depth knowledge and experience in strategic development that is key to our growth. Prior to 1993, he held various senior financial and general management positions at RCA, GE and NBC.
Education: He is a graduate of Stanford University and Harvard Business School.
Directorships in the past five years (other than our Board): 784 Park Avenue Realty, Inc. (December 2005 to present), Henmead Enterprises, Inc. (1991 to present), Image-Metrics Plc (December 2005 to April 2010).
Ziwang Xu. Mr. Xu is currently the Chairman of CXC Capital, Inc. and CXC China Sustainable Growth Fund, companies which he founded in March of 2008 and which are based in Shanghai, China. From November of 2005 until founding CXC, he was a private investor in Shanghai and worked on the development of residential real estate projects. During this same time, he was an Advisory Director for Goldman Sachs in Beijing, China. From 1997 through 2005, he served as a Managing Director and Partner for Goldman Sachs in Hong Kong. He is also currently an Advisor with Clayton, Dubilier & Rice, a member of the Board of Overseers of the Fletcher School of Law and Diplomacy at Tufts University, and Vice Chairman, Alumni Association of Economics and Finance, of Fudan University in Shanghai, China. Additionally, he is a member of the Shanghai Comprehensive Economy Studies Council and the Shanghai International Cultural Council. Mr. Xu’s background in overseas markets and his experience in finance matters has provided him with valuable insights into our strategy.
Education: He holds a B.A. from East China Normal University and an M.A. in Economics from Fudan University and an M.A. in International Business from the Fletcher School of Law and Diplomacy at Tufts University.
Directorships in the past five years (other than our Board): CXC Capital, Inc. (2008 to present), Shanghai Ruibo New Energy Automobile Technology Company (2010 to present), Lubao New Energy Company (2007 to present).
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of our equity securities, to file initial reports of ownership and reports of changes in ownership of our common stock with the SEC and to furnish us a copy of each filed report.
To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended June 30, 2011, our officers, directors and greater than 10% beneficial owners timely filed all required Section 16(a) reports.

Director Independence
The Board has determined that the following members are independent within the meaning of Rule 4200 of the NASDAQ Stock Market Rules: Lorenzo Lamadrid, Michael Storey, Denis Slavich, Harry Rubin and Ziwang Xu.
Material Changes in Director Nominations Process
There have not been any material changes to the procedures by which shareholders may recommend nominees to our Board.
Audit Committee
During the year ended June 30, 2010, the members of the Audit Committee were Michael Storey, Denis Slavich and Harry Rubin. The Board has determined that Denis Slavich is an audit committee financial expert under Item 407(d) of Regulation S-K of the SEC. All of the members of the Audit Committee were and are independent within the meaning of Rule 4200 of the NASDAQ Stock Market Rules. The Audit Committee met seven times during the year ended June 30, 2010.
Code of Ethics
We have adopted a Code of Business and Ethical Conduct that applies to all of our employees, as well as each member of our Board. The Code of Business and Ethical Conduct is available under “Corporate Governance” in the “Investors” section of our website at www.synthesisenergy.com. We intend to post amendments to or waivers from the Code of Business and Ethical Conduct (to the extent applicable to our chief executive officer, principal financial officer or principal accounting officer) at this location on our website.
Corporate Governance
The charters for our Audit Committee, the Compensation Committee of the Board, or the Compensation Committee, and the Nominating and Governance Committee of the Board, or the Nominating and Governance Committee, and our Code of Business and Ethical Conduct are available on our website at www.synthesisenergy.com under “Corporate Governance” in the “Investors” section. Copies of these documents are also available in print form at no charge by sending a request to Synthesis Energy Systems, Inc., Attention: Investor Relations, Three Riverway, Suite 300, Houston, Texas 77056, telephone (713) 579-0606.

Item 11.	Executive Compensation
Summary Compensation Table
The following table provides information concerning compensation paid or accrued during the fiscal years ended June 30, 2011, 2010 and 2009 to our principal executive officer and our two other executive officers, including our principal financial officer, determined at the end of the last fiscal year, and one former executive officer for whom disclosure would have been required but for the fact that he was not serving as an executive officer at the end of the fiscal year ended June 30, 2011:

						Non-Equity
Name and Principal	Fiscal			Stock	Option	Incentive Plan	All Other
Position	Year	Salary	Bonus	Awards	Awards (1)	Compensation	Compensation	Total
Robert Rigdon	2011	$300,000	$120,000	$—	$1,066,394	$—	$—	$1,486,394
President and CEO	2010	$300,000	$120,000	$—	$—	$—	$—	$420,000
	2009	$270,000	$146,000	$—	$185,789	$—	$—	$601,789

Kevin Kelly	2011	$230,000	$34,500	$—	$—	$—	$—	$264,500
Chief Accounting	2010	$230,000	$69,000	$—	$—	$—	$—	$299,000
Officer, Controller	2009	$155,000	$62,000	$—	$207,773	$—	$—	$424,773
and Secretary

Donald Bunnell (2)	2011	$120,000	$—	$—	$—	$—	$20,000	$140,000
President and CEO	2010	$180,000	$—	$—	$—	$—	$5,000	$185,000
- Asia Pacific	2009	$180,000	$72,000	$—	$—	$—	$—	$252,000

Timothy Vail (3)	2011	$—	$—	$—	$—	$—	$—	$—
Former President	2010	$—	$—	$—	$—	$—	$—	$—
and CEO	2009	$135,000	$—	$—	$469,723	$—	$—	$604,723

(1)
The amounts in the “Option awards” column reflect the aggregate grant date fair value of awards pursuant to the Plan, as amended (the “2005 Plan”) for the fiscal years ended June 30, 2009, 2010 and 2011, in accordance with ASC 718. Assumptions used in the calculation of these amounts are included in “Note 11—Stock-Based Compensation” to our audited financial statements for the fiscal year ended June 30, 2011 included herein our annual report on Form 10-K for the year ended June 30, 2011. However, as required, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.

(2)
Effective March 1, 2011, Mr. Bunnell ceased employment with us to pursue other long-standing interests. In addition to the compensation that he received as an employee, Mr. Bunnell has earned, but not yet received, $18,000 during the year ended June 30, 2011 for consulting services provided to us as described below under “— Director Compensation.”

(3)
Effective March 31, 2009, Mr. Vail ceased employment with us based on a mutual decision with the Board. In connection with the departure, he entered into a Separation Agreement and Release with us, or the Release, whereby (i) his employment agreement with us was terminated, subject to the continued enforcement of the provisions relating to non-competition and confidentiality; (ii) he entered into a mutual release; (iii) his Indemnification Agreement with us, dated August 13, 2008, survived the termination of his employment agreements; (iv) he was granted reimbursement of his payment of his COBRA premiums through (a) the one year anniversary of the termination or (b) until he is eligible to participate in the health insurance plan of another employer, whichever is sooner; and (v) he was granted a new option grant in satisfaction of his 2008 bonus and a right to participate in our option exchange program. The grant was a fully vested option to acquire 68,182 shares of common stock at an exercise price of $0.66 per share, in satisfaction of his bonus earned during the year ended December 31, 2008. In addition, as part of the option exchange program, Mr. Vail exchanged all of his option grants outstanding on March 31, 2009 for a new fully vested option grant to acquire 960,000 shares of common stock at an exercise price of $0.66 per share.

Employment Agreements
On April 8, 2011, we entered into an Amended and Restated Employment Agreement with Mr. Rigdon, which replaced his employment agreement dated March 14, 2008, as amended on March 31, 2009. The employment agreement has a term of three years, with automatic renewal for successive one year periods unless either we or Mr. Rigdon elects not to renew. He is entitled to receive an annual base salary of up to $300,000 and a bonus of $120,000 payable in two equal installments within 10 days of January 1 and July 1 of a given year. He may also receive an outperformance bonus annually as may be awarded in the sole discretion of the Compensation Committee of the Board. Mr. Rigdon’s salary is subject to increase in the discretion of the Board. In connection with the execution of the employment agreement, Mr. Rigdon also received a grant of options to acquire 400,000 shares of our common stock vesting in four equal annual installments with the first vesting occurring on the date of the employment agreement. The employment agreement prohibits Mr. Rigdon from competing with us during his employment and for a period of twelve months thereafter and is also prohibited from soliciting our employees for a period of twelve months after the termination of the employment agreement. Mr. Rigdon is also subject to confidentiality and non-disparagement obligations for a period of five years after cessation of his employment with us. Payments under the agreement to Mr. Rigdon in connection with his termination or a change of control are described below under “-Potential Payments Upon Termination or Change of Control.”
Our agreement with Mr. Kelly became effective October 16, 2008 and has a term of two years, with automatic renewal for two additional one year periods unless either we or Mr. Kelly elects not to renew. He currently receives an annual base salary of up to $230,000 and bonuses as may be awarded from time to time based on criteria established by our chief executive officer, including a performance bonus targeted at 50% of his base salary. The Compensation Committee also evaluates Mr. Kelly’s salary on an annual basis and will determine if any additional increases are warranted. The employment agreement prohibits Mr. Kelly from competing with us during his employment and for a period of eighteen months thereafter if he is terminated by us, if he resigns without good reason or if either he or us elects not to renew the agreement past its initial term. Mr. Kelly is also subject to a confidentiality obligation for a period of five years after cessation of his employment with us. Payments under the agreement to Mr. Kelly in connection with his termination or a change of control are described below under “-Potential Payments Upon Termination or Change of Control.”
Potential Payments upon Termination or Change of Control
Pursuant to the terms of Mr. Rigdon’s employment agreement, upon a termination without cause (including non-renewal of his employment agreement by us), a voluntary termination for good reason or a termination for any reason (other than by us for cause) within 60 days of a change of control (as defined in his employment agreement), Mr. Rigdon is entitled to receive (i) a severance payment of twelve months of base salary (as of the date of termination), (ii) payment of any bonus earned and not yet paid, and (iii) reimbursement of his COBRA premiums through the earlier of (a) twelve months after termination or (b) until he is eligible to participate in the health insurance plan of another employer. In addition, all unvested options shall automatically vest as of the termination date. All unvested options also automatically vest in connection with a termination due to Mr. Rigdon’s death or disability.
Pursuant to the terms of his employment agreement, upon a termination without cause or a voluntary termination for good reason, Mr. Kelly is entitled to receive a severance payment of up to twelve months of base salary (as of the date of termination) for the remainder of the term of his agreement and in accordance with the terms thereof and all unvested options shall automatically vest as of the termination date. In addition, in connection with a termination without cause, Mr. Kelly is entitled to reimbursement of his COBRA premiums through the earlier of (i) twelve months after his termination or (ii) until he is eligible to participate in the health insurance plan of another employer. Upon a change of control (as defined in his employment agreement), all unvested options of Mr. Kelly would automatically vest on the effective date of the change of control, even if his employment is not terminated.
Upon a voluntary termination without good reason, termination for cause, death or disability, Messrs. Rigdon and Kelly would not be entitled to receive benefits from us.

The following tables further describe the potential payments upon termination or a change in control for Messrs. Rigdon and Kelly.
Robert Rigdon
Chief Executive Officer and President

		Voluntary
		Termination		Involuntary		After a
	Voluntary	for Good	For Cause	Not for Cause	Death or	Change in
Executive Benefits and Payments	Termination	Reason	Termination	Termination(2)	Disability	Control(3)
Upon Termination(1)	($)	($)	($)	($)	($)	($)
Compensation
Severance (4)	—	300,000	—	300,000	—	300,000
Performance bonus (5)	—	120,000	—	120,000	—	—
Stock Options (Unvested and Accelerated) (6)	—	232,969	—	232,969	232,969	232,969

Benefits and Perquisites
Health and Welfare Benefits Continuation (7)	—	18,541	—	18,541	—	18,541
Tax Gross-up	—	—	—	—	—	—

Total	—	671,510	—	671,510	232,969	551,510

Kevin Kelly
Chief Accounting Officer, Controller and Secretary

		Voluntary
		Termination		Involuntary		After a
	Voluntary	for Good	For Cause	Not for Cause	Death or	Change in
Executive Benefits and Payments	Termination	Reason	Termination	Termination(2)	Disability	Control(3)
Upon Termination(1)	($)	($)	($)	($)	($)	($)
Compensation
Severance (4)	—	230,000	—	230,000	—	—
Annual Cash Incentive (5)	—	—	—	—	—	—
Stock Options (Unvested and Accelerated) (6)	—	101,750	—	101,750	—	101,750

Benefits and Perquisites
Health and Welfare Benefits Continuation (7)	—	—	—	18,541	—	18,541
Tax Gross-up	—	—	—	—	—	—

Total	—	331,750	—	350,291	—	120,291

(1)
For purposes of this analysis, we assumed that the effective date of termination is June 30, 2011 and that the executive’s compensation is as follows: Mr. Rigdon’s base salary is equal to $300,000 and his performance bonus is equal to 40% of base salary; and Mr. Kelly’s base salary is equal to $230,000 and incentive target opportunity is equal to 50% of base salary.

(2)	Non-renewal of Mr. Rigdon’s agreement by us is considered an involuntary not for cause termination for purposes of his employment agreement.

(3)
In the case of Mr. Rigdon, “After a Change in Control” means a termination for any reason (other than by us for cause) within 60 days of a change in control. In the case of Mr. Kelly, “After a Change in Control” means automatically upon the occurrence of a change in control.

(4)
Under “Voluntary Termination for Good Reason” and “Involuntary Not for Cause Termination” (and in the case of Mr. Rigdon, under “After a Change in Control”) severance under Mr. Kelly’s agreements is all base salary for the remainder of the employment period for not less than twelve months and severance under Mr Rigdon’s agreement is one year of base salary as in effect at the time of termination.

(5)
The bonus amounts included under “Voluntary Termination for Good Reason” and “Involuntary Not for Cause Termination” (and in the case of Mr. Rigdon, under “After a Change in Control”), are based on the maximum bonus that each executive could receive upon termination under their employment agreement for such reasons. The amounts of performance bonuses payable under the employment agreements of each of Messrs. Rigdon and Kelly are in the discretion of the Board and/or the Compensation Committee.

(6)
Pursuant to the terms of their employment agreements, under “Voluntary Termination for Good Reason,” “Involuntary Not for Cause Termination” or “After a Change in Control” for Messrs. Rigdon and Kelly, the vesting of all outstanding stock options will be accelerated and all stock options shall be 100% vested on the date of termination of employment or on the effective date of the “change in control,” as applicable.

(7)
Health and Welfare Benefits Continuation is calculated as 12 months of reimbursement of COBRA premiums under “Involuntary Not for Cause Termination” (and in the case of Mr. Rigdon under “Voluntary Termination for Good Reason” and “After a Change in Control”). Such benefits payable will cease prior to the end of 12 months if the executive is eligible to participate in the health insurance plan of another employer.

Outstanding Equity Awards for Year Ended June 30, 2011
The following table shows the number of shares covered by exercisable and unexercisable options held by our named executive officers on June 30, 2011. Each of the awards in the table was made under the 2005 Plan.

	Option Awards						Stock Awards
										Equity
										Incentive
										Plan Awards:
										Market or
			Equity						Equity	Payout
			Incentive						Incentive	Value
			Plan						Plan Awards:	of
			Awards:					Market	Number	Unearned
	Number	Number	Number				Number	Value of	of	Shares,
	of	of	of				of Shares	Shares or	Unearned	Units or
	Securities	Securities	Securities				or Units	Units of	Shares,	Other
	Underlying	Underlying	Underlying				of Stock	Stock	Units or	Rights
	Unexercised	Unexercised	Unexercised	Option			That Have	That Have	Other Rights	That Have
	Options	Options	Unearned	Exercise	Option		Not	Not	That Have	Not
	(#)	(#)	Options	Price	Expiration		Vested	Vested	Not Vested	Vested
Name	Exercisable	Unexercisable	(#)	($)	Date		(#)	($)	(#)	($)
(a)	(b)	(c)	(d)	(e)	(f)		(g)	(h)	(i)	(j)
Robert Rigdon	65,625	21,875	—	0.43	02/10/19	(1)	—	—	—	—
	65,625	21,875	—	0.66	03/31/19	(1)	—	—	—	—
	37,500	37,500	—	0.43	02/10/19		—	—	—	—
	100,000	100,000	—	0.66	03/31/19		—	—	—	—
	100,000	300,000	—	3.25	04/08/21		—	—	—	—

Kevin Kelly	18,750	18,750	—	0.43	02/10/19	(1)	—	—	—	—
	12,500	12,500	—	0.73	01/09/19		—	—	—	—
	20,000	—	—	0.66	03/31/19		—	—	—	—
	50,000	50,000	—	0.66	03/31/19		—	—	—	—

Donald Bunnell	—	—	—				—	—	—	—

Timothy Vail	960,000	—	—	0.66	03/31/19	(1)	—	—	—	—
	68,182	—	—	0.66	03/31/19		—	—	—	—

(1)	Represents stock option awards made in connection with our stock option exchange program during fiscal 2009.
Director Compensation
Independent directors, other than Mr. Lamadrid, received a quarterly cash payment of $1,500 as reimbursement for expenses incurred in connection with their service on the Board. Non-executive directors who serve as chair of a Board committee receive an annual grant of stock options with an aggregate value of $100,000 and (iii) all other non-executive directors receive an annual grant of stock options with an aggregate value of $90,000, in each case based on a fair market valuation and the exercise price in the grant, while non-independent, executive directors receive no compensation for their service on the Board. The options vest as to 25% of the shares on each of March 31, June 30, September 30 and December 31 in the year of grant and the exercise price is determined based on the closing price on the date of the grant. In addition, Messrs. Lamadrid and Bunnell have consulting agreements with us as described below.

The following table summarizes the annual compensation for our non-employee directors during the year ended June 30, 2011.

					Nonqualified
	Fees Earned			Non-Equity	Deferred
	or Paid in	Stock	Option	Incentive	Compensation	All Other
Name	Cash	Awards	Awards (1) (2)	Compensation	Earnings	Compensation	Total
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Lorenzo Lamadrid	$60,000	—	$100,000	—	—	—	$160,000
Donald Bunnell	$18,000	—	—	—	—	—	$18,000
Michael Storey	$6,000	—	$100,000	—	—	—	$106,000
Denis Slavich	$6,000	—	$100,000	—	—	—	$106,000
Harry Rubin	$6,000	—	$100,000	—	—	—	$106,000
Ziwang Xu	$6,000	—	$90,000	—	—	—	$96,000

(1)
The amounts in the “Option Awards” column reflect the aggregate grant date fair value for the fiscal year ended June 30, 2011, in accordance with ASC 718. Assumptions used in the calculation of these amounts are included in “Note 11—Stock-Based Compensation” to our audited financial statements for the fiscal year ended June 30, 2011 included herein. However, as required, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.

(2)
As of June 30, 2011, Messrs. Lamadrid, Storey, Slavich, Rubin and Xu had outstanding options exercisable for a total of 381,481; 481,481; 481,481; 456,481and 184,470 shares of common stock, respectively.

Mr. Lamadrid has a consulting agreement with us for his service as Chairman of our Board. The agreement was initially for a four-year term effective August 1, 2006 and was extended for an additional three years in August 2010. Mr. Lamadrid receives an annual consulting fee of $60,000 and reimbursement for reasonable expenses incurred in the performance of his services. The Compensation Committee also evaluates Mr. Lamadrid’s consulting fee on an annual basis and determines if any changes are warranted.
On April 1, 2011, we entered into a consulting agreement with Mr. Bunnell. The agreement is for a term ending February 28, 2012. Mr. Bunnell will receive a monthly fee of $4,500 and reimbursement for reasonable expenses incurred in the performance of his services.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information with respect to the beneficial ownership of our common stock as of June 30, 2011, by:
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

	Numbers of Shares of
	Common Stock	% of Common Stock
Name and Address of Beneficial Owner	Beneficially Owned	Outstanding (1)
Columbia Wanger Asset Management, L.P. (2) 227 West Monroe Street, Suite 3000 Chicago, IL 60606	6,981,000	13.7%
Donald Bunnell	3,804,318	7.5%
Lorenzo Lamadrid (3)	3,556,481	6.9%
David A. Schwedel (4) 4000 Ponce de Leon Boulevard, Suite 470 Coral Gables, Florida 33134	3,020,738	5.9%
Michael Storey (5)	1,881,481	3.7%
Harry Rubin (6)	526,481	1%
Denis Slavich (7)	501,481	1%
Ziwang Xu (8)	184,470	*
Robert Rigdon (9)	388,750	*
Kevin Kelly (10)	103,750	*

Executive Officers and Directors as a group (8 persons)	10,947,212	20.5%

*	Less than 1%

(1)	Based on 50,850,220 shares outstanding as of June 30, 2011.

(2)
Based on information included in a Schedule 13G/A filed on February 11, 2011. Also includes shares held by Columbia Acorn Trust, which has agreed to file as a group with Columbia Wanger Asset Management, L.P.

(3)	Includes 381,481 shares of common stock issuable upon the exercise of options which are currently exercisable or exercisable within 60 days.

(4)	Based on information included in a Form 4 filed on January 9, 2008. Includes 205,200 shares held by the David A. Schwedel Living Trust of which Mr. Schwedel is the beneficial owner.

(5)	Includes 481,481 shares of common stock issuable upon the exercise of options which are currently exercisable or exercisable within 60 days.

(6)	Includes 456,481 shares of common stock issuable upon the exercise of options which are currently exercisable or exercisable within 60 days.

(7)	Includes 481,481 shares of common stock issuable upon the exercise of options which are currently exercisable or exercisable within 60 days.

(8)	Includes 184,470 shares of common stock issuable upon the exercise of options which are currently exercisable or exercisable within 60 days.

(9)	Includes 368,750 shares of common stock issuable upon the exercise of options which are currently exercisable or exercisable within 60 days.

(10)	Includes 101,250 shares of common stock issuable upon the exercise of options which are currently exercisable or exercisable within 60 days.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Lorenzo Lamadrid, the Chairman of the Board, and Donald Bunnell, a director, each have a consulting agreement with us as disclosed under “Item 11. Executive Compensation — Director Compensation.”
The Audit Committee is required to approve all related party transactions regardless of the dollar amount. In assessing a related party transaction, the Audit Committee considers such factors as it deems appropriate including without limitation (i) the benefits to us of the transaction; (ii) the commercial reasonableness of the terms of the related party transaction; (iii) the materiality of the related party transaction to us; (iv) the extent of the related party’s interest in the related party transaction; and (iv) the actual or apparent conflict of interest of the related party participating in the related party transaction.

Item 14.	Principal Accounting Fees and Services
In the years ended June 30, 2011 and June 30, 2010, PwC, and KPMG LLP, a U.S. based accounting firm and our prior audit firm, or KPMG, provided services in the following categories and amounts:

	June 30, 2011		June 30, 2010
Audit Fees	$455,000		$440,000
Other	—		28,842

Total	$455,000	(1)	$468,842	(1)

(1)	Includes $10,000 of audit fees for services rendered by KPMG for each of the years ended June 30, 2011 and 2010.
The Audit Committee’s policy is to pre-approve all audit and non-audit services provided by the independent registered public accountants. These services may include audit services, audit-related services, tax services and other services subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act which are approved by the Audit Committee prior to the completion of the audit. Alternatively, the engagement of the independent registered public accountants may be entered into pursuant to pre-approval policies and procedures established by the Audit Committee, provided that the policies and procedures are detailed as to the particular services and the Audit Committee is informed of each service. The Audit Committee may form and delegate authority to subcommittees consisting of one or more members when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such subcommittee to grant pre-approvals shall be presented to the full Audit Committee at its next scheduled meeting.

Item 15.	Exhibits and Financial Statement Schedules
1.	Financial Statements. Reference is made to the Index to Consolidated Financial Statements at Item 8 of this annual report on Form 10-K.
2.	Financial Statement Schedules. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes to the financial statements.
3.	Exhibits.

Number		Description of Exhibits

3.1		Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on January 31, 2007).

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

Number		Description of Exhibits

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

10.16	+	First Amendment to the Amended and Restated 2005 Incentive Plan (incorporated by reference to Annex B to the Company’s Proxy Statement on Schedule 14A filed on November 15, 2007).

10.17		Employment Agreement between the Company and Kevin Kelly dated October 16, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 12, 2008).

10.18		Letter Agreement between the Company and Kevin Kelly dated January 9, 2009 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 14, 2009).

10.19
Separation Agreement and Release between the Company and Timothy E. Vail dated effective March 31, 2009 (incorporated by reference herein to Exhibit 10.6 to the Company’s Current Report on Form 8-K dated April 2, 2009).

10.20
Separation Agreement and Release between the Company and David Eichinger dated effective March 31, 2009 (incorporated by reference herein to Exhibit 10.7 to the Company’s Current Report on Form 8-K dated April 2, 2009).

10.21		Form of Nonstatutory Stock Option Agreement (incorporated by reference herein to Exhibit 10.8 to the Company’s Current Report on Form 8-K dated April 2, 2009).

10.22
Form of Equity Joint Venture Contract between Yima Coal Industry (Group) Co., Ltd. and Synthesis Energy Investment Holdings, Inc. dated August 27, 2009 — English translation from original Chinese document. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 2, 2009).

10.23	**
Amended and Restated License Agreement by and between the Company and the Gas Technology Institute dated November 5, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 12, 2009).

10.24	+	Letter Agreement between the Company and Lorenzo Lamadrid dated August 15, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 17, 2010).

10.25
Share Purchase Agreement dated March 31, 2011 between Synthesis Energy Systems, Inc., China Energy Industry Holdings Group Co. Ltd. and Zhongjixuan Investment Management Company Ltd (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 31, 2011).

10.26		Consulting Agreement between the Company and Don Bunnell dated April 1, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 6, 2011).

10.27
Amended and Restated Employment Agreement between the Company and Robert W. Rigdon dated April 8, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 12, 2011).

Number		Description of Exhibits

10.28
Share Purchase Agreement dated June 9, 2011 between the Company and Zuari Industries Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 10, 2011).

10.29
Letter Agreement date August 16, 2011 between the Company, China Energy Industry Holding Group Co. Ltd and Zhongjixuan Investment Management Company Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 16, 2011).

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

SYNTHESIS ENERGY SYSTEMS, INC.
Date: September 27, 2011	By:	/s/ Robert Rigdon
Robert Rigdon, President
and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity In Which Signed	Date

/s/ Robert Rigdon Robert Rigdon	President and Chief Executive Officer and Director (Principal Executive Officer)	September 27, 2011

/s/ Kevin Kelly Kevin Kelly	Chief Accounting Officer, Controller and Secretary (Principal Financial and Accounting Officer)	September 27, 2011

/s/ Donald Bunnell Donald Bunnell	Director	September 27, 2011

/s/ Lorenzo Lamadrid Lorenzo Lamadrid	Director	September 27, 2011

/s/ Michael Storey Michael Storey	Director	September 27, 2011

/s/ Denis Slavich Denis Slavich	Director	September 27, 2011

/s/ Harry Rubin Harry Rubin	Director	September 27, 2011

/s/ Ziwang Xu Ziwang Xu	Director	September 27, 2011