Form 10-Q
period 2011-09-30
SYNTHESIS ENERGY SYSTEMS INC
filed 2011-11-10
CIK 1375063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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
Yes ☐ No ☑
As of November 8, 2011 there were 50,860,845 shares of the registrant’s common stock, par value $.01 per share, outstanding.

Page

PART 1. Financial Information

Item 1. Financial Statements	3

Consolidated Balance Sheets as of September 30, 2011 and June 30, 2011 (unaudited)	3

Consolidated Statements of Operations for the Three Months Ended September 30, 2011 and 2010 (unaudited)	4

Consolidated Statements of Operations for the Three Months Ended September 30, 2011 and 2010 and the period from November 4, 2003 (inception) to September 30, 2011 (unaudited)	4

Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2011 and 2010 and the period from November 4, 2003 (inception) to September 30, 2011 (unaudited)	5

Consolidated Statements of Equity for the period from November 4, 2003 (inception) to September 30, 2011 (unaudited)	6

Notes to the Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3. Quantitative and Qualitative Disclosure about Market Risk	33

Item 4. Controls and Procedures	34

PART II. Other Information

Item 1. Legal Proceedings	34

Item 1A. Risk Factors	35

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3. Defaults Upon Senior Securities	35

Item 4. [Removed and Reserved.]	35

Item 5. Other Information	35

Item 6. Exhibits	36

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I

Item 1.	Financial Statements
SYNTHESIS ENERGY SYSTEMS, INC.
(A Development Stage Enterprise)
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	September 30,	June 30,
	2011	2011
ASSETS
Current assets:
Cash and cash equivalents	$27,675	$32,176
Accounts receivable	2,253	2,574
Prepaid expenses and other currents assets	1,258	1,382
Inventory	1,036	913

Total current assets	32,222	37,045

Property, plant and equipment, net	34,828	35,183
Intangible asset, net	1,190	1,226
Investment in Yima joint ventures	33,897	33,520
Other long-term assets	3,560	3,000

Total assets	$105,697	$109,974

LIABILITIES AND EQUITY
Current liabilities:
Accrued expenses and accounts payable	$6,680	$6,113
Current portion of long-term bank loan	2,423	2,380

Total current liabilities	9,103	8,493
Long-term bank loan	3,572	4,697

Total liabilities	12,675	13,190
Equity:
Common stock, $0.01 par value: 200,000 shares authorized: 50,861 and 50,850 shares issued and outstanding, respectively	509	509
Additional paid-in capital	205,131	205,055
Deficit accumulated during development stage	(116,452)	(111,912)
Accumulated other comprehensive income	4,622	3,848

Total stockholders’ equity	93,810	97,500
Noncontrolling interests in subsidiaries	(788)	(716)

Total equity	93,022	96,784

Total liabilities and equity	$105,697	$109,974

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.
(A Development Stage Enterprise)
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

			November 4, 2003
	Three Months Ended		(inception) to
	September 30,		September 30,
	2011	2010	2011

Revenue:
Product sales and other — related parties	$2,102	$1,417	$21,491
Technology licensing and related services	307	205	2,285
Other	86	—	607

Total revenue	2,495	1,622	24,383

Costs and Expenses:
Costs of sales and plant operating expenses	3,204	1,307	30,788
General and administrative expenses	2,958	3,186	65,101
Project and technical development expenses	67	85	11,349
Asset impairment losses	—	—	9,075
Stock-based compensation expense	67	227	21,061
Depreciation and amortization	640	680	10,271

Total costs and expenses	6,936	5,485	147,645

Operating loss	(4,441)	(3,863)	(123,262)

Non-operating (income) expense:
Equity in losses of joint ventures	432	54	835
Foreign currency gain	(414)	(255)	(2,219)
Interest income	(37)	(39)	(3,085)
Interest expense	184	146	2,901

Net loss	(4,606)	(3,769)	(121,694)

Less: net loss attributable to noncontrolling interests	66	27	5,242

Net loss attributable to stockholders	$(4,540)	$(3,742)	$(116,452)

Net loss per share:
Basic and diluted	$(0.09)	$(0.08)

Weighted average common shares outstanding:
Basic and diluted	50,858	48,352

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.
(A Development Stage Enterprise)
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

			November 4, 2003
	Three Months Ended		(inception) to
	September 30,		September 30,
	2011	2010	2011

Cash flows from operating activites:
Net loss	$(4,606)	$(3,769)	$(121,694)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	67	227	21,061
Depreciation of property, plant and equipment	585	625	9,149
Amortization of intangible and other assets	55	55	1,122
Equity in losses of joint ventures	432	54	835
Foreign currency gains	(414)	(255)	(2,219)
Loss (gain) on disposal of property, plant and equipment	(12)	—	141
Asset impairment losses	—	—	9,075
Changes in operating assets and liabilities:
Accounts receivable	380	407	(2,065)
Prepaid expenses and other current assets	146	133	(540)
Inventory	(107)	(93)	(965)
Other long-term assets	(113)	128	(753)
Accrued expenses and payables	479	(1,301)	1,045

Net cash used in operating activities	(3,108)	(3,789)	(85,808)

Cash flows from investing activities:
Capital expenditures	(19)	(32)	(38,049)
Equity investment in joint ventures	(156)	—	(30,944)
Purchase of marketable securities	—	—	(45,000)
Redemption of marketable securities	—	—	45,000
GTI license royalty — Yima joint ventures	—	—	(1,500)
ExxonMobil license royalty	—	—	(1,250)
Proceeds from sale of fixed assets	—	—	7
Restricted cash — redemptions of certificates of deposit	—	—	(50)
Amendment to GTI license rights	—	—	(500)
Purchase of land use rights	—	—	(1,896)
Receipt of Chinese governmental grant	—	—	556
Project prepayments	—	—	(3,210)

Net cash used in investing activities	(175)	(32)	(76,836)

Cash flows from financing activities:
Payments on long-term bank loan	(1,212)	(1,149)	(8,084)
Proceeds from long-term bank loan	—	—	12,081
Proceeds from exercise of stock options, net	(14)	47	937
Proceeds from issuance of common stock, net	—	—	179,969
Prepaid interest	—	—	(276)
Financing costs	—	—	(143)
Contributions from noncontrolling interest partners	—	—	4,456
Loans from shareholders	—	—	11

Net cash provided by (used in) financing activities	(1,226)	(1,102)	188,951

Net increase (decrease) in cash	(4,509)	(4,923)	26,307
Cash and cash equivalents, beginning of period	32,176	42,573	—
Effect of exchange rates on cash	8	4	1,368

Cash and cash equivalents, end of period	$27,675	$37,654	$27,675

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.
(A Development Stage Enterprise)
Consolidated Statement of Equity
(In thousands)
(Unaudited)

				Deficit
				Accumulated	Accumulated
	Common Stock			During the	Other	Non-
		Common	Additional	Development	Comprehensive	controlling
	Shares	Stock	Paid-in Capital	Stage	Income	Interest	Total

Balance at November 4, 2003 (inception)	100,000	$—	$—	$—	$—	$—	$—
Net loss for the period November 4, 2003 to June 30, 2004	—	—	—	—	—	—	—

Balance at June 30, 2004	100,000	—	—	—	—	—	—

Shares Forfeited in Merger	(94,000)	—	—	—	—	—	—
Shares Issued in Merger	21,000	—	—	—	—	—	—
Net loss	—	—	—	(358)	—	—	(358)
Investor contributions	—	264	236	—	—	—	500
Conversion of debt to equity	—	6	5	—	—	—	11
Net proceeds from private placement offering	1,030	10	2,474	—	—	—	2,484

Balance at June 30, 2005	28,030	280	2,715	(358)	—	—	2,637

Net loss	—	—	—	(5,183)	—	—	(5,183)
Net proceeds from private placement offering	970	10	2,378	—	—	—	2,388
Stock-based compensation	—	—	3,043	—	—	—	3,043
Adjustment related to return of shares	(4,353)	(44)	44	—	—	—	—

Balance at June 30, 2006	24,647	246	8,180	(5,541)	—	—	2,885

Net loss	—	—	—	(13,142)	—	(37)	(13,179)
Currency translation adjustment	—	—	—	—	175	—	175

Comprehensive loss	—	—	—	—	—	—	(13,004)
Contributions from noncontrolling interest partners	—	—	—	—	—	492	492
Net proceeds from private placement offering	3,346	34	16,126	—	—	—	16,160
Stock-based compensation	—	—	6,608	—	—	—	6,608
Shares issued for amended GTI license	191	2	1,374	—	—	—	1,376
Shares issued upon option exercise by Union Charter Financial	2,000	20	4,980	—	—	—	5,000
Stock grants to employees	4	—	33	—	—	—	33

Balance at June 30, 2007	30,188	302	37,301	(18,683)	175	455	19,550

Net loss	—	—	—	(27,442)	—	(610)	(28,052)
Currency translation adjustment	—	—	—	—	1,390	—	1,390

Comprehensive loss	—	—	—	—	—	—	(26,662)
Contributions from noncontrolling interest partners	—	—	—	—	—	3,124	3,124
Stock-based compensation	—	—	6,010	—	—	—	6,010
Exercise of stock options	92	1	564	—	—	—	565
Shares issued for GTI reservation use fee	278	3	2,497	—	—	—	2,500
Shares issued in public offerings	17,451	174	148,226	—	—	—	148,400
Stock grants to employees	2	—	19	—	—	—	19

Balance at June 30, 2008	48,011	480	194,617	(46,125)	1,565	2,969	153,506

Net loss	—	—	—	(28,576)	—	(703)	(29,279)
Currency translation adjustment	—	—	—	—	33	11	44

Comprehensive loss	—	—	—	—	—	—	(29,235)
Public offering costs	—	—	(107)	—	—	—	(107)
Stock-based compensation	—	—	1,869	—	—	—	1,869
Exercise of stock options	107	1	62	—	—	—	63

Balance at June 30, 2009	48,118	481	196,441	(74,701)	1,598	2,277	126,096

Net loss	—	—	—	(21,748)	—	(3,667)	(25,415)
Currency translation adjustment	—	—	—	—	237	1	238

Comprehensive loss	—	—	—	—	—	—	(25,177)
Contributions from noncontrolling interest partners	—	—	—	—	—	839	839
Stock-based compensation	—	—	2,179	—	—	—	2,179
Exercise of stock options	219	2	100	—	—	—	102

Balance at June 30, 2010	48,337	483	198,720	(96,449)	1,835	(550)	104,039

Net loss	—	—	—	(15,463)	—	(157)	(15,620)
Currency translation adjustment	—	—	—	—	2,013	(9)	2,004

Comprehensive loss	—	—	—	—	—	—	(13,616)
Stock-based compensation	—	—	1,203	—	—	—	1,203
Exercise of stock options	291	4	166	—	—	—	170
Net proceeds from issuance of common stock	2,222	22	4,966	—	—	—	4,988

Balance at June 30, 2011	50,850	$509	$205,055	$(111,912)	$3,848	$(716)	$96,784

Net loss	—	—	—	(4,540)	—	(66)	(4,606)
Currency translation adjustment	—	—	—	—	774	(6)	768

Comprehensive loss	—	—	—	—	—	—	(3,838)
Stock-based compensation	—	—	67	—	—	—	67
Exercise of stock options	11	—	9	—	—	—	9

Balance at September 30, 2011	50,861	$509	$205,131	$(116,452)	$4,622	$(788)	$93,022

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
(b) Basis of presentation and principles of consolidation
The consolidated financial statements for the periods presented are unaudited and reflect all adjustments, consisting of normal recurring items, which management considers necessary for a fair statement. Operating results for the three months ended September 30, 2011 are not necessarily indicative of results to be expected for the fiscal year ending June 30, 2012.
The consolidated financial statements are in U.S. dollars. Noncontrolling interests in consolidated subsidiaries in the consolidated balance sheets represents minority stockholders’ proportionate share of the equity in such subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto reported in the Company’s Annual Report on Form 10-K for the year ended June 30, 2011. Significant accounting policies that are new or updated from those presented in the Company’s Annual Report on Form 10-K for the year ended June 30, 2011 are included below. The consolidated financial statements have been prepared in accordance with the rules of the United States Securities and Exchange Commission (“SEC”) for interim financial statements and do not include all annual disclosures required by generally accepted accounting principles in the United States.
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

The following tables provide additional information on the ZZ Joint Venture’s assets and liabilities as of September 30, 2011 and June 30, 2011 which are consolidated within the Company’s consolidated balance sheets (in thousands):

	September 30, 2011
		ZZ Joint Venture
	Consolidated	(1)	% (2)

Current assets	$32,222	$3,681	11%
Long-term assets	73,475	37,264	51%

Total assets	$105,697	$40,945	39%

Current liabilities	$9,103	$3,526	39%
Long-term liabilities	3,572	3,572	100%
Equity	93,022	33,847	36%

Total liabilities and equity	$105,697	$40,945	39%

	June 30, 2011
		ZZ Joint Venture
	Consolidated	(1)	% (2)

Current assets	$37,045	$3,767	10%
Long-term assets	72,929	36,936	51%

Total assets	$109,974	$40,703	37%

Current liabilities	$8,493	$3,486	41%
Long-term liabilities	4,697	4,697	100%
Equity	96,784	32,520	34%

Total liabilities and equity	$109,974	$40,703	37%

(1)	Amounts reflect information for ZZ Joint Venture and exclude intercompany items.

(2)	ZZ Joint Venture’s percentage of the amount on the Company’s consolidated balance sheets.
The Company has determined that the Yima Joint Ventures are VIEs and that Yima, the joint venture partner, is the primary beneficiary since Yima has a 75% ownership interest in the Yima Joint Ventures and has the power to direct the activities of the VIE that most significantly influence the VIE’s performance.
The Company has determined that the GC Joint Venture is a VIE and has determined that it is the primary beneficiary since the Company has a 51% ownership interest in the GC Joint Venture and since there are no qualitative factors that would preclude the Company from being deemed the primary beneficiary. The Company consolidates the GC Joint Venture in its consolidated financial statements; however, as of September 30, 2011 and June 30, 2011, there were no significant assets or liabilities within the GC Joint Venture.
The Company has determined that SES Resource Solutions, Ltd. (“SRS”) that was formed in June 2011 is a VIE and that neither the Company nor Midas Resources AG control SRS since each have a 50% ownership interest in SRS and the control, risks and benefits of SRS are shared equally. SRS had no assets or liabilities as of September 30, 2011 or June 30, 2011.

(d) Revenue Recognition
Revenue from sales of products, which includes the capacity fee and energy fee earned by the ZZ Joint Venture, and byproducts are recognized when the following elements are satisfied: (i) there are no uncertainties regarding customer acceptance; (ii) there is persuasive evidence that an agreement exists; (iii) delivery has occurred; (iv) the sales price is fixed or determinable; and (v) collectability is reasonably assured.
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
The Company’s financial assets and liabilities are classified based on the lowest level of input that is significant for the fair value measurement. The following table summarizes the valuation of the Company’s financial assets and liabilities by pricing levels, as of September 30, 2011 and June 30, 2010 (in thousands):

	September 30, 2011
	Level 1	Level 2		Level 3	Total
Assets:
Certificates of Deposit	$—	$50	(1)	$—	$50
Money Market Funds	—	26,408	(2)	—	26,408

	June 30, 2011
	Level 1	Level 2		Level 3	Total
Assets:
Certificates of Deposit	$—	$50	(1)	$—	$50
Money Market Funds	—	29,372	(2)	—	29,372

(1)	Amount included in other current assets on the Company’s consolidated balance sheets.

(2)	Amount included in cash and cash equivalents on the Company’s consolidated balance sheets.

(f)	Comprehensive income (loss)
The Company’s comprehensive income (loss) was as follows (in thousands):

	Three Months Ended
	September 30,
	2011	2010
Net loss, as reported	$(4,606)	$(3,769)
Unrealized foreign currency translation adjustment	768	555

Comprehensive loss	(3,838)	(3,214)
Less comprehensive loss attributable to noncontrolling interests	72	28

Comprehensive loss attributable to the Company	$(3,766)	$(3,186)

Note 2 — Recently Issued Accounting Standards
In June 2011, the FASB issued new guidance on the presentation of comprehensive income. The new guidance allows an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders equity. This new guidance is effective for fiscal years beginning after December 15, 2011. The Company plans to adopt these requirements effective July 1, 2012.
Note 3 — Current Projects
Zao Zhuang Joint Venture
Joint Venture Agreement
On July 6, 2006, the Company entered into a cooperative joint venture contract with Shandong Hai Hua Coal & Chemical Company Ltd. (“Hai Hua”), which established Synthesis Energy Systems (Zao Zhuang) New Gas Company Ltd. (the “ZZ Joint Venture”), a joint venture company that has the primary purposes of (i) developing, constructing and operating a syngas production plant utilizing the U-GAS® technology in Zao Zhuang City, Shandong Province, China and (ii) producing and selling syngas and the various byproducts of the plant, including ash and elemental sulphur. The Company owns 96.1% of the ZZ Joint Venture and Hai Hua owns the remaining 3.9%. The Company consolidates the results of the ZZ Joint Venture in its consolidated financial statements.
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
Since May 2011, Hai Hua has not paid the capacity fees owed to the ZZ Joint Venture. The unpaid amount totaled approximately $1.5 million as of September 30, 2011. The plant has continued to operate and provide syngas to Hai Hua, and Hai Hua has paid other contractual obligations such as the energy fees and by-product sales due under the contract. The Company is continuing to work with Hai Hua on alternatives to resolve this issue. The Company did not recognize these capacity fee revenues and will not recognize any capacity fees until collection is reasonably assured.

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
To date, Hai Hua has been unable to offtake the volume of syngas originally expected for the original plant design and the plant has incurred operating losses. The Company does not foresee this situation changing significantly in the near term. Because of this the ZZ Joint Venture is working on various arrangements to increase the syngas offtake volume. Such arrangements involve a combination of technical improvement to Hai Hua’s methanol unit, as well as restructuring the current business arrangement to create an integrated syngas to methanol operation. In addition, the ZZ Joint Venture is working on an agreement to sell additional syngas to Zao Zhuang Mining Group for their glycol plant which is under development near the ZZ Joint Venture plant. The Company is also evaluating alternative products and partnership structures for a possible expansion of the ZZ Joint Venture plant. The scope of the expansion is still under evaluation. The Company is in discussions with several potential partners on this expansion.
Due to the business climate, the recessionary trends that have significantly affected commodity prices including methanol, and the ZZ Joint Venture plant’s operating losses to-date, the Company believed an impairment assessment of the plant’s assets was warranted. As of September 30, 2011, the Company performed an analysis of this project and has determined that these assets were not impaired based upon management’s estimated cash flow projections for the project. If the Company is not successful in improving the ZZ Joint Venture’s profitability, or if management’s estimated cash flow projections for these assets decrease, or if Hai Hua continues to not make its required payments, the plant’s assets could become impaired.
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
•
Interest is adjusted annually based upon the standard rate announced each year by the People’s Bank of China, and as of September 30, 2011, the applicable interest rate was 6.6% and is payable monthly;

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

As of September 30, 2011, the ZZ Joint Venture was in compliance with all covenants and obligations under the Fixed Asset Loan Contract.
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
During the three months ended September 30, 2010, Yima expressed their intent to convert the existing project from methanol production to glycol production. Yima has communicated their belief that the prospect for strong economic performance of the plant can be improved by modifying the backend of the project to make glycol. In addition, Yima has acquired a nearby coal to methanol facility and is looking to diversify and sees glycol as a potentially more profitable alternative. The Company has indicated to Yima that it would be willing to support this scope change if both parties can agree upon appropriate modifications to the joint venture contracts that can improve the Company’s overall risk and return without requiring any additional capital investment from the Company. Yima’s project management team believes that the project’s syngas production facilities will be available during the third quarter of calendar 2012. The schedule for glycol production is currently awaiting government approvals.
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
The Company’s equity in losses of the Yima Joint Ventures for the three months ended September 30, 2011 and 2010 were approximately $0.2 million and $54,000, respectively. The following table presents summarized unconsolidated financial information for the Yima Joint Ventures (in thousands):

	Three Months Ended
	September 30,
	2011	2010
Income statement data:

Revenue	$—	$—
Operating loss	(993)	(272)
Net loss	(839)	(216)

	September 30,	June 30,
	2011	2011
Balance sheet data:

Current assets	$50,796	$64,120
Noncurrent assets	99,327	75,096
Current liabilities	6,937	10,916
Noncurrent liabilities	13,376	—
SES Resource Solutions
SES Resource Solutions (“SRS”) is a joint venture owned 50% by us and 50% by Midas Resources AG (“Midas”), that was formed in June 2011 to provide additional avenues of commercialization for the Company’s U-GAS® technology. Key objectives of the joint venture are to identify and procure low cost, low rank coal resources for which the Company’s technology and the SRS’ know-how represent the best route to commercialization; to provide investment opportunities in both gasification facilities and coal resources; and to facilitate the establishment of gasification projects globally based on the Company’s technology. Terms of the SRS joint venture agreement include:
•	SRS has the exclusive right to promote our gasification technology for the purpose of securing low-cost coal resources in projects worldwide that have been approved by the board of directors of SRS;
•	Midas provides expertise to originate and execute the above projects;
•	the Company provides SRS with technology licenses and engineering development support for use in developing the joint integrated coal resource projects; and
•	SRS being managed by a four person board of directors, two of which are appointed by the Company and two of which are appointed by Midas.
•
the Company has agreed to provide up to $2.0 million in funding to SRS, although it has the ability to discontinue funding at any point in time. As of September 30, 2011, the Company had funded approximately $0.4 million to SRS.

•	revenue and profits are equally divided between the joint venture partners.

The Company’s investment in SRS is accounted for using the equity method. The Company’s equity in losses of SRS for the three months ended September 30, 2011 was approximately $0.2 million. SRS has no assets or liabilities as amounts are funded by the Company as costs are incurred. The following table presents summarized unconsolidated income statement data for SRS (in thousands):

	Three Months Ended
	September 30,
	2011	2010
Income statement data:

Revenue	$—	$—
Operating loss	(449)	—
Net loss	(449)	—
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
Note 5 — Stock-Based Compensation
As of September 30, 2011, the Company had outstanding stock option and restricted stock awards granted under the Company’s Amended and Restated 2005 Incentive Plan, as amended (the “Plan”), exercisable for 5,049,068 shares of common stock. As of September 30, 2011, 415,620 shares were authorized for future issuance pursuant to the Plan and approximately $1.2 million of expense with respect to non-vested stock-based awards had yet to be recognized.
Stock option activity during the three months ended September 30, 2011 was as follows:

Shares of Common
Stock Underlying
Stock Options

Outstanding at June 30, 2011	6,563,344
Granted	315,000
Exercised	(10,625)
Forfeited	(40,250)

Outstanding at September 30, 2011	6,827,469

Exercisable at September 30, 2011	5,049,068

The fair values for the stock options granted during the three months ended September 30, 2011 were estimated at the date of grant using a Black-Scholes-Morton option-pricing model with the following weighted-average assumptions.

Risk-free rate of return	1.36%
Expected life of award	6.25 years
Expected dividend yield	0.00%
Expected volatility of stock	107%
Weighted-average grant date fair value	$1.36
Note 6 — Net Loss Per Share
Historical net loss per share of common stock is computed using the weighted average number of shares of common stock outstanding. Basic loss per share excludes dilution and is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Stock options are the only potential dilutive share equivalents the Company has outstanding for the periods presented. For the three months ended September 30, 2011 and 2010 and the period from November 4, 2003 (inception) to September 30, 2011, options to purchase common stock were excluded from the computation of diluted earnings per share as their effect would have been antidilutive as the Company incurred net losses during those periods.

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
The Company will limit the development of any further projects until worldwide capital and debt markets improve and it has assurances that acceptable financing is available to complete such projects. In addition, as of September 30, 2011, Hai Hua is the Company’s only customer for syngas sales and as such, it is exposed to significant customer credit risk due to this concentration. In addition, as described under Note 3, Hai Hua has not made the capacity fee payments to the ZZ Joint Venture since April 2011. The unpaid amount totals approximately $1.5 million as of September 30, 2011. Although the Company is continuing to work with Hai Hua on alternatives to resolve the issue, there can be no assurances that the Company will collect these amounts. The Company’s revenue and results of operations would be adversely affected if Hai Hua continues to not pay the capacity fee or if it is unable to retain Hai Hua as a customer or secure new customers. The Company may need to shut down the ZZ Joint Venture plant for a period of time until it is able to either find an alternative purchaser of its production or a different use for the plant. There have also been recent announcements of a constricting credit market in China. Even if the Company does obtain the necessary capital for its projects, the Company could face other delays in its projects due to additional approval requirements or due to unanticipated issues in the commissioning of such a project. These factors could lead to, among other things, the impairment of the Company’s significant assets, including its assets in the ZZ Joint Venture and its investment in the Yima Joint Ventures, and an inability to develop any further projects.
The Company expects to continue for a period of time to have negative operating cash flows until it can generate sufficient revenues from its licensing and related service projects, as well as from the ZZ Joint Venture, the Yima Joint Ventures and other projects which are under development, to cover its general and administrative expenses and other operating costs. In addition, if the Company is not able to complete the ZJX/China Energy transaction, it will need to aggressively pursue additional partners in China and may need to reduce its operating expenses. The Company will also limit the development of any further projects until it has assurances that acceptable financing is available to complete the project. Despite this, the Company will continue to pursue the development of selective projects with strong and credible partners or off-takers where the Company believes equity and debt can be raised or where the Company believes it can attract a financial partner to participate in the project.
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
Note 8 — Litigation
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

In September 2008, the Company was named as one of a number of defendants in a lawsuit filed in the U.S. District Court for the Central District of California, Southern Division, by Igor Olenicoff, one of its former stockholders, and a company he controls. Also named were Timothy E. Vail (our former CEO and one of the Company’s directors), David Eichinger (the Company’s former CFO), and another one of the Company’s former directors (collectively, the Company, Mr. Vail, Mr. Eichinger and the director are referred to as the “SES Defendants”), as well as UBS AG, Union Charter Ltd., and other persons who allegedly managed Mr. Olenicoff’s investments outside the U.S. The SES Defendants have been named in this lawsuit based primarily upon allegations that one of our former stockholders, Teflomi Trade & Trust, Inc., was a shell company formed for the purposes of holding Mr. Olenicoff’s assets overseas, and that the SES Defendants allegedly had knowledge of this arrangement. The claims initially asserted against the SES Defendants included, among others, securities fraud in violation of Rule 10b-5 under the Securities Act and the California state law equivalent, violations of the Racketeer Influenced and Corrupt Organizations Act, or RICO, common law fraud and negligent misrepresentation, breach of fiduciary duty, conspiracy and unfair business practices. On the SES Defendants’ motion, on July 31, 2009, the court issued an order dismissing the securities fraud claims as to each of the SES Defendants and the common law fraud, negligent misrepresentation claim and breach of fiduciary duty claims as to us, Mr. Vail and Mr. Eichinger. The court determined that certain other claims, including RICO, conspiracy and unfair business practices, were sufficiently pled and could proceed at this stage. Plaintiffs were given leave to amend and, on August 24, 2009, filed an amended complaint attempting to replead their securities fraud claims, and alleged a new claim for violation of the Uniform Commercial Code (the “UCC”). In response, on September 23, 2009, the SES Defendants filed a motion to dismiss the securities fraud and UCC claims. The court heard oral argument on the SES Defendants’ motion to dismiss, and on various other defendants’ motions to dismiss, on November 9, 2009. On March 16, 2010, the court issued an order on the pending motions to dismiss, dismissing the securities fraud and UCC claims as to each of the SES Defendants. Thus, the claims that remain as to the SES Defendants collectively include violations of RICO, RICO conspiracy, unfair business practices, conversion and civil conspiracy; the claims that remain as to the individually named director include fraudulent misrepresentation, constructive fraud, negligent misrepresentation and breach of fiduciary duty. The SES Defendants filed their answer to these claims on April 22, 2010. The parties are currently engaged in discovery related to those claims the court has allowed to remain in the case. Additionally, on August 15, 2011, the SES Defendants filed a motion for summary judgment or, in the alternative, summary adjudication as to each of the claims remaining against them, collectively, and the individually named director, separately. On October 18, 2011, the court issued an order denying this motion. The court also recently continued the trial date to May 8, 2012. The SES Defendants believe the claims alleged against them to be without merit and intend to continue to vigorously defend all claims which proceed to trial.
Governmental and Environmental Regulation
The Company’s operations are subject to stringent federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Numerous governmental agencies, such as the U.S. Environmental Protection Agency (the “EPA”), and various Chinese authorities, issue regulations to implement and enforce such laws, which often require difficult and costly compliance measures that carry substantial administrative, civil and criminal penalties or may result in injunctive relief for failure to comply. These laws and regulations may require the acquisition of a permit before operations at a facility commence, restrict the types, quantities and concentrations of various substances that can be released into the environment in connection with such activities, limit or prohibit construction activities on certain lands lying within wilderness, wetlands, ecologically sensitive and other protected areas, and impose substantial liabilities for pollution resulting from our operations. The Company believes that it is in substantial compliance with current applicable environmental laws and regulations and it has not experienced any material adverse effect from compliance with these environmental requirements.
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
Other
Closing of the transaction with China Energy and ZJX is subject to approval by the Company’s stockholders and other customary closing conditions. In addition, ZJX notified the Company in August of its intent to complete its investment in partnership with Yima. ZJX has been working with Yima in order to complete Yima’s investment into China Energy. Once Yima completes its due diligence of the Company, documentation will be sent to the relevant Chinese authorities to obtain the necessary approvals so that Yima can proceed with its investment in China Energy and all parties can then move to closing the transactions contemplated by the Agreement.
The estimated fair value resulting from China Energy’s contingent right to receive the Milestone Shares will be reported as a liability on its consolidated balance sheet at closing of the transaction. This liability will be adjusted prospectively to reflect the change in the estimated fair value of the contingent right. Changes in the liability will be recorded in earnings of the respective period. The financial statement reporting of this liability is expected to have a material impact on the Company’s consolidated financial position and potentially have a material impact on its consolidated results of operations depending on the outcome of future valuations of the contingent right.

In the event that the Milestone Shares are issued, all of the Company’s non-vested stock-based awards would become fully vested and immediately exercisable under the terms of the Plan.
Note 10 — Segment Information
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
The following table presents the revenue, operating loss and total assets by segment (in thousands):

	Three Months Ended
	September 30,
	2011	2010
Revenue:
ZZ Joint Venture plant	$2,096	$1,417
Technology licensing and related services	307	205
Corporate & other	92	—

Total revenue	$2,495	$1,622

Operating loss:
ZZ Joint Venture plant	$(1,712)	$(414)
Technology licensing and related services	(272)	(568)
Corporate & other	(2,457)	(2,881)

Total operating loss	$(4,441)	$(3,863)

	September 30,	June 30,
	2011	2011
Assets:
ZZ Joint Venture plant	$40,945	$40,703
Technology licensing and related services	1,159	1,196
Corporate & other	63,593	68,075

Total assets	$105,697	$109,974

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this quarterly report. Some of the information contained in this discussion and analysis or set forth elsewhere in this quarterly report, including information with respect to our plans and strategy for our business and related financing, include forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended June 30, 2011 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
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

•
Continue to develop and improve U-GAS® technology. We are continually seeking to improve overall plant availability, plant efficiency rates and fuel handling capabilities our U-GAS® gasification technology. We are continuing to work with our prospective customers to determine the suitability of their low rank coals for our U-GAS® technology through proprietary coal characterization testing as well as selective commercial scale testing in our ZZ Joint Venture plant. Additionally, we are growing our technology base through continued development of know-how with our engineering and technical staff, growing and protecting our trade secrets as a result of patenting improvements tested at our ZZ Joint Venture plant, and improvements resulting from integration of our technology with downstream processes. One example includes the development of our Fines Management System, or FMS, which we believe can maximize the utilization of low rank coal in our U-GAS®-based gasifiers, resulting in improved cost advantages. We have filed several patent applications relating to our improvements to the U-GAS® technology.

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

Results of Operations
We are in our development stage and therefore have had limited operations. We generated revenues of $2.5 million for the three months ended September 30, 2011 and $24.4 million since our inception in November 2003. We have sustained net losses of approximately $121.7 million since our inception. We have primarily financed our operations to date through private placements and two public offerings of our common stock.
Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010
Revenue. Total revenue increased 54% to $2.5 million for the three months ended September 30, 2011 from $1.6 million for the three months ended September 30, 2010.
Product sales were $2.1 million for the three months ended September 30, 2011 compared to $1.4 million for the three months ended September 30, 2010 and were derived from the sale of syngas and byproducts produced at the ZZ Joint Venture plant to Hai Hua. The increase in revenue was due to higher syngas production volume at the plant offset, in part, by no capacity fee revenue. For the three months ended September 30, 2011 and 2010, the plant operated for 91% and 31% of the period, respectively. In May 2011, Hai Hua notified the ZZ Joint Venture plant that it will not continue payment of capacity fees beyond April 2011. The unpaid amount totaled approximately $0.9 million for the three months ended September 30, 2011 and totaled approximately $1.5 million cumulatively as of September 30, 2011. The plant has continued to operate and provide syngas to Hai Hua, and Hai Hua has paid other contractual obligations such as the energy fees and by-product sales due under the contract. The Company is continuing to work with Hai Hua on alternatives to resolve this issue. The Company did not recognize these capacity fee revenues and will not recognize any capacity fees until collection is reasonably assured.
Technology licensing and related services revenues for the three months ended September 30, 2011 and 2010 were $307,000 and $205,000, respectively, and were generated from coal testing at the ZZ Joint Venture plant, feasibility studies and other technical services provided in association with our technology licensing business.
Costs of sales and plant operating expenses. Costs of sales and plant operating expenses increased by $1.9 million to $3.2 million for the three months ended September 30, 2011 compared to $1.3 million for the three months ended September 30, 2010 and were comprised principally of coal consumption and electricity cost at the ZZ Joint Venture plant. The increase was due primarily to the increase in syngas production and coal and power price increases during the three months ended September 30, 2011.
General and administrative expenses. General and administrative expenses decreased by $0.2 million to $3.0 million during the three months ended September 30, 2011 compared to $3.2 million during the three months ended September 30, 2010. The decrease was primarily due to a reduction in consulting and travel expenses.
Project and technical development expenses. Project and technical development expenses decreased by $18,000 to $67,000 for the three months ended September 30, 2011 compared to $85,000 for the three months ended September 30, 2010.
Stock-based compensation expense. Stock-based compensation expense decreased by $160,000 to $67,000 for the three months ended September 30, 2011 compared to $0.2 million for the three months ended September 30, 2010. The decrease was principally due to forfeitures of certain stock option awards.
Depreciation and amortization. Depreciation and amortization expense was $0.6 million for the three months ended September 30, 2011 compared to $0.7 million for the three months ended September 30, 2010 and was primarily related to depreciation of our ZZ Joint Venture plant’s assets.

Equity in losses of joint ventures. The equity in losses of joint ventures for the three months ended September 30, 2011 relates to our 25% share of the losses incurred by the Yima Joint Ventures and our 50% share of the losses incurred by the SRS joint venture. The losses of the Yima Joint Ventures related to non-capitalizable costs incurred during the design and construction phase. The losses of the SRS joint venture related to development costs including the value of Midas’ contributed services, consulting and travel expenses.
Foreign currency gain. Foreign currency gains increased $0.1 million to $0.4 million for the three months ended September 30, 2011 compared to $0.3 million for the three months ended September 30, 2010. The foreign currency gains have resulted from the appreciation of the Renminbi Yuan relative to the U.S. dollar and are generated on U.S. dollar denominated shareholder loans payable by our Chinese operations.
Interest expense. Interest expense was $0.2 million for both of the three-month periods ended September 30, 2011 and 2010. Our interest expense relates primarily to our long term debt comprised of the ZZ Joint Venture’s outstanding principal balance on its loan with the Industrial and Commercial Bank of China, or ICBC.
Liquidity and Capital Resources
We are in our development stage and have financed our operations to date through private placements of our common stock in 2005 and 2006 and two public offerings, one in November 2007 and one in June 2008. We have used the proceeds of these offerings primarily for the development of and investments in our joint ventures in China and to pay other development and general and administrative expenses. In addition, we entered into a loan agreement with ICBC in 2007 to fund a portion of the ZZ Joint Venture plant’s construction.
As of September 30, 2011, we had approximately $27.7 million in cash and cash equivalents and approximately $23.1 million of working capital available to us. During the three months ended September 30, 2011, we used approximately $3.1 million in operating activities, $0.2 million in investing activities, and $1.2 million in financing activities primarily for the scheduled semi-annual principal payment on the ZZ Joint Venture’s loan with ICBC. During the three months ended September 30, 2010, we used approximately $3.8 million in operating activities, $32,000 in investing activities, and $1.1 million in financing activities primarily for the scheduled semi-annual principal payment on the ZZ Joint Venture’s loan.
Share Purchase Agreement with ZJX
On March 31, 2011, we entered into a Share Purchase Agreement, or the Agreement, with China Energy Industry Holdings Group Co, Ltd., or China Energy, and Zhongjixuan Investment Management Company Ltd., or ZJX, pursuant to which we will issue on the closing date to China Energy 37,254,475 shares of our common stock, in exchange for approximately $83.8 million, or the Consideration. Within 20 business days after the accomplishment of the Milestone (as defined below), we shall further issue directly to China Energy an amount of shares of common stock which, when combined with the shares issued on the closing date, equals 60.0% of the outstanding common stock on a fully-diluted basis. In August 2011, we agreed to extend the closing period of the Agreement through December 31, 2011. The terms and conditions of the Agreement are summarized in Note 9 to the consolidated financial statements included herein.
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
Closing of the transaction with China Energy and ZJX is subject to approval by our stockholders and other customary closing conditions. In addition, ZJX notified us in August of its intent to complete its investment in partnership with Yima. ZJX has been working with Yima in order to complete Yima’s investment into China Energy. Once Yima completes its due diligence of us, documentation will be sent to the relevant Chinese authorities to obtain the necessary approvals so that Yima can proceed with its investment in China Energy and all parties can then move to closing the transactions contemplated by the Agreement.
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
Since May 2011, Hai Hua has not paid the capacity fees owed to the ZZ Joint Venture. The unpaid amount totaled approximately $1.5 million as of September 30, 2011. The plant has continued to operate and provide syngas to Hai Hua, and Hai Hua has paid other contractual obligations such as the energy fees and by-product sales due under the contract. We are continuing to work with Hai Hua on alternatives to resolve this issue. We did not recognize these capacity fee revenues and we will not recognize any capacity fees until collection is reasonably assured.
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
To date, Hai Hua has been unable to offtake the volume of syngas originally expected for the original plant design and the plant has incurred operating losses. We do not foresee this situation changing significantly in the near term. Because of this, the ZZ Joint Venture is working on various arrangements to increase the syngas offtake volume. Such arrangements involve a combination of technical improvement to Hai Hua’s methanol unit, as well as restructuring the current business arrangement to create an integrated syngas to methanol operation. In addition, the ZZ Joint Venture is working on an agreement to sell additional syngas to Zao Zhuang Mining Group for their glycol plant which is under development near the ZZ Joint Venture plant. We are also evaluating alternative products and partnership structures for a possible expansion of the ZZ Joint Venture plant. The scope of the expansion is still under evaluation. We are in discussions with several potential partners on this expansion.
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

During the three months ended September 30, 2010, Yima expressed their intent to convert the existing project from methanol production to glycol production. Yima has communicated their belief that the prospect for strong economic performance of the plant can be improved by modifying the backend of the project to make glycol. In addition, Yima has acquired a nearby coal to methanol facility and is looking to diversify and sees glycol as a potentially more profitable alternative. We have indicated to Yima that we would be willing to support this scope change if both parties can agree upon appropriate modifications to the joint venture contracts that can improve our overall risk and return without requiring any additional capital investment from us. Yima’s project management team believes that the project’s syngas production facilities will be available during the third quarter of calendar 2012. All major civil work and buildings have been completed and all long-lead items have been ordered and are in fabrication. We completed a major operator training program for the Yima Joint Venture’s operators at our ZZ Joint Venture plant and have completed important engineering design, operability and hazard reviews for the gasification portion of the plant. The schedule for glycol production is currently awaiting government approvals.
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
Terms of the SRS joint venture agreement include:
•
SRS having the exclusive right to promote our gasification technology for the purpose of securing low-cost coal resources in projects worldwide that have been approved by the board of directors of SRS;

•	Midas providing expertise to originate and execute the above projects;
•	Us providing SRS with technology licenses and engineering development support for use in developing the joint integrated coal resource projects; and
•	SRS being managed by a four person board of directors, two of which were appointed by us and two of which were appointed by Midas.

•
the Company has agreed to provide up to $2.0 million in funding to SRS, although it has the ability to discontinue funding at any point in time. As of September 30, 2011, the Company had funded approximately $0.4 million to SRS.

•	Revenue and profits are equally divided between the joint venture partners.
We and Midas intend to establish separate entities for specific projects to attract external funding for these entities and will derive revenue from licensing fees, service fees, equity participation and royalties.
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
We are pursuing possible U-GAS® licensing opportunities with third parties allowing us to build on our experience at the ZZ Joint Venture and our overall technological and engineering capabilities. We intend to place increased focus on development of licensing opportunities for our proprietary U-GAS® technology on a global basis with a particular focus on India, China, Australia and South Africa due to large low rank coal resources present in these areas. Having access to such resources may lead to new commercial opportunities and greater cost and operating efficiencies in existing or planned projects. For example, we have continued to work with Ambre Energy on developing a preliminary gasification design to support Ambre’s development of a planned coal-to-liquids project in Queensland, Australia, called ambreCTL. Ambre intends to integrate our technical study with its engineering work on the overall ambreCTL project. In addition, we are continuing to progress our relationship with Zuari Industries in India to develop projects with our technology.
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

We believe our transaction with ZJX and China Energy when closed will further our business and strategic interests. We believe the transaction will allow us to leverage ZJX’s existing relationships with major Chinese companies, agencies, and institutions to raise additional capital and develop, permit, and construct additional projects, and to provide support to resolve any issues with our Yima Joint Ventures and ZZ Joint Venture projects, as well as other projects in China we may become involved in. If approved by our stockholders, the transaction will provide an immediate and substantial increase in our cash resources providing flexibility for our China business and the means to execute on portions of our business plan. We believe that the strengthened balance sheet resulting from the transaction and the show of support by a significant investor and partner will have a positive impact on our technology licensing business and help facilitate new commercial opportunities. Additionally, ZJX is prepared to assist us in securing long-term offtake contracts with several of China’s largest energy and commodity companies further enhancing our ability to finance our projects. In advance of the closing of the transactions, we have been working with ZJX to pursue opportunities that are intended to define their strategic collaboration post-closing, with a focus on SNG producing projects. We and ZJX have recently signed a Project Investment and Cooperation Agreement for joint development of an SNG project in Inner Mongolia and have an expression of intent from a Chinese state owned enterprise for SNG off-take. ZJX has been continuing to work with Yima in order to complete Yima’s investment into China Energy. Once Yima completes its due diligence of us, documentation will be sent to the relevant Chinese authorities to obtain the necessary approvals so that Yima can proceed with its investment in China Energy and all parties can then move to closing the transactions contemplated by the Agreement.
We are actively pursuing new project partners to invest in our ongoing development efforts and are investigating possibly implementing a different project scope and end product for our Yima Joint Ventures and may possibly be expanding both the size and scope of our ZZ Joint Venture plant. Our Yima project is currently under construction and Yima is the project management leader for the project. During the three months ended September 30, 2010, Yima indicated their intent to convert the existing project from methanol production to glycol production. Yima has expressed their belief that the prospect for strong economic performance of the plant can be improved by modifying the backend of the project to make glycol. In addition, Yima has acquired a nearby coal to methanol facility and is looking to diversify and sees glycol as a potentially more profitable alternative. We have indicated to Yima that we would be willing to support this scope change if both parties can agree upon appropriate modifications to the joint venture contracts that can improve our overall risk and return without requiring any additional capital investment from us. Yima’s project management team believes that the project’s syngas production facilities will be available in the third quarter of calendar 2012. Although the schedule for glycol production is currently under evaluation, Yima is taking steps to connect the syngas production facility with their east and west coal chemical zones to provide an outlet for syngas sales prior to glycol production. We are continuing to have discussions with Yima to restructure the agreements as necessary to achieve these goals.
We are of the view that by improving financial performance and reducing operating costs at the ZZ Joint Venture plant our overall financial performance can be improved. To date, Hai Hua has been unable to offtake the volume of syngas originally expected for the original plant design and the plant has incurred operating losses. We do not foresee this situation changing significantly in the near term. Because of this, the ZZ Joint Venture is working on various arrangements to increase the syngas offtake volume. Such arrangements involve a combination of technical improvement to Hai Hua’s methanol unit, as well as restructuring the current business arrangement to create an integrated syngas to methanol operation. In addition, the ZZ Joint Venture is working on an agreement to sell additional syngas to Zao Zhuang Mining Group for their glycol plant which is under development near the ZZ Joint Venture plant. We are also evaluating alternative products and partnership structures for a possible expansion of the ZZ Joint Venture plant. The scope of the expansion is still under evaluation. We are in discussions with several potential partners on this expansion.
In addition, our successful commercial-scale demonstration at the ZZ Joint Venture plant using lignite coal from the Inner Mongolia region of China was a significant milestone for us and our U-GAS® technology as it demonstrated our ability to efficiently process lignite coal. As a result of the lignite demonstration, we have seen an increase in visits to our ZZ Joint Venture plant from potential customers and partners. We intend to continue to leverage our success to date at the ZZ Joint Venture in our ongoing business development efforts, including through further visits from senior executives of possible customers and partners, as well as government officials. Despite our work with Hai Hua on improving financial performance and reducing costs, Hai Hua has not made the capacity fee payments to the ZZ Joint Venture since April 2011 as described under “—Results of Operation.” The unpaid amount totals approximately $1.5 million as of September 30, 2011. Although we are continuing to work with Hai Hua on alternatives to resolve the issue, there can be no assurances that we will collect these amounts. Hai Hua’s continued failure to make capacity fee payments could lead us to shut down the ZZ Joint Venture plant for a period of time until we are able to either find an alternative purchaser of our production or a different use for the plant.

We believe that there is currently a shift in the coal gasification business toward the use of low quality, and therefore low cost, coals for coal-to-energy and chemicals projects and we believe that China is a good example of this new direction in coal gasification. In China, coal prices for high quality coals has risen dramatically over the past few years and these high coal prices have had a very negative impact on the margins of current coal gasification projects. In order to fuel its energy needs, China today is moving toward even larger coal based projects, which include several large scale coal-to-methane or SNG projects, as compared to previous coal-to-chemical projects. Due to current encouragement from the Chinese government, we believe there is potential in China for several of these projects, some of which currently are in various stages of planning. We believe many of these projects will be located in regions where very low cost lignite coals can be made available reducing production costs of SNG and enhancing the profitability of these kinds of projects. As we have determined with testing at our ZZ Joint Venture plant, our technology has the unique ability to efficiently process lignite and thus we believe it is very desirable for projects of the type the Chinese government appears to support. As evidence of this, we are in discussions regarding several projects in Inner Mongolia where the provincial government is making coal resources available to the project owners which adds protection for the project from future coal cost increases, as well as potentially increasing project revenues. In addition, we have been continuing to work with Midas in identifying other sources of low quality coals around the world, primarily in Asia, to develop additional projects for SRS utilizing our technology. In all of these types of projects, we believe that we have the opportunity to create more value from the U-GAS technology than licensing alone could bring us.
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
We can make no assurances that our business operations will develop and provide us with significant cash to continue operations. We may need to raise additional capital through equity and debt financing for any new projects that are developed, to support our existing projects and possible expansions, and to meet corporate general and administrative expenses. We cannot provide any assurance that any financing will be available to us in the future on acceptable terms or at all. Any such financing could be dilutive to our existing stockholders. If we cannot raise required funds on acceptable terms, we may not be able to, among other things, (i) maintain our general and administrative expenses at current levels; (ii) successfully develop our licensing and related service businesses; (iii) negotiate and enter into new gasification plant development contracts and licensing agreements; (iv) expand our operations; (v) hire and train new employees; or (vi) respond to competitive pressures or unanticipated capital requirements.
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

ZZ Joint Venture Plant Impairment Analysis
The ZZ Joint Venture plant has operated at limited capacity and is expected to continue operating at reduced capacity due to the depressed methanol market and limited off-take by Hai Hua. The reduced capacity at the ZZ Joint Venture plant has contributed to the plant’s operating losses. In addition to funding these operating losses, we are funding the debt service for the ZZ Joint Venture. We are in the process of implementing operational measures, pursuing additional customers and evaluating strategies to reduce the ZZ Joint Venture’s losses and improve its financial performance including the possible expansion of the plant to produce other products and sharing in methanol production with Hai Hua. If an expansion of the ZZ Joint Venture plant were to be developed, we would expect to contribute our interest in the ZZ Joint Venture to the project. If we are not successful in improving the ZZ Joint Venture’s profitability, or if management’s estimated cash flow projections for these assets decrease, or if Hai Hua does not make its required payments, the plant’s assets could become impaired. As of September 30, 2011, we have determined that these assets were not impaired.
Despite our work with Hai Hua on improving financial performance and reducing costs, Hai Hua has not made the capacity fee payments to the ZZ Joint Venture since April 2011 as described under “—Results of Operation.” The unpaid amount totals approximately $1.5 million as of September 30, 2011. Although we are continuing to work with Hai Hua on alternatives to resolve the issue, there can be no assurances that we will collect these amounts. Hai Hua’s failure to make capacity fee payments could lead us to shut down the ZZ Joint Venture plant for a period of time until we are able to either find an alternative purchaser of our production or a different use for the plant.
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
Recently Issued Accounting Standards
In June 2011, the FASB issued new guidance on the presentation of comprehensive income. The new guidance allows an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders equity. This new guidance is effective for fiscal years beginning after December 15, 2011. We plan to adopt these requirements effective July 1, 2012.

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
Interest rate risk
We are exposed to interest rate risk through our loan with ICBC. Interest under this loan is adjusted annually based upon the standard rate announced each year by the People’s Bank of China. As of September 30, 2011, the applicable interest rate was 6.6%. We could also be exposed to the risk of rising interest rates through our future borrowing activities. This is an inherent risk as borrowings mature and are renewed at then current market rates. The extent of this risk as to our ICBC loan, or any future borrowings, is not quantifiable or predictable because of the variability of future interest rates.
Customer credit risk
When our projects other than the ZZ Joint Venture plant progress to commercial production, we will be exposed to the risk of financial non-performance by customers. To manage customer credit risk, we intend to monitor credit ratings of customers and seek to minimize exposure to any one customer where other customers are readily available. As of September 30, 2011, Hai Hua, a related party, is our only customer for syngas sales and as such, we are exposed to significant customer credit risk due to this concentration. In addition, as described under “—Results of Operation,” Hai Hua has not made the capacity fee payments to the ZZ Joint Venture since April 2011. The unpaid amount totals approximately $1.5 million as of September 30, 2011. Although we are continuing to work with Hai Hua on alternatives to resolve the issue, there can be no assurances that we will collect these amounts. Our revenue and results of operations would be adversely affected if Hai Hua continues to not pay the capacity fee or if we are otherwise unable to retain Hai Hua as a customer and secure new customers and we may need to shut down the ZZ Joint Venture plant for a period of time until we are able to either find an alternative purchaser of our production or a different use for the plant.

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
Our management, with the participation of the Chief Executive Officer and the Chief Accounting Officer, assessed the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2011. Based upon that evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2011.
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
Our management, with the participation of the Chief Executive Officer and the Chief Accounting Officer, evaluated the effectiveness of our internal control over financial reporting as of September 30, 2011 based on criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, management has concluded that we did maintain effective internal control over financial reporting as of September 30, 2011.
There were no changes in our internal control over financial reporting during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II

Item 1.	Legal Proceedings.
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
In September 2008, we were named as one of a number of defendants in a lawsuit filed in the U.S. District Court for the Central District of California, Southern Division, by Igor Olenicoff, one of our former stockholders, and a company he controls. Also named were Timothy E. Vail (our former CEO and a former director), David Eichinger (our former CFO), and another one of our former directors (collectively, we, Mr. Vail, Mr. Eichinger and the director are referred to as the “SES Defendants”), as well as UBS AG, Union Charter Ltd., and other persons who allegedly managed Mr. Olenicoff’s investments outside the U.S. The SES Defendants have been named in this lawsuit based primarily upon allegations that one of our former stockholders, Teflomi Trade & Trust, Inc., was a shell company formed for the purposes of holding Mr. Olenicoff’s assets overseas, and that the SES Defendants allegedly had knowledge of this arrangement. The claims initially asserted against the SES Defendants included, among others, securities fraud in violation of Rule 10b-5 under the Securities Act and the California state law equivalent, violations of the Racketeer Influenced and Corrupt Organizations Act, or RICO, common law fraud and negligent misrepresentation, breach of fiduciary duty, conspiracy and unfair business practices. On the SES Defendants’ motion, on July 31, 2009, the court issued an order dismissing the securities fraud claims as to each of the SES Defendants and the common law fraud, negligent misrepresentation claim and breach of fiduciary duty claims as to us, Mr. Vail and Mr. Eichinger. The court determined that certain other claims, including RICO, conspiracy and unfair business practices, were sufficiently pled and could proceed at this stage. Plaintiffs were given leave to amend and, on August 24, 2009, filed an amended complaint attempting to replead their securities fraud claims, and alleged a new claim for violation of the Uniform Commercial Code (the “UCC”). In response, on September 23, 2009, the SES Defendants filed a motion to dismiss the securities fraud and UCC claims. The court heard oral argument on the SES Defendants’ motion to dismiss, and on various other defendants’ motions to dismiss, on November 9, 2009. On March 16, 2010, the court issued an order on the pending motions to dismiss, dismissing the securities fraud and UCC claims as to each of the SES Defendants. Thus, the claims that remain as to the SES Defendants collectively include violations of RICO, RICO conspiracy, unfair business practices, conversion and civil conspiracy; the claims that remain as to the individually named director include fraudulent misrepresentation, constructive fraud, negligent misrepresentation and breach of fiduciary duty. The SES Defendants filed their answer to these claims on April 22, 2010. The parties are currently engaged in discovery related to those claims the court has allowed to remain in the case. Additionally, on August 15, 2011, the SES Defendants filed a motion for summary judgment or, in the alternative, summary adjudication as to each of the claims remaining against them, collectively, and the individually named director, separately. On October 18, 2011, the court issued an order denying this motion. The court also recently continued the trial date to May 8, 2012. The SES Defendants believe the claims alleged against them to be without merit and intend to continue to vigorously defend all claims which proceed to trial.

Item 1A.	Risk Factors.
None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	[Removed and Reserved.]

Item 5.	Other Information.
None.
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. All statements other than statements of historical fact are forward-looking statements. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected. Among those risks, trends and uncertainties are our early stage of development, our estimate of the sufficiency of existing capital sources, our ability to successfully develop our licensing business, our ability to raise additional capital to fund cash requirements for future investments and operations, our ability to reduce operating costs, the limited history and viability of our technology, the effect of the current international financial crisis on our business, commodity prices and the availability and terms of financing opportunities, our results of operations in foreign countries and our ability to diversify, our ability to maintain production from our first plant in the ZZ joint venture, our ability to complete the expansion of the ZZ project, our ability to obtain the necessary approvals and permits for our Yima project and other future projects, the estimated timetables for achieving mechanical completion and commencing commercial operations for the Yima project, our ability to negotiate the terms of the conversion of the Yima project from methanol to glycol, our ability to close the transaction with China Energy and ZJX, the sufficiency of internal controls and procedures and our ability to grow our business as a result of the ZJX and Zuari transactions as well as our joint venture with Midas Resource Partners. Although we believe that in making such forward-looking statements our expectations are based upon reasonable assumptions, such statements may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. We cannot assure you that the assumptions upon which these statements are based will prove to have been correct.

When used in this Form 10-Q, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons, including those discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2011, as well as in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Form 10-Q.
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

10.1
Letter Agreement dated August 16, 2011 between Synthesis Energy Systems, Inc., China Energy Industry Holdings Group Co, Ltd. and Zhongjixuan Investment Management Company Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 16, 2011).

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

SYNTHESIS ENERGY SYSTEMS, INC.
Date: November 10, 2011	By:	/s/ Robert Rigdon
Robert Rigdon
President and Chief Executive Officer

Date: November 10, 2011	By:	/s/ Kevin Kelly
Kevin Kelly
Chief Accounting Officer, Controller and Secretary