Form 10-Q
period 2011-12-31
SYNTHESIS ENERGY SYSTEMS INC
filed 2012-02-14
CIK 1375063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of February 8, 2012 there were 50,863,345 shares of the registrant’s common stock, par value $.01 per share, outstanding.

i

PART I

Item 1. Financial Statements

SYNTHESIS ENERGY SYSTEMS, INC.

(A Development Stage Enterprise)

Consolidated Balance Sheets

(In thousands)

(Unaudited)

	September 30,	September 30,
	December 31, 2011	June 30, 2011

ASSETS
Current assets:
Cash and cash equivalents	$24,390	$32,176
Accounts receivable	701	2,574
Prepaid expenses and other currents assets	2,392	1,382
Inventory	1,054	913

Total current assets	28,537	37,045

Property, plant and equipment, net	34,566	35,183
Intangible asset, net	1,156	1,226
Investment in Yima joint ventures	33,956	33,520
Other long-term assets	3,761	3,000

Total assets	$101,976	$109,974

LIABILITIES AND EQUITY
Current liabilities:
Accrued expenses and accounts payable	$7,386	$6,113
Current portion of long-term bank loan	2,444	2,380

Total current liabilities	9,830	8,493

Long-term bank loan	3,603	4,697

Total liabilities	13,433	13,190
Equity:
Common stock, $0.01 par value: 200,000 shares authorized: 50,863 and 50,850 shares issued and outstanding, respectively	509	509
Additional paid-in capital	205,425	205,055
Deficit accumulated during development stage	(121,499)	(111,912)
Accumulated other comprehensive income	4,972	3,848

Total stockholders’ equity	89,407	97,500
Noncontrolling interests in subsidiaries	(864)	(716)

Total equity	88,543	96,784

Total liabilities and equity	$101,976	$109,974

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.

(A Development Stage Enterprise)

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	September 30,	September 30,
	Three Months Ended
	December 31,
	2011	2010

Revenue:
Product sales and other — related parties	$19	$2,579
Technology licensing and related services	164	302

Total revenue	183	2,881

Costs and Expenses:
Costs of sales and plant operating expenses	881	2,564
General and administrative expenses	3,112	3,131
Project and technical development expenses	62	44
Stock-based compensation expense	292	37
Depreciation and amortization	641	650

Total costs and expenses	4,988	6,426

Operating loss	(4,805)	(3,545)

Non-operating (income) expense:
Equity in losses of joint ventures	402	172
Foreign currency gains	(202)	(242)
Interest income	(26)	(51)
Interest expense	142	170

Net loss	(5,121)	(3,594)

Less: net loss attributable to noncontrolling interests	74	33

Net loss attributable to stockholders	$(5,047)	$(3,561)

Net loss per share:
Basic and diluted	$(0.10)	$(0.07)

Weighted average common shares outstanding:
Basic and diluted	50,862	48,429

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.

(A Development Stage Enterprise)

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	September 30,	September 30,	September 30,
	Six Months Ended		November 4, 2003 (inception) to
	December 31,		December 31,
	2011	2010	2011

Revenue:
Product sales and other — related parties	$2,121	$3,997	$21,511
Technology licensing and related services	471	506	2,449
Other	86	—	607

Total revenue	2,678	4,503	24,567

Costs and Expenses:
Costs of sales and plant operating expenses	4,085	3,870	31,669
General and administrative expenses	6,071	6,318	68,211
Project and technical development expenses	128	129	11,411
Asset impairment losses	—	—	9,075
Stock-based compensation expense	359	264	21,353
Depreciation and amortization	1,281	1,330	10,912

Total costs and expenses	11,924	11,911	152,631

Operating loss	(9,246)	(7,408)	(128,064)

Non-operating (income) expense:
Equity in losses of joint ventures	834	226	1,237
Foreign currency gains	(615)	(497)	(2,420)
Interest income	(63)	(91)	(3,110)
Interest expense	326	316	3,044

Net loss	(9,728)	(7,362)	(126,815)

Less: net loss attributable to noncontrolling interests	141	59	5,316

Net loss attributable to stockholders	$(9,587)	$(7,303)	$(121,499)

Net loss per share:
Basic and diluted	$(0.19)	$(0.15)	$(3.25)

Weighted average common shares outstanding:
Basic and diluted	50,860	48,390	37,413

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.

(A Development Stage Enterprise)

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	September 30,	September 30,	September 30,
	Six Months Ended December 31,		November 4, 2003 (inception) to December 31,
	2011	2010	2011

Cash flows from operating activities:
Net loss	$(9,728)	$(7,362)	$(126,815)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	359	264	21,353
Depreciation of property, plant and equipment	1,170	1,220	9,735
Amortization of intangible and other assets	111	110	1,177
Equity in losses of joint ventures	834	226	1,237
Foreign currency gains	(615)	(497)	(2,420)
Loss on disposal of property, plant and equipment	(12)	—	141
Asset impairment losses	—	—	9,075
Changes in operating assets and liabilities:
Accounts receivable	1,943	180	(502)
Prepaid expenses and other current assets	(977)	514	(1,664)
Inventory	(116)	(29)	(974)
Other long-term assets	(317)	(83)	(956)
Accrued expenses and payables	1,198	(1,758)	1,763

Net cash used in operating activities	(6,150)	(7,215)	(88,850)

Cash flows from investing activities:
Capital expenditures	(50)	(90)	(38,080)
Equity investment in joint ventures	(356)	—	(31,144)
Purchase of marketable securities	—	—	(45,000)
Redemption of marketable securities	—	—	45,000
GTI license royalty – Yima joint ventures	—	—	(1,500)
ExxonMobil license royalty	—	—	(1,250)
Proceeds from sale of fixed assets	—	—	7
Restricted cash – redemptions of certificates of deposit	—	—	(50)
Amendment to GTI license rights	—	—	(500)
Purchase of land use rights	—	—	(1,896)
Receipt of Chinese governmental grant	—	—	556
Project prepayments	—	—	(3,210)

Net cash used in investing activities	(406)	(90)	(77,067)

Cash flows from financing activities:
Payments on long-term bank loan	(1,212)	(1,149)	(8,084)
Proceeds from long-term bank loan	—	—	12,081
Proceeds from exercise of (repurchase of) stock options, net	(35)	47	916
Proceeds from issuance of common stock, net	—	—	179,969
Prepaid interest	—	—	(276)
Financing costs	—	—	(143)
Contributions from noncontrolling interest partners	—	—	4,456
Loans from shareholders	—	—	11

Net cash provided by (used in) financing activities	(1,247)	(1,102)	188,930

Net increase (decrease) in cash	(7,803)	(8,407)	23,013
Cash and cash equivalents, beginning of period	32,176	42,573	—
Effect of exchange rates on cash	17	8	1,377

Cash and cash equivalents, end of period	$24,390	$34,174	$24,390

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.

(A Development Stage Enterprise)

Consolidated Statement of Equity

(In thousands)

				Deficit
				Accumulated	Accumulated
	Common Stock			During the	Other	Non-
		Common	Additional	Development	Comprehensive	controlling
	Shares	Stock	Paid-in Capital	Stage	Income	Interest	Total

Balance at November 4, 2003 (inception)	100,000	$—	$—	$—	$—	$—	$—
Net loss for the period November 4, 2003 to June 30, 2004	—	—	—	—	—	—	—

Balance at June 30, 2004	100,000	—	—	—	—	—	—

Shares Forfeited in Merger	(94,000)	—	—	—	—	—	—
Shares Issued in Merger	21,000	—	—	—	—	—	—
Net loss	—	—	—	(358)	—	—	(358)
Investor contributions	—	264	236	—	—	—	500
Conversion of debt to equity	—	6	5	—	—	—	11
Net proceeds from private placement offering	1,030	10	2,474	—	—	—	2,484

Balance at June 30, 2005	28,030	280	2,715	(358)	—	—	2,637

Net loss	—	—	—	(5,183)	—	—	(5,183)
Net proceeds from private placement offering	970	10	2,378	—	—	—	2,388
Stock-based compensation	—	—	3,043	—	—	—	3,043
Adjustment related to return of shares	(4,353)	(44)	44	—	—	—	—

Balance at June 30, 2006	24,647	246	8,180	(5,541)	—	—	2,885

Net loss	—	—	—	(13,142)	—	(37)	(13,179)
Currency translation adjustment	—	—	—	—	175	—	175

Comprehensive loss	—	—	—	—	—	—	(13,004)
Contributions from noncontrolling interest partners	—	—	—	—	—	492	492
Net proceeds from private placement offering	3,346	34	16,126	—	—	—	16,160
Stock-based compensation	—	—	6,608	—	—	—	6,608
Shares issued for amended GTI license	191	2	1,374	—	—	—	1,376
Shares issued upon option exercise by Union Charter Financial	2,000	20	4,980	—	—	—	5,000
Stock grants to employees	4	—	33	—	—	—	33

Balance at June 30, 2007	30,188	302	37,301	(18,683)	175	455	19,550

Net loss	—	—	—	(27,442)	—	(610)	(28,052)
Currency translation adjustment	—	—	—	—	1,390	—	1,390

Comprehensive loss	—	—	—	—	—	—	(26,662)
Contributions from noncontrolling interest partners	—	—	—	—	—	3,124	3,124
Stock-based compensation	—	—	6,010	—	—	—	6,010
Exercise of stock options	92	1	564	—	—	—	565
Shares issued for GTI reservation use fee	278	3	2,497	—	—	—	2,500
Shares issued in public offerings	17,451	174	148,226	—	—	—	148,400
Stock grants to employees	2	—	19	—	—	—	19

Balance at June 30, 2008	48,011	480	194,617	(46,125)	1,565	2,969	153,506

Net loss	—	—	—	(28,576)	—	(703)	(29,279)
Currency translation adjustment	—	—	—	—	33	11	44

Comprehensive loss	—	—	—	—	—	—	(29,235)
Public offering costs	—	—	(107)	—	—	—	(107)
Stock-based compensation	—	—	1,869	—	—	—	1,869
Exercise of stock options	107	1	62	—	—	—	63

Balance at June 30, 2009	48,118	481	196,441	(74,701)	1,598	2,277	126,096

Net loss	—	—	—	(21,748)	—	(3,667)	(25,415)
Currency translation adjustment	—	—	—	—	237	1	238

Comprehensive loss	—	—	—	—	—	—	(25,177)
Contributions from noncontrolling interest partners	—	—	—	—	—	839	839
Stock-based compensation	—	—	2,179	—	—	—	2,179
Exercise of stock options	219	2	100	—	—	—	102

Balance at June 30, 2010	48,337	483	198,720	(96,449)	1,835	(550)	104,039

Net loss	—	—	—	(15,463)	—	(157)	(15,620)
Currency translation adjustment	—	—	—	—	2,013	(9)	2,004

Comprehensive loss	—	—	—	—	—	—	(13,616)
Stock-based compensation	—	—	1,203	—	—	—	1,203
Exercise of stock options	291	4	166	—		—	170
Net proceeds from issurance of common stock	2,222	22	4,966	—	—	—	4,988

Balance at June 30, 2011	50,850	$509	$205,055	$(111,912)	$3,848	$(716)	$96,784

Net loss	—	—	—	(9,587)	—	(141)	(9,728)
Currency translation adjustment	—	—	—	—	1,124	(7)	1,117

Comprehensive loss	—	—	—	—	—	—	(8,611)
Stock-based compensation	—	—	359	—	—	—	359
Exercise of stock options	13	—	11	—	—	—	11

Balance at December 31, 2011	50,863	$509	$205,425	$(121,499)	$4,972	$(864)	$88,543

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

(b) Basis of presentation and principles of consolidation

The consolidated financial statements for the periods presented are unaudited and reflect all adjustments, consisting of normal recurring items, which management considers necessary for a fair statement. Operating results for the six months ended December 31, 2011 are not necessarily indicative of results to be expected for the fiscal year ending June 30, 2012.

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

The following tables provide additional information on the ZZ Joint Venture’s assets and liabilities as of December 31, 2011 and June 30, 2011 which are consolidated within the Company’s consolidated balance sheets (in thousands):

	September 30,	September 30,	September 30,
	December 31, 2011
	Consolidated	ZZ Joint Venture (1)	% (2)

Current assets	$28,537	$2,000	7%
Long-term assets	73,439	37,212	51%

Total assets	$101,976	$39,212	38%

Current liabilities	$9,830	$3,137	32%
Long-term liabilities	3,603	3,603	100%
Equity	88,543	32,472	37%

Total liabilities and equity	$101,976	$39,212	38%

	June 30, 2011
	Consolidated	ZZ Joint Venture (1)	% (2)

Current assets	$37,045	$3,767	10%
Long-term assets	72,929	36,936	51%

Total assets	$109,974	$40,703	37%

Current liabilities	$8,493	$3,486	41%
Long-term liabilities	4,697	4,697	100%
Equity	96,784	32,520	34%

Total liabilities and equity	$109,974	$40,703	37%

(1)	Amounts reflect information for ZZ Joint Venture and exclude intercompany items.

(2)	ZZ Joint Venture’s percentage of the amount on the Company’s consolidated balance sheets.

The Company has determined that the Yima Joint Ventures are VIEs and that Yima, the joint venture partner, is the primary beneficiary since Yima has a 75% ownership interest in the Yima Joint Ventures and has the power to direct the activities of the VIE that most significantly influence the VIE’s performance.

The Company has determined that the GC Joint Venture is a VIE and has determined that it is the primary beneficiary since the Company has a 51% ownership interest in the GC Joint Venture and since there are no qualitative factors that would preclude the Company from being deemed the primary beneficiary. The Company consolidates the GC Joint Venture in its consolidated financial statements; however, as of December 31, 2011 and June 30, 2011, there were no significant assets or liabilities within the GC Joint Venture.

The Company has determined that SES Resource Solutions, Ltd. (“SRS”) that was formed in June 2011 is a VIE and that neither the Company nor Midas Resources AG control SRS since each have a 50% ownership interest in SRS and the control, risks and benefits of SRS are shared equally. SRS had no assets or liabilities as of December 31, 2011 or June 30, 2011.

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

The Company’s financial assets and liabilities are classified based on the lowest level of input that is significant for the fair value measurement. The following table summarizes the valuation of the Company’s financial assets and liabilities by pricing levels, as of December 31, 2011 and June 30, 2011 (in thousands):

	September 30,	September 30,		September 30,	September 30,
	December 31, 2011
	Level 1	Level 2		Level 3	Total

Assets:
Certificates of Deposit	$—	$50	(1)	$—	$50
Money Market Funds	—	22,932	(2)	—	22,932

	September 30,	September 30,		September 30,	September 30,
	June 30, 2011
	Level 1	Level 2		Level 3	Total

Assets:
Certificates of Deposit	$—	$50	(1)	$—	$50
Money Market Funds	—	29,372	(2)	—	29,372

(1)	Amount included in current assets on the Company’s consolidated balance sheets.

(2)	Amount included in cash and cash equivalents on the Company’s consolidated balance sheets.

(f)	Comprehensive income (loss)

The Company’s comprehensive income (loss) was as follows (in thousands):

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Net loss, as reported	$(5,121)	$(3,594)	$(9,728)	$(7,362)
Unrealized foreign currency translation adjustment	347	489	1,117	1,044

Comprehensive loss	(4,774)	(3,105)	(8,611)	(6,318)
Less comprehensive loss attributable to noncontrolling interests	77	33	148	59

Comprehensive loss attributable to the Company	$(4,697)	$(3,072)	$(8,463)	$(6,259)

Note 2 – Recently Issued Accounting Standards

In June 2011, the FASB issued new guidance on the presentation of comprehensive income. The new guidance allows an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders equity. This new guidance is effective for fiscal years beginning after December 15, 2011, however the provision of the new guidance which requires reclassifications out of comprehensive income be shown separately in the financial statements has been deferred to allow the FASB to reconsider alternatives. The Company plans to adopt these requirements effective July 1, 2012.

Note 3 – Current Projects

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

Since May 2011, Hai Hua has not paid the capacity fees owed to the ZZ Joint Venture. The unpaid amount totaled approximately $2.6 million as of December 31, 2011. The plant continued to operate and provide syngas to Hai Hua through September 2011 with the expectation that Hai Hua would pay the capacity fee. Hai Hua has paid other contractual obligations such as the energy fees and by-product sales due under the contract. The Company is continuing to work with Hai Hua on alternatives to resolve this issue. The Company did not recognize these capacity fee revenues and will not recognize any capacity fees until collection is reasonably assured. In late September 2011, both the Hai Hua methanol plant and the ZZ Joint Venture plant were shut down for scheduled maintenance and the ZZ Joint Venture plant has been kept idle while it develops its revised commercial arrangement with Hai Hua.

To date, Hai Hua has been unable to offtake the volume of syngas originally expected for the original plant design and as a result the plant has incurred operating losses. Because of these circumstances, the ZZ Joint Venture is working on various arrangements to increase the syngas offtake volume. Such arrangements involve a combination of technical improvements to Hai Hua’s methanol unit, as well as restructuring the current business arrangement to create an integrated syngas to methanol operation. In December 2011, the Company entered into a framework agreement with Hai Hua pursuant to which the Company and Hai Hua are working to complete a definitive agreement that will provide the basis for a fully integrated syngas to methanol operation. As currently planned, this will require approximately $6 million of additional capital, which the Company plans to fund from its ongoing financing initiatives in China. Once the definitive agreement is signed and the additional capital is received, the commerical work and physical integration work will begin. This work is expected to take about six months to complete and the Company will continue to keep the plant idle until this work is completed.

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

Loan Agreement

On March 22, 2007, the ZZ Joint Venture entered into a seven-year loan agreement and received $12.6 million of loan proceeds pursuant to the terms of a Fixed Asset Loan Contract with the Industrial and Commercial Bank of China (“ICBC”) to complete the project financing for the ZZ Joint Venture. Key terms of the Fixed Asset Loan Contract with ICBC are as follows:

•	Term of the loan is seven years from the commencement date (March 22, 2007) of the loan;

•	Interest is adjusted annually based upon the standard rate announced each year by the People’s Bank of China, and as of December 31, 2011, the applicable interest rate was 6.6% and is payable monthly;

•	Principal payments of approximately $1.1 million are due in March and September of each year beginning on September 22, 2008 and ending on March 31, 2014;

•	Hai Hua is the guarantor of the entire loan;

•	Assets of the ZZ Joint Venture are pledged as collateral for the loan;

•	Covenants include, among other things, prohibiting pre-payment without the consent of ICBC and permitting ICBC to be involved in the review and inspection of the ZZ Joint Venture plant; and

•	Subject to customary events of default which, should one or more of them occur and be continuing, would permit ICBC to declare all amounts owing under the contract to be due and payable immediately.

As of December 31, 2011, the ZZ Joint Venture was in compliance with all covenants and obligations under the Fixed Asset Loan Contract.

Impairment Assessment

Due to the economic trends that have significantly affected commodity prices including methanol, Hai Hua’s refusal to pay capacity fees owed to the ZZ Joint Venture and the ZZ Joint Venture plant’s operating losses to-date, the Company believed an impairment assessment of the ZZ Joint Venture plant was warranted as of December 31, 2011. The Company performed an analysis of the ZZ Joint Venture plant and determined that these assets were not impaired based upon management’s estimated cash flow projections for the plant. Such estimated cash flow projections were based on the completion of the ongoing negotiations between the Company and Hai Hua to restructure and expand the project from an integrated syngas to a methanol operation. This restructuring would include a combination of technical improvements being made to Hai Hua’s methanol unit allowing for increased syngas off-take and other repairs and improvements being made to the plant enabling more efficient joint production of methanol. Additionally, the Company has assumed that the profits from sales of methanol would first be used to reimburse the ZZ Joint Venture’s costs to make these repairs and improvements during the fiscal years ending June 30, 2013 and 2014, and profits would then be shared equally between the parties starting in fiscal year 2014. If the Company is not successful in restructuring the joint venture or otherwise improving the ZZ Joint Venture’s profitability, or if management’s estimated cash flow projections for these assets decrease, the ZZ Joint Venture plant could become impaired.

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

Construction of the Yima Joint Venture plant is ongoing and construction of the syngas production portion of the plant is expected to be complete during calendar 2012. Yima is planning to produce methanol as its first product as the methanol market in China continues to strengthen. Yima has also expressed their intent to modify the plant for glycol production. Although Yima is planning to produce methanol and glycol, additional syngas capacity will ultimately be required to support methanol and glycol production. The Company has indicated to Yima that it would be willing to support this scope change if both parties can agree upon appropriate modifications to the joint venture contracts that can improve the Company’s overall risk and return without requiring any additional capital investment from the Company. Yima’s project management team believes that the project’s syngas production facilities will be available during the third quarter of calendar 2012. The schedule for glycol production is currently awaiting government approvals. In addition, the Yima Joint Ventures are in discussions with a potential fuel gas off-take customer for the sale of the initial syngas production from the project. This would provide syngas sales until the syngas conversion to methanol or glycol is completed.

Because construction of the syngas production portion of the plant is expected to be complete during calendar 2012 and the Company has continued to make progress in its discussions with Yima to restructure the agreements as necessary to achieve Yima’s goals, and because of the progress being made by the Yima Joint Ventures in finding a customer for syngas production during the restructuring of the project, the Company did not believe that an impairment assessment of the Company’s investment in the Yima Joint Ventures’ project was warranted as of December 31, 2011.

Yima is the project management leader for the project and has indicated their belief that a change in the scope of the project would not delay this schedule; however, the construction of the methanol portion of the plant is on hold pending the revisions for the possible glycol production. Based on the project’s current scope of methanol only, the current estimate of the total required capital of the project is approximately $250 million. The remaining capital for the project is to be provided by project debt to be obtained by the Yima Joint Ventures. Yima has agreed to guarantee the project debt in order to secure debt financing from domestic Chinese banking sources. The Company has agreed to pledge to Yima its ownership interests in the joint ventures as security for its obligations under any project guarantee. In the event that the additional debt financing is not obtained, Yima has agreed to provide a loan to the joint ventures to satisfy the remaining capital needs of the project with terms comparable to current market rates at the time of the loan.

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

The Company has included the $1.5 million payment paid to the Gas Technology Institute (“GTI”) in June 2009 toward future royalties due to GTI for the Yima Joint Ventures’ project as part of the Company’s investment in the Yima project. An additional future royalty payment of approximately $1.5 million will be due to GTI upon the commissioning of the gasifier equipment for the Yima project which is expected in early fiscal 2013.

The following table presents summarized unconsolidated financial information for the Yima Joint Ventures (in thousands):

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Income statement data:

Revenue	$—	$—	$—	$—
Operating loss	(1,080)	(764)	(2,073)	(1,036)
Net loss	(872)	(687)	(1,711)	(903)

	September 30,	September 30,
Balance sheet data:	December 31, 2011	June 30, 2011

Current assets	$58,226	$64,120
Noncurrent assets	110,394	75,096
Current liabilities	9,213	10,916
Noncurrent liabilities	29,361	—

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

•	SRS has the exclusive right to promote our gasification technology for the purpose of securing low-cost coal resources in projects worldwide that have been approved by the board of directors of SRS;

•	Midas provides expertise to originate and execute the above projects;

•	the Company provides SRS with technology licenses and engineering development support for use in developing the joint integrated coal resource projects; and

•	SRS being managed by a four person board of directors, two of which are appointed by the Company and two of which are appointed by Midas;

•

the Company agreeing to provide up to $2.0 million in funding to SRS, although it has the ability to discontinue funding at any point in time – as of December 31, 2011, the Company had funded approximately $0.4 million to SRS; and

•	revenue and profits are equally divided between the joint venture partners.

The Company’s investment in SRS is accounted for using the equity method. SRS has no assets or liabilities as amounts are funded by the Company as costs are incurred. The following table presents summarized unconsolidated income statement data for SRS (in thousands):

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Income statement data:

Revenue	$—	$—	$—	$—
Operating loss	(368)	—	(817)	—
Net loss	(368)	—	(817)	—

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

Note 5 – Stock-Based Compensation

As of December 31, 2011, the Company had outstanding stock option and restricted stock awards granted under the Company’s Amended and Restated 2005 Incentive Plan, as amended (the “Plan”) exercisable for shares of common stock. As of December 31, 2011, 406,638 shares were authorized for future issuance pursuant to the Plan and $0.9 million of estimated expense with respect to non-vested stock-based awards was yet to be recognized.

Stock option activity during the six months ended December 31, 2011 was as follows:

September 30,
Shares of Common Stock Underlying Stock Options

Outstanding at June 30, 2011	6,563,344
Granted	323,982
Exercised	(13,125)
Forfeited	(40,250)

Outstanding at December 31, 2011	6,833,951

Exercisable at December 31, 2011	5,282,682

The fair values for the stock options granted during the six months ended December 31, 2011 were estimated at the date of grant using a Black-Scholes-Morton option-pricing model with the following weighted-average assumptions.

Risk-free rate of return	1.35%
Expected life of award	6.25	years
Expected dividend yield	0.00%
Expected volatility of stock	107%
Weighted-average grant date fair value	$1.36

Note 6 – Net Loss Per Share

Historical net loss per share of common stock is computed using the weighted average number of shares of common stock outstanding. Basic loss per share excludes dilution and is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Stock options are the only potential dilutive share equivalents the Company has outstanding for the periods presented. For the six months ended December 31, 2011 and 2010 and the period from November 4, 2003 (inception) to December 31, 2011, options to purchase common stock were excluded from the computation of diluted earnings per share as their effect would have been antidilutive as the Company incurred net losses during those periods.

Note 7 – Risks and Uncertainties

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

The Company will limit the development of any further projects until worldwide capital and debt markets improve and it has assurances that acceptable financing is available to complete such projects. In addition, as of December 31, 2011, Hai Hua is the Company’s only customer for syngas sales and as such, it is exposed to significant customer credit risk due to this concentration. In addition, as described under Note 3, Hai Hua has not made the capacity fee payments to the ZZ Joint Venture since April 2011. The unpaid amount totals approximately $2.6 million as of December 31, 2011. Although the Company is continuing to work with Hai Hua on alternatives to resolve the issue, there can be no assurances that the Company will collect these amounts or that the joint venture will be restructured. The Company’s revenue and results of operations have been and would continue to be adversely affected if Hai Hua continues to not pay the capacity fee or if it is unable to retain Hai Hua as a customer or secure new customers. The Company has shut down the ZZ Joint Venture plant since late September 2011 and expects the plant to remain idle until it is able to restructure the joint venture with Hai Hua to jointly produce methanol, as contemplated by the framework agreement executed in December 2011 as described under Note 3, or find an alternative purchaser of its production or a different use for the plant. There have also been recent announcements of a constricting credit market in China. Even if the Company does obtain the necessary capital for its projects, the Company could face other delays in its projects due to additional approval requirements or due to unanticipated issues in the commissioning of such a project. These factors could lead to, among other things, the impairment of the Company’s significant assets, including its assets in the ZZ Joint Venture and its investment in the Yima Joint Ventures, and an inability to develop any further projects.

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

Note 8 – Litigation

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

In September 2008, the Company was named as one of a number of defendants in a lawsuit filed in the U.S. District Court for the Central District of California, Southern Division, by Igor Olenicoff, one of its former stockholders, and a company he controls. Also named were Timothy E. Vail (our former CEO and one of the Company’s directors), David Eichinger (the Company’s former CFO), and another one of the Company’s former directors (collectively, the Company, Mr. Vail, Mr. Eichinger and the director are referred to as the “SES Defendants”), as well as UBS AG, Union Charter Ltd., and other persons who allegedly managed Mr. Olenicoff’s investments outside the U.S. The SES Defendants have been named in this lawsuit based primarily upon allegations that one of our former stockholders, Teflomi Trade & Trust, Inc., was a shell company formed for the purposes of holding Mr. Olenicoff’s assets overseas, and that the SES Defendants allegedly had knowledge of this arrangement. The claims initially asserted against the SES Defendants included, among others, securities fraud in violation of Rule 10b-5 under the Securities Act and the California state law equivalent, violations of the Racketeer Influenced and Corrupt Organizations Act, or RICO, common law fraud and negligent misrepresentation, breach of fiduciary duty, conspiracy and unfair business practices. On the SES Defendants’ motion, on July 31, 2009, the court issued an order dismissing the securities fraud claims as to each of the SES Defendants and the common law fraud, negligent misrepresentation claim and breach of fiduciary duty claims as to us, Mr. Vail and Mr. Eichinger. The court determined that certain other claims, including RICO, conspiracy and unfair business practices, were sufficiently pled and could proceed at this stage. Plaintiffs were given leave to amend and, on August 24, 2009, filed an amended complaint attempting to replead their securities fraud claims, and alleged a new claim for violation of the Uniform Commercial Code (the “UCC”). In response, on September 23, 2009, the SES Defendants filed a motion to dismiss the securities fraud and UCC claims. The court heard oral argument on the SES Defendants’ motion to dismiss, and on various other defendants’ motions to dismiss, on November 9, 2009. On March 16, 2010, the court issued an order on the pending motions to dismiss, dismissing the securities fraud and UCC claims as to each of the SES Defendants. Thus, the claims that remain as to the SES Defendants collectively include violations of RICO, RICO conspiracy, unfair business practices, conversion and civil conspiracy; the claims that remain as to the individually named director include fraudulent misrepresentation, constructive fraud, negligent misrepresentation and breach of fiduciary duty. The SES Defendants filed their answer to these claims on April 22, 2010. The parties are currently engaged in discovery related to those claims the court has allowed to remain in the case. Additionally, on August 15, 2011, the SES Defendants filed a motion for summary judgment or, in the alternative, summary adjudication as to each of the claims remaining against them, collectively, and the individually named director, separately. On October 18, 2011, the court issued an order denying this motion. The court also recently continued the trial date to May 8, 2012. The SES Defendants believe the claims alleged against them to be without merit and intend to continue to vigorously defend all claims which proceed to trial. The Company believes that the likelihood of a material loss resulting from this matter is remote. On January 17, 2012, the SES Defendants reached an agreement with Plaintiffs to settle this dispute. The parties are in process of finalizing settlement agreements.

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

Note 9 – Share Purchase Agreement with ZJX

On March 31, 2011, the Company entered into a Share Purchase Agreement (the “Agreement”) with China Energy Industry Holdings Group Co, Ltd. (“China Energy”) and Zhongjixuan Investment Management Company Ltd. (“ZJX”). In December 2011, the Company agreed to extend the closing period of the Agreement through March 31, 2012. The terms and conditions of the Agreement are summarized below.

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

For the purpose of the above, a “Target Project” shall mean either (i) the execution of a joint venture agreement, and other ancillary and necessary documents, related to the formation of a project joint venture, or (ii) securing for the Company a coal resource project that is already in operation, a new coal chemical project or any other project that is approved by the Company’s board of directors (the “Board”), each with a total investment of at least RMB1.5 billion (approximately $238 million based on the exchange rate as of December 31, 2011).

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

Other

Closing of the transaction with China Energy and ZJX is subject to approval by the Company’s stockholders and other customary closing conditions. In addition, ZJX notified the Company in August of its intent to complete its investment in partnership with Yima. ZJX has been working with Yima in order to complete Yima’s investment into China Energy. As a result, the Agreement was extended through March 31, 2012 in order to allow time for Yima and its advisors to complete their due diligence and review of its proposed investment, including evaluating efficient structures for the proposed transactions.

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

Note 10 – Segment Information

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

The following table presents the revenue, operating loss and total assets by segment (in thousands):

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010

Revenue:
ZZ Joint Venture plant	$19	$2,859	$2,115	$4,276
Technology licensing and related services	164	23	471	227
Corporate & other	—	(1)	92	—

Total revenue	$183	$2,881	$2,678	$4,503

Operating loss:
ZZ Joint Venture plant	(1,573)	(391)	(3,285)	(806)
Technology licensing and related services	(492)	(389)	(764)	(1,206)
Corporate & other	(2,740)	(2,765)	(5,197)	(5,396)

Total operating loss	$(4,805)	$(3,545)	$(9,246)	$(7,408)

	September 30,	September 30,
	December 31, 2011	June 30, 2011

Assets:
ZZ Joint Venture plant	$39,212	$40,703
Technology licensing and related services	1,125	1,196
Corporate & other	61,639	68,075

Total assets	$101,976	$109,974

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

Our principal operating activities are currently in China. However, we are developing opportunities in other countries including India, the U.S. and Australia, as well as other parts of Asia and Europe. Our ZZ Joint Venture project is our first commercial scale coal gasification plant and is located in Shandong Province, China. It has been in operation since February 2008 and was in commercial operation from December 2008 until late September 2011 when it was shut down as described below under “ –Liquidity and Capital Resources – Zao Zhuang Joint Venture.” Our Yima project is currently under construction in Henan Province, China.

The key elements of our business strategy include:

•

Executing on existing projects in China. We are continuing to implement operational measures to improve the financial performance of our ZZ Joint Venture plant in the near term, while also continuing to evaluate alternatives to better position the project to be commercially and financially successful in the future including the possible expansion of the plant to produce other products for other customers. We also intend to continue to leverage our technological success to date at the ZZ Joint Venture in our ongoing business development efforts, including through further visits from senior executives of possible customers and partners, as well as government officials, from China, India, Australia, Vietnam, and southern Africa. We are also continuing the ongoing construction of our Yima project, and are working to restructure our joint venture agreements to modify the scope of the project to include glycol production.

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

•

Continue to develop and improve U-GAS® technology. We are continually seeking to improve overall plant availability, plant efficiency rates and fuel handling capabilities our U-GAS ® gasification technology. We are continuing to work with our prospective customers to determine the suitability of their low rank coals for our U-GAS® technology through proprietary coal characterization testing as well as selective commercial scale testing in our ZZ Joint Venture plant. Additionally, we are growing our technology base through continued development of know-how with our engineering and technical staff, growing and protecting our trade secrets as a result of patenting improvements tested at our ZZ Joint Venture plant, and improvements resulting from integration of our technology with downstream processes. One example includes the development of our Fines Management System, or FMS, which we believe can maximize the utilization of low rank coal in our U-GAS® -based gasifiers, resulting in improved cost advantages. We have filed several patent applications relating to our improvements to the U-GAS® technology.

•

Grow earnings through increased revenues and control of expenses. We remain intently focused on control of our expenses while we grow revenues from our technology business. We believe our strategy will allow us to grow near term revenues to position us for sustainable long term growth. We intend to minimize project development expense until we have assurances that acceptable financing is available to complete our projects. Until we have such assurances, our strategy will be to operate using our current capital resources and to leverage the resources of strategic relationship or financing partners.

Results of Operations

We are in our development stage and therefore have had limited operations. We generated revenues of $2.7 million for the six months ended December 31, 2011 and $24.6 million since our inception in November 2003. We have sustained net losses of approximately $121.5 million since our inception. We have primarily financed our operations to date through private placements and two public offerings of our common stock.

Three Months Ended December 31, 2011 Compared to the Three Months Ended December 31, 2010

Revenue. Total revenue was $183,000 for the three months ended December 31, 2011 compared to $2.9 million for the three months ended December 31, 2010.

Product sales were $19,000 for the three months ended December 31, 2011 compared to $2.6 million for the three months ended December 31, 2010 and were derived from the sale of syngas and byproducts produced at the ZZ Joint Venture plant to Hai Hua. The decrease in product sales was due to the suspension of syngas production at the ZZ Joint Venture plant in late September 2011. In May 2011, Hai Hua notified the ZZ Joint Venture plant that it will not continue payment of capacity fees beyond April 2011. The unpaid amount totaled approximately $1.0 million for the three months ended December 31, 2011 and totaled approximately $2.6 million cumulatively as of December 31, 2011. The plant continued to operate and provide syngas to Hai Hua until operations were suspended in late September 2011, and Hai Hua has paid other contractual obligations such as the energy fees and by-product sales due under the contract. The Company is continuing to work with Hai Hua on alternatives to resolve this issue. The Company did not recognize these capacity fee revenues and will not recognize any capacity fees until collection is reasonably assured

Technology licensing and related services revenues for the three months ended December 31, 2011 and 2010 were $164,000 and $302,000, respectively. For the three months ended December 31, 2011, the revenues related to a feasibility study with Ambre Energy for a planned coal-to-liquids project.

Costs of product sales and plant operating expenses. Costs of product sales and plant operating expenses were $0.9 and $2.6 million for the three month periods ended December 31, 2011 and 2010, respectively. The decrease was due primarily to the suspension of syngas production at the ZZ Joint Venture plant in late September 2011.

General and administrative expenses. General and administrative expenses were $3.1 million for both the three months ended December 31, 2011 and 2010 and consist primarily of compensation, professional fees, travel and other costs of our corporate, development and administrative functions in Houston and Shanghai.

Project and technical development expenses. Project and technical development expenses were $62,000 and $44,000 for the three months ended December 31, 2011 and 2010, respectively, and consisted primarily of third-party technology related costs.

Stock-based compensation expense. Stock-based compensation expense was $292,000 for the three months ended December 31, 2011 compared to $37,000 for the three months ended December 31, 2010 and related to the expensing of the estimated fair values of awarded stock options. The increase was principally due to forfeitures of certain stock options during the three months ended December 31, 2010.

Depreciation and amortization. Depreciation and amortization expense was $0.6 million for both of the three months ended December 31, 2011 and 2010 and was primarily related to depreciation of our ZZ Joint Venture plant’s assets.

Equity in losses of Joint Ventures. The equity in losses of joint ventures for the three months ended December 31, 2011 relates to our 25% share of the losses incurred by the Yima Joint Ventures and our 50% share of the losses incurred by the SRS joint venture. The losses of the Yima Joint Ventures related to non-capitalizable costs incurred during the design and construction phase. The losses of the SRS joint venture related to development costs including the value of Midas’ contributed services, consulting and travel expenses.

Foreign currency gain. Foreign currency gains were $202,000 and $242,000 for three months ended December 31, 2011 and 2010, respectively. The foreign currency gains have resulted from the appreciation of the Renminbi Yuan relative to the U.S. dollar and are generated on U.S. dollar denominated shareholder loans payable by the ZZ Joint Venture.

Interest expense. Interest expense was $142,000 and $170,000 for the three month periods ended December 31, 2011 and 2010, respectively. Our interest expense relates primarily to the ZZ Joint Venture’s outstanding principal balance on its loan with the Industrial and Commercial Bank of China, or ICBC.

Six Months Ended December 31, 2011 Compared to the Six Months Ended December 31, 2010

Revenue. Total revenue was $2.7 million for the six months ended December 31, 2011 compared to $4.5 million for the six months ended December 31, 2010.

Product sales were $2.1 million for the six months ended December 31, 2011 compared to $4.0 million for the six months ended December 31, 2010 and were derived from the sale of syngas and byproducts produced at the ZZ Joint Venture plant to Hai Hua. The decrease in product sales was due primarily to no capacity fee revenue for the six months ended December 31, 2011 and the suspension of syngas production at the ZZ Joint Venture plant in late September 2011. For the six months ended December 31, 2011 and

2010, the plant operated for 46% and 52% of the period, respectively. In May 2011, Hai Hua notified the ZZ Joint Venture plant that it will not continue payment of capacity fees beyond April 2011. The unpaid amount totaled approximately $2.0 million for the six months ended December 31, 2011 and totaled approximately $2.6 million cumulatively as of December 31, 2011. The plant continued to operate and provide syngas to Hai Hua until operations were suspended in late September 2011, and Hai Hua has paid other contractual obligations such as the energy fees and by-product sales due under the contract. We are continuing to work with Hai Hua on alternatives to resolve this issue. We did not recognize these capacity fee revenues and will not recognize any capacity fees until collection is reasonably assured.

Technology licensing and related services revenues were $471,000 for the six months ended December 31, 2011 compared to $506,000 for the six months ended December 31, 2010 and were generated from the testing of coal at the ZZ Joint Venture plant, and other coal testing, feasibility studies and other technical services provided in association with our technology licensing business.

Costs of product sales and plant operating expenses. Costs of product sales and plant operating expenses were $4.1 million for the six months ended December 31, 2011 compared to $3.9 million for the six months ended December 31, 2010. Although the ZZ Joint Venture plant’s syngas operations were suspended in late September 2011, there was an increase in syngas production and coal and power prices increased during the three months ended September 30, 2011.

General and administrative expenses. General and administrative expenses were $6.1 million for the six months ended December 31, 2011 compared to $6.3 million during the six months ended December 31, 2010 and consist primarily of compensation, professional and consulting fees, travel and other costs of our corporate, development and administrative functions in Houston and Shanghai. The decrease was primarily due to a reduction in consulting expenses.

Project and technical development expenses. Project and technical development expenses were $128,000 for the six months ended December 31, 2011 compared to $129,000 for the six months ended December 31, 2010, and consisted primarily of third-party technology related costs.

Stock-based compensation expense. Stock-based compensation expense was $359,000 for the six months ended December 31, 2011 compared to $264,000 for the six months ended December 31, 2010 and related to the expensing of the estimated fair values of awarded stock options. The increase was principally due to forfeitures of certain awards during the six months ended December 31, 2010.

Depreciation and amortization. Depreciation and amortization expense was $1.3 million for each of the six month periods ended December 31, 2011 and 2010 and was primarily related to depreciation of our ZZ Joint Venture plant’s assets.

Equity in losses of joint ventures. The equity in losses of joint ventures for the six months ended December 31, 2011 relates to our 25% share of the losses incurred by the Yima Joint Ventures and our 50% share of the losses incurred by the SRS joint venture. The losses of the Yima Joint Ventures related to non-capitalizable costs incurred during the design and construction phase. The losses of the SRS joint venture related to development costs including the value of Midas’ contributed services, consulting and travel expenses.

Foreign currency gain. Foreign currency gains were $0.6 million for the six months ended December 31, 2011 compared to $0.5 million for the six months ended December 31, 2010. The foreign currency gains have resulted from the appreciation of the Renminbi Yuan relative to the U.S. dollar and are generated on U.S. dollar denominated shareholder loans payable by the ZZ Joint Venture.

Interest expense. Interest expense was $326,000 and $316,000 for the six month periods ended December 31, 2011 and 2010, respectively. Our interest expense relates primarily to the ZZ Joint Venture’s outstanding principal balance on its loan with ICBC.

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

As of December 31, 2011, we had approximately $24.4 million in cash and cash equivalents and approximately $18.7 million of working capital available to us. During the six months ended December 31, 2011, we used approximately $6.2 million in operating activities, $406,000 in investing activities, and $1.2 million in financing activities primarily for the scheduled semi-annual principal payment on the ZZ Joint Venture’s loan with ICBC. During the six months ended December 31, 2010, we used approximately $7.2 million in operating activities, $90,000 in investing activities, and $1.1 million in financing activities primarily for the scheduled semi-annual principal payment on the ZZ Joint Venture’s loan.

Share Purchase Agreement with ZJX

On March 31, 2011, we entered into a Share Purchase Agreement, or the Agreement, with China Energy Industry Holdings Group Co, Ltd., or China Energy, and Zhongjixuan Investment Management Company Ltd., or ZJX, pursuant to which we will issue on the closing date to China Energy 37,254,475 shares of our common stock, in exchange for approximately $83.8 million, or the Consideration. Within 20 business days after the accomplishment of the Milestone (as defined below), we shall further issue directly to China Energy an amount of shares of common stock which, when combined with the shares issued on the closing date, equals 60.0% of the outstanding common stock on a fully-diluted basis. In December 2011, we agreed to extend the closing period of the Agreement through March 31, 2012. The terms and conditions of the Agreement are summarized in Note 9 to the consolidated financial statements included herein.

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

Project Development

ZJX will use reasonable endeavours to create at least four project joint ventures, or the MJVs, in the areas of synthetic natural gas, methanol to gasoline; fertilizer; and electric power. Funding for each MJV is expected to be approximately RMB20 billion (approximately $3.2 billion based on the exchange rate as of December 31, 2011). Each MJV is expected to be funded with equity from a strategic investor plus project debt. We are anticipated to be part owner of each MJV through a targeted 35% carry provided by the strategic investor as part of our development of and provision of technology for the particular projects. ZJX will help us work with the strategic investors to obtain long term purchase commitments for each of the MJVs prior to the start of construction of each such project.

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

Other

We have included the $1.5 million payment paid to GTI in June 2009 toward future royalties due to GTI for the Yima Joint Ventures’ project as part of our investment in the Yima project. An additional future royalty payment of approximately $1.5 million will be due to GTI upon the commissioning of the gasifier equipment for the Yima project which is expected in early fiscal 2013.

Zao Zhuang Joint Venture

Joint Venture Agreement

On July 6, 2006, we entered into a cooperative joint venture contract with Shandong Hai Hua Coal & Chemical Company Ltd. (“Hai Hua”), which established Synthesis Energy Systems (Zao Zhuang) New Gas Company Ltd. (the “ZZ Joint Venture”), a joint venture company that has the primary purposes of (i) developing, constructing and operating a syngas production plant utilizing the U-GAS® technology in Zao Zhuang City, Shandong Province, China and (ii) producing and selling syngas and the various byproducts of the plant, including ash and elemental sulphur. We own 96.1% of the ZZ Joint Venture and Hai Hua owns the remaining 3.9%. We consolidate the results of the ZZ Joint Venture in our consolidated financial statements.

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

Since May 2011, Hai Hua has not paid the capacity fees owed to the ZZ Joint Venture. The unpaid amount totaled approximately $2.6 million as of December 31, 2011. The plant continued to operate and provide syngas to Hai Hua through September 2011 with the expectation that Hai Hua would pay the capacity fee. Hai Hua has paid other contractual obligations such as the energy fees and by-product sales due under the contract. We are continuing to work with Hai Hua on alternatives to resolve this issue. We did not recognize these capacity fee revenues and will not recognize any capacity fees until collection is reasonably assured. In late September 2011, both the Hai Hua methanol plant and the ZZ Joint Venture plant were shut down for scheduled maintenance and the ZZ Joint Venture plant has been kept idle while it develops its revised commercial arrangement with Hai Hua.

To date, Hai Hua has been unable to offtake the volume of syngas originally expected for the original plant design and as a result the plant has incurred operating losses. Because of these circumstances, the ZZ Joint Venture is working on various arrangements to increase the syngas offtake volume. Such arrangements involve a combination of technical improvements to Hai Hua’s methanol unit, as well as restructuring the current business arrangement to create an integrated syngas to methanol operation. In December 2011, we entered into a framework agreement with Hai Hua pursuant to which we and Hai Hua are working to complete a definitive agreement that will provide the basis for a fully integrated syngas to methanol operation. As currently planned, this will require approximately $6 million of additional capital, which we plan to fund from our ongoing financing initiatives in China. Once the definitive agreement is signed and the additional capital is received, the commercial work and physical integration work will begin. This work is expected to take about six months to complete and we will continue to keep the plant idle until this work is completed.

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

Construction of the Yima Joint Venture plant is ongoing and construction of the syngas production portion of the plant is expected to be complete during calendar 2012. Yima is planning to produce methanol as its first product as the methanol market in China continues to strengthen. Yima has also expressed their intent to modify the plant for glycol production. Although Yima is planning to produce methanol and glycol, additional syngas capacity will ultimately be required to support methanol and glycol production. We have indicated to Yima that we would be willing to support a scope change if both parties can agree upon appropriate modifications to the joint venture contracts that can improve our overall risk and return without requiring any additional capital investment from us. Yima’s project management team believes that the project’s syngas production facilities will be available during the third quarter of calendar 2012. The schedule for glycol production is currently awaiting government approvals. In addition, the Yima Joint Ventures are in discussions with a potential fuel gas off-take customer for the sale of the initial syngas production from the project. This would provide syngas sales until the syngas conversion to methanol or glycol is completed.

Yima is the project management leader for the project and has indicated their belief that a change in the scope of the project would not delay this schedule; however, the construction of the methanol portion of the plant is on hold pending the revisions for the possible glycol production. Based on the project’s current scope of methanol only, the current estimate of the total required capital of the project is approximately $250 million. The remaining capital for the project is to be provided by project debt to be obtained by the Yima Joint Ventures. Yima has agreed to guarantee the project debt and we expect this guarantee will allow debt financing to be obtained from domestic Chinese banking sources. We have agreed to pledge to Yima our ownership interests in the joint ventures as security for its obligations under any project guarantee. In the event that the debt financing is not obtained, Yima has agreed to provide a loan to the joint ventures to satisfy the remaining capital needs of the project with terms comparable to current market rates at the time of the loan.

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

•	Midas providing expertise to originate and execute the above projects;

•	us providing SRS with technology licenses and engineering development support for use in developing the joint integrated coal resource projects;

•	SRS being managed by a four person board of directors, two of which are appointed by us and two of which are appointed by Midas;

•

us agreeing to provide up to $2.0 million in funding to SRS, although it has the ability to discontinue funding at any point in time – as of December 31, 2011, we had funded approximately $0.4 million to SRS, and

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

Outlook

Our strategy is to create value by providing technology and equipment in regions where low rank coals and biomass feedstocks can be profitably converted into high value products through our proprietary U-GAS® fluidized bed gasification technology. We do this by providing a proprietary technology package whereby we license U-GAS® technology rights to third parties, deliver an engineered technology package and provide proprietary equipment components to customers who have contracted to own and operate projects. We anticipate that we can generate revenues through engineering and technical service fees, as well as licensing fees and royalties on products sold by our licensees that incorporate our proprietary technology without incurring the significant capital costs required to develop a plant. We also believe that our licensing activities will help advance our project development activities, which may allow us to make selective equity investments in such projects in the future and afford opportunities to develop integrated, modular product offerings. Additionally, we are continuing to improve our technology in ways we believe will enhance our ability to further develop our licensing activities.

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

We are pursuing possible U-GAS® licensing opportunities with third parties allowing us to build on our experience at the ZZ Joint Venture and our overall technological and engineering capabilities. We intend to place increased focus on development of licensing opportunities for our proprietary U-GAS® technology on a global basis with a particular focus on India, China, Australia and Africa due to large low rank coal resources present in these areas. Having access to such resources may lead to new commercial opportunities and greater cost and operating efficiencies in existing or planned projects. For example, we have continued to work with Ambre Energy on developing a preliminary gasification design to support Ambre’s development of a planned coal-to-liquids project in Queensland, Australia, called ambreCTL. Ambre intends to integrate our technical study with its engineering work on the overall ambreCTL project. In addition, we are continuing to progress our relationship with Zuari Industries in India to develop projects with our technology. SRS also recently entered into an agreement with Ncondezi Coal Company Limited for a three month study to determine the feasibility of mining and exporting up to 15 million tons per year of low volatile coal, in addition to Ncondezi’s export thermal grade coal resources, from Mozambique.

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

We believe our transaction with ZJX and China Energy when closed will further our business and strategic interests. We believe the transaction will allow us to leverage ZJX’s existing relationships with major Chinese companies, agencies, and institutions to raise additional capital and develop, permit, and construct additional projects, and to provide support to resolve any issues with our Yima Joint Ventures and ZZ Joint Venture projects, as well as other projects in China we may become involved in. If approved by our stockholders, the transaction will provide an immediate and substantial increase in our cash resources providing flexibility for our China business and the means to execute on portions of our business plan. We believe that the strengthened balance sheet resulting from the transaction and the show of support by a significant investor and partner will have a positive impact on our technology licensing business and help facilitate new commercial opportunities. Additionally, ZJX is prepared to assist us in securing long-term offtake contracts with several of China’s largest energy and commodity companies further enhancing our ability to finance our projects. In advance of the closing of the transactions, we have been working with ZJX to pursue opportunities that are intended to define their strategic collaboration post-closing, with a focus on SNG producing projects. We and ZJX have signed a Project Investment and Cooperation Agreement for joint development of an SNG project in Inner Mongolia and have an expression of intent from a Chinese state owned enterprise for SNG off-take. ZJX has been continuing to work with Yima in order to complete Yima’s investment into China Energy. As a result, the Agreement was extended through March 31, 2012 in order to allow time for Yima and its advisors to complete their due diligence and review of its proposed investment, including evaluating efficient structures for the proposed transactions.

We are actively pursuing new project partners to invest in our ongoing development efforts and are investigating possibly implementing a different project scope and end product for our Yima Joint Ventures and may possibly be expanding both the size and scope of our ZZ Joint Venture plant. Our Yima project is currently under construction and Yima is the project management leader for the project. Yima is planning to produce methanol as its first product as the methanol market in China continues to strengthen. Yima has indicated their intent to modify the existing project for glycol production. Although Yima is planning to produce methanol and glycol, additional syngas capacity will ultimately be required to support methanol and glycol production. We have indicated to Yima that we would be willing to support a scope change if both parties can agree upon appropriate modifications to the joint venture contracts that can improve our overall risk and return without requiring any additional capital investment from us. Yima’s project management team continues to believe that the project’s syngas production facilities will be available in the third quarter of calendar 2012. Although the schedule for glycol production is currently under evaluation, Yima is taking steps to connect the syngas production facility with their east and west coal chemical zones to provide an outlet for syngas sales prior to glycol production. In addition, if we decide to move forward with the restructuring, we would be entitled to receive contractual payments from Yima from Yima due to Yima’s decision to change the project’s end product and the associated delays in completing the project. We are continuing to have discussions with Yima to restructure the agreements as necessary to achieve these goals.

We believe that the ZZ Joint Venture plant has achieved significant success demonstrating U-Gas® technology as well as our technical and operating capabilities. We are of the view that by improving financial performance and reducing operating costs at the ZZ Joint Venture plant our overall financial performance can be improved. To date, Hai Hua has been unable to offtake the volume of syngas originally expected for the original plant design and as a result the plant has incurred operating losses. We do not foresee this situation changing significantly in the near term. Because of this, the ZZ Joint Venture is working on various arrangements to increase the syngas offtake volume. Such arrangements involve a combination of technical improvement to Hai Hua’s methanol unit, as well as restructuring the current business arrangement to create an integrated syngas to methanol operation. For example, in December 2011, we entered into a framework agreement with Hai Hua pursuant to which we and Hai Hua are working to complete a definitive agreement that will provide the basis for a fully integrated syngas to methanol operation. As currently planned, this will require approximately $6 million of additional capital, which we plan to fund from our ongoing financing initiatives in China. Once the definitive agreement is signed and the additional capital is received, the commercial work and physical integration work will begin. This work is expected to take about six months to complete and we will continue to keep the plant idle until this commercial work is completed. We are also evaluating alternative products and partnership structures for a possible expansion of the ZZ Joint Venture plant. The scope of the expansion is still under evaluation. We are in discussions with several potential partners on this expansion.

In addition, our successful commercial-scale demonstration at the ZZ Joint Venture plant using lignite coal from the Inner Mongolia region of China was a significant milestone for us and our U-GAS® technology as it demonstrated our ability to efficiently process lignite coal. As a result of the lignite demonstration, we have seen an increase in visits to our ZZ Joint Venture plant from potential customers and partners. We intend to continue to leverage our technological success to date at the ZZ Joint Venture in our ongoing business development efforts, including through further visits from senior executives of possible customers and partners, as well as government officials. Despite our work with Hai Hua on improving financial performance and reducing costs, Hai Hua has not made the capacity fee payments to the ZZ Joint Venture since April 2011 as described under “—Results of Operation.” The unpaid amount totals approximately $2.6 million as of December 31, 2011. Although we are continuing to work with Hai Hua on alternatives to resolve the issue, there can be no assurances that we will collect these amounts. In late September 2011, both the Hai Hua methanol plant and the ZZ Joint Venture plant were shut down for scheduled maintenance and, as noted above, the ZZ Joint Venture plant has been kept idle while it develops its revised commercial arrangement with Hai Hua.

We believe that there is currently a shift in the coal gasification business toward the use of low quality, and therefore low cost, coals for coal-to-energy and chemicals projects and we believe that China is a good example of this new direction in coal gasification. In China, coal prices for high quality coals have risen dramatically over the past few years and these high coal prices have had a very negative impact on the margins of current coal gasification projects. In order to fuel its energy needs, China today is moving toward even larger coal based projects, which include several large scale coal-to-methane or SNG projects, as compared to previous coal-to-chemical projects. Due to current encouragement from the Chinese government, we believe there is potential in China for several of these projects, some of which currently are in various stages of planning. We believe many of these projects will be located in regions where very low cost lignite coals can be made available reducing production costs of SNG and enhancing the profitability of these kinds of projects. As we have determined with testing at our ZZ Joint Venture plant, our technology has the unique ability to efficiently process lignite and thus we believe it is very desirable for projects of the type the Chinese government appears to support. As evidence of this, we are in discussions regarding several projects in Inner Mongolia where the provincial government is making coal resources available to the project owners which adds protection for the project from future coal cost increases, as well as potentially increasing project revenues. In addition, we have been continuing to work with Midas in identifying other sources of low quality coals around the world, primarily in Asia, to develop additional projects for SRS utilizing our technology. For example, as noted above, SRS recently entered into an agreement with Ncondezi Coal Company Limited for a three month study to determine the feasibility of mining and exporting up to 15 million tons per year of low volatile coal, in addition to Ncondezi’s export thermal grade coal resources, from Mozambique. In all of these types of projects, we believe that we have the opportunity to create more value from the U-GAS® technology than licensing alone could bring us.

Although we ultimately believe that we will be able to fully fund our China operations from our ongoing business activities in China, we expect to continue for a period of time to have negative operating cash flows until we can generate sufficient revenues from our licensing and related service projects, as well as from the ZZ Joint Venture, the Yima Joint Ventures and other projects which are under development, to cover our general and administrative expenses and other operating costs. In addition, if we are not able to complete the ZJX/China Energy transaction, we will need to aggressively pursue additional partners in China and may need to cut our operating expenses. We will also limit the development of any further projects until we have assurances that acceptable financing is available to complete the project. Despite this, we will continue to pursue the development of selective projects with strong and credible partners or off-takers where we believe equity and debt can be raised or where we believe we can attract a financial partner to participate in the project.

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

ZZ Joint Venture Plant Impairment Analysis

Due to the economic trends that have significantly affected commodity prices including methanol, Hai Hua’s refusal to pay capacity fees owed to the ZZ Joint Venture and the ZZ Joint Venture plant’s operating losses to-date, we believed an impairment assessment of the ZZ Joint Venture plant was warranted as of December 31, 2011. We performed an analysis of the ZZ Joint Venture plant and determined that these assets were not impaired based upon our estimated cash flow projections for the plant. Such estimated cash flow projections were based on the completion of the ongoing negotiations between us and Hai Hua to restructure and expand the project from an integrated syngas to a methanol operation. This restructuring would include a combination of technical improvements being made to Hai Hua’s methanol unit allowing for increased syngas off-take and other repairs and improvements being made to the plant enabling more efficient joint production of methanol. Additionally, we have assumed that the profits from sales of methanol would first be used to reimburse the ZZ Joint Venture’s costs to make these repairs and improvements during the fiscal years ending June 30, 2013 and 2014, and profits would then be shared equally between the parties starting in fiscal year 2014. If we are not successful in restructuring the joint venture or otherwise improving the ZZ Joint Venture’s profitability, or if our estimated cash flow projections for these assets decrease, the ZZ Joint Venture plant could become impaired.

Yima Joint Venture Plant Impairment Analysis

Because construction of the syngas production portion of the plant is expected to be complete during calendar 2012 and we have continued to make progress in our discussions with Yima to restructure the agreements as necessary to achieve Yima’s goals, and because of the progress being made by the Yima Joint Ventures in finding a customer for syngas production during the restructuring of the project, we did not believe that an impairment assessment of our investment in the Yima Joint Ventures’ project was warranted as of December 31, 2011.

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

Recently Issued Accounting Standards

In June 2011, the FASB issued new guidance on the presentation of comprehensive income. The new guidance allows an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders equity. This new guidance is effective for fiscal years beginning after December 15, 2011, although the provision of the new guidance which requires reclassifications out of comprehensive income be shown separately in the financial statements has been deferred to allow the FASB to reconsider alternatives. We plan to adopt these requirements effective July 1, 2012.

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

Interest rate risk

We are exposed to interest rate risk through our loan with ICBC. Interest under this loan is adjusted annually based upon the standard rate announced each year by the People’s Bank of China. As of December 31, 2011, the applicable interest rate was 6.6%. We could also be exposed to the risk of rising interest rates through our future borrowing activities. This is an inherent risk as borrowings mature and are renewed at then current market rates. The extent of this risk as to our ICBC loan, or any future borrowings, is not quantifiable or predictable because of the variability of future interest rates.

Customer credit risk

When our projects other than the ZZ Joint Venture plant progress to commercial production, we will be exposed to the risk of financial non-performance by customers. To manage customer credit risk, we intend to monitor credit ratings of customers and seek to minimize exposure to any one customer where other customers are readily available. As of December 31, 2011, Hai Hua, a related party, is our only customer for syngas sales and as such, we are exposed to significant customer credit risk due to this concentration. In addition, as described under “—Results of Operation,” Hai Hua has not made the capacity fee payments to the ZZ Joint Venture since April 2011. The unpaid amount totals approximately $2.6 million as of

December 31, 2011. Although we are continuing to work with Hai Hua on alternatives to resolve the issue, there can be no assurances that we will collect these amounts. Our revenue and results of operations would be adversely affected if Hai Hua continues to not pay the capacity fee or if we are otherwise unable to retain Hai Hua as a customer and secure new customers. Hai Hua’s failure to make capacity fee payments lead us to shut down the ZZ Joint Venture plant in late September 2011 and, as described above under “– Liquidity and Capital Resources – Zao Zhaong Joint Venture,” it will continue to be shut down for a period of time until we are able to either find an alternative purchaser of our production or a different use for the plant.

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

Our management, with the participation of the Chief Executive Officer and the Chief Accounting Officer, assessed the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2011. Based upon that evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2011.

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

Our management, with the participation of the Chief Executive Officer and the Chief Accounting Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2011 based on criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, management has concluded that we did maintain effective internal control over financial reporting as of December 31, 2011.

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

In September 2008, we were named as one of a number of defendants in a lawsuit filed in the U.S. District Court for the Central District of California, Southern Division, by Igor Olenicoff, one of our former stockholders, and a company he controls. Also named were Timothy E. Vail (our former CEO and a former director), David Eichinger (our former CFO), and another one of our former directors (collectively, we, Mr. Vail, Mr. Eichinger and the director are referred to as the “SES Defendants”), as well as UBS AG, Union Charter Ltd., and other persons who allegedly managed Mr. Olenicoff’s investments outside the U.S. The SES Defendants have been named in this lawsuit based primarily upon allegations that one of our former stockholders, Teflomi Trade & Trust, Inc., was a shell company formed for the purposes of holding Mr. Olenicoff’s assets overseas, and that the SES Defendants allegedly had knowledge of this arrangement. The claims initially asserted against the SES Defendants included, among others, securities fraud in violation of Rule 10b-5 under the Securities Act and the California state law equivalent, violations of the Racketeer Influenced and Corrupt Organizations Act, or RICO, common law fraud and negligent misrepresentation, breach of fiduciary duty, conspiracy and unfair business practices. On the SES Defendants’ motion, on July 31, 2009, the court issued an order dismissing the securities fraud claims as to each of the SES Defendants and the common law fraud, negligent misrepresentation claim and breach of fiduciary duty claims as to us, Mr. Vail and Mr. Eichinger. The court determined that certain other claims, including RICO, conspiracy and unfair business practices, were sufficiently pled and could proceed at this stage. Plaintiffs were given leave to amend and, on August 24, 2009, filed an amended complaint attempting to replead their securities fraud claims, and alleged a new claim for violation of the Uniform Commercial Code (the “UCC”). In response, on September 23, 2009, the SES Defendants filed a motion to dismiss the securities fraud and UCC claims. The court heard oral argument on the SES Defendants’ motion to dismiss, and on various other defendants’ motions to dismiss, on November 9, 2009. On March 16, 2010, the court issued an order on the pending motions to dismiss, dismissing the securities fraud and UCC claims as to each of the SES Defendants. Thus, the claims that remain as to the SES Defendants collectively include violations of RICO, RICO conspiracy, unfair business practices, conversion and civil conspiracy; the claims that remain as to the individually named director include fraudulent misrepresentation, constructive fraud, negligent misrepresentation and breach of fiduciary duty. The SES Defendants filed their answer to these claims on April 22, 2010. The parties are currently engaged in discovery related to those claims the court has allowed to remain in the case. Additionally, on August 15, 2011, the SES Defendants filed a motion for summary judgment or, in the alternative, summary adjudication as to each of the claims remaining against them, collectively, and the individually named director, separately. On October 18, 2011, the court issued an order denying this motion. The court also recently continued the trial date to May 8, 2012. The SES Defendants believe the claims alleged against them to be without merit and intend to continue to vigorously defend all claims which proceed to trial. We believe that the likelihood of a material loss resulting from this matter is remote. On January 17, 2012, the SES Defendants reached an agreement with Plaintiffs to settle this dispute. The parties are in process of finalizing settlement agreements.

Item 1A. Risk Factors.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. All statements other than statements of historical fact are forward-looking statements. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected. Among those risks, trends and uncertainties are our early stage of development, our estimate of the sufficiency of existing capital sources, our ability to successfully develop our licensing business, our ability to raise additional capital to fund cash requirements for future investments and operations, our ability to reduce operating costs, the limited history and viability of our technology, the effect of the current international financial crisis on our business, commodity prices and the availability and terms of financing opportunities, our results of operations in foreign countries and our ability to diversify, our ability to maintain production from our first plant in the ZZ Joint Venture, our ability to complete the expansion of the Zao Zhuang project, our ability to obtain the necessary approvals and permits for our Yima project and other future projects, our estimated timetables for achieving mechanical completion and commencing commercial operations for the Yima project, our ability to negotiate the terms of the conversion of the Yima project from methanol to glycol, the sufficiency of internal controls and procedures and the ability of SES to grow its business as a result of the China Energy and Zuari transactions as well as its joint venture with Midas Resource Partners. Although we believe that in making such forward-looking statements our expectations are based upon reasonable assumptions, such statements may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. We cannot assure you that the assumptions upon which these statements are based will prove to have been correct.

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

Item 6. Exhibits

Number	Description of Exhibits

10.1	Letter Agreement dated December 30, 2011 between Synthesis Energy Systems, Inc., Zhongjixuan Investment Management Company Ltd. and China Energy Industry Holdings Group Co., Ltd. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 30, 2011).

31.1*	Certification of Chief Executive Officer of Synthesis Energy Systems, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer of Synthesis Energy Systems, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer of Synthesis Energy Systems, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2*	Certification of Chief Financial Officer of Synthesis Energy Systems, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNTHESIS ENERGY SYSTEMS, INC.

Date: February 13, 2012	By:	/s/ Robert Rigdon
Robert Rigdon
President and Chief Executive Officer

Date: February 13, 2012	By:	/s/ Kevin Kelly
Kevin Kelly
Chief Accounting Officer, Controller and Secretary