Form 10-Q
period 2012-03-31
SYNTHESIS ENERGY SYSTEMS INC
filed 2012-05-14
CIK 1375063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

N/A

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐     No   ☒

As of May 11, 2012 there were 52,022,251 shares of the registrant’s common stock, par value $.01 per share, outstanding.

Page

PART 1. Financial Information

Item 1. Financial Statements	1

Consolidated Balance Sheets as of March 31, 2012 and June 30, 2011 (unaudited)	1

Consolidated Statements of Operations for the Three Months Ended March 31, 2012 and 2011 (unaudited)	2

Consolidated Statements of Operations for the Nine Months Ended March 31, 2012 and 2011 and the period from November 4, 2003 (inception) to March 31, 2012 (unaudited)	3

Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2012 and 2011 and the period from November 4, 2003 (inception) to March 31, 2012 (unaudited)	4

Consolidated Statements of Equity for the period from November 4, 2003 (inception) to March 31, 2012 (unaudited)	5

Notes to the Consolidated Financial Statements (unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3. Quantitative and Qualitative Disclosure about Market Risk	35

Item 4. Controls and Procedures	36

PART II. Other Information

Item 1. Legal Proceedings	37

Item 1A. Risk Factors	38

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 3. Defaults Upon Senior Securities	39

Item 4. Mine Safety Disclosures	39

Item 5. Other Information	39

Item 6. Exhibits	41

i

PART I

Item 1. Financial Statements

SYNTHESIS ENERGY SYSTEMS, INC.

(A Development Stage Enterprise)

Consolidated Balance Sheets

(In thousands, except per share amount)

(Unaudited)

	March 31, 2012	June 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$19,846	$32,176
Accounts receivable	137	2,574
Prepaid expenses and other currents assets	2,151	1,382
Inventory	948	913

Total current assets	23,082	37,045
Property, plant and equipment, net	34,019	35,183
Intangible asset, net	1,145	1,226
Investment in Yima joint ventures	33,773	33,520
Other long-term assets	3,988	3,000

Total assets	$96,007	$109,974

LIABILITIES AND EQUITY
Current liabilities:
Accrued expenses and accounts payable	$6,586	$6,113
Deferred revenue	984	—
Current portion of long-term bank loan	2,447	2,380

Total current liabilities	10,017	8,493
Long-term bank loan	2,383	4,697

Total liabilities	12,400	13,190
Equity:
Common stock, $0.01 par value: 200,000 shares authorized: 51,017 and 50,850 shares issued and outstanding, respectively	510	509
Additional paid-in capital	205,776	205,055
Deficit accumulated during development stage	(126,858)	(111,912)
Accumulated other comprehensive income	5,035	3,848

Total stockholders’ equity	84,463	97,500
Noncontrolling interests in subsidiaries	(856)	(716)

Total equity	83,607	96,784

Total liabilities and equity	$96,007	$109,974

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.

(A Development Stage Enterprise)

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Revenue:
Product sales and other — related parties	$—	$2,626
Technology licensing and related services	100	506

Total revenue	100	3,132

Costs and Expenses:
Costs of sales and plant operating expenses	246	2,384
General and administrative expenses	3,638	3,329
Project and technical development expenses	64	58
Stock-based compensation expense	348	312
Depreciation and amortization	622	653

Total costs and expenses	4,918	6,736

Operating loss	(4,818)	(3,604)

Non-operating (income) expense:
Equity in losses of joint ventures	410	60
Foreign currency gains	(2)	(223)
Interest income	(15)	(41)
Interest expense	140	196

Net loss	(5,351)	(3,596)
Net (income) loss attributable to noncontrolling interests	(9)	37

Net loss attributable to stockholders	$(5,360)	$(3,559)

Net loss per share:
Basic and diluted	$(0.11)	$(0.07)

Weighted average common shares outstanding:
Basic and diluted	50,864	48,429

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.

(A Development Stage Enterprise)

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

			November 4, 2003
	Nine Months Ended		(inception) to
	March 31,		March 31,
	2012	2011	2012
Revenue:
Product sales and other — related parties	$2,121	$6,622	$21,511
Technology licensing and related services	571	1,013	2,549
Other	86	—	607

Total revenue	2,778	7,635	24,667

Costs and Expenses:
Costs of sales and plant operating expenses	4,330	6,254	31,915
General and administrative expenses	9,709	9,646	71,849
Project and technical development expenses	192	187	11,475
Asset impairment losses	—	—	9,075
Stock-based compensation expense	707	577	21,701
Depreciation and amortization	1,903	1,983	11,534

Total costs and expenses	16,841	18,647	157,549

Operating loss	(14,063)	(11,012)	(132,882)

Non-operating (income) expense:
Equity in losses of joint ventures	1,244	286	1,647
Foreign currency gains	(617)	(719)	(2,422)
Interest income	(78)	(132)	(3,125)
Interest expense	466	512	3,183

Net loss	(15,078)	(10,959)	(132,165)
Net loss attributable to noncontrolling interests	132	96	5,307

Net loss attributable to stockholders	$(14,946)	$(10,863)	$(126,858)

Net loss per share:
Basic and diluted	$(0.29)	$(0.22)	$(3.35)

Weighted average common shares outstanding:
Basic and diluted	50,861	48,403	37,813

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.

(A Development Stage Enterprise)

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

			November 4, 2003
	Nine Months Ended		(inception) to
	March 31,		March 31,
	2012	2011	2011
Cash flows from operating activities:
Net loss	$(15,078)	$(10,959)	$(132,165)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	707	577	21,701
Depreciation of property, plant and equipment	1,737	1,818	10,301
Amortization of intangible and other assets	166	165	1,233
Equity in losses of joint ventures	1,244	286	1,647
Foreign currency gains	(617)	(719)	(2,422)
(Gain) loss on disposal of property, plant and equipment	(12)	—	141
Asset impairment losses	—	—	9,075
Changes in operating assets and liabilities:
Accounts receivable	2,508	168	63
Prepaid expenses and other current assets	(737)	254	(1,424)
Inventory	(8)	(164)	(866)
Other long-term assets	(580)	(13)	(1,220)
Accrued expenses, accounts payable and deferred revenue	1,360	(2,272)	1,926

Net cash used in operating activities	(9,310)	(10,859)	(92,010)

Cash flows from investing activities:
Capital expenditures	(50)	(55)	(38,080)
Equity investment in joint ventures	(520)	—	(31,308)
Purchase of marketable securities	—	—	(45,000)
Redemption of marketable securities	—	—	45,000
GTI license royalty – Yima joint ventures	—	—	(1,500)
ExxonMobil license royalty	—	—	(1,250)
Proceeds from sale of fixed assets	—	—	7
Restricted cash – redemptions of certificates of deposit	—	—	(50)
Amendment to GTI license rights	—	—	(500)
Purchase of land use rights	—	—	(1,896)
Receipt of Chinese governmental grant	—	—	556
Project prepayments	—	—	(3,210)

Net cash used in investing activities	(570)	(55)	(77,231)

Cash flows from financing activities:
Payments on long-term bank loan	(2,435)	(2,351)	(9,307)
Proceeds from long-term bank loan	—	—	12,081
Proceeds from exercise of (repurchase of) stock options, net	(30)	105	921
Proceeds from issuance of common stock, net	—	—	179,969
Prepaid interest	—	—	(276)
Financing costs	—	—	(143)
Contributions from noncontrolling interest partners	—	—	4,456
Loans from shareholders	—	—	11

Net cash provided by (used in) financing activities	(2,465)	(2,246)	187,712

Net increase (decrease) in cash	(12,345)	(13,160)	18,471
Cash and cash equivalents, beginning of period	32,176	42,573	—
Effect of exchange rates on cash	15	10	1,375

Cash and cash equivalents, end of period	$19,846	$29,423	$19,846

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.

(A Development Stage Enterprise)

Consolidated Statement of Equity

(In thousands)

	Common Stock			Deficit Accumulated During the	Accumulated Other	Non-
	Shares	Common Stock	Additional Paid-in Capital	Development Stage	Comprehensive Income	controlling Interest	Total
Balance at November 4, 2003 (inception)	100,000	$—	$—	$—	$—	$—	$—
Net loss for the period November 4, 2003 to June 30, 2004	—	—	—	—	—	—	—

Balance at June 30, 2004	100,000	—	—	—	—	—	—

Shares Forfeited in Merger	(94,000)	—	—	—	—	—	—
Shares Issued in Merger	21,000	—	—	—	—	—	—
Net loss	—	—	—	(358)	—	—	(358)
Investor contributions	—	264	236	—	—	—	500
Conversion of debt to equity	—	6	5	—	—	—	11
Net proceeds from private placement offering	1,030	10	2,474	—	—	—	2,484

Balance at June 30, 2005	28,030	280	2,715	(358)	—	—	2,637

Net loss	—	—	—	(5,183)	—	—	(5,183)
Net proceeds from private placement offering	970	10	2,378	—	—	—	2,388
Stock-based compensation	—	—	3,043	—	—	—	3,043
Adjustment related to return of shares	(4,353)	(44)	44	—	—	—	—

Balance at June 30, 2006	24,647	246	8,180	(5,541)	—	—	2,885

Net loss	—	—	—	(13,142)	—	(37)	(13,179)
Currency translation adjustment	—	—	—	—	175	—	175

Comprehensive loss	—	—	—	—	—	—	(13,004)
Contributions from noncontrolling interest partners	—	—	—	—	—	492	492
Net proceeds from private placement offering	3,346	34	16,126	—	—	—	16,160
Stock-based compensation	—	—	6,608	—	—	—	6,608
Shares issued for amended GTI license	191	2	1,374	—	—	—	1,376
Shares issued upon option exercise by Union Charter Financial	2,000	20	4,980	—	—	—	5,000
Stock grants to employees	4	—	33	—	—	—	33

Balance at June 30, 2007	30,188	302	37,301	(18,683)	175	455	19,550

Net loss	—	—	—	(27,442)	—	(610)	(28,052)
Currency translation adjustment	—	—	—	—	1,390	—	1,390

Comprehensive loss	—	—	—	—	—	—	(26,662)
Contributions from noncontrolling interest partners	—	—	—	—	—	3,124	3,124
Stock-based compensation	—	—	6,010	—	—	—	6,010
Exercise of stock options	92	1	564	—	—	—	565
Shares issued for GTI reservation use fee	278	3	2,497	—	—	—	2,500
Shares issued in public offerings	17,451	174	148,226	—	—	—	148,400
Stock grants to employees	2	—	19	—	—	—	19

Balance at June 30, 2008	48,011	480	194,617	(46,125)	1,565	2,969	153,506

Net loss	—	—	—	(28,576)	—	(703)	(29,279)
Currency translation adjustment	—	—	—	—	33	11	44

Comprehensive loss	—	—	—	—	—	—	(29,235)
Public offering costs	—	—	(107)	—	—	—	(107)
Stock-based compensation	—	—	1,869	—	—	—	1,869
Exercise of stock options	107	1	62	—	—	—	63

Balance at June 30, 2009	48,118	481	196,441	(74,701)	1,598	2,277	126,096

Net loss	—	—	—	(21,748)	—	(3,667)	(25,415)
Currency translation adjustment	—	—	—	—	237	1	238

Comprehensive loss	—	—	—	—	—	—	(25,177)
Contributions from noncontrolling interest partners	—	—	—	—	—	839	839
Stock-based compensation	—	—	2,179	—	—	—	2,179
Exercise of stock options	219	2	100	—	—	—	102

Balance at June 30, 2010	48,337	483	198,720	(96,449)	1,835	(550)	104,039

Net loss	—	—	—	(15,463)	—	(157)	(15,620)
Currency translation adjustment	—	—	—	—	2,013	(9)	2,004

Comprehensive loss	—	—	—	—	—	—	(13,616)
Stock-based compensation	—	—	1,203	—	—	—	1,203
Exercise of stock options	291	4	166	—	—	—	170
Net proceeds from issurance of common stock	2,222	22	4,966	—	—	—	4,988

Balance at June 30, 2011	50,850	509	205,055	(111,912)	3,848	(716)	96,784

Net loss	—	—	—	(14,946)	—	(132)	(15,078)
Currency translation adjustment	—	—	—	—	1,187	(8)	1,179

Comprehensive loss	—	—	—	—	—	—	(13,899)
Stock-based compensation	147	—	707	—	—	—	707
Exercise of stock options	20	1	14	—	—	—	15

Balance at March 31, 2012	51,017	$510	$205,776	$(126,858)	$5,035	$(856)	$83,607

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

(b)	Basis of presentation and principles of consolidation

The consolidated financial statements for the periods presented are unaudited and reflect all adjustments, consisting of normal recurring items, which management considers necessary for a fair statement. Operating results for the nine months ended March 31, 2012 are not necessarily indicative of results to be expected for the fiscal year ending June 30, 2012.

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

The following tables provide additional information on the ZZ Joint Venture’s assets and liabilities as of March 31, 2012 and June 30, 2011 which are consolidated within the Company’s consolidated balance sheets (in thousands):

	March 31, 2012
	Consolidated	ZZ Joint Venture (1)	% (2)
Current assets	$23,082	$1,687	7%
Long-term assets	72,925	37,063	51%

Total assets	$96,007	$38,750	40%

Current liabilities	$10,017	$3,800	38%
Long-term liabilities	2,383	2,383	100%
Equity	83,607	32,567	39%

Total liabilities and equity	$96,007	$38,750	40%

	June 30, 2011
	Consolidated	ZZ Joint Venture (1)	% (2)
Current assets	$37,045	$3,767	10%
Long-term assets	72,929	36,936	51%

Total assets	$109,974	$40,703	37%

Current liabilities	$8,493	$3,486	41%
Long-term liabilities	4,697	4,697	100%
Equity	96,784	32,520	34%

Total liabilities and equity	$109,974	$40,703	37%

(1)	Amounts reflect information for ZZ Joint Venture and exclude intercompany items.
(2)	ZZ Joint Venture’s percentage of the amount on the Company’s consolidated balance sheets.

The Company has determined that the Yima Joint Ventures are VIEs and that Yima, the joint venture partner, is the primary beneficiary since Yima has a 75% ownership interest in the Yima Joint Ventures and has the power to direct the activities of the VIE that most significantly influence the VIE’s performance.

The Company has determined that the GC Joint Venture is a VIE and has determined that it is the primary beneficiary since the Company has a 51% ownership interest in the GC Joint Venture and since there are no qualitative factors that would preclude the Company from being deemed the primary beneficiary. The Company consolidates the GC Joint Venture in its consolidated financial statements; however, as of March 31, 2012 and June 30, 2011, there were no significant assets or liabilities within the GC Joint Venture.

The Company has determined that SES Resource Solutions, Ltd. (“SRS”) that was formed in June 2011 is a VIE and that neither the Company nor Midas Resources AG control SRS since each have a 50% ownership interest in SRS and the control, risks and benefits of SRS are shared equally. SRS had no assets or liabilities as of March 31, 2012 or June 30, 2011.

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

The Company’s financial assets and liabilities are classified based on the lowest level of input that is significant for the fair value measurement. The following table summarizes the valuation of the Company’s financial assets and liabilities by pricing levels, as of March 31, 2012 and June 30, 2011 (in thousands):

	March 31, 2012
	Level 1	Level 2		Level 3	Total
Assets:
Certificates of deposit	$—	$50	(1)	$—	$50
Money market funds	—	18,946	(2)	—	18,946

Liabilities:
Long-term bank loan	—	4,830	(3)	$—	4,830

	June 30, 2011
	Level 1	Level 2		Level 3	Total
Assets:
Certificates of Deposit	$—	$50	(1)	$—	$50
Money Market Funds	—	29,372	(2)	—	29,372

Liabilities:
Long-term bank loan	—	7,077	(3)	—	7,077

(1)	Amount included in current assets on the Company’s consolidated balance sheets.
(2)	Amount included in cash and cash equivalents on the Company’s consolidated balance sheets.
(3)	Amount comprised of current and long-term portion of bank loan on the Company’s consolidated balance sheets.

The carrying values of the certificates of deposit, money market funds and long-term debt approximate fair value, which was estimated using quoted market prices for those or similar investments. The carrying value of the Company’s other financial instruments, including accounts receivable and accounts payable, approximate their fair values.

(f)	Comprehensive income (loss)

The Company’s comprehensive income (loss) was as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Net loss, as reported	$(5,351)	$(3,596)	$(15,078)	$(10,959)
Unrealized foreign currency translation adjustment	62	404	1,179	1,448

Comprehensive loss	(5,289)	(3,192)	(13,899)	(9,511)
Less comprehensive (gain) loss attributable to noncontrolling interests	(8)	37	140	96

Comprehensive loss attributable to the Company	$(5,297)	$(3,155)	$(13,759)	$(9,415)

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

Effective as of January 1, 2012, the Company adopted the revised fair value disclosure requirements. The impact to the Company’s fair value disclosures was not significant.

Note 3 – Current Projects

Zao Zhuang Joint Venture

Joint Venture Agreement

On July 6, 2006, the Company entered into a cooperative joint venture contract with Shandong Hai Hua Coal & Chemical Company Ltd. (“Hai Hua”), which established Synthesis Energy Systems (Zao Zhuang) New Gas Company Ltd. (the “ZZ Joint Venture”), a joint venture company that has the primary purposes of (i) developing, constructing and operating a syngas production plant utilizing the U-GAS® technology in Zao Zhuang City, Shandong Province, China and (ii) producing and selling syngas and the various byproducts of the plant, including ash and elemental sulphur. The Company owns 96.9% of the ZZ Joint Venture and Hai Hua owns the remaining 3.1%. The Company consolidates the results of the ZZ Joint Venture in its consolidated financial statements.

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

Since May 2011, Hai Hua has not paid the capacity fees owed to the ZZ Joint Venture. The unpaid amount totaled approximately $3.6 million as of March 31, 2012. The plant continued to operate and provide syngas to Hai Hua through September 2011 with the expectation that Hai Hua would pay the capacity fee. Hai Hua has paid other contractual obligations such as the energy fees and by-product sales due under the contract. The Company is continuing to work with Hai Hua on alternatives to resolve this issue. The Company did not recognize these capacity fee revenues and will not recognize any capacity fees until collection is reasonably assured. In late September 2011, both the Hai Hua methanol plant and the ZZ Joint Venture plant were shut down for scheduled maintenance and the ZZ Joint Venture plant has been kept idle while the ZZ Joint Venture develops its revised commercial arrangement with Hai Hua.

To date, Hai Hua has been unable to offtake the volume of syngas originally expected for the original plant design and as a result the plant has incurred operating losses. Because of these circumstances, the ZZ Joint Venture is working on various arrangements to increase the syngas offtake volume. Such arrangements involve a combination of technical improvements to Hai Hua’s methanol unit, as well as restructuring the current business arrangement to create an integrated syngas to methanol operation. In December 2011, the Company entered into a framework agreement with Hai Hua pursuant to which the Company and Hai Hua are working to complete a definitive agreement that will provide the basis for a fully integrated syngas to methanol operation. The Company has yet to close this definitive agreement with Hai Hua primarily due to 50% of Hai Hua now being acquired by another Chinese state-owned enterprise. Hai Hua has indicated that they are still committed to close the definitive agreement with the Company in the next two months after the investment by that state-owned company is concluded by executing a signed memorandum of understanding with the Company in early May 2012.

As currently planned, this will require approximately $6 million of additional capital, which the Company plans to fund from its ongoing financing initiatives in China. Once the definitive agreement is signed and the additional capital is received, the commerical work and physical integration work will begin. This work is expected to take about six months to complete and the Company will continue to keep the plant idle until this work is completed. In March 2012, Hai Hua advanced approximately $1.0 million to the ZZ Joint Venture towards future costs of the revised commercial arrangement.

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

Loan Agreement

On March 22, 2007, the ZZ Joint Venture entered into a seven-year loan agreement and received $12.6 million of loan proceeds pursuant to the terms of a Fixed Asset Loan Contract with the Industrial and Commercial Bank of China (“ICBC”) to complete the project financing for the ZZ Joint Venture. Key terms of the Fixed Asset Loan Contract with ICBC are as follows:

•	Term of the loan is seven years from the commencement date (March 22, 2007) of the loan;

•	Interest is adjusted annually based upon the standard rate announced each year by the People’s Bank of China, and as of March 31, 2012, the applicable interest rate was 6.6% and is payable monthly;

•	Principal payments of RMB 7.7 million (approximately $1.2 million based on current currency exchange rates) are due in March and September of each year ending on March 31, 2014;

•	Hai Hua is the guarantor of the entire loan;

•	Assets of the ZZ Joint Venture are pledged as collateral for the loan;

•	Covenants include, among other things, prohibiting pre-payment without the consent of ICBC and permitting ICBC to be involved in the review and inspection of the ZZ Joint Venture plant; and

•	Subject to customary events of default which, should one or more of them occur and be continuing, would permit ICBC to declare all amounts owing under the contract to be due and payable immediately.

As of March 31, 2012, the ZZ Joint Venture was in compliance with all covenants and obligations under the Fixed Asset Loan Contract.

Impairment Assessment

Due to the economic trends that have significantly affected commodity prices including methanol, Hai Hua’s refusal to pay capacity fees owed to the ZZ Joint Venture and the ZZ Joint Venture plant’s operating losses to-date, the Company believed an impairment assessment of the ZZ Joint Venture plant was warranted as of March 31, 2012. The Company performed an analysis of the ZZ Joint Venture plant and determined that these assets were not impaired based upon management’s estimated cash flow projections for the plant. Such estimated cash flow projections were based on the completion of the ongoing negotiations between the Company and Hai Hua to restructure the current business arrangement to create an integrated syngas to methanol operation. This restructuring would include a combination of technical improvements being made to Hai Hua’s methanol unit allowing for increased syngas off-take and other repairs and improvements being made to the plant enabling more efficient joint production of methanol. Additionally, the Company has assumed that the profits from sales of methanol would first be used to reimburse the ZZ Joint Venture’s costs to make these repairs and improvements during the fiscal years ending June 30, 2013 and 2014, and profits would then be shared equally between the parties starting in fiscal year 2014. If the Company is not successful in restructuring the joint venture or otherwise improving the ZZ Joint Venture’s profitability, or if management’s estimated cash flow projections for these assets decrease, the ZZ Joint Venture plant could become impaired.

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

Construction of the Yima Joint Venture plant is ongoing and construction of the syngas production portion of the plant is expected to be complete during calendar 2012. Yima is planning to produce methanol as its first product as the methanol market in China continues to strengthen. Yima’s project management team believes that the project’s syngas production facilities will be ready to start-up during the third quarter of calendar 2012 and that methanol production will be ready to start-up in the fourth quarter of calendar 2012. In addition, the Yima Joint Ventures are in discussions with a potential fuel gas off-take customer for the sale of the initial syngas production from the project. This would provide syngas sales until the syngas conversion to methanol is completed. The Yima Joint Ventures are no longer considering a modification to the plant to produce glycol.

Based on the project’s current scope of methanol only, the current estimate of the total required capital of the project is approximately $250 million. The remaining capital for the project is to be provided by project debt to be obtained by the Yima Joint Ventures. Yima has agreed to guarantee the project debt in order to secure debt financing from domestic Chinese banking sources. The Company has agreed to pledge to Yima its ownership interests in the joint ventures as security for its obligations under any project guarantee. In the event that the necessary additional debt financing is not obtained, Yima has agreed to provide a loan to the joint ventures to satisfy the remaining capital needs of the project with terms comparable to current market rates at the time of the loan.

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

The following table presents summarized unconsolidated financial information for the Yima Joint Ventures (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
Income statement data:	2012	2011	2012	2011
Revenue	$—	$—	$—	$—
Operating loss	(988)	(497)	(3,061)	(1,533)
Net loss	(870)	(241)	(2,581)	(1,144)

Balance sheet data:	March 31, 2012	June 30, 2011
Current assets	$64,485	$64,120
Noncurrent assets	152,044	75,096
Current liabilities	28,802	10,916
Noncurrent liabilities	58,414	—

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

•

the Company agreeing to provide up to $2.0 million in funding to SRS, although it has the ability to discontinue funding at any point in time – as of March 31, 2012, the Company had funded approximately $0.6 million to SRS; and

•	revenue and profits are equally divided between the joint venture partners.

The Company’s investment in SRS is accounted for using the equity method. SRS has no assets or liabilities as amounts are funded by the Company as costs are incurred. The following table presents summarized unconsolidated income statement data for SRS (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
Income statement data:	2012	2010	2012	2010
Revenue	$—	$—	$—	$—
Operating loss	(386)	—	(1,202)	—
Net loss	(386)	—	(1,202)	—

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

Note 5 – Stock-Based Compensation

The Company has outstanding stock option and restricted stock awards granted under the Company’s Amended and Restated 2005 Incentive Plan, as amended (the “Plan”) exercisable for shares of common stock. As of March 31, 2012, 261,533 shares were authorized for future issuance pursuant to the Plan and $0.8 million of estimated expense with respect to unvested stock-based awards was yet to be recognized.

In March 2012, the Compensation Committee of the Company’s Board of Directors authorized the issuance of 146,668 shares of restricted stock to the Company’s independent non-employee directors as consideration for director fees. The restricted stock vests over calendar year 2012 and the fair value of the restricted stock was based on the market value as of the date of the awards. The amount of unnvested restricted stock outstanding was as follows:

Shares of Restricted Stock
Nonvested at June 30, 2011	—
Granted	146,668
Vested	(36,668)

Nonvested at March 31, 2012	110,000

Stock option activity during the nine months ended March 31, 2012 was as follows:

Shares of Common Stock Underlying Stock Options
Outstanding at June 30, 2011	6,563,344
Granted	323,982
Exercised	(20,312)
Forfeited	(41,813)

Outstanding at March 31, 2012	6,825,201

Exercisable at March 31, 2012	5,544,477

The fair values for the stock options granted during the nine months ended March 31, 2012 were estimated at the date of grant using a Black-Scholes-Morton option-pricing model with the following weighted-average assumptions.

Risk-free rate of return	1.35%
Expected life of award	6.25 years
Expected dividend yield	0.00%
Expected volatility of stock	107%
Weighted-average grant date fair value	$1.36

Note 6 – Net Loss Per Share

Historical net loss per share of common stock is computed using the weighted average number of shares of common stock outstanding. Basic loss per share excludes dilution and is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Stock options and unvested restricted stock are the only potential dilutive share equivalents the Company has outstanding for the periods presented. For the nine months ended March 31, 2012 and 2011 and the period from November 4, 2003 (inception) to March 31, 2012, options to purchase common stock and unvested restricted stock were excluded from the computation of diluted earnings per share as their effect would have been antidilutive as the Company incurred net losses during those periods.

Note 7 – Risks and Uncertainties

Any future decrease in economic activity in China, India or in other regions of the world, in which the Company may in the future do business, could significantly and adversely affect its results of operations and financial condition in a number of other ways. Any decline in economic conditions may reduce the demand for prices from the products from our plants. In addition, the market for commodities such as methanol has been under significant pressure and the Company is unsure of how much longer this pressure will continue. As a direct result of these trends, the Company’s ability to finance and develop its existing projects, commence any new projects and sell its products could be adversely impacted.

The Company will limit the development of any further projects until worldwide capital and debt markets improve and it has assurances that acceptable financing is available to complete such projects. In addition, as of March 31, 2011, Hai Hua is the Company’s only customer for syngas sales and as such, it is exposed to significant customer credit risk due to this concentration. In addition, as described under Note 3, Hai Hua has not made the capacity fee payments to the ZZ Joint Venture since April 2011. The unpaid amount totals approximately $3.6 million as of March 31, 2012. Although the Company is continuing to work with Hai Hua on alternatives to resolve the issue, there can be no assurances that the Company will collect these amounts or that the joint venture will be restructured. The Company’s revenue and results of operations have been and would continue to be adversely affected if Hai Hua continues to not pay the capacity fee or if it is unable to retain Hai Hua as a customer or secure new customers. The Company has shut down the ZZ Joint Venture plant since late September 2011 and expects the plant to remain idle until it is able to restructure the joint venture with Hai Hua to jointly produce methanol, as contemplated by the framework agreement executed in December 2011 and the memorandum of understanding executed in May 2012 as described under Note 3, or find an alternative purchaser of its production or a different use for the plant. There have also been recent announcements of a constricting credit market in China. Even if the Company does obtain the necessary capital for its projects, the Company could face other delays in its projects due to additional approval requirements or due to unanticipated issues in the commissioning of such a project. These factors could lead to, among other things, the impairment of the Company’s significant assets, including its assets in the ZZ Joint Venture and its investment in the Yima Joint Ventures, and an inability to develop any further projects.

The Company expects to continue for a period of time to have negative operating cash flows until it can generate sufficient revenues from its China-centric business platform (which would include the the ZZ Joint Venture and the Yima Joint Ventures) or its technology licensing and related services projects, as well as from other projects which are under development, to cover its general and administrative expenses and other operating costs. In addition, if the Company is not able to develop the China-centric business platform in the near-term or complete the ZJX/China Energy transaction, it will need to aggressively pursue additional partners in China and may need to seek other equity financing or reduce its operating expenses. The Company will also limit the development of any further projects until it has assurances that acceptable financing is available to complete the project. Despite this, the Company will continue to pursue the development of selective projects with strong and credible partners or off-takers where the Company believes equity and debt can be raised or where the Company believes it can attract a financial partner to participate in the project.

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

Note 8 – Litigation

On April 26, 2012, the Company along with Timothy E. Vail (the Company’s former CEO and a former director), David Eichinger (the Company’s former CFO), and another one of the Company’s former directors (collectively, the Company, Mr. Vail, Mr. Eichinger and the director are referred to as the “SES Defendants”) entered into a Settlement and Mutual Release Agreement (the “Settlement”) with Igor Olenicoff and Olen Properties, Corp. The Settlement relates to the complaint filed on September 16, 2008 by Mr. Olenicoff and Olen Properties in the United States District Court for the Central District of California, Southern Division, Case No. SACV 0801029 AG (RNBx), stemming from a purchase of shares of common stock of the Company in a private placement. Although the SES Defendants denied the allegations asserted against them in the Action, and contended that the claims pending against them in the Action were without merit, they desired to resolve the Action without the expense and uncertainty of further litigation. In exchange for the settlement and mutual releases contemplated by the Settlement, the Company made an agreed payment of $525,000 to Mr. Olenicoff and Olen Properties. In exchange, all claims of Mr. Olenicoff and Olen against any of the SES Defendants, including without limitation any claims asserted or which could have been asserted in the Action, any claims arising out of the subject matter or prosecution of the Action, and any claims arising in any other way whatsoever, were released and all necessary papers were filed with the court to dismiss the Action, with prejudice, as against the SES Defendants. The agreed payment amount was paid by one of the Company’s insurers pursuant to the Company’s policy which was in effect at the time that the Action was filed.

At March 31, 2012, the Company incurred a charge of approximately $0.5 million to general and administrative expense to recognize the estimated loss related to resolution of a matter with a consulting firm. The matter was settled in May 2012 by the issuance of 350,000 shares of the Company’s common stock to the consulting firm.

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

For the purpose of the above, a “Target Project” shall mean either (i) the execution of a joint venture agreement, and other ancillary and necessary documents, related to the formation of a project joint venture, or (ii) securing for the Company a coal resource project that is already in operation, a new coal chemical project or any other project that is approved by the Company’s board of directors (the “Board”), each with a total investment of at least RMB1.5 billion (approximately $238 million based on the exchange rate as of March 31, 2012).

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

Other

Closing of the transaction with China Energy and ZJX is subject to approval by the Company’s stockholders and other customary closing conditions. In addition, ZJX notified the Company in August of its intent to complete its investment in partnership with Yima. ZJX has been working with Yima in order to complete Yima’s potential investment into China Energy. Although the Agreement was not extended at March 31, 2012, the Company agreed with ZJX to keep the Agreement in effect as long as the parties are making good progress toward meeting the objective of completing the Agreement in a reasonable amount of time.

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

The following table presents the revenue, operating loss and total assets by segment (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Revenue:
ZZ Joint Venture plant	$—	$2,626	$2,121	$6,622
Technology licensing and related services	100	506	571	1,013
Corporate & other	—	—	86	—

Total revenue	$100	$3,132	$2,778	$7,635

Operating loss:
ZZ Joint Venture plant	$(865)	$(553)	$(4,144)	$(1,268)
Technology licensing and related services	(468)	(83)	(1,232)	(1,109)
Corporate & other	(3,485)	(2,968)	(8,687)	(8,635)

Total operating loss	$(4,818)	$(3,604)	$(14,063)	$(11,012)

	March 31, 2012	June 30, 2011
Assets:
ZZ Joint Venture plant	$38,750	$40,703
Technology licensing and related services	1,114	1,196
Corporate & other	56,143	68,075

Total assets	$96,007	$109,974

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

The key elements of our business strategy include:

•

Develop China Business Platform. We have recently developed a new, China-centric business platform (“SES China”) which is intended to be a stand-alone, self-funding business platform that will encompass all of our current and future business activities and initiatives in China, including our Yima Joint Venture. We have also engaged Crystal Vision Energy Limited to provide management support functions to SES China. We believe that the creation of SES China will better enable us to raise capital in China, work effectively with our existing partners to advance our current projects, as well as efficiently develop large business verticals, such as the recently announced ammonia retro-fit business opportunity with Beijing Zhonghuan Engineering & Project Management Co., Ltd. Other business verticals that we can address through SES China include clean coal-to-chemicals projects, clean renewable fuels and power businesses, direct reduced iron for the steel industry, and for longer term value creation, larger scale SNG projects utilizing our low rank coal resources and biomass.

•

Execute on Existing Projects. We are continuing to implement operational measures to improve the financial performance of our ZZ Joint Venture plant in the near term, while also continuing to evaluate alternatives to better position the project to be commercially and financially successful in the future including the possible expansion of the plant to produce other products for other customers. We also intend to continue to leverage our technological success to date at the ZZ Joint Venture in our ongoing business development efforts. Additionally, the Yima Joint Ventures are nearing completion of the plant’s construction which will provide demonstration of our technology on a much larger scale.

•

Leveraging our proprietary technology through licensing, equipment sales and related services to increase revenues and position us for future growth. We provide a proprietary technology package whereby we license U-GAS® technology rights to third parties, deliver an engineered technology package and provide proprietary equipment components to customers who have contracted to own and operate projects. We intend to focus on developing opportunities for our proprietary technology package whereby we may (i) integrate our U-GAS® technology package with downstream technologies to provide a fully integrated offering where we may invest in projects either directly or through an investment partner or (ii) may partner with engineering, equipment and technology companies to provide our U-GAS® technology package into an integrated modular product offering, which may include coal or biomass feedstocks for units producing power and fuels such as ammonia, SNG, methanol to gasoline, or MTG, diesel and ethanol as well as methanol for gasoline blending. We anticipate that we can increase revenues through collecting technology licensing fees and royalties, engineering and technical service fees, as well as equipment product sales sold to customers who have contracted to own and operate projects and desire to incorporate our proprietary technology. We also believe that our licensing activities will provide additional insight into project development activities, which may allow us to make selective equity investments in such projects in the future, develop integrated, modular product offerings, or take options in projects for which we provide a license.

•

Expanding our relationships with strong strategic partners. Our efforts have been initially focused on facilities producing syngas, methanol and DME in China. We are expanding our relationships with our current partners and developing new relationships, including through our potential transaction with ZJX and China Energy, through our engagement of Crystal Vision Energy and through strategic joint venture initiatives in specific markets that will enable us to expand our business. Such strategic relationships may include an investment in projects either directly by us or through an investment partner where U-GAS® plants may supply syngas to strategic customers via long-term offtake agreements. For example, through our joint venture SES Resource Solutions, we are working with Midas Resource Partners AG, a coal resource consulting and project development firm, to collaborate on project origination and project development activities for integrated coal resource-gasification projects to incentivize third party investors to commit to providing financing for such projects. We are exploring new markets for entry such as India, Australia, and other parts of Asia and Europe.

•

Developing value where we have a competitive advantage and have access of rights to feedstock resources. We believe that we have the greatest competitive advantage using our U-GAS® technology in situations where there is a ready source of low rank, low cost coal, coal waste or biomass to utilize as a feedstock. We are focusing our efforts in countries with large low rank coal resources such as China, India, Australia and South Africa. We are working to develop transactions that include securing options to these feedstock resources. For example, we are currently in discussions regarding development opportunities in Inner Mongolia, China where provincial authorities are willing to make available coal resources to the project owners, which adds protection from future coal cost increases, and can potentially lead to increased project revenue. In these cases, we may provide technology to add value to coal resources which may be of little value without our U-GAS® conversion technology, or may acquire or partner with owners of these resources to create more value and opportunity for us through the integration of our technology with the resources. Additionally, where strategic relationships and capital and/or financing is available, we may acquire an interest in such resources, including existing facilities or coal mines, where we could create value with our U-GAS® technology by securing direct access to feedstock. We are also actively pursuing business verticals in the segments of transportation fuels, steel and fertilizers where our technology is specifically well suited and developing new downstream coal-to-chemicals and coal-to-energy projects which may expand our initial focus to include facilities producing SNG, MTG, glycol, and power and reducing gas for the steel industry.

•

Continue to develop and improve U-GAS® technology. We are continually seeking to improve overall plant availability, plant efficiency rates and fuel handling capabilities of our U-GAS ® gasification technology. We are continuing to work with our prospective customers to determine the suitability of their low rank coals for our U-GAS® technology through proprietary coal characterization testing as well as selective commercial scale testing in our ZZ Joint Venture plant. Additionally, we are growing our technology base through continued development of know-how with our engineering and technical staff, growing and protecting our trade secrets as a result of patenting improvements tested at our ZZ Joint Venture plant, and improvements resulting from integration of our technology with downstream processes. One example includes the development of our Fines Management System, or FMS, which we believe can maximize the utilization of low rank coal in our U-GAS® -based gasifiers, resulting in improved cost advantages. We have filed several patent applications relating to our improvements to the U-GAS® technology.

•

Grow earnings through increased revenues and control of expenses. We remain intently focused on control of our expenses while we grow revenues from our technology business and develop our projects. We believe our strategy will allow us to grow near term revenues to position us for sustainable long term growth. We intend to minimize project development expense until we have assurances that acceptable financing is available to complete our projects. Until we have such assurances, our strategy will be to operate using our current capital resources and to leverage the resources of strategic relationship or financing partners.

Results of Operations

We are in our development stage and therefore have had limited operations. We generated revenues of $2.8 million for the nine months ended March 31, 2012 and $24.7 million since our inception in November 2003. We have primarily financed our operations to date through private placements and two public offerings of our common stock.

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

Revenue. Total revenue was $100,000 for the three months ended March 31, 2012 compared to $3.1 million for the three months ended March 31, 2011.

There were no product sales for the three months ended March 31, 2012 and product sales for the three months ended March 31, 2011 were $2.6 million which were derived from the sale of syngas and byproducts produced at the ZZ Joint Venture plant to Hai Hua. There have been no product sales since the suspension of syngas production at the ZZ Joint Venture plant in late September 2011. In May 2011, Hai Hua notified the ZZ Joint Venture plant that it will not continue payment of capacity fees beyond April 2011. The unpaid amount totaled $3.6 million cumulatively as of March 31, 2012. The plant continued to operate and provide syngas to Hai Hua until operations were suspended in late September 2011, and Hai Hua has paid other contractual obligations such as the energy fees and by-product sales due under the contract. We are continuing to work with Hai Hua on alternatives to resolve this issue and recover these fees including restructuring the current business arrangement to create an integrated syngas to methanol operation.

Technology licensing and related services revenues for the three months ended March 31, 2012 and 2011 were $100,000 and $506,000, respectively. For the three months ended March 31, 2012, the revenues related primarily to coal testing for a potential power project in Turkey. For the three months ended March 31, 2011, the revenues related primarily to the recognition of previously deferred revenues received under a license agreement entered into in April 2010 which has since been terminated due to the licensee’s inability to obtain financing for its project.

Costs of product sales and plant operating expenses. Costs of product sales and plant operating expenses were $0.2 and $2.4 million for the three month periods ended March 31, 2012 and 2011, respectively. The decrease was due primarily to the suspension of syngas production at the ZZ Joint Venture plant in late September 2011.

General and administrative expenses. General and administrative expenses were $3.6 million for the three months ended March 31, 2012 compared to $3.3 million for the three months ended March 31, 2011. The increase was due primarily to non-recurring consulting related costs of $0.8 million, including a $0.5 million charge to recognize the loss related to a matter with a consulting firm which was settled in May 2012 and fees associated with collecting a payment from Hai Hua, offset, in part, by a reduction in compensation and other expenses. Recurring general and administrative expenses consist primarily of compensation, professional fees, travel and other costs of our corporate, development and administrative functions in Houston and Shanghai.

Project and technical development expenses. Project and technical development expenses were $64,000 and $58,000 for the three months ended March 31, 2012 and 2011, respectively, and consisted primarily of third-party technology related costs.

Stock-based compensation expense. Stock-based compensation expense was $348,000 and $312,000 for the three months ended March 31, 2012 and 2011, respectively, and related to the expensing of the estimated fair values of awarded stock options and restricted stock. The increase was principally due to the issuance of restricted stock to our independent non-employee directors in March 2012.

Depreciation and amortization. Depreciation and amortization expense was $0.6 million and $0.7 million for the three months ended March 31, 2012 and 2011, respectively, and was primarily related to depreciation of our ZZ Joint Venture plant’s and our corporate assets.

Equity in losses of Joint Ventures. The equity in losses of joint ventures for the three months ended March 31, 2012 relates to our 25% share of the losses incurred by the Yima Joint Ventures and our 50% share of the losses incurred by the SRS joint venture. The losses of the Yima Joint Ventures related to non-capitalizable costs incurred during the design and construction phase. The losses of the SRS joint venture related to development costs including the value of Midas’ contributed services, consulting and travel expenses.

Foreign currency gain. Foreign currency gains were $2,000 and $223,000 for three months ended March 31, 2012 and 2011, respectively. The foreign currency gains have resulted from the appreciation of the Renminbi Yuan relative to the U.S. dollar and are generated on U.S. dollar denominated shareholder loans payable by the ZZ Joint Venture.

Interest expense. Interest expense was $140,000 and $196,000 for the three month periods ended March 31, 2012 and 2011, respectively. Our interest expense relates primarily to the ZZ Joint Venture’s outstanding principal balance on its loan with the Industrial and Commercial Bank of China, or ICBC.

Nine Months Ended March 31, 2012 Compared to the Nine Months Ended March 31, 2011

Revenue. Total revenue was $2.8 million for the nine months ended March 31, 2012 compared to $7.6 million for the nine months ended March 31, 2011.

Product sales were $2.1 million for the nine months ended March 31, 2012 compared to $6.6 million for the nine months ended March 31, 2011 and were derived from the sale of syngas and byproducts produced at the ZZ Joint Venture plant to Hai Hua. The decrease in product sales was due primarily to no capacity fee revenue being received during the nine months ended March 31, 2012 and the suspension of syngas production at the ZZ Joint Venture plant in late September 2011. In May 2011, Hai Hua notified the ZZ Joint Venture plant that it will not continue payment of capacity fees beyond April 2011. The unpaid amount totaled $3.6 million cumulatively as of March 31, 2012. The plant continued to operate and provide syngas to Hai Hua until operations were suspended in late September 2011, and Hai Hua has paid other contractual obligations such as the energy fees and by-product sales due under the contract. We are continuing to work with Hai Hua on alternatives to resolve this issue and recover these fees including restructuring the current business arrangement to create an integrated syngas to methanol operation.

Technology licensing and related services revenues were $571,000 for the nine months ended March 31, 2012 compared to $1.0 million for the nine months ended March 31, 2011 and were generated from the testing of coal at the ZZ Joint Venture plant, and other coal testing, feasibility studies and other technical services provided in association with our technology licensing business.

Costs of product sales and plant operating expenses. Costs of product sales and plant operating expenses were $4.3 million for the nine months ended March 31, 2012 compared to $6.3 million for the nine months ended March 31, 2011. The decrease was due primarily to the suspension of syngas production at the ZZ Joint Venture plant in late September 2011.

General and administrative expenses. General and administrative expenses were $9.7 million for the nine months ended March 31, 2012 compared to $9.6 million during the nine months ended March 31, 2011 and consisted primarily of compensation, professional and consulting fees, travel and other costs of our corporate, development and administrative functions in Houston and Shanghai.

Project and technical development expenses. Project and technical development expenses were $192,000 for the nine months ended March 31, 2012 compared to $187,000 for the nine months ended March 31, 2011, and consisted primarily of third-party technology related costs.

Stock-based compensation expense. Stock-based compensation expense was $707,000 for the nine months ended March 31, 2012 compared to $577,000 for the nine months ended March 31, 2011 and related to the expensing of the estimated fair values of awarded stock options and restricted stock. The increase was principally due to the issuance of restricted stock to our independent non-employee directors in March 2012.

Depreciation and amortization. Depreciation and amortization expense was $1.9 million and $2.0 million for the nine months ended March 31, 2012 and 2011, respectively, and was primarily related to depreciation of our ZZ Joint Venture plant’s and our corporate assets.

Equity in losses of joint ventures. The equity in losses of joint ventures for the nine months ended March 31, 2012 relates to our 25% share of the losses incurred by the Yima Joint Ventures and our 50% share of the losses incurred by the SRS joint venture. The losses of the Yima Joint Ventures related to non-capitalizable costs incurred during the design and construction phase. The losses of the SRS joint venture related to development costs including the value of Midas’ contributed services, consulting and travel expenses.

Foreign currency gain. Foreign currency gains were $0.6 million for the nine months ended March 31, 2012 compared to $0.7 million for the nine months ended March 31, 2011. The foreign currency gains have resulted from the appreciation of the Renminbi Yuan relative to the U.S. dollar and are generated on U.S. dollar denominated shareholder loans payable by the ZZ Joint Venture.

Interest expense. Interest expense was $466,000 and $512,000 for the nine month periods ended March 31, 2012 and 2011, respectively. Our interest expense relates primarily to the ZZ Joint Venture’s outstanding principal balance on its loan with ICBC.

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

As of March 31, 2012, we had approximately $19.8 million in cash and cash equivalents and approximately $13.1 million of working capital available to us. During the nine months ended March 31, 2012, we used approximately $9.3 million in operating activities, $0.6 million in investing activities, and $2.5 million in financing activities primarily for the scheduled semi-annual principal payment on the ZZ Joint Venture’s loan with ICBC. During the nine months ended March 31, 2011, we used approximately $10.9 million in operating activities, $55,000 in investing activities, and $2.3 million in financing activities primarily for the scheduled semi-annual principal payment on the ZZ Joint Venture’s loan.

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

Closing of the transaction with China Energy and ZJX is subject to approval by our stockholders and other customary closing conditions. In addition, ZJX notified us in August of its intent to complete its investment in partnership with Yima. ZJX has been working with Yima in order to complete Yima’s potential investment into China Energy. Although the Agreement was not extended at March 31, 2012, we agreed with ZJX to keep the Agreement in effect as long as the parties are making good progress toward meeting the objective of completing the Agreement in a reasonable amount of time.

Other

We have included the $1.5 million payment paid to GTI in June 2009 toward future royalties due to GTI for the Yima Joint Ventures’ project as part of our investment in the Yima project. An additional future royalty payment of approximately $1.5 million will be due to GTI upon the commissioning of the gasifier equipment for the Yima project which is expected in early fiscal 2013.

Zao Zhuang Joint Venture

Joint Venture Agreement

On July 6, 2006, we entered into a cooperative joint venture contract with Shandong Hai Hua Coal & Chemical Company Ltd. (“Hai Hua”), which established Synthesis Energy Systems (Zao Zhuang) New Gas Company Ltd. (the “ZZ Joint Venture”), a joint venture company that has the primary purposes of (i) developing, constructing and operating a syngas production plant utilizing the U-GAS® technology in Zao Zhuang City, Shandong Province, China and (ii) producing and selling syngas and the various byproducts of the plant, including ash and elemental sulphur. We own 96.9% of the ZZ Joint Venture and Hai Hua owns the remaining 3.1%. We consolidate the results of the ZZ Joint Venture in our consolidated financial statements.

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

Since May 2011, Hai Hua has not paid the capacity fees owed to the ZZ Joint Venture. The unpaid amount totaled approximately $3.6 million as of March 31, 2012. The plant continued to operate and provide syngas to Hai Hua through September 2011 with the expectation that Hai Hua would pay the capacity fee. Hai Hua has paid other contractual obligations such as the energy fees and by-product sales due under the contract. We are continuing to work with Hai Hua on alternatives to resolve this issue. We did not recognize these capacity fee revenues and will not recognize any capacity fees until collection is reasonably assured. In late September 2011, both the Hai Hua methanol plant and the ZZ Joint Venture plant were shut down for scheduled maintenance and the ZZ Joint Venture plant has been kept idle while the ZZ Joint Venture develops its revised commercial arrangement with Hai Hua.

To date, Hai Hua has been unable to offtake the volume of syngas originally expected for the original plant design and as a result the plant has incurred operating losses. Because of these circumstances, the ZZ Joint Venture is working on various arrangements to increase the syngas offtake volume. Such arrangements involve a combination of technical improvements to Hai Hua’s methanol unit, as well as restructuring the current business arrangement to create an integrated syngas to methanol operation. In December 2011, we entered into a framework agreement with Hai Hua pursuant to which we and Hai Hua are working to complete a definitive agreement that will provide the basis for a fully integrated syngas to methanol operation. We have yet to close this definitive agreement with Hai Hua primarily due to 50% of Hai Hua now being acquired by another Chinese state-owned enterprise. Hai Hua has indicated that they are still committed to close the definitive agreement with us in the next two months after the investment by that state-owned company is concluded by executing a signed memorandum of understanding with us in early May 2012.

As currently planned, this will require approximately $6 million of additional capital, which we plan to fund from our ongoing financing initiatives in China. Once the definitive agreement is signed and the additional capital is received, the commerical work and physical integration work will begin. This work is expected to take about six months to complete and we will continue to keep the plant idle until this work is completed. In March 2012, Hai Hua advanced approximately $1.0 million to the ZZ Joint Venture towards future costs of the revised commercial arrangement.

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

Construction of the Yima Joint Venture plant is ongoing and construction of the syngas production portion of the plant is expected to be complete during calendar 2012. Yima is planning to produce methanol as its first product as the methanol market in China continues to strengthen. Yima’s project management team believes that the project’s syngas production facilities will be ready to start-up during the third quarter of calendar 2012 and that methanol production will be ready to start-up in the fourth quarter of calendar 2012. In addition, the Yima Joint Ventures are in discussions with a potential fuel gas off-take customer for the sale of the initial syngas production from the project. This would provide syngas sales until the syngas conversion to methanol is completed. The Yima Joint Ventures are no longer considering a modification to the plant to produce glycol.

Based on the project’s current scope, the current estimate of the total required capital of the project is approximately $250 million. The remaining capital for the project is to be provided by project debt to be obtained by the Yima Joint Ventures. Yima has agreed to guarantee the project debt and we expect this guarantee will allow debt financing to be obtained from domestic Chinese banking sources. We have agreed to pledge to Yima our ownership interests in the joint ventures as security for its obligations under any project guarantee. In the event that the debt financing is not obtained, Yima has agreed to provide a loan to the joint ventures to satisfy the remaining capital needs of the project with terms comparable to current market rates at the time of the loan.

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

•

us agreeing to provide up to $2.0 million in funding to SRS, although it has the ability to discontinue funding at any point in time – as of March 31, 2012, we had funded approximately $0.6 million to SRS, and

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

We currently plan to use our available cash for (i) our general and administrative expenses; (ii) debt service related to the ZZ Joint Venture; (iii) working capital; (iv) project and third-party licensing and technical development expenses; (v) operating expenses of SRS; and (vi) general corporate purposes. The actual allocation and timing of these expenditures will be dependent on various factors, including changes in our strategic relationships, commodity prices and industry conditions, and other factors that we cannot currently predict. In particular, any future decrease in economic activity in China or in other regions of the world in which we may in the future do business could significantly and adversely affect our results of operations and financial condition. Although demand for methanol is increasing is some regions, markets for commodities such as methanol have been under significant pressure and we are unsure of how much longer methanol prices may remain depressed. Accordingly, our ability to finance and develop our existing projects, commence any new projects and sell products from our current operations could be adversely impacted.

We are pursuing possible U-GAS® licensing opportunities with third parties allowing us to build on our experience at the ZZ Joint Venture and our overall technological and engineering capabilities. We intend to place increased focus on development of licensing opportunities for our proprietary U-GAS® technology on a global basis with a particular focus on India, China, Australia and Africa due to large low rank coal resources present in these areas. Our prospects are growing globally in numbers and quality. Having access to such resources may lead to new commercial opportunities and greater cost and operating efficiencies in existing or planned projects.

We may (i) integrate our U-GAS® technology package with downstream technologies to provide a fully integrated offering where we may invest in projects either directly or through an investment partner, (ii) partner with engineering, equipment and technology companies to provide our U-GAS® technology package into an integrated modular product offering, (iii) provide technology to enable coal resources to be integrated together with our U-GAS® technology where the coal resources may be of little commercial value without our U-GAS® conversion technology, or (iv) acquire or partner with owners of these coal resources to create more value and opportunity for us through the integration of our technology with the coal resource. We understand the need to partner in certain markets, and plan to do so with companies that we believe can help us accelerate our business. Our partnering approach in some cases is country specific and in some cases is industry or segment specific. Additionally, where capital and/or financing is available, we may acquire an interest in such resources, including existing facilities or coal mines, where we could create value with our U-GAS® technology through securing greater access to feedstock. We are also actively pursuing business verticals in the segments of transportation fuels, steel and fertilizers where our technology is specifically well suited and developing new downstream coal-to-chemicals and coal-to-energy projects which may expand our initial focus to include facilities producing SNG, MTG, glycol, and power and reducing gas for the steel industry.

We have recently developed a new, China-centric business platform (“SES China”) which is intended to be a stand-alone, self-funding business platform that will encompass all current and future SES business activities and initiatives in China, including our Yima Joint Venture. We have also engaged Crystal Vision Energy Limited to provide management support functions to SES China. Colin S. Tam, Executive Chairman of Crystal Vision, will assume leadership of SES China as Managing Director. We believe that the creation of SES China will better enable us to raise capital in China, work effectively with our existing partners to advance our current projects, as well as efficiently develop large business verticals, such as the recently announced ammonia retro-fit business opportunity with Beijing Zhonghuan Engineering & Project Management Co., Ltd. (“ZEP”). Together with ZEP, we see an immediate business opportunity to replace the approximately 3,500 inefficient gasifiers that require expensive coal with our clean, lower cost gasifiers, which use low cost coal. Our gasifier will typically replace five of these old generation gasifiers which yields a total available market of about 700 gasifiers in China. Other business verticals that we can address through SES China include clean coal-to-chemicals projects, clean renewable fuels and power businesses, direct reduced iron for the steel industry, and for longer term value creation, larger scale SNG projects utilizing our low rank coal resources and biomass.

We are also actively pursuing new project partners to invest in our ongoing development efforts and are investigating possibly implementing a different project scope and end product for our Yima Joint Ventures and may possibly be expanding both the size and scope of our ZZ Joint Venture plant. Our Yima project is currently under construction and Yima is the project management leader for the project. Yima is planning to produce methanol as its first product as the methanol market in China continues to strengthen. Yima’s project management team continues to believe that the project’s syngas production facilities will be available in the third quarter of calendar 2012.

We agreed with ZJX to keep the Agreement in effect as long as the parties are making good progress toward meeting the objective of completing the Agreement in a reasonable amount of time. If closed, we believe this transaction will further our business and strategic interests and will allow us to leverage ZJX’s existing relationships with major Chinese companies, agencies, and institutions to raise additional capital and develop, permit, and construct additional projects. If closed, the transaction will also provide an immediate and substantial increase in our cash resources providing flexibility for SES China and the means to execute on portions of our business plan.

We believe that the ZZ Joint Venture plant has achieved significant success demonstrating U-GAS® technology as well as our technical and operating capabilities. We are of the view that by improving financial performance and reducing operating costs at the ZZ Joint Venture plant our overall financial performance can be improved. To date, Hai Hua has been unable to offtake the volume of syngas originally expected for the original plant design and as a result the plant has incurred operating losses. We do not foresee this situation changing significantly in the near term. Because of this, the ZZ Joint Venture is working on various arrangements to increase the syngas offtake volume. Such arrangements involve a combination of technical improvement to Hai Hua’s methanol unit, as well as restructuring the current business arrangement to create an integrated syngas to methanol operation. For example, . In December 2011, we entered into a framework agreement with Hai Hua pursuant to which we and Hai Hua are working to complete a definitive agreement that will provide the basis for a fully integrated syngas to methanol operation. As currently planned, this will require approximately $6 million of additional capital, which we plan to fund from our ongoing financing initiatives in China. Once the definitive agreement is signed and the additional capital is received, the commercial work and physical integration work will begin. This work is expected to take about six months to complete and we will continue to keep the plant idle until this commercial work is completed. We have yet to close this definitive agreement with Hai Hua primarily due to 50% of Hai Hua now being acquired by another Chinese state-owned enterprise. Hai Hua has indicated that they are still committee to close the definitive agreement with us in the next two months after the investment by that state-owned company is concluded by executing a signed memorandum of understanding with us in early May 2012.

We are also evaluating alternative products and partnership structures for a possible expansion of the ZZ Joint Venture plant. The scope of the expansion is still under evaluation. We are in discussions with several potential partners on this expansion. Despite our work with Hai Hua on improving financial performance and reducing costs, Hai Hua has not made the capacity fee payments to the ZZ Joint Venture since April 2011 as described under “—Results of Operation.” The unpaid amount totals approximately $3.6 million as of March 31, 2012. Although we are continuing to work with Hai Hua on alternatives to resolve the issue, there can be no assurances that we will collect these amounts. In late September 2011, both the Hai Hua methanol plant and the ZZ Joint Venture plant were shut down for scheduled maintenance and, as noted above, the ZZ Joint Venture plant has been kept idle while we develop a revised commercial arrangement with Hai Hua. In March 2012, Hai Hua advanced approximately $1.0 million towards future costs of the revised commercial arrangement.

In addition, our successful commercial-scale demonstration at the ZZ Joint Venture plant using lignite coal from the Inner Mongolia region of China was a significant milestone for us and our U-GAS® technology as it demonstrated our ability to efficiently process lignite coal. We may utilize the ZZ Joint Venture plant in the future to perform more commercial scale coal testing for our customers. We intend to continue to leverage our technological success to date at the ZZ Joint Venture in our ongoing business development efforts, including through further visits from senior executives of possible customers and partners, as well as government officials.

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

In addition, we have been continuing to work with Midas in identifying other sources of low quality coals around the world, primarily in Asia, to develop additional projects for SRS utilizing our technology. Our primary focus for SRS is to acquire ownership positions in low quality coal resources that can then be used as fuel feedstock for high value products such as SNG, in projects using our technology, and to facilitate the development of these projects with industry partners in regions where gas prices are based on expensive LNG. For example, as noted above, SRS recently entered into an agreement with Ncondezi Coal Company Limited for a three month study to determine the feasibility of mining and exporting to the Asia Pacific region up to 15 million tons per year of low volatile coal, in addition to Ncondezi’s export thermal grade coal resources, from Mozambique. In all of these types of projects, we believe that we have the opportunity to create more value from the U-GAS® technology than licensing alone could bring us.

We expect to continue for a period of time to have negative operating cash flows until we can generate sufficient revenues from SES China (including the the ZZ Joint Venture and the Yima Joint Ventures) or our licensing and related service projects, as well as from other projects which are under development, to cover our general and administrative expenses and other operating costs. In addition, if we are not able to complete the ZJX/China Energy transaction, we will need to aggressively pursue additional partners in China and may need to seek other equity financing or cut our operating expenses. We will also limit the development of any further projects until we have assurances that acceptable financing is available to complete the project. Despite this, we will continue to pursue the development of selective projects with strong and credible partners or off-takers where we believe equity and debt can be raised or where we believe we can attract a financial partner to participate in the project.

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

Effective as of January 1, 2012, we adopted the revised fair value disclosure requirements. The impact to our fair value disclosures was not significant.

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

Interest rate risk

We are exposed to interest rate risk through our loan with ICBC. Interest under this loan is adjusted annually based upon the standard rate announced each year by the People’s Bank of China. As of March 31, 2012, the applicable interest rate was 6.6%. We could also be exposed to the risk of rising interest rates through our future borrowing activities. This is an inherent risk as borrowings mature and are renewed at then current market rates. The extent of this risk as to our ICBC loan, or any future borrowings, is not quantifiable or predictable because of the variability of future interest rates.

Customer credit risk

When our projects other than the ZZ Joint Venture plant progress to commercial production, we will be exposed to the risk of financial non-performance by customers. To manage customer credit risk, we intend to monitor credit ratings of customers and seek to minimize exposure to any one customer where other customers are readily available. As of March 31, 2012, Hai Hua, a related party, is our only customer for syngas sales and as such, we are exposed to significant customer credit risk due to this concentration. In addition, as described under “—Results of Operation,” Hai Hua has not made the capacity fee payments to the ZZ Joint Venture since April 2011. The unpaid amount totals approximately $3.6 million as of March 31, 2012. Although we are continuing to work with Hai Hua on alternatives to resolve the issue, there can be no assurances that we will collect these amounts. Our revenue and results of operations would be adversely affected if Hai Hua continues to not pay the capacity fee or if we are otherwise unable to retain Hai Hua as a customer and secure new customers. Hai Hua’s failure to make capacity fee payments lead us to shut down the ZZ Joint Venture plant in late September 2011 and, as described above under “– Liquidity and Capital Resources – Zao Zhuang Joint Venture,” it will continue to be shut down for a period of time until we are able to either find an alternative purchaser of our production or a different use for the plant.

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

Our management, with the participation of the Chief Executive Officer and the Chief Accounting Officer, assessed the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2012. Based upon that evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2012.

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

Our management, with the participation of the Chief Executive Officer and the Chief Accounting Officer, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2012 based on criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, management has concluded that we did maintain effective internal control over financial reporting as of March 31, 2012.

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

On April 26, 2012, we along with Timothy E. Vail (our former CEO and a former director), David Eichinger (our former CFO), and another one of our former directors (collectively, we, Mr. Vail, Mr. Eichinger and the director are referred to as the “SES Defendants”) entered into a Settlement and Mutual Release Agreement (the “Settlement”) with Igor Olenicoff and Olen Properties, Corp. The Settlement relates to the complaint filed on September 16, 2008 by Mr. Olenicoff and Olen Properties in the United States District Court for the Central District of California, Southern Division, Case No. SACV 0801029 AG (RNBx), stemming from a purchase of shares of our common stock in a private placement. Although the SES Defendants denied the allegations asserted against them in the Action, and contended that the claims pending against them in the Action were without merit, they desired to resolve the Action without the expense and uncertainty of further litigation. In exchange for the settlement and mutual releases contemplated by the Settlement, we made an agreed payment to Mr. Olenicoff and Olen Properties. In exchange, all claims of Mr. Olenicoff and Olen against any of the SES Defendants, including without limitation any claims asserted or which could have been asserted in the Action, any claims arising out of the subject matter or prosecution of the Action, and any claims arising in any other way whatsoever, were released and all necessary papers were filed with the court to dismiss the Action, with prejudice, as against the SES Defendants. The agreed payment amount was paid by one of our insurers pursuant to our policy which was in effect at the time that the Action was filed.

Item 1A. Risk Factors.

We will require substantial additional funding, and our failure to raise additional capital necessary to support and expand our operations could reduce our ability to compete and could harm our business.

As of March 31, 2012, we had approximately $19.8 million of cash and cash equivalents and approximately $13.1 million of working capital available to us. We plan to use our cash for:

•	general and administrative expenses;

•	debt service related to the ZZ Joint Venture;

•	working capital;

•	project, third party licensing and technical development expenses;

•	operating expenses of SRS; and

•	general corporate purposes.

The actual allocation and timing of these expenditures will be dependent on various factors, including changes in our strategic relationships, commodity prices and industry conditions, and other factors that we cannot currently predict. In particular, any future decrease in economic activity in China or in other regions of the world in which we may in the future do business could significantly and adversely affect our results of operations and financial condition. Although demand for methanol is increasing is some regions, markets for commodities such as methanol have been under significant pressure and we are unsure of how much longer methanol prices may remain depressed. Accordingly, our ability to finance and develop our existing projects, commence any new projects and sell products from our current operations could be adversely impacted.

We expect to continue for a period of time to have negative operating cash flows until we can generate sufficient revenues from SES China (including the the ZZ Joint Venture and the Yima Joint Ventures) or our licensing and related service projects, as well as from other projects which are under development, to cover our general and administrative expenses and other operating costs. In addition, if we are not able to complete the ZJX/China Energy transaction, we will need to aggressively pursue additional partners in China and may need to seek other equity financing or cut our operating expenses. We will also limit the development of any further projects until we have assurances that acceptable financing is available to complete the project. Despite this, we will continue to pursue the development of selective projects with strong and credible partners or off-takers where we believe equity and debt can be raised or where we believe we can attract a financial partner to participate in the project.

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

Our operating results may fluctuate significantly as a result of a variety of factors, many of which are outside our control. Factors that may affect our operating results include: (i) our ability to obtain new customers and retain existing customers; (ii) the cost of coal and electricity; (iii) the success and acceptance of U-GAS® technology; (iv) our ability to successfully develop our licensing business and execute on our projects; (v) the ability to obtain financing for our projects; (vi) shortages of equipment, raw materials or feedstock; (vii) approvals by various government agencies; (viii) the inability to obtain land use rights for our projects; and (ix) general economic conditions as well as economic conditions specific to the energy industry. For example, our results of operation have been largely affected by the level of licensing and related service revenues and syngas production levels at our ZZ Joint Venture plant. Under the syngas purchase and sale contract, Hai Hua is required to pay the energy and capacity fee payments if the syngas produced by the plant meets certain minimum specifications. Hai Hua has not made the capacity fee payments to the ZZ Joint Venture since April 2011. The unpaid amount totals approximately $3.6 million as of March 31, 2012. Although we are continuing to work with Hai Hua on alternatives to resolve the issue, there can be no assurances that we will collect these amounts. In late September 2011, both the Hai Hua methanol plant and the ZZ Joint Venture plant were shut down for scheduled maintenance and the ZZ Joint Venture plant has been kept idle while we develop its revised commercial arrangement with Hai Hua. Once the definitive agreement is signed and the additional capital is received, the commercial work and physical integration work will begin. This work is expected to take about six months to complete and we will continue to keep the plant idle until this commercial work is completed. Although Hai Hua has indicated that they are committee to close a definitive agreement with us that will provide the basis for a fully integrated syngas to methanol operation in the next two months, we can have no assurances as to when or if this will be completed or when the plant will come back online.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. All statements other than statements of historical fact are forward-looking statements. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected. Among those risks, trends and uncertainties are our early stage of development, our estimate of the sufficiency of existing capital sources, our ability to successfully develop our licensing business, our ability to raise additional capital to fund cash requirements for future investments and operations including SES China, our ability to reduce operating costs, the limited history and viability of our technology, commodity prices and the availability and terms of financing opportunities, our results of operations in foreign countries, our ability to diversify, our ability to complete the restructuring of the ZZ Joint Venture, our ability to obtain the necessary approvals and permits for our future projects, the estimated timetables for achieving mechanical completion and commencing commercial operations for the Yima project as well as the ability of the Yima project to produce revenues and earnings, the sufficiency of internal controls and procedures, and our ability to effect the ZJX/China Energy transaction, grow our business and generate revenues and earnings as a result of our proposed SES China and India platform initiatives, as well as our joint venture with Midas Resource Partners. Although we believe that in making such forward-looking statements our expectations are based upon reasonable assumptions, such statements may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. We cannot assure you that the assumptions upon which these statements are based will prove to have been correct.

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

SYNTHESIS ENERGY SYSTEMS, INC.

Date: May 14, 2012	By:	/s/ Robert Rigdon
Robert Rigdon
President and Chief Executive Officer

Date: May 14, 2012	By:	/s/ Kevin Kelly
Kevin Kelly
Chief Accounting Officer,
Controller and Secretary