Form 10-K
period 2012-06-30
SYNTHESIS ENERGY SYSTEMS INC
filed 2012-09-27
CIK 1375063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of 15(d) of the Exchange Act.    Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $67.8 million on December 31, 2011. The registrant had 57,799,951 shares of common stock outstanding on September 24, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required to be disclosed in Part III of this report is incorporated by reference from the registrant’s definitive Proxy Statement for the 2012 Annual Meeting of Stockholders, which will be filed not later than 120 days after the end of the fiscal year covered by this report.

Forward-Looking Statements

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 as amended. All statements other than statements of historical fact are forward-looking statements. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected. Among those risks, trends and uncertainties are our early stage of development, our estimate of the sufficiency of existing capital sources, our ability to successfully develop our licensing business, our ability to raise additional capital to fund cash requirements for future investments and operations including our proposed SES China platform initiative, our ability to reduce operating costs, the limited history and viability of our technology, commodity prices and the availability and terms of financing opportunities, our results of operations in foreign countries, our ability to diversify, our ability to complete the restructuring of the ZZ Joint Venture, our ability to obtain the necessary approvals and permits for our future projects, the estimated timetables for achieving mechanical completion and commencing commercial operations for the Yima project as well as the ability of the Yima project to produce revenues and earnings, the sufficiency of internal controls and procedures, our ongoing discussions with ZJX and China Energy our ability to effect the remaining Hongye and Zhongmo transactions and grow our business and generate revenues and earnings as a result of our proposed SES China and India platform initiatives, as well as our joint venture with Midas Resource Partners. Although we believe that in making such forward-looking statements our expectations are based upon reasonable assumptions, such statements may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. We cannot assure you that the assumptions upon which these statements are based will prove to have been correct.

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

PART I

Item 1. Description of Business

We are a global energy and gasification technology company that provides products and solutions to the energy and chemical industries. Our strategy is to create value by providing technology and equipment in regions where low rank coals and biomass feedstocks can be profitably converted into high value products through our proprietary fluidized bed gasification technology, which is technology is based on the U-GAS® process developed by the Gas Technology Institute, but is augmented and differentiated by our own intellectual property gained by owning and operating one commercial plant and partnering in a second that is currently in commissioning. We do this through providing a proprietary technology package whereby we license technology rights to third parties, deliver an engineered technology package and provide proprietary equipment components to customers who have contracted to own and operate projects. In addition, we may (i) integrate our technology package with downstream technologies to provide a fully integrated offering where we may invest in projects either directly or through an investment partner, (ii) partner with engineering, equipment and technology companies to provide our technology package into an integrated modular product offering, (iii) provide technology to enable coal resources to be integrated together with our technology where the coal resources may be of little value without our conversion technology, or (iv) acquire or partner with owners of these coal resources to create more value and opportunity for us through the integration of our technology with the coal resources.

We believe that we have several advantages over other commercially available competing gasification technologies, such as entrained flow, fixed and moving bed gasification technologies, including our ability to use all ranks of coals (including low rank, high ash and high moisture coals, which are significantly cheaper than higher grade coals), many coal waste products and biomass feed stocks. In addition, our technology’s advanced fluidized bed design is tolerant to changes in feedstock. These factors enable us to be a lower cost producer of synthesis gas, or syngas, a mixture of primarily hydrogen and carbon monoxide, which can then be used to produce other products. Depending on local market need and fuel sources, syngas can be used as a fuel gas in industrial applications or can be used to produce many products including power, synthetic natural gas, or SNG, methanol, dimethyl ether, or DME, glycol, ammonia, direct reduction iron, or DRI, gasoline and other transportation fuels, steam, and other byproducts (e.g., sulfur, steam, carbon dioxide or ash).

Our principal operating activities are currently in China. However, we are developing opportunities in other countries including India, the U.S. and Australia, as well as other parts of Asia, southern Africa and Europe. Our ZZ Joint Venture project is our first commercial scale coal gasification plant and is located in Shandong Province, China. It started up in February 2008 and was in commercial operation from December 2008 until late September 2011 when it was shut down as described below under “ –Current Operations and Projects – Zao Zhuang Joint Venture.” Our Yima project in Henan Province, China is currently in its final stages of construction and plant commissioning.

Overview of Our Gasification Process

We began our gasification activities by obtaining an exclusive worldwide license for the U-GAS® gasification technology, developed by the Gas Technology Institute, or GTI, a leading not-for-profit research and development organization located near Chicago, Illinois. Beginning in 1975, GTI developed a fluidized bed gasification technology trademarked as U-GAS®. Our U-GAS® license grants us the worldwide exclusive right to manufacture, make, use and sell both U-GAS® coal gasification systems and coal and biomass mixture (with coal content exceeding 60% by weight) gasification systems, and a non-exclusive right to manufacture 100% biomass gasification systems and coal and biomass mixture (with biomass content exceeding 40% by weight) gasification systems. We also have rights to sublicense U-GAS® systems to third parties for coal, coal and biomass mixtures and for 100% biomass projects (subject to the approval of GTI, which approval shall not be unreasonably withheld), with GTI and us to share the revenue from such third party licensing fees based on an agreed percentage split. Our license has an initial term expiring in August 2016, with two additional 10-year extensions exercisable at our option.

Since we initially obtained the license in 2004, we have transformed the GTI process with considerable intellectual property of our own, based on improvements to the technology made during the ZZ Joint Venture plant design and operations and in the design, construction, commissioning, and pending operation of the Yima Joint Ventures. We will continue to refine and expand our gasification process to further differentiate it from other processes in its ability to reliably, cleanly and efficiently produce valuable products from feedstocks that are of low cost and quality and may even be characterized as wastes.

The primary advantage of our gasification process relative to other leading gasification technologies is its ability to produce syngas from all ranks of coal (including low rank, high ash and high moisture coals, and lignite), many coal waste products and biomass feed stocks. This process is highly efficient at separating carbon from waste ash, which allows for the efficient processing of certain low rank coal and many coal waste products that cannot otherwise be utilized in the entrained flow and fixed bed gasifiers offered by our competitors. The ability to gasify these lower quality feedstocks unlocks economic advantages by allowing the use of lower cost, abundant, local feedstocks while maintaining high carbon conversion and clean syngas outputs.

Our gasification process is based on a single-stage, fluidized-bed technology for production of low-to-medium heating value syngas from a wide array of biomass feedstocks and coals using oxygen, oxygen enriched air, or air in the gasification reaction. Our technology was developed for gasification of all ranks of coal as well as coal and biomass blends.

In the gasification process, the feedstock is prepared and conveyed into the gasifier vessel. Within the fluidized bed, the feedstock reacts with steam, air and/or oxygen and the temperature is controlled to maintain high carbon conversion and non-slagging conditions for the ash. The U-GAS® process accomplishes four important functions in a single-stage, fluidized-bed gasifier: it decakes, devolatilizes and gasifies the feedstock, and if necessary, agglomerates and separates ash from the reacting coal. The operating pressure of the gasifier depends on the end use for the syngas and may vary from 3 to 40 bars (45 to 585 psia) or more. After cleaning, the syngas can be used for many applications such as power, SNG, methanol, DME, glycol, ammonia, DRI, gasoline or other transportation fuels. Other byproducts such as sulphur, carbon dioxide, steam and ash can also be sold.

During operation, the feedstock is gasified rapidly within the fluidized bed and produces a gaseous mixture of hydrogen, carbon monoxide, carbon dioxide, water vapor and methane, in addition to small amounts of hydrogen sulfide and other trace impurities that are derived from the feedstock. Reactant gases, including steam and air or oxygen are introduced into the gasifier to facilitate the chemical reactions, and are also used to fluidize the feedstock inside the reactor. Ash is removed by gravity from the gasifier and discharged into a system for depressurization and disposal. The gasifier maintains a low level of carbon in the bottom ash discharge stream, achieving overall carbon conversions of over 95%. Cold gas efficiencies of over 80% and carbon conversion of over 99% have been repeatedly demonstrated at commercial scale in the ZZ Joint Venture plant.

Fines carried over from the fluidized bed are separated from the product syngas prior to heat recovery and syngas cleanup and returned to the gasifier through our proprietary Fines Management System, or FMS, for maximizing carbon conversion. The product syngas generated from coal is essentially free of tars and oils due to the temperature profile and residence time of the gases in the fluidized bed, simplifying downstream heat recovery and gas cleaning operations. Using FMS, we achieved over 90-day continuous runs on each single gasifier, which provided very high availability of syngas due to our spare gasifier configuration. With FMS, we believe that we can maximize the utilization of low rank coal in our gasifiers, and as a result, improve the cost advantages derived from using our technology.

GTI Agreement

On November 5, 2009, we entered into an Amended and Restated License Agreement, or the New Agreement, with GTI, replacing the Amended and Restated License Agreement between us and GTI dated August 31, 2006, as amended, or the Original Agreement. Under the New Agreement, we maintain our exclusive worldwide right to license the U-GAS ® technology for all types of coals and coal/biomass mixtures with coal content exceeding 60%, as well as the non-exclusive right to license the U-GAS ® technology for 100% biomass and coal/biomass blends exceeding 40% biomass. The New Agreement differs from the original Agreement most critically by allowing us to sublicense U-GAS ® to third parties for coal, coal and biomass mixtures or 100% biomass projects (subject to the approval of GTI, which approval shall not be unreasonably withheld), with GTI to share the revenue from such third party licensing fees based on an agreed percentage split, or the Agreed Percentage. In addition, the prior obligation to fabricate and put into operation at least one U-GAS ® system for each calendar year of the Original Agreement in order to maintain the license has been eliminated in the New Agreement.

In order to sublicense any U-GAS ® system, we are required to comply with certain requirements set forth in the New Agreement. In the preliminary stage of developing a potential sublicense, we are required to provide notice and certain information regarding the potential sublicense to GTI and GTI is required to provide notice of approval or non-approval within ten business days of the date of the notice from us, provided that GTI is required to not unreasonably withhold their approval. If GTI does not respond within that ten business day period, they are deemed to have approved of the sublicense. We are required to provide updates on any potential sublicenses once every three months during the term of the New Agreement. We are also restricted from offering a competing gasification technology during the term of the New Agreement.

For each U-GAS ® unit which we license, design, build or operate for ourselves or for a party other than a sublicensee and which uses coal or a coal and biomass mixture or biomass as the feed stock, we must pay a royalty based upon a calculation using the MMBtu per hour of dry syngas production of a rated design capacity, payable in installments at the beginning and at the completion of the construction of a project, or the Standard Royalty. Although it is calculated using a different unit of measurement, the Standard Royalty is effectively the same as the royalty payable to GTI under the Original Agreement. If we invest, or have the option to invest, in a specified percentage of the equity of a third party, and the royalty payable by such third party for their sublicense exceeds the Standard Royalty, we are required to pay to GTI the Agreed Percentage of such royalty payable by such third party. However, if the royalty payable by such third party for their sublicense is less than the Standard Royalty, we are required to pay to GTI, in addition to the Agreed Percentage of such royalty payable by such third party, the Agreed Percentage of our dividends and liquidation proceeds from our equity investment in the third party. In addition, if we receive a carried interest in a third party, and the carried interest is less than a specified percentage of the equity of such third party, we are required to pay to GTI, in our sole discretion, either (i) the Standard Royalty or (ii) the Agreed Percentage of the royalty payable to such third party for their sublicense, as well as the Agreed Percentage of the carried interest. We will be required to pay the Standard Royalty to GTI if the percentage of the equity of a third party that we (a) invest in, (b) have an option to invest in, or (c) receive a carried interest in, exceeds the percentage of the third party specified in the preceding sentence.

We are required to make an annual payment to GTI for each year of the term, with such annual payment due by the last day of January of the following year; provided, however, that we are entitled to deduct all royalties paid to GTI in a given year under the New Agreement from this amount, and if such royalties exceed the annual payment amount in a given year, we are not required to make the annual payment. We must also provide GTI with a copy of each contract that it enters into relating to a U-GAS ® system and report to GTI with its progress on development of the technology every six months.

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

Technology Licensing and Related Services

We are placing increased focus on development of licensing opportunities for our proprietary gasification technology on a global basis with a focus on India, China, Eastern Europe, the U.S., Australia and Vietnam, as well as other parts of Asia and southern Africa, due to their large low rank coal resources.

In August 2011, we entered into a technical study agreement with Ambre Energy, or Ambre, of Australia to supply a proprietary gasification design to support Ambre’s development of a planned Coal to Liquids Project, or ambreCTL. Ambre integrated this technical study with work on a waste coal to gasoline project that it investigated in Queensland, Australia. Ambre has also modified this study to explore similar opportunities in the U.S., where it also owns coal reserves. We continue to explore means to collaborate with Ambre to enhance the progress on these potential opportunities.

In December 2010, we successfully completed a one-week campaign for Ambre on their Felton, Queensland, high ash sub-bituminous coal. This test proved our technology’s capability to gasify efficiently and cost effectively their low rank coal which previously had been unsuccessfully tested in two other commercial gasification technologies. Ambre is using the results of this test, along with the engineering study that was initiated in August 2011, to investigate the potential to gasify off-spec and waste coal to produce liquid fuels in the U.S. and Australia. In August 2011, we successfully completed a one-week campaign on high ash bituminous coal washery wastes for Yankuang Yishan Coal Chemical Company, or YYCC, for their coal to ammonia project in China. Based on the results of this campaign, YYCC will evaluate the replacement of their current low-efficiency, high operating cost gasifiers with U-GAS® gasifiers in order to increase the profitability of their coal to ammonia facilities.

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

In the U.S., Europe, and Australia, we believe there may be opportunities for us to leverage the capability of our technology to efficiently and cleanly gasify coal wastes or biomass material to make renewable fuels or “green chemicals”. Today’s regulatory environment in the U.S. is favorable for these types of projects because increased environmental concerns are creating a market demand for renewable fuels and companies are under increasing pressure to reduce their carbon footprint.

In the fastest growing regions of Asia, including India and China, new infrastructure additions create a strong market for steel. The most modern and environmentally friendly types of new steel plants include an iron ore processing step that replaces dirty blast furnaces called “direct reduction iron”, or DRI. Syngas produced by our technology has a composition that is especially well-suited for use in DRI, and our process’ ability to utilize low-cost coal and coal wastes makes it especially economical in this application. We are working on licensing opportunities and other business arrangements with high-profile steel companies who are active in this industry.

We anticipate that we can generate revenues through engineering and technical service fees, as well as licensing fees and royalties on products sold by our licensees that incorporate our proprietary technology without incurring the significant capital costs required to develop a plant. We also believe that our licensing activities will provide additional insight into project development activities, which may allow us to make selective equity investments in such projects in the future and also the development of integrated, modular product offerings. We have also initiated discussions with companies that have expressed interest in partnering with us on a strategic basis to accelerate our business and in some cases who are willing to pay us to bring our technology into an industry-specific joint venture.

Business Strategy

The key elements of our business strategy include:

•

Develop China business platform. We have recently developed a new, China-centric business platform, or SES China, which is intended to be a stand-alone, self-funding business platform that will encompass all of our current and future business activities and initiatives in China, including our Yima Joint Venture. We have also engaged Crystal Vision Energy Limited to provide management support functions to SES China. We believe that the creation of SES China will better enable us to raise capital in China, work effectively with our existing partners to advance our current projects, make strategic investments in assets together with strategic partners, as well as efficiently develop large business verticals, such as the ammonia retro-fit business opportunity with Beijing Zhonghuan Engineering & Project Management Co., Ltd. Other business verticals that we can address through SES China include clean coal-to-chemicals projects, clean renewable fuels and power businesses, DRI for the steel industry, and for longer term value creation, larger scale SNG projects utilizing our low rank coal resources and biomass.

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

•

Leveraging our proprietary technology through licensing, equipment sales and related services to increase revenues and position us for future growth. We provide a proprietary technology package whereby we license our technology rights to third parties, deliver an engineered technology package and provide proprietary equipment components to customers who have contracted to own and operate projects. We intend to focus on developing opportunities for our proprietary technology package whereby we may (i) integrate our gasification process technology package with downstream technologies to provide a fully integrated offering where we may invest in projects either directly or through an investment partner or (ii) may partner with engineering, equipment and technology companies to provide our gasification process technology package into an integrated modular product offering, which may include coal or biomass feedstocks for units producing power and fuels such as ammonia, SNG, methanol to gasoline, or MTG, diesel and ethanol as well as methanol for gasoline blending. We anticipate that we can increase revenues through collecting technology licensing fees and royalties, engineering and technical service fees, as well as equipment product sales sold to customers who have contracted to own and operate projects and desire to incorporate our proprietary technology. We also believe that our licensing activities will provide additional insight into project development activities, which may allow us to make selective equity investments in such projects in the future, develop integrated, modular product offerings, or take options in projects for which we provide a license.

•

Expanding our relationships with strong strategic partners. Our efforts have been initially focused on facilities producing syngas, methanol and DME in China. We are expanding our relationships with our current partners and developing new relationships, including through our potential transaction with ZJX and China Energy, through our engagement of Crystal Vision Energy and through strategic joint venture initiatives in specific markets that will enable us to expand our business. Such strategic relationships may include an investment in projects either directly by us or through an investment partner where our gasification technology plants may supply syngas to strategic customers via long-term offtake agreements. For example, through our joint venture SES Resource Solutions, we are working with Midas Resource Partners AG, a coal resource consulting and project development firm, to collaborate on project origination and project development activities for integrated coal resource-gasification projects to incentivize third party investors to commit to providing financing for such projects. We are exploring new markets for entry such as India, Australia, and other parts of Asia and Europe.

•

Developing value where we have a competitive advantage and have access of rights to feedstock resources. We believe that we have the greatest competitive advantage using our gasification technology in situations where there is a ready source of low cost coal, coal waste or biomass to utilize as a feedstock. We are focusing our efforts in countries with large low rank coal resources such as China, India, Australia and South Africa. We are working to develop transactions that include securing options to these feedstock resources. For example, we are currently in discussions regarding development opportunities in Inner Mongolia, China where provincial authorities are willing to make available coal resources to the project owners, which adds protection from future coal cost increases, and can potentially lead to increased project revenue. In these cases, we may provide technology to add value to coal resources which may be of little value without our gasification conversion technology, or may acquire or partner with owners of these resources to create more value and opportunity for us through the integration of our technology with the resources. Additionally, where strategic relationships and capital and/or financing is available, we may acquire an interest in such resources, including existing facilities or coal mines, where we could create value with our gasification technology by securing direct access to feedstock. We are also actively pursuing business verticals in the segments of transportation fuels, steel and fertilizers where our technology is specifically well suited and developing new downstream coal-to-chemicals and coal-to-energy projects which may expand our initial focus to include facilities producing SNG, MTG, glycol, and power and reducing gas for the steel industry.

•

Continue to develop and improve our gasification technology. We are continually seeking to improve overall plant availability, plant efficiency rates and fuel handling capabilities of our gasification technology. We are continuing to work with our prospective customers to determine the suitability of their low rank coals for our technology through proprietary coal characterization testing and bench scale gasification tests. Additionally, we are growing our technology base through continued development of know-how with our engineering and technical staff, growing and protecting our trade secrets as a result of patenting improvements tested at our ZZ Joint Venture plant, and improvements resulting from integration of our technology with downstream processes. One example includes the development of our FMS which we believe can maximize the utilization of low rank coal in our gasifiers, resulting in improved cost advantages. We have filed several patent applications relating to our improvements to the technology.

•

Grow earnings through increased revenues, joint venture projects and control of expenses. We remain intently focused on control of our expenses while we grow revenues from our technology business and develop our projects. We believe our strategy will allow us to grow near term revenues to position us for sustainable long term growth. We intend to minimize project development expense until we have assurances that acceptable financing is available to complete our projects. Until we have such assurances, our strategy will be to operate using our current capital resources and to leverage the resources of strategic relationships or financing partners.

Target Markets

China

We believe that China offers immediate opportunities to develop our gasification process technology-based projects. Coal is China’s most abundant indigenous energy resource, including a ready supply of low rank coals. According to the BP Statistical Review of World Energy June 2012 report, as of yearend 2011, China’s recoverable coal reserves amounted to 114.5 billion tonnes, including 52.3 billion tonnes of lower grade sub-bituminous and lignite coals. In addition, the Chinese government is promoting the expansion of the domestic supply of chemical products and transportation fuels derived from coal. Methanol derived from coal is used primarily as a commodity chemical used in manufacturing a wide range of products from formaldehyde and acetic acid to pharmaceuticals and plastics. As the technology to make olefin from methanol matures, methanol-to-olefin projects are expected to play a key role in driving the methanol demand growth. Methanol is also used to a lesser extent to further process into DME as well as an oxygenate for blending into automotive gasoline. China’s methanol consumption has grown from 2.6 million tonnes in 1999 to 31.9 million tonnes in 2011. China has put in place standards that control the use of methanol as a fuel at 100% and 85%. In April 2009, China approved the national standard which regulates the quality, transportation, packaging and storage of methanol to be used as fuel for motor vehicles. In July 2009, China released the standard that controls the use of methanol as a fuel at 85% concentration with gasoline and is expected to put in place standards that control the use of methanol as a fuel at 15% concentration with gasoline. Although these standards do not mandate the use of methanol, we expect that they will act as a catalyst for further growth in the development of infrastructure, fuelling stations, and vehicles in China which can accommodate higher proportion methanol blends. We believe that methanol as a blending agent at 15% concentration with gasoline is positive for the long-term outlook for methanol demand. With China demonstrating the viability of methanol blending in gasoline, we believe this will accelerate methanol consumption and increase methanol prices. This should also increase the potential for methanol blending to be adopted in other countries.

We believe coal to SNG will grow in China due to China’s limited natural gas resources. According to the 2011 International Energy Outlook from the U.S. Energy Information Administration, China’s natural gas consumption is estimated to reach 6.8 trillion cubic feet in 2020 but domestic production of natural gas in China is estimated to be 3.7 trillion cubic feet in 2020. Today, coal to SNG projects are beginning to progress and the Chinese government supports these types of coal to energy projects. Due to this estimated shortfall in natural gas, combined with the current encouragement from the Chinese government for these projects, we believe there is potential in China for several of these SNG projects which are anticipated to be very large scale as compared to previous coal-to-chemical projects that have been built in China. In addition, we believe many of these projects will be located in regions such as Inner Mongolia where very low cost lignite coals can be made available and are necessary to reduce the production cost of SNG. Our technology is well suited for this location due to its ability to process these low quality coals and to meet local requirements for clean production of syngas, without tars and oils produced by other technologies, and very low water usage for the overall process. In addition, Inner Mongolia government regulations permit higher quality coals to be made available to those companies that can cleanly gasify the low quality lignite coals. This creates the potential to sell the high quality coals directly to the market while operating the project on low cost lignite, further enhancing the overall financial performance and value created by the project.

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

India

We believe that India is poised for coal-based gasification growth. Although India has substantial low rank coal resources, there has historically been limited coal gasification in India due to the cost of competing alternatives derived from oil and natural gas and due to the challenging nature of the high ash Indian coals to be gasified. Our recent business development activities in India indicate that interest in coal gasification is growing rapidly, and the first coal gasification project in more than 30 years is under construction in India by Jindal Steel & Power. The market for additional coal gasification based plants is poised for growth due to reduced availability and increasing prices of oil and natural gas, large infrastructure growth demands, rapid economic growth, and an increasing need for a variety of basic chemical and energy products, which may be derived from coal gasification to fuel this growing market. We are actively pursuing significant opportunities in India and we believe that we have competitive advantages in this market due to India’s high ash coals for which other commercialized technologies are not as suitable. India also offers a base for high quality engineering and other technical resources at low cost.

There have been allegations of government corruption in India over the past few years. One of the more highly publicized allegations is the so-called “coal-gate” scandal. Early in 2012, the Controller and Auditor General, or CAG, in India released a report alleging widespread government corruption in the awards and non-awards of Indian coal allocations to various companies. The report estimated that this corruption cost the Indian government $33 billion due to selling allocations at undervalued prices to certain companies. Many of these mine allocations were left undeveloped for a variety of reasons, including the Indian government’s price controls, strict environmental and land use regulations and other government policies. India’s growing population and standards of living demand a wide variety of infrastructure projects such as for power, steel and fertilizer, all of which could be aided by coal development. The CAG recommended suspending or rescinding mining rights from companies that received coal allocations in the period from 2004 to 2008. Some of our prospective customers are among these, and in these cases it is likely that these customers’ projects will experience delays. However, it is unlikely that companies with near-term clean coal development plans would lose their coal allocations as this would be counter-productive for India. Increased pressure on the government to deploy the country’s coal assets to worthy infrastructure projects could become advantageous to our prospective customers in India.

Australia

Australia presents an intriguing potential for our coal gasification deployment due to its large quantities of low-rank coal. Much of this coal has limited commercial appeal as exporting it is expensive due to Australia’s vast size and its distance from international coal users. Australia itself is in the top tier of environmental activism, so conventional combustion of this coal within the country is difficult. Finally, Australia has high energy prices due to its limited gas and oil resources and its distance from oil producers. We have produced a detailed paid feasibility study for Ambre Energy for producing synthetic gasoline from low quality Australian coal and we are working with Coalworks Limited under a strategic alliance agreement, each as discussed below under “– Technology Licensing and Related Services.”

Other Countries

We are actively pursuing projects in several other countries including the U.S., Vietnam, Turkey, Japan, Korea, Indonesia, Pakistan, southern African countries, Brazil, and others. We focus our technical and business resources on what we believe to be the highest impact and most viable projects. These analyses include project economics, the viability of competitors (both gasification and non-gasification), financial strength of the prospective owners and investors, and other criteria which we believe are important to project success.

Business Development, Engineering and Project Management

Business Development Staff

We currently employ a staff of experienced business development professionals in the U.S. and China that are focused on opportunities in all of our target markets. The business development team is focused on the disciplined development of new business for gasification projects, licensing opportunities and other technology products and services that maximize the advantages of our gasification technology. Members of the team have either led or participated in the development of multiple coal and natural gas power projects, coal gasification projects, chemical and nuclear projects and gasification licensing transactions globally over the past three decades. In addition, we utilize consultants to supplement our staff in developing relationships with strategic partners and potential customers.

Technology, Engineering and Project Management Staff

Our operations in China have given us the opportunity to build a leading gasification technology and engineering team based on core experience derived from leaders with decades of gasification technology development and design experience. We employ a strong technology team with engineering execution expertise to advance our technology and to support additional licensing and joint venture opportunities. We are also enhancing in-house technology development, intellectual property patenting opportunities, and design improvement capabilities through structured technology evaluation procedures.

Additionally, we have an experienced project management team that includes several members with international engineering, procurement and construction experience. We intend to use this engineering and project management team to conceptualize, design and build gasification projects in our target markets and to develop and protect the development of our technology. We believe that this capability represents a key advantage for marketing to multi-national firms throughout the project development cycle and enables pre-development engineering work to be done with a faster cycle time and at a substantially lower cost. In addition to our technology engineering team, we leverage our resource capability through partnering with international engineering and procurement companies with significant gasification experience.

Current Operations and Projects

Zao Zhuang Joint Venture

Joint Venture Agreement

On July 6, 2006, we entered into a cooperative joint venture contract with Shandong Hai Hua Coal & Chemical Company Ltd., or Hai Hua, which established Synthesis Energy Systems (Zao Zhuang) New Gas Company Ltd., or the ZZ Joint Venture, a joint venture company that has the primary purposes of (i) developing, constructing and operating a syngas production plant utilizing the U-GAS ® technology in Zao Zhuang City, Shandong Province, China and (ii) producing and selling syngas and the various byproducts of the plant, including ash and elemental sulphur. We own 96.9% of the ZZ Joint Venture and Hai Hua owns the remaining 3.1%. We consolidate the results of the ZZ Joint Venture in our consolidated financial statements.

Syngas Purchase and Sale Agreement

The ZZ Joint Venture is also party to a purchase and sale agreement with Hai Hua for syngas produced by the plant, whereby Hai Hua will pay the ZZ Joint Venture an energy fee and capacity fee, as described below, based on the syngas production. The syngas to be purchased by Hai Hua is subject to certain quality component requirements set forth in the contract. In late December 2008, the plant declared commercial operations status for purposes of the purchase and sale agreement. The energy fee is a per normal cubic meters, or Ncum, of syngas calculation based on a formula which factors in the monthly averages of the prices of design base coal, coke, coke oven gas, power, steam and water, all of which are components used in the production of syngas. The capacity fee is paid based on the capacity of the plant to produce syngas, factoring in the number of hours (i) of production and (ii) of capability of production as compared to the guaranteed capacity of the plant, which for purposes of the contract is 22,000 Ncum per hour of net syngas. Hai Hua is obligated to pay the capacity fee regardless of whether they use the gasification capacity, subject only to availability of the plant, quality of the syngas and exceptions for certain events of force majeure. Due to worldwide reductions in methanol prices, as well as reliability issues with respect to Hai Hua’s plant, Hai Hua has operated at a reduced rate of syngas consumption. Hai Hua used approximately 35% to 45% of the syngas guarantee capacity from 2009 until September 2011 when the plant was shut down.

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

Since May 2011, Hai Hua has not paid the capacity fees owed to the ZZ Joint Venture. The unpaid amount totaled approximately $4.7 million as of June 30, 2012. The plant continued to operate and provide syngas to Hai Hua through September 2011 with the expectation that Hai Hua would pay the capacity fee. Hai Hua has paid other contractual obligations such as the energy fees and by-product sales due under the contract. We are continuing to work with Hai Hua on alternatives to resolve this issue. We did not recognize these capacity fee revenues and will not recognize any capacity fees until collection is reasonably assured. In late September 2011, both the Hai Hua methanol plant and the ZZ Joint Venture plant were shut down for scheduled maintenance and the ZZ Joint Venture plant has been kept idle while the ZZ Joint Venture develops its revised commercial arrangement with Hai Hua.

To date, Hai Hua has been unable to offtake the volume of syngas originally expected for the original plant design and as a result the plant has incurred operating losses. Because of these circumstances, the ZZ Joint Venture is working on various arrangements to increase the syngas offtake volume. Such arrangements involve a combination of technical improvements to Hai Hua’s methanol unit, as well as restructuring the current business arrangement to create an integrated syngas to methanol operation. In December 2011, we entered into a framework agreement with Hai Hua pursuant to which we and Hai Hua are working to complete a definitive agreement that will provide the basis for a fully integrated syngas to methanol operation. We have yet to complete this definitive agreement with Hai Hua primarily due to a controlling interest of Hai Hua being recently acquired by Shandong Weijiao Group Co., Ltd., or Weijiao. Weijiao brought in new management team which is working collaboratively with SES to discuss the methanol integration project and to resolve the commercial issues.

As currently planned, the methanol integration project will require approximately $7 million of additional capital. If the definitive agreement is signed and the additional capital is received, the commercial work and physical integration work will begin. This work is expected to take about six months to complete and we will continue to keep the plant idle until this work is completed. In March 2012, Hai Hua advanced approximately $1.0 million to the ZZ Joint Venture.

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

Yima Joint Ventures

In August 2009, we entered into amended joint venture contracts with Yima Coal Industry (Group) Co., Ltd., or Yima, replacing the prior joint venture contracts entered into in October 2008 and April 2009. The joint ventures were formed for each of the gasification, methanol/methanol protein production, and utility island components of the plant, or collectively, the Yima Joint Ventures. The parties obtained government approvals for the project’s feasibility study during the three months ended December 31, 2008 and for the project’s environmental impact assessment during the three months ended March 31, 2009, which were the two key approvals required to proceed with the project. The amended joint venture contracts provide that: (i) we and Yima contribute equity of 25% and 75%, respectively, to the Yima Joint Ventures; (ii) Yima will guarantee the repayment of loans from third party lenders for 50% of the project’s cost and, if debt financing is not available, Yima is obligated to provide debt financing via shareholder loans to the project until the project is able to secure third-party debt financing; and (iii) Yima will supply coal to the project from a mine located in close proximity to the project at a preferential price subject to a definitive agreement to be subsequently negotiated. In connection with entering into the amended contracts, we and Yima contributed their remaining cash equity contributions of $29.3 million and $90.8 million, respectively, to the Yima Joint Ventures during the three months ended September 30, 2009. We will also be responsible for its share of any cost overruns on the project.

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

The syngas production facility for Yima Joint Ventures’ coal-to-methanol project is currently under commissioning and Yima’s project management team expects that methanol production will be ready to start-up in the fourth quarter of calendar 2012.

Based on the project’s current scope of methanol production, the current estimate of the total required capital of the project is approximately $250 million. The remaining capital for the project is to be provided by project debt to be obtained by the Yima Joint Ventures. Yima has agreed to guarantee the project debt in order to secure debt financing from domestic Chinese banking sources. We have agreed to pledge to Yima its ownership interests in the joint ventures as security for its obligations under any project guarantee. In the event that the necessary additional debt financing is not obtained, Yima has agreed to provide a loan to the joint ventures to satisfy the remaining capital needs of the project with terms comparable to current market rates at the time of the loan.

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

We have included the $1.5 million payment paid to GTI in June 2009 (when the amended joint venture contracts were signed) toward future royalties due to GTI for the Yima Joint Ventures’ project as part of our investment in the Yima project. An additional future royalty payment of approximately $1.5 million will be due to GTI upon the commissioning of the gasifier equipment for the Yima project which is expected in fiscal 2013.

Golden Concord Joint Venture

Our joint venture with Golden Concord, or the GC Joint Venture, was formed to (i) develop, construct and operate a coal gasification, methanol and DME production plant utilizing our technology in the Xilinghote Economic and Technology Development Zone, Inner Mongolia Autonomous Region, China and (ii) produce and sell methanol, DME and the various byproducts of the plant. We have a 51% ownership interest in the GC Joint Venture. We continue to work on developing alternative potential partners for this project.

SES Resource Solutions

SES Resource Solutions, Ltd., or SRS, is a joint venture owned 50% by us and 50% by Midas Resources AG, or Midas that was formed in June 2011 to provide additional avenues of commercialization for our U-GAS ® technology. Key objectives of the joint venture are to identify and procure low cost, low rank coal resources for which our technology and the SRS’ know-how represent the best route to commercialization; to provide investment opportunities in both gasification facilities and coal resources; and to facilitate the establishment of gasification projects globally based on the our technology. Terms of the SRS joint venture agreement include:

•	SRS has the exclusive right to promote our gasification technology for the purpose of securing low-cost coal resources in projects worldwide that have been approved by the board of directors of SRS;

•	Midas provides expertise to originate and execute the above projects;

•	We provide SRS with technology licenses and engineering development support for use in developing the joint integrated coal resource projects; and

•	SRS being managed by a four person board of directors, two of which are appointed by us and two of which are appointed by Midas;

•	Our agreement to provide up to $2.0 million in funding to SRS, although it has the ability to discontinue funding at any point in time (as of June 30, 2012, we had funded approximately $1.1 million to SRS); and

•	Revenue and profits are equally divided between the joint venture partners.

Business Concentration

Hai Hua is currently our sole customer for syngas. In addition, our noncurrent assets in China accounted for $68.7 million of the $72.5 million of consolidated total noncurrent assets as of June 30, 2012, which includes property, plant and equipment, our investment in the Yima Joint Ventures and other assets.

Competition

The primary competition for our coal gasification technology are the fixed bed and moving bed technologies, which were developed and implemented commercially in the 1960’s. The Lurgi fixed bed slagging and non-slagging gasification technology can operate on more difficult coals containing high ash and high moisture content, however, the gasifiers require lump-size non-caking coals for their feed, which results in a significant portion of the coal being rejected during preparation. Additionally, fixed bed gasifiers of Lurgi produce a large amount of tars and oils that must be removed from the syngas. These two inefficiencies result in increased capital and operating costs and reduced coal utilization when compared to our technology. Our gasification technology operates efficiently with high ash and high moisture coals without any coal rejection and without the formation of tars and oils. Other technologies, such as the Winkler and High Temperature Winkler fluidized bed gasifiers, British Gas Lurgi fixed bed gasifiers, and others are being marketed in specific regions like China, India, Russia, and North Korea. These technologies have a longer history but generally have lower carbon conversions, lower cold gas efficiencies and lower operating pressure capabilities compared to U-GAS®, and generate undesirable by-products such as tars and oils in the syngas which cause additional clean up expense. Additionally, several companies, including KBR, are developing gasification technologies targeted for low quality coals which have progressed past the research and development phase but as yet have no commercially operating gasifiers.

In the rest of the global gasification market, the largest technology providers are General Electric, Shell, Siemens and Phillips66. These entrained flow slagging gasifier technologies operate efficiently on more expensive high grade bituminous or sub-bituminous coals as feedstocks, but lack experience or capability with the more difficult high ash and high moisture coals and with biomass. Although we do not directly compete with the multi-national industrial corporations, their activities in the marketplace may negatively impact our operations and our ability to attract quality projects. In addition, there are several Chinese companies that utilize similar entrained flow slagging gasification technologies that have built commercial scale plants in China. Increased competition could result in a loss of contracts and market share. Either of these results could seriously harm our business and operating results. In addition, there are a number of gasification and conventional, non-gasification, coal-based alternatives for producing heat and power that could compete with our technology in specific situations.

Suppliers

We are in the process of developing an internal capability that allows for the cost effective and timely sourcing of equipment for our current projects in China. China has rapidly expanded its industrial manufacturing and construction capabilities which has reduced the cost and build time of traditional sources of supply. We have been successful in locating and contracting with a number of key suppliers of major equipment and services. For projects outside of China where local sourcing is of value, we expect to develop supply chain capabilities for our equipment utilizing experienced industrial manufacturing capabilities and low cost sources of labor and materials to continue to benefit our technology.

Project and Technical Development

We may incur internal and third-party project and technical development costs related to the advancement of our gasification technology and related processes. We plan to continue certain development initiatives that support our strategies and project development activities with a goal of offering our customers the best and most efficient clean coal solutions. Generally, our internal costs and third-party costs are included in general and administrative expenses on our consolidated statements of operations.

Governmental and Environmental Regulation

Our operations are subject to stringent federal, provincial state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Numerous governmental agencies, including various Chinese authorities, issue regulations to implement and enforce such laws, which often require difficult and costly compliance measures that carry substantial administrative, civil and criminal penalties or may result in injunctive relief for failure to comply. These laws and regulations may require the acquisition of a permit before construction or operation at a facility commence, restrict the types, quantities and concentrations of various substances that can be released into the environment in connection with such activities, limit or prohibit construction activities on certain lands lying within wilderness, wetlands, ecologically sensitive and other protected areas, and impose substantial liabilities for pollution. Our facilities may require permits for air emissions and wastewater discharges, as well as other authorizations, some of which must be issued before construction commences. Issuance of these permits could be subject to unpredictable delays, contests and even, in some cases, denial. Although we believe that there will be support for our projects, the permitting process could be complex and time consuming and the issuance of permits may be subject to the potential for contest and other regulatory uncertainties that may result in unpredictable delays. We believe that we are in substantial compliance with current applicable environmental laws and regulations and we have not experienced any material adverse effect from compliance with these environmental requirements.

In addition, recent scientific studies have suggested that emissions of certain gases, commonly referred to as “greenhouse gases,” may be contributing to the warming of the Earth’s atmosphere. In response to such studies, many countries are actively considering legislation, or have already taken legal measures, to reduce emissions of greenhouse gases. Examples of such legislation and new legal measures include new environmental laws and regulations that could impose a carbon tax, a cap and trade program requiring us to purchase carbon credits, or measures that would require reductions in emissions or require modification of raw materials, fuel use or production rates. Carbon dioxide, a byproduct of our burning fossil fuels such as coal, is an example of a greenhouse gas. Our plants using U-GAS® technology may release a significant amount of carbon dioxide. Methane is another greenhouse gas. Greenhouse gas regulation may require us or our customers to obtain additional permits, meet additional control requirements, install additional environmental mitigation equipment, or take other as yet unknown steps to comply with such potential regulations, which could adversely affect our financial performance.

We operate our business in China under a legal regime consisting of the State Council, which is the highest authority of the executive branch of the Chinese central government, and several ministries and agencies under its authority, including the State Administration for Industry and Commerce, or SAIC, the Ministry of Commerce, or MOC, the State Administration of Foreign Exchange, or SAFE, and their respective authorized local counterparts.

The Chinese government imposes restrictions on the convertibility of the RMB and on the collection and use of foreign currency by Chinese entities. Under current regulations, the RMB is generally convertible for current account transactions, which include dividend distributions, and the import and export of goods and services subject to review and approval by SAFE or its designated foreign exchange bank. However, conversion of RMB into foreign currency and foreign currency into RMB for capital account transactions is under the strict scrutiny of SAFE. According to SAFE Circular 142 (Circular on Issues Relating to the Improvement of Business Operations with Respect to the Administration of Foreign Exchange Capital Payment and Settlement of Foreign-invested Enterprises), conversion of foreign currency in a capital account into RMB for equity investment is prohibited. Under current Chinese regulations, foreign-invested enterprises such as our Chinese subsidiaries are required to apply to SAFE for a Foreign Exchange Registration Certificate for Foreign-Invested Enterprise. With such a certificate (which is subject to annual inspection by SAFE), a foreign-invested enterprise may open foreign exchange bank accounts at banks authorized to conduct foreign exchange business by SAFE and may buy, sell and remit foreign exchange through such banks, subject to documentation and approval requirements. Foreign-invested enterprises are required to open and maintain separate foreign exchange accounts for capital account transactions and current account transactions. In addition, there are restrictions on the amount of foreign currency that foreign-invested enterprises may retain in such accounts.

According to SAFE Circular 75 (Notice on Issues Relating to the Administration of Foreign Exchange in Fund-Raising and Return Investment Activities of Domestic Residents Conducted via Offshore Special Purpose Companies), prior to establishing or assuming control of an offshore company, or SPV, for the purpose of financing that offshore company with assets or equity interests in an onshore enterprise in China, each Chinese resident, whether a natural or legal person, must complete certain overseas investment foreign exchange registration procedures with the relevant local SAFE branch. An amendment to the registration with the local SAFE branch is required to be filed by any Chinese resident that directly or indirectly holds interests in that offshore company upon either (i) the injection of equity interests or assets of an onshore enterprise to the offshore company or (ii) the completion of any overseas fund-raising by such offshore company. An amendment to the registration with the local SAFE branch is also required to be filed by such Chinese resident when there is any material change involving a change in the capital of the offshore company, such as (i) an increase or decrease in its capital, (ii) a transfer or swap of shares, (iii) a merger or division, (iv) a long-term equity or debt investment or (v) the creation of any security interests. On May 27, 2011, SAFE further issued the SAFE Circular 19 (Circular on Operation Procedures on Foreign Exchange Administration on Financing and Round Tripping Investment by Domestic Residents through Offshore Special Purpose Vehicles), according to which round-tripping investments are categorized into “SPV round tripping investment” and “Non-SPV round tripping investment”. Any round tripping investment by Chinese residents through an offshore entity which is not an SPV, as defined in the SAFE Circular 75, shall be considered “Non-SPV round tripping investments” and thereby the onshore entities that are indirectly held by the Chinese investor shall complete the foreign exchange registration process with a tag on it as “Non-SPV round tripping investment” for foreign exchange administration.

Failure to comply with the registration procedures may result in restrictions on the relevant onshore entity, including failure to update its own foreign exchange registration, restrictions on the payment of dividends and other distributions to its offshore parent or affiliate and restrictions on the capital inflow from the offshore entity, and may also subject relevant Chinese residents to penalties under the Chinese foreign exchange administration regulations. Chinese residents who are beneficial holders of our shares are required to register with SAFE in connection with their SPV round tripping investment or Non-SPV round tripping investment, as the case may be.

Under Chinese regulations, wholly foreign-owned enterprises and Sino-foreign equity joint ventures in China may pay dividends only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. Additionally, these foreign-invested enterprises are required to set aside certain amounts of their accumulated after tax profits each year, if any, to fund certain reserve funds. These reserves are not distributable as cash dividends.

In China, the development and construction of gasification facilities is highly regulated. In the development stage of a project, the key government approvals relate to the project’s environmental impact assessment report, feasibility study (also known as the project application report) and, in the case of a Sino-foreign joint venture, approval of the joint venture company’s joint venture contract and articles of association. Approvals in China are required at the municipal, provincial and/or central government levels depending on the total investment in the project and subject to industry specified criteria. Due to the global economic recession, China’s State Council issued guidance related to the pace of new project approvals including wind power, polysilicon, steel, cement, glass and coal to methanol and DME. At the same time, the government continues to encourage newer technologies that can cleanly process coal. Although we do not believe that China’s project approval requirements and slowing of approvals for new coal to methanol and DME projects will invalidate any of our existing permits, our future joint ventures will have to abide by these guidelines.

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

In March 2011, China released its 12th Five – Year Plan, which maps a path for more sustainable economic growth, focusing on energy efficiency and the use of cleaner energy sources to mitigate the effects of rapidly rising energy demand. We believe these policies could lead to expanded syngas application in methanol production as well as in the licensing business of coal gasification technologies, which we believe we are uniquely positioned to benefit from.

Although we have been successful in obtaining the permits that are required at a given stage with respect to the ZZ Joint Venture, and the Yima Joint Ventures, any retroactive change in policy guidelines or regulations or an opinion that the approvals that have been obtained are inadequate, at the municipal, provincial or central government levels in China, could require us to obtain additional or new permits or spend considerable resources on complying with such regulations. Other developments, such as the enactment of more stringent environmental requirements, changes in enforcement policies or discovery of previously unknown conditions, could require us to incur significant capital expenditures or suspend operations.

Employees

As of June 30, 2012, we had approximately 130 full-time employees, including 83 employees at the ZZ Joint Venture plant. None of our employees are represented by any collective bargaining unit. We have not experienced any work stoppages, work slowdowns or other labor unrest. We believe that our relations with our employees are good.

Available Information

We make available free of charge, or through the “Investors—Financial Information” section of our website at www.synthesisenergy.com, access to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material is filed, or furnished to the Securities and Exchange Commission. Our Code of Business and Ethical Conduct and the charters of our Audit, Compensation and Nominating and Corporate Governance Committees are also available through the “Investors—Corporate Governance” section of our website or in print to any stockholder who requests them.

Item 1A. Risk Factors

Risks Related to Our Business

We will require substantial additional funding, and our failure to raise additional capital necessary to support and expand our operations could reduce our ability to compete and could harm our business.

As of June 30, 2012, we had $18.1 million of cash and cash equivalents. We expect to continue to have negative cash flows until we can generate sufficient revenues from our licensing and related service projects, as well as from the ZZ Joint Venture, the Yima Joint Ventures and other projects which are under development, to cover our general and administrative expenses and other operating costs. We plan to use our cash for:

•	general and administrative expenses, including the SES China business platform;

•	debt service related to the ZZ Joint Venture;

•	working capital;

•	project, third party licensing and technical development expenses;

•	operating expenses of SRS; and

•	general corporate purposes.

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

Our operating results may fluctuate significantly as a result of a variety of factors, many of which are outside our control. Factors that may affect our operating results include: (i) our ability to obtain new customers and retain existing customers; (ii) the cost of coal and electricity; (iii) the success and acceptance of U-GAS ® technology; (iv) our ability to successfully develop our licensing business and execute on our projects; (v) the ability to obtain financing for our projects; (vi) shortages of equipment, raw materials or feedstock; (vii) approvals by various government agencies; (viii) the inability to obtain land use rights for our projects; and (ix) general economic conditions as well as economic conditions specific to the energy industry. For example, our results of operation have been largely affected by the level of licensing and related service revenues and syngas production levels at our ZZ Joint Venture plant. Under the syngas purchase and sale contract, Hai Hua is required to pay the energy and capacity fee payments if the syngas produced by the plant meets certain minimum specifications. Hai Hua has not made the capacity fee payments to the ZZ Joint Venture since April 2011. The unpaid amount totals approximately $4.7 million as of June 30, 2012. Although we are continuing to work with Hai Hua on alternatives to resolve the issue, there can be no assurances that we will collect these amounts. In late September 2011, both the Hai Hua methanol plant and the ZZ Joint Venture plant were shut down for scheduled maintenance and the ZZ Joint Venture plant has been kept idle while we develop its revised commercial arrangement with Hai Hua. If a definitive agreement is signed and the additional capital is received, the commercial work and physical integration work would begin. This work is expected to take about six months to complete and we would continue to keep the plant idle until this commercial work is completed. Although Hai Hua is working collaboratively with SES to discuss the methanol integration project and to resolve the commercial issues, we can have no assurances as to when or if this will be completed or when the plant will come back online.

Our lack of operating history precludes us from forecasting operating results and our business strategies may not be accepted in the marketplace and may not help us to achieve profitability.

Our lack of operating history or meaningful revenue precludes us from forecasting operating results based on historical results. Our proposed business strategies described in this annual report incorporate our senior management’s current best analysis of potential markets, opportunities and difficulties that face us. No assurance can be given that the underlying assumptions accurately reflect current trends in our industry, terms of possible project investments or our customers’ reaction to our products and services or that such products or services will be successful. Our business strategies may and likely will change substantially from time to time (such as our recent emphasis on licensing and related product offerings) as our senior management reassesses its opportunities and reallocates its resources, and any such strategies may be changed or abandoned at any time. If we are unable to develop or implement these strategies through our projects and our technology, we may never achieve profitability which could impair our ability to continue as a going concern. Even if we do achieve profitability, it may not be sustainable, and we cannot predict the level of such profitability.

We may not be successful developing opportunities to license our technology.

Although we have identified potential opportunities in the U.S., India, Australia, Vietnam and southern Africa, as well as other parts of Europe and Asia, we have only recently begun to develop our licensing and related service business and many of the relationships with potential customers are still being cultivated. Our ability to successfully develop licensing opportunities for the U-GAS® technology is uncertain and depends upon the strength of global markets as well as our continued capability to deliver technology licenses, components and services primarily through our China operations center. In addition, as with our other projects, we will be exposed to the risk of financial non-performance by our customers. Although we anticipate that we can generate revenues through engineering and technical service fees, as well as licensing fees and royalties on products sold by our licensees that incorporate our proprietary technology, there can be no assurances that we will be able to do so and our inability to do so could have a material adverse effect on our business and results of operation.

We have performance guarantees under our third party licensing agreements.

Under our license agreements, we typically provide a guarantee of the performance of the plant which is using our technology. Should we become liable under the performance guarantee, we could be held liable for the customer’s damages and we may be required to re-perform certain affected work and services. Although our liability for the performance guarantee is typically capped at 50% of the fees that we receive under the license agreement, our liability for damages or re-performance of our work could still have a material adverse effect on our business, financial condition and results of operations.

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

We rely on proprietary technology licensed from GTI. Our license agreement with GTI for U-GAS® technology (described under “Description of Business—GTI Agreements”) is a critical component of our business. All of the prior patents granted around U-GAS® technology have expired. We are improving the technology and we plan to create new technologies around the core U-GAS® technology and have applied for new patents for these improvements and new technologies. Proprietary rights relating to U-GAS® technology are protected from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents, maintained within trade secrets or maintained in confidence through legally binding agreements. There can be no assurance that patents will be issued from any pending or future patent applications owned by or licensed to us or that the claims allowed under any issued patents will be sufficiently broad to protect our technology. In addition, our ability to obtain patent protection may be affected by the terms of the New Agreement. In the absence of patent protection, we may be vulnerable to competitors who attempt to copy our technology or gain access to our proprietary information and technical know-how. In addition, we rely on proprietary information and technical know-how that we seek to protect, in part, by entering into confidentiality agreements with our collaborators, employees, and consultants. We cannot assure you that these agreements will not be breached, that we would have adequate remedies for any breach or that our trade secrets will not otherwise become known or be independently developed by competitors.

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

The New Agreement, our joint ventures in China, our licensing and related service business and our joint venture with SRS are essential to us and our future development. The New Agreement terminates on August 31, 2016, but may be terminated by GTI upon certain events of default if not cured by us within specified time periods. In addition, after the two ten year extension periods provided under the New Agreement, which are exercisable at our option, we cannot assure you that we will succeed in obtaining an extension of the term of the license at a royalty rate that we believe to be reasonable or at all. Our joint venture agreements do not terminate for many years, but may be terminated earlier due to certain events of bankruptcy or default, or, in the case of Zao Zhuang, if the purchase and sale contract for syngas is terminated. Termination of any of our joint ventures would require us to seek another collaborative relationship in that territory. We cannot assure you that a suitable alternative third party would be identified, and even if identified, we cannot assure you that the terms of any new relationship would be commercially acceptable to us. In addition, any of our license agreements could be terminated by our customer if we default under the terms of the agreement and any such termination could have a material adverse affect on our business and results of operations.

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

For example, China’s State Council has recently issued an opinion further restricting new project approvals for wind power, polysilicon, steel cement, glass and coal to methanol and DME projects. At the same time, the government continues to encourage newer technologies that can cleanly process coal. Although we do not believe that China’s project approval requirements and slowing of approvals for new coal to methanol and DME projects will invalidate any of our existing permits, our future joint ventures will have to abide by these guidelines.

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

Our size and lack of operating history could inhibit the development of our third party licensing business.

License agreements typically provide a guarantee of the performance of the plant which is using the U-GAS® technology. Due to our size and lack of operating history there could be a perception that we are not able to satisfy these obligations, even though liability is typically capped at 50% of the fees received under the license agreement. As a result, partners may choose to enter into agreements with our larger competitors due to the belief that they are in a greater position to stand by their performance guarantees. These perceptions could hinder the development of our third party licensing business and, as a result, have a material adverse effect on our financial condition and results of operations.

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

We also include the financial statements of the ZZ Joint Venture in our consolidated financial statements. We rely on personnel in China to compile this information and deliver it to us in a timely fashion so that the information can be incorporated into our consolidated financial statements prior to the due dates for our annual and quarterly reports. Any difficulties or delays in receiving this information or incorporating it into our consolidated financial statements could impair our ability to timely file our annual and quarterly reports.

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

Increased development of shale gas in China could have an adverse effect on our business.

According to an assessment published by the EIA in 2011, China has the world’s largest technically recoverable shale gas reserve resource, representing 20% of the world’s total shale gas resources. Sinopec, the Chinese state owned oil company, has recently drilled the first of nine planned shale gas wells. Although China currently lacks the infrastructure to develop this on a large scale, by 2020, their goal is for shale gas to provide 6 percent of its total energy needs. An increase in the development of shale gas would be a competitive alternative to syngas and SNG which is produced by our process and could have a material adverse effect on our business and results of operation if successful.

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

Our performance is substantially dependent on the continued services and on the performance of our senior management and other key personnel. Our performance also depends on our ability to retain and motivate our officers and key employees. The loss of the services of any of our executive officers or other key employees could have a material adverse effect on our business, results of operations and financial condition. Although we have employment arrangements, which include non-competition provisions, with Robert Rigdon, our President and Chief Executive Officer, Kevin Kelly, our Controller and Chief Accounting Officer, Francis Lau, our Chief Technology Officer, William E. Preston, our Senior Vice President — Global Business Development and Licensing and certain other members of senior management, as a practical matter, those agreements will not assure the retention of our employees and we may not be able to enforce all of the provisions in any such employment agreement, including the non-competition provisions. Our future success also depends on our ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, marketing and customer service personnel. Competition for such personnel is intense, and we cannot assure you that we will be able to successfully attract, integrate or retain sufficiently qualified personnel. In addition, because substantially all of our operations are currently in China, we will be required to retain personnel who reside in, or are willing to travel to, and who speak the language and understand the customs of, China. Our inability to retain these types of individuals could have a material adverse effect on our business, results of operations and financial condition.

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

The business of providing energy is highly competitive. In the gasification market, large multi-national industrial corporations that are better capitalized, such as General Electric, Shell, Phillips66 and Siemens (with entrained flow technologies), and smaller Chinese firms (with atmospheric pressure technologies) offer coal gasification equipment and services. Although we do not directly compete with the multi-national industrial corporations, their activities in the marketplace may negatively impact our operations and our ability to attract quality projects. In addition, new competitors, some of whom may have extensive experience in related fields or greater financial resources, may enter the market. Increased competition could result in a loss of contracts and market share. Either of these results could seriously harm our business and operating results. In addition, there are a number of gasification and conventional, non-gasification, coal-based alternatives for producing heat and power that could compete with our technology in specific situations. If we are unable to effectively compete with other sources of energy, our business and operating results could be seriously harmed.

In our areas of operation, the projects we and our customers intend to build are subject to rigorous environmental regulations, review and approval. We cannot assure you that such approvals will be obtained, applicable requirements will be satisfied or approvals, once granted, will be maintained.

Our operations are subject to stringent laws and regulations governing the discharge of materials into the environment, remediation of contaminated soil and groundwater, siting of facilities or otherwise relating to environmental protection. Numerous governmental agencies, such as various Chinese authorities at the municipal, provincial or central government level and similar regulatory bodies in other countries, issue regulations to implement and enforce such laws, which often require difficult and costly compliance measures that carry substantial potential administrative, civil and criminal penalties or may result in injunctive relief for failure to comply. These laws and regulations may require the acquisition of a permit before construction and/or operations at a facility commence, restrict the types, quantities and concentrations of various substances that can be released into the environment in connection with such activities, limit or prohibit construction activities on certain lands lying within wilderness, wetlands, ecologically sensitive and other protected areas and impose substantial liabilities for pollution. We believe that we are in substantial compliance with current applicable environmental laws and regulations. Although to date we have not experienced any material adverse effect from compliance with existing environmental requirements, we cannot assure you that we will not suffer such effects in the future or that projects developed by our partners or customers will not suffer such effects.

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

Recent scientific studies have suggested that emissions of certain gases, commonly referred to as “greenhouse gases,” may be contributing to the warming of the Earth’s atmosphere. In response to such studies, many countries are actively considering legislation, or have already taken legal measures, to reduce emissions of greenhouse gases. Carbon dioxide, a byproduct of burning fossil fuels such as coal, is an example of a greenhouse gas. Plants using our technology may release a significant amount of carbon dioxide. Methane is another greenhouse gas.

New legislation or regulatory programs that restrict emissions of greenhouse gases in areas in which we conduct business may require us or our customers to obtain additional permits, meet additional control requirements, install additional environmental mitigation equipment, or take other as yet unknown steps to comply with these potential regulations, which could adversely affect our financial performance. Although we plan to use advanced technologies to actively utilize or sequester any greenhouse gas emissions, compliance with any future regulation of greenhouse gases, if it occurs, could be costly and may delay our development of projects. Even if we or out customers obtain all necessary permits, the air quality standards or the interpretation of those standards may change, thus requiring additional control equipment, more stringent permitting requirements, or other measures. Such requirements could significantly increase the operating costs and capital costs associated with any future development, expansion or modification of a plant.

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

Risks Related to Our Chinese Operations

Chinese investment regulations could adversely impact our company and subject us to fines.

Recent Chinese regulations relating to outbound investment activities, in particular, round-tripping investments by Chinese residents may increase our administrative burden, restrict our overseas and cross-border investment activity or otherwise adversely affect the implementation of our acquisition strategy. Under the regulations of SAFE, Chinese residents who make, or have previously made, direct or indirect round tripping investments through a SPV, will be required to register with SAFE. In the case of any round tripping investment by the Chinese residents through an offshore entity which is not an SPV, as defined in the SAFE Circular 75, the onshore entities that are indirectly held by the Chinese residents is required to complete the foreign exchange registration process with a tag on it as “Non-SPV round tripping investment”. In addition, such SAFE registration is required to be filed or updated in the case of any material change involving its round-trip investment, capital variation, such as an increase or decrease in capital, transfer or swap of shares, merger, division, long-term equity or debt investment or creation of any security interest. If any Chinese stockholder fails to make the required SAFE registration or filings, or if Chinese entities fail to be tagged as the “Non-SPV round tripping investment”, the Chinese subsidiary of that offshore parent company may be prohibited from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation, to their offshore parent company, and the offshore parent company may also be prohibited from injecting additional capital into their Chinese subsidiary. Moreover, failure to comply with the various SAFE registration requirements described above could result in liability under Chinese laws for evasion of applicable foreign exchange restrictions. We cannot provide any assurances that all of our stockholders who are Chinese residents will make or obtain any applicable registrations or approvals required by these SAFE regulations. The failure or inability of our Chinese resident stockholders to comply with the registration procedures set forth in the SAFE regulations may subject our Chinese subsidiaries to fines and legal sanctions, restrict our cross-border investment activities, or limit them ability to distribute dividends to or obtain foreign-exchange dominated loans from our company. Nor can we provide assurance that our Chinese subsidiaries are accepted by SAFE to be tagged as “ Non-SPV round tripping investment” given that SAFE Circular 19 is a newly issued regulation and certain aspects therein still remain in uncertainty. As it is uncertain how the SAFE regulations will be interpreted or implemented, we cannot predict how these regulations will affect our business operations or future strategy. For example, we may be subject to a more stringent review and approval process with respect to our foreign exchange activities, such as remittance of dividends and obtaining foreign currency denominated borrowings, which may harm our results of operations and financial condition. In addition, if we decide to acquire a Chinese domestic company, we cannot assure you that we or the owners of such company, as the case may be, will be able to obtain the necessary approvals or complete the necessary filings and registrations required by the SAFE regulations. This may restrict our ability to implement our acquisition strategy and could adversely affect our business and prospects.

Under Chinese laws, arrangements and transactions among related parties may be subject to a high level of scrutiny by Chinese tax authorities.

Under Chinese laws, arrangements and transactions among related parties may be subject to audit or challenge by Chinese tax authorities. Under the Regulation on the Implementation of the Enterprise Income Tax Law, the “related party” means the enterprises, other organizations or individuals that have any of the following relations with an enterprise:

•	direct or indirect control relationship with respect to capital, management, sale or purchase, etc.;

•	directly or indirectly controlled by a common third-party;

•	any other relationship of interest.

If any of the transactions we enter into with related parties are found not to be on an arm’s-length basis, or to result in an unreasonable reduction in tax under Chinese law, Chinese tax authorities have the authority to disallow any tax savings, adjust the profits and losses of such possible future Chinese entities and assess late payment interest and penalties. A finding by Chinese tax authorities that we are ineligible for any such tax savings would in all likelihood substantially increase our possible future taxes and thus reduce our net income in future periods.

Labor laws in China may adversely affect our results of operations.

The Chinese Labor Contract Law imposes greater liabilities on employers and significantly affects the cost of an employer’s decision to reduce its workforce. Further, it requires certain terminations be based upon seniority and not merit. In the event we decide to significantly change or decrease our workforce, the Chinese Labor Contract Law could adversely affect our ability to enact such changes in a manner that is most advantageous to our business or in a timely and cost-effective manner, thus materially adversely affecting our financial condition and results of operations.

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

We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar Chinese and worldwide anti-bribery laws.

The U.S. Foreign Corrupt Practices Act, or the FCPA, and similar Chinese and worldwide anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Our policies mandate compliance with these laws. We operate in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. Despite our training and compliance program, we cannot assure you that our internal control policies and procedures always will protect us from reckless or negligent acts committed by our employees or agents. Violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our business and operations. We may be subject to competitive disadvantages to the extent that our competitors are able to secure business, licenses or other preferential treatment by making payments to government officials and others in positions of influence or using other methods that United States laws and regulations prohibit us from using.

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

We face risks related to natural disasters and health epidemics in China, which could have a material adverse effect on our business and results of operations.

Our business could be materially adversely affected by natural disasters or the outbreak of health epidemics in China. For example, in May 2008, Sichuan Province suffered a strong earthquake measuring approximately 8.0 on the Richter scale that caused widespread damage and casualties. In addition, in the last decade, China has suffered health epidemics related to the outbreak of avian influenza and severe acute respiratory syndrome, or SARS. In April 2009, an outbreak of the H1N1 virus, also commonly referred to as “swine flu” occurred in Mexico and has spread to other countries. Cases of swine flu have been reported in Hong Kong and mainland China. The Chinese government and certain regional governments within China have enacted regulations to address the H1N1 virus, which may have an effect on our business. If the outbreak of swine flu were to become widespread in China or increase in severity, it could have an adverse effect on economic activity in China, and could require the temporary closure of manufacturing facility. Such events could severely disrupt our business operations and harm our results of operations. Any future natural disasters or health epidemics in China could also have a material adverse effect on our business and results of operations.

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

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price for Common Stock and Stockholders

Our common stock is traded on The NASDAQ Global Market under the symbol SYMX. The following table sets forth the range of the high and low sale prices for our common stock for the periods indicated.

	Sales Price
	High	Low
Year Ending June 30, 2012:
First Quarter	$2.97	$1.21
Second Quarter	$1.85	$1.36
Third Quarter	$1.88	$1.30
Fourth Quarter	$1.53	$0.76
Year Ending June 30, 2011:
First Quarter	$1.21	$0.81
Second Quarter	$1.20	$0.80
Third Quarter	$3.12	$1.03
Fourth Quarter	$4.50	$1.55

As of September 24, 2012, our authorized capital stock consisted of 200,000,000 shares of common stock, of which 57,799,951 shares of common stock were issued and outstanding. As of such date, there were 93 holders of record of our common stock.

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

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth information regarding our existing equity compensation plans as of June 30, 2012.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	6,750,201	(2)	$0.94	336,533	(2)
Equity compensation plans not approved by security holders	—		—	—

Total as of June 30, 2012	6,750,201		$0.94	336,533

(1)	Consists of the Amended and Restated 2005 Incentive Plan, as amended, or the Plan.
(2)	Of the total 8,000,000 shares under the Plan, options to acquire 6,750,201 shares of commons stock were outstanding at June 30, 2011 and 152,468 shares of restricted stock had been granted under the Plan.

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

Statements of Operations Data

(in thousands, except per share amounts)

	Years Ended June 30,
	2012	2011	2010	2009	2008
Total revenue	$3,062	$10,158	$9,301	$2,102	$328

Operating loss	(18,267)	(15,730)	(24,964)	(30,062)	(28,061)

Net loss	(20,072)	(15,620)	(25,415)	(29,279)	(28,052)

Less: net loss attributable to noncontrolling interests	176	157	3,667	703	610

Net loss attributable to stockholders	(19,896)	(15,463)	(21,748)	(28,576)	(27,442)

Net loss per share:
Basic and diluted	$(0.39)	$(0.32)	$(0.45)	$(0.60)	$(0.80)

Weighted average common shares outstanding:
Basic and diluted	51,024	48,584	48,230	48,017	34,385

Balance Sheet Data

(in thousands)

	June 30,
	2012	2011	2010	2009	2008
Total working capital	$9,874	$27,851	$37,223	$81,033	$117,280
Total assets	92,847	109,974	120,581	146,136	177,747
Total liabilities	12,887	13,190	16,542	20,040	24,241
Total equity	79,960	96,784	104,039	126,096	153,506

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

Business Overview

We are a global energy and gasification technology company that provides products and solutions to the energy and chemical industries. Our strategy is to create value by providing technology and equipment in regions where low rank coals and biomass feedstocks can be profitably converted into high value products through our proprietary fluidized bed gasification technology, which technology is based on the U-GAS® process developed by the Gas Technology Institute, but is augmented and differentiated by our own intellectual property gained by owning and operating one commercial plant and partnering in a second that is currently in commissioning. We do this through providing a proprietary technology package whereby we license technology rights to third parties, deliver an engineered technology package and provide proprietary equipment components to customers who have contracted to own and operate projects. In addition, we may (i) integrate our technology package with downstream technologies to provide a fully integrated offering where we may invest in projects either directly or through an investment partner, (ii) partner with engineering, equipment and technology companies to provide our technology package into an integrated modular product offering, (iii) provide technology to enable coal resources to be integrated together with our technology where the coal resources may be of little value without our conversion technology, or (iv) acquire or partner with owners of these coal resources to create more value and opportunity for us through the integration of our technology with the coal resources.

We believe that we have several advantages over commercially available competing gasification technologies, such as entrained flow, fixed and moving bed gasification technologies, including our ability to use all ranks of coals (including low rank, high ash and high moisture coals, which are significantly cheaper than higher grade coals), many coal waste products and biomass feed stocks. In addition, our technology’s advanced fluidized bed design is tolerant to changes in feedstock. These factors enable us to be a lower cost producer of synthesis gas, or syngas, a mixture of primarily hydrogen and carbon monoxide, which can then be used to produce other products. Depending on local market need and fuel sources, syngas can be used as a fuel gas in industrial applications or can be used to produce many products including power, synthetic natural gas, or SNG, methanol, dimethyl ether, or DME, glycol, ammonia, direct reduction iron, or DRI, gasoline and other transportation fuels, steam, and other byproducts (e.g., sulphur, carbon dioxide or ash).

Our principal operating activities are currently in China. However, we are developing opportunities in other countries including India, the U.S. and Australia, as well as other parts of Asia, southern Africa and Europe. Our ZZ Joint Venture project is our first commercial scale coal gasification plant and is located in Shandong Province, China. It started up in February 2008 and was in commercial operation from December 2008 until late September 2011 when it was shut down as described below under “ Business –Current Operations and Projects – Zao Zhuang Joint Venture.” Our Yima project in Henan Province, China is currently in its final stages of construction and plant commissioning.

Results of Operations

We are in our development stage and therefore have had limited operations. We have sustained net losses of $137.2 million from November 4, 2003, the date of our inception, to June 30, 2012.

Year Ended June 30, 2012 Compared to the Year Ended June 30, 2011

Revenue. Total revenue decreased by $7.1 million to $3.1 million for the year ended June 30, 2012 compared to $10.2 million for the year ended June 30, 2011.

Product sales decreased by $6.8 million to $2.1 million for the year ended June 30, 2012 compared to $8.9 million for the year ended June 30, 2011 and were derived from the sale of syngas and byproducts produced at the ZZ Joint Venture plant to Hai Hua. The decrease in product sales was due primarily to no capacity fee revenue being received during the year ended June 30, 2012 and the suspension of syngas production at the ZZ Joint Venture plant in late September 2011.

In May 2011, Hai Hua notified the ZZ Joint Venture plant that it will not continue payment of capacity fees beyond April 2011. The unpaid amount totaled $4.7 million cumulatively as of June 30, 2012. The plant continued to operate and provide syngas to Hai Hua until operations were suspended in late September 2011, and Hai Hua has paid other contractual obligations such as the energy fees and by-product sales due under the contract. We are continuing to work with Hai Hua on alternatives to resolve this issue and recover these fees including restructuring the current business arrangement to create an integrated syngas to methanol operation. We did not recognize these capacity fee revenues during fiscal 2012 and we will not recognize any capacity fees until collection is reasonably assured.

Technology licensing and related services revenues decreased by $0.3 million to $0.9 million for the year ended June 30, 2012 compared to $1.2 million for the year ended June 30, 2011 and were generated from the testing of coal at the ZZ Joint Venture plant, and other coal testing, feasibility studies and other technical services provided in association with our technology licensing business.

Costs of sales and plant operating expenses. Costs of sales and plant operating expenses decreased by $4.3 million to $4.8 million for the year ended June 30, 2012 compared to $9.1 million for the year ended June 30, 2011. The decrease was due primarily to the suspension of syngas production at the ZZ Joint Venture plant in late September 2011.

General and administrative expenses. General and administrative expenses increased by $0.3 million to $13.2 million for the year ended June 30, 2012 compared to $12.9 million for the year ended June 30, 2011. The increase was due primarily to non-recurring consulting related costs of $0.8 million, including a $0.5 million charge to recognize the loss related to a matter with a consulting firm which was settled in May 2012 and fees associated with collecting a payment from Hai Hua, offset, in part, by a reduction in expenses of $0.5 million due principally to decreased compensation and other expenses. Recurring general and administrative expenses consist primarily of compensation, professional and consulting fees, travel, and other costs of our corporate, development and administrative functions in Houston and Shanghai, and project and technical development expenses.

Stock-based compensation expense. Stock-based compensation expense decreased by $0.3 million to $0.9 million for the year ended June 30, 2012 compared to $1.2 million for the year ended June 30, 2011 and related to the expensing of the estimated fair values of awarded stock options and restricted stock. The decrease was principally due to awarding fewer stock-based awards in 2012 compared to 2011.

Depreciation and amortization expense. Depreciation and amortization expense decreased by $0.1 million to $2.5 million for the year ended June 30, 2012 compared to $2.6 million for the year ended June 30, 2011 and was primarily related to depreciation of our ZZ Joint Venture plant’s assets and our corporate assets.

Equity in losses of joint ventures. The equity in losses of joint ventures increased by $1.4 million to $1.9 million for the year ended June 30, 2012 compared to $0.4 million for the year ended June 30, 2011 and relates to our 25% share of the start-up losses incurred by the Yima Joint Ventures and our 50% share of the start-up losses incurred by SRS. The losses of the Yima Joint Ventures related to non-capitalizable costs incurred during the design, construction and start-up phases. The losses of SRS related to development costs including the value of Midas’ contributed services, consulting and travel expenses.

Foreign currency gain. Foreign currency gains decreased $0.5 million to $0.5 million for the year ended June 30, 2012 compared to $1.0 million for the year ended June 30, 2011. The foreign currency gains have resulted from the appreciation of the Renminbi Yuan relative to the U.S. dollar and are generated on U.S. dollar denominated shareholder loans payable by our Chinese operations.

Interest income. Interest income was $90,000 for the year ended June 30, 2012 compared to $169,000 for the year ended June 30, 2011. The decrease was primarily due to lower cash equivalent investments.

Interest expense. Interest expense was $0.6 million for the year ended June 30, 2012 compared to $0.7 million for the year ended June 30, 2011. Our interest expense relates primarily to the ZZ Joint Venture’s outstanding principal balance on its loan with ICBC.

Net loss attributable to noncontrolling interests. Net loss attributable to noncontrolling interests was $176,000 for the year ended June 30, 2012 compared to $157,000 for the year ended June 30, 2011 and resulted from increased losses from the ZZ Joint Venture.

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

General and administrative expenses. General and administrative expenses decreased by $1.2 million to $13.0 million during the year ended June 30, 2011 compared to $14.2 million during the year ended June 30, 2010. Project and technical development expenses decreased by $1.7 due to reducing costs we incurred with third parties for development of our technology. Expenses for the year ended June 30, 2010 included a $0.9 million charge for a consulting fee related to the financial closing of the Yima project and other technical support and development costs of biomass gasification projects in the U.S. Other general and administrative expenses increases included travel and professional fees related to licensing, other business development activities, and increased annual royalty expense owed to GTI beginning in January 2010. These cost increases were offset, in part, by a reduction in corporate personnel expenses.

Stock-based compensation expense. Stock-based compensation expense decreased by $1.0 million to $1.2 million for the year ended June 30, 2011 compared to $2.2 million for the year ended June 30, 2010. The decrease was principally due to forfeitures of certain stock option awards and due to the fair values of recent stock option awards being lower than the fair values of certain prior awards as a result of the decrease in the price of our common stock.

Depreciation and amortization expense. Depreciation and amortization expense decreased by $0.1 million to $2.6 million for the year ended June 30, 2011 compared to $2.7 million for the year ended June 30, 2010 and was primarily related to depreciation of our ZZ Joint Venture plant’s assets.

Asset impairment loss. The asset impairment loss of $6.6 million during the year ended June 30, 2010 was related to the write-off of the long-lived assets of the GC Joint Venture. We had no asset impairment loss during the year ended June 30, 2011.

Equity in losses of joint ventures. The equity in losses of joint ventures increased by $0.3 million to $0.4 million for the year ended June 30, 2011 compared to $39,000 for the year ended June 30, 2010 and relates to our 25% share of the losses incurred by the Yima Joint Ventures during the construction phase. The losses were comprised of non-capitalizable costs incurred during the design and construction phase, offset in part, by interest income earned on invested funds contributed by us and Yima. The losses for the year ended June 30, 2011 increased due to higher personnel and land lease related costs as portions of the project are nearing completion.

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

Liquidity and Capital Resources

We are in our development stage and have financed our operations to date through private placements of our common stock in 2005 and 2006 and two public offerings, one in November 2007 and one in June 2008. We have used the proceeds of these offerings primarily for the development of and investments in our joint ventures in China, including our investments in the ZZ Joint Venture and the Yima Joint Ventures, and to pay other development and general and administrative expenses. In addition, we have entered into a loan agreement with ICBC to fund certain of the costs of the ZZ Joint Venture.

As of June 30, 2012, we had $18.0 million in cash and cash equivalents and $9.9 million of working capital available to us. During the year ended June 30, 2012, we used $11.8 million in operating activities compared to $13.5 million for the year ended June 30, 2011. The decrease in cash used in operating activities was due principally to the $1.0 million advance to the ZZ Joint Venture from Hai Hua. During fiscal 2012, we used $0.9 million in investing activities primarily to fund the start-up and development of SRS. During each of fiscal 2012 and 2011, we used $2.4 million in financing activities for the scheduled semi-annual principal payments on the ZZ Joint Venture’s loan with ICBC. Other financing activities included the receipt of a $1.0 million deposit from Hongye towards the share purchase agreement with Hongye during fiscal 2012 (which is to be repaid to Hongye in connection with the funding described below) and the receipt of $5.0 million from the issuance of common stock to Zuari during fiscal 2011.

On September 21, 2012, we received gross proceeds of approximately $8.7 million from Hongye and issued 5,777,700 shares to Hongye. Hongye is expected to pay the remaining $596,090 of their aggregate purchase price for their shares, and receive their 397,393 share balance, at the closing of the Zhongmo transaction. The net proceeds received by us from these stock sales are to be fully applied to our operations and projects in China and are to be deposited into a bank account in China or Hong Kong controlled by our China-centric business platform, SES China.

Loan Agreement

On March 22, 2007, the ZZ Joint Venture entered into a seven-year loan agreement and received $12.6 million of loan proceeds pursuant to the terms of a Fixed Asset Loan Contract with ICBC to complete the project financing for the ZZ Joint Venture. Key terms of the Fixed Asset Loan Contract with ICBC are as follows:

•	Term of the loan is seven years from the commencement date (March 22, 2007) of the loan;

•	Interest is adjusted annually based upon the standard rate announced each year by the People’s Bank of China, and as of June 30, 2012, the applicable interest rate was 7.05% and is payable monthly;

•	Principal payments of RMB 7.7 million (approximately $1.2 million based on current currency exchange rates) are due in March and September of each year through March 2014;

•	Hai Hua is the guarantor of the entire loan;

•	Assets of the ZZ Joint Venture are pledged as collateral for the loan;

•	Covenants include, among other things, prohibiting pre-payment without the consent of ICBC and permitting ICBC to be involved in the review and inspection of the ZZ Joint Venture plant; and

•	Subject to customary events of default which, should one or more of them occur and be continuing, would permit ICBC to declare all amounts owing under the contract to be due and payable immediately.

As of June 30, 2012, the ZZ Joint Venture was in compliance with all covenants and obligations under the Fixed Asset Loan Contract.

Share Purchase Agreements

Share Purchase Agreements with Hongye and Zhongmo

On June 18, 2012, we entered into a Share Purchase Agreement with Hongye International Investment Group Co., Ltd., or Hongye, pursuant to which Hongye will acquire 6,175,093 shares of our common stock for $1.50 per share, for an aggregate purchase price of approximately $9.3 million, and entered into a Share Purchase Agreement with Shanghai Zhongmo Investment Management Co., Ltd., or Zhongmo, pursuant to which Zhongmo will acquire 4,177,335 shares of the Common Stock for $1.50 per share, for an aggregate purchase price of approximately $6.3 million. The net proceeds received by us are to be fully applied to our operations and projects in China and are to be deposited into a bank account in China or Hong Kong controlled by our China-centric business platform, SES China. The terms and conditions of the Agreement are summarized in Note 12 to the consolidated financial statements included herein.

On September 21, 2012, we received gross proceeds of approximately $8.7 million from Hongye and issued 5,777,700 shares to Hongye. Hongye is expected to pay the remaining $596,090 of their aggregate purchase price for their shares, and receive their 397,393 share balance, at the closing of the Zhongmo transaction.

Share Purchase Agreement with ZJX

On March 31, 2011, we entered into a Share Purchase Agreement, or the Agreement, with China Energy Industry Holdings Group Co, Ltd., or China Energy, and Zhongjixuan Investment Management Company Ltd., or ZJX, pursuant to which we will issue on the closing date to China Energy 37,254,475 shares of our common stock, in exchange for approximately $83.8 million, or the Consideration. Within 20 business days after the accomplishment of the Milestone, as defined, we shall further issue directly to China Energy an amount of shares of common stock which, when combined with the shares issued on the closing date, equals 60.0% of the outstanding common stock on a fully-diluted basis. The terms and conditions of the Agreement are summarized in Note 12 to the consolidated financial statements included herein.

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

Project Development

ZJX is required to use reasonable endeavours to create at least four project joint ventures, or the MJVs, in the areas of synthetic natural gas, methanol to gasoline; fertilizer; and electric power. Funding for each MJV is expected to be approximately RMB20 billion (approximately $3.2 billion based on the exchange rate as of December 31, 2011). Each MJV is expected to be funded with equity from a strategic investor plus project debt. We are anticipated to be part owner of each MJV through a targeted 35% carry provided by the strategic investor as part of our development of and provision of technology for the particular projects. ZJX will help us work with the strategic investors to obtain long term purchase commitments for each of the MJVs prior to the start of construction of each such project.

Other

We have included the $1.5 million payment paid to GTI in June 2009 toward future royalties due to GTI for the Yima Joint Ventures’ project as part of our investment in the Yima project. An additional future royalty payment of approximately $1.5 million will be due to GTI upon the commissioning of the gasifier equipment for the Yima project which is expected during fiscal 2013.

Outlook

Our strategy is to create value by providing technology and equipment in regions where low rank coals and biomass feedstocks can be profitably converted into high value products through our proprietary fluidized bed gasification technology, which is technology is based on the U-GAS® process developed by GTI, but is augmented and differentiated by our own intellectual property gained by owning and operating one commercial plant and partnering in a second that is currently in commissioning. We do this by providing a proprietary technology package whereby we license our technology rights to third parties, deliver an engineered technology package and provide proprietary equipment components to customers who have contracted to own and operate projects. We anticipate that we can generate revenues through engineering and technical service fees, as well as licensing fees and royalties on products sold by our licensees that incorporate our proprietary technology without incurring the significant capital costs required to develop a plant. We also believe that our licensing activities will help advance our project development activities, which may allow us to make selective equity investments in such projects in the future and afford opportunities to develop integrated, modular product offerings. Additionally, we are continuing to improve our technology in ways we believe will enhance our ability to further develop our licensing activities.

We currently plan to use our available cash for (i) general and administrative expenses, including the SES China business platform; (ii) debt service related to the ZZ Joint Venture; (iii) working capital; (iv) project, third party licensing and technical development expenses; (v) operating expenses of SRS; and (vi) general corporate purposes. The actual allocation and timing of these expenditures will be dependent on various factors, including changes in our strategic relationships, commodity prices and industry conditions, and other factors that we cannot currently predict. In particular, any future decrease in economic activity in China or in other regions of the world in which we may in the future do business could significantly and adversely affect our results of operations and financial condition. Although demand for methanol is increasing is some regions, markets for commodities such as methanol have been under significant pressure and we are unsure of how much longer methanol prices may remain depressed. Accordingly, our ability to finance and develop our existing projects, commence any new projects and sell products from our current operations could be adversely impacted.

We are pursuing possible technology licensing opportunities with third parties allowing us to build on our experience at the ZZ Joint Venture and our overall technological and engineering capabilities. We are placing increased focus on development of licensing opportunities for our proprietary gasification technology on a global basis with a focus on India, China, Eastern Europe, the U.S., Australia and Vietnam, as well as other parts of Asia and southern Africa, due to their large low rank coal resources. Our prospects are growing globally in numbers and quality. In particular, in India, we believe the market for coal gasification plants is now developing due to large infrastructure growth demands and an increasing need for a variety of basic chemical and energy products. Notably, we are in advanced discussions with an large Indian industrial company and we are hopeful that we will soon close on our first licensing transaction. We have also been evaluated in two separate and thorough technology comparisons for prospective Indian customers where our technology was evaluated for their projects which would operate on high ash Indian coal. Having access to resources in these regions may lead to new commercial opportunities and greater cost and operating efficiencies in existing or planned projects.

We may (i) integrate our technology package with downstream technologies to provide a fully integrated offering where we may invest in projects either directly or through an investment partner, (ii) partner with engineering, equipment and technology companies to provide our technology package into an integrated modular product offering, (iii) provide technology to enable coal resources to be integrated together with our technology where the coal resources may be of little commercial value without our conversion technology, or (iv) acquire or partner with owners of these coal resources to create more value and opportunity for us through the integration of our technology with the coal resource. We understand the need to partner in certain markets, and plan to do so with companies that we believe can help us accelerate our business. Our partnering approach in some cases is country specific and in some cases is industry or segment specific. Additionally, where strategic relationships and capital and/or financing is available, we may acquire an interest in such resources, including existing facilities or coal mines, where we could create value with our gasification technology by securing direct access to feedstock. We are also actively pursuing business verticals in the segments of transportation fuels, steel and fertilizers where our technology is specifically well suited and developing new downstream coal-to-chemicals and coal-to-energy projects which may expand our initial focus to include facilities producing SNG, MTG, glycol, and power and reducing gas for the steel industry.

We have recently developed a new, China-centric business platform (“SES China”) which is intended to be a stand-alone, self-funding business platform that will encompass all current and future SES business activities and initiatives in China, including our Yima Joint Venture. We have also engaged Crystal Vision Energy Limited to provide management support functions to SES China. Colin S. Tam, Executive Chairman of Crystal Vision, will assume leadership of SES China as Managing Director. We believe the formation of SES China will enable us to attract financially strong and highly skilled Chinese partners whuch desire to invest into the growth of China’s clean energy space and who recognize the opportunity afforded by our technology capability and business model, such as our ammonia retro-fit business opportunity with Beijing Zhonghuan Engineering & Project Management Co., Ltd. (“ZEP”). Together with ZEP, we see an immediate business opportunity to replace the approximately 3,500 inefficient gasifiers that require expensive coal with our clean, lower cost gasifiers, which use low cost coal. Our gasifier will typically replace five of these old generation gasifiers which yields a total available market of about 700 gasifiers in China. Other business verticals that we can address through SES China include clean coal-to-chemicals projects, clean renewable fuels and power businesses, direct reduced iron for the steel industry, and for longer term value creation, larger scale SNG projects utilizing our low rank coal resources and biomass.

We are also actively pursuing new project partners to invest in our ongoing development efforts and may possibly be expanding both the size and scope of our ZZ Joint Venture plant. Our Yima Joint Venture plant is now in the commissioning and early start-up stage with expected methanol production and first sales by the end of this year.

On September 21, 2012, we received gross proceeds of approximately $8.7 million from Hongye and issued 5,777,700 shares to Hongye. Hongye is expected to pay the remaining $596,090 of their aggregate purchase price for their shares, and receive their 397,393 share balance, at the closing of the Zhongmo transaction. The net proceeds received by us from these stock sales are to be fully applied to our operations and projects in China and are to be deposited into a bank account in China or Hong Kong controlled by our China-centric business platform, SES China.

Discussions with ZJX and China Energy are active and ongoing. ZJX is currently working through their agreements with potential partners that would bring the necessary funds to China Energy to complete the transaction with SES.

We believe that the ZZ Joint Venture plant has achieved significant success demonstrating U-GAS ® technology as well as our technical and operating capabilities. We are of the view that by improving financial performance and reducing operating costs at the ZZ Joint Venture plant our overall financial performance can be improved. To date, Hai Hua has been unable to offtake the volume of syngas originally expected for the original plant design and as a result the plant has incurred operating losses. We do not foresee this situation changing significantly in the near term. Because of this, the ZZ Joint Venture is working on various arrangements to increase the syngas offtake volume. Such arrangements involve a combination of technical improvement to Hai Hua’s methanol unit, as well as restructuring the current business arrangement to create an integrated syngas to methanol operation. In December 2011, we entered into a framework agreement with Hai Hua pursuant to which we and Hai Hua are working to complete a definitive agreement that will provide the basis for a fully integrated syngas to methanol operation. We have yet to complete this definitive agreement with Hai Hua primarily due to a controlling interest of Hai Hua being recently acquired by Weijiao. Weijiao brought in new management team which is working collaboratively with SES to discuss the methanol integration project and to resolve the commercial issues. As currently planned, the methanol integration project will require approximately $7 million of additional capital. If the definitive agreement is signed and the additional capital is received, the commercial work and physical integration work will begin. This work is expected to take about six months to complete and we will continue to keep the plant idle until this commercial work is completed.

We are also evaluating alternative products and partnership structures for a possible expansion of the ZZ Joint Venture plant. The scope of the expansion is still under evaluation. We are in discussions with several potential partners on this expansion. Despite our work with Hai Hua on improving financial performance and reducing costs, Hai Hua has not made the capacity fee payments to the ZZ Joint Venture since April 2011 as described under “—Results of Operation.” The unpaid amount totals approximately $4.7 million as of June 30, 2012. Although we are continuing to work with Hai Hua on alternatives to resolve the issue, there can be no assurances that we will collect these amounts. In late September 2011, both the Hai Hua methanol plant and the ZZ Joint Venture plant were shut down for scheduled maintenance and, as noted above, the ZZ Joint Venture plant has been kept idle while we develop a revised commercial arrangement with Hai Hua. In March 2012, Hai Hua advanced approximately $1.0 million towards future costs of the revised commercial arrangement.

We believe that there is currently a shift in the coal gasification business toward the use of low quality, and therefore low cost, coals for coal-to-energy and chemicals projects and we believe that China is a good example of this new direction in coal gasification. According to the 2011 International Energy Outlook from the U.S. Energy Information Administration, China’s natural gas consumption is estimated to reach 6.8 trillion cubic feet in 2020 but domestic production of natural gas in China is estimated to be 3.7 trillion cubic feet in 2020. Today, coal to SNG projects are beginning to progress and the Chinese government supports these types of coal to energy projects. Due to this estimated shortfall in natural gas, combined with the current encouragement from the Chinese government for these projects, we believe there is potential in China for several of these SNG projects which are anticipated to be very large scale as compared to previous coal-to-chemical projects that have been built in China. In addition, we believe many of these projects will be located in regions such as Inner Mongolia where very low cost lignite coals can be made available and are necessary to reduce the production cost of SNG. Our technology is well suited for this location due to its ability to process these low quality coals and to meet local requirements for clean production of syngas, without tars and oils produced by other technologies, and very low water usage for the overall process. In addition, Inner Mongolia government regulations permit higher quality coals to be made available to those companies that can cleanly gasify the low quality lignite coals. This creates the potential to sell the high quality coals directly to the market while operating the project on low cost lignite, further enhancing the overall financial performance and value created by the project.

In addition, we have been continuing to work with Midas in identifying other sources of low quality coals around the world, primarily in Asia, to develop additional projects for SRS utilizing our technology. Our primary focus for SRS is to acquire ownership positions in low quality coal resources that can then be used as fuel feedstock for high value products such as SNG, in projects using our technology, and to facilitate the development of these projects with industry partners in regions where gas prices are based on expensive LNG. For example, as noted above, SRS entered into an agreement with Ncondezi Coal Company Limited for a three month study to determine the feasibility of mining and exporting to the Asia Pacific region up to 15 million tons per year of low volatile coal, in addition to Ncondezi’s export thermal grade coal resources, from Mozambique. In all of these types of projects, we believe that we have the opportunity to create more value from the U-GAS® technology than licensing alone could bring us. SRS is also actively engaged in commercial discussions related to securing investment partners for the next tranche of funding necessary for project development. This funding is planned to be used to independently advance the coal resource and integrated project development without further start-up cost to us.

We expect to continue for a period of time to have negative operating cash flows until we can generate sufficient cash flows from SES China (including the ZZ Joint Venture and the Yima Joint Ventures) or our licensing and related service projects, as well as from other projects which are under development, to cover our general and administrative expenses and other operating costs. In addition, if we are not able to complete the ZJX/China Energy transaction, we will need to aggressively pursue additional partners in China and may need to seek other equity financing or reduce our operating expenses. We will also limit the development of any further projects until we have assurances that acceptable financing is available to complete the project. Despite this, we will continue to pursue the development of selective projects with strong and credible partners or off-takers where we believe equity and debt can be raised or where we believe we can attract a financial partner to participate in the project.

We can make no assurances that our business operations will develop and provide us with sufficient cash flows to continue our operations. We may need to raise additional capital through equity and debt financing for any new projects that are developed, to support our existing projects and possible expansions, and to meet corporate general and administrative expenses. We cannot provide any assurance that any financing will be available to us in the future on acceptable terms or at all. Any such financing could be dilutive to our existing stockholders. If we cannot raise required funds on acceptable terms, we may not be able to, among other things, (i) maintain our general and administrative expenses at current levels; (ii) successfully develop our licensing and related service businesses; (iii) negotiate and enter into new gasification plant development contracts and licensing agreements; (iv) expand our operations; (v) hire and train new employees; or (vi) respond to competitive pressures or unanticipated capital requirements.

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

Technology licensing revenue is typically received over the course of a project’s development as milestones are met. We may receive upfront licensing fee payments when a license agreement is entered into. Typically, the majority of a license fee is due once project financing and equipment installation occur. We recognize license fees as revenue when the license fees become due and payable under the license agreement, subject to the deferral of the amount of the performance guarantee. Fees earned for engineering services, such as services that relate to integrating our technology to a customer’s project, are recognized using the percentage-of-completion method.

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

ZZ Joint Venture Plant Impairment Analysis

Due to the economic trends that have significantly affected commodity prices including methanol, Hai Hua’s refusal to pay capacity fees owed to the ZZ Joint Venture and the ZZ Joint Venture plant’s operating losses to-date, we believed an impairment assessment of the ZZ Joint Venture plant was warranted as of June 30, 2012. We performed an analysis of the ZZ Joint Venture plant and determined that these assets were not impaired based upon management’s estimated cash flow projections for the plant. Such estimated cash flow projections included a case based on the completion of the ongoing negotiations between us and Hai Hua to restructure the current business arrangement to create an integrated syngas to methanol operation. This restructuring would include a combination of technical improvements being made to Hai Hua’s methanol unit allowing for increased syngas off-take and other repairs and improvements being made to the plant enabling more efficient joint production of methanol. An alternative case was based on developing an additional downstream facility to produce glycol. This case assumes the additional capital investment is made by a strategic partner and that we retain a minority interest in the combined project. If we are not successful in restructuring the joint venture or otherwise improving the ZZ Joint Venture’s profitability, or if management’s estimated cash flow projections for these assets decrease, the ZZ Joint Venture plant could become impaired.

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

We have determined that SRS is a VIE and that we are not the primary beneficiary since we and Midas each have a 50% ownership interest in SRS and the control, risks and benefits of SRS are shared equally.

Off Balance Sheet Arrangements

In January 2008, we entered into a 63-month lease agreement, with a 60-month optional renewal, for our corporate offices in Houston, Texas. The lease commenced on March 27, 2008 with rental payments of $20,308 per month for the first year and escalating thereafter annually.

Contractual Obligations

Our material contractual obligations at June 30, 2012 were as follows (in thousands):

Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
ZZ Joint Venture long-term bank loan, including interest	$5,029	$2,584	$2,445	$—	$—
Operating leases	330	330	—	—	—

Total	$5,359	$2,914	$2,445	$—	$—

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

In May 2011, the FASB issued additional guidance on fair value disclosures. This guidance contains certain updates to the measurement guidance as well as enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for “Level 3” measurements including enhanced disclosure for: (1) the valuation processes used by the reporting entity; and (2) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, if any. We adopted this guidance as of January 1, 2012.

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

Interest rate risk

We are exposed to interest rate risk through our loan with ICBC. Interest under this loan is adjusted annually based upon the standard rate announced each year by the People’s Bank of China. As of June 30, 2012, the applicable interest rate was 7.05%. We could also be exposed to the risk of rising interest rates through our future borrowing activities. This is an inherent risk as borrowings mature and are renewed at then current market rates. The extent of this risk as to our ICBC loan, or any future borrowings, is not quantifiable or predictable because of the variability of future interest rates.

Customer credit risk

When our projects progress to commercial production, we will be exposed to the risk of financial non-performance by customers. To manage customer credit risk, we intend to monitor credit ratings of customers and seek to minimize exposure to any one customer where other customers are readily available. As of June 30, 2012, Hai Hua, a related party, is our only customer for syngas sales and as such, we are exposed to significant customer credit risk due to this concentration. In addition, as described under “—Results of Operation,” Hai Hua has not made the capacity fee payments to the ZZ Joint Venture since April 2011. The unpaid amount totals approximately $4.7 million as of June 30, 2012. Although we are continuing to work with Hai Hua on alternatives to resolve the issue, there can be no assurances that we will collect these amounts. Our revenue and results of operations would be adversely affected if Hai Hua continues to not pay the capacity fee or if we are otherwise unable to retain Hai Hua as a customer and secure new customers. Hai Hua’s failure to make capacity fee payments lead us to shut down the ZZ Joint Venture plant in late September 2011 and, as described above under “Business–Current Operations and Projects– Zao Zhuang Joint Venture,” it will continue to be shut down for a period of time until we are able to either find an alternative purchaser of our production or a different use for the plant.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

Page
Reports of Independent Registered Public Accounting Firms	44

Consolidated Balance Sheets as of June 30, 2012 and 2011	46

Consolidated Statements of Operations for the years ended June 30, 2012, 2011 and 2010 and the period from November 4, 2003 (inception) to June 30, 2012	47

Consolidated Statement of Equity for the years ended June 30, 2012, 2011 and 2010 and the period from November 4, 2003 (inception) to June 30, 2012	48

Consolidated Statements of Cash Flows for the years ended June 30, 2012, 2011 and 2010 and the period from November 4, 2003 (inception) to June 30, 2012	49

Notes to the Consolidated Financial Statements	50

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders

Synthesis Energy Systems, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of equity and of cash flows present fairly, in all material respects, the financial position of Synthesis Energy Systems, Inc. and its subsidiaries (a development stage enterprise) at June 30, 2012 and June 30, 2011, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2012 and, cumulatively, for the period from July 1, 2008 to June 30, 2012 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the cumulative totals of the Company for the period from November 4, 2003 (date of inception) to June 30, 2008, which totals reflect a deficit of $46,124,646 accumulated during the development stage. Those cumulative totals were audited by other auditors whose report, dated September 12, 2008, expressed an unqualified opinion on the cumulative amounts. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

September 26, 2012

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

/s/ KPMG LLP

Houston, Texas

September 12, 2008

SYNTHESIS ENERGY SYSTEMS, INC.

(A Development Stage Enterprise)

Consolidated Balance Sheets

(In thousands)

	June 30, 2012	June 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$18,035	$32,176
Accounts receivable	316	2,574
Prepaid expenses and other currents assets	2,015	1,382
Inventory	23	212

Total current assets	20,389	36,344

Property, plant and equipment, net	33,942	35,884
Intangible asset, net	1,126	1,226
Investment in Yima joint ventures	33,340	33,520
Other long-term assets	4,050	3,000

Total assets	$92,847	$109,974

LIABILITIES AND EQUITY
Current liabilities:
Accrued expenses and accounts payable	$8,080	$6,113
Current portion of long-term bank loan	2,435	2,380

Total current liabilities	10,515	8,493
Long-term bank loan	2,372	4,697

Total liabilities	12,887	13,190

Commitment and contingencies

Equity:
Common stock, $0.01 par value — 200,000 shares authorized -52,022 and 50,850 shares issued and outstanding, respectively	520	509
Additional paid-in capital	207,345	205,055
Deficit accumulated during development stage	(131,808)	(111,912)
Accumulated other comprehensive income	4,802	3,848

Total stockholders’ equity	80,859	97,500
Noncontrolling interests in subsidiaries	(899)	(716)

Total equity	79,960	96,784

Total liabilities and equity	$92,847	$109,974

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.

(A Development Stage Enterprise)

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year Ended June 30,			November 4, 2003 (inception)
	2012	2011	2010	to June 30, 2012
Revenue:
Product sales and other — related parties	$2,121	$8,913	$8,423	$21,511
Technology licensing and related services	855	1,245	732	2,833
Other	86	—	146	607

Total revenue	3,062	10,158	9,301	24,951
Costs and Expenses:
Costs of sales and plant operating expenses	4,767	9,120	8,621	32,351
General and administrative expenses	13,197	12,913	14,216	86,621
Asset impairment losses	—	—	6,575	9,075
Stock-based compensation expense	879	1,234	2,179	21,873
Depreciation and amortization	2,486	2,621	2,674	12,117

Total costs and expenses	21,329	25,888	34,265	162,037

Operating loss	(18,267)	(15,730)	(24,964)	(137,086)

Non-operating (income) expense:
Equity in losses of joint ventures	1,881	363	39	2,284
Foreign currency gains, net	(548)	(1,004)	(123)	(2,353)
Interest income	(90)	(169)	(133)	(3,137)
Interest expense	562	700	668	3,279

Net loss	(20,072)	(15,620)	(25,415)	(137,159)
Less: net loss attributable to noncontrolling interests	176	157	3,667	5,351

Net loss attributable to stockholders	$(19,896)	$(15,463)	$(21,748)	$(131,808)

Net loss per share:
Basic and diluted	$(0.39)	$(0.32)	$(0.45)	$(3.45)

Weighted average common shares outstanding:
Basic and diluted	51,024	48,584	48,230	38,209

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.

(A Development Stage Enterprise)

Consolidated Statement of Equity

(In thousands)

	Common Stock			Deficit Accumulated During the	Accumulated Other	Non-
	Shares	Common Stock	Additional Paid-in Capital	Development Stage	Comprehensive Income	controlling Interest	Total
Balance at November 4, 2003 (inception)	100,000	$—	$—	$—	$—	$—	$—
Net loss for the period November 4, 2003 to June 30, 2004	—	—	—	—	—	—	—

Balance at June 30, 2004	100,000	—	—	—	—	—	—

Shares Forfeited in Merger	(94,000)	—	—	—	—	—	—
Shares Issued in Merger	21,000	—	—	—	—	—	—
Net loss	—	—	—	(358)	—	—	(358)
Investor contributions	—	264	236	—	—	—	500
Conversion of debt to equity	—	6	5	—	—	—	11
Net proceeds from private placement offering	1,030	10	2,474	—	—	—	2,484

Balance at June 30, 2005	28,030	280	2,715	(358)	—	—	2,637

Net loss	—	—	—	(5,183)	—	—	(5,183)
Net proceeds from private placement offering	970	10	2,378	—	—	—	2,388
Stock-based compensation	—	—	3,043	—	—	—	3,043
Adjustment related to return of shares	(4,353)	(44)	44	—	—	—	—

Balance at June 30, 2006	24,647	246	8,180	(5,541)	—	—	2,885

Net loss	—	—	—	(13,142)	—	(37)	(13,179)
Currency translation adjustment	—	—	—	—	175	—	175

Comprehensive loss	—	—	—	—	—	—	(13,004)
Contributions from noncontrolling interest partners	—	—	—	—	—	492	492
Net proceeds from private placement offering	3,346	34	16,126	—	—	—	16,160
Stock-based compensation	—	—	6,608	—	—	—	6,608
Shares issued for amended GTI license	191	2	1,374	—	—	—	1,376
Shares issued upon UCF option exercise	2,000	20	4,980	—	—	—	5,000
Stock grants to employees	4	—	33	—	—	—	33

Balance at June 30, 2007	30,188	302	37,301	(18,683)	175	455	19,550

Net loss	—	—	—	(27,442)	—	(610)	(28,052)
Currency translation adjustment	—	—	—	—	1,390	—	1,390

Comprehensive loss	—	—	—	—	—	—	(26,662)
Contributions from noncontrolling interest partners	—	—	—	—	—	3,124	3,124
Stock-based compensation	—	—	6,010	—	—	—	6,010
Exercise of stock options	92	1	564	—	—	—	565
Shares issued for GTI reservation use fee	278	3	2,497	—	—	—	2,500
Shares issued in public offerings	17,451	174	148,226	—	—	—	148,400
Stock grants to employees	2	—	19	—	—	—	19

Balance at June 30, 2008	48,011	480	194,617	(46,125)	1,565	2,969	153,506

Net loss	—	—	—	(28,576)	—	(703)	(29,279)
Currency translation adjustment	—	—	—	—	33	11	44

Comprehensive loss	—	—	—	—	—	—	(29,235)
Public offering costs	—	—	(107)	—	—	—	(107)
Stock-based compensation	—	—	1,869	—	—	—	1,869
Exercise of stock options	107	1	62	—	—	—	63

Balance at June 30, 2009	48,118	481	196,441	(74,701)	1,598	2,277	126,096

Net loss	—	—	—	(21,748)	—	(3,667)	(25,415)
Currency translation adjustment	—	—	—	—	237	1	238

Comprehensive loss	—	—	—	—	—	—	(25,177)
Contributions from noncontrolling interest partners	—	—	—	—	—	839	839
Stock-based compensation	—	—	2,179	—	—	—	2,179
Exercise of stock options	219	2	100	—	—	—	102

Balance at June 30, 2010	48,337	483	198,720	(96,449)	1,835	(550)	104,039

Net loss	—	—	—	(15,463)	—	(157)	(15,620)
Currency translation adjustment	—	—	—	—	2,013	(9)	2,004

Comprehensive loss	—	—	—	—	—	—	(13,616)
Stock-based compensation	—	—	1,203	—	—	—	1,203
Exercise of stock options	291	4	166	—	—	—	170
Net proceeds from issuance of common stock	2,222	22	4,966	—	—	—	4,988

Balance at June 30, 2011	50,850	509	205,055	(111,912)	3,848	(716)	96,784

Net loss	—	—	—	(19,896)	—	(176)	(20,072)
Currency translation adjustment	—	—	—	—	954	(7)	947

Comprehensive loss	—	—	—	—	—	—	(19,125)
Issuance of common stock	1,005	10	1,397	—	—	—	1,407
Stock-based compensation	147	—	879	—	—	—	879
Exercise of stock options	20	1	14	—	—	—	15

Balance at June 30, 2012	52,022	$520	$207,345	$(131,808)	$4,802	$(899)	$79,960

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.

(A Development Stage Enterprise)

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended June 30,			November 4, 2003 (inception)
	2012	2011	2010	to June 30, 2012
Cash flows from operating activities:
Net loss	$(20,072)	$(15,620)	$(25,415)	$(137,159)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	879	1,234	2,179	21,873
Depreciation of property, plant and equipment	2,265	2,400	2,445	10,829
Amortization of intangible and other assets	221	221	229	1,288
Equity in losses of joint ventures	1,881	363	39	2,284
Foreign currency gains	(548)	(1,004)	(123)	(2,353)
Loss on disposal of property, plant and equipment	13	17	3	166
Asset impairment losses	—	—	6,575	9,075
Changes in operating assets and liabilities:
Accounts receivable	2,328	218	(1,331)	(117)
Prepaid expenses and other current assets	(608)	(456)	(906)	(1,295)
Inventory	296	119	(199)	(562)
Other long-term assets	(713)	590	154	(1,353)
Deferred revenue	—	(522)	522	—
Accrued expenses and payables	2,260	(1,093)	(511)	2,826

Net cash used in operating activities	(11,798)	(13,533)	(16,339)	(94,498)

Cash flows from investing activities:
Capital expenditures	(65)	(74)	(801)	(38,095)
Equity investment in joint ventures	(840)	—	(29,288)	(31,628)
Purchase of marketable securities	—	—	—	(45,000)
Redemption of marketable securities	—	—	—	45,000
GTI license royalty — Yima joint ventures	—	—	—	(1,500)
ExxonMobil license royalty	—	—	—	(1,250)
Proceeds from sale of fixed assets	—	—	—	7
Restricted cash — redemptions of certificates of deposit	—	329	50	(50)
Amendment to GTI license rights	—	—	—	(500)
Purchase of land use rights	—	—	(177)	(1,896)
Receipt of Chinese governmental grant	—	—	—	556
Project prepayments	—	—	—	(3,210)

Net cash provided by (used in) investing activities	(905)	255	(30,216)	(77,566)

Cash flows from financing activities:
Payments on long-term bank loan	(2,435)	(2,351)	(2,268)	(9,307)
Proceeds from long-term bank loan	—	—	—	12,081
Advance toward sale of common stock	1,000	—	—	1,000
Proceeds from exercise of (repurchase of) stock options, net	(30)	186	138	921
Proceeds from issuance of common stock, net	—	4,988	—	179,969
Prepaid interest	—	—	—	(276)
Financing costs	—	—	—	(143)
Contributions from noncontrolling interest partners	—	—	839	4,456
Loans from shareholders	—	—	—	11

Net cash provided by (used in) financing activities	(1,465)	2,823	(1,291)	188,712

Net increase (decrease) in cash	(14,168)	(10,455)	(44,846)	16,648
Cash and cash equivalents, beginning of period	32,176	42,573	90,420	—
Effect of exchange rates on cash	27	58	(1)	1,387

Cash and cash equivalents, end of period	$18,035	$32,176	$42,573	$18,035

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

(e) Supplemental disclosures of cash flow information (in thousands):

	Years Ended June 30,			November 4, 2003 (inception)
	2012	2011	2010	to June 30, 2012
Interest paid	$408	$498	$608	$3,825
Interest received	90	169	133	3,109
Non-cash transactions:
Fair value of stock issued to consultants and employees	1,407	—	—	1,459
Fair value of stock issued to GTI	—	—	—	3,876

(f) Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the average cost method. Inventories include raw materials (primarily coal) which are expensed to cost of sales when consumed.

(g) Property, plant, and equipment

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

(h) Intangible assets

The Company accounts for intangible assets in accordance with ASC 350, “Intangibles- Goodwill and Other.” This standard requires that goodwill and other intangible assets with indefinite useful lives not be amortized but instead tested annually for impairment, or immediately if conditions indicate that impairment could exist. Intangible assets with definite useful lives are amortized over their estimated useful lives and reviewed for impairment in accordance with ASC 360, “Accounting for Impairment or Disposal of Long-Lived Assets.” Substantial judgment is necessary in the determination as to whether an event or circumstance has occurred that may trigger an impairment analysis and in the determination of the related cash flows from the asset. Estimating cash flows related to long-lived assets is a difficult and subjective process that applies historical experience and future business expectations to revenues and related operating costs of assets. Should impairment appear to be necessary, subjective judgment must be applied to estimate the fair value of the asset, for which there may be no ready market, which often times results in the use of discounted cash flow analysis and judgmental selection of discount rates to be used in the discounting process. If the Company determines an asset has been impaired based on the projected undiscounted cash flows of the related asset or the business unit, and if the cash flow analysis indicates that the carrying amount of an asset exceeds related undiscounted cash flows, the carrying value is reduced to the estimated fair value of the asset. There were no events or circumstances that triggered an impairment analysis of intangible assets during the year ended June 30, 2012.

(i) Impairment of long-lived assets

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

Due to the economic trends that have significantly affected commodity prices including methanol, Hai Hua’s refusal to pay capacity fees owed to the ZZ Joint Venture and the ZZ Joint Venture plant’s operating losses to-date, the Company believed an impairment assessment of the ZZ Joint Venture plant was warranted as of June 30, 2012. The Company performed an analysis of the ZZ Joint Venture plant and determined that these assets were not impaired based upon management’s estimated cash flow projections for the plant. Such estimated cash flow projections included a case based on the completion of the ongoing negotiations between the Company and Hai Hua to restructure the current business arrangement to create an integrated syngas to methanol operation. This restructuring would include a combination of technical improvements being made to Hai Hua’s methanol unit allowing for increased syngas off-take and other repairs and improvements being made to the plant enabling more efficient joint production of methanol. An alternative case was based on developing an additional downstream facility to produce glycol. This alternative case assumes the additional capital investment is made by a strategic partner and that we retain a minority interest in the combined project. If the Company is not successful in restructuring the joint venture or otherwise improving the ZZ Joint Venture’s profitability, or if management’s estimated cash flow projections for these assets decrease, the ZZ Joint Venture plant could become impaired.

(j) Income taxes

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

(k) Debt issuance costs

The Company capitalizes direct costs incurred to issue debt or modify debt agreements. These costs, which are included in other long-term assets on the Company’s consolidated balance sheet, are deferred and amortized to interest expense over the term of the related debt agreement using the effective interest rate method.

(l) Land use rights

Prepayments for land use rights are amortized on a straight-line basis over the term of the rights agreements and are included in long-term assets on the Company’s consolidated balance sheet.

(m) Foreign currency translation

Assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at period-end rates of exchange, and income and expenses are translated at average exchange rates during the period. For the years ended June 30, 2012, 2011 and 2010, adjustments resulting from translating financial statements into U.S. dollars are reported as cumulative translation adjustments and are shown as a separate component of other comprehensive income. Gains and losses from foreign currency transactions are included in the calculation of net loss.

(n) Revenue recognition

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

Technology licensing revenue is typically received over the course of a project’s development as milestones are met. The Company may receive upfront licensing fee payments when a license agreement is entered into. Typically, the majority of a license fee is due once project financing and equipment installation occur. The Company recognizes license fees as revenue when the license fees become due and payable under the license agreement, subject to the deferral of the amount of the performance guarantee. Fees earned for engineering services, such as services that relate to integrating our technology to a customer’s project, are recognized using the percentage-of-completion method.

(o) Stock-based compensation

The Company has a stock-based compensation plan under which stock-based awards have been granted to employees and non-employees. Stock-based compensation is accounted for in accordance with ASC 718, “Compensation – Stock Compensation.” The Company establishes fair values for its equity awards to determine its cost and recognizes the related expense over the appropriate vesting period. The Company recognizes expense for stock options and restricted stock awards. The fair value of restricted stock awards was based on the market value as of the date of the awards, and for stock-based awards vesting based on service period, the value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period on a straight-line basis for each separately vesting portion of the award as if the award was, in substance, multiple awards. See Note 11 for additional information related to stock-based compensation expense.

(p) Accounting for variable interest entities (VIEs) and financial statement consolidation criteria

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

The Company has determined that the ZZ Joint Venture is a VIE and has determined that the Company is the primary beneficiary. In making the initial determination, the Company considered, among other items, the change in profit distribution between the Company and Hai Hua after 20 years. The expected negative variability in the fair value of the ZZ Joint Venture’s net assets was considered to be greater during the first 20 years of the ZZ Joint Venture’s life, which coincided with our original 95% profit/loss allocation, versus the latter 30 years in which the Company’s profit/loss allocation would be reduced to 10%. As the result of an amendment to the ZZ Joint Venture agreement in 2010, the profit distribution percentages will remain in place after the first 20 years, providing further support to the determination that the Company is the primary beneficiary. In addition, the Company considered whether the terms of the syngas purchase and sale agreement with Hai Hua contained a lease. The factors considered included (i) the Company’s ability to operate and control the plant during the initial 20 years; and (ii) whether it was more than remote that one or more parties other than Hai Hua would purchase more than a minor amount (considered to be 10%) of the plant’s output during the term of the syngas purchase and sale agreement. Because the Company determined that the syngas purchase and sale agreement did not contain a lease, the Company accounts for the revenues from that agreement in accordance with the Company’s revenue recognition policy for product sales.

The following tables provide additional information on the ZZ Joint Venture’s assets and liabilities as of June 30, 2012 and 2011 which are consolidated within the Company’s consolidated balance sheets (in thousands):

	June 30, 2012
	Consolidated	ZZ Joint Venture (1)	% (2)
Current assets	$20,389	$575	3%
Long-term assets	72,458	36,937	50%

Total assets	$92,847	$37,512	40%

Current liabilities	$10,515	$3,793	36%
Long-term liabilities	2,372	2,372	100%
Equity	79,960	31,347	39%

Total liabilities and equity	$92,847	$37,512	40%

	June 30, 2011
	Consolidated	ZZ Joint Venture (1)	% (2)
Current assets	$36,344	$3,066	8%
Long-term assets	73,630	37,637	51%

Total assets	$109,974	$40,703	37%

Current liabilities	$8,493	$3,486	41%
Long-term liabilities	4,697	4,697	100%
Equity	96,784	32,520	34%

Total liabilities and equity	$109,974	$40,703	37%

(1)	Amounts reflect information for ZZ Joint Venture and exclude intercompany items.
(2)	ZZ Joint Venture’s percentage of the amount on the Company’s consolidated balance sheets.

The Company has determined that the Yima Joint Ventures are VIEs and that Yima, the joint venture partner, is the primary beneficiary since Yima has a 75% ownership interest in the Yima Joint Ventures and has the power to direct the activities of the VIE that most significantly influence the VIE’s performance.

The Company has determined that the GC Joint Venture is a VIE and has determined that it is the primary beneficiary since the Company has a 51% ownership interest in the GC Joint Venture and since there are no qualitative factors that would preclude the Company from being deemed the primary beneficiary. The Company consolidates the GC Joint Venture in its consolidated financial statements; however, as of June 30, 2012 and June 30, 2011, there were no significant assets or liabilities within the GC Joint Venture.

The Company has determined that SES Resource Solutions, Ltd. (“SRS”) that was formed in June 2011 is a VIE and that the Company is not the primary beneficiary since neither the Company nor Midas Resources AG control SRS since each have a 50% ownership interest in SRS and the control, risks and benefits of SRS are shared equally. SRS had no assets or liabilities as of June 30, 2012.

(q) Fair value measurements

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

The Company’s financial assets and liabilities are classified based on the lowest level of input that is significant for the fair value measurement. The following table summarizes the valuation of the Company’s financial assets by pricing levels, as of June 30, 2012 and 2011 (in thousands):

	June 30, 2012
	Level 1	Level 2		Level 3	Total
Assets:
Certificates of Deposit	$—	$50	(1)	$—	$50
Money Market Funds	—	15,957	(2)	—	15,957

	June 30, 2011
	Level 1	Level 2		Level 3	Total
Assets:
Certificates of Deposit	$—	$50	(1)	$—	$50
Money Market Funds	—	29,372	(2)	—	29,372

(1)	Amount included in current assets on the Company’s consolidated balance sheets.
(2)	Amount included in cash and cash equivalents on the Company’s consolidated balance sheets.

The carrying values of the certificates of deposit and money market funds approximate fair value, which was estimated using quoted market prices for those or similar investments. The carrying value of the Company’s other financial instruments, including accounts receivable, accounts payable and long-term debt, approximate their fair values.

(r) Comprehensive income (loss)

The Company’s comprehensive income (loss) was as follows (in thousands):

	Year Ended June 30,
	2012	2011
Net loss, as reported	$(20,072)	$(15,620)
Unrealized foreign currency translation adjustment	947	2,004

Comprehensive loss	(19,125)	(13,616)
Less comprehensive loss attributable to noncontrolling interests	183	166

Comprehensive loss attributable to the Company	$(18,942)	$(13,450)

(s) Development Stage Status

Since its inception, the Company has focused primarily on identifying and developing projects and strategies to commercialize its gasification technology and on raising the capital necessary to do so. During fiscal 2012, the Company continued development of its technology licensing business and the development of strategic and financial partner relationships in regions such as China and India. Additionally, the Company entered into SRS to develop integrated coal resource projects using the Company’s technology. To date, revenues have been generated primarily from the ZZ Joint Venture which operates a small scale commercial syngas production plant that the Company has also utilized to demonstrate the Company’s technology for other commercial development opportunities. In addition, the ZZ Joint Venture plant has been idle since September 2011. As a result of these factors, the Company continues to be classified as a development stage enterprise as of and for the year ended June 30, 2012.

Note 2 — Recently Issued Accounting Standards

In June 2011, the FASB issued new guidance on the presentation of comprehensive income. The new guidance allows an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders equity. This new guidance is effective for fiscal years beginning after December 15, 2011, however the provision of the new guidance which requires reclassifications out of comprehensive income be shown separately in the financial statements has been deferred to allow the FASB to reconsider alternatives. The Company will adopt these requirements effective July 1, 2012.

In May 2011, the FASB issued additional guidance on fair value disclosures. This guidance contains certain updates to the measurement guidance as well as enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for “Level 3” measurements including enhanced disclosure for: (1) the valuation processes used by the reporting entity; and (2) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, if any. The Company adopted this guidance as of January 1, 2012.

Note 3 — Current Projects

Zao Zhuang Joint Venture

Joint Venture Agreement

On July 6, 2006, the Company entered into a cooperative joint venture contract with Shandong Hai Hua Coal & Chemical Company Ltd. (“Hai Hua”), which established Synthesis Energy Systems (Zao Zhuang) New Gas Company Ltd. (the “ZZ Joint Venture”), a joint venture company that has the primary purposes of (i) developing, constructing and operating a syngas production plant utilizing the U-GAS ® technology in Zao Zhuang City, Shandong Province, China and (ii) producing and selling syngas and the various byproducts of the plant, including ash and elemental sulphur. The Company owns 96.9% of the ZZ Joint Venture and Hai Hua owns the remaining 3.1%. The Company consolidates the results of the ZZ Joint Venture in its consolidated financial statements.

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

Since May 2011, Hai Hua has not paid the capacity fees owed to the ZZ Joint Venture. The unpaid amount totaled approximately $4.7 million as of June 30, 2012. The plant continued to operate and provide syngas to Hai Hua through September 2011 with the expectation that Hai Hua would pay the capacity fee. Hai Hua has paid other contractual obligations such as the energy fees and by-product sales due under the contract. The Company is continuing to work with Hai Hua on alternatives to resolve this issue. The Company did not recognize these capacity fee revenues and will not recognize any capacity fees until collection is reasonably assured. In late September 2011, both the Hai Hua methanol plant and the ZZ Joint Venture plant were shut down for scheduled maintenance and the ZZ Joint Venture plant has been kept idle while the ZZ Joint Venture develops its revised commercial arrangement with Hai Hua.

To date, Hai Hua has been unable to offtake the volume of syngas originally expected for the original plant design and as a result the plant has incurred operating losses. Because of these circumstances, the ZZ Joint Venture is working on various arrangements to increase the syngas offtake volume. Such arrangements involve a combination of technical improvements to Hai Hua’s methanol unit, as well as restructuring the current business arrangement to create an integrated syngas to methanol operation. In December 2011, the Company entered into a framework agreement with Hai Hua pursuant to which the Company and Hai Hua are working to complete a definitive agreement that will provide the basis for a fully integrated syngas to methanol operation. The Company has yet to complete this definitive agreement with Hai Hua primarily due to a controlling interest of Hai Hua being recently acquired by Shandong Weijiao Group Co., Ltd., or Weijiao. Weijiao brought in new management team which is working collaboratively with SES to discuss the methanol integration project and to resolve the commercial issues.

As currently planned, the methanol integration project will require approximately $7 million of additional capital. If the definitive agreement is signed and the additional capital is received, the commercial work and physical integration work will begin. This work is expected to take about six months to complete and the Company will continue to keep the plant idle until this work is completed. In March 2012, Hai Hua advanced approximately $1.0 million to the ZZ Joint Venture.

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

Loan Agreement

On March 22, 2007, the ZZ Joint Venture entered into a seven-year loan agreement and received approximately $12.6 million of loan proceeds pursuant to the terms of a Fixed Asset Loan Contract with the Industrial and Commercial Bank of China (“ICBC”) to complete the project financing for the ZZ Joint Venture. Key terms of the Fixed Asset Loan Contract with ICBC are as follows:

•	Term of the loan is seven years from the commencement date (March 22, 2007) of the loan;

•	Interest is adjusted annually based upon the standard rate announced each year by the People’s Bank of China, and as of June 30, 2012, the applicable interest rate was 7.05% and is payable monthly;

•	Principal payments of RMB 7.7 million (approximately $1.2 million based on current currency exchange rates) are due in March and September of each year through March 2014;

•	Hai Hua is the guarantor of the entire loan;

•	Assets of the ZZ Joint Venture are pledged as collateral for the loan;

•	Covenants include, among other things, prohibiting pre-payment without the consent of ICBC and permitting ICBC to be involved in the review and inspection of the Zao Zhuang plant; and

•	Subject to customary events of default which, should one or more of them occur and be continuing, would permit ICBC to declare all amounts owing under the contract to be due and payable immediately.

As of June 30, 2012, the ZZ Joint Venture was in compliance with all covenants and obligations under the Fixed Asset Loan Contract.

Impairment Assessment

Due to the economic trends that have significantly affected commodity prices including methanol, Hai Hua’s refusal to pay capacity fees owed to the ZZ Joint Venture and the ZZ Joint Venture plant’s operating losses to-date, the Company believed an impairment assessment of the ZZ Joint Venture plant was warranted as of June 30, 2012. The Company performed an analysis of the ZZ Joint Venture plant and determined that these assets were not impaired based upon management’s estimated cash flow projections for the plant. Such estimated cash flow projections included a case based on the completion of the ongoing negotiations between the Company and Hai Hua to restructure the current business arrangement to create an integrated syngas to methanol operation. This restructuring would include a combination of technical improvements being made to Hai Hua’s methanol unit allowing for increased syngas off-take and other repairs and improvements being made to the plant enabling more efficient joint production of methanol. An alternative case was based on developing an additional downstream facility to produce glycol. This case assumes the additional capital investment is made by a strategic partner and that we retain a minority interest in the combined project. If the Company is not successful in restructuring the joint venture or otherwise improving the ZZ Joint Venture’s profitability, or if management’s estimated cash flow projections for these assets decrease, the ZZ Joint Venture plant could become impaired.

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

The syngas production facility for Yima Joint Ventures’ coal-to-methanol project is currently under commissioning and Yima’s project management team expects that methanol production will be ready to start-up in the fourth quarter of calendar 2012.

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

The Company has included the $1.5 million payment paid to the GTI in June 2009 toward future royalties due to GTI for the Yima Joint Ventures’ project as part of the Company’s investment in the Yima project. An additional future royalty payment of approximately $1.5 million will be due to GTI upon the commissioning of the gasifier equipment for the Yima project which is expected in fiscal 2013.

The Company’s equity in losses of the Yima Joint Ventures for the year ended June 30, 2012 and 2011 were $0.9 million and $0.4 million, respectively. The following table presents summarized unconsolidated financial information for the Yima Joint Ventures (in thousands):

	Three Months Ended June 30,		Year Ended June 30,
	2012	2011	2012	2011
Income statement data:
Revenue	$—	$—	$—	$—
Operating loss	(1,136)	(577)	(4,197)	(2,110)
Net loss	(1,109)	(340)	(3,690)	(1,484)

	June 30, 2012	June 30, 2011
Balance sheet data:
Current assets	$74,154	$64,120
Noncurrent assets	174,165	75,096
Current liabilities	29,247	10,916
Noncurrent liabilities	91,491	—

SES Resource Solutions

SES Resource Solutions, Ltd., or SRS is a joint venture owned 50% by us and 50% by Midas Resources AG, or Midas, that was formed in June 2011 to provide additional avenues of commercialization for the Company’s U-GAS ® technology. Key objectives of the joint venture are to identify and procure low cost, low rank coal resources for which the Company’s technology and the SRS’ know-how represent the best route to commercialization; to provide investment opportunities in both gasification facilities and coal resources; and to facilitate the establishment of gasification projects globally based on the Company’s technology. Terms of the SRS joint venture agreement include:

•	SRS has the exclusive right to promote our gasification technology for the purpose of securing low-cost coal resources in projects worldwide that have been approved by the board of directors of SRS;

•	Midas provides expertise to originate and execute the above projects;

•	the Company provides SRS with technology licenses and engineering development support for use in developing the joint integrated coal resource projects; and

•	SRS being managed by a four person board of directors, two of which are appointed by the Company and two of which are appointed by Midas;

•	the Company agreeing to provide up to $2.0 million in funding to SRS, although it has the ability to discontinue funding at any point in time (as of June 30, 2012, the Company had funded approximately $1.1 million to SRS); and

•	Revenue and profits are equally divided between the joint venture partners.

The Company’s investment in SRS is accounted for using the equity method. SRS has no assets or liabilities as amounts are funded by the Company as costs are incurred. The following table presents summarized unconsolidated income statement data for SRS (in thousands):

	Three Months Ended June 30,		Year Ended June 30,
	2012	2011	2012	2011
Income statement data:
Revenue	$—	$—	$—	$—
Operating loss	(720)	(277)	(1,922)	(361)
Net loss	(720)	(277)	(1,922)	(361)

Golden Concord Joint Venture

The Company’s joint venture with Golden Concord (“GC Joint Venture”) was formed to (i) develop, construct and operate a coal gasification, methanol and dimethyl either (“DME”) production plant utilizing U-GAS® technology in the Xilinghote Economic and Technology Development Zone, Inner Mongolia Autonomous Region, China and (ii) produce and sell methanol, DME and the various byproducts of the plant. The Company has a 51% ownership interest in the GC Joint Venture and consolidates the results of the GC Joint Venture in its consolidated financial statements. The Company continues to work on developing alternative potential partners for this project.

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

The Company will limit the development of any further projects until worldwide capital and debt markets improve and it has assurances that acceptable financing is available to complete such projects. In addition, as of June 30, 2012, Hai Hua is the Company’s only customer for syngas sales and as such, it is exposed to significant customer credit risk due to this concentration. In addition, as described under Note 3, Hai Hua has not made the capacity fee payments to the ZZ Joint Venture since April 2011. The unpaid amount totals approximately $4.7 million as of June 30, 2012. Although the Company is continuing to work with Hai Hua on alternatives to resolve the issue, there can be no assurances that the Company will collect these amounts or that the joint venture will be restructured. The Company’s revenue and results of operations have been and would continue to be adversely affected if Hai Hua continues to not pay the capacity fee or if it is unable to retain Hai Hua as a customer or secure new customers. The Company has shut down the ZZ Joint Venture plant since late September 2011 and expects the plant to remain idle until it is able to restructure the joint venture with Hai Hua to jointly produce methanol, as contemplated by the framework agreement executed in December 2011 as described under Note 3, or find an alternative purchaser of its production or a different use for the plant. Even if the Company does obtain the necessary capital for its projects, the Company could face other delays in its projects due to additional approval requirements or due to unanticipated issues in the commissioning of such a project. These factors could lead to, among other things, the impairment of the Company’s significant assets, including its assets in the ZZ Joint Venture and its investment in the Yima Joint Ventures, and an inability to develop any further projects.

The Company expects to continue for a period of time to have negative operating cash flows until it can generate sufficient cash flows from SES China (including the ZZ Joint Venture and the Yima Joint Ventures) or its licensing and related service projects, as well as from other projects which are under development, to cover its general and administrative expenses and other operating costs. In addition, the Company may need to aggressively pursue additional partners in China and may need to seek other equity financing or reduce its operating expenses. The Company will also limit the development of any further projects until it has assurances that acceptable financing is available to complete the project. Despite this, the Company will continue to pursue the development of selective projects with strong and credible partners or off-takers where the Company believes equity and debt can be raised from third parties or where the Company believes it can attract a financial partner to participate in the project.

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

Note 5 — Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	Estimated	June 30,
	useful lives	2012	2011
Furniture and fixtures	2 to 3 years	$319	$317
Production equipment	20 years	34,661	33,977
Building — plant and office	30 years	7,895	7,715
Leasehold improvements	Lease term	120	119
Computer hardware	3 years	399	377
Computer software	3 years	956	954
Office equipment	3 years	253	249
Motor vehicles	5 years	212	207

Construction-in-progress		—	414

		44,815	44,328
Less: Accumulated depreciation		(10,873)	(8,445)

Net carrying value		$33,942	$35,884

Depreciation expense for the years ended June 30, 2012, 2011 and 2010 was $2.3 million, $2.4 million and $2.4 million, respectively.

Note 6 — Detail of Selected Balance Sheet Accounts

Other long-term assets consisted of the following (in thousands):

	June 30,
	2012	2011
Land use rights	$760	$759
GTI license royalty, net — ZZ Joint Venture	754	753
Value added tax receivable — ZZ Joint Venture	1,072	705
Deferred stock offering costs (a)	1,091	685
Other	373	98

	$4,050	$3,000

(a)	Deferred stock offering costs are principally costs incurred related to the share purchase agreement with ZJX and China Energy as described in Note 12.

Accrued expenses and other payables consisted of the following (in thousands):

	As of June 30,
	2012	2011
Construction and equipment costs	$633	$668
Accounts payable — trade	805	866
Accrued payroll, vacation and bonuses	876	910
Technical consulting, engineering and design services	528	662
Yima Joint Ventures consulting fee	—	924
Advances from Yima Joint Ventures for equipment construction	1,801	877
Advance from Hai Hua for revised commercial arrangement	949	—
Advance from Hongye under share purchase agreement	1,000	—
Other	1,488	1,206

	$8,080	$6,113

Note 7 — Intangible assets

GTI License Agreement

On November 5, 2009, the Company entered into an Amended and Restated License Agreement (the “New Agreement”) with GTI, replacing the Amended and Restated License Agreement between the Company and GTI dated August 31, 2006, as amended (the “Original Agreement”). Under the New Agreement, the Company maintains its exclusive worldwide right to license the U-GAS® technology for all types of coals and coal/biomass mixtures with coal content exceeding 60%, as well as the non-exclusive right to license the original U-GAS® technology for 100% biomass and coal/biomass blends exceeding 40% biomass. The New Agreement differs from the Original Agreement most critically by allowing the Company to sublicense U-GAS® to third parties for coal, coal and biomass mixtures or 100% biomass projects (subject to the approval of GTI, which approval shall not be unreasonably withheld), with GTI to share the revenue from such third party licensing fees based on an agreed percentage split (the “Agreed Percentage”). In addition, the prior obligation to fabricate and put into operation at least one U-GAS® system for each calendar year of the Original Agreement in order to maintain the license has been eliminated in the New Agreement.

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

The cost and accumulated amortization of intangible assets were as follows (in thousands):

	As of June 30, 2012			As of June 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Use rights of U-GAS®	$1,886	$1,103	$783	$1,886	$914	$972
Other intangible assets	343	—	343	254	—	254

Total	$2,229	$1,103	$1,126	$2,140	$914	$1,226

The use rights of U-GAS® have an amortization period of ten years. Amortization expense was approximately $0.2 million for each of the years ended June 30, 2012, 2011 and 2010 and is recorded in depreciation and amortization expense. Estimated amortization expense for each of the four subsequent fiscal years is expected to be approximately $0.2 million.

Note 8 — Income taxes

For financial reporting purposes, net loss showing domestic and foreign sources was as follows (in thousands):

	Year Ended June 30,
	2012	2011	2010
Domestic	$(7,609)	$(6,835)	$(8,289)
Foreign	(12,463)	(8,785)	(17,126)

Net loss	$(20,072)	$(15,620)	$(25,415)

Provision for income taxes

The following is a reconciliation of income taxes at the statutory federal income tax rate of 35% to the income tax provision (benefit) recorded (in thousands):

	Year Ended June 30,
	2012	2011	2010
Net loss	$(20,072)	$(15,620)	$(25,415)

Computed tax benefit at statutory rate	(7,025)	(5,467)	(8,896)
Tax on losses from foreign operations	2,684	2,910	2,318
Other	(71)	178	105
Valuation allowance	4,412	2,379	6,473

	$—	$—	$—

Deferred tax assets

Net deferred tax assets consisted of the following (in thousands):

	As of June 30,
	2012	2011
Deferred tax assets (liabilities):
Net operating loss carry forward	$24,219	$20,351
Depreciation and amortization	437	(14)
Stock-based compensation	5,476	5,400
Investment in joint venture	409	186
Accruals	786	992

Subtotal	31,327	26,915
Valuation allowance	(31,327)	(26,915)

Net deferred assets	$—	$—

At June 30, 2012, the Company had approximately $44.0 million of U.S. federal net operating loss (“NOL”) carryforwards, and $35.2 million of China NOL carryforwards. The U.S. federal NOL carryforwards have expiration dates through the year 2031. The China NOL carry forwards have expiration dates through 2016. The utilization of U.S. federal NOLs and other tax attributes may be limited due to changes in ownership from equity offerings that occurred during the year and any future equity offerings.

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

The Company and one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company has been subject to U.S. federal, state, and local, or non-U.S. income tax examinations by tax authorities for all tax years since its operations began in 2003. As of June 30, 2012, the Internal Revenue Service (“IRS”) has not proposed any adjustments to the Company’s material tax positions. The Company establishes reserves for positions taken on tax matters which, although considered appropriate under the regulations, could potentially be successfully challenged by authorities during a tax audit or review. The Company did not have any liability for uncertain tax positions as of June 30, 2012 or 2011.

Note 9 — Net Loss Per Share Data

Historical net loss per share of common stock is computed using the weighted average number of shares of common stock outstanding. Basic loss per share excludes dilution and is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Stock options and unvested restricted stock are the only potential dilutive share equivalents the Company has outstanding for the periods presented. For the years ended June 30, 2012, 2011 and 2010 and the period from November 4, 2003 (inception) to June 30, 2012, options to purchase shares of common stock and unvested restricted stock were excluded from the computation of diluted earnings per share as their effect would have been antidilutive as the Company incurred net losses during those periods.

Note 10 — Commitments and Contingencies

Operating leases

On January 14, 2008, the Company entered into a 63 month lease agreement, with a 60 month optional renewal, for approximately 10,000 square feet for its corporate office in Houston, Texas. The lease commenced on March 27, 2008 with rental payments of $20,308 per month for the first year and escalating thereafter annually. The Company also leases approximately 6,000 square feet of office space in Shanghai, China. Rental expenses incurred under operating leases for the years ended June 30, 2012, 2011, 2010 and the period from November 4, 2003 (inception) to June 30, 2012 were approximately $0.3 million, $0.5 million $0.4 million and $1.9 million, respectively. Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of June 30, 2012 were $330,000 for the year ending June 30, 2013 and none thereafter.

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

Note 11 — Stock-Based Compensation

As of June 30, 2012, the Company had outstanding stock option and restricted stock awards granted under the Company’s Amended and Restated 2005 Incentive Plan, as amended (the “Plan”). As of June 30, 2012, 336,533 shares were authorized for future issuance pursuant to the Plan. Under the Plan, the Company may grant both incentive and non-qualified stock options, stock appreciation rights, restricted stock units and other stock-based awards to officers, directors, employees and non-employees. Stock option awards generally vest ratably over a one to four year period and expire ten years after the date of grant.

In March 2012, the Compensation Committee of the Company’s Board of Directors authorized the issuance of 146,668 shares of restricted stock to the Company’s independent non-employee directors as consideration for director fees. The restricted stock vests quarterly over calendar year 2012 and the fair value of the restricted stock was based on the market value as of the date of the awards.

The amount of unvested restricted stock outstanding was as follows:

Shares of Restricted Stock
Nonvested at June 30, 2011	—
Granted	146,668
Vested	(73,332)

Nonvested at June 30, 2012	73,336

For the years ended June 30, 2012, 2011 and 2010, the Company recorded stock-based compensation expense of approximately $0.9 million, $1.2 million and $2.2 million, respectively. During the year ended June 30, 2011 and 2010, credits of approximately $0.4 million and $0.3 million were recognized to stock-based compensation expense due to the reversal of previously recognized expense due to forfeitures related to cancellations of terminated employees’ stock option awards.

Assumptions

The fair values for the stock options granted during the years ended June 30, 2012, 2011 and 2010 were estimated at the date of grant using a Black-Scholes-Morton option-pricing model with the following weighted-average assumptions.

	Year Ended June 30,
	2012	2011	2010
Risk-free rate of return	1.35%	2.31%	2.53%
Expected life of award	5.6 years	5.6 years	5.6 years
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility of stock	107%	109%	94%
Weighted-average grant date fair value	$1.36	$1.35	$0.73

The expected volatility of stock assumption was derived by referring to changes in the historical volatility of comparable companies. We used the “simplified” method for “plain vanilla” options to estimate the expected term of options granted during the years ended June 30, 2012, 2011 and 2010.

Stock option activity during the three years ended June 30, 2012 was as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding at June 30, 2010	6,037,573	$0.74
Granted	1,490,496	1.66
Exercised	(291,486)	0.71
Cancelled/forfeited	(673,239)	1.13

Outstanding at June 30, 2011	6,563,344	0.91
Granted	323,982	1.65
Exercised	(20,312)	0.80		$0.02
Cancelled/forfeited	(116,813)	0.82

Outstanding at June 30, 2012	6,750,201	0.94	6.73	2.86

Exercisable at June 30, 2012	5,651,977	0.82	6.41	2.68

As of June 30, 2012, approximately $0.6 million of estimated expense with respect to non-vested stock-based awards has yet to be recognized and will be recognized in expense over the remaining weighted average period of approximately 1.3 years.

The following table summarizes information with respect to stock options outstanding and exercisable at June 30, 2012:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Term (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.43 to $0.66	3,944,924	6.27	$0.62	3,807,424	$0.63
$0.67 to $1.00	1,104,088	6.52	0.90	911,588	0.90
$1.01 to $2.00	1,256,189	7.64	1.21	714,215	1.05
$2.01 to $3.00	45,000	8.02	2.35	18,750	2.34
$3.01 to $4.00	400,000	8.77	3.25	200,000	3.25

Total	6,750,201			5,651,977

Note 12 — Share Purchase Agreements

Share Purchase Agreements with Hongye and Zhongmo

On June 18, 2012, the Company entered into a Share Purchase Agreement (the “Hongye Agreement”) with Hongye International Investment Group Co., Ltd. (“Hongye”), pursuant to which Hongye will acquire 6,175,093 shares (the “Hongye Shares”) of the Company’s common stock for $1.50 per share, for an aggregate purchase price of $9,262,639, and entered into a Share Purchase Agreement (the “Zhongmo Agreement”) with Shanghai Zhongmo Investment Management Co., Ltd. (“Zhongmo”), pursuant to which Zhongmo will acquire 4,177,335 shares (the “Zhongmo Shares,” and together with the Hongye Shares, the “Shares”) of common stock for $1.50 per share, for an aggregate purchase price of $6,266,002. In June 2012, the Company received a $1.0 million advance from Hongye towards the Share Purchase Agreement (which is to be repaid to Hongye in connection with the funding described below).

On September 21, 2012, the Company received gross proceeds of approximately $8.7 million from Hongye and issued 5,777,700 of the Hongye Shares to Hongye. Hongye is expected to pay the remaining $596,090 of their aggregate purchase price for the Hongye Shares, and receive their 397,393 share balance, at the closing of the Zhongmo transaction.

The Hongye Agreement and the Zhongmo Agreement include several post-closing covenants and agreements:

•	Neither Hongye or Zhongmo shall sell, assign or transfer any Shares until the twelve month anniversary of the closing date.

•	For so long as either Hongye or Zhongmo owns at least 5% of the total issued and outstanding shares of Common Stock at any meeting of stockholders of the Company or at any adjournment thereof or in any other circumstances upon which a vote, consent or other approval (including by written consent) is sought, they shall, including by executing a written consent if requested by the Company, vote (or cause to be voted) the Shares in favor of each director nominated by the board of directors of the Company (the “Board”).

•	Until the third anniversary of the closing date, neither Hongye, Zhongmo nor any of their affiliates, shall, without the prior written consent of the Board, directly or indirectly, (i) effect or seek, offer or propose (whether publicly or otherwise) to effect, or cause or participate in or in any way assist any other person to effect or seek, offer or propose (whether publicly or otherwise) to effect or participate in, (A) any acquisition of any securities or rights to acquire any securities (or any other beneficial ownership thereof) or assets of the Company or any of its subsidiaries (provided that the foregoing shall not apply to any acquisition of securities under the terms hereof); (B) any merger or other business combination or tender or exchange offer involving the Company or any of its subsidiaries; or (C) any “solicitation” of “proxies” (as such terms are used in the proxy rules of the SEC) or consents to vote with respect to any voting securities of the Company, or any communication exempted from the definition of “solicitation” by Rule 14a-1(l)(2)(iv) under the Exchange Act); (ii) form, join or in any way participate in a “group” (as defined under the Exchange Act) with respect to the Company; (iii) have any discussions or enter into any arrangements, understandings or agreements (oral or written) with, or advise, finance, assist or actively encourage, any third party with respect to any of the matters set forth above, or make any investment in any other person that engages, or offers or proposes to engage, in any of such matters; (iv) take any action which might cause or require the Company, Hongye and/or their affiliates to make a public announcement regarding any of the types of matters set forth above; or (v) disclose any intention, plan or arrangement relating to any of the foregoing.

•	The net proceeds received by the Company shall be fully applied to its operations and projects in China and shall be deposited into a bank account in China or Hong Kong controlled by the Company’s China-centric business platform, SES China.

In addition, under the Hongye Agreement, the Company has agreed to certain additional post-closing covenants and agreements:

•	After the closing date, the Company will increase the size of the Board by two (2) and the Board agrees to appoint two (2) individuals identified by Hongye for service as directors on the Board (one of which will be appointed Vice Chairman of the Board) and to annually nominate such individuals for continued service on the Board; provided, however, that if Hongye owns less than 9%, but more than 5%, of the total issued and outstanding shares of Common Stock at any point after the closing date, the Board agrees to appoint one (1) individual identified by Hongye for service as director on the Board and to annually nominate such individual for continued service on the Board, while if Hongye owns less than 5% of the total issued and outstanding shares of Common Stock at any point after the closing date, the Board shall have no further obligation to appoint or nominate any individual identified by Hongye for service as a director. Any person appointed or elected to the Board must meet minimum criteria for service on the Board under applicable Company guidelines, U.S. securities laws and the rules and regulations of the NASDAQ, as determined in the reasonable discretion of the Board, and shall follow all applicable policies and procedures of the Company.

•	After the closing date, and as long as Hongye owns more than 9% of the total issued and outstanding shares of common stock, Hongye shall have the right to appoint one Vice President and a Deputy Financial Director in the Company’s China business. Such Vice President and Deputy Financial Director shall report to the Company’s China Managing Director and China Financial Director, respectively. The qualification and employment terms and conditions of such positions will be subject to the approval of the China Managing Director and the appointees to such positions shall agree to follow all applicable policies and procedures of the Company.

Share Purchase Agreements with ZJX

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

For the purpose of the above, a “Target Project” shall mean either (i) the execution of a joint venture agreement, and other ancillary and necessary documents, related to the formation of a project joint venture, or (ii) securing for the Company a coal resource project that is already in operation, a new coal chemical project or any other project that is approved by the Company’s board of directors (the “Board”), each with a total investment of at least RMB1.5 billion (approximately $237 million based on the exchange rate as of June 30, 2012).

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

The estimated fair value resulting from China Energy’s contingent right to receive the Milestone Shares would be reported as a liability on its consolidated balance sheet at closing of the transaction. This liability would be adjusted prospectively to reflect the change in the estimated fair value of the contingent right. Changes in the liability will be recorded in earnings of the respective period. The financial statement reporting of this liability would be expected to have a material impact on the Company’s consolidated financial position and potentially have a material impact on its consolidated results of operations depending on the outcome of future valuations of the contingent right.

In the event that the Milestone Shares are issued, all of the Company’s non-vested stock-based awards would become fully vested and immediately exercisable under the change of control terms of the Plan.

Note 13 — Quarterly Results of Operations (Unaudited) (in thousands, except per share amounts)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Year
2012:
Revenues	$2,495	$183	$100	$284	$3,062
Operating loss	(4,441)	(4,805)	(4,818)	(4,203)	(18,267)
Net loss	(4,606)	(5,121)	(5,351)	(4,994)	(20,072)
Net loss attributable to stockholders	(4,540)	(5,047)	(5,360)	(4,950)	(19,896)
Net loss per share — basic and diluted	(0.09)	(0.10)	(0.11)	(0.10)	(0.39)
2011:
Revenues	$1,622	$2,882	$3,133	$2,521	$10,158
Operating loss	(3,862)	(3,544)	(3,603)	(4,721)	(15,730)
Net loss	(3,768)	(3,593)	(3,596)	(4,663)	(15,620)
Net loss attributable to stockholders	(3,742)	(3,561)	(3,559)	(4,601)	(15,463)
Net loss per share — basic and diluted	(0.08)	(0.07)	(0.07)	(0.09)	(0.32)

Note 14 – Segment Information

The Company’s reportable operating segments have been determined in accordance with the Company’s internal management reporting structure during fiscal 2012 and include the ZZ Joint Venture plant operations, technology licensing and related services, and corporate and other. The corporate and other segment includes the Company’s investment in the Yima Joint Ventures. The Company evaluates performance based upon several factors, of which a primary financial measure is segment operating income (loss).

The following table presents the revenue, operating loss and total assets by segment (in thousands):

	Three Months Ended June 30,		Year Ended June 30,
	2012	2011	2012	2011
Revenue:
ZZ Joint Venture plant	$—	$2,290	$2,121	$8,913
Technology licensing and related services	284	231	855	1,245
Corporate & other	—	—	86	—

Total revenue	$284	$2,521	$3,062	$10,158

Operating loss:
ZZ Joint Venture plant	(944)	(1,299)	(5,088)	(2,848)
Technology licensing and related services	(433)	(244)	(1,665)	(1,149)
Corporate & other	(2,826)	(3,178)	(11,514)	(11,733)

Total operating loss	$(4,203)	$(4,721)	$(18,267)	$(15,730)

	June 30, 2012	June 30, 2011
Assets:
ZZ Joint Venture plant	$37,512	$40,703
Technology licensing and related services	1,089	1,196
Corporate & other	54,246	68,075

Total assets	$92,847	$109,974

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

Our management, with the participation of the Chief Executive Officer and the Chief Accounting Officer, assessed the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2012. Based upon that evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2012.

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

Our management, with the participation of the Chief Executive Officer and the Chief Accounting Officer, evaluated the effectiveness of our internal control over financial reporting as of June 30, 2012 based on criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, management has concluded that we did maintain effective internal control over financial reporting as of June 30, 2012.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended June  30, 2012.

Item 11. Executive Compensation

The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended June  30, 2012.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended June 30, 2012.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended June 30, 2012.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended June 30, 2012.

Item 15. Exhibits and Financial Statement Schedules

1.	Financial Statements. Reference is made to the Index to Consolidated Financial Statements at Item 8 of this annual report on Form 10-K.

2.	Financial Statement Schedules. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes to the financial statements.

3. Exhibits.

Number	Description of Exhibits

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on January 31, 2007).

3.2	Certificate of Amendment to the Certificate of Incorporation of the Company dated effective December 16, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 17, 2009).

3.3	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on March 30, 2007).

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on January 31, 2007).

10.1	Cooperative Joint Venture Contract of SES (Zao Zhuang) New Gas Company Ltd. between Shandong Hai Hua Coal & Chemical Company Ltd. and Synthesis Energy Systems Investments, Inc. dated July 6, 2006 — English translation from original Chinese document (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on January 31, 2007).

10.2	Amendment to Cooperative Joint Venture Contract of SES (Zao Zhuang) New Gas Company Ltd. between Shandong Hai Hua Coal & Chemical Company Ltd. and Synthesis Energy Systems Investments, Inc. dated November 8, 2006 — English translation from original Chinese document (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on January 31, 2007).

10.3**	Contract for Synthesis Gas Purchase and Sales by and between Shandong Hai Hua Coal & Chemical Company Ltd. and Synthesis Energy Systems (Zao Zhuang) New Gas Company Ltd. dated October 22, 2006 — English translation from original Chinese document (incorporated by reference to Exhibit 10.6 to Amendment No. 4 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on May 23, 2007).

10.4+	Consulting Agreement between the Company and Lorenzo Lamadrid dated May 30, 2006 (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on January 31, 2007).

10.5+	Amended and Restated 2005 Incentive Plan (incorporated by reference to Exhibit 10.13 to Amendment No. 3 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on May 1, 2007).

10.6	Fixed Assets Loan Contract between Synthesis Energy Systems (Zao Zhuang) New Gas Company Ltd. and Industrial and Commercial Bank of China dated March 27, 2007 — English translation from original Chinese document (incorporated by reference to Exhibit 10.16 to Amendment No. 2 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on March 30, 2007).

10.7	Second Amendment to Cooperative Joint Venture Contract of SES (Zao Zhuang) New Gas Company Ltd., between Shandong Hai Hua Coal & Chemical Company Ltd. and Synthesis Energy Systems Investments, Inc., dated February 12, 2007 — English translation from original Chinese document (incorporated by reference to Exhibit 10.6 to Amendment No. 3 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on May 1, 2007).

10.8	Co-Operative Joint Venture Contract of SES — GCL (Inner Mongolia) Coal Chemical Co., Ltd. between Inner Mongolia Golden Concord (Xilinhot) Energy Investment Co., Ltd. and Synthesis Energy Systems Investments, Inc. dated May 25, 2007 — English translation from original Chinese document (incorporated by reference to Exhibit 10.21 to Amendment No. 5 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on June 6, 2007).

10.9	Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2007).

10.10	Lease Agreement between Synthesis Energy Systems, Inc. and AVPF Riverway Ltd. dated January 14, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 31, 2008).

10.11+	First Amendment to the Amended and Restated 2005 Incentive Plan (incorporated by reference to Annex B to the Company’s Proxy Statement on Schedule 14A filed on November 15, 2007).

10.12	Employment Agreement between the Company and Kevin Kelly dated October 16, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 12, 2008).

10.13	Letter Agreement between the Company and Kevin Kelly dated January 9, 2009 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 14, 2009).

10.14	Form of Nonstatutory Stock Option Agreement (incorporated by reference herein to Exhibit 10.8 to the Company’s Current Report on Form 8-K dated April 2, 2009).

10.15	Form of Equity Joint Venture Contract between Yima Coal Industry (Group) Co., Ltd. and Synthesis Energy Investment Holdings, Inc. dated August 27, 2009 — English translation from original Chinese document. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 2, 2009).

10.16**	Amended and Restated License Agreement by and between the Company and the Gas Technology Institute dated November 5, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 12, 2009).

10.17+	Letter Agreement between the Company and Lorenzo Lamadrid dated August 15, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 17, 2010).

10.18	Share Purchase Agreement dated March 31, 2011 between Synthesis Energy Systems, Inc., China Energy Industry Holdings Group Co. Ltd. and Zhongjixuan Investment Management Company Ltd (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 31, 2011).

10.19	Consulting Agreement between the Company and Don Bunnell dated April 1, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 6, 2011).

10.20	Amended and Restated Employment Agreement between the Company and Robert W. Rigdon dated April 8, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 12, 2011).

10.21	Share Purchase Agreement dated June 9, 2011 between the Company and Zuari Industries Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 10, 2011).

10.22	Letter Agreement date August 16, 2011 between the Company, China Energy Industry Holding Group Co. Ltd and Zhongjixuan Investment Management Company Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 16, 2011).

10.23	Letter Agreement dated December 30, 2011 between Synthesis Energy Systems, Inc., China Energy Industry Holdings Group Co, Ltd. and Zhongjixuan Investment Management Company Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 30, 2011).

10.24	Heads of Agreement for Business Development Services between SES Resource Solutions and Donald P. Bunnell (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 30, 2012).

10.25	Amendment to Heads of Agreement for Business Development Services between SES Resource Solutions and Donald P. Bunnell (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 30, 2012).

10.26	Share Purchase Agreement dated June 18, 2012 among Synthesis Energy Systems, Inc. and Hongye International Investment Group Co., Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 19, 2012).

10.27	Share Purchase Agreement dated June 18, 2012 among Synthesis Energy Systems, Inc. and Shanghai Zhongmo Investment Management Co., Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 19, 2012).

21.1*	Subsidiaries of the Company.

23.1*	Consent of PricewaterhouseCoopers LLP.

23.2*	Consent of KPMG LLP.

31.1*	Certification of Chief Executive Officer of Synthesis Energy Systems, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Accounting Officer of Synthesis Energy Systems, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer of Synthesis Energy Systems, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2*	Certification of Chief Accounting Officer of Synthesis Energy Systems, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Filed herewith.
**	Portions of this exhibit have been omitted pursuant to a request for confidential treatment accepted by the Securities and Exchange Commission and this exhibit has been filed separately with the Securities and Exchange Commission in connection with such request.
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNTHESIS ENERGY SYSTEMS, INC.

Date: September 26, 2012	By:	/s/ Robert Rigdon
Robert Rigdon, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity In Which Signed	Date

/s/ Robert Rigdon Robert Rigdon	President and Chief Executive Officer and Director (Principal Executive Officer)	September 26, 2012

/s/ Kevin Kelly Kevin Kelly	Chief Accounting Officer, Controller and Secretary (Principal Financial and Accounting Officer)	September 26, 2012

/s/ Donald Bunnell Donald Bunnell	Director	September 26, 2012

/s/ Lorenzo Lamadrid Lorenzo Lamadrid	Director	September 26, 2012

/s/ Denis Slavich Denis Slavich	Director	September 26, 2012

/s/ Harry Rubin Harry Rubin	Director	September 26, 2012

/s/ Ziwang Xu Ziwang Xu	Director	September 26, 2012