Form 10-Q
period 2012-09-30
SYNTHESIS ENERGY SYSTEMS INC
filed 2012-11-13
CIK 1375063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 8, 2012 there were 62,577,157 shares of the registrant’s common stock, par value $.01 per share, outstanding.

Page
PART 1. Financial Information

Item 1. Financial Statements	1

Consolidated Balance Sheet as of September 30, 2012 and June 30, 2012 (unaudited)	1

Consolidated Statement of Operations for the Three Months Ended September 30, 2012 and 2011 and the period from November 4, 2003 (inception) to September 30, 2012 (unaudited)	2

Consolidated Statement of Comprehensive Income for the Three Months Ended September 30, 2012 and 2011 (unaudited)	3

Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2012 and 2011 and the period from November 4, 2003 (inception) to September 30, 2012 (unaudited)	4

Consolidated Statements of Equity for the period from November 4, 2003 (inception) to September 30, 2012 (unaudited)	5

Notes to the Consolidated Financial Statements (unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosure about Market Risk	33

Item 4. Controls and Procedures	34

PART II. Other Information

Item 1. Legal Proceedings	34

Item 1A. Risk Factors	34

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3. Defaults Upon Senior Securities	35

Item 4. Mine Safety Disclosures	35

Item 5. Other Information	35

Item 6. Exhibits	36

PART I

Item 1. Financial Statements

SYNTHESIS ENERGY SYSTEMS, INC.

(A Development Stage Enterprise)

Consolidated Balance Sheets

(In thousands)

(Unaudited)

	September 30, 2012	June 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$22,725	$18,035
Accounts receivable	52	316
Prepaid expenses and other currents assets	2,501	2,015
Inventory	23	23

Total current assets	25,301	20,389

Property, plant and equipment, net	33,337	33,942
Intangible asset, net	1,080	1,126
Investment in Yima joint ventures	33,013	33,340
Other long-term assets	3,926	4,050

Total assets	$96,657	$92,847

LIABILITIES AND EQUITY
Current liabilities:
Accrued expenses and accounts payable	$9,759	$8,080
Current portion of long-term bank loan	2,429	2,435

Total current liabilities	12,188	10,515
Long-term bank loan	1,151	2,372

Total liabilities	13,339	12,887

Commitments and contingencies

Equity:
Common stock, $0.01 par value: 200,000 shares authorized: 57,800 and 52,022 shares issued and outstanding, respectively	578	520
Additional paid-in capital	215,282	207,345
Deficit accumulated during development stage	(136,293)	(131,808)
Accumulated other comprehensive income	4,682	4,802

Total stockholders’ equity	84,249	80,859
Noncontrolling interests in subsidiaries	(931)	(899)

Total equity	83,318	79,960

Total liabilities and equity	$96,657	$92,847

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.

(A Development Stage Enterprise)

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

			November 4, 2003
	Three Months Ended		(inception) to
	September 30,		September 30,
	2012	2011	2012
Revenue:
Product sales and other — related parties	$—	$2,102	$21,511
Technology licensing and related services	71	307	2,904
Other	—	86	607

Total revenue	71	2,495	25,022

Costs and Expenses:
Costs of sales and plant operating expenses	131	3,204	32,482
General and administrative expenses	3,080	3,025	89,701
Asset impairment losses	—	—	9,075
Stock-based compensation expense	164	67	22,037
Depreciation and amortization	577	640	12,693

Total costs and expenses	3,952	6,936	165,988

Operating loss	(3,881)	(4,441)	(140,966)

Non-operating (income) expense:
Equity in losses of joint ventures	517	432	2,801
Foreign currency (gain) loss, net	38	(414)	(2,315)
Interest income	(14)	(37)	(3,150)
Interest expense	96	184	3,375

Net loss	(4,518)	(4,606)	(141,677)

Less: net loss attributable to noncontrolling interests	33	66	5,384

Net loss attributable to stockholders	$(4,485)	$(4,540)	$(136,293)

Net loss per share:
Basic and diluted	$(0.09)	$(0.09)	$(3.53)

Weighted average common shares outstanding:
Basic and diluted	52,334	50,858	38,605

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.

(A Development Stage Enterprise)

Consolidated Statement of Comprehensive Income

(In thousands)

(Unaudited)

			November 4, 2003
	Three Months Ended		(inception) to
	September 30,		September 30,
	2012	2011	2012
Net loss, as reported	$(4,518)	$(4,606)	$(141,677)
Unrealized foreign currency translation adjustment	(119)	768	4,679

Comprehensive loss	(4,637)	(3,838)	(136,998)
Less comprehensive loss attributable to noncontrolling interests	32	72	5,386

Comprehensive loss attributable to the Company	$(4,605)	$(3,766)	$(131,612)

See accompanying notes to the consolidated financial statements

SYNTHESIS ENERGY SYSTEMS, INC.

(A Development Stage Enterprise)

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

			November 4, 2003
	Three Months Ended		(inception) to
	September 30,		September 30,
	2012	2011	2012
Cash flows from operating activites:
Net loss	$(4,518)	$(4,606)	$(141,677)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	164	67	22,037
Depreciation of property, plant and equipment	522	585	11,349
Amortization of intangible and other assets	55	55	1,344
Equity in losses of joint ventures	517	432	2,801
Foreign currency gains	38	(414)	(2,315)
Loss (gain) on disposal of property, plant and equipment	1	(12)	167
Asset impairment losses	—	—	9,075
Changes in operating assets and liabilities:
Accounts receivable	264	380	147
Prepaid expenses and other current assets	(492)	146	(1,785)
Inventory	(2)	(107)	(564)
Other long-term assets	11	(113)	(1,342)
Accrued expenses and payables	802	479	3,627

Net cash used in operating activities	(2,638)	(3,108)	(97,136)

Cash flows from investing activities:
Capital expenditures	(2)	(19)	(38,097)
Equity investment in joint ventures	(109)	(156)	(31,737)
Purchase of marketable securities	—	—	(45,000)
Redemption of marketable securities	—	—	45,000
GTI license royalty – Yima joint ventures	—	—	(1,500)
ExxonMobil license royalty	—	—	(1,250)
Proceeds from sale of fixed assets	—	—	7
Restricted cash – redemptions of certificates of deposit	—	—	(50)
Amendment to GTI license rights	—	—	(500)
Purchase of land use rights	—	—	(1,896)
Receipt of Chinese governmental grant	—	—	556
Project prepayments	—	—	(3,210)

Net cash used in investing activities	(111)	(175)	(77,677)

Cash flows from financing activities:
Payments on long-term bank loan	(1,214)	(1,212)	(10,521)
Proceeds from long-term bank loan	—	—	12,081
Advance toward sale of common stock	—	—	1,000
Proceeds from exercise of (repurchase of) stock options, net	—	(14)	921
Proceeds from issuance of common stock, net	8,658	—	188,627
Prepaid interest	—	—	(276)
Financing costs	—	—	(143)
Contributions from noncontrolling interest partners	—	—	4,456
Loans from shareholders	—	—	11

Net cash provided by (used in) financing activities	7,444	(1,226)	196,156

Net increase (decrease) in cash	4,695	(4,509)	21,343
Cash and cash equivalents, beginning of period	18,035	32,176	—
Effect of exchange rates on cash	(5)	8	1,382

Cash and cash equivalents, end of period	$22,725	$27,675	$22,725

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.

(A Development Stage Enterprise)

Consolidated Statement of Equity

(In thousands)

(Unaudited)

	Common Stock			Deficit Accumulated During the	Accumulated Other	Non-
	Shares	Common Stock	Additional Paid-in Capital	Development Stage	Comprehensive Income	controlling Interest	Total
Balance at November 4, 2003 (inception)	100,000	$—	$—	$—	$—	$—	$—
Net loss for the period November 4, 2003 to June 30, 2004	—	—	—	—	—	—	—

Balance at June 30, 2004	100,000	—	—	—	—	—	—

Shares Forfeited in Merger	(94,000)	—	—	—	—	—	—
Shares Issued in Merger	21,000	—	—	—	—	—	—
Net loss	—	—	—	(358)	—	—	(358)
Investor contributions	—	264	236	—	—	—	500
Conversion of debt to equity	—	6	5	—	—	—	11
Net proceeds from private placement offering	1,030	10	2,474	—	—	—	2,484

Balance at June 30, 2005	28,030	280	2,715	(358)	—	—	2,637

Net loss	—	—	—	(5,183)	—	—	(5,183)
Net proceeds from private placement offering	970	10	2,378	—	—	—	2,388
Stock-based compensation	—	—	3,043	—	—	—	3,043
Adjustment related to return of shares	(4,353)	(44)	44	—	—	—	—

Balance at June 30, 2006	24,647	246	8,180	(5,541)	—	—	2,885

Net loss	—	—	—	(13,142)	—	(37)	(13,179)
Currency translation adjustment	—	—	—	—	175	—	175

Comprehensive loss	—	—	—	—	—	—	(13,004)
Contributions from noncontrolling interest partners	—	—	—	—	—	492	492
Net proceeds from private placement offering	3,346	34	16,126	—	—	—	16,160
Stock-based compensation	—	—	6,608	—	—	—	6,608
Shares issued for amended GTI license	191	2	1,374	—	—	—	1,376
Shares issued upon option exercise by Union Charter Financial	2,000	20	4,980	—	—	—	5,000
Stock grants to employees	4	—	33	—	—	—	33

Balance at June 30, 2007	30,188	302	37,301	(18,683)	175	455	19,550

Net loss	—	—	—	(27,442)	—	(610)	(28,052)
Currency translation adjustment	—	—	—	—	1,390	—	1,390

Comprehensive loss	—	—	—	—	—	—	(26,662)
Contributions from noncontrolling interest partners	—	—	—	—	—	3,124	3,124
Stock-based compensation	—	—	6,010	—	—	—	6,010
Exercise of stock options	92	1	564	—	—	—	565
Shares issued for GTI reservation use fee	278	3	2,497	—	—	—	2,500
Shares issued in public offerings	17,451	174	148,226	—	—	—	148,400
Stock grants to employees	2	—	19	—	—	—	19

Balance at June 30, 2008	48,011	480	194,617	(46,125)	1,565	2,969	153,506

Net loss	—	—	—	(28,576)	—	(703)	(29,279)
Currency translation adjustment	—	—	—	—	33	11	44

Comprehensive loss	—	—	—	—	—	—	(29,235)
Public offering costs	—	—	(107)	—	—	—	(107)
Stock-based compensation	—	—	1,869	—	—	—	1,869
Exercise of stock options	107	1	62	—	—	—	63

Balance at June 30, 2009	48,118	481	196,441	(74,701)	1,598	2,277	126,096

Net loss	—	—	—	(21,748)	—	(3,667)	(25,415)
Currency translation adjustment	—	—	—	—	237	1	238

Comprehensive loss	—	—	—	—	—	—	(25,177)
Contributions from noncontrolling interest partners	—	—	—	—	—	839	839
Stock-based compensation	—	—	2,179	—	—	—	2,179
Exercise of stock options	219	2	100	—	—	—	102

Balance at June 30, 2010	48,337	483	198,720	(96,449)	1,835	(550)	104,039

Net loss	—	—	—	(15,463)	—	(157)	(15,620)
Currency translation adjustment	—	—	—	—	2,013	(9)	2,004

Comprehensive loss	—	—	—	—	—	—	(13,616)
Stock-based compensation	—	—	1,203	—	—	—	1,203
Exercise of stock options	291	4	166	—	—	—	170
Net proceeds from issuance of common stock	2,222	22	4,966	—	—	—	4,988

Balance at June 30, 2011	50,850	509	205,055	(111,912)	3,848	(716)	96,784

Net loss	—	—	—	(19,896)	—	(176)	(20,072)
Currency translation adjustment	—	—	—	—	954	(7)	947

Comprehensive loss	—	—	—	—	—	—	(19,125)
Issuance of common stock	1,005	10	1,397	—	—	—	1,407
Stock-based compensation	147	—	879	—	—	—	879
Exercise of stock options	20	1	14	—	—	—	15

Balance at June 30, 2012	52,022	520	207,345	(131,808)	4,802	(899)	79,960

Net loss	—	—	—	(4,485)	—	(33)	(4,518)
Currency translation adjustment	—	—	—	—	(120)	1	(119)

Comprehensive loss	—	—	—	—	—	—	(4,637)
Net proceeds from issuance of common stock	5,778	58	7,773	—	—	—	7,831
Stock-based compensation	—	—	164	—	—	—	164

Balance at September 30, 2012	57,800	$578	$215,282	$(136,293)	$4,682	$(931)	$83,318

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

(b) Basis of presentation and principles of consolidation

The consolidated financial statements for the periods presented are unaudited and reflect all adjustments, consisting of normal recurring items, which management considers necessary for a fair statement. Operating results for the three months ended September 30, 2012 are not necessarily indicative of results to be expected for the fiscal year ending June 30, 2013.

The consolidated financial statements are in U.S. dollars. Noncontrolling interests in consolidated subsidiaries in the consolidated balance sheets represents minority stockholders’ proportionate share of the equity in such subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made in prior period financial statements to conform to current period presentation. These reclassifications had no effect on net loss. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto reported in the Company’s Annual Report on Form 10-K for the year ended June 30, 2012. Significant accounting policies that are new or updated from those presented in the Company’s Annual Report on Form 10-K for the year ended June 30, 2012 are included below. The consolidated financial statements have been prepared in accordance with the rules of the United States Securities and Exchange Commission (“SEC”) for interim financial statements and do not include all annual disclosures required by generally accepted accounting principles in the United States.

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

The Company has determined that the ZZ Joint Venture is a VIE and has determined that the Company is the primary beneficiary. In making the initial determination, the Company considered, among other items, the change in profit distribution between the Company and Shandong Weijiao Group Xuecheng Energy Company Ltd., or Xuecheng Energy (previously Hai Hua), after 20 years. The expected negative variability in the fair value of the ZZ Joint Venture’s net assets was considered to be greater during the first 20 years of the ZZ Joint Venture’s life, which coincided with our original 95% profit/loss allocation, versus the latter 30 years in which the Company’s profit/loss allocation would be reduced to 10%. As the result of an amendment to the ZZ Joint Venture agreement in 2010, the profit distribution percentages will remain in place after the first 20 years, providing further support to the determination that the Company is the primary beneficiary. In addition, the Company considered whether the terms of the syngas purchase and sale agreement with Xuecheng Energy contained a lease. The factors considered included (i) the Company’s ability to operate and control the plant during the initial 20 years; and (ii) whether it was more than remote that one or more parties other than Xuecheng Energy would purchase more than a minor amount (considered to be 10%) of the plant’s output during the term of the syngas purchase and sale agreement. Because the Company determined that the syngas purchase and sale agreement did not contain a lease, the Company accounts for the revenues from that agreement in accordance with the Company’s revenue recognition policy for product sales.

The following tables provide additional information on the ZZ Joint Venture’s assets and liabilities as of September 30, 2012 and June 30, 2012 which are consolidated within the Company’s consolidated balance sheets (in thousands):

	September 30, 2012
	Consolidated	ZZ Joint Venture (1)	%(2)
Current assets	$25,301	$106	—
Long-term assets	71,356	36,320	51%

Total assets	$96,657	$36,426	38%

Current liabilities	$12,188	$4,444	36%
Long-term liabilities	1,151	1,151	100%
Equity	83,318	30,831	37%

Total liabilities and equity	$96,657	$36,426	38%

	June 30, 2012
	Consolidated	ZZ Joint Venture (1)	% (2)
Current assets	$20,389	$575	3%
Long-term assets	72,458	36,937	50%

Total assets	$92,847	$37,512	40%

Current liabilities	$10,515	$3,793	36%
Long-term liabilities	2,372	2,372	100%
Equity	79,960	31,347	39%

Total liabilities and equity	$92,847	$37,512	40%

(1)	Amounts reflect information for ZZ Joint Venture and exclude intercompany items.
(2)	ZZ Joint Venture’s percentage of the amount on the Company’s consolidated balance sheets.

The Company has determined that the Yima Joint Ventures are VIEs and that Yima, the joint venture partner, is the primary beneficiary since Yima has a 75% ownership interest in the Yima Joint Ventures and has the power to direct the activities of the VIE that most significantly influence the VIE’s performance.

The Company has determined that SES Resource Solutions, Ltd. (“SRS”) that was formed in June 2011 is a VIE and that the Company is not the primary beneficiary since neither the Company nor Midas Resources AG control SRS since each have a 50% ownership interest in SRS and the control, risks and benefits of SRS are shared equally. SRS had no assets or liabilities as of September 30, 2012.

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

The Company’s financial assets and liabilities are classified based on the lowest level of input that is significant for the fair value measurement. The following table summarizes the valuation of the Company’s financial assets by pricing levels, as of September 30, 2012 and June 30, 2012 (in thousands):

	September 30, 2012
	Level 1	Level 2		Level 3	Total
Assets:
Certificates of Deposit	$—	$50	(1)	$—	$50
Money Market Funds	—	13,216	(2)	—	13,216

	June 30, 2012
	Level 1	Level 2		Level 3	Total
Assets:
Certificates of Deposit	$—	$50	(1)	$—	$50
Money Market Funds	—	15,957	(2)	—	15,957

(1)	Amount included in current assets on the Company’s consolidated balance sheets.
(2)	Amount included in cash and cash equivalents on the Company’s consolidated balance sheets.

The carrying values of the certificates of deposit and money market funds approximate fair value, which was estimated using quoted market prices for those or similar investments. The carrying value of the Company’s other financial instruments, including accounts receivable, accounts payable and long-term debt, approximate their fair values.

Note 2 – Recently Issued Accounting Standards

In June 2011, the FASB issued new guidance on the presentation of comprehensive income. The new guidance allows an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders equity. This new guidance is effective for fiscal years beginning after December 15, 2011, however the provision of the new guidance which requires reclassifications out of comprehensive income be shown separately in the financial statements has been deferred to allow the FASB to reconsider alternatives. The Company adopted these requirements as of July 1, 2012.

Note 3 – Current Projects

Zao Zhuang Joint Venture

Joint Venture Agreement

On July 6, 2006, the Company entered into a cooperative joint venture contract with Shandong Hai Hua Coal & Chemical Company Ltd. “Hai Hua”, which established Synthesis Energy Systems (Zao Zhuang) New Gas Company Ltd., or the ZZ Joint Venture, a joint venture company that has the primary purposes of (i) developing, constructing and operating a syngas production plant utilizing the U-GAS ® technology in Zao Zhuang City, Shandong Province, China and (ii) producing and selling syngas and the various byproducts of the plant, including ash and elemental sulphur. In August 2012, Hai Hua’s name was changed to Xuecheng Energy, after a change in control transaction. The Company owns 96.9% of the ZZ Joint Venture and Xuecheng Energy owns the remaining 3.1%. The Company consolidates the results of the ZZ Joint Venture in its consolidated financial statements.

Syngas Purchase and Sale Agreement

The ZZ Joint Venture is also party to a purchase and sale agreement with Xuecheng Energy for syngas produced by the plant, whereby Xuecheng Energy will pay the ZZ Joint Venture an energy fee and capacity fee, as described below, based on the syngas production. The syngas to be purchased by Xuecheng Energy is subject to certain quality component requirements set forth in the contract. In late December 2008, the plant declared commercial operations status for purposes of the purchase and sale agreement. The energy fee is a per normal cubic meters, or Ncum, of syngas calculation based on a formula which factors in the monthly averages of the prices of design base coal, coke, coke oven gas, power, steam and water, all of which are components used in the production of syngas. The capacity fee is paid based on the capacity of the plant to produce syngas, factoring in the number of hours (i) of production and (ii) of capability of production as compared to the guaranteed capacity of the plant, which for purposes of the contract is 22,000 Ncum per hour of net syngas. Xuecheng Energy is obligated to pay the capacity fee regardless of whether they use the gasification capacity, subject only to availability of the plant, quality of the syngas and exceptions for certain events of force majeure. Due to worldwide reductions in methanol prices, as well as reliability issues with respect to Xuecheng Energy’s plant, Xuecheng Energy has operated at a reduced rate of syngas consumption. Xuecheng Energy has used approximately 35% to 45% of the syngas guarantee capacity since 2009.

In April 2009, the ZZ Joint Venture entered into a Supplementary Agreement with Xuecheng Energy, amending the terms of the purchase and sale agreement. The Supplementary Agreement was entered into to provide more clarity regarding the required syngas quality and volume to be delivered, recovery of the energy fee during turndown periods and operations coordination during unscheduled outages. Under the Supplementary Agreement, the syngas quality specification was amended to provide more clarity as to the minor constituents allowable in the syngas. For purposes of the Supplemental Agreement, syngas that meets these specifications is deemed “compliant gas” and syngas that does not meet these specifications is deemed “non-compliant gas.” The Supplementary Agreement also added a requirement for Xuecheng Energy to pay the ZZ Joint Venture the capacity fee and 70% of the energy fee for all non-compliant gas which is taken by Xuecheng Energy. However, if more than 50% of the syngas taken by Xuecheng Energy during any operating day is non-compliant gas, all of the syngas for that day is deemed to be non-compliant gas for purposes of calculating the energy fee. In addition, the Supplementary Agreement accommodates periods of turndown operation by Xuecheng Energy by establishing a minimum threshold gas off take volume of 7,500 Ncum per hour of net syngas for the purpose of calculating the energy fee during such periods. The Supplementary Agreement also provides that, to the extent Xuecheng Energy has an unscheduled shutdown, and the plant continues to operate on standby during such period, Xuecheng Energy is still required to pay the energy fee to the ZZ Joint Venture. In the event that the plant has an unscheduled shutdown and does not provide at least three hours prior notice to Xuecheng Energy, the ZZ Joint Venture may be required to provide certain compensation to Xuecheng Energy.

Since April 2011, Xuecheng Energy has not paid the capacity fees owed to the ZZ Joint Venture. The unpaid amount totaled approximately $5.7 million as of September 30, 2012. The plant continued to operate and provide syngas to Xuecheng Energy through September 2011 with the expectation that Xuecheng Energy would pay the capacity fee. Xuecheng Energy has paid other contractual obligations such as the energy fees and by-product sales due under the contract. The Company is continuing to work with Xuecheng Energy on alternatives to resolve this issue. Since April 2011, the Company has not recognized these capacity fee revenues and will not recognize any capacity fees until collection is reasonably assured. In late September 2011, both the Xuecheng Energy methanol plant and the ZZ Joint Venture plant were shut down for scheduled maintenance and the ZZ Joint Venture plant has been kept idle while the ZZ Joint Venture develops its revised commercial arrangement with Xuecheng Energy and Weijiao.

To date, Xuecheng Energy has been unable to off take the volume of syngas originally expected for the original plant design and as a result the plant has incurred operating losses. Because of these circumstances, the ZZ Joint Venture is working on various arrangements to increase the syngas off take volume. Such arrangements involve a combination of technical improvements to Xuecheng Energy’s methanol unit, as well as restructuring the current business arrangement to create an integrated syngas to methanol operation. In December 2011, the Company entered into a framework agreement with Xuecheng Energy pursuant to which the Company and Xuecheng Energy are working collaboratively to complete a definitive agreement that will provide the basis for a fully integrated syngas to methanol operation and to resolve the commercial issues.

As currently planned, the methanol integration project will require approximately $7 million of additional capital. If the definitive agreement is signed and the additional capital is received, the commercial work and physical integration work will begin. This work is expected to take about six months to complete and the Company will continue to keep the plant idle until this work is completed. In March 2012, Xuecheng Energy advanced approximately $1.0 million to the ZZ Joint Venture. In September 2012, Xuecheng Energy advanced an additional approximately $0.8 million to the ZZ Joint Venture.

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

•

Interest is adjusted annually based upon the standard rate announced each year by the People’s Bank of China, and as of September 30, 2012, the applicable interest rate was 7.05% and is payable monthly;

•

Principal payments of RMB 7.7 million (approximately $1.2 million based on current currency exchange rates) are due in March and September of each year beginning on September 22, 2008 and ending on March 31, 2014;

•	Xuecheng Energy is the guarantor of the entire loan;

•	Assets of the ZZ Joint Venture are pledged as collateral for the loan;

•	Covenants include, among other things, prohibiting pre-payment without the consent of ICBC and permitting ICBC to be involved in the review and inspection of the ZZ Joint Venture plant; and

•	Subject to customary events of default which, should one or more of them occur and be continuing, would permit ICBC to declare all amounts owing under the contract to be due and payable immediately.

As of September 30, 2012, the ZZ Joint Venture was in compliance with all covenants and obligations under the Fixed Asset Loan Contract.

Impairment Assessment

Due to the economic trends that have significantly affected commodity prices including methanol, Xuecheng Energy’s refusal to pay capacity fees owed to the ZZ Joint Venture and the ZZ Joint Venture plant’s operating losses, the Company believed an impairment assessment of the ZZ Joint Venture plant was warranted as of June 30, 2012. The Company performed an analysis of the ZZ Joint Venture plant and determined that these assets were not impaired based upon management’s estimated cash flow projections for the plant. Such estimated cash flow projections included a case based on the completion of the ongoing negotiations between the Company and Xuecheng Energy to restructure the current business arrangement to create an integrated syngas to methanol operation. This restructuring would include a combination of technical improvements being made to Xuecheng Energy’s methanol unit allowing for increased syngas off-take and other repairs and improvements being made to the plant enabling more efficient joint production of methanol. An alternative case was based on developing an additional downstream facility to produce glycol. This case assumes the additional capital investment is made by a strategic partner and that we retain a minority interest in the combined project. If the Company is not successful in restructuring the joint venture or otherwise improving the ZZ Joint Venture’s profitability, or if management’s estimated cash flow projections for these assets decrease, the ZZ Joint Venture plant could become impaired which could have a material effect on the consolidated financial statements. As no significant changes occurred during the first quarter, an updated impairment assessment was not necessary as of September 30, 2012.

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

The final stages of construction and commissioning for the Yima Joint Venture plant are progressing well. Most sections of the plant are either complete or more than 90% complete. The methanol section of the plant is currently about 70% complete. The engineering on the methanol section was delayed for several months in 2010 while the Yima Joint Ventures considered building glycol production in lieu of methanol. The methanol unit is the top priority of the Yima Joint Venture and the Yima Joint Venture is targeting first methanol production to occur in December. Any delays in the final work on construction and commissioning could mean that initial production is delayed. Once methanol production has begun, the plant is expected to progress toward normal operating capacity over the subsequent three to six months.

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

The Company’s equity in losses of the Yima Joint Ventures for both the three months ended September 30, 2012 and 2011 was approximately $0.2 million. The following table presents summarized unconsolidated financial information for the Yima Joint Ventures (in thousands):

	Three Months Ended
	September 30,
	2012	2011
Income statement data:

Revenue	$—	$—
Operating loss	(993)	(993)
Net loss	(985)	(839)

	September 30, 2012	June 30, 2012
Balance sheet data:

Current assets	$84,291	$74,154
Noncurrent assets	174,696	174,165
Current liabilities	41,456	29,247
Noncurrent liabilities	91,259	91,491

SES Resource Solutions

SES Resource Solutions, Ltd., or SRS, is a joint venture owned 50% by us and 50% by Midas Resources AG, or Midas, that was formed in June 2011 to provide additional avenues of commercialization for the Company’s U-GAS ® technology. Key objectives of the joint venture are to identify and procure low cost, low rank coal resources for which the Company’s technology and the SRS’ know-how represent the best route to commercialization; to provide investment opportunities in both gasification facilities and coal resources; and to facilitate the establishment of gasification projects globally based on the Company’s technology. Terms of the SRS joint venture agreement include:

•	SRS has the exclusive right to promote our gasification technology for the purpose of securing low-cost coal resources in projects worldwide that have been approved by the board of directors of SRS;

•	Midas provides expertise to originate and execute the above projects;

•	the Company provides SRS with technology licenses and engineering development support for use in developing the joint integrated coal resource projects;

•	SRS being managed by a four person board of directors, two of which are appointed by the Company and two of which are appointed by Midas;

•	the Company agreeing to provide up to $2.0 million in funding to SRS, although it has the ability to discontinue funding at any point in time; and

•	revenue and profits are equally divided between the joint venture partners.

SRS is also actively engaged in commercial discussions related to securing investment partners for the next tranche of funding necessary for project development. This funding is planned to be used to independently advance the coal resource and integrated project development without further start-up cost to the Company. SRS is now contemplating the proper timing for raising the funds. As of September 30, 2012, the Company had funded approximately $1.4 million to SRS. The remaining $600,000 which the Company has agreed to fund may be reduced, suspended or held back until the financial markets improve such that the additional funds needed for the continued development of SRS may be secured.

The Company’s investment in SRS is accounted for using the equity method. SRS has no assets or liabilities as amounts are funded by the Company as costs are incurred. The following table presents summarized unconsolidated income statement data for SRS (in thousands):

	Three Months Ended September 30,
	2012	2011
Income statement data:

Revenue	$—	$—
Operating loss	(541)	(449)
Net loss	(541)	(449)

Note 4 – GTI License Agreement

On November 5, 2009, the Company entered into an Amended and Restated License Agreement (the “New Agreement”) with GTI, replacing the Amended and Restated License Agreement between the Company and GTI dated August 31, 2006, as amended (the “Original Agreement”). Under the New Agreement, the Company maintains its exclusive worldwide right to license the U-GAS ® technology for all types of coals and coal/biomass mixtures with coal content exceeding 60%, as well as the non-exclusive right to license the original U-GAS ® technology for 100% biomass and coal/biomass blends exceeding 40% biomass. The New Agreement differs from the Original Agreement most critically by allowing the Company to sublicense U-GAS ® to third parties for coal, coal and biomass mixtures or 100% biomass projects (subject to the approval of GTI, which approval shall not be unreasonably withheld), with GTI to share the revenue from such third party licensing fees based on an agreed percentage split (the “Agreed Percentage”). In addition, the prior obligation to fabricate and put into operation at least one U-GAS ® system for each calendar year of the Original Agreement in order to maintain the license has been eliminated in the New Agreement.

In order to sublicense any U-GAS ® system, the Company is required to comply with certain requirements set forth in the New Agreement. In the preliminary stage of developing a potential sublicense, the Company is required to provide notice and certain information regarding the potential sublicense to GTI and GTI is required to provide notice of approval or non-approval within ten business days of the date of the notice from the Company, provided that GTI is required to not unreasonably withhold their approval. If GTI does not respond within that ten business day period, they are deemed to have approved of the sublicense. The Company is required to provide updates on any potential sublicenses once every three months during the term of the New Agreement. The Company is also restricted from offering a competing gasification technology during the term of the New Agreement.

For each U-GAS ® unit which the Company licenses, designs, builds or operates for itself or for a party other than a sublicensee and which uses coal or a coal and biomass mixture or biomass as the feed stock, the Company must pay a royalty based upon a calculation using the MMBtu per hour of dry syngas production of a rated design capacity, payable in installments at the beginning and at the completion of the construction of a project (the “Standard Royalty”). Although it is calculated using a different unit of measurement, the Standard Royalty is effectively the same as the royalty payable to GTI under the Original Agreement. If the Company invests, or has the option to invest, in a specified percentage of the equity of a third party, and the royalty payable by such third party for their sublicense exceeds the Standard Royalty, the Company is required to pay to GTI the Agreed Percentage of such royalty payable by such third party. However, if the royalty payable by such third party for their sublicense is less than the Standard Royalty, the Company is required to pay to GTI, in addition to the Agreed Percentage of such royalty payable by such third party, the Agreed Percentage of its dividends and liquidation proceeds from its equity investment in the third party. In addition, if the Company receives a carried interest in a third party, and the carried interest is less than a specified percentage of the equity of such third party, the Company is required to pay to GTI, in its sole discretion, either (i) the Standard Royalty or (ii) the Agreed Percentage of the royalty payable to such third party for their sublicense, as well as the Agreed Percentage of the carried interest. The Company will be required to pay the Standard Royalty to GTI if the percentage of the equity of a third party that the Company (a) invests in, (b) has an option to invest in, or (c) receives a carried interest in, exceeds the percentage of the third party specified in the preceding sentence.

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

Note 5 – Stock-Based Compensation

As of September 30, 2012, the Company had outstanding stock option and restricted stock awards granted under the Company’s Amended and Restated 2005 Incentive Plan, as amended (the “Plan”). As of September 30, 2012, 336,533 shares were authorized for future issuance pursuant to the Plan. Under the Plan, the Company may grant both incentive and non-qualified stock options, stock appreciation rights, restricted stock units and other stock-based awards to officers, directors, employees and non-employees. Stock option awards generally vest ratably over a one to four year period and expire ten years after the date of grant.

In March 2012, the Compensation Committee of the Company’s Board of Directors authorized the issuance of 146,668 shares of restricted stock to the Company’s independent non-employee directors as consideration for director fees. The restricted stock vests quarterly over calendar year 2012 and the fair value of the restricted stock was based on the market value as of the date of the awards.

The amount of unvested restricted stock outstanding was as follows:

Shares of
Restricted Stock
Nonvested at June 30, 2012	73,336
Granted	—
Vested	(36,668)

Nonvested at September 30, 2012	36,668

Stock option activity during the three months ended September 30, 2012 was as follows:

Shares of Common Stock Underlying
Stock Options
Outstanding at June 30, 2012	6,750,201
Granted	50,000
Exercised	—
Forfeited	(50,000)

Outstanding at September 30, 2012	6,750,201

Exercisable at September 30, 2012	5,744,477

The fair values for the stock options granted during the three months ended September 30, 2012 were estimated at the date of grant using a Black-Scholes-Morton option-pricing model with the following weighted-average assumptions.

Risk-free rate of return	0.80%
Expected life of award	5.75	years
Expected dividend yield	0.00%
Expected volatility of stock	96%
Weighted-average grant date fair value	$1.05

Note 6 – Net Loss Per Share

Historical net loss per share of common stock is computed using the weighted average number of shares of common stock outstanding. Basic loss per share excludes dilution and is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Stock options and unvested restricted stock are the only potential dilutive share equivalents the Company has outstanding for the periods presented. For the three months ended September 30, 2012 and 2011 and the period from November 4, 2003 (inception) to September 30, 2012, options to purchase common stock were excluded from the computation of diluted earnings per share as their effect would have been antidilutive as the Company incurred net losses during those periods.

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

As described under Note 3, Xuecheng Energy has not made the capacity fee payments to the ZZ Joint Venture since April 2011. The unpaid amount totals approximately $5.7 million as of September 30, 2012. Although the Company is continuing to work with Xuecheng Energy on alternatives to resolve the issue, there can be no assurances that the Company will collect these amounts or that the joint venture will be restructured. The Company’s revenue and results of operations have been and would continue to be adversely affected if Xuecheng Energy continues to not pay the capacity fee or if it is unable to retain Xuecheng Energy as a customer or secure new customers. The Company has shut down the ZZ Joint Venture plant since late September 2011 and expects the plant to remain idle until it is able to restructure the joint venture with Xuecheng Energy to jointly produce methanol, as contemplated by the framework agreement executed in December 2011 as described under Note 3, or find an alternative purchaser of its production or a different use for the plant.

The final stages of construction and commissioning for the Yima Joint Venture plant are progressing well. Most sections of the plant are either complete or more than 90% complete. The methanol section of the plant is currently about 70% complete. The engineering on the methanol section was delayed for several months in 2010 while the Yima Joint Ventures considered building glycol production in lieu of methanol. The methanol unit is the top priority of the Yima Joint Venture and the Yima Joint Venture is targeting first methanol production to occur in December. Any delays in the final work on construction and commissioning could mean that initial production is delayed. Once methanol production has begun, the plant is expected to progress toward normal operating capacity over the subsequent three to six months.

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

Note 8 – Share Purchase Agreements

Share Purchase Agreements with Hongye and Zhongmo

On June 18, 2012, the Company entered into a Share Purchase Agreement (the “Hongye Agreement”) with Hongye International Investment Group Co., Ltd. (“Hongye”), pursuant to which Hongye will acquire 6,175,093 shares (the “Hongye Shares”) of the Company’s common stock for $1.50 per share, for an aggregate purchase price of $9,262,639, and entered into a Share Purchase Agreement (the “Zhongmo Agreement”) with Shanghai Zhongmo Investment Management Co., Ltd. (“Zhongmo”), pursuant to which Zhongmo will acquire 4,177,335 shares (the “Zhongmo Shares,” and together with the Hongye Shares, the “Shares”) of common stock for $1.50 per share, for an aggregate purchase price of $6,266,002. In June 2012, the Company received a $1.0 million advance from Hongye towards the Share Purchase Agreement (which was repaid to Hongye in connection with the funding described below).

On September 21, 2012, the Company received gross proceeds of approximately $8.7 million from Hongye and issued 5,777,700 of the Hongye Shares to Hongye. On October 10, 2012, the Company received gross proceeds of approximately $6.3 million from Zhongmo and issued the Zhongmo Shares to Zhongmo. Also, on October 16, 2012, the Company received gross proceeds of approximately $596,000 from Hongye and issued the remaining 397,393 of the Hongye Shares to Hongye.

The Hongye Agreement and the Zhongmo Agreement include several post-closing covenants and agreements:

•	Neither Hongye nor Zhongmo shall sell, assign or transfer any Shares until the twelve month anniversary of the closing date.

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

In addition, under the Hongye Agreement, the Company has agreed to certain additional post-closing covenants and agreements:

•

After the closing date, the Company will increase the size of the Board by two (2) and the Board agrees to appoint two (2) individuals identified by Hongye for service as directors on the Board (one of which will be appointed Vice Chairman of the Board) and to annually nominate such individuals for continued service on the Board; provided, however, that if Hongye owns less than 9%, but more than 5%, of the total issued and outstanding shares of Common Stock at any point after the closing date, the Board agrees to appoint one (1) individual identified by Hongye for service as director on the Board and to annually nominate such individual for continued service on the Board, while if Hongye owns less than 5% of the total issued and outstanding shares of Common Stock at any point after the closing date, the Board shall have no further obligation to appoint or nominate any individual identified by Hongye for service as a director. Any person appointed or elected to the Board must meet minimum criteria for service on the Board under applicable Company guidelines, U.S. securities laws and the rules and regulations of the NASDAQ, as determined in the reasonable discretion of the Board, and shall follow all applicable policies and procedures of the Company. In September 2012, Mr. Gao Feng was appointed to the Board as a designee of Hongye and, in October 2012, Mr. Yang Guang was appointed to the Board as a designee of Hongye.

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

For the purpose of the above, a “Target Project” shall mean either (i) the execution of a joint venture agreement, and other ancillary and necessary documents, related to the formation of a project joint venture, or (ii) securing for the Company a coal resource project that is already in operation, a new coal chemical project or any other project that is approved by the Company’s board of directors (the “Board”), each with a total investment of at least RMB1.5 billion (approximately $240 million based on the exchange rate as of September 30, 2012).

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

Other

Closing of the transaction with China Energy and ZJX is subject to approval by our stockholders and other customary closing conditions. Although the Agreement was not extended at March 31, 2012, the Company agreed with ZJX to keep the Agreement in effect as long as the parties are making good progress toward meeting the objective of completing the Agreement. Although the Company believes that ZJX remains active in securing the funding for China Energy with various investor groups, the Company cannot predict the likelihood of ZJX’s success with this effort or the amount of time it could take to close the transaction.

Note 9 – Segment Information

The Company’s reportable operating segments have been determined in accordance with the Company’s internal management reporting structure. The segment reporting has been revised during fiscal 2013 to include SES China, Technology Licensing and Related Services, and Corporate. The SES China reporting segment includes all of the assets and operations and related administrative costs for China including the investment in the Yima Joint Ventures. The Technology Licensing and Related Services reporting segment includes all of the Company’s current operating activities outside of China. The Corporate reporting segment includes the executive and administrative expenses of the corporate office in Houston. The Company evaluates performance based upon several factors, of which a primary financial measure is segment operating income or loss. Reclassifications have been made in the prior period financial statements to conform to the current period presentation.

The following table presents the revenue, operating loss and total assets by segment (in thousands):

	Three Months Ended
	September 30,
	2012	2011
Revenue:
SES China	$5	$2,188
Technology licensing and related services	66	307

Total revenue	$71	$2,495

Operating loss:
SES China	$(2,435)	$(2,465)
Technology licensing and related services	(485)	(433)
Corporate & other	(961)	(1,543)

Total operating loss	$(3,881)	$(4,441)

	September 30, 2012	June 30, 2012
Assets:
SES China	$71,006	$72,352
Technology licensing and related services	1,043	1,089
Corporate & other	24,608	19,406

Total assets	$96,657	$92,847

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this quarterly report. Some of the information contained in this discussion and analysis or set forth elsewhere in this quarterly report, including information with respect to our plans and strategy for our business and related financing, include forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended June 30, 2012 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Business Overview

We are a global energy and gasification technology company that provides products and solutions to the energy and chemical industries. Our strategy is to create value by providing technology and equipment in regions where low rank coals and biomass feedstocks can be profitably converted into high value products through our proprietary fluidized bed gasification technology, which technology is based on the U-GAS ® process developed by the Gas Technology Institute, but is augmented and differentiated by our own intellectual property gained by owning and operating one commercial plant and partnering in a second that is currently in commissioning. We do this through providing a proprietary technology package whereby we license technology rights to third parties, deliver an engineered technology package and provide proprietary equipment components to customers who have contracted to own and operate projects. In addition, we may (i) integrate our technology package with downstream technologies to provide a fully integrated offering where we may invest in projects either directly or through an investment partner, (ii) partner with engineering, equipment and technology companies to provide our technology package into an integrated modular product offering, (iii) provide technology to enable coal resources to be integrated together with our technology where the coal resources may be of little value without our conversion technology, or (iv) acquire or partner with owners of these coal resources to create more value and opportunity for us through the integration of our technology with the coal resources.

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

Our principal operating activities are currently in China. However, we are developing opportunities in other countries including India, the U.S. and Australia, as well as other parts of Asia, southern Africa and Europe. Our ZZ Joint Venture project is our first commercial scale coal gasification plant and is located in Shandong Province, China. It started up in February 2008 and was in commercial operation from December 2008 until late September 2011 when it was shut down as described below under “Business –Current Operations and Projects – Zao Zhuang Joint Venture.” Our Yima project in Henan Province, China is currently in its final stages of construction and plant commissioning.

The key elements of our business strategy include:

•	Develop China business platform. We have recently developed a new, China-centric business platform, or SES China, which is intended to be a stand-alone, self-funding business platform that will encompass all of our current and future business activities and initiatives in China, including our Yima Joint Venture. We have also engaged Crystal Vision Energy Limited to provide management support functions to SES China. We believe that the creation of SES China will better enable us to raise capital in China, work effectively with our existing partners to advance our current projects, make strategic investments in assets together with strategic partners, as well as efficiently develop large business verticals, such as the ammonia retro-fit business opportunity with Beijing Zhonghuan Engineering & Project Management Co., Ltd. Other business verticals that we can address through SES China include clean coal-to-chemicals projects, clean renewable fuels and power businesses, DRI for the steel industry, and for longer term value creation, larger scale SNG projects utilizing our low rank coal resources and biomass.

•	Executing on existing projects. We are continuing to implement operational measures to improve the financial performance of our ZZ Joint Venture plant in the near term, while also continuing to evaluate alternatives to better position the project to be commercially and financially successful in the future including the possible expansion of the plant to produce other products for other customers. We also intend to continue to leverage our technological success to date at the ZZ Joint Venture in our ongoing business development efforts. Additionally, the Yima Joint Ventures are nearing completion of the plant’s construction which will provide demonstration of our technology on a much larger scale.

•	Leveraging our proprietary technology through licensing, equipment sales and related services to increase revenues and position us for future growth. We provide a proprietary technology package whereby we license our technology rights to third parties, deliver an engineered technology package and provide proprietary equipment components to customers who have contracted to own and operate projects. We intend to focus on developing opportunities for our proprietary technology package whereby we may (i) integrate our gasification process technology package with downstream technologies to provide a fully integrated offering where we may invest in projects either directly or through an investment partner or (ii) may partner with engineering, equipment and technology companies to provide our gasification process technology package into an integrated modular product offering, which may include coal or biomass feedstocks for units producing power and fuels such as ammonia, SNG, methanol to gasoline, or MTG, diesel and ethanol as well as methanol for gasoline blending. We anticipate that we can increase revenues through collecting technology licensing fees and royalties, engineering and technical service fees, as well as equipment product sales sold to customers who have contracted to own and operate projects and desire to incorporate our proprietary technology. We also believe that our licensing activities will provide additional insight into project development activities, which may allow us to make selective equity investments in such projects in the future, develop integrated, modular product offerings, or take options in projects for which we provide a license.

•

Expanding our relationships with strong strategic partners. Our efforts have been initially focused on facilities producing syngas, methanol and DME in China. We are expanding our relationships with our current partners and developing new relationships, including through our potential transaction with ZJX and China Energy, through our engagement of Crystal Vision Energy and through strategic joint venture initiatives in specific markets that will enable us to expand our business. Such strategic relationships may include an investment in projects either directly by us or through an investment partner where our gasification technology plants may supply syngas to strategic customers via long-term off take agreements. For example, through our joint venture SES Resource Solutions, we are working with Midas Resource Partners AG, a coal resource consulting and project development firm, to collaborate on project origination and project development activities for integrated coal resource-gasification projects to incentivize third party investors to commit to providing financing for such projects. We are exploring new markets for entry such as India, Australia, and other parts of Asia and Europe.

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

Results of Operations

We are in our development stage and therefore have had limited operations. We have sustained net losses of approximately $141.7 million from November 4, 2003, the date of our inception, to September 30, 2012.

Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

Revenue. Total revenue decreased to $71,000 for the three months ended September 30, 2012 compared to $2.5 million for the three months ended September 30, 2011.

There was no product sales revenues for the three months ended September 2012 due primarily to no capacity fee revenue being received during the three months ended September 30, 2012 and the suspension of syngas production at the ZZ Joint Venture plant in late September 2011. Product sales were $2.1 million for the three months ended September 30, 2011 and were derived from the sale of syngas and byproducts produced at the ZZ Joint Venture plant to Xuecheng Energy before the suspension of syngas production at the ZZ Joint Venture.

In May 2011, Shangdong Xuecheng Energy Group Xuecheng Energy Company Ltd., or Xuecheng Energy (previously Hai Hua), notified the ZZ Joint Venture plant that it will not continue payment of capacity fees beyond April 2011. The unpaid amount totaled approximately $5.7 million cumulatively as of September 30, 2012. The plant continued to operate and provide syngas to Xuecheng Energy until operations were suspended in late September 2011, and Xuecheng Energy has paid other contractual obligations such as the energy fees and by-product sales due under the contract. We are continuing to work with Xuecheng Energy on alternatives to resolve this issue and recover these fees including restructuring the current business arrangement to create an integrated syngas to methanol operation. We did not recognize these capacity fee revenues during fiscal 2012 and the three months ended September 30, 2012 and we will not recognize any capacity fees until collection is reasonably assured.

Technology licensing and related services revenues were $71,000 for the three months ended September 30, 2012 compared to $0.3 million for the three months ended September 30, 2012, and resulted primarily from coal testing services for customers who are actively developing projects and may license and build plants using our technology.

Costs of sales and plant operating expenses. Costs of sales and plant operating expenses decreased by $3.2 million to $0.1 million for the three months ended September 30, 2012 compared to $3.2 million for the three months ended September 30, 2011. The decrease was due primarily to the suspension of syngas production at the ZZ Joint Venture plant in late September 2011.

General and administrative expenses. General and administrative expenses increased by $0.1 million to $3.1 million during the three months ended September 30, 2012 compared to $3.0 million during the three months ended September 30, 2011. The increase was due primarily to non-recurring fees of approximately $0.2 million associated with collecting an advance of approximately $0.8 million from Xuecheng Energy. Recurring general and administrative expenses consist primarily of compensation, professional and consulting fees, travel, and other costs of our corporate, development and administrative functions in Houston and Shanghai, and project and technical development expenses.

Stock-based compensation expense. Stock-based compensation expense increased by $97,000 to $164,000 for the three months ended September 30, 2012 compared to $67,000 for the three months ended September 30, 2011 and related to the expensing of the estimated fair values of awarded stock options and restricted stock. The lower stock based compensation expense for the three months ended September 30, 2011 was due to forfeitures of certain stock option awards in September 2011.

Depreciation and amortization. Depreciation and amortization expense was $0.6 million for both of the three months ended September 30, 2012 and 2011 and was primarily related to depreciation of our ZZ Joint Venture plant’s assets.

Equity in losses of joint ventures. The equity in losses of joint ventures increased by $0.1 million to $0.5 million for the three months ended September 30, 2012 compared to $0.4 million for the three months ended September 30, 2011 and relates to our 25% share of the start-up losses incurred by the Yima Joint Ventures and our 50% share of the start-up losses incurred by SES Resource Solutions, Ltd., or SRS. The losses of the Yima Joint Ventures related to non-capitalizable costs incurred during the design, construction and start-up phases. The losses of SRS related to development costs including the value of Midas’ contributed services, consulting and travel expenses.

Foreign currency gain. There was a foreign currency loss of $38,000 for the three months ended September 30, 2012 compared to $0.4 million foreign currency gain for the three months ended September 30, 2011. These amounts result from the depreciation or appreciation of the Renminbi Yuan relative to the U.S. dollar and are generated on U.S. dollar denominated shareholder loans payable by our Chinese operations.

Interest expense. Interest expense was $96,000 for the three months ended September 30, 2012 compared to $184,000 for the three months ended September 30, 2011. Our interest expense relates primarily to the ZZ Joint Venture’s outstanding principal balance on its loan with ICBC.

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

As of September 30, 2012, we had $22.7 million in cash and cash equivalents and $13.1 million of working capital available to us. During the three months ended September 30, 2012, we used $2.6 million in operating activities compared to $3.1 million for the three months ended September 30, 2011. During the three months ended September 30, 2012, we used $0.1 million in investing activities compared to $0.2 million for the three months ended September 30, 2011 due primarily to fund the start-up and development of SRS. For both the three months ended September 30, 2012 and 2011, we used $1.2 million in financing activities for the scheduled semi-annual principal payments on the ZZ Joint Venture’s loan with ICBC. On September 21, 2012, we received gross proceeds of approximately $8.7 million from Hongye International Investment Group Co., Ltd., or Hongye, and issued 5,777,700 of the Hongye Shares to Hongye. On October 10, 2012, we received gross proceeds of approximately $6.3 million from Shanghai Zhongmo Investment Management Co., Ltd., or Zhongmo, and issued the Zhongmo Shares to Zhongmo. Also, on October 16, 2012, we received gross proceeds of approximately $596,000 from Hongye and issued the remaining 397,393 of the Hongye Shares to Hongye. The net proceeds received by us from Hongye and Zhongmo are to be fully applied to our operations and projects in China and are to be deposited into a bank account in China or Hong Kong controlled by the SES China, our China-centric business platform.

Share Purchase Agreements

Share Purchase Agreements with Hongye and Zhongmo

On June 18, 2012, we entered into a Share Purchase Agreement with Hongye pursuant to which Hongye will acquire 6,175,093 shares of our common stock for $1.50 per share, for an aggregate purchase price of approximately $9.3 million, and entered into a Share Purchase Agreement with Zhongmo pursuant to which Zhongmo will acquire 4,177,335 shares of the Common Stock for $1.50 per share, for an aggregate purchase price of approximately $6.3 million. The net proceeds received by us are to be fully applied to our operations and projects in China and are to be deposited into a bank account in China or Hong Kong controlled by our China-centric business platform, SES China. The terms and conditions of the Agreement are summarized in Note 12 to the consolidated financial statements included herein.

On September 21, 2012, we received gross proceeds of approximately $8.7 million from Hongye and issued 5,777,700 of the Hongye Shares to Hongye. On October 10, 2012, we received gross proceeds of approximately $6.3 million from Zhongmo and issued the Zhongmo Shares to Zhongmo. Also, on October 16, 2012, we received gross proceeds of approximately $596,000 from Hongye and issued the remaining 397,393 of the Hongye Shares to Hongye.

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

Closing of the transaction with China Energy and ZJX is subject to approval by our stockholders and other customary closing conditions. Although the Agreement was not extended at March 31, 2012, we agreed with ZJX to keep the Agreement in effect as long as the parties are making good progress toward meeting the objective of completing the Agreement. Although we believe that ZJX remains active in securing the funding for China Energy with various investor groups, we cannot predict the likelihood of ZJX’s success with this effort or the amount of time it could take to close the transaction.

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

Zao Zhuang Joint Venture

Joint Venture Agreement

On July 6, 2006, we entered into a cooperative joint venture contract with Shandong Hai Hua Coal & Chemical Company Ltd., or Hai Hua, which established Synthesis Energy Systems (Zao Zhuang) New Gas Company Ltd., or the ZZ Joint Venture, a joint venture company that has the primary purposes of (i) developing, constructing and operating a syngas production plant utilizing the U-GAS ® technology in Zao Zhuang City, Shandong Province, China and (ii) producing and selling syngas and the various byproducts of the plant, including ash and elemental sulphur. In August 2012, Hai Hua’s name was changed to Shandong Weijiao Group Xuecheng Energy Company Ltd., or Xuecheng Energy, after a change in control transaction. We own 96.9% of the ZZ Joint Venture and Xuecheng Energy owns the remaining 3.1%. We consolidate the results of the ZZ Joint Venture in our consolidated financial statements.

Syngas Purchase and Sale Agreement

The ZZ Joint Venture is also party to a purchase and sale agreement with Xuecheng Energy for syngas produced by the plant, whereby Xuecheng Energy will pay the ZZ Joint Venture an energy fee and capacity fee, as described below, based on the syngas production. The syngas to be purchased by Xuecheng Energy is subject to certain quality component requirements set forth in the contract. In late December 2008, the plant declared commercial operations status for purposes of the purchase and sale agreement. The energy fee is a per normal cubic meters, or Ncum, of syngas calculation based on a formula which factors in the monthly averages of the prices of design base coal, coke, coke oven gas, power, steam and water, all of which are components used in the production of syngas. The capacity fee is paid based on the capacity of the plant to produce syngas, factoring in the number of hours (i) of production and (ii) of capability of production as compared to the guaranteed capacity of the plant, which for purposes of the contract is 22,000 Ncum per hour of net syngas. Xuecheng Energy is obligated to pay the capacity fee regardless of whether they use the gasification capacity, subject only to availability of the plant, quality of the syngas and exceptions for certain events of force majeure. Due to worldwide reductions in methanol prices, as well as reliability issues with respect to Xuecheng Energy’s plant, Xuecheng Energy has operated at a reduced rate of syngas consumption. Xuecheng Energy used approximately 35% to 45% of the syngas guarantee capacity from 2009 until September 2011 when the plant was shut down.

In April 2009, the ZZ Joint Venture entered into a Supplementary Agreement with Xuecheng Energy, amending the terms of the purchase and sale agreement. The Supplementary Agreement was entered into to provide more clarity regarding the required syngas quality and volume to be delivered, recovery of the energy fee during turndown periods and operations coordination during unscheduled outages. Under the Supplementary Agreement, the syngas quality specification was amended to provide more clarity as to the minor constituents allowable in the syngas. For purposes of the Supplemental Agreement, syngas that meets these specifications is deemed “compliant gas” and syngas that does not meet these specifications is deemed “non-compliant gas.” The Supplementary Agreement also added a requirement for Xuecheng Energy to pay the ZZ Joint Venture the capacity fee and 70% of the energy fee for all non-compliant gas which is taken by Xuecheng Energy. However, if more than 50% of the syngas taken by Xuecheng Energy during any operating day is non-compliant gas, all of the syngas for that day is deemed to be non-compliant gas for purposes of calculating the energy fee. In addition, the Supplementary Agreement accommodates periods of turndown operation by Xuecheng Energy by establishing a minimum threshold gas off take volume of 7,500 Ncum per hour of net syngas for the purpose of calculating the energy fee during such periods. The Supplementary Agreement also provides that, to the extent Xuecheng Energy has an unscheduled shutdown, and the plant continues to operate on standby during such period, Xuecheng Energy is still required to pay the energy fee to the ZZ Joint Venture. In the event that the plant has an unscheduled shutdown and does not provide at least three hours prior notice to Xuecheng Energy, the ZZ Joint Venture may be required to provide certain compensation to Xuecheng Energy.

Since May 2011, Xuecheng Energy has not paid the capacity fees owed to the ZZ Joint Venture. The unpaid amount totaled approximately $5.7 million as of September 30, 2012. The plant continued to operate and provide syngas to Xuecheng Energy through September 2011 with the expectation that Xuecheng Energy would pay the capacity fee. Xuecheng Energy has paid other contractual obligations such as the energy fees and by-product sales due under the contract. We are continuing to work with Xuecheng Energy on alternatives to resolve this issue. We did not recognize these capacity fee revenues and will not recognize any capacity fees until collection is reasonably assured. In late September 2011, both the Xuecheng Energy methanol plant and the ZZ Joint Venture plant were shut down for scheduled maintenance and the ZZ Joint Venture plant has been kept idle while the ZZ Joint Venture develops its revised commercial arrangement with Xuecheng Energy.

To date, Xuecheng Energy has been unable to off take the volume of syngas originally expected for the original plant design and as a result the plant has incurred operating losses. Because of these circumstances, the ZZ Joint Venture is working on various arrangements to increase the syngas off take volume. Such arrangements involve a combination of technical improvements to Xuecheng Energy’s methanol unit, as well as restructuring the current business arrangement to create an integrated syngas to methanol operation. In December 2011, we entered into a framework agreement with Xuecheng Energy pursuant to which we and Xuecheng Energy are working collaboratively to complete a definitive agreement that will provide the basis for a fully integrated syngas to methanol operation and to resolve the commercial issues.

As currently planned, the methanol integration project will require approximately $7 million of additional capital. If the definitive agreement is signed and the additional capital is received, the commercial work and physical integration work will begin. This work is expected to take about six months to complete and we will continue to keep the plant idle until this work is completed. In March 2012, Xuecheng Energy advanced approximately $1.0 million to the ZZ Joint Venture. In September 2012, Xuecheng Energy advanced an additional $0.8 million to the ZZ Joint Venture.

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

The final stages of construction and commissioning for the Yima Joint Venture plant are progressing well. Most sections of the plant are either complete or more than 90% complete. The methanol section of the plant is currently about 70% complete. The engineering on the methanol section was delayed for several months in 2010 while the Yima Joint Ventures considered building glycol production in lieu of methanol. The methanol unit is the top priority of the Yima Joint Venture and the Yima Joint Venture is targeting first methanol production to occur in December. Any delays in the final work on construction and commissioning could mean that initial production is delayed. Once methanol production has begun, the plant is expected to progress toward normal operating capacity over the subsequent three to six months.

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

Terms of the SRS joint venture agreement include:

•	SRS has the exclusive right to promote our gasification technology for the purpose of securing low-cost coal resources in projects worldwide that have been approved by the board of directors of SRS;

•	Midas provides expertise to originate and execute the above projects;

•	we provide SRS with technology licenses and engineering development support for use in developing the joint integrated coal resource projects;

•	SRS being managed by a four person board of directors, two of which are appointed by us and two of which are appointed by Midas;

•	our agreement to provide up to $2.0 million in funding to SRS, although it has the ability to discontinue funding at any point in time; and

•	revenue and profits are equally divided between the joint venture partners.

SRS is also actively engaged in commercial discussions related to securing investment partners for the next tranche of funding necessary for project development. This funding is planned to be used to independently advance the coal resource and integrated project development without further start-up cost to us. SRS is now contemplating the proper timing for raising the funds. As of September 30, 2012, we had funded approximately $1.4 million to SRS. The remaining $600,000 which we have agreed to fund may be reduced, suspended or held back until the financial markets improve such that the additional funds needed for the continued development of SRS may be secured.

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

We are required to make an annual payment to GTI for each year of the term, with such annual payment due by the last day of January of the following year; provided, however, that we are entitled to deduct all royalties paid to GTI in a given year under the New Agreement from this amount, and if such royalties exceed the annual payment amount in a given year, we are not required to make the annual payment. We must also provide GTI with a copy of each contract that we enter into relating to a U-GAS ® system and report to GTI with our progress on development of the technology every six months.

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

Outlook

Our strategy is to create value by providing technology and equipment in regions where low rank coals and biomass feedstocks can be profitably converted into high value products through our proprietary fluidized bed gasification technology, which is technology is based on the U-GAS ® process developed by GTI, but is augmented and differentiated by our own intellectual property gained by owning and operating one commercial plant and partnering in a second that is currently in commissioning. We do this by providing a proprietary technology package whereby we license our technology rights to third parties, deliver an engineered technology package and provide proprietary equipment components to customers who have contracted to own and operate projects. We anticipate that we can generate revenues through engineering and technical service fees, as well as licensing fees and royalties on products sold by our licensees that incorporate our proprietary technology without incurring the significant capital costs required to develop a plant. We also believe that our licensing activities will help advance our project development activities, which may allow us to make selective equity investments in such projects in the future and afford opportunities to develop integrated, modular product offerings. Additionally, we are continuing to improve our technology in ways we believe will enhance our ability to further develop our licensing activities.

We currently plan to use our available cash for (i) general and administrative expenses, including relating to the SES China business platform; (ii) debt service related to the ZZ Joint Venture; (iii) working capital; (iv) project, third party licensing and technical development expenses; (v) operating expenses of SRS; and (vi) general corporate purposes. The actual allocation and timing of these expenditures will be dependent on various factors, including changes in our strategic relationships, commodity prices and industry conditions, and other factors that we cannot currently predict. In particular, any future decrease in economic activity in China or in other regions of the world in which we may in the future do business could significantly and adversely affect our results of operations and financial condition. Although demand for methanol is increasing is some regions, markets for commodities such as methanol have been under significant pressure and we are unsure of how much longer methanol prices may remain depressed. Accordingly, our ability to finance and develop our existing projects, commence any new projects and sell products from our current operations could be adversely impacted.

We are pursuing possible technology licensing opportunities with third parties allowing us to build on our experience at the ZZ Joint Venture and our overall technological and engineering capabilities. We are placing increased focus on development of licensing opportunities for our proprietary gasification technology on a global basis with a focus on India, China, Eastern Europe, the U.S., Australia and Vietnam, as well as other parts of Asia and southern Africa, due to their large low rank coal resources. Our prospects are growing globally in numbers and quality. In particular, in India, we believe the market for coal gasification plants is now developing due to large infrastructure growth demands and an increasing need for a variety of basic chemical and energy products. Notably, we are in advanced discussions with a large Indian industrial company and we are hopeful that we will soon close on our first licensing transaction. We have also been evaluated in two separate and thorough technology comparisons for prospective Indian customers where our technology was evaluated for their projects which would operate on high ash Indian coal. Having access to resources in these regions may lead to new commercial opportunities and greater cost and operating efficiencies in existing or planned projects.

We may (i) integrate our technology package with downstream technologies to provide a fully integrated offering where we may invest in projects either directly or through an investment partner, (ii) partner with engineering, equipment and technology companies to provide our technology package into an integrated modular product offering, (iii) provide technology to enable coal resources to be integrated together with our technology where the coal resources may be of little commercial value without our conversion technology, or (iv) acquire or partner with owners of these coal resources to create more value and opportunity for us through the integration of our technology with the coal resource. We understand the need to partner in certain markets, and plan to do so with companies that we believe can help us accelerate our business. Our partnering approach in some cases is country specific and in some cases is industry or segment specific. Additionally, where strategic relationships and capital and/or financing is available, we may acquire an interest in such resources, including existing facilities or coal mines, where we could create value with our gasification technology by securing direct access to feedstock. We are also actively pursuing business verticals in the segments of transportation fuels, steel and fertilizers where our technology is specifically well suited and developing new downstream coal-to-chemicals and coal-to-energy projects which may expand our initial focus to include facilities producing SNG, MTG, glycol, and power and reducing gas for the steel industry

Our China-centric business platform (“SES China”) is intended to be a stand-alone, self-funding business platform that will encompass all current and future SES business activities and initiatives in China, including our Yima Joint Venture. We have also engaged Crystal Vision Energy Limited to provide management support functions to SES China. Colin S. Tam, Executive Chairman of Crystal Vision, has assumed leadership of SES China as Managing Director. We believe the formation of SES China will enable us to attract financially strong and highly skilled Chinese partners which desire to invest into the growth of China’s clean energy space and who recognize the opportunity afforded by our technology capability and business model, such as our ammonia retro-fit business opportunity with Beijing Zhonghuan Engineering & Project Management Co., Ltd. (“ZEP”). Together with ZEP, we see an immediate business opportunity to replace the approximately 3,500 inefficient gasifiers that require expensive coal with our clean, lower cost gasifiers, which use low cost coal. Our gasifier will typically replace five of these old generation gasifiers which yields a total available market of about 700 gasifiers in China. Other business verticals that we can address through SES China include clean coal-to-chemicals projects, clean renewable fuels and power businesses, direct reduced iron for the steel industry, and for longer term value creation, larger scale SNG projects utilizing our low rank coal resources and biomass.

We are also actively pursuing new project partners to invest in our ongoing development efforts and may possibly be expanding both the size and scope of our ZZ Joint Venture plant. Our Yima Joint Venture plant is now in the commissioning and early start-up stage with expected methanol production and first sales by the end of this year. In addition to generating important financial results for us, the Yima Joint Venture plant is being closely watched by our potential customers and partners in China and globally, and we expect the Yima project to be a major catalyst for securing much of the new business we have been developing over the past two years. The final stages of construction and commissioning for the Yima Joint Venture plant are progressing well. Most sections of the plant are either complete or more than 90% complete. The methanol section of the plant is currently about 70% complete. The engineering on the methanol section was delayed for several months in 2010 while the Yima Joint Ventures considered building glycol production in lieu of methanol. The methanol unit is the top priority of the Yima Joint Venture and the Yima Joint Venture is targeting first methanol production to occur in December. Any delays in the final work on construction and commissioning could mean that initial production is delayed. Once methanol production has begun, the plant is expected to progress toward normal operating capacity over the subsequent three to six months.

We believe that the ZZ Joint Venture plant has achieved significant success demonstrating U-GAS ® technology as well as our technical and operating capabilities. We are of the view that by improving financial performance and reducing operating costs at the ZZ Joint Venture plant our overall financial performance can be improved. To date, Xuecheng Energy has been unable to off take the volume of syngas originally expected for the original plant design and as a result the plant has incurred operating losses. We do not foresee this situation changing significantly in the near term. Because of this, the ZZ Joint Venture is working on various arrangements to increase the syngas off take volume. Such arrangements involve a combination of technical improvement to Xuecheng Energy’s methanol unit, as well as restructuring the current business arrangement to create an integrated syngas to methanol operation. In December 2011, we entered into a framework agreement with Xuecheng Energy pursuant to which we and Xuecheng Energy are working collaboratively to complete a definitive agreement that will provide the basis for a fully integrated syngas to methanol operation and to resolve the commercial issues. As currently planned, the methanol integration project will require approximately $7 million of additional capital. If the definitive agreement is signed and the additional capital is received, the commercial work and physical integration work will begin. This work is expected to take about six months to complete and we will continue to keep the plant idle until this commercial work is completed.

We are also evaluating alternative products and partnership structures for a possible expansion of the ZZ Joint Venture plant. The scope of the expansion is still under evaluation. We are in discussions with several potential partners on this expansion. Despite our work with Xuecheng Energy on improving financial performance and reducing costs, Xuecheng Energy has not made the capacity fee payments to the ZZ Joint Venture since April 2011 as described under “—Results of Operation.” The unpaid amount totals approximately $5.7 million as of September 30, 2012. Although we are continuing to work with Xuecheng Energy on alternatives to resolve the issue, there can be no assurances that we will collect these amounts. In late September 2011, both the Xuecheng Energy methanol plant and the ZZ Joint Venture plant were shut down for scheduled maintenance and, as noted above, the ZZ Joint Venture plant has been kept idle while we develop a revised commercial arrangement with Xuecheng Energy. In March 2012, Xuecheng Energy advanced approximately $1.0 million towards future costs of the revised commercial arrangement. In September 2012, Xuecheng Energy advanced an additional $0.8 million to the ZZ Joint Venture.

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

In addition, we have been continuing to work with Midas in identifying other sources of low quality coals around the world, primarily in Asia, to develop additional projects for SRS utilizing our technology. Our primary focus for SRS is to acquire ownership positions in low quality coal resources that can then be used as fuel feedstock for high value products such as SNG, in projects using our technology, and to facilitate the development of these projects with industry partners in regions where gas prices are based on expensive LNG. For example, as noted above, SRS entered into an agreement with Ncondezi Coal Company Limited for a three month study to determine the feasibility of mining and exporting to the Asia Pacific region up to 15 million tons per year of low volatile coal, in addition to Ncondezi’s export thermal grade coal resources, from Mozambique. In all of these types of projects, we believe that we have the opportunity to create more value from the U-GAS ® technology than licensing alone could bring us. SRS is also actively engaged in commercial discussions related to securing investment partners for the next tranche of funding necessary for project development. This funding is planned to be used to independently advance the coal resource and integrated project development without further start-up cost to us. SRS is now contemplating the proper timing for raising the funds. As of September 30, 2012, we had funded approximately $1.4 million to SRS. The remaining $600,000 which we have agreed to fund may be reduced, suspended or held back until the financial markets improve such that the additional funds needed for the continued development of SRS may be secured.

Although the agreement with ZJX and China Energy was not extended at March 31, 2012, we agreed with ZJX to keep the agreement in effect as long as the parties are making good progress toward meeting the objective of completing the agreement in a reasonable amount of time. ZJX remains active in structuring the funding of China Energy with various investor groups; however, we are unable to assess the likelihood of ZJX’s success with this effort or the amount of time it could take to complete the Agreement.

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

ZZ Joint Venture Plant Impairment Analysis

Due to the economic trends that have significantly affected commodity prices including methanol, Xuecheng Energy’s refusal to pay capacity fees owed to the ZZ Joint Venture and the ZZ Joint Venture plant’s operating losses to-date, we believed an impairment assessment of the ZZ Joint Venture plant was warranted as of June 30, 2012. We performed an analysis of the ZZ Joint Venture plant and determined that these assets were not impaired based upon management’s estimated cash flow projections for the plant. Such estimated cash flow projections included a case based on the completion of the ongoing negotiations between us and Xuecheng Energy to restructure the current business arrangement to create an integrated syngas to methanol operation. This restructuring would include a combination of technical improvements being made to Xuecheng Energy’s methanol unit allowing for increased syngas off-take and other repairs and improvements being made to the plant enabling more efficient joint production of methanol. An alternative case was based on developing an additional downstream facility to produce glycol. This case assumes the additional capital investment is made by a strategic partner and that we retain a minority interest in the combined project. If we are not successful in restructuring the joint venture or otherwise improving the ZZ Joint Venture’s profitability, or if management’s estimated cash flow projections for these assets decrease, the ZZ Joint Venture plant could become impaired which could have a material effect on the consolidated financial statements. As no significant changes occurred during the first quarter, an updated impairment assessment was not necessary as of September 30, 2012.

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

We have determined that the ZZ Joint Venture is a VIE and that we are the primary beneficiary. In addition, we considered whether the terms of the syngas purchase and sale agreement with Xuecheng Energy contained a lease. The factors considered included (i) our ability to operate and control the plant during the initial 20 years; and (ii) whether it was more than remote that one or more parties other than Xuecheng Energy would purchase more than a minor amount (considered to be 10%) of the plant’s output during the term of the syngas purchase and sale agreement. Because we determined that the syngas purchase and sale agreement did not contain a lease, we account for the revenues from this agreement in accordance with our revenue recognition policy for product sales.

We have determined that the Yima Joint Ventures are VIEs and that Yima is the primary beneficiary since Yima has a 75% ownership interest in the Yima Joint Ventures.

We have determined that SRS is a VIE and that we are not the primary beneficiary since we and Midas each have a 50% ownership interest in SRS and the control, risks and benefits of SRS are shared equally.

Recently Issued Accounting Standards

In June 2011, the FASB issued new guidance on the presentation of comprehensive income. The new guidance allows an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders equity. This new guidance is effective for fiscal years beginning after December 15, 2011, however the provision of the new guidance which requires reclassifications out of comprehensive income be shown separately in the financial statements was deferred to allow the FASB to reconsider alternatives. The Company adopted these requirements as of July 1, 2012.

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

Interest rate risk

We are exposed to interest rate risk through our loan with ICBC. Interest under this loan is adjusted annually based upon the standard rate announced each year by the People’s Bank of China. As of September 30, 2012, the applicable interest rate was 7.05%. We could also be exposed to the risk of rising interest rates through our future borrowing activities. This is an inherent risk as borrowings mature and are renewed at then current market rates. The extent of this risk as to our ICBC loan, or any future borrowings, is not quantifiable or predictable because of the variability of future interest rates.

Customer credit risk

When our projects other than the ZZ Joint Venture plant progress to commercial production, we will be exposed to the risk of financial non-performance by customers. To manage customer credit risk, we intend to monitor credit ratings of customers and seek to minimize exposure to any one customer where other customers are readily available. As of September 30, 2012, Xuecheng Energy, a related party, is our only customer for syngas sales and as such, we are exposed to significant customer credit risk due to this concentration. In addition, as described under “–Results of Operation,” Hai Hua has not made the capacity fee payments to the ZZ Joint Venture since April 2011. The unpaid amount totals approximately $5.7 million as of September 30, 2012. Although we are continuing to work with Xuecheng Energy on alternatives to resolve the issue, there can be no assurances that we will collect these amounts. Our revenue and results of operations would be adversely affected if Xuecheng Energy continues to not pay the capacity fee or if we are otherwise unable to retain Xuecheng Energy as a customer and secure new customers and we may need to shut down the ZZ Joint Venture plant for a period of time until we are able to either find an alternative purchaser of our production or a different use for the plant.

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

Our management, with the participation of the Chief Executive Officer and the Chief Accounting Officer, assessed the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2012. Based upon that evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2012.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On June 18, 2012, we entered into a Share Purchase Agreement, or the Hongye Agreement with Hongye International Investment Group Co., Ltd., or Hongye, pursuant to which Hongye would acquire 6,175,093 shares, or the Hongye Shares, of our common stock for $1.50 per share, for an aggregate purchase price of $9,262,639, and entered into a Share Purchase Agreement, or the Zhongmo Agreement, and together with the Hongye Agreement, the Agreements, with Shanghai Zhongmo Investment Management Co., Ltd., or Zhongmo, pursuant to which Zhongmo would acquire 4,177,335 shares, or the Zhongmo Shares, and together with the Hongye Shares, the Shares of our common stock for $1.50 per share, for an aggregate purchase price of $6,266,002. On September 21, 2012, we received gross proceeds of approximately $8.7 million from Hongye and issued 5,777,700 of the Hongye Shares to Hongye. On October 10, 2012, we received gross proceeds of approximately $6.3 million from Zhongmo and issued the Zhongmo Shares to Zhongmo. Also, on October 16, 2012, we received gross proceeds of approximately $596,000 from Hongye and issued the remaining 397,393 of the Hongye Shares to Hongye.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information.

None.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. All statements other than statements of historical fact are forward-looking statements. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected. Among those risks, trends and uncertainties are our early stage of development, our estimate of the sufficiency of existing capital sources, our ability to successfully develop our licensing business, our ability to raise additional capital to fund cash requirements for future investments and operations, our ability to reduce operating costs, the limited history and viability of our technology, the effect of the current international financial crisis on our business, commodity prices and the availability and terms of financing opportunities, our results of operations in foreign countries and our ability to diversify, our ability to maintain production from our first plant in the ZZ joint venture, our ability to complete the expansion of the ZZ project, our ability to obtain the necessary approvals and permits for our Yima project and other future projects, the estimated timetables for achieving mechanical completion and commencing commercial operations for the Yima project, our ability to negotiate the terms of the conversion of the Yima project from methanol to glycol, our ability to close the transaction with China Energy and ZJX based on our ongoing discussions with ZJX, the sufficiency of internal controls and procedures and our ability to grow our business as a result of the Hongye and ZJX transactions as well as our joint venture with Midas Resource Partners. Although we believe that in making such forward-looking statements our expectations are based upon reasonable assumptions, such statements may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. We cannot assure you that the assumptions upon which these statements are based will prove to have been correct.

When used in this Form 10-Q, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons, including those discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2012, as well as in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Form 10-Q.

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

Item 6.	Exhibits

Number	Description of Exhibits

10.1	Employment Letter between the Company and Kevin Kelly dated effective October 10, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 16, 2012).

31.1*	Certification of Chief Executive Officer of Synthesis Energy Systems, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer of Synthesis Energy Systems, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer of Synthesis Energy Systems, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2*	Certification of Chief Financial Officer of Synthesis Energy Systems, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

*	Filed herewith.
**	In accordance with Rule 406T of Regulation S-T, the XBRL information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNTHESIS ENERGY SYSTEMS, INC.

Date: November 13, 2012	By:	/s/ Robert Rigdon
Robert Rigdon
President and Chief Executive Officer

Date: November 13, 2012	By:	/s/ Kevin Kelly
Kevin Kelly
Chief Accounting Officer,
Controller and Secretary