Form 10-Q
period 2012-12-31
SYNTHESIS ENERGY SYSTEMS INC
filed 2013-02-12
CIK 1375063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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
Yes   ☐     No   ☒

As of February 8, 2013 there were 62,577,157 shares of the registrant’s common stock, par value $.01 per share, outstanding.

Page
PART 1. Financial Information

Item 1. Financial Statements	1

Consolidated Balance Sheets as of December 31, 2012 and June 30, 2012 (unaudited)	1

Consolidated Statements of Operations for the Three Months Ended December 31, 2012 and 2011 (unaudited)	2

Consolidated Statements of Operations for the Six Months Ended December 31, 2012 and 2011 and the period from November 4, 2003 (inception) to December 31, 2012 (unaudited)	3

Consolidated Statements of Comprehensive Loss for the Three and Six Months Ended December 31, 2012 and 2011 and the period from November 4, 2003 (inception) to December 31, 2012 (unaudited)	4

Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2012 and 2011 and the period from November 4, 2003 (inception) to December 31, 2012 (unaudited)	5

Consolidated Statement of Equity for the period from November 4, 2003 (inception) to December 31, 2012 (unaudited)	6

Notes to the Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3. Quantitative and Qualitative Disclosure about Market Risk	34

Item 4. Controls and Procedures	35

PART II. Other Information

Item 1. Legal Proceedings	35

Item 1A. Risk Factors	35

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3. Defaults Upon Senior Securities	35

Item 4. Mine Safety Disclosures	36

Item 5. Other Information	36

Item 6. Exhibits	37

PART I

Item 1. Financial Statements

SYNTHESIS ENERGY SYSTEMS, INC.

(A Development Stage Enterprise)

Consolidated Balance Sheets

(In thousands)

(Unaudited)

	December 31, 2012	June 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$23,303	$18,035
Accounts receivable	102	316
Prepaid expenses and other currents assets	2,449	2,015
Inventory	23	23

Total current assets	25,877	20,389

Property, plant and equipment, net	33,115	33,942
Intangible asset, net	1,060	1,126
Investment in joint ventures	33,164	33,340
Other long-term assets	3,830	4,050

Total assets	$97,046	$92,847

LIABILITIES AND EQUITY
Current liabilities:
Accrued expenses and accounts payable	$7,780	$8,080
Current portion of long-term bank loan	2,450	2,435

Total current liabilities	10,230	10,515
Long-term bank loan	1,161	2,372

Total liabilities	11,391	12,887

Commitments and contingencies

Equity:
Common stock, $0.01 par value: 200,000 shares authorized: 62,577 and 52,022 shares issued and outstanding, respectively	626	520
Additional paid-in capital	221,590	207,345
Deficit accumulated during development stage	(140,696)	(131,808)
Accumulated other comprehensive income	4,976	4,802

Total stockholders’ equity	86,496	80,859
Noncontrolling interests in subsidiaries	(841)	(899)

Total equity	85,655	79,960

Total liabilities and equity	$97,046	$92,847

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.

(A Development Stage Enterprise)

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	December 31,
	2012	2011
Revenue:
Product sales and other — related parties	$—	$19
Technology licensing and related services	13	164

Total revenue	13	183

Costs and expenses:
Costs of sales and plant operating expenses	133	881
General and administrative expenses	3,141	3,174
Stock-based compensation expense	109	292
Depreciation and amortization	570	641

Total costs and expenses	3,953	4,988

Operating loss	(3,940)	(4,805)

Non-operating (income) expense:
Equity in losses of joint ventures	400	402
Foreign currency gains	(85)	(202)
Interest income	(15)	(26)
Interest expense	78	142

Net loss	(4,318)	(5,121)

Less: net (income) loss attributable to noncontrolling interests	(85)	74

Net loss attributable to stockholders	$(4,403)	$(5,047)

Net loss per share:
Basic and diluted	$(0.07)	$(0.10)

Weighted average common shares outstanding:
Basic and diluted	61,899	50,862

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.

(A Development Stage Enterprise)

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

			November 4, 2003
	Six Months Ended		(inception) to
	December 31,		December 31,
	2012	2011	2012
Revenue:
Product sales and other — related parties	$—	$2,121	$21,511
Technology licensing and related services	84	471	2,917
Other	—	86	607

Total revenue	84	2,678	25,035

Costs and expenses:
Costs of sales and plant operating expenses	264	4,085	32,615
General and administrative expenses	6,223	6,199	92,843
Asset impairment losses	—	—	9,075
Stock-based compensation expense	272	359	22,145
Depreciation and amortization	1,146	1,281	13,263

Total costs and expenses	7,905	11,924	169,941

Operating loss	(7,821)	(9,246)	(144,906)

Non-operating (income) expense:
Equity in losses of joint ventures	917	834	3,201
Foreign currency gains	(48)	(615)	(2,401)
Interest income	(28)	(63)	(3,165)
Interest expense	174	326	3,454

Net loss	(8,836)	(9,728)	(145,995)

Less: net (income) loss attributable to noncontrolling interests	(52)	141	5,299

Net loss attributable to stockholders	$(8,888)	$(9,587)	$(140,696)

Net loss per share:
Basic and diluted	$(0.16)	$(0.19)	$(3.59)

Weighted average common shares outstanding:
Basic and diluted	57,116	50,860	39,241

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.

(A Development Stage Enterprise)

Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

					November 4, 2003 (inception)
	Three Months Ended December 31,		Six Months Ended December 31,		to December 31
	2012	2011	2012	2011	2012
Net loss, as reported	$(4,318)	$(5,121)	$(8,836)	$(9,728)	$(145,995)
Unrealized foreign currency translation adjustment	299	347	180	1,117	4,978

Comprehensive loss	(4,019)	(4,774)	(8,656)	(8,611)	(141,017)
Less comprehensive (income) loss attributable to noncontrolling interests	(90)	77	(58)	148	5,296

Comprehensive loss attributable to the Company	$(4,109)	$(4,697)	$(8,714)	$(8,463)	$(135,721)

See accompanying notes to the consolidated financial statements

SYNTHESIS ENERGY SYSTEMS, INC.

(A Development Stage Enterprise)

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

			November 4, 2003
	Six Months Ended		(inception) to
	December 31,		December 31,
	2012	2011	2012
Cash flows from operating activites:
Net loss	$(8,836)	$(9,728)	$(145,995)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	272	359	22,145
Depreciation of property, plant and equipment	1,041	1,170	11,869
Amortization of intangible and other assets	105	111	1,394
Equity in losses of joint ventures	917	834	3,201
Foreign currency gains	(48)	(615)	(2,401)
(Gain) loss on disposal of property, plant and equipment	1	(12)	167
Asset impairment losses	—	—	9,075
Changes in operating assets and liabilities:
Accounts receivable	215	1,943	98
Prepaid expenses and other current assets	(420)	(977)	(1,714)
Inventory	2	(116)	(560)
Other long-term assets	(35)	(317)	(1,388)
Accrued expenses and payables	271	1,198	3,096

Net cash used in operating activities	(6,515)	(6,150)	(101,013)

Cash flows from investing activities:
Capital expenditures	(9)	(50)	(38,104)
Equity investment in joint ventures	(481)	(356)	(32,109)
Purchase of marketable securities	—	—	(45,000)
Redemption of marketable securities	—	—	45,000
GTI license royalty – Yima joint ventures	—	—	(1,500)
ExxonMobil license royalty	—	—	(1,250)
Proceeds from sale of fixed assets	—	—	7
Restricted cash – redemptions of certificates of deposit	—	—	(50)
Amendment to GTI license rights	—	—	(500)
Purchase of land use rights	—	—	(1,896)
Receipt of Chinese governmental grant	—	—	556
Project prepayments	—	—	(3,210)

Net cash used in investing activities	(490)	(406)	(78,056)

Cash flows from financing activities:
Payments on long-term bank loan	(1,214)	(1,212)	(10,521)
Proceeds from long-term bank loan	—	—	12,081
Refund of advance toward sale of common stock	(1,000)	—	—
Proceeds from exercise (repurchase) of stock options, net	—	(35)	921
Proceeds from issuance of common stock, net	14,484	—	194,453
Prepaid interest	—	—	(276)
Financing costs	—	—	(143)
Contributions from noncontrolling interest partners	—	—	4,456
Loans from shareholders	—	—	11

Net cash provided by (used in) financing activities	12,270	(1,247)	200,982

Net increase (decrease) in cash	5,265	(7,803)	21,913
Cash and cash equivalents, beginning of period	18,035	32,176	—
Effect of exchange rates on cash	3	17	1,390

Cash and cash equivalents, end of period	$23,303	$24,390	$23,303

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.

(A Development Stage Enterprise)

Consolidated Statement of Equity

(In thousands)

(Unaudited)

				Deficit Accumulated	Accumulated
	Common Stock			During the	Other	Non-
	Shares	Common Stock	Additional Paid-in Capital	Development Stage	Comprehensive Income	controlling Interest	Total
Balance at June 30, 2012	52,022	$520	$207,345	$(131,808)	$4,802	$(899)	$79,960
Net income (loss)	—	—	—	(8,888)	—	52	(8,836)
Currency translation adjustment	—	—	—	—	174	6	180

Comprehensive loss	—	—	—	—	—	—	(8,656)
Net proceeds from issuance of common stock	10,352	104	13,975	—	—	—	14,079
Stock-based compensation	—	—	272	—	—	—	272
Exercise of stock options	203	2	(2)	—	—	—	—

Balance at December 31, 2012	62,577	$626	$221,590	$(140,696)	$4,976	$(841)	$85,655

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

(b) Basis of presentation and principles of consolidation

The consolidated financial statements for the periods presented are unaudited and reflect all adjustments, consisting of normal recurring items, which management considers necessary for a fair statement. Operating results for the three month and six month periods ended December 31, 2012 are not necessarily indicative of results to be expected for the fiscal year ending June 30, 2013.

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

The Company has determined that the ZZ Joint Venture is a VIE and has determined that the Company is the primary beneficiary. In making the initial determination, the Company considered, among other items, the change in profit distribution between the Company and Shandong Weijiao Group Xuecheng Energy Company Ltd., (“ Xuecheng Energy”) (previously Hai Hua), after 20 years. The expected negative variability in the fair value of the ZZ Joint Venture’s net assets was considered to be greater during the first 20 years of the ZZ Joint Venture’s life, which coincided with our original 95% profit/loss allocation, versus the latter 30 years in which the Company’s profit/loss allocation would be reduced to 10%. As the result of an amendment to the ZZ Joint Venture agreement in 2010, the profit distribution percentages will remain in place after the first 20 years, providing further support to the determination that the Company is the primary beneficiary. In addition, the Company considered whether the terms of the syngas purchase and sale agreement with Xuecheng Energy contained a lease. The factors considered included (i) the Company’s ability to operate and control the plant during the initial 20 years; and (ii) whether it was more than remote that one or more parties other than Xuecheng Energy would purchase more than a minor amount (considered to be 10%) of the plant’s output during the term of the syngas purchase and sale agreement. Because the Company determined that the syngas purchase and sale agreement did not contain a lease, the Company accounts for the revenues from that agreement in accordance with the Company’s revenue recognition policy for product sales.

The following tables provide additional information on the ZZ Joint Venture’s assets and liabilities as of December 31, 2012 and June 30, 2012 which are consolidated within the Company’s consolidated balance sheets (in thousands):

	December 31, 2012
	Consolidated	ZZ Joint Venture (1)	% (2)
Current assets	$25,877	$532	2%
Long-term assets	71,169	35,167	49%

Total assets	$97,046	$35,699	37%

Current liabilities	$10,230	$4,500	44%
Long-term liabilities	1,161	1,161	100%
Equity	85,655	30,038	35%

Total liabilities and equity	$97,046	$35,699	37%

	June 30, 2012
	Consolidated	ZZ Joint Venture (1)	% (2)
Current assets	$20,389	$575	3%
Long-term assets	72,458	36,937	50%

Total assets	$92,847	$37,512	40%

Current liabilities	$10,515	$3,793	36%
Long-term liabilities	2,372	2,372	100%
Equity	79,960	31,347	39%

Total liabilities and equity	$92,847	$37,512	40%

(1)	Amounts reflect information for ZZ Joint Venture and exclude intercompany items.
(2)	ZZ Joint Venture’s percentage of the amount on the Company’s consolidated balance sheets.

The Company has determined that the Yima Joint Ventures are VIEs and that Yima, the joint venture partner, is the primary beneficiary since Yima has a 75% ownership interest in the Yima Joint Ventures and has the power to direct the activities of the VIE that most significantly influence the VIE’s performance.

The Company has determined that SES Resource Solutions, Ltd. (“SRS”) that was formed in June 2011 is a VIE and that the Company is not the primary beneficiary since neither the Company nor Midas Resources AG control SRS due to each having 50% ownership interest in SRS and each sharing control, risks and benefits of SRS equally. SRS had no assets or liabilities as of December 31, 2012.

The Company’s joint venture with Golden Concord (“GC Joint Venture”) was formed to (i) develop, construct and operate a coal gasification, methanol and dimethyl either (“DME”) production plant utilizing U-GAS®. The GC Joint Venture project is not currently being developed. The Company has determined that the GC Joint Venture is a VIE and has determined that it is the primary beneficiary since the Company has a 51% ownership interest in the GC Joint Venture and since there are no qualitative factors that would preclude the Company from being deemed the primary beneficiary. Although the Company includes the financial statements of the GC Joint Venture in its consolidated financial statements, there are no significant assets within the GC Joint Venture. There were however current liabilities of approximately $1.1 million as of December 31, 2012 and June 30, 2012 related to unpaid settlements of amounts due to various contractors from the initial construction work for the project.

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

Technology licensing revenue is typically received over the course of a project’s development as milestones are met. The Company may receive upfront licensing fee payments when a license agreement is entered into. Typically, the majority of a license fee is due once project financing and equipment installation occur. The Company recognizes license fees as revenue when the license fees become due and payable under the license agreement, subject to the deferral of the amount of the performance guarantee. Fees earned for engineering services, such as services that relate to integrating our technology to a customer’s project including feasibility studies or feedstock testing, are recognized using the percentage-of-completion method.

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

The Company’s financial assets and liabilities are classified based on the lowest level of input that is significant for the fair value measurement. The following table summarizes the valuation of the Company’s financial assets by pricing levels, as of December 31, 2012 and June 30, 2012 (in thousands):

	December 31, 2012
	Level 1	Level 2		Level 3	Total
Assets:
Certificates of Deposit	$—	$50	(1)	$—	$50
Money Market Funds	—	22,231	(2)	—	22,231

	June 30, 2012
	Level 1	Level 2		Level 3	Total
Assets:
Certificates of Deposit	$—	$50	(1)	$—	$50
Money Market Funds	—	15,957	(2)	—	15,957

(1)	Amount included in current assets on the Company’s consolidated balance sheets.
(2)	Amount included in cash and cash equivalents on the Company’s consolidated balance sheets.

The carrying values of the certificates of deposit and money market funds approximate fair value, which was estimated using quoted market prices for those or similar investments. The carrying value of the Company’s other financial instruments, including accounts receivable, accounts payable and long-term debt, approximate their fair values.

Note 2 – Recently Issued Accounting Standards

In June 2011, the the Financial Accounting Standards Board (“FASB”) issued new guidance on the presentation of comprehensive income. The new guidance allows an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders equity. This new guidance is effective for fiscal years beginning after December 15, 2011, however the provision of the new guidance which requires reclassifications out of comprehensive income be shown separately in the financial statements has been deferred to allow the FASB to reconsider alternatives. The Company adopted these requirements as of July 1, 2012.

In July 2012 the FASB issued ASU 2012-02: Intangibles: Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment (Topic 350) which is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. This update is intended to reduce cost and complexity by providing an entity with the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative impairment test. The Company does not expect the adoption of this guidance to have a significant impact on its consolidated financial statements.

Note 3 – Current Projects

Zao Zhuang Joint Venture

Joint Venture Agreement

On July 6, 2006, the Company entered into a cooperative joint venture contract with Shandong Hai Hua Coal & Chemical Company Ltd. (“Hai Hua”), which established Synthesis Energy Systems (Zao Zhuang) New Gas Company Ltd., (“ ZZ Joint Venture”), a joint venture company that has the primary purposes of (i) developing, constructing and operating a syngas production plant utilizing the U-GAS ® technology in Zao Zhuang City, Shandong Province, China and (ii) producing and selling syngas and the various byproducts of the plant, including ash and elemental sulphur. In August 2012, Hai Hua’s name was changed to Xuecheng Energy, after a change in control transaction. The Company owns 97.5% of the ZZ Joint Venture and Xuecheng Energy owns the remaining 2.5%. The Company consolidates the results of the ZZ Joint Venture in its consolidated financial statements.

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

Since April 2011, Xuecheng Energy has not paid the capacity fees owed to the ZZ Joint Venture. The unpaid amount totaled approximately $6.8 million as of December 31, 2012. The plant continued to operate and provide syngas to Xuecheng Energy through September 2011 with the expectation that Xuecheng Energy would pay the capacity fee. Xuecheng Energy has paid other contractual obligations such as the energy fees and by-product sales due under the contract. Since April 2011, the Company has not recognized these capacity fee revenues and will not recognize any capacity fees until collection is reasonably assured. In late September 2011, both the Xuecheng Energy methanol plant and the ZZ Joint Venture plant were shut down for scheduled maintenance and the ZZ Joint Venture plant has been kept idle while the ZZ Joint Venture develops its revised commercial arrangement with Xuecheng Energy. In March 2012, Xuecheng Energy advanced approximately $1.0 million to the ZZ Joint Venture. In September 2012, Xuecheng Energy advanced an additional approximately $0.8 million to the ZZ Joint Venture.

To date, Xuecheng Energy has been unable to off take the volume of syngas originally expected for the original plant design and as a result the plant has incurred operating losses. Because of these circumstances, the ZZ Joint Venture is working on various arrangements to increase the syngas off take volume. Such arrangements involve a combination of technical improvements to Xuecheng Energy’s methanol unit, as well as restructuring the current business arrangement to create an integrated syngas to methanol operation. In December 2011, the Company entered into a framework agreement with Xuecheng Energy pursuant to which the Company and Xuecheng Energy are working collaboratively to complete a definitive agreement that will provide the basis for a fully integrated syngas to methanol operation and to resolve the commercial issues. Discussions regarding the nonpayment of the contractual capacity fees and the restructuring of the joint venture are ongoing. In the event that the Company is not successful reaching agreement with Xuecheng Energy, the Company will seek to recover the outstanding capacity fees through binding arbitration.

Additionally, the Company is also evaluating alternative products and partnership structures for a possible expansion of the ZZ Joint Venture plant for its longer term use. In 2010, the Company received the necessary government approval for an expansion and this project is under evaluation by the Company. The Company is also evaluating certain new downstream technologies to produce high value products. The local government has expressed interest in supplying biomass to the project if the Company decides to convert the feedstock from coal to biomass.

Loan Agreement

On March 22, 2007, the ZZ Joint Venture entered into a seven-year loan agreement and received $12.6 million of loan proceeds pursuant to the terms of a Fixed Asset Loan Contract with the Industrial and Commercial Bank of China (“ICBC”) to complete the project financing for the ZZ Joint Venture. Key terms of the Fixed Asset Loan Contract with ICBC are as follows:

•	Term of the loan is seven years from the commencement date (March 22, 2007) of the loan;

•	Interest is adjusted annually based upon the standard rate announced each year by the People’s Bank of China, and as of December 31, 2012, the applicable interest rate was 7.05% and is payable monthly;

•	Principal payments of RMB 7.7 million (approximately $1.2 million based on current currency exchange rates) are due in March and September of each year beginning on September 22, 2008 and ending on March 31, 2014;

•	Xuecheng Energy is the guarantor of the entire loan;

•	Assets of the ZZ Joint Venture are pledged as collateral for the loan;

•	Covenants include, among other things, prohibiting pre-payment without the consent of ICBC and permitting ICBC to be involved in the review and inspection of the ZZ Joint Venture plant; and

•	Subject to customary events of default which, should one or more of them occur and be continuing, would permit ICBC to declare all amounts owing under the contract to be due and payable immediately.

As of December 31, 2012, the ZZ Joint Venture was in compliance with all covenants and obligations under the Fixed Asset Loan Contract.

Impairment Assessment

Due to the economic trends that have significantly affected commodity prices including methanol, Xuecheng Energy’s refusal to pay capacity fees owed to the ZZ Joint Venture and the ZZ Joint Venture plant’s operating losses, the Company believed an impairment assessment of the ZZ Joint Venture plant was warranted as of June 30, 2012. The Company performed an analysis of the ZZ Joint Venture plant and determined that these assets were not impaired based upon management’s estimated cash flow projections for the plant. Such estimated cash flow projections included a case based on the completion of the ongoing negotiations between the Company and Xuecheng Energy to restructure the current business arrangement to create an integrated syngas to methanol operation. This restructuring would include a combination of technical improvements being made to Xuecheng Energy’s methanol unit allowing for increased syngas off-take and other repairs and improvements being made to the plant enabling more efficient joint production of methanol. An alternative case was based on developing an additional downstream facility to produce glycol. This case assumes the additional capital investment is made by a strategic partner and that we retain a minority interest in the combined project. If the Company is not successful in restructuring the joint venture or otherwise improving the ZZ Joint Venture’s profitability, or if management’s estimated cash flow projections for these assets decrease, the ZZ Joint Venture plant could become impaired which could have a material effect on the Company’s consolidated financial statements. As no significant changes occurred during the six months ended December 31, 2012, an updated impairment assessment was not necessary as of December 31, 2012.

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

The Yima Joint Venture plant’s final stages of construction and its commissioning are progressing well and most sections of the plant are either complete or more than 90% complete. In December 2012, the plant produced its first methanol and expects to be ramping up methanol production to annual production of 210,000 tonnes, or about 70% of the plant’s capacity, as it completes all the remaining commissioning and start-up steps throughout the first half of calendar year 2013. The plant is designed to produce 300,000 tonnes per year of methanol from two operating gasifiers. Any delays in the final work on construction or commissioning could cause delays in methanol production.

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

The Company’s equity in losses of the Yima Joint Ventures for the three-month and six-month periods ended December 31, 2012 and 2011 were $0.1 million, $0.2 million, $0.4 million and $0.4 million, respectively. The following table presents summarized unconsolidated financial information for the Yima Joint Ventures (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Income statement data:

Revenue	$—	$—	$—	$—
Operating loss	(1,127)	(1,080)	(2,120)	(2,073)
Net loss	(510)	(872)	(1,495)	(1,711)

	December 31, 2012	June 30, 2012
Balance sheet data:

Current assets	$42,235	$74,154
Noncurrent assets	209,185	174,165
Current liabilities	33,701	29,247
Noncurrent liabilities	90,843	91,491

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

As of December 31, 2012, the Company had funded approximately $1.7 million to SRS including. In December 2012, SRS suspended a majority of its expenses until the financial markets for coal resources improve.

The Company’s investment in SRS is accounted for using the equity method. SRS has no assets or liabilities as amounts are funded by the Company as costs are incurred. The following table presents summarized unconsolidated income statement data for SRS (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Income statement data:

Revenue	$—	$—	$—	$—
Operating loss	(544)	(368)	(1,085)	(817)
Net loss	(544)	(368)	(1,085)	(817)

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

Note 5 – Stock-Based Compensation

As of December 31, 2012, the Company had outstanding stock option and restricted stock awards granted under the Company’s Amended and Restated 2005 Incentive Plan, as amended (the “Plan”). On December 21, 2012, the Company’s stockholders authorized an additional 1,800,000 shares of common stock for future awards under the Plan. As of December 31, 2012, there were 2,136,533 shares authorized for future issuance pursuant to the Plan. Under the Plan, the Company may grant both incentive and non-qualified stock options, stock appreciation rights, restricted stock units and other stock-based awards to officers, directors, employees and non-employees. Stock option awards generally vest ratably over a one to four year period and expire ten years after the date of grant.

In March 2012, the Compensation Committee of the Company’s Board of Directors authorized the issuance of 146,668 shares of restricted stock to the Company’s independent non-employee directors as consideration for director fees. The restricted stock vested quarterly over calendar year 2012 and the fair value of the restricted stock was based on the market value as of the date of the awards.

The amount of unvested restricted stock outstanding was as follows:

Shares of
Restricted Stock
Nonvested at June 30, 2012	73,336
Granted	—
Vested	(73,336)

Nonvested at December 31, 2012	—

Stock option activity during the six months ended December 31, 2012 was as follows:

Shares of Common Stock Underlying
Stock Options
Outstanding at June 30, 2012	6,750,201
Granted	50,000
Exercised	(541,226)
Forfeited	(50,000)

Outstanding at December 31, 2012	6,208,975

Exercisable at December 31, 2012	5,279,863

The fair values for the stock options granted during the six months ended December 31, 2012 were estimated at the date of grant using a Black-Scholes-Morton option-pricing model with the following weighted-average assumptions.

Risk-free rate of return	0.80%
Expected life of award	5.75	years
Expected dividend yield	0.00%
Expected volatility of stock	96%
Weighted-average grant date fair value	$1.05

In February 2013, the Company issued warrants to Crystal Vision Energy Limited (“CVE”) for the right to acquire up to 1.2 million shares of the Company’s common stock. CVE was entitled to the warrants under the terms of the consulting agreement entered into with CVE effective as of January 1, 2013. The warrants have an exercise price of $1.50 per share and have a term of 5 years. Warrants to acquire an additional 1.2 million shares on the same terms are due to CVE in February 2014 if the consulting agreement is still in effect.

Note 6 – Net Loss Per Share

Historical net loss per share of common stock is computed using the weighted average number of shares of common stock outstanding. Basic loss per share excludes dilution and is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Stock options and unvested restricted stock are the only potential dilutive share equivalents the Company has outstanding for the periods presented. For the six months ended December 31, 2012 and 2011 and the period from November 4, 2003 (inception) to December 31, 2012, options to purchase common stock were excluded from the computation of diluted earnings per share as their effect would have been antidilutive as the Company incurred net losses during those periods.

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

As described under Note 3, Xuecheng Energy has not made the capacity fee payments to the ZZ Joint Venture since April 2011. The unpaid amount totals approximately $6.8 million as of December 31, 2012. Although the Company is continuing to work with Xuecheng Energy on alternatives to resolve the issue, there can be no assurances that the Company will collect these amounts or that the joint venture will be restructured. The Company’s revenue and results of operations have been and would continue to be adversely affected if Xuecheng Energy continues to not pay the capacity fee or if it is unable to retain Xuecheng Energy as a customer or secure new customers. The Company has shut down the ZZ Joint Venture plant since late September 2011 and expects the plant to remain idle until it is able to restructure the joint venture with Xuecheng Energy to jointly produce methanol, as contemplated by the framework agreement executed in December 2011 as described under Note 3, or find an alternative purchaser of its production or a different use for the plant. Discussions regarding the nonpayment of the contractual capacity fees and the restructuring of the joint venture are ongoing. In the event that the Company is not successful reaching agreement with Xuecheng Energy, the Company will seek to recover the outstanding capacity fees through binding arbitration.

The Yima Joint Venture plant’s final stages of construction and its commissioning are progressing well and most sections of the plant are either complete or more than 90% complete. In December 2012, the plant produced its first methanol and expects to be ramping up methanol production to full capacity as it completes all the remaining commissioning and start-up steps throughout the first half of calendar year 2013. The plant is designed to produce 300,000 tonnes per year of methanol from two operating gasifiers.Any delays in the final work on construction or commissioning could cause that methanol production is delayed.

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

On September 21, 2012, the Company received gross proceeds of approximately $8.7 million from Hongye and issued 5,777,700 of the Hongye Shares to Hongye. On October 10, 2012, the Company received gross proceeds of approximately $6.3 million from Zhongmo and issued the Zhongmo Shares to Zhongmo. Also, on October 16, 2012, the Company received gross proceeds of approximately $0.6 million from Hongye and issued the remaining 397,393 of the Hongye Shares to Hongye. The Company incurred transaction costs of approximately $1.3 million related to closing the Hongye Agreement of which approximately $0.3 million was paid with shares of the Company’s common stock in January 2013.

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

Share Purchase Agreements with ZJX

On March 31, 2011, the Company entered into a Share Purchase Agreement (the “Agreement”) with China Energy Industry Holdings Group Co, Ltd. (“China Energy”) and Zhongjixuan Investment Management Company Ltd. (“ZJX”). For a summary description of the terms of this Agreement, see the Company’s Current Report on Form 8-K filed on March 31, 2011.

Closing of the transaction with China Energy and ZJX is subject to approval by the Company’s stockholders and other customary closing conditions. Although the Agreement was not extended at March 31, 2012, the Company and ZJX have continued to keep the Agreement in effect. Although the Company believes that ZJX remains active in securing the funding for China Energy with various investor groups, the Company cannot predict the likelihood of ZJX’s success with this effort or the amount of time it could take to close the transaction. The Company also expects than a transaction, if any, which is ultimately entered into with ZJX is likely to be on different terms than previously disclosed.

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

The following table presents the revenue, operating loss and total assets by segment (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Revenue:
SES China	$3	$19	$8	$2,121
Technology licensing and related services	10	164	76	557
Corporate & other	—	—	—	—

Total revenue	$13	$183	$84	$2,678

Operating loss:
SES China	$(2,190)	$(2,650)	$(4,625)	$(5,444)
Technology licensing and related services	(579)	(769)	(1,064)	(1,102)
Corporate & other	(1,171)	(1,386)	(2,132)	(2,700)

Total operating loss	$(3,940)	$(4,805)	$(7,821)	$(9,246)

	December 31, 2012	June 30, 2012
Assets:
SES China, excluding investment in Yima joint ventures	$37,709	$39,012
Investment in Yima joint ventures	33,164	33,340

Total SES China	70,873	72,352
Technology licensing and related services	1,022	1,089
Corporate & other	25,151	19,406

Total assets	$97,046	$92,847

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

The key elements of our business strategy include:

•	Develop China business platform. We have developed a new, China-centric business platform, or SES China, which is intended to be a stand-alone, self-funding business platform that will encompass all of our current and future business activities and initiatives in China, including our Yima Joint Venture. We have also engaged Crystal Vision Energy Limited to provide management support functions to SES China. We believe that the creation of SES China will better enable us to raise capital in China, work effectively with our existing partners to advance our current projects, make strategic investments in assets together with strategic partners, as well as efficiently develop large business verticals including clean coal-to-chemicals projects, clean renewable fuels and power businesses, DRI for the steel industry, and for longer term value creation, larger scale SNG projects utilizing our low rank coal resources and biomass.

•	Executing on existing projects. We are continuing to implement operational measures to improve the financial performance of our ZZ Joint Venture plant in the near term, while also continuing to evaluate alternatives to better position the project to be commercially and financially successful in the future including the possible expansion of the plant to produce other products for other customers. We also intend to continue to leverage our technological success to date at the ZZ Joint Venture in our ongoing business development efforts. Additionally, the Yima Joint Ventures plant has produced its first methanol and is in process of commissioning. This plant will provide commercial demonstration of our technology on a much larger scale.

•	Leveraging our proprietary technology through licensing, equipment sales and related services to increase revenues and position us for future growth. We provide a proprietary technology package whereby we license our technology rights to third parties, deliver an engineered technology package and provide proprietary equipment components to customers who have contracted to own and operate projects. We intend to focus on developing opportunities for our proprietary technology package whereby we may (i) integrate our gasification process technology package with downstream technologies to provide a fully integrated offering where we may invest in projects either directly or through an investment partner or (ii) may partner with engineering, equipment and technology companies to provide our gasification process technology package into an integrated modular product offering, which may include coal or biomass feedstocks for units producing power and fuels such as ammonia, SNG, methanol to gasoline, or MTG, diesel and ethanol as well as methanol for gasoline blending. We anticipate that we can increase revenues through collecting technology licensing fees and royalties, engineering and technical service fees, as well as equipment product sales sold to customers who have contracted to own and operate projects and desire to incorporate our proprietary technology. We also believe that our licensing activities will provide additional insight into project development activities, which may allow us to make selective equity investments in such projects in the future, develop integrated, modular product offerings, or take options in projects for which we provide a license.

•	Expanding our relationships with strong strategic partners. Our efforts have been initially focused on facilities producing syngas, methanol and DME in China. We are expanding our relationships with our current partners and developing new relationships, including through our recent transactions with Hongye and Zhongmo, SES Resource Solutions Joint Venture, through our engagement of Crystal Vision Energy and through strategic joint venture initiatives in specific markets that will enable us to expand our business. Such strategic relationships may include an investment in projects either directly by us or through an investment partner where our gasification technology plants may supply syngas to strategic customers via long-term off take agreements.

•	Developing value where we have a competitive advantage and have access of rights to feedstock resources. We believe that we have the greatest competitive advantage using our gasification technology in situations where there is a ready source of low cost coal, coal waste or biomass to utilize as a feedstock. We are focusing our efforts in countries with large low rank coal resources such as China, India, Australia and South Africa. We are working to develop transactions that include securing options to these feedstock resources. For example, we are currently in discussions regarding development opportunities in Inner Mongolia, China where provincial authorities are willing to make available coal resources to the project owners, which adds protection from future coal cost increases, and can potentially lead to increased project revenue. In these cases, we may provide technology to add value to coal resources which may be of little value without our gasification conversion technology, or may acquire or partner with owners of these resources to create more value and opportunity for us through the integration of our technology with the resources. Additionally, where strategic relationships and capital and/or financing is available, we may acquire an interest in such resources, including existing facilities or coal mines, where we could create value with our gasification technology by securing direct access to feedstock. We are also actively pursuing business verticals in the segments of transportation fuels, steel and fertilizers where our technology is specifically well suited and developing new downstream coal-to-chemicals and coal-to-energy projects which may expand our initial focus to include facilities producing SNG, MTG, glycol, and power and reducing gas for the steel industry.

•	Continue to develop and improve our technology. We are continually seeking to improve overall plant availability, plant efficiency rates and fuel handling capabilities of our gasification technology. We are continuing to work with our prospective customers to determine the suitability of their low rank coals for our technology through proprietary coal characterization testing and bench scale gasification tests. Additionally, we are growing our technology base through continued development of know-how with our engineering and technical staff, growing and protecting our trade secrets as a result of patenting improvements tested at our ZZ and Yima Joint Venture plants, and improvements resulting from integration of our technology with downstream processes. One example includes the development of our Fines Management System, or FMS, which we believe can maximize the utilization of low rank coal in our gasifiers, resulting in improved cost advantages. We have filed several patent applications relating to our improvements to the technology.

•	Grow earnings through increased revenues, joint venture projects and control of expenses. We remain intently focused on control of our expenses while we grow revenues from our technology business and develop our projects. We believe our strategy will allow us to grow near term revenues to position us for sustainable long term growth. We intend to minimize project development expense until we have assurances that acceptable financing is available to complete our projects. Until we have such assurances, our strategy will be to operate using our current capital resources and to leverage the resources of strategic relationships or financing partners.

Results of Operations

We are in our development stage and therefore have had limited operations. We have sustained cumulative net losses of approximately $146 million from November 4, 2003, the date of our inception, to December 31, 2012.

Three Months Ended December 31, 2012 Compared to the Three Months Ended December 31, 2011

Revenue. Total revenue decreased to $13,000 for the three months ended December 31, 2012 compared to $183,000 for the three months ended December 31, 2011.

There was no product sales revenues for the three months ended December 31, 2012 and product sales were $19,000 for the three months ended December 31, 2011 due primarily to no capacity fee revenue being received for both the three months ended December 31, 2012 and 2011, and the suspension of syngas production at the ZZ Joint Venture plant in late September 2011.

In May 2011, Shangdong Xuecheng Energy Group Xuecheng Energy Company Ltd., or Xuecheng Energy (previously Hai Hua), notified the ZZ Joint Venture plant that it will would not continue payment of capacity fees beyond April 2011. The unpaid amount totaled approximately $6.8 million cumulatively as of December 31, 2012. The plant continued to operate and provide syngas to Xuecheng Energy until operations were suspended in late September 2011, and Xuecheng Energy has paid other contractual obligations such as the energy fees and by-product sales due under the contract. We are continuing to work with Xuecheng Energy on alternatives to resolve this issue and recover these fees including restructuring the current business arrangement to create an integrated syngas to methanol operation. We did not recognize these capacity fee revenues during fiscal 2012 or the six months ended December 31, 2012 and we will not recognize any capacity fees unless collection is reasonably assured.

Technology licensing and related services revenues were $13,000 for the three months ended December 31, 2012 compared to $164,000 for the three months ended December 31, 2011, and resulted primarily from coal testing services for customers who are actively developing projects and may license and build plants using our technology.

Costs of sales and plant operating expenses. Costs of sales and plant operating expenses decreased by $0.8 million to $0.1 million for the three months ended December 31, 2012 compared to $0.9 million for the three months ended December 31, 2011. The decrease was due primarily to the suspension of syngas production at the ZZ Joint Venture plant in late September 2011 and ongoing repairs and maintenance costs incurred during the three months ended December 31, 2011.

General and administrative expenses. General and administrative expenses were $3.1 million for the three months ended December 31, 2012 compared to $3.2 million for the three months ended December 31, 2011. Recurring general and administrative expenses consist primarily of compensation, professional and consulting fees, travel, and other costs of our corporate, development and administrative functions in Houston and Shanghai, and project and technical development expenses.

Stock-based compensation expense. Stock-based compensation expense was $109,000 for the three months ended December 31, 2012 compared to $292,000 for the three months ended December 31, 2011 and related to the expensing of the estimated fair values of awarded stock options and restricted stock.

Depreciation and amortization. Depreciation and amortization expense was $0.6 million for both of the three month periods ended December 31, 2012 and 2011 and was primarily related to depreciation of our ZZ Joint Venture plant’s assets.

Equity in losses of joint ventures. The equity in losses of joint ventures were $0.4 million for both of the three month periods ended December 31, 2012 and 2011 and relates to our 25% share of the start-up losses incurred by the Yima Joint Ventures and our 50% share of the start-up losses incurred by SES Resource Solutions, Ltd., or SRS. The losses of the Yima Joint Ventures related to non-capitalizable costs incurred during the design, construction, commissioning and start-up phases. The losses of SRS related to development costs including the value of Midas’ contributed services, consulting and travel expenses. We expect the SRS expenses to decrease significantly as SRS has suspended its activities until the financial markets for coal resources improves.

Foreign currency gains. Foreign currency gains were $85,000 for the three months ended December 31, 2012 and $202,000 for the three months ended December 31, 2011. These amounts result from the appreciation of the Renminbi Yuan relative to the U.S. dollar and are generated on U.S. dollar denominated shareholder loans payable by our Chinese operations.

Interest expense. Interest expense was $78,000 for the three months ended December 31, 2012 compared to $142,000 for the three months ended December 31, 2011. Our interest expense relates primarily to the ZZ Joint Venture’s outstanding principal balance on its loan with the Industrial and Commercial Bank of China, or ICBC.

Six Months Ended December 31, 2012 Compared to the Six Months Ended December 31, 2011

Revenue. Total revenue was $84,000 for the six months ended December 31, 2012 compared to $2.7 million for the six months ended December 31, 2011.

There was no product sales revenues for the six months ended December 31, 2012 due primarily to no capacity fee revenue being received for the six months ended December 31, 2012 and the suspension of syngas production at the ZZ Joint Venture plant in late September 2011. Product sales were $2.1 million for the six months ended December 31, 2011 and were derived from the sale of syngas and byproducts produced at the ZZ Joint Venture plant to Xuecheng Energy before the suspension of syngas production at the ZZ Joint Venture plant.

In May 2011, Xuecheng Energy notified the ZZ Joint Venture plant that it would not continue payment of capacity fees beyond April 2011. The unpaid amount totaled approximately $6.8 million cumulatively as of December 31, 2012. The plant continued to operate and provide syngas to Xuecheng Energy until operations were suspended in late September 2011, and Xuecheng Energy has paid other contractual obligations such as the energy fees and by-product sales due under the contract. We are continuing to work with Xuecheng Energy on alternatives to resolve this issue and recover these fees including restructuring the current business arrangement to create an integrated syngas to methanol operation. We did not recognize these capacity fee revenues during fiscal 2012 or the six months ended December 31, 2012 and we will not recognize any capacity fees unless collection is reasonably assured.

Technology licensing and related services revenues were $84,000 for the six months ended December 31, 2012 compared to $471,000 for the six months ended December 31, 2011 and resulted primarily from coal testing services for customers who are actively developing projects and may license and build plants using our technology.

Costs of product sales and plant operating expenses. Costs of product sales and plant operating expenses were $0.3 million for the six months ended December 31, 2012 compared to $4.1 million for the six months ended December 31, 2011. The decrease was due primarily to the suspension of syngas production at the ZZ Joint Venture plant in late September 2011 and ongoing repairs and maintenance costs incurred through December 2011.

General and administrative expenses. General and administrative expenses were $6.2 million for both of the six month periods ended December 31, 2012 and 2011. Recurring general and administrative expenses consist primarily of compensation, professional and consulting fees, travel, and other costs of our corporate, development and administrative functions in Houston and Shanghai, and project and technical development expenses.

Stock-based compensation expense. Stock-based compensation expense was $272,000 for the six months ended December 31, 2012 compared to $359,000 for the six months ended December 31, 2011 and related to the expensing of the estimated fair values of awarded stock options and restricted stock.

Depreciation and amortization. Depreciation and amortization expense was $1.1 million for the six month ended December 31, 2012 compared to $1.3 million for the six months ended December 31, 2011 and was primarily related to depreciation of our ZZ Joint Venture plant’s assets.

Equity in losses of joint ventures. The equity in losses of joint ventures were $0.9 million for the six months ended December 31, 2012 compared to $0.8 million for the six months ended December 31, 2011 and relates to our 25% share of the start-up losses incurred by the Yima Joint Ventures and our 50% share of the start-up losses incurred by SES Resource Solutions, Ltd., or SRS. The losses of the Yima Joint Ventures related to non-capitalizable costs incurred during the design, construction, commissioning and start-up phases. The losses of SRS related to development costs including the value of Midas’ contributed services, consulting and travel expenses.

Foreign currency gains. Foreign currency gains were $48,000 for the six months ended December 31, 2012 compared to $615,000 for the six months ended December 31, 2011. These amounts result from the appreciation of the Renminbi Yuan relative to the U.S. dollar and are generated on U.S. dollar denominated shareholder loans payable by our Chinese operations.

Interest expense. Interest expense was $174,000 and $326,000 for the six month periods ended December 31, 2012 and 2011, respectively. Our interest expense relates primarily to the ZZ Joint Venture’s outstanding principal balance on its loan with ICBC.

Liquidity and Capital Resources

We are in our development stage and have financed our operations to date through private placements of our common stock and public offerings of our common stock in November 2007 and in June 2008. We have used the proceeds of these offerings primarily for the development of and investments in our joint ventures in China, including our investments in the ZZ Joint Venture and the Yima Joint Ventures, and to pay other development and general and administrative expenses. In addition, we entered into a loan agreement with ICBC to fund certain of the costs of the ZZ Joint Venture under which we owed $3.6 million as of December 31, 2012.

As of December 31, 2012, we had $23.3 million in cash and cash equivalents and $15.6 million of working capital available to us. During the six months ended December 31, 2012, we used $6.5 million in operating activities compared to $6.2 million for the six months ended December 31, 2011. During the six months ended December 31, 2012, we used $0.5 million in investing activities compared to $0.4 million for the six months ended December 31, 2011 due primarily to fund the start-up and development of SRS. For both the six months ended December 31, 2012 and 2011, we used $1.2 million in financing activities for the scheduled semi-annual principal payments on the ZZ Joint Venture’s loan with ICBC. On September 21, 2012, we received gross proceeds of approximately $8.7 million from Hongye International Investment Group Co., Ltd., or Hongye, and issued 5,777,700 of the Hongye Shares to Hongye. On October 10, 2012, we received gross proceeds of approximately $6.3 million from Shanghai Zhongmo Investment Management Co., Ltd., or Zhongmo, and issued the Zhongmo Shares to Zhongmo. Also, on October 16, 2012, we received gross proceeds of approximately $596,000 from Hongye and issued the remaining 397,393 of the Hongye Shares to Hongye. Upon completion of the Hongye and Zhongmo transactions, we refunded the $1.0 million advance that Hongye paid to us in June 2012. The net proceeds received by us from Hongye and Zhongmo are to be fully applied to our operations and projects in China and are to be deposited into a bank account in China or Hong Kong controlled by SES China, our China-centric business platform.

Share Purchase Agreements

Share Purchase Agreements with Hongye and Zhongmo

On June 18, 2012, we entered into a Share Purchase Agreement with Hongye pursuant to which Hongye will acquire 6,175,093 shares of our common stock for $1.50 per share, for an aggregate purchase price of approximately $9.3 million, and entered into a Share Purchase Agreement with Zhongmo pursuant to which Zhongmo will acquire 4,177,335 shares of the Common Stock for $1.50 per share, for an aggregate purchase price of approximately $6.3 million. The net proceeds received by us are to be fully applied to our operations and projects in China and are to be deposited into a bank account in China or Hong Kong controlled by our China-centric business platform, SES China. The terms and conditions of the Agreement are summarized in Note 8 to the consolidated financial statements included herein.

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

Closing of the transaction with China Energy and ZJX is subject to approval by our stockholders and other customary closing conditions. Although the Agreement was not extended at March 31, 2012, we and ZJX have continued to keep the Agreement in effect. Although we believe that ZJX remains active in securing the funding for China Energy with various investor groups, we cannot predict the likelihood of ZJX’s success with this effort or the amount of time it could take to close the transaction. We also expect than a transaction, if any, which is untimately entered into with ZJX is likely to be on different terms than previously disclosed.

Zao Zhuang Joint Venture

Joint Venture Agreement

On July 6, 2006, we entered into a cooperative joint venture contract with Shandong Hai Hua Coal & Chemical Company Ltd., or Hai Hua, which established Synthesis Energy Systems (Zao Zhuang) New Gas Company Ltd., or the ZZ Joint Venture, a joint venture company that has the primary purposes of (i) developing, constructing and operating a syngas production plant utilizing the U-GAS ® technology in Zao Zhuang City, Shandong Province, China and (ii) producing and selling syngas and the various byproducts of the plant, including ash and elemental sulphur. In August 2012, Hai Hua’s name was changed to Shandong Weijiao Group Xuecheng Energy Company Ltd., or Xuecheng Energy, after a change in control transaction We own 97.5% of the ZZ Joint Venture and Xuecheng Energy owns the remaining 2.5%. We consolidate the results of the ZZ Joint Venture in our consolidated financial statements.

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

Since April 2011, Xuecheng Energy has not paid the capacity fees owed to the ZZ Joint Venture. The unpaid amount totaled approximately $6.8 million as of December 31, 2012. The plant continued to operate and provide syngas to Xuecheng Energy through September 2011 with the expectation that Xuecheng Energy would pay the capacity fee. Xuecheng Energy has paid other contractual obligations such as the energy fees and by-product sales due under the contract. Since April 2011, we have not recognized these capacity fee revenues and will not recognize any capacity fees until collection is reasonably assured. In late September 2011, both the Xuecheng Energy methanol plant and the ZZ Joint Venture plant were shut down for scheduled maintenance and the ZZ Joint Venture plant has been kept idle while the ZZ Joint Venture develops its revised commercial arrangement with Xuecheng Energy. In March 2012, Xuecheng Energy advanced approximately $1.0 million to the ZZ Joint Venture. In September 2012, Xuecheng Energy advanced an additional approximately $0.8 million to the ZZ Joint Venture.

To date, Xuecheng Energy has been unable to off take the volume of syngas originally expected for the original plant design and as a result the plant has incurred operating losses. Because of these circumstances, the ZZ Joint Venture is working on various arrangements to increase the syngas off take volume. Such arrangements involve a combination of technical improvements to Xuecheng Energy’s methanol unit, as well as restructuring the current business arrangement to create an integrated syngas to methanol operation. In December 2011, we entered into a framework agreement with Xuecheng Energy pursuant to which we and Xuecheng Energy are working collaboratively to complete a definitive agreement that will provide the basis for a fully integrated syngas to methanol operation and to resolve the commercial issues. Discussions regarding the nonpayment of the contractual capacity fees and the restructuring of the joint venture are ongoing. In the event that we are not successful reaching agreement with Xuecheng Energy, we will seek to recover the outstanding capacity fees through binding arbitration.

Additionally, we are also evaluating alternative products and partnership structures for a possible expansion of the ZZ Joint Venture plant for its longer term use. In 2010, the ZZ Joint Venture received the necessary government approval for an expansion and this project is under evaluation by us. We are also evaluating certain new downstream technologies to produce high value products. The local government has expressed interest in supplying biomass to the project if we decide to convert the feedstock from coal to biomass.

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

The Yima Joint Venture plant’s final stages of construction and its commissioning are progressing well and most sections of the plant are either complete or more than 90% complete. In December 2012, the plant produced its first methanol and expects to be ramping up methanol production to annual production of 210,000 tonnes, or about 70% of the plant’s capacity, as it completes all the remaining commissioning and start-up steps throughout the first half of calendar year 2013. The plant is designed to produce 300,000 tonnes per year of methanol from two operating gasifiers. Any delays in the final work on construction or commissioning could cause delays in methanol production.

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

As of December 31, 2012, we had funded approximately $1.7 million to SRS. In December 2012, SRS suspended a majority of its expenses until the financial markets for coal resources improve.

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

We are pursuing possible technology licensing opportunities with third parties allowing us to build on our experience at the ZZ Joint Venture and the Yima Joint Venture and our overall technological and engineering capabilities. We are placing increased focus on development of licensing opportunities for our proprietary gasification technology on a global basis with a focus on India, China, Eastern Europe, the U.S., Australia, as well as other parts of Asia and southern Africa, due to their large low rank coal resources. Our prospects are growing globally in numbers and quality. In particular, in India, we believe the market for coal gasification plants is now developing due to large infrastructure growth demands and an increasing need for a variety of basic chemical and energy products. Notably, we are in advanced discussions with a large Indian industrial company and we are hopeful that we will soon close on our first licensing transaction. We have also been evaluated in two separate and thorough technology comparisons for prospective Indian customers where our technology was evaluated for their projects which would operate on high ash Indian coal. Having access to resources in these regions may lead to new commercial opportunities and greater cost and operating efficiencies in existing or planned projects.

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

We are currently advancing business vertical opportunities for waste and renewable feedstocks for fuels and chemicals and separate power and steel market verticals. In December 2012, we announced an agreement with a global leader in iron ore processing and steel production to fund our study of the integration of our technology with this steel production technology. We believe that the study will result in a highly feedstock flexible means of producing steel in developing areas with attractive economics and environmental characteristics. Positive results from this funded study could lead to a joint venture business that would be a first of its kind in this industry. We have targeted this market segment as a key global business vertical growth platform for our technology. Additionally, in January 2013 we announced a similar agreement with a confidential customer to study the optimal use of renewable feedstock combinations for the production of “green chemicals”. These feedstocks may include auto shredder residue, refuse-derived fuels and other waste materials that can be efficiently and cost-effectively used to produce valuable chemicals. The plants being contemplated are expected to have an attractive environmental footprint as they would process these waste streams with an exceptionally low emissions profile. In addition, these plants have the potential to include carbon capture capability. Recently, we have also been evaluating small scale power applications to validate the potential market and seek initial customers for small scale power plants using our technology in combination with small scale gas turbine engines. We have had increasing interest in using our technology for small scale power generation in regions where conventional fuels are scarce or expensive.

Our China-centric business platform (“SES China”) is intended to be a stand-alone, self-funding business platform that will encompass all current and future SES business activities and initiatives in China, including our Yima Joint Venture. We also entered into a consulting services agreement with Crystal Vision Energy Limited (“CVE”), pursuant to which CVE will provide executive leadership and management services focused upon delivering key objectives for SES China over the next 12 months, including (i) restructuring of the ZZ plant; (ii) development of methanol sales from the Yima Joint Venture plant; and (iii) delivering SES China subsidiary level funding and financing required for acquisition initiatives currently under development by SES China. In addition, CVE will assist SES China to secure a full time chief executive officer with significant experience in both managing an infrastructure business in China, as well as successfully executing and integrating mergers and acquisitions. We have established a senior level executive steering committee for SES China, led by Colin Tam of CVE, which reports to our chief executive officer. As part of the services provided by CVE, Stephen Chow, a representative of CVE, will act as the Managing Director of SES China. We believe the formation of SES China will enable us to attract financially strong and highly skilled Chinese partners which desire to invest into the growth of China’s clean energy space and who recognize the opportunity afforded by our technology capability and business model. Business verticals that we can address through SES China include ammonia retrofit projects, clean coal-to-chemicals projects, clean renewable fuels and power businesses, direct reduced iron for the steel industry, and for longer term value creation, larger scale SNG projects utilizing our low rank coal resources and biomass.

We are also actively pursuing new project partners to invest in our ongoing development efforts and may possibly be expanding both the size and scope of our ZZ Joint Venture plant. The Yima Joint Venture plant’s final stages of construction and its commissioning are progressing well and most sections of the plant are either complete or more than 90% complete. In December 2012, the plant produced its first methanol and expects to be ramping up methanol production to annual production of 210,000 tonnes, or about 70% of the plant’s capacity, as it completes all the remaining commissioning and start-up steps throughout the first half of calendar year 2013. The plant is designed to produce 300,000 tonnes per year of methanol from two operating gasifiers. Any delays in the final work on construction or commissioning could cause delays in methanol production. The Yima Joint Venture plant is being closely watched by our potential customers and partners in China and globally, and we expect the Yima project to be a major catalyst for securing much of the new business we have been developing.

We believe that the ZZ Joint Venture plant has achieved significant success demonstrating our technology as well as our technical and operating capabilities. We are of the view that by improving financial performance and reducing operating costs at the ZZ Joint Venture plant our overall financial performance can be improved. To date, Xuecheng Energy has been unable to off take the volume of syngas originally expected for the original plant design and as a result the plant has incurred operating losses. We do not foresee this situation changing significantly in the near term. Because of this, the ZZ Joint Venture is working on various arrangements to increase the syngas off take volume. Such arrangements involve a combination of technical improvement to Xuecheng Energy’s methanol unit, as well as restructuring the current business arrangement to create an integrated syngas to methanol operation. In December 2011, we entered into a framework agreement with Xuecheng Energy pursuant to which we and Xuecheng Energy are working collaboratively to complete a definitive agreement that will provide the basis for a fully integrated syngas to methanol operation and to resolve the commercial issues. Discussions regarding the nonpayment of the contractual capacity fees and the restructuring of the joint venture are ongoing. In the event that we are not successful reaching agreement with Xuecheng Energy, we will seek to recover the outstanding capacity fees through binding arbitration.

Despite our work with Xuecheng Energy on improving financial performance and reducing costs, Xuecheng Energy has not made the capacity fee payments to the ZZ Joint Venture since April 2011 as described under “—Results of Operation.” The unpaid amount totals approximately $6.8 million as of December 31, 2012. Although we are continuing to work with Xuecheng Energy on alternatives to resolve the issue, there can be no assurances that we will collect these amounts. In late September 2011, both the Xuecheng Energy methanol plant and the ZZ Joint Venture plant were shut down for scheduled maintenance and, as noted above, the ZZ Joint Venture plant has been kept idle while we develop a revised commercial arrangement with Xuecheng Energy. In March 2012, Xuecheng Energy advanced approximately $1.0 million towards future costs of the revised commercial arrangement. In September 2012, Xuecheng Energy advanced an additional $0.8 million to the ZZ Joint Venture.

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

In addition, we have continued to work with Midas in identifying other sources of low quality coals around the world, primarily in Asia, to develop additional projects for SRS utilizing our technology. Our primary focus for SRS is to acquire ownership positions in low quality coal resources that can then be used as fuel feedstock for high value products such as SNG, in projects using our technology, and to facilitate the development of these projects with industry partners in regions where gas prices are based on expensive LNG. In December 2012, SRS suspended a majority of its expenses until the financial markets for coal resources improve.

Although the agreement with ZJX and China Energy was not extended at March 31, 2012, we and ZJX have continued to keep the Agreement in effect. Although we believe that ZJX remains active in securing the funding for China Energy with various investor groups, we cannot predict the likelihood of ZJX’s success with this effort or the amount of time it could take to close the transaction. We also expect than a transaction, if any, which is untimately entered into with ZJX may be on different terms than previously disclosed.

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

ZZ Joint Venture Plant Impairment Analysis

Due to the economic trends that have significantly affected commodity prices including methanol, Xuecheng Energy’s refusal to pay capacity fees owed to the ZZ Joint Venture and the ZZ Joint Venture plant’s operating losses to-date, we believed an impairment assessment of the ZZ Joint Venture plant was warranted as of June 30, 2012. We performed an analysis of the ZZ Joint Venture plant and determined that these assets were not impaired based upon management’s estimated cash flow projections for the plant. Such estimated cash flow projections included a case based on the completion of the ongoing negotiations between us and Xuecheng Energy to restructure the current business arrangement to create an integrated syngas to methanol operation. This restructuring would include a combination of technical improvements being made to Xuecheng Energy’s methanol unit allowing for increased syngas off-take and other repairs and improvements being made to the plant enabling more efficient joint production of methanol. An alternative case was based on developing an additional downstream facility to produce glycol. This case assumes the additional capital investment is made by a strategic partner and that we retain a minority interest in the combined project. If we are not successful in restructuring the joint venture or otherwise improving the ZZ Joint Venture’s profitability, or if management’s estimated cash flow projections for these assets decrease, the ZZ Joint Venture plant could become impaired which could have a material effect on our consolidated financial statements. As no significant changes occurred during the six months ended December 31, 2012, an updated impairment assessment was not necessary as of December 31, 2012.

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

We have determined that the GC Joint Venture is a VIE and have determined that we are the primary beneficiary since we have a 51% ownership interest in the GC Joint Venture and since there are no qualitative factors that would preclude us from being deemed the primary beneficiary.

Recently Issued Accounting Standards

In June 2011, the FASB issued new guidance on the presentation of comprehensive income. The new guidance allows an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders equity. This new guidance is effective for fiscal years beginning after December 15, 2011, however the provision of the new guidance which requires reclassifications out of comprehensive income be shown separately in the financial statements was deferred to allow the FASB to reconsider alternatives. We adopted these requirements as of July 1, 2012.

In July 2012 the FASB issued ASU 2012-02: Intangibles: Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment (Topic 350) which is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. This update is intended to reduce cost and complexity by providing an entity with the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative impairment test. We do not expect the adoption of this guidance to have a significant impact on our consolidated financial statements.

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

Interest rate risk

We are exposed to interest rate risk through our loan with ICBC. Interest under this loan is adjusted annually based upon the standard rate announced each year by the People’s Bank of China. As of December 31, 2012, the applicable interest rate was 7.05%. We could also be exposed to the risk of rising interest rates through our future borrowing activities. This is an inherent risk as borrowings mature and are renewed at then current market rates. The extent of this risk as to our ICBC loan, or any future borrowings, is not quantifiable or predictable because of the variability of future interest rates.

Customer credit risk

When our projects other than the ZZ Joint Venture plant progress to commercial production, we will be exposed to the risk of financial non-performance by customers. To manage customer credit risk, we intend to monitor credit ratings of customers and seek to minimize exposure to any one customer where other customers are readily available. As of December 31, 2012, Xuecheng Energy, a related party, is our only customer for syngas sales and as such, we are exposed to significant customer credit risk due to this concentration. In addition, as described under “–Results of Operation,” Xuecheng Energy has not made the capacity fee payments to the ZZ Joint Venture since April 2011. The unpaid amount totals approximately $6.8 million as of December 31, 2012. Although we are continuing to work with Xuecheng Energy on alternatives to resolve the issue, there can be no assurances that we will collect these amounts. Our revenue and results of operations would be adversely affected if Xuecheng Energy continues to not pay the capacity fee or if we are otherwise unable to retain Xuecheng Energy as a customer and secure new customers and we may need to shut down the ZZ Joint Venture plant for a period of time until we are able to either find an alternative purchaser of our production or a different use for the plant.

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

Our management, with the participation of the Chief Executive Officer and the Chief Accounting Officer, assessed the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2012. Based upon that evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2012.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 18, 2012, we entered into a Share Purchase Agreement, or the Hongye Agreement with Hongye International Investment Group Co., Ltd., or Hongye, pursuant to which Hongye would acquire 6,175,093 shares, or the Hongye Shares, of our common stock for $1.50 per share, for an aggregate purchase price of $9,262,639, and entered into a Share Purchase Agreement, or the Zhongmo Agreement, and together with the Hongye Agreement, the Agreements, with Shanghai Zhongmo Investment Management Co., Ltd., or Zhongmo, pursuant to which Zhongmo would acquire 4,177,335 shares, or the Zhongmo Shares, and together with the Hongye Shares, the Shares of our common stock for $1.50 per share, for an aggregate purchase price of $6,266,002. On September 21, 2012, we received gross proceeds of approximately $8.7 million from Hongye and issued 5,777,700 of the Hongye Shares to Hongye. On October 10, 2012, we received gross proceeds of approximately $6.3 million from Zhongmo and issued the Zhongmo Shares to Zhongmo. Also, on October 16, 2012, we received gross proceeds of approximately $596,000 from Hongye and issued the remaining 397,393 of the Hongye Shares to Hongye. The securities were sold pursuant to exemptions under the Securities Act and the rules and regulations promulgated thereunder, including pursuant to Section 4(2) of the Securities Act.

On January 7, 2013, we issued 259,079 shares of common stock to Crystal Vision Energy as compensation pursuant to the terms of our consulting agreement with them. The securities were sold pursuant to exemptions under the Securities Act and the rules and regulations promulgated thereunder, including pursuant to Section 4(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information.

None.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. All statements other than statements of historical fact are forward-looking statements. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected. Among those risks, trends and uncertainties are the development stage of our operations, our estimate of the sufficiency of existing capital sources, our ability to successfully develop our licensing business, our ability to raise additional capital to fund cash requirements for future investments and operations including our China platform initiative, our ability to reduce operating costs, the limited history and viability of our technology, commodity prices and the availability and terms of financing opportunities, our results of operations in foreign countries, our ability to diversify, our ability to complete the restructuring of the ZZ joint venture, our ability to obtain the necessary approvals and permits for our future projects, the estimated timetables for achieving mechanical completion and commencing commercial operations for the Yima project as well as the ability of the Yima project to produce revenues and earnings, the sufficiency of internal controls and procedures and our ability to grow our business as a result of our proposed china platform initiative and our relationship with Crystal Vision Energy, as well as our joint venture with Midas Resource Partners. Although we believe that in making such forward-looking statements our expectations are based upon reasonable assumptions, such statements may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. We cannot assure you that the assumptions upon which these statements are based will prove to have been correct.

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

Item 6. Exhibits

Number	Description of Exhibits

10.1	Consulting Services Agreement between the Company and Crystal Vision Energy Limited dated effective January 1, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 27, 2012).

31.1*	Certification of Chief Executive Officer of Synthesis Energy Systems, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer of Synthesis Energy Systems, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer of Synthesis Energy Systems, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2*	Certification of Chief Financial Officer of Synthesis Energy Systems, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

*	Filed herewith.
**	In accordance with Rule 406T of Regulation S-T, the XBRL information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 12, 2013	SYNTHESIS ENERGY SYSTEMS, INC.

	By:	/s/ Robert Rigdon
Robert Rigdon
President and Chief Executive Officer

Date: February 12, 2013	By:	/s/ Kevin Kelly
Kevin Kelly
Chief Accounting Officer,
Controller and Secretary