Form 10-Q
period 2013-03-31
SYNTHESIS ENERGY SYSTEMS INC
filed 2013-05-13
CIK 1375063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: ________ to: ________

Commission file number: 001-33522

________________

SYNTHESIS ENERGY SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-2110031
(State of Incorporation)	(I.R.S. Employer Identification No.)

Three Riverway, Suite 300, Houston, Texas	77056
(Address of principal executive offices)	(Zip code)

________________

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

Yes ☐ No ☒

As of May 7, 2013 there were 63,437,907 shares of the registrant’s common stock, par value $.01 per share, outstanding.

TABLE OF CONTENTS

Page
PART 1. Financial Information

Item 1. Financial Statements	1

Consolidated Balance Sheets as of March 31, 2013 and June 30, 2012 (unaudited)	1

Consolidated Statements of Operations for the Three Months Ended March 31, 2013 and 2012 (unaudited)	2

Consolidated Statements of Operations for the Nine Months Ended March 31, 2013 and 2012 and the period from November 4, 2003 (inception) to March 31, 2013 (unaudited)	3

Consolidated Statements of Comprehensive Loss for the Three and Nine Months ended March 31, 2013 and 2012 and the period from November 4, 2003 (inception) to March 31, 2013 (unaudited)	4

Consolidated Statements of Cash Flows for the Nine Months ended March 31, 2013 and 2012 and the period from November 4, 2003 (inception) to March 31, 2013 (unaudited)	5

Consolidated Statements of Stockholders’ Equity for the period from June 30, 2012 to March 31, 2013 (unaudited)	6

Notes to the Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3. Quantitative and Qualitative Disclosure about Market Risk	35

Item 4. Controls and Procedures	36

PART II. Other Information

Item 1. Legal Proceedings	37

Item 1A. Risk Factors	37

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3. Defaults Upon Senior Securities	37

Item 4. Mine Safety Disclosures	37

Item 5. Other Information	37

Item 6. Exhibits	39

PART I

Item 1. Financial Statements

SYNTHESIS ENERGY SYSTEMS, INC.

(A Development Stage Enterprise)

Consolidated Balance Sheets

(In thousands, except per share amount)

(Unaudited)

	March 31, 2013	June 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$18,462	$18,035
Accounts receivable	72	316
Prepaid expenses and other currents assets	2,457	2,015
Inventory	23	23

Total current assets	21,014	20,389

Property, plant and equipment, net	32,683	33,942
Intangible asset, net	1,068	1,126
Investment in Yima joint ventures	33,043	33,340
Other long-term assets	3,823	4,050

Total assets	$91,631	$92,847

LIABILITIES AND EQUITY
Current liabilities:
Accrued expenses and accounts payable	$6,935	$8,080
Current portion of long-term bank loan	2,393	2,435

Total current liabilities	9,328	10,515

Long-term bank loan	—	2,372

Total liabilities	9,328	12,887

Commitments and contingencies

Equity:
Stockholders’ common stock, $0.01 par value: 200,000 shares authorized: 63,420 and 52,022 shares issued and outstanding, respectively	634	520
Additional paid-in capital	223,479	207,345
Deficit accumulated during development stage	(146,073)	(131,808)
Accumulated other comprehensive income	5,128	4,802
Total stockholders’ equity	83,168	80,859
Noncontrolling interests in subsidiaries	(865)	(899)

Total equity	82,303	79,960

Total liabilities and equity	$91,631	$92,847

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.

(A Development Stage Enterprise)

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2013	2012

Revenue:
Product sales and other — related parties	$—	$—
Technology licensing and related services	303	100
Total revenue	303	100

Costs and Expenses:
Costs of sales and plant operating expenses	275	246
General and administrative expenses	3,331	3,702
Stock-based compensation expense	1,195	348
Depreciation and amortization	576	622

Total costs and expenses	5,377	4,918

Operating loss	(5,074)	(4,818)

Non-operating (income) expense:
Equity in losses of joint ventures	242	410
Foreign currency (gain) loss	22	(2)
Interest income	(12)	(15)
Interest expense	74	140

Net loss	(5,400)	(5,351)

Net (income) loss attributable to noncontrolling interests	20	(9)

Net loss attributable to stockholders	$(5,380)	$(5,360)

Net loss per share:
Basic and diluted	$(0.09)	$(0.11)

Weighted average common shares outstanding:
Basic and diluted	63,007	50,864

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.

(A Development Stage Enterprise)

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

			November 4, 2003
	Nine Months Ended		(inception) to
	March 31,		March 31,
	2013	2012	2013

Revenue:
Product sales and other — related parties	$—	$2,121	$21,511
Technology licensing and related services	387	571	3,220
Other	—	86	607
Total revenue	387	2,778	25,338

Costs and Expenses:
Costs of sales and plant operating expenses	538	4,330	32,890
General and administrative expenses	9,552	9,901	96,172
Asset impairment losses	—	—	9,075
Stock-based compensation expense	1,467	707	23,340
Depreciation and amortization	1,722	1,903	13,839

Total costs and expenses	13,279	16,841	175,316

Operating loss	(12,892)	(14,063)	(149,978)

Non-operating (income) expense:
Equity in losses of joint ventures	1,159	1,244	3,443
Foreign currency gains	(26)	(617)	(2,379)
Interest income	(41)	(78)	(3,177)
Interest expense	249	466	3,528

Net loss	(14,233)	(15,078)	(151,393)

Net (income) loss attributable to noncontrolling interests	(32)	132	5,320

Net loss attributable to stockholders	$(14,265)	$(14,946)	$(146,073)

Net loss per share:
Basic and diluted	$(0.24)	$(0.29)	$(3.66)

Weighted average common shares outstanding:
Basic and diluted	59,080	50,861	39,873

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.

(A Development Stage Enterprise)

Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

					November 4, 2003 (inception)
	Three Months Ended March 31,		Nine Months Ended March 31,		to March 31,
	2013	2012	2013	2012	2013
Net loss, as reported	$(5,400)	$(5,351)	$(14,233)	$(15,078)	$(151,393)
Cumulative translation adjustment	148	62	328	1,179	5,126
Comprehensive loss	(5,252)	(5,289)	(13,905)	(13,899)	(146,267)
Less comprehensive (income) loss attributable to noncontrolling interests	24	(8)	(34)	140	5,320
Comprehensive loss attributable to the Company	$(5,228)	$(5,297)	$(13,939)	$(13,759)	$(140,947)

See accompanying notes to the consolidated financial statements

SYNTHESIS ENERGY SYSTEMS, INC.

(A Development Stage Enterprise)

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

			November 4, 2003
	Nine Months Ended		(inception) to
	March 31,		March 31,
	2013	2012	2013

Cash flows from operating activities:
Net loss	$(14,233)	$(15,078)	$(151,393)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,467	707	23,340
Depreciation of property, plant and equipment	1,561	1,737	12,389
Amortization of intangible and other assets	161	166	1,450
Equity in losses of joint ventures	1,159	1,244	3,443
Foreign currency gains	(26)	(617)	(2,379)
(Gain) loss on disposal of property, plant and equipment	1	(12)	167
Asset impairment losses	—	—	9,075
Changes in operating assets and liabilities:
Accounts receivable	245	2,508	128
Prepaid expenses and other current assets	(421)	(737)	(1,715)
Inventory	2	(8)	(560)
Other long-term assets	(87)	(580)	(1,440)
Accrued expenses and payables	(228)	1,360	2,598
Net cash used in operating activities	(10,399)	(9,310)	(104,897)
Cash flows from investing activities:
Capital expenditures	(12)	(50)	(38,107)
Equity investment in joint ventures	(581)	(520)	(32,209)
Purchase of marketable securities	—	—	(45,000)
Redemption of marketable securities	—	—	45,000
GTI license royalty – Yima joint ventures	—	—	(1,500)
ExxonMobil license royalty	—	—	(1,250)
Proceeds from sale of fixed assets	—	—	7
Restricted cash – redemptions of certificates of deposit	—	—	(50)
Amendment to GTI license rights	—	—	(500)
Purchase of land use rights	—	—	(1,896)
Receipt of Chinese governmental grant	—	—	556
Project prepayments	—	—	(3,210)
Net cash used in investing activities	(593)	(570)	(78,159)
Cash flows from financing activities:
Payments on long-term bank loan	(2,443)	(2,435)	(11,750)
Proceeds from long-term bank loan	—	—	12,081
Refund of advance toward sale of common stock	(1,000)	—	—
Proceeds from exercise of (repurchase of) stock options, net	—	(30)	921
Proceeds from issuance of common stock, net	14,877	—	194,846
Prepaid interest	—	—	(276)
Financing costs	—	—	(143)
Contributions from noncontrolling interest partners	—	—	4,456
Loans from shareholders	—	—	11
Net cash provided by (used in) financing activities	11,434	(2,465)	200,146
Net increase (decrease) in cash	442	(12,345)	17,090
Cash and cash equivalents, beginning of period	18,035	32,176	—
Effect of exchange rates on cash	(15)	15	1,372
Cash and cash equivalents, end of period	$18,462	$19,846	$18,462

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.

(A Development Stage Enterprise)

Consolidated Statement of Stockholder’s Equity

(In thousands)

(Unaudited)

	Common Stock			Deficit Accumulated During the	Accumulated Other	Non-
	Shares	Common Stock	Additional Paid-in Capital	Development Stage	Comprehensive Income	controlling Interest	Total
Balance at June 30, 2012	52,022	$520	$207,345	$(131,808)	$4,802	$(899)	$79,960
Net income (loss)	—	—	—	(14,265)	—	32	(14,233)
Currency translation adjustment	—	—	—	—	326	2	328
Comprehensive loss	—	—	—	—	—	—	(13,905)
Net proceeds from issuance of common stock	11,195	111	14,670	—	—	—	14,781
Stock-based compensation	—	1	1,466	—	—	—	1,467
Exercise of stock options	203	2	(2)	—	—	—	—
Balance at March 31, 2013	63,420	$634	$223,479	$(146,073)	$5,128	$(865)	$82,303

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 — Summary of Significant Accounting Policies

(a) Organization and description of business

Synthesis Energy Systems, Inc. (“SES”), together with its wholly-owned and majority-owned controlled subsidiaries (collectively, the “Company”) is a development stage global energy and gasification technology company that provides products and solutions to the energy and chemical industries. The Company’s business is to create value by supplying technology, equipment and services into projects where lower cost low quality coals, coal wastes, municipal wastes, agricultural biomass, and other biomass feedstocks can be profitably converted through our proprietary fluidized bed gasification technology into synthesis gas, or syngas (a mixture of primarily hydrogen, carbon monoxide, and methane), which is then used to produce high value products. The Company’s initial projects to date have been focused on coal, but it intends to pursue other project opportunities relating to municipal wastes, agricultural biomass, and other biomass feedstocks as it continues to develop its business. The Company’s technology is originally based on the U-GAS® process developed by the Gas Technology Institute and the Company has augmented and differentiated the technology through design, detailed engineering, constructing, starting up and operating two commercial plants in China. The Company’s headquarters are located in Houston, Texas.

(b) Basis of presentation and principles of consolidation

The consolidated financial statements for the periods presented are unaudited and reflect all adjustments, consisting of normal recurring items, which management considers necessary for a fair statement. Operating results for the three month and nine month periods ended March 31, 2013 are not necessarily indicative of results to be expected for the fiscal year ending June 30, 2013.

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

The Company has determined that the ZZ Joint Venture is a VIE and has determined that the Company is the primary beneficiary. In making the initial determination, the Company considered, among other items, the change in profit distribution between the Company and Shandong Weijiao Group Xuecheng Energy Company Ltd., (“ Xuecheng Energy”) (previously Hai Hua), after 20 years. The expected negative variability in the fair value of the ZZ Joint Venture’s net assets was considered to be greater during the first 20 years of the ZZ Joint Venture’s life, which coincided with our original 95% profit/loss allocation, versus the latter 30 years in which the Company’s profit/loss allocation will be reduced to 10%. As the result of an amendment to the ZZ Joint Venture agreement in 2010, the profit distribution percentages will remain in place after the first 20 years, providing further support to the determination that the Company is the primary beneficiary. In addition, the Company considered whether the terms of the syngas purchase and sale agreement with Xuecheng Energy contained a lease. The factors considered included (i) the Company’s ability to operate and control the plant during the initial 20 years; and (ii) whether it was more than remote that one or more parties other than Xuecheng Energy would purchase more than a minor amount (considered to be 10%) of the plant’s output during the term of the syngas purchase and sale agreement. Because the Company determined that the syngas purchase and sale agreement did not contain a lease, the Company accounts for the revenues from that agreement in accordance with the Company’s revenue recognition policy for product sales.

The following tables provide additional information on the ZZ Joint Venture’s assets and liabilities as of March 31, 2013 and June 30, 2012 which are consolidated within the Company’s consolidated balance sheets (in thousands):

	March 31, 2013
	Consolidated	ZZ Joint Venture (1)	%(2)

Current assets	$21,014	$212	1%
Long-term assets	70,617	34,746	49%
Total assets	$91,631	$34,958	38%

Current liabilities	$9,328	$4,402	47%
Long-term liabilities	—	—	—
Equity	82,303	30,556	37%
Total liabilities and equity	$91,631	$34,958	38%

	June 30, 2012
	Consolidated	ZZ Joint Venture (1)	%(2)

Current assets	$20,389	$575	3%
Long-term assets	72,458	36,937	50%
Total assets	$92,847	$37,512	40%

Current liabilities	$10,515	$3,793	36%
Long-term liabilities	2,372	2,372	100%
Equity	79,960	31,347	39%
Total liabilities and equity	$92,847	$37,512	40%

(1)	Amounts reflect information for ZZ Joint Venture and exclude intercompany items.
(2)	ZZ Joint Venture’s percentage of the amount on the Company’s consolidated balance sheets.

The Company has determined that the Yima Joint Ventures are VIEs and that Yima, the joint venture partner, is the primary beneficiary since Yima has a 75% ownership interest in the Yima Joint Ventures and has the power to direct the activities of the VIE that most significantly influence the VIE’s performance.

The Company has determined that SES Resource Solutions, Ltd. (“SRS”) that was formed in June 2011 is a VIE and that the Company is not the primary beneficiary since neither the Company nor Midas Resources AG control SRS due to each having 50% ownership interest in SRS and each sharing control, risks and benefits of SRS equally. SRS had no assets or liabilities as of March 31, 2013.

The Company’s joint venture with Golden Concord (“GC Joint Venture”) was formed to (i) develop, construct and operate a coal gasification, methanol and dimethyl either (“DME”) production plant utilizing U-GAS®. The GC Joint Venture project is not currently being developed. The Company has determined that the GC Joint Venture is a VIE and has determined that it is the primary beneficiary since the Company has a 51% ownership interest in the GC Joint Venture and since there are no qualitative factors that would preclude the Company from being deemed the primary beneficiary. Although the Company includes the financial information of the GC Joint Venture in its consolidated financial statements, there are no significant assets within the GC Joint Venture. There were however current liabilities of approximately $1.2 million as of March 31, 2013 and June 30, 2012 related to unpaid settlements of amounts due to various contractors from the initial construction work for the project.

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

The Company’s financial assets and liabilities are classified based on the lowest level of input that is significant for the fair value measurement. The following table summarizes the valuation of the Company’s financial assets by pricing levels, as of March 31, 2013 and June 30, 2012 (in thousands):

	March 31, 2013
	Level 1	Level 2		Level 3	Total
Assets:
Certificates of Deposit	$—	$50	(1)	$—	$50
Money Market Funds	—	16,743	(2)	—	16,743

	June 30, 2012
	Level 1	Level 2		Level 3	Total
Assets:
Certificates of Deposit	$—	$50	(1)	$—	$50
Money Market Funds	—	15,957	(2)	—	15,957

(1)	Amount included in current assets on the Company’s consolidated balance sheets.
(2)	Amount included in cash and cash equivalents on the Company’s consolidated balance sheets.

The carrying values of the certificates of deposit and money market funds approximate fair value, which was estimated using quoted market prices for those or similar investments. The carrying value of the Company’s other financial instruments, including accounts receivable, accounts payable and long-term debt, approximate their fair values.

Note 2 – Recently Issued Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance on the presentation of comprehensive income. The new guidance allows an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders equity. This new guidance is effective for fiscal years beginning after December 15, 2011, however the provision of the new guidance which requires reclassifications out of comprehensive income be shown separately in the financial statements has been deferred to allow the FASB to reconsider alternatives. The Company adopted these requirements as of July 1, 2012.

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

Note 3 – Joint Ventures

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

Syngas Purchase and Sale Agreement

The ZZ Joint Venture is also party to a purchase and sale agreement with Xuecheng Energy for syngas produced by the plant, whereby Xuecheng Energy will pay the ZZ Joint Venture an energy fee and capacity fee, as described below, based on the syngas production. The syngas to be purchased by Xuecheng Energy is subject to certain quality component requirements set forth in the contract. In late December 2008, the plant declared commercial operations status for purposes of the purchase and sale agreement. The energy fee is a per normal cubic meters, or Ncum, of syngas calculation based on a formula which factors in the monthly averages of the prices of design base coal, coke, coke oven gas, power, steam and water, all of which are components used in the production of syngas. The capacity fee is paid based on the capacity of the plant to produce syngas, factoring in the number of hours (i) of production and (ii) of capability of production as compared to the guaranteed capacity of the plant, which for purposes of the contract is 22,000 Ncum per hour of net syngas. Xuecheng Energy is obligated to pay the capacity fee regardless of whether they use the gasification capacity, subject only to availability of the plant, quality of the syngas and exceptions for certain events of force majeure. Due to worldwide reductions in methanol prices, as well as reliability issues with respect to Xuecheng Energy’s plant, Xuecheng Energy has operated at a reduced rate of syngas consumption. Xuecheng Energy has used approximately 35% to 45% of the syngas guarantee capacity from 2009 until September 2011 when the plant was shut down.

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

Since April 2011, Xuecheng Energy has not paid the capacity fees owed to the ZZ Joint Venture. The unpaid amount totaled approximately $7.9 million as of March 31, 2013. The plant continued to operate and provide syngas to Xuecheng Energy through September 2011 with the expectation that Xuecheng Energy would pay the capacity fee. Xuecheng Energy has paid other contractual obligations such as the energy fees and by-product sales due under the contract. Since April 2011, the Company has not recognized these capacity fee revenues and will not recognize any capacity fees until collection is reasonably assured. In late September 2011, the plant was shut down for scheduled maintenance and the ZZ Joint Venture plant has been kept idle while the ZZ Joint Venture develops its revised commercial arrangement with Xuecheng Energy. In March 2012, Xuecheng Energy advanced approximately $1.0 million to the ZZ Joint Venture. In September 2012, Xuecheng Energy advanced an additional approximately $0.8 million to the ZZ Joint Venture. These advances are to be applied to the costs of the future commercial arrangements or to future syngas sales. Until the ZZ Joint Venture generates sufficient cash flows to cover its operating costs and debt service, the Company will also need to make additional contributions to the ZZ Joint Venture in order for it to meet its obligations, including the outstanding balance under the loan with the Industrial and Commercial Bank of China (“ICBC”).

To date, Xuecheng Energy has been unable to off take the volume of syngas originally expected for the original plant design and as a result the plant has incurred operating losses. Because of these circumstances, the ZZ Joint Venture is working on various arrangements to increase the syngas off take volume. Such arrangements involve a combination of technical improvements to Xuecheng Energy’s methanol unit, as well as restructuring the current business arrangement to create an integrated syngas to methanol operation. The Company and Xuecheng Energy are working collaboratively to complete a definitive agreement that will provide the basis for a fully integrated syngas to methanol operation and to resolve the commercial issues. Discussions regarding the nonpayment of the contractual capacity fees and the restructuring of the joint venture are progressing. The Company intends to restart the ZZ Joint Venture as soon as feasible after all commercial agreements are completed. However, in the event that the Company is not successful in reaching agreement with Xuecheng Energy, the Company may seek to recover the outstanding capacity fees through binding arbitration.

Additionally, the Company is also evaluating alternative products and partnership structures for a possible expansion of the ZZ Joint Venture plant for its longer term use. In 2010, the Company received the necessary government approval for an expansion and this project is under evaluation by the Company. The Company is also evaluating certain new downstream technologies to produce higher value products.

Loan Agreement

On March 22, 2007, the ZZ Joint Venture entered into a seven-year loan agreement and received $12.6 million of loan proceeds pursuant to the terms of a Fixed Asset Loan Contract with ICBC to complete the project financing for the ZZ Joint Venture. Key terms of the Fixed Asset Loan Contract with ICBC are as follows:

•	Term of the loan is seven years from the commencement date (March 22, 2007) of the loan;

•	Interest is adjusted annually based upon the standard rate announced each year by the People’s Bank of China, and as of March 31, 2013, the applicable interest rate was 6.55% and is payable monthly;

•	Principal payments of RMB 7.7 million (approximately $1.2 million based on current currency exchange rates) are due in March and September of each year beginning on September 22, 2008 and ending on March 31, 2014;

•	Xuecheng Energy is the guarantor of the entire loan;

•	Assets of the ZZ Joint Venture are pledged as collateral for the loan;

•	Covenants include, among other things, prohibiting pre-payment without the consent of ICBC and permitting ICBC to be involved in the review and inspection of the ZZ Joint Venture plant; and

•	Subject to customary events of default which, should one or more of them occur and be continuing, would permit ICBC to declare all amounts owing under the contract to be due and payable immediately.

As of March 31, 2013, the ZZ Joint Venture was in compliance with all covenants and obligations under the Fixed Asset Loan Contract.

Impairment Assessment

Due to the continued shut down of the plant and new economic and financial assumptions based on recent negotiations of an agreement with Xuecheng Energy, the Company believed an impairment assessment of the ZZ Joint Venture plant was warranted as of March 31, 2013. The Company performed an analysis of the ZZ Joint Venture plant and determined that these assets were not impaired based upon management’s estimated cash flow projections for the plant. Such estimated cash flow projections included a case based on the completion of the ongoing negotiations between the Company and Xuecheng Energy to restructure the current business arrangement to create an integrated syngas to methanol operation. This restructuring would include a combination of technical improvements being made to Xuecheng Energy’s methanol unit allowing for increased syngas off-take and other repairs and improvements being made to the plant enabling more efficient joint production of methanol for a five-year period. After this period, this case assumes that an additional downstream facility to produce a higher value product such as glycol is developed with the additional capital investment made by a strategic partner and that the Company retains a minority interest in the combined project. An alternative case assumed the same five-year period of the same integrated syngas to methanol operation as the prior case but that the ZZ Joint Venture plant’s assets are sold after the five-year period. If the Company is not successful in restructuring the joint venture or otherwise improving the ZZ Joint Venture’s profitability, or if management’s estimated cash flow projections for these assets decrease, the ZZ Joint Venture plant could become impaired which could have a material effect on the Company’s consolidated financial statements.

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

The Yima Joint Venture plant’s start-up and commissioning are progressing as all three of the gasifiers have been operated at various ranges of throughput and pressure. The current focus is on completing commissioning of the downstream units that prepare the syngas for methanol production as well as the continued commissioning of the methanol production unit itself. The plant is designed to produce 300,000 tonnes per year of methanol from two operating gasifiers. Any delays in the start-up or commissioning could cause delays in methanol production.

Based on the project’s current scope of methanol only, the current estimate of the total required capital of the project is approximately $250 million. The remaining capital for the project has been funded with by project debt obtained by the Yima Joint Ventures. Yima has agreed to guarantee the project debt in order to secure debt financing from domestic Chinese banking sources. The Company has agreed to pledge to Yima its ownership interests in the joint ventures as security for its obligations under any project guarantee.

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

The Company’s equity in losses of the Yima Joint Ventures for the three-month and nine month periods ended March 31, 2013 and 2012 were $0.2 million, $0.6 million, $0.2 million and $0.6 million, respectively. The following table presents summarized unconsolidated financial information for the Yima Joint Ventures (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Income statement data:

Revenue	$—	$—	$—	$—
Operating loss	(839)	(988)	(2,956)	(3,061)
Net loss	(815)	(870)	(2,310)	(2,581)

Balance sheet data:	March 31, 2013	June 30, 2012

Current assets	$43,667	$74,154
Noncurrent assets	266,782	174,165
Current liabilities	74,860	29,247
Noncurrent liabilities	106,004	91,491

SES Resource Solutions

SRS is a joint venture owned 50% by the Company and 50% by Midas Resources AG, or Midas, that was formed in June 2011 to provide additional avenues of commercialization for the Company’s U-GAS ® technology. Key objectives of the joint venture are to identify and procure low cost, low rank coal resources for which the Company’s technology and the SRS’ know-how represent the best route to commercialization; to provide investment opportunities in both gasification facilities and coal resources; and to facilitate the establishment of gasification projects globally based on the Company’s technology. Terms of the SRS joint venture agreement include:

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

As of March 31, 2013, the Company had funded approximately $1.7 million to SRS. In December 2012, SRS suspended its activities due to the unavailability of financing for coal resources, therefore the Company’s contributions to SRS are expected to be minimal until its activities resume.

The Company’s investment in SRS is accounted for using the equity method. SRS has no assets or liabilities as amounts are funded by the Company as costs are incurred. The following table presents summarized unconsolidated income statement data for SRS (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Income statement data:

Revenue	$—	$—	$—	$—
Operating loss	(77)	(386)	(1,163)	(1,202)
Net loss	(77)	(386)	(1,163)	(1,202)

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

Note 5 – Consulting Agreement with Crystal Vision Energy

Effective January 1, 2013, the Company entered into a consulting services agreement (the “Agreement”) with Crystal Vision Energy Limited (“CVE”), pursuant to which CVE will provide strategic, executive leadership and management services for the Company and its China business platform. The Agreement replaces a prior services agreement that the Company had in place with CVE dated effective April 1, 2012. The Agreement includes providing representatives for a steering committee to advise on the Company’s China business (“SES China”) and providing a managing director to advise and consult as to the management of such business. The Agreement has a term of two years, ending on December 31, 2014, but is terminable by (i) either party on 30 days’ notice at any time after November 30, 2013 and (ii) the Company at any time without further obligation with cause (as defined in the Agreement).

Under terms of the Agreement, CVE will provide executive leadership and management services focused upon delivering key objectives for SES China over the next 12 months, including (i) restructuring of the ZZ Joint Venture plant; (ii) development of methanol sales from the Yima Joint Venture plant; and (iii) delivering SES China subsidiary level funding and financing required for acquisition initiatives currently under development by SES China. In addition, CVE will assist SES China to secure a full time chief executive officer with significant experience in managing an infrastructure business in China, as well as successfully executing and integrating mergers and acquisitions. The Company has a senior level executive steering committee for SES China, led by Colin Tam of CVE, which reports to the Company’s chief executive officer. As part of the services provided by CVE, Stephen Chow, a representative of CVE, is acting as the Managing Director of SES China.

CVE receives a monthly services fee of $150,000 plus expense reimbursement, $100,000 of which is payable in cash each month and the remaining $50,000 accrues monthly and is payable quarterly in common stock. CVE is also entitled to incentive warrants upon signing and in February 2014 if the Agreement is still in effect. In connection with fundraising on behalf of the Company, CVE is entitled to a success fee for the total of any investment from a third party (subject to certain exclusions) for use in China, or directly invested into the Company’s China business. In addition, CVE can receive a carried interest in any joint venture formed by the Company with a strategic investment partner (as defined in the Agreement).

In the event that funding of capital raised by CVE of at least $15,000,000 has not been approved by the Company’s board of directors by June 30, 2013, the Company shall have the right to request a review of the scope of the services for the remainder of the term and CVE shall then have 30 days to provide funding of capital to the Company in an amount between $300,000 and $1,000,000. In the event the funding is provided by CVE or its nominee within such 30 day period, the scope of the services for the remainder of the term shall remain unchanged. In the event that, within such 30 day period, (i) CVE or its nominee fails to provide the funding, or (ii) CVE and the Company are unable to mutually agree on the scope of the services going forward, then (1) the cash portion of the services fee will be $50,000 monthly and the remaining $50,000 will be accrued on a monthly basis until the capital is funded. A warrant to purchase up to 1,200,000 shares of the Company’s common stock with an exercise price of $1.50 was granted in February 2013 and becomes vested and fully exercisable on December 31, 2013 and has a term of five years. In addition, the Company will grant a warrant to purchase up to 1,200,000 shares of the Company’s common stock with an exercise price of $1.50 on or before February 15, 2014 and such warrant will become vested and fully exercisable on December 31, 2014 and has a term of five years. If the Agreement is terminated prior to February 15, 2014, the warrant due to be granted in 2014 shall not be issued to CVE. These warrants to CVE are collectively referred to as the “CVE Incentive Warrants”.

In February 2013, the Company entered into and closed a Unit Purchase Agreement with CVE under which the Company received proceeds of $400,000 and issued 449,438 shares of its common stock and warrants to acquire 449,438 shares of the Company’s common stock (the “CVE Unit Purchase Warrants”). The CVE Unit Purchase Warrants have an exercise price of $1.11 per share and have a term of 5 years.

As of March 31, 2013, the Company had issued 134,733 shares of common stock to CVE as part of their monthly compensation payable in common stock under the Agreement. These shares are valued based upon the volume-weighted-average share price for the month preceding the month in which services are performed.

Note 6 – Stock-Based Compensation

The Company has outstanding stock option and restricted stock awards granted under the Company’s Amended and Restated 2005 Incentive Plan, as amended (the “Incentive Plan”). On December 21, 2012, the Company’s stockholders authorized an additional 1,800,000 shares of common stock for future awards under the Incentive Plan. As of March 31, 2013, there were 1,070,601 shares authorized for future issuance pursuant to the Incentive Plan. Under the Incentive Plan, the Company may grant incentive and non-qualified stock options, stock appreciation rights, restricted stock units and other stock-based awards to officers, directors, employees and non-employees. Stock option awards generally vest ratably over a one to four year period and expire ten years after the date of grant.

The number of shares of nonvested restricted stock issued under the Incentive Plan was as follows:

Shares of
Restricted Stock

Nonvested at June 30, 2012	73,336
Granted	—
Vested	(73,336)
Nonvested at March 31, 2013	—

Stock option activity during the nine months ended March 31, 2013 was as follows:

Shares of Common Stock Underlying
Stock Options

Outstanding at June 30, 2012	6,750,201
Granted	1,115,932
Exercised	(541,226)
Forfeited	(50,000)
Outstanding at March 31, 2013	7,274,907
Exercisable at March 31, 2013	5,668,376

The fair values for the stock options granted during the nine months ended March 31, 2013 were estimated at the date of grant using a Black-Scholes-Morton option-pricing model with the following weighted-average assumptions:

Risk-free rate of return	0.81%
Expected life of award	5.2 years
Expected dividend yield	0.00%
Expected volatility of stock	105%
Weighted-average grant date fair value	$0.86

The fair values of the CVE Incentive Warrants and the CVE Unit Purchase Warrants were estimated using a Black-Scholes-Morton option-pricing model and their fair values were estimated to be approximately $1.2 million and $375,000, respectively, using an estimated forfeiture rate and the following weighted-average assumptions:

Risk-free rate of return	0.85%
Expected life of award	5 years
Expected dividend yield	0.00%
Expected volatility of stock	108%
Weighted-average grant date fair value	$0.83

The Company recognizes the stock-based compensation expense related to warrants issued to CVE over the vesting periods of the warrants on a straight-line basis. The following table presents stock based compensation expense attributable to stock option awards issued under the Incentive Plan and attributable to warrants and stock issued or sold to CVE (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012

Incentive Plan	$372	$348	$644	$707
CVE warrants and stock	823	—	823	—
Total stock-based compensation expense	$1,195	$348	$1,467	$707

Note 7 – Net Loss Per Share

Historical net loss per share of common stock is computed using the weighted average number of shares of common stock outstanding. Basic loss per share excludes dilution and is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Stock options, warrants and unvested restricted stock are the only potential dilutive share equivalents the Company has outstanding for the periods presented. For the nine months ended March 31, 2013 and 2012 and the period from November 4, 2003 (inception) to March 31, 2013, options and warrants to purchase common stock were excluded from the computation of diluted earnings per share as their effect would have been antidilutive as the Company incurred net losses during those periods.

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

As described under Note 3, Xuecheng Energy has not made the capacity fee payments to the ZZ Joint Venture since April 2011. Although the Company is continuing to work with Xuecheng Energy on alternatives to resolve the issue, there can be no assurances that the Company will collect any amounts or that the joint venture will be restructured. The Company’s revenue and results of operations have been and would continue to be adversely affected if Xuecheng Energy continues to not pay the capacity fee or if it is unable to retain Xuecheng Energy as a customer or secure new customers. The Company has shut down the ZZ Joint Venture plant since late September 2011 and expects the plant to remain idle until it is able to restructure the joint venture with Xuecheng Energy to jointly produce methanol, as contemplated by the framework agreement executed in December 2011 as described under Note 3, or find an alternative purchaser of its production or a different use for the plant. Discussions regarding the nonpayment of the contractual capacity fees and the restructuring of the joint venture are ongoing. The Company intends to restart the ZZ Joint Venture as soon as feasible after all commercial agreements are completed. In the event that the Company is not successful reaching agreement with Xuecheng Energy, the Company may seek to recover the outstanding capacity fees through binding arbitration.

The Yima Joint Venture plant’s start-up and commissioning are progressing as all three of the gasifiers have been operated at various ranges of throughput and pressure. The current focus is on completing commissioning of the downstream units that prepare the syngas for methanol production as well as the continued commissioning of the methanol production unit itself. The plant is designed to produce 300,000 tonnes per year of methanol from two operating gasifiers. If there are no delays or impediments to the ongoing start-up, Yima Joint Ventures are anticipating and targeting to produce and sell approximately 210,000 tonnes of methanol in calendar 2013. Any delays in the start-up or commissioning could cause delays in methanol production.

As described in Note 3, as of March 31, 2013, the Company had funded approximately $1.7 million to SRS. In December 2012, SRS suspended its activities due to the unavailability of financing for coal resources, therefore the Company’s contributions to SRS are expected to be minimal until its activities resume.

The Company expects to continue for a period of time to have negative operating cash flows until it can generate sufficient cash flows from SES China (including the ZZ Joint Venture and the Yima Joint Ventures) or its technology, equipment and services business to cover its general and administrative expenses and other operating costs. In addition, the Company may need to aggressively pursue additional partners in China and may need to seek other equity financing or reduce its operating expenses. The Company will also limit the development of any further projects until it has assurances that acceptable financing is available to complete the project. Despite this, the Company will continue to pursue the development of selective projects with strong and credible partners or off-takers where the Company believes equity and debt can be raised or where the Company believes it can attract a financial partner to participate in the project and where the project would utilize our technology equipment and services.

The Company currently plans to use its available cash for (i) general and administrative expenses, (ii) capital contributions to the ZZ Joint Venture to fund its debt service; (iii) working capital; (iv) project, third party licensing and technical development expenses; (v) payments to GTI due under our licensing agreements including the $1.5 million due for the Yima Joint Ventures license; and (vi) general corporate purposes. The actual allocation and timing of these expenditures will be dependent on various factors, including changes in the Company’s strategic relationships, commodity prices and industry conditions, and other factors that the Company cannot currently predict. In particular, any future decrease in economic activity in China or in other regions of the world in which the Company may in the future do business could significantly and adversely affect its results of operations and financial condition. Operating cash flows from joint venture operating projects can be positively or negatively impacted by changes in coal and methanol prices. These are commodities where market pricing can be cyclical in nature.

The Company does not currently have all of the financial and human resources to fully develop and execute on all of its other business opportunities; however, the Company intends to finance their development through paid services, technology access fees, equity financings and by securing financial and strategic partners focused on development of these opportunities. The Company can make no assurances that its business operations will provide it with sufficient cash flows to continue its operations. The Company will need to raise additional capital through equity and debt financing for any new ventures that are developed, to support its existing projects and possible expansions thereof and for its corporate general and administrative expenses. As a result of its focus on financing activities, particularly in China, the Company has identified strategic parties that have expressed interest in helping it grow SES China’s business and the Company is evaluating these options. The Company is considering a full range of financing options in order to create the most value in the context of the increasing interest the Company is seeing in its technology. The Company cannot provide any assurance that any financing will be available to it in the future on acceptable terms or at all. Any such financing could be dilutive to its existing stockholders. If the Company cannot raise required funds on acceptable terms, it may not be able to, among other things, (i) maintain its general and administrative expenses at current levels including retention of key personnel and consultants; (ii) successfully develop its licensing and related service businesses; (iii) negotiate and enter into new gasification plant development contracts and licensing agreements; (iv) make additional capital contributions to its joint ventures; (v) fund certain obligations as they become due; and (vi) respond to competitive pressures or unanticipated capital requirements.

Note 9 – Share Purchase Agreements

Share Purchase Agreements with Hongye and Zhongmo

On June 18, 2012, the Company entered into a Share Purchase Agreement (the “Hongye Agreement”) with Hongye International Investment Group Co., Ltd. (“Hongye”), pursuant to which Hongye acquired 6,175,093 shares (the “Hongye Shares”) of the Company’s common stock for $1.50 per share, for an aggregate purchase price of $9,262,639, and entered into a Share Purchase Agreement (the “Zhongmo Agreement”) with Shanghai Zhongmo Investment Management Co., Ltd. (“Zhongmo”), pursuant to which Zhongmo acquired 4,177,335 shares (the “Zhongmo Shares,” and together with the Hongye Shares, the “Shares”) of common stock for $1.50 per share, for an aggregate purchase price of $6,266,002. In June 2012, the Company received a $1.0 million advance from Hongye towards the Share Purchase Agreement (which was repaid to Hongye in connection with the funding described below).

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

The Hongye Agreement and the Zhongmo Agreement include several post-closing covenants and agreements:

•	Neither Hongye nor Zhongmo shall sell, assign or transfer any Shares until the twelve month anniversary of the closing date.

•	For so long as either Hongye or Zhongmo owns at least 5% of the total issued and outstanding shares of Common Stock at any meeting of stockholders of the Company or at any adjournment thereof or in any other circumstances upon which a vote, consent or other approval (including by written consent) is sought, they shall, including by executing a written consent if requested by the Company, vote (or cause to be voted) the Shares in favor of each director nominated by the board of directors of the Company (the “Board”).

•	Until the third anniversary of the closing date, neither Hongye, Zhongmo nor any of their affiliates, shall, without the prior written consent of the Board, directly or indirectly, (i) effect or seek, offer or propose (whether publicly or otherwise) to effect, or cause or participate in or in any way assist any other person to effect or seek, offer or propose (whether publicly or otherwise) to effect or participate in, (A) any acquisition of any securities or rights to acquire any securities (or any other beneficial ownership thereof) or assets of the Company or any of its subsidiaries (provided that the foregoing shall not apply to any acquisition of securities under the terms hereof); (B) any merger or other business combination or tender or exchange offer involving the Company or any of its subsidiaries; or (C) any “solicitation” of “proxies” (as such terms are used in the proxy rules of the SEC) or consents to vote with respect to any voting securities of the Company, or any communication exempted from the definition of “solicitation” by Rule 14a-1(l)(2)(iv) under the Exchange Act); (ii) form, join or in any way participate in a “group” (as defined under the Exchange Act) with respect to the Company; (iii) have any discussions or enter into any arrangements, understandings or agreements (oral or written) with, or advise, finance, assist or actively encourage, any third party with respect to any of the matters set forth above, or make any investment in any other person that engages, or offers or proposes to engage, in any of such matters; (iv) take any action which might cause or require the Company, Hongye and/or their affiliates to make a public announcement regarding any of the types of matters set forth above; or (v) disclose any intention, plan or arrangement relating to any of the foregoing.

•	The net proceeds received by the Company shall be fully applied to its operations and projects in China and shall be deposited into a bank account in China or Hong Kong controlled by the Company’s China-centric business platform, SES China.

In addition, under the Hongye Agreement, the Company has agreed to certain additional post-closing covenants and agreements:

•	After the closing date (as described below), the Company increased the size of the Board by two (2) and the Board appointed two (2) individuals identified by Hongye for service as directors on the Board (one of which will be appointed Vice Chairman of the Board) and agreed to annually nominate such individuals for continued service on the Board; provided, however, that if Hongye owns less than 9%, but more than 5%, of the total issued and outstanding shares of Common Stock at any point after the closing date, the Board agrees to appoint one (1) individual identified by Hongye for service as director on the Board and to annually nominate such individual for continued service on the Board, while if Hongye owns less than 5% of the total issued and outstanding shares of Common Stock at any point after the closing date, the Board shall have no further obligation to appoint or nominate any individual identified by Hongye for service as a director. Any person appointed or elected to the Board must meet minimum criteria for service on the Board under applicable Company guidelines, U.S. securities laws and the rules and regulations of the NASDAQ, as determined in the reasonable discretion of the Board, and shall follow all applicable policies and procedures of the Company. In September 2012, Mr. Gao Feng was appointed to the Board as a designee of Hongye and, in October 2012, Mr. Yang Guang was appointed to the Board as a designee of Hongye.

•	After the closing date, and as long as Hongye owns more than 9% of the total issued and outstanding shares of common stock, Hongye has the right to appoint one Vice President and a Deputy Financial Director in the Company’s China business. Such Vice President and Deputy Financial Director shall report to the Company’s China Managing Director and China Financial Director, respectively. The qualification and employment terms and conditions of such positions will be subject to the approval of the China Managing Director and the appointees to such positions shall agree to follow all applicable policies and procedures of the Company. No such appointment, have been made to date.

Share Purchase Agreements with ZJX

On March 31, 2011, the Company entered into a Share Purchase Agreement (the “Agreement”) with China Energy Industry Holdings Group Co, Ltd. (“China Energy”) and Zhongjixuan Investment Management Company Ltd. (“ZJX”). For a summary description of the terms of this Agreement, see the Company’s Current Report on Form 8-K filed on March 31, 2011.

Closing of the transaction with China Energy and ZJX is subject to approval by the Company’s stockholders and other customary closing conditions. Although the Agreement was not extended at March 31, 2012 and may be terminated by either party at any time upon notice, the Company and ZJX have continued to keep the Agreement in effect. Although the Company believes that ZJX remains active in securing the funding for China Energy with various investor groups, the Company cannot predict the likelihood of ZJX’s success with this effort or the amount of time it could take to close the transaction. The Company also expects that a transaction, if any, which is ultimately entered into with ZJX is likely to be on different terms than previously disclosed. As of March 31, 2013, the Company has incurred approximately $1.0 million of costs related to the Agreement which have been accounted for as deferred financing costs. In the event that the Agreement is terminated or deemed to be unlikely of closing, these deferred finance costs would be written off and recognized as general and administrative expenses.

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

The following table presents the revenue, operating loss and total assets by segment (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Revenue:
SES China	$—	$—	$8	$2,415
Technology licensing and related services	303	100	379	363
Corporate & other	—	—	—	—
Total revenue	$303	$100	$387	$2,778

Operating loss:
SES China	$(2,960)	$(1,991)	$(7,586)	$(7,024)
Technology licensing and related services	(343)	(811)	(1,491)	(2,265)
Corporate & other	(1,771)	(2,016)	(3,815)	(4,774)
Total operating loss	$(5,074)	$(4,818)	$(12,892)	$(14,063)

	March 31, 2013	June 30, 2012
Assets:
SES China, excluding investment in Yima joint ventures	$37,045	$39,012
Investment in Yima joint ventures	33,043	33,340
Total SES China	70,088	72,352
Technology licensing and related services	1,037	1,089
Corporate & other	20,506	19,406
Total assets	$91,631	$92,847

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

Business Overview

We are a development stage global energy and gasification technology company that provides products and solutions to the energy and chemical industries. Our business is to create value by supplying technology, equipment and services into projects where lower cost low quality coals, coal wastes, municipal wastes, agricultural biomass, and other biomass feedstocks can be profitably converted through our proprietary fluidized bed gasification technology into synthesis gas, or syngas (a mixture of primarily hydrogen, carbon monoxide, and methane), which is then used to produce high value products. Our initial projects to date have been focused on coal, but we intend to pursue other project opportunities relating to municipal wastes, agricultural biomass, and other biomass feedstocks as we continue to develop our business. Our technology is originally based on the U-GAS® process developed by the Gas Technology Institute and we have augmented and differentiated the technology through design, detailed engineering, constructing, starting up and operating two commercial plants in China.

We are seeking to develop projects globally together with our partners, but our principal operating activities to date have focused in China and India. We have built two projects in China. Our ZZ Joint Venture project is our first commercial scale coal gasification plant and is located in Shandong Province, China. It achieved commercial operation in December 2008 and operated through September 2011 and is designed to produce clean methanol. It is currently offline while we work with the offtake customer, Xuecheng Energy, to resolve certain commerical issues. We intend to restart the plant as soon as feasible after all commercial arrangements are completed. Our Yima project in Henan Province, China is currently in its final stages of commissioning and start-up and is designed to produce 300,000 tonnes per year of chemical grade methanol. Our corporate strategy is to deploy our technology via supplying technology, equipment, and technology related services into projects on a global basis into strategic regional and market-based partnerships or business verticals. Building on our accomplishments in China, we are formalizing a China region business unit, that we refer to as SES China, with plans to capitalize this business locally with strategic partners that we believe can help accelerate our growth in China. In addition to regional business units, we are continuing to evaluate and develop our business in markets such as power, steel, fuels, substitute natural gas, chemicals and renewables which can benefit from deploying our technology offering to create these products from low cost coal and renewable feedstocks. We are developing these market-based business vertical opportunities together with strategic partners which have established businesses or interests in these markets with the goal of growing and expanding these businesses by partnering with us and deployment of our technology offering. Our collaboration with GE Packaged Power, Inc., a subsidiary of General Electric Company (“GE”), which began in 2013 to jointly evaluate and market a small scale power generation unit combining our gasification technology with GE’s aeroderivative gas turbines, is an ongoing example of our market-based business vertical developments underway. We are also advancing developments via technology integration studies with potential partners for business verticals in DRI steel and “green” chemicals derived from wastes. We have also formalized agreements for marketing our technology in India which we believe is an important growth region for which our technology is uniquely well suited.

We believe our existing operating projects in China have clearly demonstrated that we have several advantages over commercially available competing gasification technologies, such as entrained flow, fixed bed, and moving bed gasification technologies. The first of which is our ability to use a wide range of coals (including low rank, high ash and high moisture coals, which are significantly cheaper than higher grade coals), coal wastes, municipal wastes, agricultural wastes, and other biomass feedstocks to make clean syngas. Secondly, our technology’s advanced fluidized bed design is extremely tolerant to changes in feedstock, which allows for flexible fuel purchasing for our customers. Additionally, our simple design leads to the fabrication cost of our equipment and resulting plant costs being lower compared to other commercially available technology due to the use of more widely available construction materials. We believe these important factors position our technology for future deployment of gasification worldwide because we believe that our technology enables projects to become a lower cost producer of products. Depending on local market need and fuel sources, our syngas can be used to produce many valuable products including power, synthetic natural gas, or SNG, chemicals such as methanol, dimethyl ether and glycol, ammonia for fertilizer production, reducing gas for direct reduction iron processes, and transportation fuels such as gasoline and diesel.

The key elements of our business strategy include:

•	Develop China business platform. SES China is intended to be a stand-alone business platform that will encompass all of our current and future business activities and initiatives in China, including our Yima Joint Venture that is in its final stages of commissioning and start-up and is designed to produce 300,000 tonnes per year of methanol. We have engaged Crystal Vision Energy Limited, or CVE, to provide short-term management and financing support functions to SES China. We believe that the creation of SES China will better enable us to raise capital in China, work effectively with our existing partners to advance our current projects, make strategic investments in assets together with strategic partners, as well as efficiently leverage the other business verticals we are developing including clean renewable fuels and power businesses, direct reduction iron for the steel industry, clean coal-to-chemicals projects, and for longer term value creation, larger scale SNG projects utilizing low rank coal resources and biomass.

•	Operations of existing plants. The Yima Joint Ventures plant has produced its first methanol and is in process of commissioning and start-up. This plant will provide a commercial demonstration of our technology on a much larger scale than the ZZ Joint Venture plant. Our ZZ Joint Venture plant began start-up in December 2007, achieved commercial operation in December 2008 and operated through September 2011. During this operating period the plant demonstrated robust technology performance, high efficient carbon conversions and leading capability to process a wide range of coals, coal washery wastes and lignite coals from Inner Mongolia China and from Australia. We and Xuecheng Energy, which acquired the Hai Hua facility in 2012, are now working collaboratively to complete necessary agreements that will provide the basis to resolve certain commercial issues and allow us to return the ZZ Joint Venture Plant to operation with an improved financial outlook as described below under “– Liquidity and Capital Resources – Zao Zhuang Joint Venture.” We intend to restart the ZZ Joint Venture as soon as feasible after all commercial agreements are completed.

•	Expanding our relationships with strong strategic partners and new business verticals. We are expanding our relationships with our current partners and developing new relationships with strategic entities. This includes our transactions with Hongye and Zhongmo for SES China, our engagement of CVE to grow SES China, and through strategic collaborations in specific markets that will enable us to expand our business. Building on our success in China, we have formalized other business vertical relationships through marketing agreements including with GE’s Packaged Power Inc. for global distributed power generation projects and with Simon India Ltd, a subsidiary of Zuari Global Ltd, to exclusively market our technology in India. In addition, we are also developing additional business vertical opportunities to integrate our technology with direct reduction iron steel making technology for a coal-to-steel solution and for evaluating projects that can make methanol and derivatives from refuse derived fuels from our technology. We have entered into two paid studies with potential partners to assess integrating our technology into these applications and the preliminary results of these studies indicate a very cost effective and highly efficient integrations. Recently, a Chinese company named Henghe Development selected our technology for a large scale SNG project in Jiangxi Province, China which Henghe intends to develop. This project plans to convert low quality coal and coal mining wastes into two billion cubic meters of SNG per year. Henghe expects to start construction sometime in 2014. We have an exclusive agreement with Henghe through March 2014 to negotiate acceptable commercial terms for supplying our technology equipment and services to this project.

•	Leveraging our proprietary technology through licensing, equipment sales and related services to increase revenues and position us for future growth. We provide a proprietary technology package whereby we license our technology rights to third parties, deliver an engineered technology package and provide proprietary equipment components to customers who have contracted to own and operate projects. We intend to focus on developing opportunities for our proprietary technology package whereby we may (i) integrate our gasification process technology package with downstream technologies to provide a fully integrated offering where we may invest in projects either directly or through an investment partner or (ii) may partner with engineering, equipment and technology companies to provide our gasification process technology package into an integrated and modular product offering. We anticipate that we can increase revenues through collecting technology licensing fees and royalties, engineering and technical service fees, as well as equipment product sales to customers who have contracted to own and operate projects and desire to incorporate our proprietary technology. We also believe that our licensing activities will provide insight into project development activities, which may allow us to make selective equity investments in such projects in the future, or take options in projects for which we provide a license.

•	Developing value where we have a competitive advantage and have access of rights to feedstock resources. We believe that we have the greatest competitive advantage using our gasification technology in situations where there is a ready source of low cost coal, coal waste or biomass to utilize as a feedstock. We are focusing our efforts globally together with our partners in countries with large low rank coal resources, but our principal operating activities to-date have focused on China and India. We are working to develop transactions that include securing options to these feedstock resources. For example, through our relationship with Hongye, we are pursuing development opportunities in Inner Mongolia, China where provincial authorities are willing to make available coal resources to the project owners. In these cases, we may provide technology to add value to coal resources which may be of little value without our gasification conversion technology, or may acquire or partner with owners of these resources to create more value and opportunity for us through the integration of our technology with the resources.

•	Continue to develop and improve our technology. We are continually seeking to improve overall plant availability, plant efficiency rates and fuel handling capabilities of our gasification technology. We are continuing to work with our prospective customers to determine the suitability of their low rank coals for our technology through proprietary coal characterization testing and bench scale gasification tests. Additionally, we are growing our technology base through (i) continued development of know-how with our engineering and technical staff, (ii) growing and protecting our trade secrets as a result of patenting improvements tested at our ZZ and Yima Joint Venture plants, and (iii) developing improvements resulting from integration of our technology with downstream processes. Examples of our technology development include our Fines Management System, which, along with other gasifier improvements, increases conversion of the feedstock which lowers feedstock costs, and our Ash Management System which recovers thermal energy from the hot ash generated during gasification and converts it to steam used in the gasification process for export or for generating power, both of which increase overall efficiency. We have several patent applications pending relating to these improvements to the technology in addition to a number of other improvements to increase the availability of the gasifier or to lower the cost of the gasifier and its operation.

•	Grow earnings through increased revenues, joint venture projects and control of expenses. We remain intently focused on control of our expenses while we grow revenues from our technology business and operating projects. We believe our strategy will allow us to develop revenues and operating cash flows necessary for sustainable long term growth. We intend to minimize project development expense until we have assurances that acceptable financing is available to complete our projects. Until we have such assurances, our strategy will be to operate using our current capital resources and to leverage the resources of strategic relationships or financing partners. We have taken and may take additional steps to significantly reduce expenses, particularly in China, to align our development efforts with available cash resources.

•	Acquire operating assets. We may acquire operating assets with potential to generate near term earnings and give us advantages in deploying our technology. Examples of such assets include methanol fuel-blending facilities, compressed natural gas fuel operations and operating coal mines.

Results of Operations

We are in our development stage and therefore have had limited operations. We have sustained cumulative net losses of approximately $151.4 million from November 4, 2003, the date of our inception, to March 31, 2013.

Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

Revenue. Total revenue increased to $0.3 million for the three months ended March 31, 2013 compared to $0.1 million for the three months ended March 31, 2012, all of which related to technology licensing and related services. Technology licensing and related services revenues for the three months ended March 31, 2013 were attributable to two customers, one of which is a global leader in iron ore processing and steel production who is studying the integration of our technology with their steel production technology, and the other is a project developer studying the use of renewable feedstock combinations for the production of chemicals. The studies being conducted for these two customers are expected to result in contracted revenues to us of $850,000, of which $303,000 has been recognized through March 31, 2013.

There were no product sales revenues for both the three months ended March 31, 2013 and 2012 due primarily to no capacity fee revenue being received for both the three months ended March 31, 2013 and 2012, and the suspension of syngas production at the ZZ Joint Venture plant in late September 2011.

In May 2011, Shangdong Xuecheng Energy Group Xuecheng Energy Company Ltd., or Xuecheng Energy (previously Hai Hua), notified the ZZ Joint Venture plant that it will would not continue payment of capacity fees beyond April 2011. The plant continued to operate and provide syngas to Xuecheng Energy until operations were suspended in late September 2011, and Xuecheng Energy has paid other contractual obligations such as the energy fees and by-product sales due under the contract. We are continuing to work with Xuecheng Energy on alternatives to resolve this issue including restructuring the current business arrangement to create an integrated syngas to methanol operation.

Costs of sales and plant operating expenses. Costs of sales and plant operating expenses increased by $29,000 to $275,000 for the three months ended March 31, 2013 compared to $246,000 for the three months ended March 31, 2012. The increase was due primarily to an increase in outside engineering services related to our technology licensing services provided during the period.

General and administrative expenses. General and administrative expenses decreased by $0.4 million to $3.3 million for the three months ended March 31, 2013 compared to $3.7 million for the three months ended March 31, 2012. The decrease was due primarily to a $0.5 million charge in March 2012 to recognize the loss related to a matter with a consulting firm which was settled in May 2012 offset, in part, to an increase in employee related costs including severance. Recurring general and administrative expenses consist primarily of compensation, professional and consulting fees, travel, and other costs of our corporate, development and administrative functions in Houston and Shanghai, and project and technical development expenses.

Stock-based compensation expense. Stock-based compensation expense increased by $0.9 million to $1.2 million for the three months ended March 31, 2013 compared to $0.3 million for the three months ended March 31, 2012. The increase was due primarily to expensing the excess of the fair value over the consideration paid for shares of common stock and warrants issued to CVE under a unit purchase agreement that closed in February 2013, the expensing of shares and warrants issued in connection with CVE’s consulting agreement and expensing the estimated fair values of stock options awarded to directors and employees during the period.

Depreciation and amortization. Depreciation and amortization expense was $0.6 million for both of the three months ended March 31, 2013 and 2012 and was primarily related to depreciation of our ZZ Joint Venture plant’s assets.

Equity in losses of joint ventures. The equity in losses of joint ventures decreased $0.2 million to $0.2 million for the three months ended March 31, 2013 compared with $0.4 million for the three months ended March 31, 2012 and relates to our 25% share of the start-up losses incurred by the Yima Joint Ventures and our 50% share of the start-up losses incurred by SES Resource Solutions, Ltd., or SRS. The losses of the Yima Joint Ventures related to non-capitalizable costs incurred during the design, construction, commissioning and start-up phases. The losses of SRS related to development costs including the value of Midas’ contributed services, consulting and travel expenses. In December 2012, SRS suspended its activities due to the unavailability of financing for coal resources, therefore our contributions to SRS are expected to be minimal until its activities resume.

Foreign currency (gain) loss. Foreign currency loss was $22,000 for the three months ended March 31, 2013 and foreign currency gain was $2,000 for the three months ended March 31, 2012. These amounts resulted from the appreciation and depreciation, as applicable, of the Renminbi Yuan relative to the U.S. dollar and are generated on U.S. dollar denominated shareholder loans payable by our Chinese operations.

Interest expense. Interest expense was $74,000 for the three months ended March 31, 2013 compared to $140,000 for the three months ended March 31, 2012. Our interest expense relates primarily to the ZZ Joint Venture’s outstanding principal balance on its loan with the Industrial and Commercial Bank of China, or ICBC.

Nine months ended March 31, 2013 Compared to the Nine Months Ended March 31, 2012

Revenue. Total revenue was $0.4 million for the nine months ended March 31, 2013 compared to $2.8 million for the nine months ended March 31, 2012.

Technology licensing and related services revenues were $0.4 million for the nine months ended March 31, 2013 compared to $0.6 million for the nine months ended March 31, 2012 and resulted primarily from engineering feasibility studies and coal testing services for customers who are actively developing projects and may license and build plants using our technology. Revenues for the nine months ended March 31, 2013 were primarily attributable to two customers, one of which is a global leader in iron ore processing and steel production who is studying the integration of our technology with their steel production technology, and the other is a project developer studying the use of renewable feedstock combinations for the production of chemicals. The studies being conducted for these two customers are expected to result in contracted revenues to us of $850,000, of which $303,000 has been recognized through March 31, 2013.

There were no product sales revenues for the nine months ended March 31, 2013 due primarily to no capacity fee revenue being received for the nine months ended March 31, 2013 and the suspension of syngas production at the ZZ Joint Venture plant in late September 2011. Product sales were $2.1 million for the nine months ended March 31, 2012 and were derived from the sale of syngas and byproducts produced at the ZZ Joint Venture plant to Xuecheng Energy before the suspension of syngas production at the ZZ Joint Venture plant.

In May 2011, Xuecheng Energy notified the ZZ Joint Venture plant that it would not continue payment of capacity fees beyond April 2011. The plant continued to operate and provide syngas to Xuecheng Energy until operations were suspended in late September 2011, and Xuecheng Energy has paid other contractual obligations such as the energy fees and by-product sales due under the contract. We are continuing to work with Xuecheng Energy on alternatives to resolve this issue including restructuring the current business arrangement to create an integrated syngas to methanol operation.

Costs of product sales and plant operating expenses. Costs of product sales and plant operating expenses were $0.5 million for the nine months ended March 31, 2013 compared to $4.3 million for the nine months ended March 31, 2012. The decrease was due primarily to the suspension of syngas production at the ZZ Joint Venture plant in late September 2011 and ongoing repairs and maintenance costs incurred through March 2012.

General and administrative expenses. General and administrative expenses decreased $0.3 million to $9.6 million for the nine months ended March 31, 2013 compared with $9.9 million for the nine months ended March 31, 2012. The decrease was due primarily to a $0.5 million charge in March 2012 to recognize the loss related to a matter with a consulting firm which was settled in May 2012 offset, in part, by an increase in consulting costs due primarily to CVE’s consulting engagement which began in April 2012 and to certain employee related costs including severance. Recurring general and administrative expenses consist primarily of compensation, professional and consulting fees, travel, and other costs of our corporate, development and administrative functions in Houston and Shanghai, and project and technical development expenses.

Stock-based compensation expense. Stock-based compensation expense increased $0.8 million to $1.5 million for the nine months ended March 31, 2013 compared to $0.7 million for the nine months ended March 31, 2012. The increase was due primarily to expensing the excess of the fair value over the consideration paid for shares of common stock and warrants issued to CVE under a unit purchase agreement that closed in February 2013, the expensing of shares and warrants issued in connection with CVE’s consulting agreement and expensing the estimated fair values of stock options awarded to directors and employees during the period.

Depreciation and amortization. Depreciation and amortization expense was $1.7 million for the nine month ended March 31, 2013 compared to $1.9 million for the nine months ended March 31, 2012 and was primarily related to depreciation of our ZZ Joint Venture plant’s assets.

Equity in losses of joint ventures. The equity in losses of joint ventures were $1.2 million for both of the nine months ended March 31, 2013 and 2012 and relates to our 25% share of the start-up losses incurred by the Yima Joint Ventures and our 50% share of the start-up losses incurred by SES Resource Solutions, Ltd., or SRS. The losses of the Yima Joint Ventures related to non-capitalizable costs incurred during the design, construction, commissioning and start-up phases. The losses of SRS related to development costs including the value of Midas’ contributed services, consulting and travel expenses. In December 2012, SRS suspended its activities due to the unavailability of financing for coal resources, therefore our contributions to SRS are expected to be minimal until its activities resume.

Foreign currency gains. Foreign currency gains were $26,000 for the nine months ended March 31, 2013 compared to $617,000 for the nine months ended March 31, 2012. These amounts result from the appreciation of the Renminbi Yuan relative to the U.S. dollar and are generated on U.S. dollar denominated shareholder loans payable by our Chinese operations.

Interest expense. Interest expense was $0.2 million and $0.5 million for the nine months ended March 31, 2013 and 2012, respectively. Our interest expense relates primarily to the ZZ Joint Venture’s outstanding principal balance on its loan with ICBC.

Liquidity and Capital Resources

We are in our development stage and have financed our operations to date through private placements of our common stock and public offerings of our common stock in November 2007 and in June 2008. We have used the proceeds of these offerings primarily for the development of and investments in our joint ventures in China, including our investments in the ZZ Joint Venture and the Yima Joint Ventures, and to pay for business development and general and administrative expenses. In addition, we entered into a loan agreement with ICBC to fund certain of the costs of the ZZ Joint Venture under which we owed $2.4 million as of March 31, 2013.

As of March 31, 2013, we had $18.5 million in cash and cash equivalents and $11.7 million of working capital available to us. During the nine months ended March 31, 2013, we used $10.4 million in operating activities compared to $9.3 million for the nine months ended March 31, 2012. For both the nine months ended March 31, 2013 and 2012, we used $0.6 million in investing activities due primarily to funding the start-up and development of SRS. For both the nine months ended March 31, 2013 and 2012, we used $2.4 million in financing activities for the scheduled semi-annual principal payments on the ZZ Joint Venture’s loan with ICBC. On September 21, 2012, we received gross proceeds of approximately $8.7 million from Hongye International Investment Group Co., Ltd., or Hongye, and issued 5,777,700 of the Hongye Shares to Hongye. On October 10, 2012, we received gross proceeds of approximately $6.3 million from Shanghai Zhongmo Investment Management Co., Ltd., or Zhongmo, and issued the Zhongmo Shares to Zhongmo. Also, on October 16, 2012, we received gross proceeds of approximately $596,000 from Hongye and issued the remaining 397,393 of the Hongye Shares to Hongye. Upon completion of the Hongye and Zhongmo transactions, we refunded the $1.0 million advance that Hongye paid to us in June 2012. The net proceeds received by us from Hongye and Zhongmo were applied to our operations and projects in China and the balance of the proceeds are to be deposited into a bank account in Hong Kong controlled by SES China. In February 2013, we received proceeds of $400,000 and issued 449,438 shares of our common stock and issued warrants to acquire 449,438 shares of our common stock under a Unit Purchase Agreement with CVE.

Share Purchase Agreements

Unit Purchase Agreement with CVE

In February 2013, we entered into and closed a Unit Purchase Agreement with CVE under which we received proceeds of $400,000 and issued 449,438 shares of our common stock and issued warrants to acquire 449,438 shares of our common stock.

Share Purchase Agreements with Hongye and Zhongmo

On June 18, 2012, we entered into a Share Purchase Agreement with Hongye pursuant to which Hongye acquired 6,175,093 shares of our common stock for $1.50 per share, for an aggregate purchase price of approximately $9.3 million, and entered into a Share Purchase Agreement with Zhongmo pursuant to which Zhongmo acquired 4,177,335 shares of the Common Stock for $1.50 per share, for an aggregate purchase price of approximately $6.3 million. The net were fully applied to our operations and projects in China and were deposited into a bank account in China or Hong Kong controlled by SES China. The terms and conditions of the Agreement are summarized in Note 9 to the consolidated financial statements included herein.

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

Closing of the transaction with China Energy and ZJX is subject to approval by our stockholders and other customary closing conditions. Although the Agreement was not extended at March 31, 2012 and may be terminated by either party at any time upon notice, we and ZJX have continued to keep the Agreement in effect. Although we believe that ZJX remains active in securing the funding for China Energy with various investor groups, we cannot predict the likelihood of ZJX’s success with this effort or the amount of time it could take to close the transaction. We also expect that a transaction, if any, which is ultimately entered into with ZJX is likely to be on different terms than previously disclosed. As of March 31, 2013, we have incurred approximately $1.0 million of costs related to the Agreement which have been accounted for as deferred financing costs. In the event that the Agreement is terminated or deemed to be unlikely of closing, these deferred finance costs would be written off and recognized as general and administrative expenses.

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

Since April 2011, Xuecheng Energy has not paid the capacity fees owed to the ZZ Joint Venture. The unpaid amount totaled approximately $7.9 million as of March 31, 2013. The plant continued to operate and provide syngas to Xuecheng Energy through September 2011 with the expectation that Xuecheng Energy would pay the capacity fee. Xuecheng Energy has paid other contractual obligations such as the energy fees and by-product sales due under the contract. Since April 2011, we have not recognized these capacity fee revenues and will not recognize any capacity fees until collection is reasonably assured. In late September 2011, the ZZ Joint Venture plant was shut down for scheduled maintenance and the ZZ Joint Venture plant has been kept idle while the ZZ Joint Venture develops its revised commercial arrangement with Xuecheng Energy. In March 2012, Xuecheng Energy advanced approximately $1.0 million to the ZZ Joint Venture. In September 2012, Xuecheng Energy advanced an additional approximately $0.8 million to the ZZ Joint Venture. These advances are to be applied to the costs of the future commercial arrangements or to future syngas sales. Until the ZZ Joint Venture generates sufficient cash flows to cover its operating costs and debt service, we will also need to make additional contributions to the ZZ Joint Venture in order for it to meet its obligations, including the outstanding balance under the loan with ICBC.

Since initial start-up, Xuecheng Energy (originally owned by Hai Hua) has been unable to off take the full volume amount of syngas as required by the initial syngas sales agreement for which the ZZ Joint Venture plant’s original design was based and as a result the plant incurred operating losses. In addition, in April 2011, Hai Hua stopped paying the contractual capacities fees owed to the ZZ Joint Venture plant, and in September 2011, we stopped syngas production at the ZZ Joint Venture until this commercial issue could be remedied. We and Xuecheng Energy, which acquired the Hai Hua facility in 2012, are now working collaboratively to complete necessary agreements that will provide the basis to resolve the commercial issues and allow us to return the ZZ JV to operation with an improved financial outlook. We intend to restart the ZZ Joint Venture as soon as feasible after all commercial agreements are completed. In the event we are not successful in reaching an agreement with Xuecheng Energy, we may seek to recover the outstanding capacity fees through binding arbitration.

Additionally, we are also evaluating alternative products and partnership structures for a possible expansion of the ZZ Joint Venture plant for its longer term use. In 2010, the ZZ Joint Venture received the necessary government approval for an expansion and this project is under evaluation by us. We are also evaluating certain new downstream technologies to produce high value products.

Yima Joint Ventures

In August 2009, we entered into amended joint venture contracts with Yima Coal Industry (Group) Co., Ltd., or Yima, replacing the prior joint venture contracts entered into in October 2008 and April 2009. The joint ventures were formed for each of the gasification, methanol/methanol protein production, and utility island components of the plant, or collectively, the Yima Joint Ventures. The parties obtained government approvals for the project’s feasibility study during the three months ended December 31, 2008 and for the project’s environmental impact assessment during the three months ended March 31, 2009, which were the two key approvals required to proceed with the project. The amended joint venture contracts provide that: (i) we and Yima contribute equity of 25% and 75%, respectively, to the Yima Joint Ventures; (ii) Yima will guarantee the repayment of loans from third party lenders for 50% of the project’s cost and, if debt financing is not available, Yima is obligated to provide debt financing via shareholder loans to the project until the project is able to secure third-party debt financing; and (iii) Yima will supply coal to the project from a mine located in close proximity to the project at a preferential price subject to a definitive agreement to be subsequently negotiated. In connection with entering into the amended contracts, we and Yima contributed remaining cash equity contributions of $29.3 million and $90.8 million, respectively, to the Yima Joint Ventures during the three months ended September 30, 2009. We will also be responsible for our share of any cost overruns on the project.

In exchange for such capital contributions, we own a 25% interest in each joint venture and Yima owns a 75% interest. Notwithstanding this, in connection with an expansion of the project, we have the option to contribute a greater percentage of capital for the expansion, such that as a result, we would have up to a 49% ownership interest in the Yima Joint Ventures. The investment in the Yima Joint Ventures is accounted for using the equity method.

The Yima Joint Venture plant’s start-up and commissioning are progressing as all three of the gasifiers have been operated at various ranges of throughput and pressure. The current focus is on completing commissioning of the downstream units that prepare the syngas for methanol production as well as the continued commissioning of the methanol production unit itself. The plant is designed to produce 300,000 tonnes per year of methanol from two operating gasifiers. Any delays in the start-up or commissioning could cause delays in methanol production.

Based on the project’s current scope of methanol production, the current estimate of the total required capital of the project is approximately $250 million. The remaining capital for the project is to be provided by project debt to be obtained by the Yima Joint Ventures. Yima has agreed to guarantee the project debt in order to secure debt financing from domestic Chinese banking sources. We have agreed to pledge to Yima our ownership interests in the joint ventures as security for our obligations under any project guarantee. In the event that the necessary additional debt financing is not obtained, Yima has agreed to provide a loan to the joint ventures to satisfy the remaining capital needs of the project with terms comparable to current market rates at the time of the loan.

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

Outlook

Our strategy is to create value by operating our existing projects and providing technology, equipment and services in regions where low rank coals and biomass feedstocks can be profitably converted into high value products through our proprietary fluidized bed gasification technology. Our operating projects are intended to provide meaningful cash flows to us from joint venture operations. Our Yima project is in the commission and start-up stage now and we anticipate it reaching full design production rates during mid-year 2013. We are holding our ZZ Joint Venture Project idle while we complete a commercial restructuring effort after which we intend to resume operations.

We intend to deploy our technology via market based business verticals in partnership with industry leaders and well-capitalized project development sponsors. This is a low capital intensity business approach which we believe can generate attractive margins for us through providing our technology differentiated equipment and services in multiple market segments globally with a potential to build meaningful sales opportunities over time. We intend to generate revenues and earnings through sales of proprietary gasification related equipment, engineering and technical service fees and licensing royalties to customers. We also believe that our technology business activities will help advance our capabilities and provide opportunities which may allow us to selectively participate as equity partners in such projects in the future. Additionally, we are continuing to improve our technology in ways we believe will enhance our competitive position. We are pursuing other possible technology licensing opportunities with third parties allowing us to build on our capability demonstrated at the ZZ Joint Venture and the Yima Joint Venture. We are focusing our efforts globally with our partners in countries with large low rank coal resources, but our principal operating activities to-date have focused on China and India. As an example we have been selected by a Chinese company named Henghe Development which intends to use our technology for a large scale SNG project in Jiangxi Province, China. This project plans to convert low quality coal and coal mining wastes into two billion cubic meters of SNG per year. Henghe expects to start construction sometime in 2014. We have an exclusive agreement with Henghe through March 2014 to negotiate acceptable commercial terms for supplying our technology equipment and services to this project.

We and GE Packaged Power, Inc., a subsidiary of General Electric Company, or GE, have agreed to jointly evaluate and market a small scale power generation unit combining our gasification technology with GE’s aeroderivative gas turbines. This application marketing agreement will focus on regions of the world where conversion of non-conventional feedstock sources such as lignite and coal wastes into synthesis gas fuel via our technology may be advantaged over conventional gas turbine fuel sources such as natural gas and fuel oil.  Together with GE, we have completed a preliminary evaluation of this application of our combined technologies.  Under the terms of this agreement, the two businesses on a non-exclusive basis will complete the market evaluation and seek initial customers for this small scale power product.  We believe the power segment offers opportunity over time to provide meaningful sales opportunities for our gasification technology and equipment systems. We intend to focus on the continued development of this business vertical.

We intend to focus on developing new opportunities for our proprietary technology whereby we may (i) integrate our technology package with downstream technologies to provide a fully integrated offering, (ii) partner with engineering, equipment and technology companies to provide our technology package into an integrated modular product offering, (iii) provide technology to enable coal resources to be integrated together with our technology where the coal resources may be of little commercial value without our conversion technology, or (iv) acquire or partner with owners of these coal resources to create more value and opportunity for us through the integration of our technology with the coal resource. We understand the need to partner in certain markets, and plan to do so with companies that we believe can help us accelerate our business. For example, we have entered into an agreement with Simon India Ltd, a subsidiary of Zuari Global Ltd, to exclusively market our technology in India where we believe the market for coal gasification plants is now developing due to large infrastructure growth demands and an increasing need for a variety of basic chemical and energy products. Our partnering approach in some cases is country specific and in some cases is industry or market segment specific. Additionally, where strategic relationships and capital and/or financing is available, we may acquire operating assets with potential to generate near term earnings and give us advantages in deploying our technology. Examples of such assets include methanol fuel-blending facilities, compressed natural gas fuel operations and operating coal mines. We are also actively pursuing business verticals in the segments of transportation fuels, steel and fertilizers where our technology is specifically well suited and developing new downstream coal-to-chemicals and coal-to-energy projects which may expand our initial focus to include facilities producing SNG, MTG, glycol, and power and reducing gas for the steel industry.

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

SES China is a separately reported operating segment and is intended to grow into a stand-alone, business platform that will encompass all current and future SES business activities and initiatives in China, including our Yima Joint Venture. We also entered into a consulting services agreement with CVE, pursuant to which CVE will provide executive leadership and management services focused upon delivering key objectives for SES China over the next 12 months, including (i) restructuring of the ZZ plant; (ii) development of methanol sales from the Yima Joint Venture plant; and (iii) delivering SES China subsidiary level funding and financing required for acquisition initiatives currently under development by SES China. In addition, CVE will assist SES China to secure a full time chief executive officer with significant experience in both managing an infrastructure business in China, as well as successfully executing and integrating mergers and acquisitions. We have established a senior level executive steering committee for SES China, led by Colin Tam of CVE, which reports to our chief executive officer. As part of the services provided by CVE, Stephen Chow, a representative of CVE, is acting as the Managing Director of SES China. We believe the formation of SES China will enable us to attract financially strong and highly skilled Chinese partners who desire to invest into the growth of China’s clean energy space and who recognize the opportunity afforded by our technology capability and business model. Business verticals that we can address through SES China include ammonia retrofit projects, clean coal-to-chemicals projects, clean renewable fuels and power businesses, direct reduced iron for the steel industry, and for longer term value creation, larger scale SNG projects utilizing our low rank coal resources and biomass.

We are also actively pursuing new project partners to invest in our ongoing development efforts. The Yima Joint Venture plant’s start-up and commissioning are progressing as all three of the gasifiers have been operated at various ranges of throughput and pressure. The current focus is on completing commissioning of the downstream units that prepare the syngas for methanol production as well as the continued commissioning of the methanol production unit itself. The plant is designed to produce 300,000 tonnes per year of methanol from two operating gasifiers. The Yima Joint Venture plant is being closely watched by our potential customers and partners in China and globally, and we expect the Yima project to be a major catalyst for securing much of the new business we have been developing.

We believe that the ZZ Joint Venture plant has achieved significant success demonstrating our technology as well as our technical and operating capabilities. We are of the view that by improving financial performance and reducing operating costs at the ZZ Joint Venture plant our overall financial performance can be improved. Since initial start-up, Xuecheng Energy (originally owned by Hai Hua) has been unable to off take the full volume amount of syngas as required by the initial syngas sales agreement for which the ZZ Joint Venture plant’s original design was based and as a result the plant incurred operating losses. In addition, in April 2011, Hai Hua stopped paying the contractual capacities fees owed to the ZZ Joint Venture plant, and in September 2011, we stopped syngas production at the ZZ Joint Venture until this commercial issue could be remedied. We and Xuecheng Energy, which acquired the Hai Hua facility in 2012, are now working collaboratively to complete necessary agreements that will provide the basis to resolve the commercial issues and allow us to return the ZZ JV to operation with an improved financial outlook. We intend to restart the ZZ Joint Venture as soon as feasible after all commercial agreements are completed. In the event we are not successful in reaching an agreement with Xuecheng Energy, we may seek to recover the outstanding capacity fees through binding arbitration.

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

In December 2012, SRS suspended its activities due to the unavailability of financing for coal resources. We may leverage work done within SRS to date to bring coal resource ownership opportunities to our partners in regions such as China who intend to build projects and need access to low cost coal.

We expect to continue for a period of time to have negative operating cash flows until we are generating sufficient cash flows from SES China (including the ZZ Joint Venture and the Yima Joint Ventures) or our technology, equipment and services business to cover our general and administrative expenses and other operating costs. We will also limit the development of any further projects until we have assurances that acceptable financing is available to complete the project. We may pursue the development of selective projects with strong and credible partners or off-takers where we believe equity and debt can be raised or where we believe we can attract a financial partner to participate in the project and where the project would utilize our technology, equipment and services.

We currently plan to use our available cash for (i) general and administrative expenses, (ii) capital contributions to the ZZ Joint Venture to fund its debt service; (iii) working capital; (iv) project, third party licensing and technical development expenses; (v) payments to GTI due under our licensing agreements including the $1.5 million due for the Yima Joint Ventures license; and (vi) general corporate purposes. The actual allocation and timing of these expenditures will be dependent on various factors, including changes in our strategic relationships, commodity prices and industry conditions, and other factors that we cannot currently predict. In particular, any future decrease in economic activity in China or in other regions of the world in which we may in the future do business could significantly and adversely affect our results of operations and financial condition. Operating cash flows from our joint venture operating projects can be positively or negatively impacted by changes in coal and methanol prices. These are commodities where market pricing can be cyclical in nature.

We do not currently have all of the financial and human resources to fully develop and execute on all of our other business opportunities; however, we intend to finance our development through paid services, technology access fees, equity financings and by securing financial and strategic partners focused on development of these opportunities. We can make no assurances that our business operations will provide us with sufficient cash flows to continue our operations. We will need to raise additional capital through equity and debt financing for any new ventures that are developed, to support our existing projects and possible expansions thereof and for our corporate general and administrative expenses. As a result of our focus on financing activities, particularly in China, we have identified strategic parties that have expressed interest in helping us grow SES China’s business and we are evaluating these options. We are considering a full range of financing options in order to create the most value in the context of the increasing interest we are seeing in our technology. We cannot provide any assurance that any financing will be available to us in the future on acceptable terms or at all. Any such financing could be dilutive to our existing stockholders. If we cannot raise required funds on acceptable terms, we may not be able to, among other things, (i) maintain our general and administrative expenses at current levels including retention of key personnel and consultants; (ii) successfully develop our licensing and related service businesses; (iii) negotiate and enter into new gasification plant development contracts and licensing agreements; (iv) make additional capital contributions to our joint ventures; (v) fund certain obligations as they become due; and (vi) respond to competitive pressures or unanticipated capital requirements.

Although the agreement with ZJX and China Energy was not extended at March 31, 2012, we and ZJX have continued to keep the Agreement in effect. Although we believe that ZJX remains active in securing the funding for China Energy with various investor groups, we cannot predict the likelihood of ZJX’s success with this effort or the amount of time it could take to close the transaction. We also expect that a transaction, if any, which is ultimately entered into with ZJX may be on different terms than previously disclosed.

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

ZZ Joint Venture Plant Impairment Analysis

Due to the continued shut down of the plant and new economic and financial assumptions based on recent negotiations of an agreement with Xuecheng Energy, we believed an impairment assessment of the ZZ Joint Venture plant was warranted as of March 31, 2013. We performed an analysis of the ZZ Joint Venture plant and determined that these assets were not impaired based upon management’s estimated cash flow projections for the plant. Such estimated cash flow projections included a case based on the completion of the ongoing negotiations between us and Xuecheng Energy to restructure the current business arrangement to create an integrated syngas to methanol operation. This restructuring would include a combination of technical improvements being made to Xuecheng Energy’s methanol unit allowing for increased syngas off-take and other repairs and improvements being made to the plant enabling more efficient joint production of methanol for a five-year period. After this period, this case assumes that an additional downstream facility to produce a higher value product such as glycol is developed with the additional capital investment made by a strategic partner and that we retain a minority interest in the combined project. An alternative case assumed the same five-year period of the same integrated syngas to methanol operation as the prior case but that the ZZ Joint Venture plant’s assets are sold after the five-year period. If we are not successful in restructuring the joint venture or otherwise improving the ZZ Joint Venture’s profitability, or if management’s estimated cash flow projections for these assets decrease, the ZZ Joint Venture plant could become impaired which could have a material effect on our consolidated financial statements.

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

Interest rate risk

We are exposed to interest rate risk through our loan with ICBC. Interest under this loan is adjusted annually based upon the standard rate announced each year by the People’s Bank of China. As of March 31, 2013, the applicable interest rate was 6.55%. We could also be exposed to the risk of rising interest rates through our future borrowing activities. This is an inherent risk as borrowings mature and are renewed at then current market rates. The extent of this risk as to our ICBC loan, or any future borrowings, is not quantifiable or predictable because of the variability of future interest rates.

Customer credit risk

When our projects other than the ZZ Joint Venture plant progress to commercial production, we will be exposed to the risk of financial non-performance by customers. To manage customer credit risk, we intend to monitor credit ratings of customers and seek to minimize exposure to any one customer where other customers are readily available. As of March 31, 2013, Xuecheng Energy, a related party, is our only customer for syngas sales and as such, we are exposed to significant customer credit risk due to this concentration. In addition, as described under “–Results of Operation,” Xuecheng Energy has not made the capacity fee payments to the ZZ Joint Venture since April 2011. The unpaid amount totals approximately $7.9 million as of March 31, 2013. Although we are continuing to work with Xuecheng Energy on alternatives to resolve the issue, there can be no assurances that we will collect these amounts. Our revenue and results of operations will be adversely affected if Xuecheng Energy continues to not pay the capacity fee or if we are otherwise unable to retain Xuecheng Energy as a customer and secure new customers and we may need to continue the shutdown of the ZZ Joint Venture plant until we are able to either find an alternative purchaser of our production or a different use for the plant.

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

Our management, with the participation of the Chief Executive Officer and the Chief Accounting Officer, assessed the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2013. Based upon that evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2013.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

We will require substantial additional funding, and our failure to raise additional capital necessary to support and expand our operations could reduce our ability to compete and could harm our business.

As of March 31, 2013, we had $18.5 million of cash and cash equivalents and $11.7 million of working capital available to us. We plan to use our cash for: (i) general and administrative expenses, (ii) capital contributions to the ZZ Joint Venture to fund its debt service; (iii) working capital; (iv) project, third party licensing and technical development expenses; (v) payments to GTI due under our licensing agreements including the $1.5 million due for the Yima Joint Ventures license; and (vi) general corporate purposes. The actual allocation and timing of these expenditures will be dependent on various factors, including changes in our strategic relationships, commodity prices and industry conditions, and other factors that we cannot currently predict. In particular, any future decrease in economic activity in China or in other regions of the world in which we may in the future do business could significantly and adversely affect our results of operations and financial condition. Operating cash flows from our joint venture operating projects can be positively or negatively impacted by changes in coal and methanol prices. These are commodities where market pricing can be cyclical in nature.

We expect to continue for a period of time to have negative operating cash flows until we are generating sufficient cash flows from SES China (including the ZZ Joint Venture and the Yima Joint Ventures) or our technology, equipment and services business to cover our general and administrative expenses and other operating costs. We will also limit the development of any further projects until we have assurances that acceptable financing is available to complete the project. We may pursue the development of selective projects with strong and credible partners or off-takers where we believe equity and debt can be raised or where we believe we can attract a financial partner to participate in the project and where the project would utilize our technology, equipment and services.

We do not currently have all of the financial and human resources to fully develop and execute on all of our other business opportunities; however, we intend to finance our development through paid services, technology access fees, equity financings and by securing financial and strategic partners focused on development of these opportunities. We can make no assurances that our business operations will provide us with sufficient cash flows to continue our operations. We will need to raise additional capital through equity and debt financing for any new ventures that are developed, to support our existing projects and possible expansions thereof and for our corporate general and administrative expenses. As a result of our focus on financing activities, particularly in China, we have identified strategic parties that have expressed interest in helping us grow SES China’s business and we are evaluating these options. We are considering a full range of financing options in order to create the most value in the context of the increasing interest we are seeing in our technology.

We cannot provide any assurance that any financing will be available to us in the future on acceptable terms or at all. Any such financing could be dilutive to our existing stockholders. If we cannot raise required funds on acceptable terms, we may not be able to, among other things, (i) maintain our general and administrative expenses at current levels including retention of key personnel and consultants; (ii) successfully develop our licensing and related service businesses; (iii) negotiate and enter into new gasification plant development contracts and licensing agreements; (iv) make additional capital contributions to our joint ventures; (v) fund certain obligations as they become due; and (vi) respond to competitive pressures or unanticipated capital requirements.

Joint ventures that we enter into present a number of challenges that could have a material adverse effect on our business and results of operations.

We have developed two projects in China, the ZZ Joint Venture and the Yima Joint Ventures. In addition, as part of our business strategy, we plan to enter into other joint ventures or similar transactions, some of which may be material. These transactions typically involve a number of risks and present financial, managerial and operational challenges, including the existence of unknown potential disputes, liabilities or contingencies that arise after entering into the joint venture related to the counterparties to such joint ventures, with whom we share control. We could experience financial or other setbacks if transactions encounter unanticipated problems due to challenges, including problems related to execution or integration. Any of these risks could reduce our revenues or increase our expenses, which could adversely affect our results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 7, 2013, we issued 259,079 shares of common stock to Crystal Vision Energy, or CVE, as compensation pursuant to the terms of our consulting agreement with them. Additionally, on February 4, 2013, the Company issued warrants to CVE for the right to acquire up to 1.2 million shares of the Company’s common stock. CVE was entitled to the warrants under the terms of the consulting agreement entered into with CVE effective as of January 1, 2013. The warrants have an exercise price of $1.50 per share and have a term of 5 years. The securities were sold pursuant to exemptions under the Securities Act and the rules and regulations promulgated thereunder, including pursuant to Section 4(2).

On February 25, 2013, we issued 449,438 shares of common stock to CVE pursuant to the terms of a Unit Purchase Agreement with them. Additionally, we issued warrants to CVE for the right to acquire up to 449,438 shares of the Company’s common stock. The warrants have an exercise price of $1.11 per share and have a term of 5 years. The securities were sold pursuant to exemptions under the Securities Act and the rules and regulations promulgated thereunder, including pursuant to Section 4(2).

On March 27, 2013, we issued 134,733 shares of common stock to Crystal Vision Energy as compensation pursuant to the terms of our consulting agreement with them. The securities were sold pursuant to exemptions under the Securities Act and the rules and regulations promulgated thereunder, including pursuant to Section 4(2).

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information.

None.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. All statements other than statements of historical fact are forward-looking statements. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected. Among those risks, trends and uncertainties are the development stage of our operations, our estimate of the sufficiency of existing capital sources, our ability to successfully develop our licensing business, our ability to raise additional capital to fund cash requirements for future investments and operations including our China platform initiative, our ability to reduce operating costs, the limited history and viability of our technology, commodity prices and the availability and terms of financing opportunities, our results of operations in foreign countries, our ability to diversify, our ability to complete the restructuring of the ZZ joint venture, our ability to obtain the necessary approvals and permits for our future projects, the estimated timetables for achieving mechanical completion and commencing commercial operations for the Yima project as well as the ability of the Yima project to produce revenues and earnings, the sufficiency of internal controls and procedures, our ability to grow our business and generate revenues and earnings as a result of our proposed China and India platform initiatives and our relationship with Crystal Vision Energy, as well as our joint venture with Midas Resource Partners, and our ability to develop our marketing arrangement with GE and our other business verticals for power, steel and renewables. Although we believe that in making such forward-looking statements our expectations are based upon reasonable assumptions, such statements may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. We cannot assure you that the assumptions upon which these statements are based will prove to have been correct.

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

Item 6. Exhibits

Number	Description of Exhibits

10.1	Letter agreement between Robert Rigdon and the Company dated February 27, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 4, 2013).

31.1*	Certification of Chief Executive Officer of Synthesis Energy Systems, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer of Synthesis Energy Systems, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer of Synthesis Energy Systems, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2*	Certification of Chief Financial Officer of Synthesis Energy Systems, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

_____________________________

*	Filed herewith.

**	In accordance with Rule 406T of Regulation S-T, the XBRL information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNTHESIS ENERGY SYSTEMS, INC.

Date: May 13, 2013	By:	/s/ Robert Rigdon
Robert Rigdon President and Chief Executive Officer

Date: May 13, 2013	By:	/s/ Kevin Kelly
Kevin Kelly Chief Accounting Officer, Controller and Secretary

