Form 10-K
period 2013-06-30
SYNTHESIS ENERGY SYSTEMS INC
filed 2013-09-25
CIK 1375063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $52.6 million on December 31, 2012. The registrant had 63,719,640 shares of common stock outstanding on September 23, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required to be disclosed in Part III of this report is incorporated by reference from the registrant’s definitive Proxy Statement for the 2013 Annual Meeting of Stockholders, which will be filed not later than 120 days after the end of the fiscal year covered by this report.

Forward-Looking Statements

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 as amended. All statements other than statements of historical fact are forward-looking statements. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected. Among those risks, trends and uncertainties are the development stage of our operations, our estimate of the sufficiency of existing capital sources, our ability to successfully develop our licensing business, our ability to raise additional capital to fund cash requirements for future investments and operations including our China platform initiative, our ability to reduce operating costs as necessary, the limited history and viability of our technology, commodity prices and the availability and terms of financing opportunities, our results of operations in foreign countries, our ability to diversify, our ability to complete the restructuring of the ZZ joint venture and production of methanol, our ability to obtain the necessary approvals and permits for our future projects, the estimated timetables for achieving mechanical completion and commencing commercial operations for the Yima project as well as the ability of the Yima project to produce revenues and earnings, the sufficiency of internal controls and procedures, our ability to grow our business and generate revenues and earnings as a result of our proposed China and India platform initiatives, and our ability to develop our power business unit and marketing arrangement with a subsidiary of General Electric Company, or GE, and our other business verticals for steel and renewables. Although we believe that in making such forward-looking statements our expectations are based upon reasonable assumptions, such statements may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. We cannot assure you that the assumptions upon which these statements are based will prove to have been correct.

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

PART I

Item 1. Description of Business

We are a development stage global energy and gasification technology company that provides proprietary gasification technology systems and solutions to the energy and chemical industries. Our business is to create value by supplying our technology, equipment and services into global projects where lower cost low quality coals, coal wastes, municipal wastes, agricultural biomass, and other biomass feedstocks can be profitably converted through our proprietary gasification technology into clean synthesis gas, or syngas (a mixture of primarily hydrogen, carbon monoxide, and methane), which is then used to produce a variety of high value energy and chemical products.  Our initial operating projects to date convert high ash coal and coal wastes to chemical grade methanol, and we are pursuing a variety of additional global projects  under development by customers who may use our technology platform to convert low quality coals such as lignite, coal wastes, municipal wastes and agricultural waste biomass to high value products such as electric power, transportation fuels, substitute natural gas, or SNG, fuel for direct reduction iron, or DRI, steel making and other products. Our technology is originally based on the U-GAS® process developed by the Gas Technology Institute and we have augmented and differentiated the technology through newly developed intellectual property related to design, detailed engineering, constructing, starting up and operating our two commercial joint venture plants in China.

We intend to commercialize our technology through supplying our gasification systems consisting of technology, equipment and services to projects globally and to accomplish this largely via value accretive partnerships and collaborations with other companies which operate in the energy and chemical market segments where we believe our technology is highly advantaged.  This is a low capital intensity business approach which we believe can generate attractive margins for us through providing our technology differentiated equipment and services in multiple market segments globally with a potential to build meaningful sales opportunities over time.  However, to date our principal operating activities have focused in China where we have invested and built two commercial projects.  We made these investments to fully demonstrate our technology and our capabilities to build and operate, but with this step of commercializing our technology successfully completed, we no longer intend to make such extensive capital investments in the foreseeable future. Our ZZ Joint Venture project is our first commercial scale coal gasification plant and is located in Shandong Province, China. It achieved commercial operation in December 2008.  The ZZ Joint Venture is designed to produce clean syngas for sale to an immediately adjacent industrial company who manufactures methanol from the syngas.  Under the new commercial structure completed in July 2013, we are assuming control of the methanol facilities and the ZZ Joint Venture plant will operate as an integrated plant which converts local coal wastes to methanol, as described in more detail under “-Current Operations and Projects – Zao Zhaung Joint Venture.”  The Yima Joint Venture project in Henan Province, China generated its first methanol production in December 2012, and is currently in its start-up phase, as described in more detail under “Business-Current Operations and Projects – Yima Joint Ventures.” It is designed to produce 300,000 tons per year of chemical grade methanol and has achieved as high as 80% of its design raw methanol production capacity during start-up.

Our business model is to deploy our technology on a global basis via supplying a technology package, containing license rights to operate a project using our technology, gasification system equipment, and technology related services.  As part of our overall strategy we intend to form strategic regional and market-based partnerships or business verticals where our technology offers advantages and through cooperating with these partners grow an installed base of projects. Through collaborative partnering arrangements we believe we will commercialize our technology much faster than entering these markets alone.  Building on our successs in China, we are formalizing a China region business unit, that we refer to as SES China, with plans to capitalize this business locally with strategic partners that we believe can help accelerate our growth in China. In addition to regional business units, we are continuing to evaluate and develop our business in markets such as power, steel, fuels, substitute natural gas, chemicals and renewables which can benefit from deploying our technology offering to create these products from low cost coal and renewable feedstocks. We are developing these market-based business vertical opportunities together with strategic partners which have established businesses or interests in these markets with the goal of growing and expanding these businesses by partnering with us and deployment of our technology offering. Our collaboration with GE Packaged Power, Inc., a subsidiary of GE, which began in early 2013 to jointly evaluate and market a small scale power generation unit combining our gasification technology with GE’s aeroderivative gas turbines, is an ongoing example of our market-based business vertical developments underway. We are also advancing developments via technology integration studies with potential partners for business verticals in DRI steel and “green” chemicals derived from municipal wastes. We have also formalized agreements for marketing our technology in India which we believe is an important growth region for which our technology is uniquely well suited.

We believe our existing operating projects in China have clearly demonstrated that we have several advantages which differentiate our technology over other commercially available gasification technologies, such as entrained flow, fixed bed, and moving bed gasification technologies. The first of these advantages is our ability to use a wide range of feedstocks (including low rank, high ash and high moisture coals, which are significantly cheaper than higher grade coals), coal wastes, municipal wastes, agricultural wastes, and other biomass feedstocks to make clean syngas.  Our feedstock advantage opens up many of these global resources for use to manufacture energy and chemical products which otherwise could not be done with other currently available commercial gasification technologies.  Secondly, our technology’s advanced fluidized bed design is extremely tolerant to a wide range changes in feedstock during operation, which allows for flexible fuel purchasing for our customers. Additionally, our technology can use much less water and its simple design leads to the fabrication cost of our equipment and resulting plant costs being lower compared to other commercially available technologies. We believe these important factors position our technology for future deployment of gasification worldwide because our technology can enable projects to become a lower cost producer of products. Depending on local market needs and fuel sources, our syngas can be used to produce many valuable products including electric power, SNG, chemicals such as methanol, dimethyl ether, or DME, and glycol, ammonia for fertilizer production, reducing gas for DRI processes, and transportation fuels such as gasoline and diesel.

Overview of Our Gasification Process

We began our gasification activities by obtaining an exclusive worldwide license for the U-GAS® gasification technology, developed by the Gas Technology Institute, or GTI, a leading not-for-profit research and development organization located near Chicago, Illinois. Beginning in 1975, GTI developed a fluidized bed gasification technology trademarked as U-GAS®. Our U-GAS® license grants us the worldwide exclusive right to manufacture, make, use and sell both U-GAS® coal gasification systems and coal and biomass mixture (with coal content exceeding 60% by weight) gasification systems, and a non-exclusive right to manufacture 100% biomass gasification systems and coal and biomass mixture (with biomass content exceeding 40% by weight) gasification systems. We also have rights to sublicense U-GAS® systems to third parties for coal, coal and biomass mixtures and for 100% biomass projects (subject to the approval of GTI, which approval shall not be unreasonably withheld), with GTI and us to share the revenue from such third party licensing fees based on an agreed percentage split. Our license has an initial term expiring in August 2016, with two additional 10-year extensions exercisable at our option. For more information, see “- GTI Agreement” below.

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

The primary advantage of our gasification process relative to other leading gasification technologies is its ability to produce syngas from all ranks of coal (including low rank, high ash and high moisture coals, and lignite), many coal waste products and biomass feed stocks. Our process is highly efficient at separating carbon from waste ash, which allows for the efficient processing of certain low rank coal and many coal waste products that cannot otherwise be utilized in the entrained flow and fixed bed gasifiers offered by our competitors. The ability to gasify these lower quality feedstocks unlocks economic advantages by allowing the use of lower cost, abundant, local feedstocks while maintaining high carbon conversion and clean syngas outputs.

Our gasification process is based on a single-stage, fluidized-bed technology for the production of low-to-medium heating value syngas from a wide array of biomass feedstocks and coals using oxygen, oxygen enriched air, or air in the gasification reaction. Our technology was developed for the gasification of all ranks of coal as well as coal, biomass and biomass blends.

In the gasification process, the feedstock is prepared and conveyed into the gasifier vessel. Within the fluidized bed, the feedstock reacts with steam, air and/or oxygen and the temperature is controlled to maintain high carbon conversion and non-slagging conditions for the ash. Our gasification process accomplishes four important functions in a single-stage, fluidized-bed gasifier: it decakes, devolatilizes and gasifies the feedstock, and if necessary, agglomerates and separates ash from the reacting coal. The operating pressure of the gasifier depends on the end use for the syngas and may vary from 3 to 40 bars (45 to 585 psia) or more. After cleaning, the syngas can be used for many applications such as power, SNG, chemicals such as methanol, DME and glycol, ammonia for fertilizer production, reducing gas for DRI processing, and transportation fuels, such as gasoline and diesels.

During operation, the feedstock is gasified rapidly within the fluidized bed and produces a gaseous mixture of hydrogen, carbon monoxide, carbon dioxide, water vapor and methane, in addition to small amounts of hydrogen sulfide and other trace impurities that are derived from the feedstock. Reactant gases, including steam and air or oxygen are introduced into the gasifier to facilitate the chemical reactions, and are also used to fluidize the feedstock inside the reactor. Ash is removed by gravity from the gasifier and discharged into a system for depressurization and disposal. The gasifier maintains a low level of carbon in the bottom ash discharge stream, generally achieving overall carbon conversions of over 95%. Cold gas efficiencies of over 80% and carbon conversion of over 99% have been repeatedly demonstrated at commercial scale in the ZZ Joint Venture plant with improved designs by us.

Fines carried over from the fluidized bed are separated from the product syngas prior to heat recovery and syngas cleanup and returned to the gasifier through our proprietary Fines Management System, or FMS, for maximizing carbon conversion. Our FMS which, along with other gasifier improvements, increases conversion of the feedstock which lowers feedstock costs. Using FMS, we achieved over 90-day continuous runs on each single gasifier, which provided very high availability of syngas due to our spare gasifier configuration. With FMS, we believe that we can maximize the utilization of low rank coal in our gasifiers, and as a result, improve the cost advantages derived from using our technology. Our Ash Management System, or AMS, recovers thermal energy from the hot ash generated during gasification and converts it to steam used in the gasification process for export or for generating power. Both our FMS and AMS increase overall efficiency. The product syngas generated from coal is essentially free of tars and oils due to the temperature profile and residence time of the gases in the fluidized bed, simplifying downstream heat recovery and gas cleaning operations.

GTI Agreement

On November 5, 2009, we entered into an Amended and Restated License Agreement, or the GTI Agreement, with GTI, replacing the Amended and Restated License Agreement between us and GTI dated August 31, 2006, as amended, or the Original GTI Agreement. Under the GTI Agreement, we maintain our exclusive worldwide right to license the U-GAS ® technology for all types of coals and coal/biomass mixtures with coal content exceeding 60%, as well as the non-exclusive right to license the U-GAS ® technology for 100% biomass and coal/biomass blends exceeding 40% biomass.

In order to sublicense any U-GAS® system, we are required to comply with certain requirements set forth in the GTI Agreement. In the preliminary stage of developing a potential sublicense, we are required to provide notice and certain information regarding the potential sublicense to GTI and GTI is required to provide notice of approval or non-approval within ten business days of the date of the notice from us, provided that GTI is required to not unreasonably withhold their approval. If GTI does not respond within that ten business day period, they are deemed to have approved of the sublicense. We are required to provide updates on any potential sublicenses once every three months during the term of the GTI Agreement. We are also restricted from offering a competing gasification technology during the term of the GTI Agreement.

For each U-GAS® unit which we license, design, build or operate for ourselves or for a party other than a sublicensee and which uses coal or a coal and biomass mixture or biomass as the feed stock, we must pay a royalty based upon a calculation using the MMBtu per hour of dry syngas production of a rated design capacity, payable in installments at the beginning and at the completion of the construction of a project, or the Standard Royalty. If we invest, or have the option to invest, in a specified percentage of the equity of a third party, and the royalty payable by such third party for their sublicense exceeds the Standard Royalty, we are required to pay to GTI an agreed percentage split of third party licensing fees, or the Agreed Percentage, of such royalty payable by such third party. However, if the royalty payable by such third party for their sublicense is less than the Standard Royalty, we are required to pay to GTI, in addition to the Agreed Percentage of such royalty payable by such third party, the Agreed Percentage of our dividends and liquidation proceeds from our equity investment in the third party. In addition, if we receive a carried interest in a third party, and the carried interest is less than a specified percentage of the equity of such third party, we are required to pay to GTI, in our sole discretion, either (i) the Standard Royalty or (ii) the Agreed Percentage of the royalty payable to such third party for their sublicense, as well as the Agreed Percentage of the carried interest. We will be required to pay the Standard Royalty to GTI if the percentage of the equity of a third party that we (a) invest in, (b) have an option to invest in, or (c) receive a carried interest in, exceeds the percentage of the third party specified in the preceding sentence.

We are required to make an annual payment to GTI for each year of the term, with such annual payment due by the last day of January of the following year; provided, however, that we are entitled to deduct all royalties paid to GTI in a given year under the GTI Agreement from this amount, and if such royalties exceed the annual payment amount in a given year, we are not required to make the annual payment. We must also provide GTI with a copy of each contract that we enter into relating to a U-GAS® system and report to GTI with our progress on development of the technology every six months.

For a period of ten years, we and GTI are restricted from disclosing any confidential information (as defined in the GTI Agreement) to any person other than employees of affiliates or contractors who are required to deal with such information, and such persons will be bound by the confidentiality provisions of the GTI Agreement. We have further indemnified GTI and its affiliates from any liability or loss resulting from unauthorized disclosure or use of any confidential information that we receive.

The GTI Agreement expires on August 31, 2016, but may be extended for two additional ten-year periods at our option.

Business Strategy

The key elements of our business strategy include:

•     Secure a partner for China business platform. SES China is intended to be a stand-alone business platform that encompasses all of our current and future business activities and initiatives in China.  Don Bunnell, our co-founder and board member, has recently been rehired as our Chief Commercial Officer and will be leading day-to-day activities for SES China with a focus on finding a partner for the business. We believe that SES China will better enable us to grow faster in China than otherwise possible and to better protect our intellectual property and technology in China.  In addition, we expect to work more effectively with our existing partners to efficiently leverage the other business verticals we are developing including clean renewable fuels and power businesses, direct reduction iron for the steel industry, clean coal-to-chemicals projects, and for longer term value creation, larger scale SNG projects utilizing low rank coal resources and biomass. We are seeking to partner SES China with a financially strong and highly skilled Chinese companies which desires to invest into the growth of China’s clean energy space and who recognize the opportunity afforded by our technology capability and business model.  We believe partnering a significant portion of SES China can, with the right Chinese partner, accelerate the commercialization of our technology on a global basis and will enable to reduce our capital requirements to achieve this acceleration.

•     Operations of existing plants. The Yima Joint Venture plant generated its first methanol production in December 2012, and is currently in its start-up phase. It is designed to produce 300,000 tons per year of chemical grade methanol and has been ramping up plant production up since it was initially started.  It has achieved as high as 80% of its design raw methanol, production capacity.  The current focus is on completing the installations of char removal systems for the syngas production and commissioning of the downstream units that prepare the syngas for methanol production as well as the continued commissioning of the methanol production unit itself. There have been a variety of minor construction related shutdowns which are normally seen in the startup of these units, but they have generally not been related to our gasifier systems. This plant will provide a commercial demonstration of our technology on a much larger scale than the ZZ Joint Venture plant. The ZZ Joint Venture plant is designed to produce clean syngas for sale to an immediately adjacent industrial company who manufactures methanol from the syngas.  We successfully operated the ZZ Joint Venture plant for over three years through September 2011, and since then have held it idle while an expanded commercial structure was negotiated with Hai Hua, the former syngas off-taker.  During this operating period the plant demonstrated robust technology performance, high efficiency and leading capability to process a wide range of coals, coal washery wastes and lignite coals from Inner Mongolia China and Australia.  Xuejiao acquired the plant in 2012 and the new commercial structure and definitive agreements were completed July 2013.  Under this revised commercial structure, we are assuming control of the methanol facilities and the ZZ Joint Venture plant will operate as an integrated plant which converts local coal wastes to methanol.  The plant is now under going maintenance repairs along with some minor modifications which enable it to operate as an integrated syngas to methanol production operation.  It is expected that this work will be completed and the plant returned to service by the end of calendar 2013.

•      Strategic partnerships and collaborations in key market segments through new business verticals. We intend to commercialize our technology through supplying our gasification systems consisting of technology, equipment and services to projects globally and to accomplish this largely via value accretive partnerships and collaborations with other companies which operate in the energy and chemical market segments where we believe our technology is highly advantaged.  This is a low capital intensity business approach which we believe can generate attractive margins for us through providing our technology differentiated equipment and services in multiple market segments globally with a potential to build meaningful sales opportunities over time.  As part of our overall strategy we intend to form strategic regional and market-based partnerships or business verticals where our technology offers advantages and through cooperating with these partners grow an installed base of projects. This includes our transactions with Hongye and Zhongmo for SES China and strategic collaborations in specific markets that will enable us to expand our business. Building on our success in China, we have formalized other business vertical relationships through marketing agreements including with GE’s Packaged Power Inc. for global distributed power generation projects and with Simon India Ltd, a subsidiary of Zuari Global Ltd, to exclusively market our technology in India. The most modern and environmentally friendly types of new steel plants include an iron ore processing step called DRI that replaces dirty blast furnaces.  Syngas produced by our technology has a composition that is especially well-suited for use in DRI, and our process’ ability to utilize low-cost coal and coal wastes makes it especially economical in this application.  In addition, we are also developing additional business vertical opportunities to integrate our technology with DRI steel making technology for a coal-to-steel solution and for evaluating projects that can make methanol and derivatives from refuse derived fuels from our technology. We have completed two paid studies during fiscal 2013 with potential partners to assess integrating our technology into these applications and the results of these studies indicated a very cost effective solution with highly efficient integrations. In the fastest growing regions of Asia, including India and China, new infrastructure additions create a strong market for steel.

•      Leveraging our proprietary technology through licensing, equipment sales and related services to increase revenues and position us for future growth. We provide a proprietary technology package whereby we license our technology rights to third parties, deliver an engineered technology package and sell proprietary equipment components to customers who have contracted to own and operate projects using our technology. We intend to focus on developing opportunities for our proprietary technology package whereby we may (i) integrate our gasification process technology package with downstream technologies to provide a fully integrated offering where we may invest in projects either directly or through an investment partner or (ii) may partner with engineering, equipment and technology companies to provide our gasification process technology package into an integrated and modular product offering. We anticipate that we can increase revenues through collecting technology licensing fees and royalties, engineering and technical service fees, as well as equipment product sales to customers who have contracted to own and operate projects and desire to incorporate our proprietary technology. We also believe that our licensing activities will provide insight into project development activities, which may allow us to make selective equity investments in such projects in the future, or take options in projects for which we provide a license.

•    Developing value where we have a competitive advantage and have access of rights to feedstock resources. We believe that we have the greatest competitive advantage using our gasification technology in situations where there is a ready source of low cost coal, coal waste or biomass to utilize as a feedstock. We are focusing our efforts globally together with our partners in countries with large low rank coal resources, but our principal operating activities to-date have focused on China and India. In the U.S. and certain other countries, we believe there may be opportunities for us to leverage the capability of our technology to efficiently and cleanly gasify coal wastes or biomass material to make renewable fuels or “green chemicals”. Today’s regulatory environment in the U.S. is favorable for these types of projects because increased environmental concerns are creating a market demand for renewable fuels and companies are under increasing pressure to reduce their carbon footprint.

•    Continue to develop and improve our technology. We are continually seeking to improve the overall plant availability, plant efficiency and fuel handling capabilities of our gasification technology. We are continuing to work with our prospective customers to determine the suitability of their low rank coals for our technology through proprietary coal characterization testing and bench scale gasification tests. Additionally, we are growing our technology base through (i) continued development of know-how with our engineering and technical staff, (ii) growing and protecting our trade secrets as a result of patenting improvements tested at our ZZ and Yima Joint Venture plants, (iii) developing improvements resulting from integration of our technology with downstream processes, and (iv) developing improvements resulting from scaling up the design of our technology in pressure and capacity. Examples of our technology development include our FMS and AMS. We have several patent applications pending relating to these improvements to the technology in addition to a number of other improvements to increase the availability of the gasifier or to lower the cost of the gasifier and its operation.

•   Grow earnings through increased revenues, joint venture projects and control of expenses. We remain intently focused on control of our expenses while we grow revenues from our technology business and operating projects. We believe our strategy will allow us to develop revenues and operating cash flows necessary for sustainable long term growth. We anticipate that we can generate revenues through equipment supply, engineering and technical service fees, and licensing fees and royalties on products sold by our licensees that incorporate our proprietary technology without incurring the significant capital costs required to develop and construct a plant. We also believe that our licensing activities will provide additional insight into project development activities, which may allow us to make selective equity investments in such projects in the future and also the development of integrated, modular product offerings. We have also initiated discussions with companies that have expressed interest in partnering with us on a strategic basis to accelerate our business and in some cases who are willing to pay us to bring our technology into an industry-specific joint venture. We intend to minimize project development expense until we have assurances that acceptable financing is available to complete our projects. Until we have such assurances, our strategy will be to operate using our current capital resources and to leverage the resources of strategic relationships or financing partners. We have taken and may take additional steps to significantly reduce expenses, particularly in China, to align our development efforts with available cash resources until we can find such a partner.

Relationships with Strategic Partners and Business Verticals

As part of our overall strategy we intend to form strategic regional and market-based partnerships or business verticals where our technology offers advantages and through cooperating with these partners grow an installed base of projects. Through collaborative partnering arrangements we believe we will commercialize our technology much faster than entering these markets alone.  In addition to regional business units, we are continuing to evaluate and develop our business in markets such as power, steel, fuels, substitute natural gas, chemicals and renewables which can benefit from deploying our technology offering to create these products from low cost coal and renewable feedstocks. We are developing these market-based business vertical opportunities together with strategic partners which have established businesses or interests in these markets with the goal of growing and expanding these businesses by partnering with us and deployment of our technology offering. Our collaboration with GE Packaged Power, Inc., a subsidiary of GE, which began in early 2013 to jointly evaluate and market a small scale power generation unit combining our gasification technology with GE’s aeroderivative gas turbines, is an ongoing example of our market-based business vertical developments underway. We are also advancing developments via technology integration studies with potential partners for business verticals in DRI steel and “green” chemicals derived from municipal wastes.

We and GE have agreed to jointly evaluate and market a small scale power generation unit combining our gasification technology with GE's aeroderivative gas turbines. This application marketing agreement will focus on regions of the world where conversion of non-conventional feedstock sources such as lignite and coal wastes into synthesis gas fuel via our technology may be advantaged over conventional gas turbine fuel sources such as natural gas and fuel oil.  For the past 12 months, we and GE have completed a preliminary evaluation of this application of our combined technologies. Under the terms of this agreement, the two businesses on a non-exclusive basis will complete the market evaluation and seek initial customers for this small scale power product.

We are working on licensing opportunities and other business arrangements with high-profile steel companies who are active in the DRI industry. In addition, we are also developing additional business vertical opportunities to integrate our technology with DRI steel making technology for a coal-to-steel solution and for evaluating projects that can make methanol and derivatives from refuse derived fuels from our technology. We have completed two paid studies during fiscal 2013 with potential partners to assess integrating our technology into these applications and the results of these studies indicated a very cost effective solution with highly efficient integrations. Our goal for these two business verticals is to find strategic partnering to provide a complete technology and equipment package offering.

Building on our success in China, we are formalizing SES China, with plans to capitalize this business locally with strategic partners that we believe can help accelerate our growth in China.  We believe that SES China will better enable us to grow faster in China than otherwise possible and to better protect our intellectual property and technology in China.  We are seeking to partner SES China with a financially strong and highly skilled Chinese companies which desires to invest into the growth of China’s clean energy space and who recognize the opportunity afforded by our technology capability and business model.  We believe partnering a significant portion of SES China can, with the right Chinese partner, accelerate the commercialization of our technology on a global basis and will enable to reduce our capital requirements to achieve this acceleration

We have also formalized a relationship through our marketing agreement with Simon India Ltd, a subsidiary of Zuari Global Ltd, to exclusively market our technology in India, which we believe is an important growth region for which our technology is uniquely well suited.

Target Markets

China

We believe that China offers immediate opportunities to develop our gasification process technology-based projects. Coal is China’s most abundant indigenous energy resource, including a ready supply of low rank coals. According to the BP Statistical Review of World Energy June 2013 report, as of yearend 2012, China’s recoverable coal reserves amounted to 114.5 billion tonnes, including 52.3 billion tonnes of lower grade sub-bituminous and lignite coals. In addition, the Chinese government is promoting the expansion of the domestic supply of chemical products and transportation fuels derived from coal. Methanol derived from coal is used primarily as a commodity chemical used in manufacturing a wide range of products from formaldehyde and acetic acid to pharmaceuticals and plastics.  As the technology to make olefin from methanol matures, methanol-to-olefin projects are expected to play a key role in driving the methanol demand growth. Methanol is also used to a lesser extent to further process into DME as well as an oxygenate for blending into automotive gasoline. China’s methanol consumption has grown from 2.6 million tonnes in 1999 to 31.5 million tonnes in 2012. China has put in place standards that control the use of methanol as a fuel at 100% and 85%. In April 2009, China approved the national standard which regulates the quality, transportation, packaging and storage of methanol to be used as fuel for motor vehicles. In July 2009, China released the standard that controls the use of methanol as a fuel at 85% concentration with gasoline and is expected to put in place standards that control the use of methanol as a fuel at 15% concentration with gasoline. Although these standards do not mandate the use of methanol, we expect that they will act as a catalyst for further growth in the development of infrastructure, fuelling stations, and vehicles in China which can accommodate higher proportion methanol blends. We believe that methanol as a blending agent at 15% concentration with gasoline is positive for the long-term outlook for methanol demand. With China demonstrating the viability of methanol blending in gasoline, we believe this will accelerate methanol consumption and increase methanol prices. This should also increase the potential for methanol blending to be adopted in other countries.

We believe coal to SNG will grow in China due to China’s limited natural gas resources. According to the International Energy Outlook 2013 from the U.S. Energy Information Administration, China’s natural gas consumption is estimated to reach 7.8 trillion cubic feet in 2020 but domestic production of natural gas in China is estimated to be 4.2 trillion cubic feet in 2020. Today, coal to SNG projects are beginning to progress and the Chinese government supports these types of coal to energy projects. Due to this estimated shortfall in natural gas, combined with the current encouragement from the Chinese government for these projects, we believe there is potential in China for several of these SNG projects which are anticipated to be very large scale as compared to previous coal-to-chemical projects that have been built in China. In addition, we believe many of these projects will be located in regions such as Inner Mongolia where very low cost lignite coals can be made available and are necessary to reduce the production cost of SNG. Our technology is well suited for this location due to its ability to process these low quality coals and to meet local requirements for clean production of syngas, without tars and oils produced by other technologies, and very low water usage for the overall process. In addition, Inner Mongolia government regulations permit higher quality coals to be made available to those companies that can cleanly gasify the low quality lignite coals. This creates the potential to sell the high quality coals directly to the market while operating the project on low cost lignite, further enhancing the overall financial performance and value created by the project.

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

India

We believe that India is poised for coal-based gasification growth. Although India has substantial low rank coal resources, there has historically been limited coal gasification in India due to the cost of competing alternatives derived from oil and natural gas and due to the challenging nature of the high ash Indian coals to be gasified. Our recent business development activities in India indicate that interest in coal gasification is growing, and the first coal gasification project in more than 30 years is under construction in India by Jindal Steel & Power. The market for additional coal gasification based plants is poised for growth due to reduced availability and increasing prices of oil and natural gas, large infrastructure growth demands, rapid economic growth, and an increasing need for a variety of basic chemical and energy products, which may be derived from coal gasification to fuel this growing market. We are actively pursuing significant opportunities in India and we believe that we have competitive advantages in this market due to India’s high ash coals for which other commercialized technologies are not as suitable. India also offers a base for high quality engineering and other technical resources at low cost.

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

Current Operations and Projects

Zao Zhuang Joint Venture

Joint Venture Agreement

On July 6, 2006, we entered into a cooperative joint venture contract with Shandong Hai Hua Coal & Chemical Company Ltd., or Hai Hua, which established Synthesis Energy Systems (Zao Zhuang) New Gas Company Ltd., or the ZZ Joint Venture, a joint venture company that has the primary purposes of (i) developing, constructing and operating a syngas production plant utilizing the U-GAS ® technology in Zao Zhuang City, Shandong Province, China and (ii) producing and selling syngas and the various byproducts of the plant. In August 2012, Hai Hua’s name was changed to Shandong Weijiao Group Xuecheng Energy Company Ltd., or Xuecheng Energy, after a change in control transaction. We own 97.5% of the ZZ Joint Venture and Xuecheng Energy owns the remaining 2.5%. We consolidate the results of the ZZ Joint Venture in our consolidated financial statements.

On July 24, 2013, the ZZ Joint Venture entered into a cooperation agreement, or the ZZ Cooperation Agreement, with Xuecheng Energy and its parent company, Shandong Xuejiao Chemical Co., Ltd., or collectively referred to as Xuejiao, which serves to supersede the existing syngas purchase and sale agreement among the parties dated October 22, 2006 and supplemented previously in 2008. The ZZ Cooperation Agreement represents the basis for an integrated syngas to methanol operation and resolution of the nonpayment of the contractual capacity fees by Xuejiao.

Under the terms of the ZZ Cooperation Agreement, Xuejiao will (i) provide the ZZ Joint Venture with use of their methanol plant for ten years at no cost to the ZZ Joint Venture, (ii) has provided a bank loan guarantee of approximately $3.2 million for a majority of the financing necessary for the ZZ Joint Venture for the retrofit and related costs of the ZZ Joint Venture plant, (iii) waive certain advances previously made to the ZZ Joint Venture and (iv) supply discounted coke oven gas, or COG, produced by its existing coke ovens to be used in combination with synthesis gas to produce refined methanol from the new ZZ Joint Venture integrated syngas to methanol operation. The new integrated operation will be managed by us. Upon successful completion of certain conditions precedent described below, we will terminate and waive its claims to past due capacity fees owed by Xuejiao under the existing syngas purchase and sale agreement.

The ZZ Cooperation Agreement will take full effect upon the completion of certain conditions precedent including: (i) all necessary consents and approvals being obtained by each of the parties, (ii) completion of final due diligence on the methanol plant, as well as the scheduled overhaul of the facility (as described in more detail in the ZZ Cooperation Agreement) and the handover to the ZZ Joint Venture, and (iii) execution of the Xuejiao financing guarantee and the financial closing of the ZZ Joint Venture bank financing for the retrofit which occurred on September 10, 2013. Until the ZZ Cooperation Agreement takes effect, we will continue to operate under the existing syngas purchase and sale agreement.

Additionally, we are also evaluating alternative products and partnership structures for a possible expansion of the ZZ Joint Venture plant for its longer term use. In 2010, the ZZ Joint Venture received the necessary government approval for an expansion and this project is under evaluation by us. We are also evaluating certain new downstream technologies to produce high value products.

Syngas Purchase and Sale Agreement

The ZZ Joint Venture’s existing syngas purchase and sale agreement with Xuejiao for syngas produced by the plant obligated Xuejiao to pay the ZZ Joint Venture an energy fee and capacity fee based on the syngas production. The syngas to be purchased by Xuecheng Energy is subject to certain quality component requirements set forth in the contract. In late December 2008, the plant declared commercial operations status for purposes of the purchase and sale agreement. The energy fee is a per normal cubic meters, or Ncum, of syngas calculation based on a formula which factors in the monthly averages of the prices of design base coal, coke, coke oven gas, power, steam and water, all of which are components used in the production of syngas. The capacity fee is paid based on the capacity of the plant to produce syngas, factoring in the number of hours (i) of production and (ii) of capability of production as compared to the guaranteed capacity of the plant, which for purposes of the contract is 22,000 Ncum per hour of net syngas. Xuejiao is obligated to pay the capacity fee regardless of whether they use the gasification capacity, subject only to availability of the plant, quality of the syngas and exceptions for certain events of force majeure. Due to worldwide reductions in methanol prices, as well as reliability issues with respect to Xuejiao’s plant, Xuejiao has operated at a reduced rate of syngas consumption. Xuejiao used approximately 35% to 45% of the syngas guarantee capacity from 2009 until September 2011 when the plant was shut down.

In April 2009, the ZZ Joint Venture entered into a Supplementary Agreement with Xuejiao, amending the terms of the purchase and sale agreement. The Supplementary Agreement was entered into to provide more clarity regarding the required syngas quality and volume to be delivered, recovery of the energy fee during turndown periods and operations coordination during unscheduled outages.

Since initial start-up of the ZZ Joint Venture plant, Xuejiao has been unable to off take the full volume amount of syngas as required by the initial syngas sales agreement for which the ZZ Joint Venture plant’s original design was based and as a result the plant incurred operating losses. In addition, in April 2011, Xuejiao stopped paying the contractual capacities fees owed to the ZZ Joint Venture plant, and in September 2011, we stopped syngas production at the ZZ Joint Venture until this commercial issue could be remedied. In March 2012, Xuejiao advanced approximately $1.0 million to the ZZ Joint Venture. In September 2012, Xuejiao advanced an additional approximately $0.8 million to the ZZ Joint Venture. Under the ZZ Cooperation Agreement, these advances are to be applied to settling the prior payments due under the syngas purchase and sale agreement. Until the ZZ Cooperation Agreement takes effect, we will also need to make additional contributions to the ZZ Joint Venture in order for it to meet its obligations, including the outstanding balance under the loan with ICBC. Upon successful completion of certain conditions precedent described above, we will terminate and waive our claims to past due capacity fees owed by Xuejiao under the existing syngas purchase and sale agreement.

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

The Yima Joint Venture plant’s commissioning is in its final stages and methanol production has been ramped up to as high as 80% of total design capacity and is now selling its methanol product to a local industrial company. All three of the gasifiers have been operated at various ranges of throughput and pressure. The current focus is on completing the installations of char removal systems for the syngas production and commissioning of the downstream units that prepare the syngas for methanol production as well as the continued commissioning of the methanol production unit itself. There have been a variety of minor construction related shutdowns which are normally seen in the startup of these units, but they have generally not been related to our gasifier systems. The plant is designed to produce 300,000 tonnes per year of methanol from two operating gasifiers.

The current estimate of the total required capital of the project is approximately $250 million. The remaining capital for the project has been funded with project debt obtained by the Yima Joint Ventures. Yima agreed to guarantee the project debt in order to secure debt financing from domestic Chinese banking sources. We have agreed to pledge to Yima our ownership interests in the joint ventures as security for our obligations under any project guarantee. In the event that the necessary additional debt financing is not obtained, Yima has agreed to provide a loan to the joint ventures to satisfy the remaining capital needs of the project with terms comparable to current market rates at the time of the loan.

Under the terms of the joint venture agreements, the Yima Joint Ventures are to be governed by a board of directors consisting of eight directors, two of whom were appointed by us and six of whom were appointed by Yima. The joint ventures also have officers that are nominated by us, Yima and/or the board of directors pursuant to the terms of the joint venture contracts. We and Yima shall share the profits, and bear the risks and losses, of the joint ventures in proportion to our respective ownership interests. The term of the joint venture shall commence upon each joint venture company obtaining its business license and shall end 30 years after commercial operation of the plant.

As of June 1, 2013, we concluded that we are unable to exercise significant influence over the Yima Joint Ventures, resulting in certain accounting changes described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Our conclusion regarding our lack of significant influence is based on our interactions with the Yima Joint Ventures related to the start-up and operations and due to various other circumstances including limited participation in operating and financial policymaking processes and our limited ability to influence technological decisions.

We have included a $1.5 million payment paid to GTI in June 2009 (when the amended joint venture contracts were signed) toward future royalties due to GTI for the Yima Joint Ventures’ project as part of our investment in the Yima project. An additional future royalty payment of approximately $1.5 million will be due to GTI upon full completion of the build of the gasifier systems which is expected by the end of calendar 2013.

Golden Concord Joint Venture

Our joint venture with Golden Concord, or the GC Joint Venture, was formed to (i) develop, construct and operate a coal gasification, methanol and DME production plant utilizing our technology in the Xilinghote Economic and Technology Development Zone, Inner Mongolia Autonomous Region, China and (ii) produce and sell methanol, DME and the various byproducts of the plant. We have a 51% ownership interest in the GC Joint Venture. We are working to liquidate and dissolve the GC Joint Venture.

SES Resource Solutions

SES Resource Solutions, Ltd., or SRS, is a joint venture owned 50% by us and 50% by Midas Resources AG, or Midas that was formed in June 2011 to provide additional avenues of commercialization for our technology. Key objectives of the joint venture are to identify and procure low cost, low rank coal resources for which our technology represents the best route to commercialization; to provide investment opportunities in both gasification facilities and coal resources; and to facilitate the establishment of gasification projects globally based on the our technology. In December 2012, SRS suspended its activities due to the unavailability of financing for coal resources, therefore our contributions to SRS are expected to be minimal until its activities resume.

Business Concentration

Our noncurrent assets in China accounted for $67.2 million of the $69.8 million of consolidated total noncurrent assets as of June 30, 2013, which includes property, plant and equipment of the ZZ Joint Venture, our investment in the Yima Joint Ventures and other assets.

Competition

We believe we are highly differentiated through our ability to economically gasify an extremely wide range of feedstocks.  We are not aware of commercially available gasifiers with such a wide range of feedstock flexibility.  However, the primary competition that is able to gasify some of the available lower quality coal resources is the fixed bed and moving bed technologies, which were developed and implemented commercially in the 1960’s. The Lurgi fixed bed slagging and non-slagging gasification technology can operate on more difficult coals containing high ash and high moisture content, however, the gasifiers require lump-size non-caking coals for their feed, which results in a significant portion of the coal being rejected during preparation. Additionally, fixed bed gasifiers of Lurgi produce a large amount of tars and oils that must be removed from the syngas. These two inefficiencies result in increased capital and operating costs and reduced coal utilization when compared to our technology. Our gasification technology operates efficiently with high ash and high moisture coals without any coal rejection and without the formation of tars and oils. Other technologies, such as the Winkler and High Temperature Winkler fluidized bed gasifiers, British Gas Lurgi fixed bed gasifiers, and others are being marketed in specific regions like China, India, Russia, and North Korea. These technologies have a longer history but generally have lower carbon conversions, lower cold gas efficiencies and lower operating pressure capabilities compared to U-GAS®, and generate undesirable by-products such as tars and oils in the syngas which cause additional clean up expense.  Additionally, several companies, including KBR, are developing gasification technologies targeted for low quality coals which have progressed past the research and development phase but as yet have no commercially operating gasifiers.

In the rest of the global gasification market, the largest technology providers are GE, Shell, Siemens and CB&I (formerly Phillips66). These entrained flow slagging gasifier technologies operate efficiently on more expensive high grade bituminous or sub-bituminous coals as feedstocks, but lack experience or capability with the more difficult high ash and high moisture coals and with biomass. Although we do not directly compete with these multi-national industrial corporations, their activities in the marketplace may negatively impact our operations and our ability to attract quality projects. In addition, there are several Chinese companies that utilize similar entrained flow slagging gasification technologies that have built commercial scale plants in China. Increased competition could result in a loss of contracts and market share. Either of these results could seriously harm our business and operating results. In addition, there are a number of gasification and conventional, non-gasification, coal-based alternatives for producing heat and power that could compete with our technology in specific situations.

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

In addition, some recent scientific studies have suggested that emissions of certain gases, commonly referred to as “greenhouse gases,” may be contributing to the warming of the Earth’s atmosphere. In response to such studies, many countries are actively considering legislation, or have already taken legal measures, to reduce emissions of greenhouse gases. Examples of such legislation and new legal measures include new environmental laws and regulations that could impose a carbon tax, a cap and trade program requiring us to purchase carbon credits, or measures that would require reductions in emissions or require modification of raw materials, fuel use or production rates. Carbon dioxide, a byproduct of our burning fossil fuels such as coal, is an example of a greenhouse gas. Our plants using U-GAS® technology may release a significant amount of carbon dioxide. Methane is another greenhouse gas. Greenhouse gas regulation may require us or our customers to obtain additional permits, meet additional control requirements, install additional environmental mitigation equipment, or take other as yet unknown steps to comply with such potential regulations, which could adversely affect our financial performance.

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

According to SAFE Circular 75 (Notice on Issues Relating to the Administration of Foreign Exchange in Fund-Raising and Return Investment Activities of Domestic Residents Conducted via Offshore Special Purpose Companies), prior to establishing or assuming control of an offshore company, or SPV, for the purpose of financing that offshore company with assets or equity interests in an onshore enterprise in China, each Chinese resident, whether a natural or legal person, must complete certain overseas investment foreign exchange registration procedures with the relevant local SAFE branch. An amendment to the registration with the local SAFE branch is required to be filed by any Chinese resident that directly or indirectly holds interests in that offshore company upon either (i) the injection of equity interests or assets of an onshore enterprise to the offshore company or (ii) the completion of any overseas fund-raising by such offshore company. An amendment to the registration with the local SAFE branch is also required to be filed by such Chinese resident when there is any material change involving a change in the capital of the offshore company, such as (i) an increase or decrease in its capital, (ii) a transfer or swap of shares, (iii) a merger or division, (iv) a long-term equity or debt investment or (v) the creation of any security interests. On May 10, 2013, SAFE further issued the SAFE Circular 21 (Circular on the Administrative Provisions on Foreign Exchange in Domestic Direct Investment by Foreign Investor, which supersedes the SAFE Circular 19 (Circular on Operation Procedures on Foreign Exchange Administration on Financing and Round Tripping Investment by Domestic Residents through Offshore Special Purpose Vehicles) issued on May 27, 2011. SAFE Circular 21 further streamlines the foreign exchange procedures for foreign direct investment, according to which, among other things, round-tripping investments are categorized into “SPV round tripping investment” and “Non-SPV round tripping investment”. Any round tripping investment by Chinese residents through an offshore entity which is not an SPV, as defined in the SAFE Circular 75, shall be considered “Non-SPV round tripping investments”. Chinese residents who are beneficial holders of our shares are required to register with SAFE in connection with their SPV round tripping investment or Non-SPV round tripping investment, as the case may be. The onshore entities that are directly or indirectly held by the Chinese residents shall complete the foreign exchange registration process with a tag on it as “SPV round tripping investment” or “Non-SPV round tripping investment”, as the case maybe, for foreign exchange administration.

Failure to comply with the registration procedures may result in restrictions on the relevant onshore entity, including failure to update its own foreign exchange registration, restrictions on the payment of dividends and other distributions to its offshore parent or affiliate and restrictions on the capital inflow from the offshore entity, and may also subject relevant Chinese residents to penalties under the Chinese foreign exchange administration regulations. Also at the time of applying for SAFE registration (including any change registration), the onshore entities will be required to represents that its foreign shareholder is not directly or indirectly held by any Chinese residents. Any false or misleading representations may result in administrative liabilities imposed on the onshore entities and their legal representatives.

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

In April 2009, the Chinese government approved a new national standard for methanol to be used in motor vehicle fuel to become effective on November 1, 2009. The standard includes the technical properties, testing methods, examination procedures as well as identification, packaging, transportation, storage and safety requirements for methanol that is to be used in motor vehicle fuel. Further, in May 2009, the Chinese government approved a new national standard, effective December 1, 2009, for M85 methanol gasoline, which specifies, among other things, the technical requirements, testing methods, examination procedures, identification, packaging, transportation, storage and safety requirements for methanol gasoline that comprises between 84%-86% of methanol and between 14%-16% of gasoline in terms of volume and other performance enhancing additives, for use in motor vehicles. According to the China Petroleum and Chemical Industry Association, the draft national standards for M15 — 15% percent methanol and 85% gasoline has been submitted to the China National Technical Committee on Petroleum Products and Lubricants of Standardization Administration for review. It is expected that the official national standards for M15 -15% percent methanol and 85% gasoline will soon be promulgated. We are monitoring this development closely. Although these standards do not mandate the use of methanol, we expect that they will act as a catalyst for further growth in the development of infrastructure, fueling stations, and vehicles which can accommodate higher proportion methanol blends. These recent developments are positive for the long term outlook for methanol demand, and with China demonstrating the viability of methanol blending in gasoline, this should also increase the potential for methanol blending to be adopted in other countries.

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

Employees

As of June 30, 2013, we had approximately 91 full-time employees, including 52 employees at the ZZ Joint Venture plant and 4 employees at the Yima Joint Ventures. None of our employees are represented by any collective bargaining unit. We have not experienced any work stoppages, work slowdowns or other labor unrest. We believe that our relations with our employees are good.

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

As of June 30, 2013, we had $15.9 million of cash and cash equivalents and $8.4 million of working capital available to us. We plan to use our cash for: (i) general and administrative expenses, (ii) working capital; (iii) debt service for the ZZ Joint Venture; (iv) payments to GTI due under our licensing agreements including the $1.5 million royalty due for the Yima Joint Ventures’ license which is expected to occur in late calendar 2013; and (v) general corporate purposes. The actual allocation and timing of these expenditures will be dependent on various factors, including changes in our strategic relationships, commodity prices and industry conditions, and other factors that we cannot currently predict. In particular, any future decrease in economic activity in China or in other regions of the world in which we may in the future do business could significantly and adversely affect our results of operations and financial condition. Operating cash flows from our joint venture operating projects can be positively or negatively impacted by changes in coal and methanol prices. These are commodities where market pricing can be cyclical in nature.

We expect to continue for a period of time to have negative operating cash flows until we are generating sufficient cash flows from our technology, equipment and services business and SES China (including the ZZ Joint Venture and the Yima Joint Ventures) to cover our general and administrative expenses and other operating costs. We will also limit the development of any further projects until we have assurances that acceptable financing is available to complete the project. We may pursue the development of selective projects with strong and credible partners or off-takers where we believe equity and debt can be raised or where we believe we can attract a financial partner to participate in the project and where the project would utilize our technology, equipment and services.

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

Our results of operations and cash flows may fluctuate.

Our operating results and cash flows may fluctuate significantly as a result of a variety of factors, many of which are outside our control. Factors that may affect our operating results and cash flows include: (i) the success of the Yima Joint Ventures and our ZZ Joint Venture; (ii) our success in securing a partner for SES China; (iii) our ability to obtain new customers and retain existing customers; (iv) the cost of coal and electricity; (v) the success and acceptance of our technology; (vi) our ability to successfully develop our licensing business verticals for power, steel and renewables, as well as execute on our projects; (vii) the ability to obtain financing for our projects; (viii) shortages of equipment, raw materials or feedstock; (ix) approvals by various government agencies; and (x) general economic conditions as well as economic conditions specific to the energy industry.

We may not be successful developing our business strategies.

In addition to the completion of the Yima Joint Venture plant and the restart of the ZZ Joint Venture plant, we intend to focus on developing our business verticals and securing a partner for SES China.  Although we have begun to develop our power vertical through our relationship with GE, we are still in the early stages of developing these verticals and many of the relationships with potential partners are still being cultivated. We cannot provide assurance that we will be able to successfully develop our business verticals or to find a partner for SES China which depends upon several factors, including the strength of global energy and chemical markets, commodity prices and the continued success of our ZZ Joint Venture Plant and Yima Joint Venture plant.  There can be no assurances that we will be able to succeed in either of the strategies and our inability to do so could have a material adverse effect on our business and results of operation.

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

      We rely on proprietary technology licensed from GTI. Our license agreement with GTI for U-GAS® technology (described under “Description of Business—GTI Agreements”) is a critical component of our business. All of the prior patents granted around U-GAS® technology have expired. We are improving the technology and we plan to create new technologies around the core U-GAS® technology and have applied for new patents for these improvements and new technologies. Proprietary rights relating to U-GAS® technology are protected from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents, maintained within trade secrets or maintained in confidence through legally binding agreements. There can be no assurance that patents will be issued from any pending or future patent applications owned by or licensed to us or that the claims allowed under any issued patents will be sufficiently broad to protect our technology. In addition, our ability to obtain patent protection may be affected by the terms of the GTI Agreement. In the absence of patent protection, we may be vulnerable to competitors who attempt to copy our technology or gain access to our proprietary information and technical know-how. In addition, we rely on proprietary information and technical know-how that we seek to protect, in part, by entering into confidentiality agreements with our collaborators, employees, and consultants. We cannot assure you that these agreements will not be breached, that we would have adequate remedies for any breach or that our trade secrets will not otherwise become known or be independently developed by competitors.

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

     We believe that we have the greatest competitive advantage using our technology in situations where there is a ready source of low rank, low cost coal, coal waste or biomass to utilize as a feedstock. We intend to locate projects in areas where low cost coal and coal waste is available or where it can be moved to a project site easily without transportation issues and we are working to develop structured transactions that include securing options to feedstock resources including coal and biomass. The success of our projects and those of our customers will depend on the supply of low rank coal and coal waste. If a source of low cost coal or coal waste for these projects cannot be obtained effectively, our business and operating results could be seriously affected.

     The termination of our license agreement with GTI or any of our joint venture agreements or licensing agreements would materially adversely affect our business and results of operations.

      The GTI Agreement, our joint ventures in China, our licensing and related service business and our business verticals for power, steel and renewables, including our marketing arrangement with GE Power, are essential to us and our future development. The GTI Agreement terminates on August 31, 2016, but may be terminated by GTI upon certain events of default if not cured by us within specified time periods. In addition, after the two ten year extension periods provided under the GTI Agreement, which are exercisable at our option, we cannot assure you that we will succeed in obtaining an extension of the term of the license at a royalty rate that we believe to be reasonable or at all. Our joint venture agreements do not terminate for many years, but may be terminated earlier due to certain events of bankruptcy or default, or, in the case of the ZZ Joint Venture, if the purchase and sale contract for syngas or the methanol cooperation agreement is terminated. Termination of any of our joint ventures or other key business relationships would require us to seek another collaborative relationship in that territory. We cannot assure you that a suitable alternative third party would be identified, and even if identified, we cannot assure you that the terms of any new relationship would be commercially acceptable to us. In addition, any of our license agreements could be terminated by our customer if we default under the terms of the agreement and any such termination could have a material adverse effect on our business and results of operations.

     Our projects and projects of our customers are subject to an extensive governmental approval process which could delay the implementation of our business strategy.

      Selling syngas, methanol, glycol and other commodities is highly regulated in many markets around the world, as will be projects in our business verticals for power, steel and renewables. We believe these projects will be supported by the governmental agencies in the areas where the projects will operate because coal-based technologies, which are less burdensome on the environment, are generally encouraged by most governments. However, in China and other developing markets, the regulatory environment is often uncertain and can change quickly, often with contradictory regulations or policy guidelines being issued. In some cases, government officials have different interpretations of such regulations and policy guidelines and project approvals that are obtained could later be deemed to be inadequate. Furthermore, new policy guidelines or regulations could alter applicable requirements or require that additional levels of approval be obtained. If we or our customers and partners are unable to effectively complete the government approval process in China and other markets in which we intend to operate, our business prospects and operating results could be seriously harmed.

      For example, China’s State Council has issued an opinion further restricting new project approvals for wind power, polysilicon, steel cement, glass and coal to methanol and DME projects. At the same time, the government continues to encourage newer technologies that can cleanly process coal. Although we do not believe that China’s project approval requirements and slowing of approvals for new coal to methanol and DME projects will invalidate any of our existing permits, our future joint ventures will have to abide by these guidelines.

     We are dependent on our relationships with our strategic partners for project development.

     We are dependent on our relationships with our strategic partners to accelerate our expansion, fund our development efforts, better understand market practices and regulatory issues and more effectively handle challenges that may arise. Our future success will depend on these relationships and any other strategic relationships that we may enter into. We cannot assure you that we will satisfy the conditions required to maintain these relationships under existing agreements or that we can prevent the termination of these agreements. We also cannot assure you that we will be able to enter into relationships with future strategic partners on acceptable terms. The termination of any relationship with an existing strategic partner or the inability to establish additional strategic relationships may limit our ability to develop SES China, our projects, including the ZZ Joint Venture and Yima Joint Ventures and our marketing arrangement with GE Power, and may have a material adverse effect on our business and financial condition.

     We may not be successful developing opportunities to license our technology.

     Although we have identified potential opportunities in China, India, the U.S., Australia, Vietnam and southern Africa, as well as other parts of Europe and Asia, we have only recently begun to develop our licensing and related service business and many of the relationships with potential customers are still being cultivated. To date, our principal operating activities have focused in China and India. Our ability to successfully develop global licensing opportunities for our technology is uncertain and depends upon the strength of global markets as well as our continued capability to deliver technology licenses, components and services. In addition, as with our other projects, we will be exposed to the risk of financial non-performance by our customers. Although we anticipate that we can generate revenues through engineering and technical service fees, as well as licensing fees and royalties on products sold by our licensees that incorporate our proprietary technology, there can be no assurances that we will be able to do so and our inability to do so could have a material adverse effect on our business and results of operation.

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

      Other than our ZZ Joint Venture and the Yima Joint Ventures, all of our other potential development opportunities are in the early stages of development and/or contract negotiations. Our agreements with Xuejiao and Yima, discussed under “Description of Business—Current Operations and Projects,” are currently our only negotiated joint venture contracts with operations. Additionally, we have only recently begun to develop our licensing and related service business, as well as our business verticals for power, steel and renewables, and many of the relationships with potential customers and partners, including GE Power, are still being cultivated and developed. We are unsure of when, if ever, many of these contracts will be negotiated, executed and implemented. There are many reasons that we may fail in our efforts to negotiate, execute and implement contracts with our target customers and partners to provide cost efficient energy services, including the possibilities that: (i) our products and services will be ineffective; (ii) our products and services will be cost prohibitive or will not achieve broad market acceptance; (iii) competitors will offer superior products and services; or (iv) competitors will offer their products and services at a lower cost.

     Joint ventures that we enter into present a number of challenges that could have a material adverse effect on our business and results of operations and cash flows.

      We have developed two projects in China, the ZZ Joint Venture and the Yima Joint Ventures. In addition, as part of our business strategy, we plan to enter into other joint ventures or similar transactions, including as part of our business verticals for power, steel and renewables, some of which may be material. These transactions typically involve a number of risks and present financial, managerial and operational challenges, including the existence of unknown potential disputes, liabilities or contingencies that arise after entering into the joint venture related to the counterparties to such joint ventures, with whom we share control. We could experience financial or other setbacks if transactions encounter unanticipated problems due to challenges, including problems related to execution or integration. Any of these risks could reduce our revenues or increase our expenses, which could adversely affect our results of operations and cash flows.

Additionally, we are a minority owner in the Yima Joint Ventures and we are relying on Yima to provide the management and operational support for the project. As a result, the success and timing of the Yima project will depend upon a number of factors that will be largely outside of our control and influence. As of June 1, 2013, we changed from the equity method of accounting for our investment in the Yima Joint Ventures to the cost method of accounting because we concluded that we are unable to exercise significant influence over the Yima Joint Ventures. Our conclusion regarding our lack of significant influence is based on our interactions with the Yima Joint Ventures related to the start-up and operations and due to various other circumstances including limited participation in operating and financial policymaking processes and our limited ability to influence technological decisions. Dependence on Yima, and other owners of future projects in which we have a minority interest, or extended negotiations regarding the scope of the projects, could delay or prevent the realization of targeted returns on our capital invested in these projects.

      We also include the condensed financial information of the ZZ Joint Venture in our consolidated financial statements. We rely on personnel in China to compile this information and deliver it to us in a timely fashion so that the information can be incorporated into our consolidated financial statements prior to the due dates for our annual and quarterly reports. Any difficulties or delays in receiving this information or incorporating it into our consolidated financial statements could impair our ability to timely file our annual and quarterly reports.

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

      According to 2013 study published by the EIA, China has the world’s largest technically recoverable shale gas reserve resource, representing approximately 5.5% of the world’s total recoverable shale gas resources. Sinopec, the Chinese state owned oil company, has recently drilled the first of nine planned shale gas wells. Although China currently lacks the infrastructure to develop this on a large scale, by 2020, their goal is for shale gas to provide as much as 10 percent of its total energy needs. An increase in the development of shale gas would be a competitive alternative to syngas which is produced by our technology and could have a material adverse effect on our business and results of operation if successful.

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

      Our performance is substantially dependent on the continued services and on the performance of our senior management and other key personnel. Our performance also depends on our ability to retain and motivate our officers and key employees. The loss of the services of any of our executive officers or other key employees could have a material adverse effect on our business, results of operations and financial condition. Although we have employment arrangements, which include non-competition provisions, with Robert Rigdon, our President and Chief Executive Officer, Charles Costenbader, our Chief Financial Officer, Francis Lau, our Chief Technology Officer, Don Bunnell, our Chief Commercial Officer, Kevin Kelly, our Chief Accounting Officer, Controller and Secretary and certain other members of senior management, as a practical matter, those agreements will not assure the retention of our employees and we may not be able to enforce all of the provisions in any such employment agreement, including the non-competition provisions. Our future success also depends on our ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, marketing and customer service personnel. Competition for such personnel is intense, and we cannot assure you that we will be able to successfully attract, integrate or retain sufficiently qualified personnel. In addition, because substantially all of our operations are currently in China, we will be required to retain personnel who reside in, or are willing to travel to, and who speak the language and understand the customs of, China. Our inability to retain these types of individuals could have a material adverse effect on our business, results of operations and financial condition.

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

     The business of providing energy is highly competitive. In the gasification market, large multi-national industrial corporations that are better capitalized, such as General Electric, Shell, CB&I and Siemens (with entrained flow technologies), and smaller Chinese firms (with atmospheric pressure technologies) offer coal gasification equipment and services. Although we do not directly compete with the multi-national industrial corporations, their activities in the marketplace may negatively impact our operations and our ability to attract quality projects. In addition, new competitors, some of whom may have extensive experience in related fields or greater financial resources, may enter the market. Increased competition could result in a loss of contracts and market share. Either of these results could seriously harm our business and operating results. In addition, there are a number of gasification and conventional, non-gasification, coal-based alternatives for producing heat and power that could compete with our technology in specific situations. If we are unable to effectively compete with other sources of energy, our business and operating results could be seriously harmed.

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

      Recent Chinese regulations relating to outbound investment activities, in particular, round-tripping investments by Chinese residents may increase our administrative burden, restrict our overseas and cross-border investment activity or otherwise adversely affect the implementation of our acquisition strategy. Under the regulations of SAFE, Chinese residents who make, or have previously made, direct or indirect round tripping investments through a SPV, will be required to register with SAFE. In the case of any round tripping investment by the Chinese residents through an offshore entity which is not an SPV, as defined in the SAFE Circular 75, the onshore entities that are indirectly held by the Chinese residents is required to complete the foreign exchange registration process with a tag on it as “Non-SPV round tripping investment”. In addition, such SAFE registration is required to be filed or updated in the case of any material change involving its round-trip investment, capital variation, such as an increase or decrease in capital, transfer or swap of shares, merger, division, long-term equity or debt investment or creation of any security interest. If any Chinese stockholder fails to make the required SAFE registration or filings in connection with their round tripping investment, or if Chinese entities fail to be tagged as the “SPV round tripping investment “ or “Non-SPV round tripping investment”, the Chinese subsidiary of that offshore parent company may be prohibited from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation, to their offshore parent company, and the offshore parent company may also be prohibited from injecting additional capital into their Chinese subsidiary. Moreover, failure to comply with the various SAFE registration requirements described above could result in liability under Chinese laws for evasion of applicable foreign exchange restrictions. At the time of applying for SAFE registration (including any change registration), the onshore entities will be required to represents that its foreign shareholder is not directly or indirectly held by any Chinese residents. Any false or misleading representations may result in administrative liabilities imposed on the onshore entities and their legal representatives. We cannot provide any assurances that all of our stockholders who are Chinese residents will make or obtain any applicable registrations or approvals required by these SAFE regulations. The failure or inability of our Chinese resident stockholders to comply with the registration procedures set forth in the SAFE regulations may subject our Chinese subsidiaries to fines and legal sanctions, restrict our cross-border investment activities, or limit them ability to distribute dividends to or obtain foreign-exchange dominated loans from our company. Nor can we provide assurance that our Chinese subsidiaries are accepted by SAFE to be tagged as “SPV round tripping investment” or “ Non-SPV round tripping investment” given that SAFE Circular 21 is a newly issued regulation and certain aspects therein still remain in uncertainty. As it is uncertain how the SAFE regulations will be interpreted or implemented, we cannot predict how these regulations will affect our business operations or future strategy. For example, we may be subject to a more stringent review and approval process with respect to our foreign exchange activities, such as remittance of dividends and obtaining foreign currency denominated borrowings, which may harm our results of operations and financial condition. In addition, if we decide to acquire a Chinese domestic company, we cannot assure you that we or the owners of such company, as the case may be, will be able to obtain the necessary approvals or complete the necessary filings and registrations required by the SAFE regulations. This may restrict our ability to implement our acquisition strategy and could adversely affect our business and prospects.

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

      Increases in the labor costs or future disputes with our employees could damage our business, financial condition or operating results. According to Chinese Social Security Law and other applicable Chinese labor laws, the employer shall be responsible to deal with and pay social insurances and housing funds for all of its employees based on the actual salary of the employees. In addition, as required by Chinese regulations, we participate in various employee benefit plans that are organized by municipal and provincial governments, including pension, work-related injury benefits, maternity insurance, medical and unemployment benefit plans. We are required under Chinese laws to make contributions to the employee benefit plans at specified percentages of the salaries, bonuses and certain allowances of our employees, up to a maximum amount specified by the local government from time to time. Members of the retirement plan are entitled to a pension equal to a fixed proportion of the salary prevailing at the member’s retirement date. There is no guarantee that we and our subsidiaries will be able to comply with the relevant requirements. Failure to comply with the various PRC Labor Laws and regulation requirements described above could result in liability under Chinese law.

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

     Use of uninsured bank accounts in China could adversely affect our ability to conduct our business.

     Funds on deposit at banks and other financial institutions in China are often uninsured.  A portion of our assets are held in the form of cash deposited with banks in China. In the event of a bank failure, we may not have access to our funds on deposit. Depending on the amount of money we maintain in a bank that fails, our inability to have access to the cash could impair our operations and adversely affect our ability to conduct our business.

      We may have difficulty establishing adequate management, legal and financial controls in China.

China historically has been deficient in Western style management and financial reporting concepts and practices, as well as in modern banking, computer and other control systems. For example, we recently changed from the equity method of accounting for our investment in the Yima Joint Ventures to the cost method of accounting because we concluded that we are unable to exercise significant influence over the Yima Joint Ventures due to, among other things, our limited participation in operating and financial policymaking processes and our limited ability to influence technological decisions. We may have difficulty in hiring and retaining a sufficient number of employees who are qualified to assist us in application of such concepts and practices to work in China. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards.

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

     We are at risk of being de-listed from NASDAQ if we do not regain compliance with the minimum $1 bid price per share required by NASDAQ.

     On August 2, 2013, we received a letter from NASDAQ informing us that the closing bid price of our common stock has been below $1.00 per share for a period of 30 consecutive trading days, which is outside the requirements of NASDAQ for continued listing. Under NASDAQ Listing Rule 5810(c)(3)(A), we have a grace period of 180 calendar days, or until January 29, 2014, in which to regain compliance with the minimum bid price rule. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during this grace period.  If we do not regain compliance before January 29, 2014, we may be eligible for an additional grace period if we meet the initial listing standards, with the exception of bid price, for The NASDAQ Capital Market, and we successfully apply for a transfer of our securities to that market. Such a transfer would provide us with an additional 180 calendar day period to regain compliance with the minimum bid requirement.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate office occupies approximately 7,300 square feet of leased office space in Houston, Texas. We also lease approximately 6,000 square feet of office spaces in Shanghai, China. The ZZ Joint Venture plant is constructed on approximately 375,000 square feet of land under 50-year land use rights acquired from the Chinese government. The plant buildings and related structures occupy approximately 198,000 square feet. Over time, additional properties may be required if we develop new projects and add personnel to advance our commercial and technical efforts.

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

	Sales Price
	High	Low
Year Ending June 30, 2013:
First Quarter	$1.45	$0.92
Second Quarter	$1.44	$0.95
Third Quarter	$1.20	$0.96
Fourth Quarter	$1.49	$0.78
Year Ending June 30, 2012:
First Quarter	$2.97	$1.21
Second Quarter	$1.85	$1.36
Third Quarter	$1.88	$1.30
Fourth Quarter	$1.53	$0.76

As of September 23, 2013, our authorized capital stock consisted of 200,000,000 shares of common stock, of which 63,719,640 shares of common stock were issued and outstanding. As of such date, there were 89 holders of record of our common stock.

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

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth information regarding our existing equity compensation plans as of June 30, 2013.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	7,404,692	(2)	$0.98	923,316	(2)
Equity compensation plans not approved by security holders	1,649,438	(3)	$1.39	—
Total as of June 30, 2013	9,054,130		$1.05	923,316

__________________
(1) Consists of the Amended and Restated 2005 Incentive Plan, as amended, or the Plan.
(2) Of the total 9,800,000 shares under the Plan, options to acquire 7,404,692 shares of commons stock were outstanding at June 30, 2013 and 152,468 shares of restricted stock had been granted under the Plan.
(3) As of June 30, 2013, warrants to acquire up to 1,649,438 shares of our common stock were issued to Crystal Vision Energy (i) for consulting services rendered to us and (ii) under a Unit Purchase Agreement.

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

Statements of Operations Data
(in thousands, except per share amounts)

	Years Ended June 30,
	2013	2012	2011	2010	2009
Total revenue	$579	$3,062	$10,158	$9,301	$2,102
Operating loss	(18,379)	(18,267)	(15,730)	(24,964)	(30,062)
Net loss	(19,923)	(20,072)	(15,620)	(25,415)	(29,279)
Less: net loss attributable to noncontrolling interests	(10)	176	157	3,667	703
Net loss attributable to stockholders	(19,933)	(19,896)	(15,463)	(21,748)	(28,576)
Net loss per share:
Basic and diluted	$(0.33)	$(0.39)	$(0.32)	$(0.45)	$(0.60)
Weighted average common shares outstanding:
Basic and diluted	60,171	51,024	48,584	48,230	48,017

Balance Sheet Data
(in thousands)
	June 30,
	2013	2012	2011	2010	2009
Total working capital	$8,448	$9,874	$27,851	$37,223	$81,033
Total assets	88,364	92,847	109,974	120,581	146,136
Total liabilities	10,060	12,887	13,190	16,542	20,040
Total equity	78,304	79,960	96,784	104,039	126,096

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

Business Overview

We are a development stage global energy and gasification technology company that provides proprietary gasification technology systems and solutions to the energy and chemical industries. Our business is to create value by supplying our technology, equipment and services into global projects where lower cost low quality coals, coal wastes, municipal wastes, agricultural biomass, and other biomass feedstocks can be profitably converted through our proprietary gasification technology into clean synthesis gas, or syngas (a mixture of primarily hydrogen, carbon monoxide, and methane), which is then used to produce a variety of high value energy and chemical products.  Our initial operating projects to date convert high ash coal and coal wastes to chemical grade methanol, and we are pursuing a variety of additional global projects  under development by customers who may use our technology platform to convert low quality coals such as lignite, coal wastes, municipal wastes and agricultural waste biomass to high value products such as electric power, transportation fuels, substitute natural gas, or SNG, fuel for direct reduction iron, or DRI, steel making and other products. Our technology is originally based on the U-GAS® process developed by the Gas Technology Institute and we have augmented and differentiated the technology through newly developed intellectual property related to design, detailed engineering, constructing, starting up and operating our two commercial joint venture plants in China.

We intend to commercialize our technology through supplying our gasification systems consisting of technology, equipment and services to projects globally and to accomplish this largely via value accretive partnerships and collaborations with other companies which operate in the energy and chemical market segments where we believe our technology is highly advantaged.  This is a low capital intensity business approach which we believe can generate attractive margins for us through providing our technology differentiated equipment and services in multiple market segments globally with a potential to build meaningful sales opportunities over time.  However, to date our principal operating activities have focused in China where we have invested and built two commercial projects.  We made these investments to fully demonstrate our technology and our capabilities to build and operate, but with this step of commercializing our technology successfully completed, we no longer intend to make such extensive capital investments in the foreseeable future. Our ZZ Joint Venture project is our first commercial scale coal gasification plant and is located in Shandong Province, China. It achieved commercial operation in December 2008.  The ZZ Joint Venture is designed to produce clean syngas for sale to an immediately adjacent industrial company who manufactures methanol from the syngas.  Under the new commercial structure completed in July 2013, we are assuming control of the methanol facilities and the ZZ Joint Venture plant will operate as an integrated plant which converts local coal wastes to methanol, as described in more detail under “-Current Operations and Projects – Zao Zhuang Joint Venture.”  The Yima Joint Venture project in Henan Province, China generated its first methanol production in December 2012, and is currently in its start-up phase, as described in more detail under “Business-Current Operations and Projects – Yima Joint Ventures.” It is designed to produce 300,000 tons per year of chemical grade methanol and has achieved as high as 80% of its design raw methanol production capacity during start-up.

Our business model is to deploy our technology on a global basis via supplying a technology package, containing license rights to operate a project using our technology, gasification system equipment, and technology related services.  As part of our overall strategy we intend to form strategic regional and market-based partnerships or business verticals where our technology offers advantages and through cooperating with these partners grow an installed base of projects. Through collaborative partnering arrangements we believe we will commercialize our technology much faster than entering these markets alone.  Building on our success in China, we are formalizing a China region business unit, that we refer to as SES China, with plans to capitalize this business locally with strategic partners that we believe can help accelerate our growth in China. In addition to regional business units, we are continuing to evaluate and develop our business in markets such as power, steel, fuels, substitute natural gas, chemicals and renewables which can benefit from deploying our technology offering to create these products from low cost coal and renewable feedstocks. We are developing these market-based business vertical opportunities together with strategic partners which have established businesses or interests in these markets with the goal of growing and expanding these businesses by partnering with us and deployment of our technology offering. Our collaboration with GE Packaged Power, Inc., a subsidiary of GE, which began in early 2013 to jointly evaluate and market a small scale power generation unit combining our gasification technology with GE’s aeroderivative gas turbines, is an ongoing example of our market-based business vertical developments underway. We are also advancing developments via technology integration studies with potential partners for business verticals in DRI steel and “green” chemicals derived from municipal wastes. We have also formalized agreements for marketing our technology in India which we believe is an important growth region for which our technology is uniquely well suited.

We believe our existing operating projects in China have clearly demonstrated that we have several advantages which differentiate our technology over other commercially available gasification technologies, such as entrained flow, fixed bed, and moving bed gasification technologies. The first of these advantages is our ability to use a wide range of feedstocks (including low rank, high ash and high moisture coals, which are significantly cheaper than higher grade coals), coal wastes, municipal wastes, agricultural wastes, and other biomass feedstocks to make clean syngas.  Our feedstock advantage opens up many of these global resources for use to manufacture energy and chemical products which otherwise could not be done with other currently available commercial gasification technologies.  Secondly, our technology’s advanced fluidized bed design is extremely tolerant to a wide range changes in feedstock during operation, which allows for flexible fuel purchasing for our customers. Additionally, our technology can use much less water and its simple design leads to the fabrication cost of our equipment and resulting plant costs being lower compared to other commercially available technologies. We believe these important factors position our technology for future deployment of gasification worldwide because our technology can enable projects to become a lower cost producer of products. Depending on local market needs and fuel sources, our syngas can be used to produce many valuable products including electric power, SNG, chemicals such as methanol, dimethyl ether, or DME, and glycol, ammonia for fertilizer production, reducing gas for DRI processes, and transportation fuels such as gasoline and diesel.

Results of Operations

We are in our development stage and therefore have had limited operations. We have sustained net losses of $157.1 million from November 4, 2003, the date of our inception, to June 30, 2013.

Year Ended June 30, 2013 Compared to the Year Ended June 30, 2012

Revenue. Total revenue decreased by $2.5 million to $0.6 million for the year ended June 30, 2013 compared to $3.1 million for the year ended June 30, 2012.

There were no product sales revenues for the fiscal year 2013 due primarily to no capacity fee revenue being received and the suspension of syngas production at the ZZ Joint Venture plant in late September 2011. Product sales were $2.1 million for the year ended June 30, 2012 and were derived from the sale of syngas and byproducts produced at the ZZ Joint Venture plant to Xuejiao before the suspension of syngas production at the ZZ Joint Venture plant. Since initial start-up of the ZZ Joint Venture plant, Xuejiao has been unable to off take the full volume amount of syngas as required by the initial syngas sales agreement for which the ZZ Joint Venture plant’s original design was based. In April 2011, Xuejiao stopped paying the contractual capacities fees owed to the ZZ Joint Venture plant, and in September 2011, the ZZ Joint Venture stopped syngas production until this commercial issue could be remedied. In March 2012, Xuecheng Energy advanced approximately $1.0 million to the ZZ Joint Venture. In September 2012, Xuejiao advanced an additional approximately $0.8 million to the ZZ Joint Venture. Under the cooperation agreement agreed to in July 2013, or the ZZ Cooperation Agreement, these advances are to be applied to settling the prior payments due under the syngas purchase and sale agreement, therefore we expect to recognized these advances as revenue when the ZZ Cooperation Agreement is effective. For more on the ZZ Cooperation Agreement, see “Business – Current Operations and Projects – Zao Zhuang Joint Venture”.

Technology licensing and related services revenues decreased by $0.4 million to $0.5 million for the year ended June 30, 2013 compared to $0.9 million for the year ended June 30, 2012 and resulted primarily from engineering feasibility studies and coal testing services for customers who are actively developing projects and may license and build plants using our technology. Revenues for the year ended June 30, 2013 were primarily attributable to two customers, one of which is a global leader in iron ore processing and steel production who is studying the integration of our technology with their steel production technology, and the other is a project developer studying the use of renewable feedstock combinations for the production of chemicals.

Costs of sales and plant operating expenses. Costs of sales and plant operating expenses decreased by $4.0 million to $0.8 million for the year ended June 30, 2013 compared to $4.8 million for the year ended June 30, 2012. The decrease was due primarily to the suspension of syngas production at the ZZ Joint Venture plant in late September 2011.

General and administrative expenses.  General and administrative expenses increased by $0.4 million to $13.6 million for the year ended June 30, 2013 compared to $13.2 million for the year ended June 30, 2012. Fiscal year 2013 general and administrative expenses included a $1.0 million write off of deferred financing costs related to the ZJX Agreement (as defined below under “Liquidity and Capital Resources”) which was terminated on June 10, 2013, and fees of $1.3 million paid to CVE under their consulting agreement which was terminated as of August 31, 2013. Fiscal 2012 general and administrative expenses included non-recurring consulting related costs of $0.8 million, including a $0.5 million charge to recognize the loss related to a matter with a consulting firm and fees associated with collecting a payment from Xuejiao, and $0.4 million of fees paid to Crystal Vision Energy, or CVE, under their consulting agreement. Recurring general and administrative expenses consist primarily of compensation, professional and consulting fees, travel, and other costs of our corporate, development and administrative functions in Houston and Shanghai, and project and technical development expenses.

Stock-based compensation expense. Stock-based compensation expense increased by $1.4 million to $2.3 million for the year ended June 30, 2013 compared to $0.9 million for the year ended June 30, 2012. The increase was due primarily to expensing the excess of the fair value over the consideration paid for shares of common stock and warrants issued to CVE under a unit purchase agreement that closed in February 2013, the expensing of shares and warrants issued in connection with CVE’s consulting agreement and expensing the estimated fair values of stock options awarded to directors and employees during the period.

Depreciation and amortization expense. Depreciation and amortization expense decreased by $0.2 million to $2.3 million for the year ended June 30, 2013 compared to $2.5 million for the year ended June 30, 2012 and was primarily due to corporate assets such as information systems becoming fully depreciated during fiscal 2013. The majority of our depreciation expense relates to our ZZ Joint Venture plant’s assets which we have continued to depreciate since the plant’s operations were suspended in September 2011. We expect to continue to depreciate the ZZ Joint Venture while we prepare for and operate under the ZZ Cooperation Agreement.

Equity in losses of joint ventures. The equity in losses of joint ventures decreased by $0.5 million to $1.4 million for the year ended June 30, 2013 compared to $1.9 million for the year ended June 30, 2012 and relates to our 25% share of the start-up losses incurred by the Yima Joint Ventures and our 50% share of the start-up losses incurred by SES Resource Solutions, Ltd., or SRS. The losses of the Yima Joint Ventures related to non-capitalizable costs incurred during the design, construction, commissioning and start-up phases. As of June 1, 2013, we changed from the equity method of accounting for our investment in the Yima Joint Ventures to the cost method of accounting because we concluded that we are unable to exercise significant influence over the Yima Joint Ventures. Our conclusion regarding our lack of significant influence is based on our interactions with the Yima Joint Ventures related to the start-up and operations and due to various other circumstances including limited participation in operating and financial policymaking processes and our limited ability to influence technological decisions. Under the cost method, we will not record our share of the Yima Joint Ventures’ net income or losses, but will record dividend income upon receipt of any dividends. The losses of SRS related to development costs including the value of Midas’ contributed services, consulting and travel expenses. In December 2012, SRS suspended its activities due to the unavailability of financing for coal resources, therefore our contributions to SRS are expected to be minimal until its activities resume.

Foreign currency gain. Foreign currency gains were $80,000 for the year ended June 30, 2013 compared to $548,000 for the year ended June 30, 2012. The foreign currency gains have resulted from the appreciation of the Renminbi Yuan relative to the U.S. dollar and are generated on U.S. dollar denominated shareholder loans payable by our Chinese operations.

Interest income. Interest income was $50,000 for the year ended June 30, 2013 compared to $90,000 for the year ended June 30, 2012. The decrease was primarily due to lower cash equivalent investments.

Interest expense. Interest expense was $0.3 million for the year ended June 30, 2013 compared to $0.6 million for the year ended June 30, 2012. Our interest expense relates primarily to the ZZ Joint Venture’s loan with Industrial and Commercial Bank of China, or ICBC, and the decrease in interest expense is a result of a lower outstanding principal balance due to scheduled repayments of principal.

Year Ended June 30, 2012 Compared to the Year Ended June 30, 2011

Revenue. Total revenue decreased by $7.1 million to $3.1 million for the year ended June 30, 2012 compared to $10.2 million for the year ended June 30, 2011.

Product sales decreased by $6.8 million to $2.1 million for the year ended June 30, 2012 compared to $8.9 million for the year ended June 30, 2011 and were derived from the sale of syngas and byproducts produced at the ZZ Joint Venture plant to Xuejiao. The decrease in product sales was due primarily to no capacity fee revenue being received during the year ended June 30, 2012 and the suspension of syngas production at the ZZ Joint Venture plant in late September 2011.

In May 2011, Xuejiao notified the ZZ Joint Venture plant that it will not continue payment of capacity fees beyond April 2011. The plant continued to operate and provide syngas to Xuejiao until operations were suspended in late September 2011, and Xuejiao paid other contractual obligations such as the energy fees and by-product sales due under the contract.

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

General and administrative expenses.  General and administrative expenses increased by $0.3 million to $13.2 million for the year ended June 30, 2012 compared to $12.9 million for the year ended June 30, 2011. The increase was due primarily to non-recurring consulting related costs of $0.8 million, including a $0.5 million charge to recognize the loss related to a matter with a consulting firm which was settled in May 2012 and fees associated with collecting a payment from Xuejiao, offset, in part, by a reduction in expenses of $0.5 million due principally to decreased compensation and other expenses. Recurring general and administrative expenses consist primarily of compensation, professional and consulting fees, travel, and other costs of our corporate, development and administrative functions in Houston and Shanghai, and project and technical development expenses.

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

Depreciation and amortization expense. Depreciation and amortization expense decreased by $0.1 million to $2.5 million for the year ended June 30, 2012 compared to $2.6 million for the year ended June 30, 2011 and was primarily related to depreciation of our ZZ Joint Venture plant’s assets and our corporate information systems’ assets.

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

Liquidity and Capital Resources

We are in our development stage and have financed our operations to date through private placements of our common stock in 2005 and 2006 and two public offerings, one in November 2007 and one in June 2008. We have used the proceeds of these offerings primarily for the development of our technology including the investments in the ZZ Joint Venture and the Yima Joint Ventures, and to pay other business development and general and administrative expenses. In addition, we have a loan agreement with ICBC which funded certain of the costs of the ZZ Joint Venture.

As of June 30, 2013, we had $15.9 million in cash and cash equivalents and $8.4 million of working capital available to us. During the year ended June 30, 2013, we used $13.0 million in operating activities compared to $11.8 million for the year ended June 30, 2012. The increase in cash used in operating activities was due principally to certain general and administrative costs including cash payments of approximately $1.4 million in fiscal 2013 made to CVE for their consulting services. During the years ended June 30, 2013 and 2012, we used $0.6 million and $0.9 million, respectively, in investing activities primarily to fund the start-up and development of SRS. During the year ended June 30, 2013, we received $14.8 million of net proceeds from sales of our common stock including approximately $15.5 million of combined gross proceeds from Hongye and Zhongmo for the issuance of 10,352,428 shares, and proceeds of $400,000 for the issuance of 449,438 shares of our common stock and warrants to acquire 449,438 shares of our common stock under a Unit Purchase Agreement with CVE. During each of fiscal 2013 and 2012, we used $2.4 million in financing activities for the scheduled semi-annual principal payments on the ZZ Joint Venture’s loan with ICBC.

In June 2009, we paid $1.5 million to GTI toward future royalties due to GTI for the Yima Joint Ventures’ project as part of our investment in the Yima project. An additional future royalty payment of approximately $1.5 million will be due to GTI upon full completion of the build of the gasifier systems which we expect to occur by the end of calendar 2013.

Loan Agreements

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

•     Interest is adjusted annually based upon the standard rate announced each year by the People’s Bank of China, or PBOC, and as of June 30, 2013, the applicable interest rate was 6.55 % and is payable monthly;

•     A principal payment of RMB 7.7 million (approximately $1.2 million based on current currency exchange rates) was paid in September 2013 and the final payment of the same amount is due in March 2014;

•     Xuejiao is the guarantor of the entire loan;

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

As of June 30, 2013, the ZZ Joint Venture was in compliance with all covenants and obligations under the Fixed Asset Loan Contract.

On September 10, 2013, the ZZ Joint Venture entered into a one-year loan agreement with a local bank and received approximately $3.2 million of proceeds for costs related to the ZZ Cooperation Agreement. Interest on this loan is based on the PBOC rate and is initially 10.8% and payable monthly. The principal is due at maturity of the loan. Xuejiao provided a guarantee for this loan and the ZZ Joint Venture collateralized certain real estate assets.

Share Purchase Agreements

Unit Purchase Agreement with CVE

In February 2013, we entered into and closed a Unit Purchase Agreement with CVE under which we received proceeds of $400,000 and issued 449,438 shares of our common stock and issued warrants to acquire 449,438 shares of our common stock.

Share Purchase Agreements with Hongye and Zhongmo

On June 18, 2012, we entered into a Share Purchase Agreement with Hongye pursuant to which Hongye acquired 6,175,093 shares of our common stock, or the Hongye Shares, for $1.50 per share, for an aggregate purchase price of approximately $9.3 million, and entered into a Share Purchase Agreement with Zhongmo pursuant to which Zhongmo acquired 4,177,335 shares of our common stock, or the Zhongmo Shares, for $1.50 per share, for an aggregate purchase price of approximately $6.3 million. The net proceeds received by us are to be fully applied to our operations and projects in China and have been deposited into a bank account in Hong Kong controlled by SES China. The terms and conditions of the agreements are summarized in Note 13 to the consolidated financial statements included herein.

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

Share Purchase Agreement with ZJX

On June 10, 2013, we provided notice to China Energy Industry Holdings Group Co, Ltd., or China Energy, and Zhongjixuan Investment Management Company Ltd., or ZJX, of the termination of the Share Purchase Agreement among the us, ZJX and China Energy dated March 31, 2011, as amended on August 16, 2011 and December 30, 2011, or the ZJX Agreement, as permitted by the terms of the ZJX Agreement. No penalties or payments were due as a result of the termination of the ZJX Agreement, China Energy had not paid any of the purchase price and we have not issued any shares to ZJX or China Energy under the ZJX Agreement. We incurred approximately $1.0 million of legal and other professional fees and costs related to the ZJX Agreement which were deferred and written off in June 2013.

Consulting Agreement with Crystal Vision Energy

Effective January 1, 2013, we entered into a consulting services agreement, or the CVE Agreement, with Crystal Vision Energy Limited, or CVE, pursuant to which CVE provided strategic, executive leadership and management services for us and our China business platform. The CVE Agreement replaced a prior services agreement that we had in place with CVE dated effective April 1, 2012. CVE received a monthly services fee of $150,000 plus expense reimbursement, $100,000 of which is payable in cash each month and the remaining $50,000 accrues monthly and is payable quarterly in common stock. CVE was also entitled to incentive warrants upon signing. In connection with fundraising on behalf of us, CVE is entitled to a success fee for the total of any investment from a third party (subject to certain exclusions) for use in China, or directly invested into our China business.

A warrant to purchase up to 1,200,000 shares of our common stock with an exercise price of $1.50 was granted in February 2013 and becomes vested and fully exercisable on December 31, 2013 and has a term of five years. These warrants to CVE are referred to as the CVE Incentive Warrants.

In February 2013, we entered into and closed a Unit Purchase Agreement with CVE under which we received proceeds of $400,000 and issued 449,438 shares of its common stock and warrants to acquire 449,438 shares of our common stock, or the CVE Unit Purchase Warrants. The CVE Unit Purchase Warrants have an exercise price of $1.11 per share and have a term of 5 years.

As of June 30, 2013, we had issued 279,480 shares of our common stock to CVE as part of their monthly compensation payable in common stock under the CVE Agreement. These shares are valued based upon the volume-weighted-average share price for the month preceding the month in which services are performed.

On July 29, 2013, we entered into an amendment, or the CVE Amendment, to the CVE Agreement between CVE and us dated effective January 1, 2013. Pursuant to the CVE Amendment, CVE made a $100,000 investment in our common stock on August 1, 2013. The shares of our common stock were issued at a price which was equal to 80% of the volume weighted average price of our common stock on the NASDAQ Stock Market over the three months prior to August 1, 2013. The associated warrants shall have an exercise price which is equal to the volume weighted average price of our common stock on the NASDAQ over the three months prior to August 1, 2013.

The CVE Agreement was terminated effective as of August 31, 2013.

Outlook

Our strategies are focused on the completion of the Yima Joint Venture plant, the restart of the ZZ Joint Venture plant, developing our business verticals and finding a partner for SES China.  Our business is to create value by supplying our technology, equipment and services into global projects where lower cost low quality coals, coal wastes, municipal wastes, agricultural biomass, and other biomass feedstocks can be profitably converted through our proprietary gasification technology into clean synthesis gas, or syngas (a mixture of primarily hydrogen, carbon monoxide, and methane), which is then used to produce a variety of high value energy and chemical products.

Our business model is to deploy our technology on a global basis via supplying a technology package, containing license rights to operate a project using our technology, gasification system equipment, and technology related services.  As part of our overall strategy we intend to form strategic regional and market-based partnerships or business verticals where our technology offers advantages and through cooperating with these partners grow an installed base of projects. Through collaborative partnering arrangements we believe we will commercialize our technology much faster than entering these markets alone.  This is a low capital intensity business approach which we believe can generate attractive margins for us through providing our technology differentiated equipment and services in multiple market segments globally with a potential to build meaningful sales opportunities over time. We also believe that our technology business activities will help advance our capabilities and provide opportunities which may allow us to selectively participate as equity partners in such projects in the future. Additionally, we are continuing to improve our technology in ways we believe will enhance our competitive position. We are pursuing other possible technology licensing opportunities with third parties allowing us to build on our capability demonstrated at the ZZ Joint Venture and the Yima Joint Venture. We are focusing our efforts globally with our partners in countries with large low rank coal resources, but our principal operating activities to-date have focused on China and India.

We and GE Packaged Power, Inc., a subsidiary of GE, have agreed to jointly evaluate and market a small scale power generation unit combining our gasification technology with GE’s aeroderivative gas turbines. This application marketing agreement will focus on regions of the world where conversion of non-conventional feedstock sources such as lignite and coal wastes into synthesis gas fuel via our technology may be advantaged over conventional gas turbine fuel sources such as natural gas and fuel oil.  Together with GE, we have completed a preliminary evaluation of this application of our combined technologies. Under the terms of this agreement, the two businesses on a non-exclusive basis will complete the market evaluation and seek initial customers for this small scale power product. We also recently announced plans to seek deployment our technology as a gas turbine fuel generation package into a standardized plant design in the 50 to 100 MW range. We believe the power segment offers opportunity over time to provide meaningful sales opportunities for our gasification technology and equipment systems. We intend to focus on the continued development of this business vertical.

We are working on licensing opportunities and other business arrangements with high-profile steel companies who are active in the DRI industry. In addition, we are also developing additional business vertical opportunities to integrate our technology with DRI steel making technology for a coal-to-steel solution and for evaluating projects that can make methanol and derivatives from refuse derived fuels from our technology. We have completed two paid studies during fiscal 2013 with potential partners to assess integrating our technology into these applications and the results of these studies indicated a very cost effective solution with highly efficient integrations. Our goal for these two business verticals is to find strategic partnering to provide a complete technology and equipment package offering.

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

SES China is intended to be a stand-alone business platform that encompasses all of our current and future business activities and initiatives in China.  Don Bunnell, our co-founder and board member, has recently been rehired as our Chief Commercial Officer and will be leading day-to-day activities for SES China with a focus on finding a partner for the business. We believe that SES China will better enable us to grow faster in China than otherwise possible and to better protect our intellectual property and technology in China.  In addition, we expect to work more effectively with our existing partners to efficiently leverage the other business verticals we are developing including clean renewable fuels and power businesses, direct reduction iron for the steel industry, clean coal-to-chemicals projects, and for longer term value creation, larger scale SNG projects utilizing low rank coal resources and biomass. We are seeking to partner SES China with a financially strong and highly skilled Chinese companies which desires to invest into the growth of China’s clean energy space and who recognize the opportunity afforded by our technology capability and business model.  We believe partnering a significant portion of SES China can, with the right Chinese partner, accelerate the commercialization of our technology on a global basis and will enable to reduce our capital requirements to achieve this acceleration.

We are also actively pursuing new project partners to invest in our ongoing development efforts. The Yima Joint Venture plant’s commissioning is in its final stages and methanol production has been ramped up to as high as 80% of total design capacity and is now selling its methanol product to a local industrial company. All three of the gasifiers have been operated at various ranges of throughput and pressure. The current focus is on completing the installations of char removal systems for the syngas production and commissioning of the downstream units that prepare the syngas for methanol production as well as the continued commissioning of the methanol production unit itself. The plant is designed to produce 300,000 tonnes per year of methanol from two operating gasifiers. There have been a variety of minor construction related shutdowns which are normally seen in the startup of these units, but they have generally not been related to our gasifier systems. The Yima Joint Venture plant is being closely watched by our potential customers and partners in China and globally, and we expect the Yima project to be a major catalyst for securing much of the new business we have been developing.

We believe that the ZZ Joint Venture plant has achieved significant success demonstrating our technology as well as our technical and operating capabilities. We are of the view that by improving financial performance and reducing operating costs at the ZZ Joint Venture plant our overall financial performance can be improved. Since initial start-up, Xuejiao (originally owned by Hai Hua) has been unable to off take the full volume amount of syngas as required by the initial syngas sales agreement for which the ZZ Joint Venture plant’s original design was based and as a result the plant incurred operating losses. On July 24, 2013, the ZZ Joint Venture entered into the ZZ Cooperation Agreement with Xuejiao, which serves to supersede the existing syngas purchase and sale agreement among the parties dated October 22, 2006 and supplemented previously in 2008. The ZZ Cooperation Agreement represents the basis for an integrated syngas to methanol operation and resolution of the nonpayment of the contractual capacity fees by Xuejiao. Under the terms of the Agreement, Xuejiao will (i) provide the ZZ Joint Venture with use of their methanol plant for ten years at no cost to the ZZ Joint Venture, (ii) has provided a bank loan guarantee of approximately $3.2 million for a majority of the financing necessary for the ZZ Joint Venture for the retrofit and related costs of the ZZ Joint Venture plant, (iii) waive certain advances previously made to the ZZ Joint Venture and (iv) supply discounted coke oven gas produced by its existing coke ovens to be used in combination with synthesis gas to produce refined methanol from the new ZZ Joint Venture integrated syngas methanol operation. The new integrated operation will be managed by us. Upon successful completion of certain conditions precedent described below, we will terminate and waive our claims to past due capacity fees owed by Xuejiao under the existing syngas purchase and sale agreement.

The ZZ Cooperation Agreement will take full effect upon the completion of certain conditions precedent including: (i) all necessary consents and approvals being obtained by each of the parties, (ii) completion of final due diligence on the methanol plant, as well as the scheduled overhaul of the facility (as described in more detail in the Agreement) and the handover to the ZZ Joint Venture, and (iii) execution of the Xuejiao financing guarantee and the financial closing of the ZZ Joint Venture bank financing for the retrofit which occurred on September 10, 2013.

We believe that there is currently a shift in the coal gasification business toward the use of low quality, and therefore low cost, coals for coal-to-energy and chemicals projects and we believe that China is a good example of this new direction in coal gasification. According to the International Energy Outlook 2013 from the U.S. Energy Information Administration, China’s natural gas consumption is estimated to reach 7.8 trillion cubic feet in 2020 but domestic production of natural gas in China is estimated to be 4.2 trillion cubic feet in 2020. Today, coal to SNG projects are beginning to progress and the Chinese government supports these types of coal to energy projects. Due to this estimated shortfall in natural gas, combined with the current encouragement from the Chinese government for these projects, we believe there is potential in China for several of these SNG projects which are anticipated to be very large scale as compared to previous coal-to-chemical projects that have been built in China. In addition, we believe many of these projects will be located in regions such as Inner Mongolia where very low cost lignite coals can be made available and are necessary to reduce the production cost of SNG. Our technology is well suited for this location due to its ability to process these low quality coals and to meet local requirements for clean production of syngas, without tars and oils produced by other technologies, and very low water usage for the overall process. In addition, Inner Mongolia government regulations permit higher quality coals to be made available to those companies that can cleanly gasify the low quality lignite coals. This creates the potential to sell the high quality coals directly to the market while operating the project on low cost lignite, further enhancing the overall financial performance and value created by the project.

We expect to continue for a period of time to have negative operating cash flows until we are generating sufficient cash flows from our technology, equipment and services business and SES China (including our ZZ Joint Venture and the Yima Joint Ventures) to cover our general and administrative expenses and other operating costs. We will also limit the development of any further projects until we have assurances that acceptable financing is available to complete the project. We may pursue the development of selective projects with strong and credible partners or off-takers where we believe equity and debt can be raised or where we believe we can attract a financial partner to participate in the project and where the project would utilize our technology, equipment and services.

We currently plan to use our available cash for (i) general and administrative expenses, (ii) working capital; (iii) debt service for the ZZ Joint Venture; (iv) payments to GTI due under our licensing agreements including the $1.5 million royalty due for the Yima Joint Ventures’ license; and (v) general corporate purposes. The actual allocation and timing of these expenditures will be dependent on various factors, including changes in our strategic relationships, commodity prices and industry conditions, and other factors that we cannot currently predict. In particular, any future decrease in economic activity in China or in other regions of the world in which we may in the future do business could significantly and adversely affect our results of operations and financial condition. Operating cash flows from our joint venture operating projects can be positively or negatively impacted by changes in coal and methanol prices. These are commodities where market pricing can be cyclical in nature.

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

     On August 2, 2013, we received a letter from NASDAQ informing us that the closing bid price of its common stock has been below $1.00 per share for a period of 30 consecutive trading days, which is outside the requirements of NASDAQ for continued listing. Under NASDAQ Listing Rule 5810(c)(3)(A), we have a grace period of 180 calendar days, or until January 29, 2014, in which to regain compliance with the minimum bid price rule. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during this grace period.  If we do not regain compliance before January 29, 2014, we may be eligible for an additional grace period if we meet the initial listing standards, with the exception of bid price, for The NASDAQ Capital Market, and we successfully apply for a transfer of our securities to that market. Such a transfer would provide us with an additional 180 calendar day period to regain compliance with the minimum bid requirement.

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

We believe the following describes significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition

Revenue from sales of products, which has included the capacity fee and energy fee earned at the ZZ Joint Venture plant and is expected to include sale of methanol under the ZZ Cooperation Agreement, and sales of equipment are recognized when the following elements are satisfied: (i) there are no uncertainties regarding customer acceptance; (ii) there is persuasive evidence that an agreement exists; (iii) delivery has occurred; (iv) the sales price is fixed or determinable; and (v) collectability is reasonably assured.

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

Undiscounted Expected Future Cash Flows. In order to estimate future cash flows, we consider historical cash flows and changes in the market environment and other factors that may affect future cash flows. To the extent applicable, the assumptions we use are consistent with forecasts that we are otherwise required to make (for example, in preparing our other earnings forecasts). The use of this method involves inherent uncertainty. We use our best estimates in making these evaluations and consider various factors, including forward price curves for energy, feedstock costs, and other operating costs. However, actual future market prices and project costs could vary from the assumptions used in our estimates, and the impact of such variations could be material.

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

The evaluation and measurement of impairments for investments such as our equity investment in the Yima Joint Ventures involve the same uncertainties as described for long-lived assets that we own directly. Similarly, our estimates that we make with respect to our equity and cost-method investments are subjective, and the impact of variations in these estimates could be material.

ZZ Joint Venture Plant Impairment Analysis

Due to the continued shut down of the plant and new economic and financial assumptions based on the negotiations of the ZZ Cooperation Agreement, we believed an impairment assessment of the ZZ Joint Venture plant was warranted as of March 31, 2013. We performed an analysis of the ZZ Joint Venture plant and determined that these assets were not impaired based upon management’s estimated cash flow projections for the plant. Such estimated cash flow projections included a case based on the completion of the negotiations between us and Xuejiao to restructure the current business arrangement to create an integrated syngas to methanol operation. This restructuring would include a combination of technical improvements being made to Xuejiao’s methanol unit allowing for increased syngas off-take and other repairs and improvements being made to the plant enabling more efficient joint production of methanol for a five-year period. After this period, this case assumes that an additional downstream facility to produce a higher value product such as glycol is developed with the additional capital investment made by a strategic partner and that we retain a minority interest in the combined project. An alternative case assumed the same five-year period of the same integrated syngas to methanol operation as the prior case but that the ZZ Joint Venture plant’s assets are sold after the five-year period. If we are not successful in finalizing effectiveness of the ZZ Cooperation Agreement or otherwise improving the ZZ Joint Venture’s profitability, or if management’s estimated cash flow projections for these assets decrease, the ZZ Joint Venture plant could become impaired which could have a material effect on our consolidated financial statements. As no significant changes occurred during the fourth quarter of fiscal 2013, an updated impairment assessment was not necessary as of June 30, 2013.

Accounting for Variable Interest Entities and Financial Statement Consolidation Criteria

The joint ventures which we enter into may be considered variable interest entities, or VIEs. We consolidate all VIEs where we are the primary beneficiary. This determination is made at the inception of our involvement with the VIE. We consider both qualitative and quantitative factors and form a conclusion that we, or another interest holder, absorb a majority of the entity’s risk for expected losses, receive a majority of the entity’s potential for expected residual returns, or both. We do not consolidate VIEs where we are not the primary beneficiary. We account for these unconsolidated VIEs under the equity method or cost method of accounting and include our net investment in investments on our consolidated balance sheets. Our equity interest in the net income or loss from our unconsolidated VIEs under the equity method of accounting is recorded in non-operating (income) expense on a net basis on our consolidated statement of operations.

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

Off Balance Sheet Arrangements

In October 2012, we amended and extended the lease agreement for our corporate offices in Houston, Texas which now expires on June 30, 2014. In addition, we have a short term lease arrangement for our administrative offices in Shanghai.

Contractual Obligations

Our material contractual obligations at June 30, 2013 were as follows (in thousands):

Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
ZZ Joint Venture ICBC loan, including interest	$2,503	$2,503	$—	$—	$—
Operating leases	288	288	—	—	—
Total	$2,791	$2,791	$—	$—	$—

Recently Issued Accounting Standards

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

In June 2011, the FASB issued new guidance on the presentation of comprehensive income. The new guidance allows an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders equity. This new guidance is effective for fiscal years beginning after December 15, 2011, however the provision of the new guidance which requires reclassifications out of comprehensive income be shown separately in the financial statements was deferred to allow the FASB to reconsider alternatives. We adopted these new presentation requirements as of July 1, 2012.

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

Interest rate risk

We are exposed to interest rate risk through our ZZ Joint Venture loans. Interest under this loans is adjusted annually based upon the standard rate announced each year by the People’s Bank of China. As of June 30, 2013, the applicable interest rate on the ICBC loan was 6.55%. We could also be exposed to the risk of rising interest rates through our future borrowing activities. This is an inherent risk as borrowings mature and are renewed at then current market rates. The extent of this risk as to our ICBC loan, or any future borrowings, is not quantifiable or predictable because of the variability of future interest rates.

Customer credit risk

When our projects, including the ZZ Joint Venture plant’s methanol production, progress to commercial operation, we will be exposed to the risk of financial non-performance by customers. To manage customer credit risk, we intend to monitor credit ratings of customers and seek to minimize exposure to any one customer where other customers are readily available.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

Page
Reports of Independent Registered Public Accounting Firms	45

Consolidated Balance Sheets as of June 30, 2013 and 2012	48

Consolidated Statements of Operations for the years ended June 30, 2013, 2012 and 2011 and the period from November 4, 2003 (inception) to June 30, 2013	49

Consolidated Statement of Equity for the years ended June 30, 2013, 2012 and 2011 and the period from November 4, 2003 (inception) to June 30, 2013	51

Consolidated Statements of Cash Flows for the years ended June 30, 2013, 2012 and 2011 and the period from November 4, 2003 (inception) to June 30, 2013	52

Notes to the Consolidated Financial Statements	53-74

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders
Synthesis Energy Systems, Inc.

We have audited the accompanying consolidated balance sheet of Synthesis Energy Systems, Inc. (a development stage enterprise) and subsidiaries (collectively, the “Company”) as of June 30, 2013, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts of disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Synthesis Energy Systems, Inc. and subsidiaries as of June 30, 2013, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ UHY LLP
September 24, 2013

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

/s/ KPMG LLP

Houston, Texas
September 12, 2008

SYNTHESIS ENERGY SYSTEMS, INC.
(A Development Stage Enterprise)
Consolidated Balance Sheets
(In thousands)

	June 30,	June 30,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$15,870	$18,035
Accounts receivable, net	2	316
Prepaid expenses and other currents assets	2,636	2,015
Inventory	—	23
Total current assets	18,508	20,389
Property, plant and equipment, net	32,641	33,942
Intangible asset, net	1,060	1,126
Investment in joint ventures	33,311	33,340
Other long-term assets	2,844	4,050

Total assets	$88,364	$92,847

LIABILITIES AND EQUITY
Current liabilities:
Accrued expenses and accounts payable	$7,632	$8,080
Current portion of long-term bank loan	2,428	2,435
Total current liabilities	10,060	10,515
Long-term bank loan	—	2,372

Total liabilities	10,060	12,887

Commitment and contingencies

Equity:
Common stock, $0.01 par value - 200,000 shares authorized – 63,583 and 52,022 shares issued and outstanding, respectively	636	520
Additional paid-in capital	224,337	207,345
Deficit accumulated during development stage	(151,741)	(131,808)
Accumulated other comprehensive income	5,958	4,802

Total stockholders’ equity	79,190	80,859
Noncontrolling interests in subsidiaries	(886)	(899)

Total equity	78,304	79,960
Total liabilities and equity	$88,364	$92,847

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.
(A Development Stage Enterprise)
Consolidated Statements of Operations
(In thousands, except per share amounts)

				November 4, 2003
	Year Ended June 30,			(inception)
	2013	2012	2011	to June 30, 2013
Revenue:
Product sales and other — related parties	$45	$2,121	$8,913	$21,556
Technology licensing and related services	534	855	1,245	3,367
Other	—	86	—	607
Total revenue	579	3,062	10,158	25,530
Costs and Expenses:
Costs of sales and plant operating expenses	750	4,767	9,120	33,101
General and administrative expenses	13,599	13,197	12,913	100,219
Asset impairment losses	—	—	—	9,075
Stock-based compensation expense	2,317	879	1,234	24,190
Depreciation and amortization	2,292	2,486	2,621	14,409
Total costs and expenses	18,958	21,329	25,888	180,994
Operating loss	(18,379)	(18,267)	(15,730)	(155,464)

Non-operating (income) expense:
Equity in losses of joint ventures	1,372	1,881	363	3,656
Foreign currency gains, net	(80)	(548)	(1,004)	(2,433)
Interest income	(50)	(90)	(169)	(3,187)
Interest expense	302	562	700	3,582

Net loss	(19,923)	(20,072)	(15,620)	(157,082)
Less: net income (loss) attributable to noncontrolling interests	(10)	176	157	5,341

Net loss attributable to stockholders	$(19,933)	$(19,896)	$(15,463)	$(151,741)

Net loss per share:
Basic and diluted	$(0.33)	$(0.39)	$(0.32)	$(3.75)

Weighted average common shares outstanding:
Basic and diluted	60,171	51,024	48,584	40,483

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.
(A Development Stage Enterprise)
Consolidated Statements of Comprehensive Loss
(In thousands)

				November 4, 2003
	Year Ended June 30,			(inception)
	2013	2012	2011	to June 30, 2013
Net loss, as reported	$(19,923)	$(20,072)	$(15,620)	$(157,082)
Cumulative translation adjustment	1,159	947	2,004	5,958
Comprehensive loss	(18,764)	(19,125)	(13,616)	(151,124)
Less comprehensive income (loss) attributable to noncontrolling interests	(13)	183	166	5,340
Comprehensive loss attributable to the Company	$(18,777)	$(18,942)	$(13,450)	$(145,784)

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.
(A Development Stage Enterprise)
Consolidated Statement of Equity
(In thousands)

				Deficit
				Accumulated	Accumulated
	Common Stock			During the	Other	Non-
		Common	Additional	Development	Comprehensive	controlling
	Shares	Stock	Paid-in Capital	Stage	Income	Interest	Total
Balance at June 30, 2010	48,337	$483	$198,720	$(96,449)	$1,835	$(550)	$104,039
Net loss	—	—	—	(15,463)	—	(157)	(15,620)
Currency translation adjustment	—	—	—	—	2,013	(9)	2,004
Comprehensive loss	—	—	—	—	—	—	(13,616)
Stock-based compensation	—	—	1,203	—	—	—	1,203
Exercise of stock options	291	4	166	—	—	—	170
Net proceeds from issuance of common stock	2,222	22	4,966	—	—	—	4,988
Balance at June 30, 2011	50,850	509	205,055	(111,912)	3,848	(716)	96,784
Net loss	—	—	—	(19,896)	—	(176)	(20,072)
Currency translation adjustment	—	—	—	—	954	(7)	947
Comprehensive loss	—	—	—	—	—	—	(19,125)
Issuance of common stock	1,005	10	1,397	—	—	—	1,407
Stock-based compensation	147	—	879	—	—	—	879
Exercise of stock options	20	1	14	—	—	—	15
Balance at June 30, 2012	52,022	520	207,345	(131,808)	4,802	(899)	79,960
Net loss	—	—	—	(19,933)	—	10	(19,923)
Currency translation adjustment	—	—	—	—	1,156	3	1,159
Comprehensive loss	—	—	—	—	—	—	(18,764)
Net proceeds from issuance of common stock	11,060	111	14,670	—	—	—	14,781
Stock-based compensation	280	3	2,317	—	—	—	2,320
Exercise of stock options	221	2	5	—	—	—	7
Balance at June 30, 2013	63,583	$636	$224,337	$(151,741)	$5,958	$(886)	$78,304

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.
(A Development Stage Enterprise)
Consolidated Statements of Cash Flows
(In thousands)

				November 4, 2003
	Year Ended June 30,			(inception)
	2013	2012	2011	to June 30, 2013
Cash flows from operating activities:
Net loss	$(19,923)	$(20,072)	$(15,620)	$(157,082)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,317	879	1,234	24,190
Depreciation of property, plant and equipment	2,075	2,265	2,400	12,903
Amortization of intangible and other assets	217	221	221	1,506
Equity in losses of joint ventures	1,372	1,881	363	3,656
Foreign currency gains	(80)	(548)	(1,004)	(2,433)
Loss on disposal of property, plant and equipment	1	13	17	167
Write-off of deferred financing costs	1,004	—	—	1,004
Asset impairment losses	—	—	—	9,075
Changes in operating assets and liabilities:
Accounts receivable	314	2,328	218	197
Prepaid expenses and other current assets	(566)	(608)	(456)	(1,860)
Inventory	26	296	119	(536)
Other long-term assets	(113)	(713)	590	(1,466)
Deferred revenue	—	—	(522)	—
Accrued expenses and payables	334	2,260	(1,093)	3,159
Net cash used in operating activities	(13,022)	(11,798)	(13,533)	(107,520)
Cash flows from investing activities:
Capital expenditures	(12)	(65)	(74)	(38,107)
Equity investment in joint ventures	(596)	(840)	—	(32,224)
Purchase of marketable securities	—	—	—	(45,000)
Redemption of marketable securities	—	—	—	45,000
GTI license royalty — Yima joint ventures	—	—	—	(1,500)
ExxonMobil license royalty	—	—	—	(1,250)
Proceeds from sale of fixed assets	1	—	—	8
Restricted cash — redemptions of certificates of deposit	—	—	329	(50)
Amendment to GTI license rights	—	—	—	(500)
Purchase of land use rights	—	—	—	(1,896)
Receipt of Chinese governmental grant	—	—	—	556
Project prepayments	—	—	—	(3,210)
Net cash provided by (used in) investing activities	(607)	(905)	255	(78,173)
Cash flows from financing activities:
Payments on long-term bank loan	(2,442)	(2,435)	(2,351)	(11,750)
Proceeds from long-term bank loan	—	—	—	12,081
Advance toward sale of common stock	(1,000)	1,000	—	—
Proceeds from exercise of (repurchase of) stock options, net	7	(30)	186	929
Proceeds from issuance of common stock, net	14,877	—	4,988	194,846
Prepaid interest	—	—	—	(276)
Financing costs	—	—	—	(143)
Contributions from noncontrolling interest partners	—	—	—	4,456
Loans from shareholders	—	—	—	11
Net cash provided by (used in) financing activities	11,442	(1,465)	2,823	200,154
Net increase (decrease) in cash	(2,187)	(14,168)	(10,455)	14,461
Cash and cash equivalents, beginning of period	18,035	32,176	42,573	—
Effect of exchange rates on cash	22	27	58	1,409
Cash and cash equivalents, end of period	$15,870	$18,035	$32,176	$15,870

See accompanying notes to the consolidated financial statements.

  SYNTHESIS ENERGY SYSTEMS, INC.
(A Development Stage Enterprise)
Notes to the Consolidated Financial Statements

Note 1 — Summary of Significant Accounting Policies

(a) Organization and description of business

Synthesis Energy Systems, Inc. (“SES”), together with its wholly-owned and majority-owned controlled subsidiaries (collectively, the “Company”) is a development stage global energy and gasification technology company that provides products and solutions to the energy and chemical industries. The Company’s business is to create value by supplying its technology, equipment and services into global projects where lower cost low quality coals, coal wastes, municipal wastes, agricultural biomass, and other biomass feedstocks can be profitably converted through its proprietary gasification technology into clean synthesis gas, or syngas (a mixture of primarily hydrogen, carbon monoxide, and methane), which is then used to produce a variety of high value energy and chemical products.  The Company’s initial operating projects to date convert high ash coal and coal wastes to chemical grade methanol, and the Company is pursuing a variety of additional global projects  under development by customers who may use its technology platform to convert low quality coals such as lignite, coal wastes, municipal wastes and agricultural waste biomass to high value products such as electric power, transportation fuels, substitute natural gas fuel for direct reduction iron steel making and other products. The Company’s technology is originally based on the U-GAS® process developed by the Gas Technology Institute and the Company has augmented and differentiated the technology through design, detailed engineering, constructing, starting up and operating two commercial plants in China. The Company’s headquarters are located in Houston, Texas.

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

(e) Supplemental disclosures of cash flow information (in thousands):

	Years Ended June 30,			November 4, 2003 (inception)
	2013	2012	2011	to June 30, 2013
Interest paid	$260	$408	$498	$4,085

Non-cash transactions:
Fair value of stock issued to consultants and employees	346	1,581	—	1,979
Fair value of stock issued to GTI	—	—	—	3,876

(f) Accounts receivable and allowance for doubtful accounts

Accounts receivable are stated at historical carrying amounts net of allowance for doubtful accounts.  The Company establishes provisions for losses on accounts receivable if it is determined that collection of all or part of an outstanding balance is not probable.  Collectability is reviewed regularly and an allowance is established or adjusted, as necessary.  As of June 30, 2013 and 2012, no allowance for doubtful accounts was necessary.

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

(i) Intangible assets

The Company accounts for intangible assets in accordance with ASC 350, “Intangibles- Goodwill and Other.” This standard requires that goodwill and other intangible assets with indefinite useful lives not be amortized but instead tested annually for impairment, or immediately if conditions indicate that impairment could exist. Intangible assets with definite useful lives are amortized over their estimated useful lives and reviewed for impairment in accordance with ASC 360, “Accounting for Impairment or Disposal of Long-Lived Assets.” Substantial judgment is necessary in the determination as to whether an event or circumstance has occurred that may trigger an impairment analysis and in the determination of the related cash flows from the asset. Estimating cash flows related to long-lived assets is a difficult and subjective process that applies historical experience and future business expectations to revenues and related operating costs of assets. Should impairment appear to be necessary, subjective judgment must be applied to estimate the fair value of the asset, for which there may be no ready market, which often times results in the use of discounted cash flow analysis and judgmental selection of discount rates to be used in the discounting process. If the Company determines an asset has been impaired based on the projected undiscounted cash flows of the related asset or the business unit, and if the cash flow analysis indicates that the carrying amount of an asset exceeds related undiscounted cash flows, the carrying value is reduced to the estimated fair value of the asset. There were no events or circumstances that triggered an impairment analysis of intangible assets during the year ended June 30, 2013.

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

Due to the continued shut down of the ZZ Joint Venture plant and new economic and financial assumptions based on negotiations of the ZZ Cooperation Agreement, we believed an impairment assessment of the ZZ Joint Venture plant was warranted as of March 31, 2013. We performed an analysis of the ZZ Joint Venture plant and determined that these assets were not impaired based upon management’s estimated cash flow projections for the plant. Such estimated cash flow projections included a case based on the completion of the ongoing negotiations between us and Xuecheng Energy to restructure the current business arrangement to create an integrated syngas to methanol operation. This restructuring would include a combination of technical improvements being made to Xuecheng Energy’s methanol unit allowing for increased syngas off-take and other repairs and improvements being made to the plant enabling more efficient joint production of methanol for a five-year period. After this period, this case assumes that an additional downstream facility to produce a higher value product such as glycol is developed with the additional capital investment made by a strategic partner and that we retain a minority interest in the combined project. An alternative case assumed the same five-year period of the same integrated syngas to methanol operation as the prior case but that the ZZ Joint Venture plant’s assets are sold after the five-year period. If we are not successful in finalizing effectiveness of the ZZ Cooperation Agreement or otherwise improving the ZZ Joint Venture’s profitability, or if management’s estimated cash flow projections for these assets decrease, the ZZ Joint Venture plant could become impaired which could have a material effect on our consolidated financial statements. As no significant changes occurred during the fourth quarter of fiscal 2013, an updated impairment assessment was not necessary as of June 30, 2013.

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

(n) Foreign currency translation

Assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at period-end rates of exchange, and income and expenses are translated at average exchange rates during the period. For the years ended June 30, 2013, 2012 and 2011, adjustments resulting from translating financial statements into U.S. dollars are reported as cumulative translation adjustments and are shown as a separate component of other comprehensive income. Gains and losses from foreign currency transactions are included in the calculation of net loss.

(o) Revenue recognition

Revenue from sales of products, which includes the capacity fee and energy fee earned by the ZZ Joint Venture, are recognized when the following elements are satisfied: (i) there are no uncertainties regarding customer acceptance; (ii) there is persuasive evidence that an agreement exists; (iii) delivery has occurred; (iv) the sales price is fixed or determinable; and (v) collectability is reasonably assured.

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

(p) Stock-based compensation

The Company has a stock-based compensation plan under which stock-based awards have been granted to employees and non-employees. Stock-based compensation is accounted for in accordance with ASC 718, “Compensation – Stock Compensation.” The Company establishes fair values for its equity awards to determine its cost and recognizes the related expense over the appropriate vesting period. The Company recognizes expense for stock options, stock warrants, and restricted stock awards. The fair value of restricted stock awards is based on the market value as of the date of the awards, and for stock-based awards vesting based on service period, the value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period on a straight-line basis for each separately vesting portion of the award as if the award was, in substance, multiple awards. See Note 12 for additional information related to stock-based compensation expense.

(q) Accounting for variable interest entities (VIEs) and financial statement consolidation criteria

The joint ventures which the Company enters into may be considered VIEs. The Company consolidates all VIEs where it is the primary beneficiary. This determination is made at the inception of the Company’s involvement with the VIE and is continuously assessed. The Company considers qualitative factors and forms a conclusion that the Company, or another interest holder, has a controlling financial interest in the VIE and, if so, whether it is the primary beneficiary. In order to determine the primary beneficiary, the Company considers who has the power to direct activities of the VIE that most significantly impacts the VIE’s performance and has an obligation to absorb losses from or the right to receive benefits of the VIE that could be significant to the VIE. The Company does not consolidate VIEs where it is not the primary beneficiary. The Company accounts for these unconsolidated VIEs using either the equity method of accounting or the cost method of accounting and includes its net investment on its consolidated balance sheets. Under the equity method, the Company’s equity interest in the net income or loss from its unconsolidated VIEs is recorded in non-operating (income) expense on a net basis on its consolidated statement of operations. Equity investments in which the Company exercises significant influence but does not control and is not the primary beneficiary are accounted for using the equity method. In the event of a change in ownership, any gain or loss resulting from an investee share issuance is recorded in earnings. Investments in which the Company is not able to exercise significant influence over the investee are accounted for under the cost method. Controlling interest is determined by majority ownership interest and the ability to unilaterally direct or cause the direction of management and policies of an entity after considering any third-party participatory rights.

The Company has determined that the ZZ Joint Venture is a VIE and has determined that the Company is the primary beneficiary. In making the initial determination, the Company considered, among other items, the change in profit distribution between the Company and Xuejiao after 20 years. The expected negative variability in the fair value of the ZZ Joint Venture’s net assets was considered to be greater during the first 20 years of the ZZ Joint Venture’s life, which coincided with our original 95% profit/loss allocation, versus the latter 30 years in which the Company’s profit/loss allocation would be reduced to 10%. As the result of an amendment to the ZZ Joint Venture agreement in 2010, the profit distribution percentages will remain in place after the first 20 years, providing further support to the determination that the Company is the primary beneficiary.

The following tables provide additional information on the ZZ Joint Venture’s assets and liabilities as of June 30, 2013 and 2012 which are consolidated within the Company’s consolidated balance sheets (in thousands):

	June 30, 2013
	Consolidated	ZZ Joint Venture (1)	% (2)

Current assets	$18,508	$523	3%
Long-term assets	69,856	34,742	50%
Total assets	$88,364	$35,265	40%

Current liabilities	$10,060	$4,529	45%
Equity	78,304	30,736	39%
Total liabilities and equity	$88,364	$35,265	40%

	June 30, 2012
	Consolidated	ZZ Joint Venture (1)	% (2)

Current assets	$20,389	$575	3%
Long-term assets	72,458	36,937	51%
Total assets	$92,847	$37,512	40%

Current liabilities	$10,515	$3,793	36%
Long-term liabilities	2,372	2,372	100%
Equity	79,960	31,347	39%
Total liabilities and equity	$92,847	$37,512	40%
_____________________
(1)	Amounts reflect information for the ZZ Joint Venture and exclude intercompany items.
(2)	ZZ Joint Venture’s percentage of the amount on the Company’s consolidated balance sheets.

The Company has determined that the Yima Joint Ventures are VIEs and that Yima, the joint venture partner, is the primary beneficiary since Yima has a 75% ownership interest in the Yima Joint Ventures and has the power to direct the activities of the VIE that most significantly influence the VIE’s performance.

Until May 31, 2013, the Company accounted for its equity interest in the Yima Joint Ventures under the equity method of accounting. Under this method, the Company recorded its proportionate share of the Yima Joint Ventures’ net income or loss based on the Yima Joint Venture’s financial results. As of June 1, 2013, the Company changed to the cost method of accounting because the Company concluded that it is unable to exercise significant influence over the Yima Joint Ventures. The Company’s conclusion regarding of its lack of significant influence is due to various circumstances including limited participation in operating and financial policymaking processes and the Company’s limited ability to influence technological decisions.

The Company has determined that SES Resource Solutions, Ltd. (“SRS”) which was formed in June 2011 is a VIE and that the Company is not the primary beneficiary since neither the Company nor Midas Resources AG control SRS since each have a 50% ownership interest in SRS and the control, risks and benefits of SRS are shared equally. SRS had no assets or liabilities as of June 30, 2013.

The Company has determined that the GC Joint Venture is a VIE and has determined that it is the primary beneficiary since the Company has a 51% ownership interest in the GC Joint Venture and since there are no qualitative factors that would preclude the Company from being deemed the primary beneficiary. The GC Joint Venture project is not currently being developed and the Company is working to liquidate and dissolve the GC Joint Venture.

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

The Company’s financial assets and liabilities are classified based on the lowest level of input that is significant for the fair value measurement. The following table summarizes the valuation of the Company’s financial assets and liabilities by pricing levels, as of June 30, 2013 and 2012 (in thousands):

	June 30, 2013
	Level 1	Level 2		Level 3	Total
Assets:
Certificates of Deposit	$—	$50	(1)	$—	$50
Money Market Funds	—	8,752	(2)	—	8,752

Liabilities:
Long-term bank loan	—	2,428	(3)	$—	2,428

	June 30, 2012
	Level 1	Level 2		Level 3	Total
Assets:
Certificates of Deposit	$—	$50	(1)	$—	$50
Money Market Funds	—	15,957	(2)	—	15,957

Liabilities:
Long-term bank loan	—	4,807	(3)	$—	4,807

(1)	Amount included in current assets on the Company’s consolidated balance sheets.
(2)	Amount included in cash and cash equivalents on the Company’s consolidated balance sheets.
(3)	Amount comprised of current and long-term portion of bank loan on the Company’s consolidated balance sheets.

The carrying values of the certificates of deposit, money market funds and long-term debt approximate fair value, which was estimated using quoted market prices for those or similar investments. The carrying value of the Company’s other financial instruments, including accounts receivable and accounts payable, approximate their fair values.

(s) Development Stage Status

Since its inception, the Company has focused primarily on identifying and developing projects and strategies to commercialize its gasification technology and on raising the capital necessary to do so. During fiscal 2013, the Company continued development of its technology licensing business and the development of strategic and financial partner relationships in regions such as China and India. To date, revenues have been generated primarily from the ZZ Joint Venture which operates a small scale commercial syngas production plant that the Company has also utilized to demonstrate the Company’s technology for other commercial development opportunities. In addition, the ZZ Joint Venture plant has been idle since September 2011. As a result of these factors, the Company continues to be classified as a development stage enterprise as of and for the year ended June 30, 2013.

Note 2 — Recently Issued Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance on the presentation of comprehensive income. The new guidance allows an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders equity. This new guidance is effective for fiscal years beginning after December 15, 2011, however the provision of the new guidance which requires reclassifications out of comprehensive income be shown separately in the financial statements has been deferred to allow the FASB to reconsider alternatives. The Company adopted these new presentation requirements as of July 1, 2012.

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

Note 3 — Current Projects

Zao Zhuang Joint Venture

Joint Venture Agreement

On July 6, 2006, the Company entered into a cooperative joint venture contract with Shandong Hai Hua Coal & Chemical Company Ltd., or Hai Hua, which established Synthesis Energy Systems (Zao Zhuang) New Gas Company Ltd., or the ZZ Joint Venture, a joint venture company that has the primary purposes of (i) developing, constructing and operating a syngas production plant utilizing the U-GAS ® technology in Zao Zhuang City, Shandong Province, China and (ii) producing and selling syngas and the various byproducts of the plant. In August 2012, Hai Hua’s name was changed to Shandong Weijiao Group Xuecheng Energy Company Ltd., or Xuecheng Energy, after a change in control transaction. We own 97.5% of the ZZ Joint Venture and Xuecheng Energy owns the remaining 2.5%. We consolidate the results of the ZZ Joint Venture in our consolidated financial statements.

On July 24, 2013, the ZZ Joint Venture entered into a cooperation agreement (the “ZZ Cooperation Agreement”) with Xuecheng Energy and its parent company, Shandong Xuejiao Chemical Co., Ltd. (collectively referred to as “Xuejiao”), which serves to supersede the existing syngas purchase and sale agreement among the parties dated October 22, 2006 and supplemented previously in 2008. The Agreement represents the basis for an integrated syngas to methanol operation and resolution of the nonpayment of the contractual capacity fees by Xuejiao.

Under the terms of the ZZ Cooperation Agreement, Xuejiao will (i) provide the ZZ Joint Venture with use of their methanol plant for ten years at no cost to the ZZ Joint Venture, (ii) provide a bank loan guarantee of approximately $3.2 million for a majority of the financing necessary for the ZZ Joint Venture for the retrofit and related costs of the ZZ Joint Venture plant, (iii) waive certain advances previously made to the ZZ Joint Venture and (iv) supply discounted coke oven gas produced by its existing coke ovens to be used in combination with synthesis gas to produce refined methanol from the new ZZ Joint Venture integrated syngas methanol operation. The new integrated operation will be managed by the Company. Upon successful completion of certain conditions precedent described below, the Company will terminate and waive its claims to past due capacity fees owed by Xuejiao under the existing syngas purchase and sale agreement.

The ZZ Cooperation Agreement will take full effect upon the completion of certain conditions precedent including: (i) all necessary consents and approvals being obtained by each of the parties, (ii) completion of final due diligence on the methanol plant, as well as the scheduled overhaul of the facility (as described in more detail in the Agreement) and the handover to the ZZ Joint Venture, and (iii) execution of the Xuejiao financing guarantee and the financial closing of the ZZ Joint Venture bank financing for the retrofit, which occurred on September 10, 2013.  Until the ZZ Cooperation Agreement takes effect, the ZZ Joint Venture will continue to operate under the existing syngas purchase and sale agreement.

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

Syngas Purchase and Sale Agreement

The ZZ Joint Venture’s existing syngas purchase and sale agreement with Xuejiao for syngas produced by the plant obligated Xuejiao to pay the ZZ Joint Venture an energy fee and capacity fee based on the syngas production. The syngas to be purchased by Xuecheng Energy is subject to certain quality component requirements set forth in the contract. In late December 2008, the plant declared commercial operations status for purposes of the purchase and sale agreement. The energy fee is a per normal cubic meters, or Ncum, of syngas calculation based on a formula which factors in the monthly averages of the prices of design base coal, coke, coke oven gas, power, steam and water, all of which are components used in the production of syngas. The capacity fee is paid based on the capacity of the plant to produce syngas, factoring in the number of hours (i) of production and (ii) of capability of production as compared to the guaranteed capacity of the plant, which for purposes of the contract is 22,000 Ncum per hour of net syngas. Xuejiao is obligated to pay the capacity fee regardless of whether they use the gasification capacity, subject only to availability of the plant, quality of the syngas and exceptions for certain events of force majeure. Due to worldwide reductions in methanol prices, as well as reliability issues with respect to Xuejiao’s plant, Xuejiao has operated at a reduced rate of syngas consumption. Xuejiao used approximately 35% to 45% of the syngas guarantee capacity from 2009 until September 2011 when the plant was shut down.

In April 2009, the ZZ Joint Venture entered into a Supplementary Agreement with Xuecheng Energy, amending the terms of the purchase and sale agreement. The Supplementary Agreement was entered into to provide more clarity regarding the required syngas quality and volume to be delivered, recovery of the energy fee during turndown periods and operations coordination during unscheduled outages.

Since initial start-up of the ZZ Joint Venture plant, Xuejiao has been unable to off take the full volume amount of syngas as required by the initial syngas sales agreement for which the ZZ Joint Venture plant’s original design was based and as a result the plant incurred operating losses. In addition, in April 2011, Xuejiao stopped paying the contractual capacities fees owed to the ZZ Joint Venture plant, and in September 2011, we stopped syngas production at the ZZ Joint Venture until this commercial issue could be remedied. In March 2012, Xuecheng Energy advanced approximately $1.0 million to the ZZ Joint Venture. In September 2012, Xuejiao advanced an additional approximately $0.8 million to the ZZ Joint Venture. These advances are to be applied to settling the prior payments due under the syngas purchase and sale agreement. Until the ZZ Joint Venture generates sufficient cash flows to cover its operating costs and debt service, we will also need to make additional contributions to the ZZ Joint Venture in order for it to meet its obligations, including the outstanding balance under the loan with ICBC.

Loan Agreement

On March 22, 2007, the ZZ Joint Venture entered into a seven-year loan agreement and received approximately $12.6 million of loan proceeds pursuant to the terms of a Fixed Asset Loan Contract with the Industrial and Commercial Bank of China (“ICBC”) to complete the project financing for the ZZ Joint Venture. Key terms of the Fixed Asset Loan Contract with ICBC are as follows:

•	Term of the loan is seven years from the commencement date (March 22, 2007) of the loan;

•	Interest is adjusted annually based upon the standard rate announced each year by the People’s Bank of China, and as of June 30, 2013, the applicable interest rate was 6.55% and is payable monthly;

•	A principal payment of RMB 7.7 million (approximately $1.2 million based on current currency exchange rates) was paid in September 2013 and the final payment of the same amount is due in March 2014;

•	Xuejiao is the guarantor of the entire loan;

•	Assets of the ZZ Joint Venture are pledged as collateral for the loan;

•	Covenants include, among other things, prohibiting pre-payment without the consent of ICBC and permitting ICBC to be involved in the review and inspection of the Zao Zhuang plant; and

•	Subject to customary events of default which, should one or more of them occur and be continuing, would permit ICBC to declare all amounts owing under the contract to be due and payable immediately.

As of June 30, 2013, the ZZ Joint Venture was in compliance with all covenants and obligations under the Fixed Asset Loan Contract.

Impairment Assessment

Due to the continued shut down of the ZZ Joint Venture plant and new economic and financial assumptions based on negotiations of the Cooperation Agreement with Xuejiao, we believed an impairment assessment of the ZZ Joint Venture plant was warranted as of March 31, 2013. We performed an analysis of the ZZ Joint Venture plant and determined that these assets were not impaired based upon management’s estimated cash flow projections for the plant. Such estimated cash flow projections included a case based on the completion of the ongoing negotiations between us and Xuecheng Energy to restructure the current business arrangement to create an integrated syngas to methanol operation. This restructuring would include a combination of technical improvements being made to Xuecheng Energy’s methanol unit allowing for increased syngas off-take and other repairs and improvements being made to the plant enabling more efficient joint production of methanol for a five-year period. After this period, this case assumes that an additional downstream facility to produce a higher value product such as glycol is developed with the additional capital investment made by a strategic partner and that we retain a minority interest in the combined project. An alternative case assumed the same five-year period of the same integrated syngas to methanol operation as the prior case but that the ZZ Joint Venture plant’s assets are sold after the five-year period. If we are not successful in restructuring the joint venture or otherwise improving the ZZ Joint Venture’s profitability, or if management’s estimated cash flow projections for these assets decrease, the ZZ Joint Venture plant could become impaired which could have a material effect on our consolidated financial statements. As no significant changes occurred during the fourth quarter of fiscal 2013, an updated impairment assessment was not necessary as of June 30, 2013.

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

The Yima Joint Venture plant’s commissioning is in its final stages and methanol production has been ramped up to as high as 80% of total design capacity and is now selling its methanol product to a local industrial company. All three of the gasifiers have been operated at various ranges of throughput and pressure. The current focus is on completing the installations of char removal systems for the syngas production and commissioning of the downstream units that prepare the syngas for methanol production as well as the continued commissioning of the methanol production unit itself. There have been a variety of minor construction related shutdowns which are normally seen in the startup of these units, but they have generally not been related to the Company’s gasifier systems. The plant is designed to produce 300,000 tonnes per year of methanol from two operating gasifiers.

The current estimate of the total required capital of the project is approximately $250 million. The remaining capital for the project has been funded with project debt obtained by the Yima Joint Ventures. Yima agreed to guarantee the project debt in order to secure debt financing from domestic Chinese banking sources. The Company has agreed to pledge to Yima its ownership interests in the joint ventures as security for the Company’s obligations under any project guarantee. In the event that the necessary additional debt financing is not obtained, Yima has agreed to provide a loan to the joint ventures to satisfy the remaining capital needs of the project with terms comparable to current market rates at the time of the loan.

Under the terms of the joint venture agreements, the Yima Joint Ventures are to be governed by a board of directors consisting of eight directors, two of whom were appointed by the Company and six of whom were appointed by Yima. The joint ventures also have officers that are nominated by the Company, Yima and/or the board of directors pursuant to the terms of the joint venture contracts. The Company and Yima shall share the profits, and bear the risks and losses, of the joint ventures in proportion to their respective ownership interests. The term of the joint venture shall commence upon each joint venture company obtaining its business license and shall end 30 years after commercial operation of the plant.

The Company has included a $1.5 million payment paid to GTI in June 2009 (when the amended joint venture contracts were signed) toward future royalties due to GTI for the Yima Joint Ventures’ project as part of its investment in the Yima project. An additional future royalty payment of approximately $1.5 million will be due to GTI upon full completion of the build of the gasifier systems which is expected by the end of calendar 2013.

Until May 31, 2013, the Company accounted for its equity interest in the Yima Joint Ventures under the equity method of accounting. Under this method, the Company recorded its proportionate share of the Yima Joint Ventures’ net income or loss based on the Yima Joint Venture’s financial results. As of June 1, 2013, the Company changed to the cost method of accounting because the Company concluded that it is unable to exercise significant influence over the Yima Joint Ventures. The Company’s conclusion regarding its lack of significant influence is based on its interactions with the Yima Joint Ventures related to the start-up and operations and due to various other circumstances including limited participation in operating and financial policymaking processes and the Company’s limited ability to influence technological decisions.

The Company’s equity in losses of the Yima Joint Ventures was $0.8 million, $0.9 million and $0.4 million for the years ended June 30, 2013, 2012 and 2011, respectively.  The following table presents summarized unconsolidated financial information for the Yima Joint Ventures (in thousands):

	Year Ended June 30,
	2012	2011
Income statement data:
Revenue	$—	$—
Operating loss	(4,197)	(2,110)
Net loss	(3,690)	(1,484)

June 30, 2012
Balance sheet data:
Current assets	$74,154
Noncurrent assets	174,165
Current liabilities	29,247
Noncurrent liabilities	91,491

SES Resource Solutions

SRS is a joint venture owned 50% by us and 50% by Midas Resources AG, or Midas, that was formed in June 2011 to provide additional avenues of commercialization for the Company’s U-GAS® technology. Key objectives of the joint venture are to identify and procure low cost, low rank coal resources for which the Company’s technology represents the best route to commercialization; to provide investment opportunities in both gasification facilities and coal resources; and to facilitate the establishment of gasification projects globally based on the Company’s technology. Terms of the SRS joint venture agreement include:

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

As of June 30, 2013, the Company had funded approximately $1.7 million to SRS. In December 2012, SRS suspended its activities due to the unavailability of financing for coal resources, therefore the Company’s contributions to SRS are expected to be minimal until its activities resume.

The Company’s investment in SRS is accounted for using the equity method. SRS has no assets or liabilities as amounts are funded by the Company as costs are incurred. The following table presents summarized unconsolidated income statement data for SRS (in thousands):

	Three Months Ended		Year Ended
	June 30,		June 30,
	2013	2012	2013	2012
Income statement data:

Revenue	$130	$—	$130	$—
Operating income (loss)	55	(720)	(1,108)	(1,922)
Net income (loss)	55	(720)	(1,108)	(1,922)

Golden Concord Joint Venture

The Company’s joint venture with Golden Concord (“GC Joint Venture”) was formed to (i) develop, construct and operate a coal gasification, methanol and dimethyl either (“DME”) production plant utilizing U-GAS®. (ii) produce and sell methanol, DME and the various byproducts of the plant. The Company has a 51% ownership interest in the GC Joint Venture and consolidates the GC Joint Venture. There were no significant assets recorded within the GC Joint Venture as of June 30, 2013 or 2012. There were however, current liabilities of approximately $1.2 million as of June 30, 2013 and 2012 related to unpaid settlements of amounts due to various contractors from the initial construction work for the project. The GC Joint Venture project is not currently being developed and the Company is in process of liquidating and dissolving the GC Joint Venture.

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

As disclosed in Note 3, under the terms of the ZZ Cooperation Agreement, Xuejiao will (i) provide the ZZ Joint Venture with use of their methanol plant for ten years at no cost to the ZZ Joint Venture, (ii) provide a bank loan guarantee of approximately $3.2 million for a majority of the financing necessary for the ZZ Joint Venture for the retrofit and related costs of the ZZ Joint Venture plant, (iii) waive certain advances previously made to the ZZ Joint Venture and (iv) supply discounted coke oven gas produced by its existing coke ovens to be used in combination with synthesis gas to produce refined methanol from the new ZZ Joint Venture integrated syngas methanol operation. The new integrated operation will be managed by the Company. Upon successful completion of certain conditions precedent described below, the Company will terminate and waive its claims to past due capacity fees owed by Xuejiao under the existing syngas purchase and sale agreement. The ZZ Cooperation Agreement will take full effect upon the completion of certain conditions precedent including: (i) all necessary consents and approvals being obtained by each of the parties, (ii) completion of final due diligence on the methanol plant, as well as the scheduled overhaul of the facility (as described in more detail in the Agreement) and the handover to the ZZ Joint Venture, and (iii) execution of the Xuejiao financing guarantee and the financial closing of the ZZ Joint Venture bank financing for the retrofit which occurred on September 10, 2013. There can be no assurances that the methanol production operations will be profitable.

The Yima Joint Venture plant’s commissioning is in its final stages and methanol production has been ramped up to as high as 80% of total design capacity and is now selling its methanol product to a local industrial company. All three of the gasifiers have been operated at various ranges of throughput and pressure. The current focus is on completing the installations of char removal systems for the syngas production and commissioning of the downstream units that prepare the syngas for methanol production as well as the continued commissioning of the methanol production unit itself. The plant is designed to produce 300,000 tonnes per year of methanol from two operating gasifiers. Any delays in the commissioning could cause delays in full methanol production. The Company has limited influence on the operating and financial policymaking of the Yima Joint Ventures. There can be no assurances that the Yima Joint Ventures’ operations will be profitable or that dividends will be paid to the Company. There have been a variety of minor construction related shutdowns which are normally seen in the startup of these units, but they have generally not been related to our gasifier systems.

The Company expects to continue for a period of time to have negative operating cash flows until it can generate sufficient cash flows from its technology, equipment and services business and SES China (including the ZZ Joint Venture and the Yima Joint Ventures) to cover its general and administrative expenses and other operating costs. In addition, the Company may need to aggressively pursue additional partners in China and may need to seek other equity financing or reduce its operating expenses. The Company will also limit the development of any further projects until it has assurances that acceptable financing is available to complete the project.

The Company currently plans to use its available cash for (i) general and administrative expenses, (ii) working capital; (iii) debt service for the ZZ Joint Venture; (iv) payments to GTI due under our licensing agreements including the $1.5 million royalty due for the Yima Joint Ventures’ license which is expected to occur in late calendar 2013; and (v) general corporate purposes. The actual allocation and timing of these expenditures will be dependent on various factors, including changes in the Company’s strategic relationships, commodity prices and industry conditions, and other factors that the Company cannot currently predict. In particular, any future decrease in economic activity in China or in other regions of the world in which the Company may in the future do business could significantly and adversely affect its results of operations and financial condition. Operating cash flows from joint venture operating projects can be positively or negatively impacted by changes in coal and methanol prices. These are commodities where market pricing can be cyclical in nature.

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

On August 2, 2013, the Company received a letter from NASDAQ informing us that the closing bid price of its common stock has been below $1.00 per share for a period of 30 consecutive trading days, which is outside the requirements of NASDAQ for continued listing. Under NASDAQ Listing Rule 5810(c)(3)(A), the Company has a grace period of 180 calendar days, or until January 29, 2014, in which to regain compliance with the minimum bid price rule. To regain compliance, the closing bid price of the Company’s common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during this grace period. If the Company does not regain compliance before January 29, 2014, it may be eligible for an additional grace period if we meet the initial listing standards, with the exception of bid price, for The NASDAQ Capital Market, and the Company successfully applies for a transfer of its securities to that market. Such a transfer would provide the Company with an additional 180 calendar day period to regain compliance with the minimum bid requirement.

The Company is subject to concentration of credit risk with respect to our cash and cash equivalents, which we attempt to minimize by maintaining our cash and cash equivalents with major high credit quality financial institutions. At times, our cash balances in a particular financial institution may exceed limits that are insured by the U.S. Federal Deposit Insurance Corporation or equivalent agencies in foreign countries such as Hong Kong.

Note 5 — Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	Estimated	June 30,
	useful lives	2013	2012
Furniture and fixtures	2 to 3 years	$321	$319
Production equipment	20 years	35,480	34,661
Building — plant and office	30 years	8,083	7,895
Leasehold improvements	Lease term	122	120
Computer hardware	3 years	398	399
Computer software	3 years	959	956
Office equipment	3 years	251	253
Motor vehicles	5 years	217	212
		45,831	44,815
Less: Accumulated depreciation		(13,190)	(10,873)
Net carrying value		$32,641	$33,942

Depreciation expense for the years ended June 30, 2013, 2012 and 2011 was $2.1 million, $2.3 million and $2.4 million, respectively.

Note 6 — Detail of Selected Balance Sheet Accounts

Other long-term assets consisted of the following (in thousands):

	June 30,
	2013	2012
Land use rights	$760	$760
GTI license royalty, net — ZZ Joint Venture	626	754
Value added tax receivable — ZZ Joint Venture	1,106	1,072
Deferred finance costs (a)	—	1,091
Other	352	373
	$2,844	$4,050

(a)	Deferred finance costs as of June 30, 2012 were principally costs incurred related to the share purchase agreement with ZJX and China Energy, which was terminated in June 2013.

Accrued expenses and other payables consisted of the following (in thousands):

	June 30,
	2013	2012
Construction and equipment costs	$645	$633
Accounts payable — trade	255	805
Accrued payroll, vacation and bonuses	555	876
Technical consulting, engineering and design services	521	528
Advances from Yima Joint Ventures toward purchase of gasifier equipment	2,391	1,801
Advances from Xuejiao	1,780	949
Advance from Hongye under share purchase agreement	—	1,000
Other	1,485	1,488
	$7,632	$8,080

Note 7 — Intangible Assets

GTI License Agreement

On November 5, 2009, the Company entered into an Amended and Restated License Agreement (the “GTI Agreement”) with GTI, replacing the Amended and Restated License Agreement between the Company and GTI dated August 31, 2006, as amended (the “Original GTI Agreement”). Under the GTI Agreement, the Company maintains its exclusive worldwide right to license the U-GAS® technology for all types of coals and coal/biomass mixtures with coal content exceeding 60%, as well as the non-exclusive right to license the original U-GAS® technology for 100% biomass and coal/biomass blends exceeding 40% biomass.

In order to sublicense any U-GAS ® system, the Company is required to comply with certain requirements set forth in the GTI Agreement. In the preliminary stage of developing a potential sublicense, the Company is required to provide notice and certain information regarding the potential sublicense to GTI and GTI is required to provide notice of approval or non-approval within ten business days of the date of the notice from the Company, provided that GTI is required to not unreasonably withhold their approval. If GTI does not respond within that ten business day period, they are deemed to have approved of the sublicense. The Company is required to provide updates on any potential sublicenses once every three months during the term of the GTI Agreement. The Company is also restricted from offering a competing gasification technology during the term of the GTI Agreement.

For each U-GAS® unit which the Company licenses, designs, builds or operates for itself or for a party other than a sublicensee and which uses coal or a coal and biomass mixture or biomass as the feed stock, the Company must pay a royalty based upon a calculation using the MMBtu per hour of dry syngas production of a rated design capacity, payable in installments at the beginning and at the completion of the construction of a project (the “Standard Royalty”). If the Company invests, or has the option to invest, in a specified percentage of the equity of a third party, and the royalty payable by such third party for their sublicense exceeds the Standard Royalty, the Company is required to pay to GTI, an agreed percentage split of third party licensing fees (the “Agreed Percentage”) of such royalty payable by such third party. However, if the royalty payable by such third party for their sublicense is less than the Standard Royalty, the Company is required to pay to GTI, in addition to the Agreed Percentage of such royalty payable by such third party, the Agreed Percentage of its dividends and liquidation proceeds from its equity investment in the third party. In addition, if the Company receives a carried interest in a third party, and the carried interest is less than a specified percentage of the equity of such third party, the Company is required to pay to GTI, in its sole discretion, either (i) the Standard Royalty or (ii) the Agreed Percentage of the royalty payable to such third party for their sublicense, as well as the Agreed Percentage of the carried interest. The Company will be required to pay the Standard Royalty to GTI if the percentage of the equity of a third party that the Company (a) invests in, (b) has an option to invest in, or (c) receives a carried interest in, exceeds the percentage of the third party specified in the preceding sentence.

The Company is required to make an annual payment to GTI for each year of the term beginning December 31, 2010, with such annual payment due by the last day of January of the following year; provided, however, that the Company is entitled to deduct all royalties paid to GTI in a given year under the GTI Agreement from this amount, and if such royalties exceed the annual payment amount in a given year, the Company is not required to make the annual payment. The Company accrues the annual royalty expense ratably over the calendar year as adjusted for any royalties paid during year as applicable. The Company must also provide GTI with a copy of each contract that it enters into relating to a U-GAS® system and report to GTI with its progress on development of the technology every six months.

For a period of ten years, the Company and GTI are restricted from disclosing any confidential information (as defined in the GTI Agreement) to any person other than employees of affiliates or contractors who are required to deal with such information, and such persons will be bound by the confidentiality provisions of the GTI Agreement. The Company has further indemnified GTI and its affiliates from any liability or loss resulting from unauthorized disclosure or use of any confidential information that the Company receives.

The GTI Agreement expires on August 31, 2016, but may be extended for two additional ten-year periods at the Company’s option.

The cost and accumulated amortization of intangible assets were as follows (in thousands):

	June 30, 2013			June 30, 2012
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Use rights of U-GAS®	$1,886	$1,292	$594	$1,886	$1,103	$783
Other intangible assets	474	8	466	343	—	343
Total	$2,360	$1,300	$1,060	$2,229	$1,103	$1,126

The use rights of U-GAS® have an amortization period of ten years. Amortization expense was approximately $0.2 million for each of the years ended June 30, 2013, 2012 and 2011 and is recorded in depreciation and amortization expense. Estimated amortization expense for each of the three subsequent fiscal years is expected to be approximately $0.2 million.

Note 8 – Consulting Agreement with Crystal Vision Energy

Effective January 1, 2013, the Company entered into a consulting services agreement (the “CVE Agreement”) with Crystal Vision Energy Limited (“CVE”), pursuant to which CVE provided strategic, executive leadership and management services for the Company and its China business platform. The CVE Agreement replaced a prior services agreement that the Company had in place with CVE dated effective April 1, 2012. CVE received a monthly services fee of $150,000 plus expense reimbursement, $100,000 of which is payable in cash each month and the remaining $50,000 accrues monthly and is payable quarterly in common stock. CVE was also entitled to incentive warrants upon signing. In connection with fundraising on behalf of the Company, CVE is entitled to a success fee for the total of any investment from a third party (subject to certain exclusions) for use in China, or directly invested into the Company’s China business.

A warrant to purchase up to 1,200,000 shares of the Company’s common stock with an exercise price of $1.50 was granted in February 2013 and becomes vested and fully exercisable on December 31, 2013 and has a term of five years. In addition, the Company was obligated to issue an additional warrant to purchase up to 1,200,000 shares of the Company’s common stock with an exercise price of $1.50 if the CVE Agreement was not terminated before February 15, 2014. These warrants to CVE are collectively referred to as the “CVE Incentive Warrants”.

In February 2013, the Company entered into and closed a Unit Purchase Agreement with CVE under which the Company received proceeds of $400,000 and issued 449,438 shares of its common stock and warrants to acquire 449,438 shares of the Company’s common stock (the “CVE Unit Purchase Warrants”). The CVE Unit Purchase Warrants have an exercise price of $1.11 per share and have a term of 5 years.

As of June 30, 2013, the Company had issued 279,480 shares of common stock to CVE as part of their monthly compensation payable in common stock under the CVE Agreement. These shares are valued based upon the volume-weighted-average share price for the month preceding the month in which services are performed.

On July 29, 2013, the Company entered into an amendment (the “CVE Amendment”) to the CVE Agreement between CVE and the Company dated effective January 1, 2013. Pursuant to the CVE Amendment, CVE made a $100,000 investment in the Company’s common stock on August 1, 2013. The shares of the Company’s common stock were issued at a price which was equal to 80% of the volume weighted average price of the Company’s common stock on the NASDAQ Stock Market over the three months prior to August 1, 2013. The associated warrants shall have an exercise price which is equal to the volume weighted average price of the Company’s common stock on the NASDAQ over the three months prior to August 1, 2013. The CVE Agreement was terminated effective as of August 31, 2013.

Note 9 — Income Taxes

For financial reporting purposes, net loss showing domestic and foreign sources was as follows (in thousands):

	Year Ended June 30,
	2013	2012	2011
Domestic	$(6,863)	$(7,609)	$(6,835)
Foreign	(13,060)	(12,463)	(8,785)
Net loss	$(19,923)	$(20,072)	$(15,620)

Provision for income taxes

The following is a reconciliation of income taxes at the statutory federal income tax rate of 35% to the income tax provision (benefit) recorded (in thousands):

	Year Ended June 30,
	2013	2012	2011
Net loss	$(19,923)	$(20,072)	$(15,620)
Computed tax benefit at statutory rate	(6,973)	(7,025)	(5,467)
Tax on global activities	2,747	2,684	2,910
Other	(448)	(71)	178
Valuation allowance	4,674	4,412	2,379
	$—	$—	$—

Deferred tax assets

Net deferred tax assets consisted of the following (in thousands):

	June 30,
	2013	2012
Deferred tax assets (liabilities):
Net operating loss carry forward	$27,554	$24,219
Depreciation and amortization	403	437
Stock-based compensation	5,972	5,476
Investment in joint venture	1,324	409
Accruals	748	786
Subtotal	36,001	31,327
Valuation allowance	(36,001)	(31,327)
Net deferred assets	$—	$—

At June 30, 2013, the Company had approximately $48.2 million of U.S. federal net operating loss (“NOL”) carryforwards, and $35.8 million of China NOL carryforwards. The U.S. federal NOL carryforwards have expiration dates through the year 2032. The China NOL carry forwards have expiration dates through 2017. The utilization of U.S. federal NOLs and other tax attributes may be limited due to changes in ownership from equity offerings that occurred during the year and any future equity offerings.

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

The Company and one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company has been subject to U.S. federal, state, and local, or non-U.S. income tax examinations by tax authorities for all tax years since its operations began in 2003. As of June 30, 2013, the Internal Revenue Service (“IRS”) and the Chinese tax authorities have not proposed any adjustments to the Company’s material tax positions. The Company establishes reserves for positions taken on tax matters which, although considered appropriate under the regulations, could potentially be successfully challenged by authorities during a tax audit or review. The Company did not have any liability for uncertain tax positions as of June 30, 2013 or 2012.

Note 10 — Net Loss Per Share Data

Historical net loss per share of common stock is computed using the weighted average number of shares of common stock outstanding. Basic loss per share excludes dilution and is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Stock options, warrants and unvested restricted stock are the only potential dilutive share equivalents the Company had outstanding for the periods presented. For the year ended June 30, 2013 and 2012 and the period from November 4, 2003 (inception) to June 30, 2013, options and warrants to purchase common stock were excluded from the computation of diluted earnings per share as their effect would have been antidilutive as the Company incurred net losses during those periods.

Note 11 — Commitments and Contingencies

Litigation

The Company is currently not a party to any legal proceedings.

Operating leases

On October 4, 2012, the Company extended its corporate office lease term for twelve months ending June 30, 2014 with rental payments of $18,313 per month. The Company also leases approximately 6,000 square feet of office space in Shanghai, China on a short-term basis. Rental expenses incurred under operating leases for the years ended June 30, 2013, 2012, and 2011 were approximately $0.5 million, $0.5 million and $0.5 million, respectively.

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

Note 12 — Stock-Based Compensation

As of June 30, 2013, the Company has outstanding stock option and restricted stock awards granted under the Company’s Amended and Restated 2005 Incentive Plan, as amended (the “Incentive Plan”). On December 21, 2012, the Company’s stockholders authorized an additional 1,800,000 shares of common stock for future awards under the Incentive Plan. As of June 30, 2013, there were 923,316 shares authorized for future issuance pursuant to the Incentive Plan. Under the Incentive Plan, the Company may grant incentive and non-qualified stock options, stock appreciation rights, restricted stock units and other stock-based awards to officers, directors, employees and non-employees. Stock option awards generally vest ratably over a one to four year period and expire ten years after the date of grant.

The number of shares of unvested restricted stock issued under the Incentive Plan was as follows:

Shares of
Restricted Stock
Nonvested at June 30, 2011	—
Granted	146,668
Vested	(73,332)
Nonvested at June 30, 2012	73,336
Granted	—
Vested	(73,336)
Nonvested at June 30, 2013	—

For the years ended June 30, 2013, 2012 and 2011, the Company recorded stock-based compensation expense of approximately $2.3 million, $0.9 million and $1.2 million, respectively. During the years ended June 30, 2012 and 2011, credits of approximately $0.3 million and $0.4 million were recognized to stock-based compensation expense due to the reversal of previously recognized expense due to forfeitures related to cancellations of terminated optionees’ stock option awards.

Assumptions

The fair values for the stock options granted during the years ended June 30, 2013, 2012 and 2011 were estimated at the date of grant using a Black-Scholes-Morton option-pricing model with the following weighted-average assumptions.

	Year Ended June 30,
	2013	2012	2011
Risk-free rate of return	0.81%	1.35%	2.31%
Expected life of award	5.1 years	5.6 years	5.6 years
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility of stock	106%	107%	109%
Weighted-average grant date fair value	$0.84	$1.36	$1.35

The expected volatility of stock assumption was derived by referring to changes in the historical volatility of the company and comparable companies. We used the “simplified” method for “plain vanilla” options to estimate the expected term of options granted during the years ended June 30, 2013, 2012 and 2011.

Stock option activity during the three years ended June 30, 2013 was as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Stock Options	Price	Term (years)	(in millions)
Outstanding at June 30, 2011	6,563,344	$0.91
Granted	323,982	1.65
Exercised	(20,312)	0.80
Cancelled/forfeited	(116,813)	0.82
Outstanding at June 30, 2012	6,750,201	0.94
Granted	1,350,717	1.08
Exercised	(558,726)	0.80		$0.3
Cancelled/forfeited	(137,500)	1.03
Outstanding at June 30, 2013	7,404,692	0.98	6.87	0.6
Exercisable at June 30, 2013	6,053,530	0.90	6.40	0.6

The following table summarizes information with respect to stock options outstanding and exercisable at June 30, 2013:

		Weighted
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average
	Number	Term	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	(Years)	Price	Exercisable	Price
$0.43 to $0.66	3,650,909	5.72	$0.62	3,650,909	$0.62
$0.67 to $1.00	1,065,648	6.92	0.90	878,660	0.89
$1.01 to $2.00	2,243,135	8.53	1.17	1,193,961	1.12
$2.01 to $3.00	45,000	7.02	2.35	30,000	2.34
$3.01 to $4.00	400,000	7.77	3.25	300,000	3.25
Total	7,404,692			6,053,530

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

The Company recognizes the stock-based compensation expense related to the CVE Incentive Warrants over the requisite service period. The following table presents stock based compensation expense attributable to stock option awards issued under the Incentive Plan and attributable to warrants and stock issued to CVE (in thousands):

	Year Ended June 30,
	2013	2012	2011
Incentive Plan	$1,046	$879	$1,234
CVE warrants and stock	1,271	—	—
Total stock-based compensation expense	$2,317	$879	$1,234

As of June 30, 2013, approximately $1.3 million of estimated expense with respect to non-vested stock option awards and warrants has yet to be recognized and will be recognized in expense over the remaining weighted average period of approximately one year.

Note 13 – Share Purchase Agreements

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

•
After the closing date, and as long as Hongye owns more than 9% of the total issued and outstanding shares of common stock, Hongye has the right to appoint one Vice President and a Deputy Financial Director in the Company’s China business. Such Vice President and Deputy Financial Director shall report to the Company’s China Managing Director and China Financial Director, respectively. The qualification and employment terms and conditions of such positions will be subject to the approval of the China Managing Director and the appointees to such positions shall agree to follow all applicable policies and procedures of the Company. Although no such appointments have been made to date, the Company is in process of interviewing candidates appointed by Hongye.

Share Purchase Agreements with ZJX

On June 10, 2013, the Company provided notice to China Energy Industry Holdings Group Co, Ltd. (“China Energy”) and Zhongjixuan Investment Management Company Ltd. (“ZJX”) of the termination of the Share Purchase Agreement among the Company, ZJX and China Energy dated March 31, 2011, as amended on August 16, 2011 and December 30, 2011 (the “ZJX Agreement”), as permitted by the terms of the ZJX Agreement. No penalties or payments were due as a result of the termination of the ZJX Agreement, China Energy had not paid any of the purchase price and the Company has not issued any shares to ZJX or China Energy under the ZJX Agreement. We incurred approximately $1.0 million of legal and other professional fees and costs related to the ZJX Agreement which were deferred and written off upon termination of the ZJX Agreement.

Note 14 – Segment Information

The Company’s reportable operating segments have been determined in accordance with the Company’s internal management reporting structure and include SES China, Technology Licensing and Related Services, and Corporate. The SES China reporting segment includes all of the assets and operations and related administrative costs for China including the investment in the Yima Joint Ventures. The Technology Licensing and Related Services reporting segment includes all of the Company’s current operating activities outside of China. The Corporate reporting segment includes the executive and administrative expenses of the corporate office in Houston. The Company evaluates performance based upon several factors, of which a primary financial measure is segment operating income or loss. Reclassifications have been made in the prior period financial statements to conform to the current period presentation.

The following table presents statements of operations data and assets by segment (in thousands):

	Three Months Ended		Year Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenue:
SES China	$—	$—	$8	$2,415
Technology licensing and related services	192	284	571	647
Corporate	—	—	—	—
Total revenue	$192	$284	$579	$3,062

Depreciation and amortization:
SES China	$518	$523	$2,056	$2,089
Technology licensing and related services	47	47	187	188
Corporate	4	13	49	209
Total depreciation and amortization	$569	$583	$2,292	$2,486

Operating loss:
SES China	(2,540)	(2,133)	(10,126)	(9,157)
Technology licensing and related services	(484)	(940)	(1,976)	(3,207)
Corporate	(2,460)	(1,130)	(6,277)	(5,903)
Total operating loss	$(5,484)	$(4,203)	$(18,379)	$(18,267)

Interest expense:
SES China	$54	$96	$302	$562
Technology licensing and related services	—	—	—	—
Corporate	—	—	—	—
Total interest expense	$54	$96	$302	$562

Equity in losses (earnings) of joint ventures:
SES China	$241	$277	$820	$920
Technology licensing and related services	—	—	—	—
Corporate	(28)	360	552	961
Total equity in losses of joint ventures	$213	$637	$1,372	$1,881

	June 30,	June 30,
	2013	2012
Assets:
SES China	$76,316	$72,352
Technology licensing and related services	1,030	1,089
Corporate	11,018	19,406
Total assets	$88,364	$92,847

Note 15 — Quarterly Results of Operations (Unaudited) (in thousands, except per share amounts)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Year
2013:
Revenues	$71	$13	$303	$192	$579
Operating loss	(3,881)	(3,940)	(5,074)	(5,484)	(18,379)
Net loss	(4,518)	(4,318)	(5,400)	(5,687)	(19,923)
Net loss attributable to stockholders	(4,485)	(4,403)	(5,380)	(5,665)	(19,933)
Net loss per share — basic and diluted	(0.09)	(0.07)	(0.09)	(0.09)	(0.33)
2012:
Revenues	$2,495	$183	$100	$284	$3,062
Operating loss	(4,441)	(4,805)	(4,818)	(4,203)	(18,267)
Net loss	(4,606)	(5,121)	(5,351)	(4,994)	(20,072)
Net loss attributable to stockholders	(4,540)	(5,047)	(5,360)	(4,950)	(19,896)
Net loss per share — basic and diluted	(0.09)	(0.10)	(0.11)	(0.10)	(0.39)

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

Our management, with the participation of the Chief Executive Officer and the Chief Accounting Officer, assessed the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2013. Based upon that evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2013.

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

Our management, with the participation of the Chief Executive Officer and the Chief Accounting Officer, evaluated the effectiveness of our internal control over financial reporting as of June 30, 2013 based on criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, management has concluded that we did maintain effective internal control over financial reporting as of June 30, 2013.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the year ended June 30, 2013 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

                The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended June 30, 2013.

Item 11. Executive Compensation

The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended June 30, 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended June 30, 2013.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended June 30, 2013.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended June 30, 2013.

Item 15. Exhibits and Financial Statement Schedules

1.   Financial Statements. Reference is made to the Index to Consolidated Financial Statements at Item 7 of this annual report on Form 10-K.

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

10.11	+	First Amendment to the Amended and Restated 2005 Incentive Plan (incorporated by reference to Annex B to the Company’s Proxy Statement on Schedule 14A filed on November 15, 2007).

10.12		Form of Nonstatutory Stock Option Agreement (incorporated by reference herein to Exhibit 10.8 to the Company’s Current Report on Form 8-K dated April 2, 2009).

10.13
Form of Equity Joint Venture Contract between Yima Coal Industry (Group) Co., Ltd. and Synthesis Energy Investment Holdings, Inc. dated August 27, 2009 — English translation from original Chinese document. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 2, 2009).

10.14	**
Amended and Restated License Agreement by and between the Company and the Gas Technology Institute dated November 5, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 12, 2009).

10.15	+	Letter Agreement between the Company and Lorenzo Lamadrid dated August 15, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 17, 2010).

10.16	+
Amended and Restated Employment Agreement between the Company and Robert W. Rigdon dated April 8, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 12, 2011).

10.17
Share Purchase Agreement dated June 9, 2011 between the Company and Zuari Industries Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 10, 2011).

10.18	+
Heads of Agreement for Business Development Services between SES Resource Solutions and Donald P. Bunnell (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 30, 2012).

10.19	+
Amendment to Heads of Agreement for Business Development Services between SES Resource Solutions and Donald P. Bunnell (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 30, 2012).

10.20
Share Purchase Agreement dated June 18, 2012 among Synthesis Energy Systems, Inc. and Hongye International Investment Group Co., Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 19, 2012).

10.21
Share Purchase Agreement dated June 18, 2012 among Synthesis Energy Systems, Inc. and Shanghai Zhongmo Investment Management Co., Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 19, 2012).

10.22	+
Employment Letter between the Company and Kevin Kelly dated effective October 10, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 16, 2012).

10.23		Second Amendment to the Amended and Restated 2005 Incentive Plan (incorporated by reference to Annex A to the Company’s Proxy Statement on Schedule 14A filed on October 26, 2012).

10.24
Consulting Services Agreement between the Company and Crystal Vision Energy Limited dated effective January 1, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 27, 2012).

10.25	+	Letter Agreement between Robert Rigdon and the Company dated February 27, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 4, 2013).

10.26
Notice of Termination dated June 10, 2013 of Share Purchase Agreement dated March 31, 2011, as amended, among Synthesis Energy Systems, Inc., China Energy Industry Holdings Group Co, Ltd. and Zhongjixuan Investment Management Company Ltd. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 10, 2013).

10.27	+	Employment Letter between the Company and Donald P. Bunnell dated July 16, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 17, 2013).

10.28	**
Cooperation Agreement among SES (Zaozhuang) New Gas Co., Ltd., Shandong Weijiao Group Xuecheng Energy Co., Ltd. and Shandong Xuejiao Chemical Co., Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 26, 2013).

10.29	*	Amendment to Consulting Services Agreement between the Company and Crystal Vision Energy Limited dated July 29, 2013.

10.30	+
Employment Letter between the Company and Charles Costenbader dated effective September 3, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 4, 2013).

10.31	*	Loan Agreement between Synthesis Energy Systems (Zaozhuang) New Gas Co., Ltd and Zaozhuang Bank dated September 10, 2013 — English translation from original Chinese document.

21.1	*	Subsidiaries of the Company.

23.1	*	Consent of UHY LLP

23.2	*	Consent of PricewaterhouseCoopers LLP.

23.3	*	Consent of KPMG LLP.

31.1	*	Certification of Chief Executive Officer of Synthesis Energy Systems, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	*	Certification of Chief Accounting Officer of Synthesis Energy Systems, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	*
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

101.INS		XBRL Instance Document.***

101.SCH		XBRL Taxonomy Extension Schema Document.***

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.***

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.***

101.LAB		XBRL Taxonomy Extension Label Linkbase Document.***

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.***

______________
*	Filed herewith.
**
Portions of this exhibit have been omitted pursuant to a request for confidential treatment accepted by the Securities and Exchange Commission and this exhibit has been filed separately with the Securities and Exchange Commission in connection with such request.

***
In accordance with Rule 406T of Regulation S-T, the XBRL information in Exhibit 101 to this annual report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNTHESIS ENERGY SYSTEMS, INC.

Date: September 24, 2013	By:	/s/ Robert Rigdon
Robert Rigdon, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity In Which Signed	Date

/s/ Robert Rigdon	President and Chief Executive Officer and Director
Robert Rigdon	(Principal Executive Officer)	September 24, 2013

/s/ Kevin Kelly	Chief Accounting Officer, Controller and Secretary
Kevin Kelly	(Principal Accounting Officer)	September 24, 2013

/s/ Donald Bunnell
Donald Bunnell	Chief Commercial Officer and Director	September 24, 2013

/s/ Lorenzo Lamadrid
Lorenzo Lamadrid	Director	September 24, 2013

/s/ Denis Slavich
Denis Slavich	Director	September 24, 2013

/s/ Harry Rubin
Harry Rubin	Director	September 24, 2013

/s/ Xu, Ziwang
Xu, Ziwang	Director	September 24, 2013

/s/Gao, Feng
Gao, Feng	Director	September 24, 2013

/s/ Yang, Guang
Yang, Guang	Director	September 24, 2013