Form 10-K/A
period 2013-06-30
SYNTHESIS ENERGY SYSTEMS INC
filed 2013-10-28
CIK 1375063

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the most recently completed second fiscal quarter, December 31, 2012, was approximately $52.6 million.

As of October 25, 2013, there were 63,719,640 shares of the registrant’s common stock outstanding, par value $.01 per share.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended June 30, 2013, originally filed with the Securities and Exchange Commission on September 25, 2013 (the “Original Filing”). We are filing this Amendment to include (i) the information required by Part III, Items 10, 11, 12, 13 and 14, which were not included in the Original Filing in reliance on Instruction G(3) to Form 10-K. We have also deleted the reference to an amendment to the Original Filing on the cover page under “Documents Incorporated By Reference.”

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth information concerning our directors and executive officers as of June 30, 2013:

Name	Age	Position
Lorenzo Lamadrid (1), (2)	62	Chairman of the Board
Robert Rigdon	55	President, Chief Executive Officer and Director
Donald Bunnell	48	Director
Denis Slavich (1), (2), (3)	73	Director
Harry Rubin (1), (2), (3)	59	Director
Xu, Ziwang (3)	56	Director
Gao, Feng (5)	43	Vice Chairman of the Board
Yang, Guang (6)	48	Director
Kevin Kelly	50	Chief Accounting Officer, Controller and Secretary
Charles Costenbader	53	Chief Financial Officer
Francis Lau	66	Senior Vice President and Chief Technology Officer
Dr. John Winter	59	Senior Vice President, Engineering and Project Operations

(1)	Member of the Compensation Committee.
(2)	Member of the Nominating and Corporate Governance Committee.
(3)	Member of the Audit Committee.
(5)	Appointed to the Board in September 2012.
(6)	Appointed to the Board in October 2012.

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

Directorships in the past five years: Flow International (2006 to present).

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

Directorships in the past five years: None, other than our Board.

Donald Bunnell. Mr. Bunnell is a director and one of our co-founders. He was our President and Chief Executive Officer—Asia Pacific until February 2011 when he resigned to pursue an academic degree and other interests. Since July 2013, he has served as our Chief Commercial Officer, with a focus on developing and closing new and existing commercialization partnership opportunities to address key business verticals through technology licensing, equipment sales and engineering services. From July 2012 until July 2013, he invested in start-up companies and founded a non-profit organization. From March 2012 through December 2012, he provided services to SES Resources Solutions, Ltd., a joint venture between us and Midas Resources AG. From 2001 until our founding in 2003, Mr. Bunnell was the Asia Business Development Vice President for BHP Billiton’s aluminum group. Between 1997 and 2001, Mr. Bunnell served in various capacities, including Vice President in charge of Enron China’s power group, and Country Manager, with the power development team of Enron Corporation. During this time, Mr. Bunnell spent three years leading the Enron/Messer/Texaco consortium for the Nanjing BASF Project. From 1995 to 1997, Mr. Bunnell was a manager with Coastal Power Corporation (now part of El Paso Corporation) in Beijing, where he was involved in development of gas turbine power plants and other power projects. Mr. Bunnell has practiced law in Hong Kong, advising clients on China investments, prior to entering the power business. Mr. Bunnell is fluent in Mandarin Chinese, lived in China for over 16, and has 10 years of experience in the China power industry developing projects and managing joint ventures. Mr. Bunnell’s extensive experience in the power industry, wealth of technical knowledge and role as one of our founders provides him with unique insight into potential issues that could emerge with respect to our operational development.

Education: Mr. Bunnell graduated from Miami University with a B.A. and from the William & Mary School of Law with a J.D.

Directorships in the past five years: Zenogen Pty, Ltd. (May 2013 to present and Chairman since August 2013) and Chairman of The Harbor Foundation, a non-profit organization (2013 to present).

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

Directorships in the past five years: China Advanced Construction Materials Group, Inc. (2009 to 2011), Leading Edge Technologies (2001 to present), Comsat International (2006-2007), and Astrata Group (2011 to present).

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

Education: He is a graduate of Stanford University and Harvard Business School.

Directorships in the past five years: 784 Park Avenue Realty, Inc. (December 2005 to present), Henmead Enterprises, Inc. (1991 to present), Image-Metrics Plc (December 2005 to April 2010).

Xu, Ziwang. Mr. Xu has served as a director since February 2010. Mr. Xu is currently the Chairman of CXC Capital, Inc. and CXC China Sustainable Growth Fund, companies which he founded in March of 2008 and which are based in Shanghai, China. From November of 2005 until founding CXC, he was a private investor in Shanghai and worked on the development of residential real estate projects. During this same time, he was an Advisory Director for Goldman Sachs in Beijing, China. From 1997 through 2005, he served as a Managing Director and Partner for Goldman Sachs in Hong Kong. He is also currently an Advisor with Clayton, Dubilier & Rice, a member of the Board of Overseers of the Fletcher School of Law and Diplomacy at Tufts University, and Vice Chairman, Alumni Association of Economics and Finance, of Fudan University in Shanghai, China. Additionally, he is a member of the Shanghai Comprehensive Economy Studies Council and the Shanghai International Cultural Council. Mr. Xu’s background in overseas markets and his experience in finance matters have provided him with valuable insights into our strategy.

Education : He holds a B.A. from East China Normal University and an M.A. in Economics from Fudan University and an M.A. in International Business from the Fletcher School of Law and Diplomacy at Tufts University.

Directorships in the past five years: CXC Capital, Inc. (2008 to present), Shanghai Ruibo New Energy Automobile Technology Company (2010 to present), Lubao New Energy Company (2007 to present).

Gao, Feng. Mr. Gao has served as Vice Chairman of the Board and a director since September 2012. He has been the Chairman and President of Hongye International Investment Group Co., Ltd. (“Hongye”) since 2007, which is headquartered in Beijing, China. Hongye is a private, diversified group operating in the energy and natural resources, finance and bio-pharmaceuticals industries. Mr. Gao has more than 20 years of experience in the coking and coal mining business. These include working as plant manager at coking plants and serving as chairman and mine manager of various coal mining companies in Inner Mongolia, China. Mr. Gao is currently serving as a Representative of the Wuhai Municipal People’s Congress, Committee Member of the China National Democratic Construction Association Inner Mongolia division, Vice Chairman and Vice President of the Federation of Industry and Commerce of Inner Mongolia, and Director of the China Enterprise Confederation. During Mr. Gao’s distinguished career, he has received numerous important awards, including “Moral Youth Model of China”, “Caring Entrepreneur of China” and “Honest and Trustworthy Entrepreneur in China”. Mr. Gao’s knowledge and skills with respect to Chinese business and financings makes a valuable contribution to the Board of Directors as we place more focus on our China platform initiative.

Directorships in the past five years: Hongye (2007 to present).

Yang, Guang. Dr. Yang has served as a director since October 2012. Dr. Yang is the executive vice president of Hongye, general manager of the Hongye biomedical division, and the managing partner of Hongye SD Group, LLC in the United States. Dr. Yang founded Velox Pharmaceutical, Inc. in China in 2011 and serves as the Chairman and chief executive officer. Dr. Yang is also an advisory director of Nanjing Sharelink Capital Co., Ltd., a government venture fund company focusing on early stage investment in China. Earlier, Dr. Yang worked in the pharmaceutical industry as principle scientist and director for DuPont, GlaxoSmithKline, Roche-Chugai, and Mitsubishi-Tanabe. Dr. Yang has a Ph.D. in biochemistry from University of Maryland at College Park, a M.S. in organic chemistry from Bucknell University, and a B.S in polymer chemistry from University of Science and Technology of China.

Directorships in the past five years: None.

Kevin Kelly. Mr. Kelly joined us as our Controller in October 2008 and was named our Chief Accounting Officer and Secretary in November 2008. From 2005 to October 2008, Mr. Kelly served as the Corporate Controller for W-H Energy Services. Prior to that, Mr. Kelly held controllership and treasury management positions with a variety of public-traded companies and as an audit manager with Deloitte & Touche. Mr. Kelly is a certified public accountant and holds a B.A. in Accounting and Management from Houston Baptist University.

Charles Costenbader. Mr. Costenbader joined us as our Chief Financial Officer in September 2013. Mr. Costenbader has 25 years of experience in energy-related finance. In his most recent position with Tangent Energy Solutions, Inc., he was responsible for project financing activities regarding power generation projects and hedging structures for environmental credits and power. Previously, Mr. Costenbader was with Macquarie Bank Limited in the power and natural gas commodities division in Houston from 2007 to 2011 and 2004 to 2006. He sourced and structured energy asset opportunities for investment and commodity risk management services. Additionally, Mr. Costenbader has previous chief financial officer experience with Galveston Bay Biodiesel, L.P. From 1989 to 1998, he served as vice-president in the Structured Finance Group of GE Capital where he was responsible for underwriting and managing investments in the energy, natural gas storage, methanol refinery, and pulverized coal sectors. Mr. Costenbader graduated from Lafayette College in Easton, Pennsylvania with a BS degree in mechanical engineering, received an MBA in finance and operations management from Columbia University and has a professional engineer license. He serves on the board of directors of Coalview Ltd.

Francis Lau. Mr. Lau joined us in September 2008 as Senior Vice President and Chief Technology Officer. From January 2006 until joining us, he was Vice President of Gasification at GreatPoint Energy, in Cambridge, Massachusetts in charge of technology development. From 1970 until joining GreatPoint, Mr. Lau was the Executive Director of Gasification and Gas Processing Center at the Gas Technology Institute (“GTI”) in Des Plaines, Illinois. At GTI, he led research, development, demonstration, and deployment programs aimed at clean and efficient conversion of coal, biomass, and other feedstocks to electricity, hydrogen, and clean liquid fuels. Mr. Lau received a B.Sc. degree in Chemical Engineering from the University of Wisconsin, Madison, and M.Sc. in Chemical Engineering from Northwestern University, Evanston, Illinois.

Dr. John Winter. Dr. Winter joined us in November 2010 as Senior Vice President, Engineering and Project Operations. He is responsible for our engineering and equipment sourcing activities and projects in the implementation phase outside of China and he provides worldwide technology development support. Dr. Winter has over 30 years of experience in the petrochemical industry, including more than 15 years of gasification technology research, engineering design, technical services, and gasification plant operations. Dr. Winter has held senior positions at Range Fuels, Evergreen Energy, GE Energy, Texaco/ChevronTexaco, Worldwide Power and Gasification, Allied Plastics and Dow Chemical. Dr. Winter holds a B.S. and M.S. in Chemical Engineering from the University of Alabama and a PhD in Chemical Engineering from the University of Houston.

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

To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended June 30, 2013, our officers, directors and greater than 10% beneficial owners timely filed all required Section 16(a) reports.

Director Independence

The Board has determined that the following members are independent within the meaning of Rule 5605 of the NASDAQ Listing Rules: Lorenzo Lamadrid, Denis Slavich, Harry Rubin, Xu Ziwang, Gao Feng and Yang Guang.

Material Changes in Director Nominations Process

There have not been any material changes to the procedures by which shareholders may recommend nominees to our Board.

Audit Committee

During the year ended June 30, 2013, the members of the Audit Committee were Xu Ziwang, Denis Slavich and Harry Rubin, with Denis Slavich serving as Chairman. The Board has determined that Denis Slavich is an audit committee financial expert under Item 407(d) of Regulation S-K of the SEC. All of the members of the Audit Committee were and are independent within the meaning of Rule 5605 of the NASDAQ Listing Rules. The Audit Committee operates under a written charter adopted by the Board which is available under “Corporate Governance” at the “Investors” section of our website at www.synthesisenergy.com. The Audit Committee met nine times during the year ended June 30, 2013.

The primary purpose of the Audit Committee is to assist the Board in overseeing (a) the integrity of our financial statements, (b) our compliance with legal and regulatory requirements, (c) the qualifications and independence of the independent registered public accountants and (d) the performance of our internal auditors (or other personnel responsible for the internal audit function).

Code of Ethics

We have adopted a Code of Business and Ethical Conduct that applies to all of our employees, as well as each member of our Board. The Code of Business and Ethical Conduct is available under “Corporate Governance” at the “Investors” section of our website at www.synthesisenergy.com. We intend to post amendments to or waivers from the Code of Business and Ethical Conduct (to the extent applicable to our principal executive officer, principal financial officer or principal accounting officer) at this location on our website.

Corporate Governance

The charters for our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee and our Code of Business and Ethical Conduct are available under “Corporate Governance” at the “Investors” section of our website at www.synthesisenergy.com. Copies of these documents are also available in print form at no charge by sending a request to Kevin Kelly, our Chief Accounting Officer, Controller and Secretary, Synthesis Energy Systems, Inc., Three Riverway, Suite 300, Houston, Texas 77056, telephone (713) 579-0606.

Item 11. Executive Compensation

Summary Compensation Table

The following table provides information concerning compensation paid or accrued during the fiscal years ended June 30, 2013, 2012 and 2011 to our principal executive officer and our principal financial officer, to whom we sometimes refer together as our “named executive officers.” Effective September 3, 2013, Charles Costenbader was hired as our Chief Financial Officer. No compensation information is provided for Mr. Costenbader as he did not serve as an employee at any point during the fiscal years ended June 30, 2013, 2012 and 2011.

						Non-Equity
Name and				Stock	Option	Incentive Plan	All Other
Principal Position	Year	Salary	Bonus	Awards	Awards (1)	Compensation	Compensation	Total

Robert Rigdon	2013	$270,000	$60,000	$—	$210,000	$—	$—	$540,000
President and CEO	2012	$300,000	$120,000	$—	$—	$—	$—	$420,000
	2011	$300,000	$120,000	$—	$1 ,066,394	$—	$—	$1,486,394

Kevin Kelly	2013	$230,000	$—	$—	$45,440	$—	$—	$275,440
Chief Accounting	2012	$230,000	$—	$—	$—	$—	$—	$230,000
Officer, Controller	2011	$230,000	$34,500	$—	$—	$—	$—	$264,500
and Secretary

(1)	The amounts in the “Option Awards” column reflect the aggregate grant date fair value of awards pursuant to our Amended and Restated 2005 Incentive Plan, as amended (the “2005 Plan”), for the fiscal years ended June 30, 2011, 2012 and 2013, in accordance with ASC 718. Assumptions used in the calculation of these amounts are included in “Note 12—Stock-Based Compensation” to our audited financial statements for the fiscal year ended June 30, 2013 included in our Annual Report on Form 10-K for the year ended June 30, 2013. However, as required, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.

Employment Agreements

On April 8, 2011, we entered into an Amended and Restated Employment Agreement with Mr. Rigdon, which replaced his employment agreement dated March 14, 2008, as amended on March 31, 2009. The employment agreement has a term of three years, with automatic renewal for successive one year periods unless either we or Mr. Rigdon elects not to renew. He is entitled to receive an annual base salary of up to $300,000 and a bonus of $120,000 payable in two equal installments within 10 days of January 1 and July 1 of a given year. He may also receive an outperformance bonus annually as may be awarded in the sole discretion of the Compensation Committee. Mr. Rigdon’s salary is subject to increase in the discretion of the Board. In connection with the execution of the employment agreement, Mr. Rigdon also received a grant of options to acquire 400,000 shares of our common stock vesting in four equal annual installments with the first vesting occurring on the date of the employment agreement. The employment agreement prohibits Mr. Rigdon from competing with us during his employment and for a period of twelve months thereafter and is also prohibited from soliciting our employees for a period of twelve months after the termination of the employment agreement. Mr. Rigdon is also subject to confidentiality and non-disparagement obligations for a period of five years after cessation of his employment with us. On February 27, 2013, we and Mr. Rigdon entered into a letter agreement whereby Mr. Rigdon elected to reduce his total compensation from $420,000 to $210,000, or a reduction of $210,000, for the twelve month period from March 1, 2013 through February 28, 2014. In exchange for such election, he received a grant of a non-qualified stock option exercisable for 246,538 shares of the common stock of the Company which vest in equal monthly installments over twelve months. Payments under the agreement to Mr. Rigdon in connection with his termination or a change of control are described below under “–Potential Payments Upon Termination or Change of Control.”

Our agreement with Mr. Kelly became effective October 16, 2008 and has a term of two years, with automatic renewal for two additional one year periods unless either we or Mr. Kelly elects not to renew. He currently receives an annual base salary of up to $230,000 and bonuses as may be awarded from time to time based on criteria established by our chief executive officer, including a performance bonus targeted at 50% of his base salary. The Compensation Committee also evaluates Mr. Kelly’s salary on an annual basis and will determine if any additional increases are warranted. The employment agreement prohibits Mr. Kelly from competing with us during his employment and for a period of eighteen months thereafter if he is terminated by us, if he resigns without good reason or if either he or we elects not to renew the agreement past its initial term. Mr. Kelly is also subject to a confidentiality obligation for a period of five years after cessation of his employment with us. Payments under the agreement to Mr. Kelly in connection with his termination or a change of control are described below under “–Potential Payments Upon Termination or Change of Control.”

Effective October 10, 2012, we entered into a new employment letter with Mr. Kelly, which replaced the above described employment agreement. Under the letter, Mr. Kelly’s employment is terminable by either us or Mr. Kelly at any time, with or without notice. Mr. Kelly is still entitled to receive an annual base salary of up to $230,000 and also an annual performance bonus as may be awarded in the sole discretion of the Compensation Committee. Mr. Kelly’s salary is subject to increase in the discretion of the Board. The letter prohibits Mr. Kelly from competing with us during his employment and for a period of twenty four months thereafter and is also prohibited from soliciting our employees for a period of twenty four months after the termination of his employment. Mr. Kelly also continues to be subject to confidentiality and non-disparagement obligations.

Effective September 3, 2013, we entered into an employment letter with Charles Costenbader as our Chief Financial Officer. Mr. Costenbader’s employment is terminable by either us or Mr. Costenbader at any time, with or without notice. Mr. Costenbader is entitled to receive annual base compensation of $300,000, $200,000 of which is paid in cash and $100,000 of which is in the form of annual stock option grants vesting over twelve months on terms specified in the employment letter. Mr. Costenbader is also eligible for an annual performance bonus as may be awarded in the sole discretion of the Compensation Committee. Mr. Costenbader’s base compensation is subject to increase in the discretion of the Board. The letter prohibits Mr. Costenbader from competing with us during his employment and for a period of twenty four months thereafter and is also prohibited from soliciting our employees for a period of twenty four months after the termination of his employment. Mr. Costenbader is also subject to confidentiality and non-disparagement obligations. Payments under the agreement to Mr. Costenbader in connection with his termination or a change of control are described below under “–Potential Payments Upon Termination or Change of Control.”

Potential Payments upon Termination or Change of Control

Pursuant to the terms of Mr. Rigdon’s employment agreement, upon a termination without cause (including non-renewal of his employment agreement by us), a voluntary termination for good reason or a termination for any reason (other than by us for cause) within 60 days of a change of control (as defined in his employment agreement), Mr. Rigdon is entitled to receive (i) a severance payment of up to twelve months of base salary (such payments shall cease once he secures new employment), (ii) payment of any bonus earned and not yet paid, and (iii) reimbursement of his COBRA premiums through the earlier of (a) twelve months after termination or (b) until he is eligible to participate in the health insurance plan of another employer. In addition, all unvested options shall automatically vest as of the termination date.

Pursuant to the terms of Mr. Kelly’s employment agreement, upon (a) a termination without cause (as defined in the letter), (b) a voluntary termination for good reason (as defined in the letter) or (c) a termination for any reason, other than us for cause, within 60 days of a change of control (as defined in the letter), and provided that he executes a release, Mr. Kelly is entitled to receive (i) a severance payment of up to six months of base salary (such payments shall cease once he secures new employment), (ii) continued health benefits through the earlier of (x) twelve months after his termination or (y) until he is eligible to participate in the health insurance plan of another employer (provided such benefits are substantially similar to what Mr. Kelly received from us) and (iii) payment of any other salary or bonus that he would have been otherwise entitled to receive under the letter as of the date of the termination. In addition, all unvested options shall automatically vest as of the termination date.

Pursuant to the terms of Mr. Costenbader’s employment letter, upon (a) a termination without cause (as defined in the letter), (b) a voluntary termination for good reason (as defined in the letter) or (c) a termination for any reason, other than us for cause, within 60 days of a change of control (as defined in the letter), and provided that he executes a release, Mr. Costenbader is entitled to receive (i) a severance payment of up to six months of base salary (such payments shall cease once he secures new employment), (ii) continued health benefits through the earlier of (x) twelve months after his termination or (y) until he is eligible to participate in the health insurance plan of another employer (provided such benefits are substantially similar to what Mr. Costenbader received from us) and (iii) payment of any other salary or bonus that he would have been otherwise entitled to receive under the letter as of the date of the termination. In addition, all unvested options shall automatically vest as of the termination date.

Upon a voluntary termination without good reason, termination for cause, death or disability, Messrs. Rigdon, Kelly and Costenbader would not be entitled to receive benefits from us except that in the case of the death or disability of any of Messrs. Rigdon, Kelly and Costenbader, all unvested options shall automatically vest as of the termination date.

The following tables further describe the potential payments upon termination or a change in control for Messrs. Rigdon, Kelly and Costenbader:

Robert Rigdon

Chief Executive Officer and President

Executive Benefits and Payments Upon Termination (1)	Voluntary Termination ($)	Voluntary Termination for Good Reason ($)	For Cause Termination ($)	Involuntary Not for Cause Termination (2) ($)	Death or Disability ($)	After a Change in Control (3) ($)
Compensation
Severance (4)	—	300,000	—	300,000	—	300,000
Performance bonus (5)	—	120,000	—	120,000	—	—
Stock Options (Unvested and Accelerated) (6)	—	—	—	—	—	—

Benefits and Perquisites
Health and Welfare Benefits Continuation (7)	—	13,824	—	13,824	—	13,824
Tax Gross-up	—	—	—	—	—	—
Total	—	433,824	—	433,824	—	313,824

Kevin Kelly

Chief Accounting Officer, Controller and Secretary

Executive Benefits and Payments Upon Termination (1)	Voluntary Termination ($)	Voluntary Termination for Good Reason ($)	For Cause Termination ($)	Involuntary Not for Cause Termination (2) ($)	Death or Disability ($)	After a Change in Control (3) ($)
Compensation
Severance (4)	—	115,000	—	115,000	—	—
Annual Cash Incentive (5)	—	—	—	—	—	—
Stock Options (Unvested and Accelerated) (6)	—	—	—	—	—	—

Benefits and Perquisites
Health and Welfare Benefits Continuation (7)	—	—	—	22,056	—	22,056
Tax Gross-up	—	—	—	—	—	—
Total	—	115,000	—	137,056	—	22,056

Charles Costenbader

Chief Financial Officer (8)

Executive Benefits and Payments Upon Termination (1)	Voluntary Termination ($)	Voluntary Termination for Good Reason ($)	For Cause Termination ($)	Involuntary Not for Cause Termination (2) ($)	Death or Disability ($)	After a Change in Control (3) ($)
Compensation
Severance (4)	—	150,000	—	150,000	—	—
Annual Cash Incentive (5)	—	—	—	—	—	—
Stock Options (Unvested and Accelerated) (6)	—		—		—

Benefits and Perquisites
Health and Welfare Benefits Continuation (7)	—	—	—	22,056	—	22,056
Tax Gross-up	—	—	—	—	—	—
Total	—	150,000	—	172,056	—	22,056

(1)	For purposes of this analysis, we assumed that the effective date of termination is June 30, 2013 and that the executive’s compensation is as follows: Mr. Rigdon’s base salary is equal to $300,000 and his performance bonus is equal to 40% of base salary; Mr. Kelly’s base salary is equal to $230,000; and Mr. Costenbader’s base compensation is equal to $300,000. We have also assumed no performance bonus for either Mr. Kelly or Mr. Costenbader due to the fact that the payment of such bonus is solely within the discretion of the Compensation Committee and that there were no non-contractual performance bonuses paid during fiscal 2013 or 2012.
(2)	Non-renewal of Mr. Rigdon’s agreement by us is considered an involuntary not for cause termination for purposes of his employment agreement.
(3)	“After a Change in Control” means a termination for any reason (other than by us for cause) within 60 days of a change in control.
(4)	Under “Voluntary Termination for Good Reason,” “Involuntary Not for Cause Termination” and “After a Change in Control,” severance under the agreements of Messrs. Kelly and Costenbader is six months of base salary unless sooner hired by another employer, and severance under Mr. Rigdon’s agreement is one year of base salary as in effect at the time of termination unless sooner hired by another employer.
(5)	The bonus amounts included under “Voluntary Termination for Good Reason,” “Involuntary Not for Cause Termination” and “After a Change in Control” are based on the maximum bonus that each executive could receive upon termination under their employment agreement for such reasons. The amounts of performance bonuses payable under the employment agreements are in the discretion of the Board and/or the Compensation Committee.
(6)	Pursuant to the terms of their employment agreements, under “Voluntary Termination for Good Reason,” “Involuntary Not for Cause Termination” or “After a Change in Control”, the vesting of all outstanding stock options will be accelerated and all stock options shall be 100% vested on the date of termination of employment or on the effective date of the “change in control,” as applicable.
(7)	Health and Welfare Benefits Continuation is calculated as 12 months of reimbursement of COBRA premiums under “Involuntary Not for Cause Termination,” “Voluntary Termination for Good Reason” and “After a Change in Control.” Such benefits payable will cease prior to the end of 12 months if the executive is eligible to participate in the health insurance plan of another employer.
(8)	Mr. Costenbader was hired as Chief Financial Officer effective September 3, 2013.

Outstanding Equity Awards for Year Ended June 30, 2013

The following table shows the number of shares covered by exercisable and unexercisable options held by our named executive officers on June 30, 2013. Each of the awards in the table was made under the 2005 Plan.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
((a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Robert Rigdon(1)	43,750	—	—	0.43	02/10/19(2)	—	—	—	—
	43,750	—	—	0.66	03/31/19(2)	—	—	—	—
	37,500	—	—	0.43	02/10/19	—	—	—	—
	100,000	—	—	0.66	03/31/19)	—	—	—	—
	150,000	50,000	—	3.25	04/08/21(3)	—	—	—	—
	82,179	164,359	—	1.10	02/27/23(4)

Kevin Kelly	37,500	—	—	0.43	02/10/19(2)	—	—	—	—
	25,000	—	—	0.73	01/09/19	—	—	—	—
	20,000	—	—	0.66	03/31/19	—	—	—	—
	100,000	—	—	0.66	03/31/19	—	—	—	—
	12,500	37,500	—	1.40	09/27/22(5)	—	—	—	—

(1)	Effective May 8, 2012, Mr. Rigdon transferred stock options to acquire 425,000 shares of common stock to his ex-wife pursuant to a domestic relations order.
(2)	Represents stock option awards made in connection with our stock option exchange program during fiscal 2009.
(3)	This option vests in four equal annual installments on each of April 8, 2011, 2012, 2013 and 2014.
(4)	This option vests in twelve equal monthly installments beginning on March 31, 2013.
(5)	This options vests in four equal installments on each of September 27, 2012, 2013, 2014 and 2015.

Director Compensation

Mr. Rubin, Mr. Slavich and Mr. Xu receive a quarterly cash payment of $1,500 as reimbursement for expenses incurred in connection with their service as independent directors serving on Committees of the Board. In February and May of 2013, the Board approved compensation for calendar 2013 for our directors. Non-executive directors who served as chair of a Board committee received an annual grant of stock options with an aggregate value of $110,000 and all other non-executive directors received an annual grant of stock options with an aggregate value of $100,000, in each case based on a fair market valuation and the exercise price in the grant, while non-independent, executive directors received no compensation for their service on the Board. The options vest as to 25% of the shares on each of March 31, June 30, September 30 and December 31 of 2013. The exercise price was determined based on the closing price on the date of the grant. In March 2012, the Board approved compensation for calendar 2012 for the independent directors of 36,667 shares of restricted stock, vesting 25% on each of March 31, June 30, September 30 and December 31 of 2012, along with cash payments of $11,250 to be paid to each independent director on each such vesting date.

In addition, Messrs. Lamadrid has a consulting agreement with us and Mr. Bunnell had a services agreement which expired on July 31, 2012 with one of our affiliates, each as described below. In addition, in July 2013, Mr. Bunnell entered into an employment letter with us in connection with his service as Chief Commercial Officer, as described below.

The following table summarizes the annual compensation for our non-employee directors during the year ended June 30, 2013.

Name (a)	Fees Earned or Paid in Cash (b)	Stock Awards (1) (2) (c)	Option Awards (1) (3) (d)	Non-Equity Incentive Plan Compensation (e)	Nonqualified Deferred Compensation Earnings (f)	All Other Compensation (g)		Total (h)

Lorenzo Lamadrid	$22,500	$110,000	—	—	—	$60,000	(4)	$192,500
Donald Bunnell (5)	—	—	—	—	—	$80,000	(4)	$80,000
Denis Slavich	$28,500	$110,000	—	—	—	—		$138,500
Harry Rubin	$28,500	$110,000	—	—	—	—		$138,500
Xu, Ziwang	$28,500	$100,000	—	—	—	—		$128,500
Gao, Feng (6)	—	$100,000	—	—	—	—		$100,000
Yang, Guang (7)	—	$100,000	—	—	—	—		$100,000

(1)	The amounts in the “Stock Awards” and “Option Awards” column reflect the aggregate grant date fair value for the fiscal year ended June 30, 2013, in accordance with ASC 718. Assumptions used in the calculation of these amounts are included in “Note 12—Stock-Based Compensation” to our audited financial statements for the fiscal year ended June 30, 2013 included in our Annual Report on Form 10-K for the year then ended. However, as required, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.
(2)	As of June 30, 2013, Messrs. Lamadrid, Slavich and Rubin each had outstanding restricted stock awards for 51,552 shares of common stock and Mr. Xu had outstanding restricted stock awards for 36,667 shares of common stock.
(3)	As of June 30, 2013, Messrs. Lamadrid, Slavich, Rubin, Xu, Gao and Yang had outstanding options exercisable for a total of 571,510; 673,510; 648,510, 355,639, 117,399 and 117,399 shares of common stock, respectively.
(4)	Represents compensation paid to Messrs. Lamadrid and Bunnell pursuant to their consulting agreement and service agreement as described below.
(5)	Effective July 16, 2013, Mr. Bunnell was hired as our Chief Commercial Officer. Mr. Bunnell had previously served as our President and Chief Executive Officer—Asia Pacific until February 2011 when he resigned to pursue other interests. For more on the terms of his employment, see below.
(6)	Mr. Gao was appointed as Vice Chairman of the Board in September 2012.
(7)	Mr. Yang was appointed as a director in October 2012.

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

In March 2012, SES Resource Solutions, Ltd. (“SRS”), a joint venture owned 50% by us and 50% by Midas Resources AG, entered into a Heads of Agreement for Business Development Services with Donald Bunnell. The agreement expired on July 31, 2012. Pursuant to the SRS joint venture agreement, we are funding the expenses of SRS, including compensation of employees, until SRS generates enough income to cover its own expenses. Mr. Bunnell was entitled to receive a monthly fee of $15,000 for ten days service and an additional $1,800 per day for any additional days that he worked during a given month, up to a maximum of an aggregate of $27,500 per month. He was also entitled to receive up to a 1% interest in SRS based on the achievement of certain performance goals set forth in the agreement. Mr. Bunnell was also entitled to receive a 15% free carried interest in the carried interest received by SRS for downstream projects which he originated on behalf of SRS, or a lesser interest, to be agreed upon, for downstream projects which he led, but did not originate. He was also entitled to reimbursement of his expenses in connection with his work.

On July 16, 2013, we entered into an employment letter with Mr. Bunnell to serve as Chief Commercial Officer, and he will focus on developing and closing new and existing commercialization partnership opportunities to address key business verticals through technology licensing, equipment sales and engineering services. Mr. Bunnell’s employment is terminable by either us or Mr. Bunnell at any time, with or without notice. Mr. Bunnell is entitled to receive an annual base salary of up to $180,000 and performance bonuses as may be awarded in the sole discretion of the Compensation Committee. Mr. Bunnell’s salary is subject to increase in the discretion of the Board. The letter prohibits Mr. Bunnell from competing with us during his employment and for a period of twelve months thereafter and he is also prohibited from soliciting our employees for a period of twelve months after the termination of his employment. Mr. Bunnell is also subject to confidentiality and non-disparagement obligations.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information with respect to the beneficial ownership of our common stock as of October 25, 2013, by:

each person who is known by us to beneficially own 5% or more of the outstanding class of our capital stock;

each member of the Board;

each of our executive officers; and

all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. To our knowledge, each of the holders of capital stock listed below has sole voting and investment power as to the capital stock owned unless otherwise noted.

Name and Address of Beneficial Owner	Numbers of Shares of Common Stock Beneficially Owned	% of Common Stock Outstanding (1)
Hongye International Investment Group Co., Ltd. (2)
Haibowan District Wuhai City Inner Mongolia Autonomous Region Area People’s Republic of China	6,175,093	9.7
Shanghai Zhongmo Investment Management Co., Ltd. (3)
Unit 11, Room 2402 1188 Tangshan Road Shanghai 200082 People’s Republic of China	4,177,335	6.6
Columbia Wanger Asset Management, L.P. (4)	3,945,300	6.2
227 West Monroe Street, Suite 3000 Chicago, IL 60606
Donald Bunnell	3,687,463	5.8
Lorenzo Lamadrid (5)	3,719,034	5.8
Harry Rubin (6)	689,034	1.1
Denis Slavich (7)	664,034	1.0
Xu, Ziwang (8)	333,606	*
Gao, Feng (2), (12)	6,233,792	9.8
Yang, Guang (12)	58,699	*
Robert Rigdon (9)	528,269	*
Kevin Kelly (10)	197,500	*
Charles Costenbader (11)	—	—
Executive Officers and Directors as a group (10 persons)	16,111,431	24.3

* Less than 1%

(1)	Based on 63,582,654 shares outstanding as of June 30, 2013.
(2)	Mr. Gao is the Chairman and President of Hongye and has sole voting and disposition control over these shares.
(3)	Mr. Zhao, Bing has sole voting and disposition control over these shares.
(4)	Based on information included in a Schedule 13G/A filed on February 14, 2013.
(5)	Includes 507,367 shares of common stock issuable upon the exercise of options which are currently exercisable or exercisable within 60 days.
(6)	Includes 582,367 shares of common stock issuable upon the exercise of options which are currently exercisable or exercisable within 60 days.
(7)	Includes 607,367 shares of common stock issuable upon the exercise of options which are currently exercisable or exercisable within 60 days.
(8)	Includes 296,939 shares of common stock issuable upon the exercise of options which are currently exercisable or exercisable within 60 days.
(9)	Includes 498,269 shares of common stock issuable upon the exercise of options which are currently exercisable or exercisable within 60 days.
(10)	Includes 195,000 shares of common stock issuable upon the exercise of options which are currently exercisable or exercisable within 60 days.

(11)	Mr. Costenbader was hired as our Chief Financial Officer effective September 3, 2013.
(12)	Includes 58,699 shares of common stock issuable upon the exercise of options which are currently exercisable or exercisable within 60 days.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Lorenzo Lamadrid, the Chairman of the Board, has a consulting agreement with us, and Donald P. Bunnell, one of our directors, has an employment letter with us and formerly had a services agreement which expired in July 2012 with SRS, a joint venture of which we own 50%, as disclosed under “Executive and Director Compensation—Director Compensation.”

The Audit Committee is required to approve all related party transactions regardless of the dollar amount. In assessing a related party transaction, the Audit Committee considers such factors as it deems appropriate including, without limitation, (i) the benefits to us of the transaction; (ii) the commercial reasonableness of the terms of the related party transaction; (iii) the materiality of the related party transaction to us; (iv) the extent of the related party’s interest in the related party transaction; and (v) the actual or apparent conflict of interest of the related party participating in the related party transaction.

Director Independence

The Board has determined that the following members are independent within the meaning of Rule 5605 of the NASDAQ Listing Rules: Lorenzo Lamadrid, Denis Slavich, Harry Rubin, Xu Ziwang, Gao Feng and Yang Guang.

Item 14.	Principal Accountant Fees and Services

In the years ended June 30, 2013 and June 30, 2012, UHY LLP and our prior audit firms, PricewaterhouseCoopers LLP, and KPMG LLP, provided services in the following categories and amounts:

	June 30, 2013		June 30, 2012
Audit Fees	$435,786		$435,000
Audit-Related Fees	109,116		10,000
Tax Fees	—		—
All Other Fees	—		—
Total	$544,902	(1)	$445,000	(2)

(1)	Includes $55,750 and $63,500 of audit fees and audit related fees, respectively, for services rendered by PricewaterhouseCoopers LLP, and $35,816 of audit related fees rendered by KMPG LLP for the year ended June 30, 2013.
(2)	Includes $10,000 of audit related fees for services rendered by KPMG LLP for the year ended June 30, 2012.

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

SYNTHESIS ENERGY SYSTEMS, INC.

Date: October 28, 2013	By:	/s/ Robert Rigdon
Robert Rigdon, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity In Which Signed	Date

/s/ Robert Rigdon	President and Chief Executive Officer and Director	October 28, 2013
Robert Rigdon	(Principal Executive Officer)

/s/ Kevin Kelly	Chief Accounting Officer, Controller and Secretary	October 28, 2013
Kevin Kelly	(Principal Accounting Officer)

/s/ Donald Bunnell	Chief Commercial Officer and Director	October 28, 2013
Donald Bunnell

/s/ Lorenzo Lamadrid	Director	October 28, 2013
Lorenzo Lamadrid

/s/ Denis Slavich	Director	October 28, 2013
Denis Slavich

/s/ Harry Rubin	Director	October 28, 2013
Harry Rubin

/s/ Xu, Ziwang	Director	October 28, 2013
Xu, Ziwang
	Director	October 28, 2013
/s/Gao, Feng
Gao, Feng
	Director	October 28, 2013
/s/ Yang, Guang
Yang, Guang

