Form 10-Q
period 2013-09-30
SYNTHESIS ENERGY SYSTEMS INC
filed 2013-11-13
CIK 1375063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
________________

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: ________  to: __________

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
Yes ☐ No ☑

As of November 8, 2013 there were 63,719,640 shares of the registrant’s common stock, par value $.01 per share, outstanding.

 TABLE OF CONTENTS
Page

PART 1. Financial Information

Item 1. Financial Statements	3

Consolidated Balance Sheets as of September 30, 2013 and June 30, 2013 (unaudited)	3

Consolidated Statements of Operations for the Three Months ended September 30, 2013 and 2012 and the period from November 4, 2003 (inception) to September 30, 2013 (unaudited)	4

Consolidated Statements of Comprehensive Loss for the Three Months ended September 30, 2013 and 2012 and the period from November 4, 2003 (inception) to September 30, 2013 (unaudited)	5

Consolidated Statements of Cash Flows for the Three Months ended September 30, 2013 and 2012 and the period from November 4, 2003 (inception) to September 30, 2013 (unaudited)	6

Consolidated Statements of Stockholders’ Equity for the period from June 30, 2013 to September 30, 2013 (unaudited)	7

Notes to the Consolidated Financial Statements (unaudited)	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3. Quantitative and Qualitative Disclosure about Market Risk	35

Item 4. Controls and Procedures	36

PART II. Other Information

Item 1. Legal Proceedings	36

Item 1A. Risk Factors	36

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3. Defaults Upon Senior Securities	37

Item 4. Mine Safety Disclosures	37

Item 5. Other Information	37

Item 6. Exhibits	39

  PART I

Item 1.  Financial Statements

SYNTHESIS ENERGY SYSTEMS, INC.
(A Development Stage Enterprise)

Consolidated Balance Sheets
(In thousands, except per share amount)
(Unaudited)

	September 30,	June 30,
	2013	2013
ASSETS
Current assets:
Cash and cash equivalents	$15,070	$15,870
Accounts receivable, net	2	2
Prepaid expenses and other currents assets	2,486	2,636

Total current assets	17,558	18,508

Property, plant and equipment, net	32,424	32,641
Intangible asset, net	1,043	1,060
Investment in joint ventures	34,856	33,311
Other long-term assets	2,845	2,844

Total assets	$88,726	$88,364

LIABILITIES AND EQUITY
Current liabilities:
Accrued expenses and accounts payable	$8,898	$7,632
Short-term bank loan	3,253	—
Current portion of long-term bank loan	1,187	2,428

Total current liabilities	13,338	10,060

Total liabilities	13,338	10,060

Commitment and contingencies

Common stock, $0.01 par value: 200,000 shares authorized: 63,720 and 63,583 shares issued and outstanding, respectively	637	636
Additional paid-in capital	225,482	224,337
Deficit accumulated during development stage	(155,903)	(151,741)
Accumulated other comprehensive income	6,077	5,958
Total stockholders’ equity	76,293	79,190
Noncontrolling interests in subsidiaries	(905)	(886)

Total equity	75,388	78,304

Total liabilities and equity	$88,726	$88,364

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.
(A Development Stage Enterprise)

Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)
			November 4, 2003
	Three Months Ended		(inception) to
	September 30,		September 30,
	2013	2012	2013

Revenue:
Product sales and other — related parties	$—	$—	$21,556
Technology licensing and related services	—	71	3,367
Other	—	—	607
Total revenue	—	71	25,530

Costs and Expenses:
Costs of sales and plant operating expenses	97	131	33,197
General and administrative expenses	2,423	3,080	102,643
Asset impairment losses	—	—	9,075
Stock-based compensation expense	1,046	164	25,237
Depreciation and amortization	565	577	14,974

Total costs and expenses	4,131	3,952	185,126

Operating loss	(4,131)	(3,881)	(159,596)

Non-operating (income) expense:
Equity in losses of joint ventures	1	517	3,657
Foreign currency (gains) losses, net	(12)	38	(2,446)
Interest income	(5)	(14)	(3,192)
Interest expense	69	96	3,651

Net loss	(4,184)	(4,518)	(161,266)

Less:net income attributable to noncontrolling interests	22	33	5,363

Net loss attributable to stockholders	$(4,162)	$(4,485)	$(155,903)

Net loss per share:
Basic and diluted	$(0.07)	$(0.09)	$(3.80)

Weighted average common shares outstanding:
Basic and diluted	63,671	52,334	41,068

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.
(A Development Stage Enterprise)

Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

			November 4,
			2003
			(inception)
	Three Months Ended		to
	September 30,		September 30
	2013	2012	2013
Net loss, as reported	$(4,184)	$(4,518)	$(161,266)
Translation adjustment	122	(119)	6,077
Comprehensive loss	(4,062)	(4,637)	(155,189)
Less comprehensive income attributable to noncontrolling interests	19	32	5,363
Comprehensive loss attributable to the Company	$(4,043)	$(4,605)	$(149,826)

See accompanying notes to the consolidated financial statements

  SYNTHESIS ENERGY SYSTEMS, INC.
(A Development Stage Enterprise)

Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

			November 4, 2003
	Three Months Ended		(inception) to
	September 30,		September 30,
	2013	2012	2013
Cash flows from operating activities:
Net loss	$(4,184)	$(4,518)	$(161,266)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,046	164	25,237
Depreciation of property, plant and equipment	509	522	13,412
Amortization of intangible and other assets	56	55	1,562
Equity in losses of joint ventures	1	517	3,657
Foreign currency (gains) losses	(12)	38	(2,446)
Loss on disposal of property, plant and equipment	—	1	167
Write-off of deferred financing costs	—	—	1,004
Asset impairment losses	—	—	9,075
Changes in operating assets and liabilities:
Accounts receivable	—	264	197
Prepaid expenses and other current assets	162	(492)	(1,698)
Inventory	—	(2)	(536)
Other long-term assets	(28)	11	(1,494)
Accrued expenses and payables	(326)	802	2,833
Net cash used in operating activities	(2,776)	(2,638)	(110,296)
Cash flows from investing activities:
Capital expenditures	(132)	(2)	(38,231)
Equity investment in joint ventures	(1)	(109)	(32,225)
Purchase of marketable securities	—	—	(45,000)
Redemption of marketable securities	—	—	45,000
GTI license royalty payments – Yima joint ventures	—	—	(1,500)
Other license royalty payments	—	—	(1,250)
Restricted cash – redemptions of certificates of deposit	—	—	(50)
Amendment to GTI license rights	—	—	(500)
Purchase of land use rights	—	—	(1,896)
Receipt of Chinese governmental grant	—	—	556
Project prepayments	—	—	(3,210)
Net cash used in investing activities	(133)	(111)	(78,306)
Cash flows from financing activities:
Payments on long-term bank loan	(1,252)	(1,214)	(13,002)
Proceeds from long-term bank loan	—	—	12,081
Proceeds from short-term bank loan	3,253	—	3,253
Proceeds from exercise of (repurchase of) stock options, net	—	—	929
Proceeds from issuance of common stock, net	100	8,658	194,946
Prepaid interest	—	—	(276)
Financing costs	—	—	(143)
Contributions from noncontrolling interest partners	—	—	4,456
Loans from shareholders	—	—	11
Net cash provided by financing activities	2,101	7,444	202,255
Net increase (decrease) in cash	(808)	4,695	13,653
Cash and cash equivalents, beginning of period	15,870	18,035	—
Effect of exchange rates on cash	8	(5)	1,417
Cash and cash equivalents, end of period	$15,070	$22,725	$15,070

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.
(A Development Stage Enterprise)
  Consolidated Statement of Equity
(In thousands)
(Unaudited)

				Deficit
				Accumulated	Accumulated
	Common Stock			During the	Other	Non-
		Common	Additional	Development	Comprehensive	controlling
	Shares	Stock	Paid-in Capital	Stage	Income	Interest	Total
Balance at June 30, 2013	63,583	$636	$224,337	$(151,741)	$5,958	$(886)	$78,304
Net loss	—	—	—	(4,162)	—	(22)	(4,184)
Currency translation adjustment	—	—	—	—	119	3	122
Comprehensive loss	—	—	—	—	—	—	(4,062)
Net proceeds from issuance of common stock	137	1	99	—	—	—	100
Stock-based compensation expense	—	—	1,046	—	—	—	1,046
Balance at September 30, 2013	63,720	$637	$225,482	$(155,903)	$6,077	$(905)	$75,388

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

(b) Basis of presentation and principles of consolidation

The consolidated financial statements for the periods presented are unaudited and reflect all adjustments, consisting of normal recurring items, which management considers necessary for a fair statement.  Operating results for the three month periods ended September 30, 2013 are not necessarily indicative of results to be expected for the fiscal year ending June 30, 2014.

The consolidated financial statements are in U.S. dollars.  Noncontrolling interests in consolidated subsidiaries in the consolidated balance sheets represents minority stockholders’ proportionate share of the equity in such subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto reported in the Company’s Annual Report on Form 10-K for the year ended June 30, 2013.  Significant accounting policies that are new or updated from those presented in the Company’s Annual Report on Form 10-K for the year ended June 30, 2013 are included below.  The consolidated financial statements have been prepared in accordance with the rules of the United States Securities and Exchange Commission (“SEC”) for interim financial statements and do not include all annual disclosures required by generally accepted accounting principles in the United States.

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

The following tables provide additional information on the ZZ Joint Venture’s assets and liabilities as of  September 30, 2013 and June 30, 2013 which are consolidated within the Company’s consolidated balance sheets (in thousands):

	September 30, 2013
	Consolidated	ZZ Joint Venture (1)	% (2)

Current assets	$17,558	$2,123	12%
Long-term assets	71,168	34,473	48%
Total assets	$88,726	$36,596	41%

Current liabilities	$13,338	$6,531	49%
Equity	75,388	30,065	40%
Total liabilities and equity	$88,726	$36,596	41%

	June 30, 2013
	Consolidated	ZZ Joint Venture (1)	% (2)

Current assets	$18,508	$523	3%
Long-term assets	69,856	34,742	50%
Total assets	$88,364	$35,265	40%

Current liabilities	$10,060	$4,529	45%
Equity	78,304	30,736	39%
Total liabilities and equity	$88,364	$35,265	40%

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

The Company has determined that SES Resource Solutions, Ltd. (“SRS”) which was formed in June 2011 is a VIE and that the Company is not the primary beneficiary since neither the Company nor Midas Resources AG control SRS since each have a 50% ownership interest in SRS and the control, risks and benefits of SRS are shared equally. SRS had no assets or liabilities as of September 30, 2013.

The Company has determined that the GC Joint Venture is a VIE and has determined that it is the primary beneficiary since the Company has a 51% ownership interest in the GC Joint Venture and since there are no qualitative factors that would preclude the Company from being deemed the primary beneficiary. There were no significant assets recorded within the GC Joint Venture as of September 30, 2013 or June 30, 2013. There were however, current liabilities of approximately $1.2 million as of September 30, 2013 and June 30, 2013 related to unpaid settlements of amounts due to various contractors from the initial construction work for the project.  The GC Joint Venture project is not currently being developed and the Company is continuing to work to liquidate and ultimately dissolve the GC Joint Venture.

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

The Company’s financial assets and liabilities are classified based on the lowest level of input that is significant for the fair value measurement. The following table summarizes the valuation of the Company’s financial assets by pricing levels, as of  September 30, 2013 and June 30, 2013 (in thousands):

	September 30, 2013
	Level 1	Level 2		Level 3	Total
Assets:
Certificates of Deposit	$—	$50	(1)	$—	$50
Money Market Funds	—	7,756	(2)	—	7,756

Liabilities:
Short-term bank loan	—	3,253	(3)	—	3,253
Long-term bank loan	—	1,187	(4)	—	1,187

	June 30, 2013
	Level 1	Level 2		Level 3	Total
Assets:
Certificates of Deposit	$—	$50	(1)	$—	$50
Money Market Funds	—	8,752	(2)	—	8,752

Liabilities:
Long-term bank loan	—	2,428	(4)	—	2,428

(1)  Amount included in current assets on the Company’s consolidated balance sheets.
(2)  Amount included in cash and cash equivalents on the Company’s consolidated balance sheets.
(3)  Amount included in current liabilities on the Company’s consolidated balance sheets.
(4)  Amount comprised of current portion of bank loan on the Company’s consolidated balance sheets.

The carrying values of the certificates of deposit, money market funds, short-term and long-term debt approximate fair value, which was estimated using quoted market prices for those or similar investments. The carrying value of the Company’s other financial instruments, including accounts receivable and accounts payable, approximate their fair values.

Note 2 – Joint Ventures

Zao Zhuang Joint Venture

Joint Venture Agreement

On July 6, 2006, the Company entered into a cooperative joint venture contract with Shandong Hai Hua Coal & Chemical Company Ltd., or Hai Hua, which established Synthesis Energy Systems (Zao Zhuang) New Gas Company Ltd., or the ZZ Joint Venture, a joint venture company that has the primary purposes of (i) developing, constructing and operating a syngas production plant utilizing the U-GAS ® technology in Zao Zhuang City, Shandong Province, China and (ii) producing and selling syngas and the various byproducts of the plant. In August 2012, Hai Hua’s name was changed to Shandong Weijiao Group Xuecheng Energy Company Ltd., or Xuecheng Energy, after a change in control transaction. We own 97.6% of the ZZ Joint Venture and Xuecheng Energy owns the remaining 2.4%. We consolidate the results of the ZZ Joint Venture in our consolidated financial statements.

On July 24, 2013, the ZZ Joint Venture entered into a cooperation agreement (the “ZZ Cooperation Agreement”) with Xuecheng Energy and its parent company, Shandong Xuejiao Chemical Co., Ltd. (collectively referred to as “Xuejiao”), which serves to supersede the existing syngas purchase and sale agreement among the parties dated October 22, 2006 and supplemented previously in 2008. The Agreement represents the basis for an integrated syngas to methanol operation and resolution of the nonpayment of the contractual capacity fees by Xuejiao.  The ZZ Cooperation Agreement became effective on October 31, 2013.  The Company will be consolidating the financial results from the ZZ Cooperation Agreement effective November 1, 2013.

 Under the terms of the ZZ Cooperation Agreement, Xuejiao will (i) provide the ZZ Joint Venture with use of their methanol plant for ten years at no cost to the ZZ Joint Venture, (ii) provide a bank loan guarantee of approximately $3.2 million for a majority of the financing necessary for the ZZ Joint Venture for the retrofit and related costs of the ZZ Joint Venture plant, (iii) waive certain advances previously made to the ZZ Joint Venture and (iv) supply discounted coke oven gas produced by its existing coke ovens to be used in combination with synthesis gas to produce refined methanol from the new ZZ Joint Venture integrated syngas methanol operation. The new integrated operation will be managed by the Company. Effective October 31, 2013, the Company terminated and waived its claims to past due capacity fees owed by Xuejiao under the prior syngas purchase and sale agreement.

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

In March 2012, Xuecheng Energy advanced approximately $1.0 million to the ZZ Joint Venture. In September 2012, Xuejiao advanced an additional approximately $0.8 million to the ZZ Joint Venture. Pursuant to the ZZ Cooperation Agreement, these advances are to be applied to settling the prior payments due under the syngas purchase and sale agreement, therefore the Company will recognize these advances as revenue during the three months ending December 31, 2013.

Until the ZZ Joint Venture generates sufficient cash flows to cover its operating costs and debt service, the Company will also need to make additional contributions to the ZZ Joint Venture in order for it to meet its obligations, including the outstanding balance under the loan with ICBC, and the ZZ Short-term Loan (defined below) due in September 2014 unless such loan can be refinanced.

Loan Agreement with ICBC

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

•    Interest is adjusted annually based upon the standard rate announced each year by the People’s Bank of China, and as of  September 30, 2013, the applicable annual interest rate was 6.55% and is payable monthly;

•    A principal payment of RMB 7.7 million (approximately $1.2 million based on current currency exchange rates) was paid in September 2013 and the final payment of the same amount is due in March 2014;

•    Xuecheng Energy is the guarantor of the entire loan;

•    Plant and equipment assets of the ZZ Joint Venture are pledged as collateral for the loan;

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

As of  September 30, 2013, the ZZ Joint Venture was in compliance with all covenants and obligations under the Fixed Asset Loan Contract.

Short-term Loan Agreement with Zaozhuang Bank Co., Ltd

On September 10, 2013, the ZZ Joint Venture entered into a short-term loan agreement with Zaozhuang Bank Co., Ltd., (the "ZZ Short-term Loan"), and received approximately $3.2 million of loan proceeds for the retrofit and related costs contemplated by the ZZ Cooperation Agreement. Key terms of the ZZ Short-term Loan are as follows:

•    Term of the loan is one year, due on  September 9, 2014;

•    Interest is payable monthly at an annual  rate of 10.8%;

•    Xuecheng Energy is the guarantor of the entire loan;

•    Certain assets of the ZZ Joint Venture, including land use rights and the administration building, are pledged as collateral for the loan; and

•    Subject to customary events of default which, should one or more of them occur and be continuing, would permit Zaozhuang Bank Co., Ltd. to declare all amounts owing under the agreement to be due and payable immediately.

Impairment Assessment

Due to the continued shut down of the ZZ Joint Venture plant and new economic and financial assumptions based on negotiations of the Cooperation Agreement with Xuejiao, the Company believed an impairment assessment of the ZZ Joint Venture plant was warranted as of March 31, 2013. The Company performed an analysis of the ZZ Joint Venture plant and determined that these assets were not impaired based upon management’s estimated cash flow projections for the plant. Such estimated cash flow projections included a case based on the completion of the ongoing negotiations between us and Xuecheng Energy to restructure the current business arrangement to create an integrated syngas to methanol operation. This restructuring would include a combination of technical improvements being made to Xuecheng Energy’s methanol unit allowing for increased syngas off-take and other repairs and improvements being made to the plant enabling more efficient joint production of methanol for a five-year period. After this period, this case assumes that an additional downstream facility to produce a higher value product such as glycol is developed with the additional capital investment made by a strategic partner and that we retain a minority interest in the combined project. An alternative case assumed the same five-year period of the same integrated syngas to methanol operation as the prior case but that the ZZ Joint Venture plant’s assets are sold after the five-year period. If the Company is not successful in restructuring the joint venture or otherwise improving the ZZ Joint Venture’s profitability, or if management’s estimated cash flow projections for these assets decrease, the ZZ Joint Venture plant could become impaired which could have a material effect on its consolidated financial statements. As no significant adverse changes to the Company’s assumptions or financial projections have occurred since the impairment assessment as of March 31, 2013, an updated impairment assessment was not necessary as of September 30, 2013.

Yima Joint Ventures

In August 2009, the Company entered into amended joint venture contracts with Yima Coal Industry (Group) Co., Ltd. (“Yima”), replacing the prior joint venture contracts entered into in October 2008 and April 2009. The joint ventures were formed for each of the gasification, methanol/methanol protein production, and utility island components of the plant (collectively, the “Yima Joint Ventures”). The parties obtained government approvals for the project’s feasibility study during the three months ended December 31, 2008 and for the project’s environmental impact assessment during the three months ended March 31, 2009, which were the two key approvals required to proceed with the project. The amended joint venture contracts provide that: (i) the Company and Yima contribute equity of 25% and 75%, respectively, to the Yima Joint Ventures; (ii) Yima will guarantee the repayment of loans from third party lenders for 50 % of the project’s cost and, if debt financing is not available, Yima is obligated to provide debt financing via shareholder loans to the project until the project is able to secure third-party debt financing; and (iii) Yima will supply coal to the project from a mine located in close proximity to the project at a preferential price subject to a definitive agreement to be subsequently negotiated. In connection with entering into the amended contracts, the Company and Yima contributed their remaining cash equity contributions of $29.3  million and $90.8  million, respectively, to the Yima Joint Ventures during the three months ended September 30, 2009. In exchange for their capital contributions, the Company owns a 25% interest in each joint venture and Yima owns a 75% interest.

The Yima Joint Venture plant’s commissioning is in its final stages and methanol production has been ramped up to as high as 80% of total design capacity and has been selling its methanol product to a local industrial company since December 2012. All three of the gasifiers have been operated at various ranges of throughput and pressure. The current focus is on completing the installations of char removal systems for the syngas production and commissioning of the downstream units that prepare the syngas for methanol production as well as the continued commissioning of the methanol production unit itself. There have been a variety of minor construction related shutdowns which are normally seen in the startup of these units, but they have generally not been related to the Company’s gasifier systems. The plant is designed to produce 300,000 tonnes per year of methanol from two operating gasifiers.

The estimate of the total required capital of the project was approximately $250  million. The remaining capital for the project has been funded with project debt obtained by the Yima Joint Ventures. Yima agreed to guarantee the project debt in order to secure debt financing from domestic Chinese banking sources. The Company has agreed to pledge to Yima its ownership interests in the joint ventures as security for the Company’s obligations under any project guarantee. In the event that the necessary additional debt financing is not obtained, Yima has agreed to provide a loan to the joint ventures to satisfy the remaining capital needs of the project with terms comparable to current market rates at the time of the loan.

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

The Company has included approximately $3.0 million of royalty costs due to GTI for the Yima Joint Ventures’ U-GAS® license as part of its investment in joint ventures on its consolidated balance sheet including a $1.5 million payment paid to GTI in June 2009 (when the amended joint venture contracts were signed) and an additional royalty payment of approximately $1.5 million payable to GTI which was accrued as of September 30, 2013.  The $1.5 million royalty due for the Yima Joint Ventures’ license is payable in three equal installments,  one of which was made in October 2013 with the others due in January 2014 and February 2014.

Until May 31, 2013, the Company accounted for its equity interest in the Yima Joint Ventures under the equity method of accounting. Under this method, the Company recorded its proportionate share of the Yima Joint Ventures’ net income or loss based on the Yima Joint Venture’s financial results. As of June 1, 2013, the Company changed to the cost method of accounting because the Company concluded that it is unable to exercise significant influence over the Yima Joint Ventures. The Company’s conclusion regarding its lack of significant influence is based on its interactions with the Yima Joint Ventures related to the start-up and operations and due to various other circumstances including limited participation in operating and financial policymaking processes and the Company’s limited ability to influence technological decisions.  There was no equity in losses of the Yima Joint Ventures recognized for financial reporting purposes for the three month period ended September 30, 2013 since the Company changed from the equity method to the cost method of accounting as of June 1, 2013.  The  Company’s equity in losses of the Yima Joint Ventures for the three-month period ended September 30, 2012 was $0.2 million.

SES Resource Solutions

SRS is a joint venture owned 50% by us and 50% by Midas Resources AG, or Midas, that was formed in June 2011 to provide additional avenues of commercialization for the Company’s U-GAS® technology. Key objectives of the joint venture are to identify and procure low cost, low rank coal resources for which the Company’s technology represents the best route to commercialization; to provide investment opportunities in both gasification facilities and coal resources; and to facilitate the establishment of gasification projects globally based on the Company’s technology. Terms of the SRS joint venture agreement include:

⋅      SRS has the exclusive right to promote our gasification technology for the purpose of securing low-cost coal resources in projects worldwide that have been approved by the board of directors of SRS;

⋅      Midas provides expertise to originate and execute the above projects;

⋅      the Company provides SRS with technology licenses and engineering development support for use in developing the joint integrated coal resource projects;

⋅      SRS being managed by a four person board of directors, two of which are appointed by the Company and two of which are appointed by Midas;

⋅      the Company agreeing to provide up to $2.0 million in funding to SRS, although it has the ability to discontinue funding at any point in time; and

⋅      revenue and profits are equally divided between the joint venture partners.

As of September 30, 2013, the Company had funded approximately $1.7 million to SRS. In December 2012, SRS suspended its activities due to the unavailability of financing for coal resources, therefore the Company’s contributions to SRS are expected to be minimal until its activities resume.

The Company’s investment in SRS is accounted for using the equity method. SRS has no assets or liabilities as amounts are funded by the Company as costs are incurred. The following table presents summarized unconsolidated income statement data for SRS (in thousands):

	Three Months Ended
	September 30,
	2013	2012
Income statement data:

Revenue	$—	$—
Operating loss	(2)	(541)
Net loss	(2)	(541)

Note 3 – GTI License Agreement

On November 5, 2009, the Company entered into an Amended and Restated License Agreement (the “GTI Agreement”) with GTI, replacing the Amended and Restated License Agreement between the Company and GTI dated August 31, 2006, as amended. Under the GTI Agreement, the Company maintains its exclusive worldwide right to license the U-GAS® technology for all types of coals and coal/biomass mixtures with coal content exceeding 60%, as well as the non-exclusive right to license the original U-GAS® technology for 100% biomass and coal/biomass blends exceeding 40% biomass.

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

Note 4 – Consulting Agreement with Crystal Vision Energy

Effective January 1, 2013, the Company entered into a consulting services agreement (the “CVE Agreement”) with Crystal Vision Energy Limited (“CVE”), pursuant to which CVE provided strategic, executive leadership and management services for the Company and its China business platform. The CVE Agreement replaced a prior services agreement that the Company had in place with CVE dated effective April 1, 2012. CVE received a monthly services fee of $ 150,000 plus expense reimbursement, $100,000 of which is payable in cash each month and the remaining $50,000 accrues monthly and is payable quarterly in common stock. CVE was also  entitled to nonforfeitable  incentive warrants upon signing.A warrant to purchase up to 1,200,000 shares of the Company’s common stock with an exercise price of $1.50 was granted in February 2013, becomes vested and fully exercisable on December 31, 2013 and has a term of five years.

In February 2013, the Company entered into a Unit Purchase Agreement with CVE under which the Company received proceeds of $400,000 and issued 449,438 shares of its common stock and warrants to acquire 449,438 shares of the Company’s common stock (the “CVE Unit Purchase Warrants”). The CVE Unit Purchase Warrants have an exercise price of $1.11 per share and have a term of 5 years.

As of September 30, 2013, the Company had issued 279,480 shares of common stock to CVE as part of their monthly compensation payable in common stock under the CVE Agreement. These shares were valued based upon the volume-weighted-average share price for the month preceding the month in which services are performed.

On July 29, 2013, the Company entered into an amendment (the “CVE Amendment”) to the CVE Agreement between CVE and the Company effective January 1, 2013.  Pursuant to the CVE Amendment, CVE made a $100,000 investment in the Company’s common stock on August 1, 2013 and received 136,986 shares and warrants to purchase 136,986 shares of the Company common stock. The shares of the Company’s common stock were issued at a price of $0.73 which was equal to 80% of the volume weighted average price of the Company’s common stock on the NASDAQ Stock Market over the three months prior to August 1, 2013. The associated warrants have an exercise price which is equal to $0.91, the volume weighted average price of the Company’s common stock on the NASDAQ over the three months prior to August 1, 2013.  The CVE Agreement was terminated effective as of August 31, 2013.

Note 5 – Stock-Based Compensation

As of  September 30, 2013, the Company had outstanding stock option and restricted stock awards granted under the Company’s Amended and Restated 2005 Incentive Plan, as amended (the “Incentive Plan”), under which the Company’s stockholders have authorized a total of  9,800,000 shares of common stock for  awards under the Incentive Plan. As of September 30, 2013, there were 550,902 shares authorized for future issuance pursuant to the Incentive Plan. Under the Incentive Plan, the Company may grant incentive and non-qualified stock options, stock appreciation rights, restricted stock units and other stock-based awards to officers, directors, employees and non-employees. Stock option awards generally vest ratably over a one to four year period and expire ten years after the date of grant.

Stock option activity during the three months ended September 30, 2013 was as follows:

Shares of Common
Stock Underlying
Stock Options
Outstanding at June 30, 2013	7,404,692
Granted	372,414
Exercised	—
Forfeited	—
Outstanding at September 30, 2013	7,777,106
Exercisable at September 30, 2013	6,524,328

The fair values for the stock options granted during the three months ended September 30, 2013 were estimated at the date of grant using a Black-Scholes-Morton option-pricing model with the following weighted-average assumptions:

Risk-free rate of return	1.81%
Expected life of award	5.4 years
Expected dividend yield	0.00%
Expected volatility of stock	106%
Weighted-average grant date fair value	$0.59

Stock warrants activity during the three months ended September 30, 2013 were as follows:

Shares of Common
Stock Underlying
Stock Warrants
Outstanding at June 30, 2013	1,649,438
Warrants Granted	136,986
Exercised	—
Forfeited	—
Outstanding at September 30, 2013	1,786,424

The fair values of the warrants issued on August 1, 2013 to CVE were estimated using a Black-Scholes-Morton option-pricing model and the fair values was estimated to be approximately $0.1 million, using an estimated forfeiture rate and the following weighted-average assumptions:

Risk-free rate of return	1.38%
Expected life of award	5 years
Expected dividend yield	0.00%
Expected volatility of stock	107%
Weighted-average grant date fair value	$0.64

The Company recognized all the previously unrecognized stock-based compensation expense related to warrants issued to CVE as of September 30, 2013 based on the termination of CVE Agreement on August 31, 2013. The following table presents stock based compensation expense attributable to stock option awards issued under the Incentive Plan and attributable to warrants and stock issued or sold to CVE (in thousands):

	Three Months Ended
	September 30,
	2013	2012
Incentive Plan	$333	$164
CVE warrants and stock	713	—
Total stock-based compensation expense	$1,046	$164

On November 1, 2013, the Company issued warrants to Market Development Consulting Group, Inc. for the right to acquire up to 750,000 shares of the Company’s common stock. The warrants have an exercise price of $0.70 per share and have a term of 10 years.

Note 6 – Net Loss Per Share

Historical net loss per share of common stock is computed using the weighted average number of shares of common stock outstanding. Basic loss per share excludes dilution and is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Stock options,  warrants and unvested restricted stock are the only potential dilutive share equivalents the Company has outstanding for the periods presented. For the three months ended September 30, 2013 and 2012 and the period from November 4, 2003 (inception) to September 30, 2013, options and warrants to purchase common stock were excluded from the computation of diluted earnings per share as their effect would have been antidilutive as the Company incurred net losses during those periods.

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

As disclosed in Note 2, under the terms of the ZZ Cooperation Agreement effective October 31, 2013, Xuejiao will (i) provide the ZZ Joint Venture with use of their methanol plant for ten years to the ZZ Joint Venture, (ii) provide a bank loan guarantee of approximately $ 3.2 million for a majority of the financing necessary for the ZZ Joint Venture for the retrofit and related costs, (iii) waive certain advances previously made to the ZZ Joint Venture and (iv) supply discounted coke oven gas produced by its existing coke ovens at a fixed price per unit to be used in combination with synthesis gas to produce refined methanol from the new ZZ Joint Venture integrated syngas methanol operation. The new integrated operation will be managed by the Company. Effective October 31, 2013, the Company terminated and waived its claims to past due capacity fees owed by Xuejiao under the prior syngas purchase and sale agreement. There can be no assurances that the methanol production operations contemplated by the ZZ Cooperation Agreement will be profitable. Profitability will be dependent on, among other things, our management of the operations of the plant, methanol pricing, and maintaining necessary government approvals.

The Yima Joint Venture plant’s commissioning is in its final stages and methanol production has been ramped up to as high as 80% of total design capacity and has been selling its methanol product to a local industrial company since December 2012. All three of the gasifiers have been operated at various ranges of throughput and pressure. The current focus is on completing the installations of char removal systems for the syngas production and commissioning of the downstream units that prepare the syngas for methanol production as well as the continued commissioning of the methanol production unit itself. The plant is designed to produce 300,000 tonnes per year of methanol from two operating gasifiers. Any delays in the commissioning could cause delays in full methanol production. The Company has limited influence on the operating and financial policymaking of the Yima Joint Ventures. There can be no assurances that the Yima Joint Ventures’ operations will be profitable or that dividends will be paid to the Company. There have been a variety of minor construction related shutdowns which are normally seen in the startup of these units, but they have generally not been related to our gasifier systems.

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

The Company currently plans to use its available cash for (i) general and administrative expenses; (ii) repairs, capital expenditures and other costs totaling approximately $2.5 million related to the restart of the ZZ Joint Venture plant for the ZZ Cooperation Agreement operations; (iii) debt service for the ZZ Joint Venture, including $1.2 million of principal due to ICBC in March 2014, and $3.2 million of principal due in September 2014 under the ZZ Short-term Loan unless it can be refinanced; (iv) the $1.5 million royalty due for the Yima Joint Ventures’ license which is payable in three equal installments, one of which was made in October 2013 with the others due in January 2014 and February 2014; and (v) working capital and other general corporate purposes. The Company may also need to make additional contributions to the ZZ Joint Venture in order for it to meet its obligations until the ZZ Joint Venture generates sufficient cash flows to cover its operating costs and debt service. The actual allocation and timing of these expenditures will be dependent on various factors, including changes in the Company’s strategic relationships, commodity prices and industry conditions, and other factors that the Company cannot currently predict. In particular, any future decrease in economic activity in China or in other regions of the world in which the Company may in the future do business could significantly and adversely affect its results of operations and financial condition. Operating cash flows from joint venture operating projects can be positively or negatively impacted by changes in coal and methanol prices. These are commodities where market pricing can be cyclical in nature.

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

On August 2, 2013, the Company received a letter from NASDAQ informing it that the closing bid price of its common stock has been below $1.00 per share for a period of 30 consecutive trading days, which is outside the requirements of NASDAQ for continued listing. Under NASDAQ Listing Rule 5810(c)(3)(A), the Company has a grace period of 180 calendar days, or until January 29, 2014, in which to regain compliance with the minimum bid price rule. To regain compliance, the closing bid price of the Company’s common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during this grace period. If the Company does not regain compliance before January 29, 2014, it may be eligible for an additional grace period if we meet the initial listing standards, with the exception of bid price, for The NASDAQ Capital Market, and the Company successfully applies for a transfer of its securities to that market. Such a transfer would provide the Company with an additional 180 calendar day period to regain compliance with the minimum bid requirement.

The Company is subject to concentration of credit risk with respect to our cash and cash equivalents, which it attempts to minimize by maintaining our cash and cash equivalents with major high credit quality financial institutions. At times, the Company's cash balances in a particular financial institution may exceed limits that are insured by the U.S. Federal Deposit Insurance Corporation or equivalent agencies in foreign countries such as Hong Kong.

Note 8 – Segment Information

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

The following table presents statements of operations data and assets by segment (in thousands):

	Three Months Ended
	September 30,
	2013	2012
Revenue:
SES China	$—	$5
Technology licensing and related services	—	66
Total revenue	$—	$71

Depreciation and amortization:
SES China	$515	$518
Technology licensing and related services	47	47
Corporate & other	3	12
Total depreciation and amortization	$565	$577

Operating loss:
SES China	$(2,664)	$(2,435)
Technology licensing and related services	(90)	(533)
Corporate & other	(1,377)	(913)
Total operating loss	$(4,131)	$(3,881)

Interest expense:
SES China	$69	$96
Technology licensing and related services	—	—
Corporate & other	—	—
Total interest expense	$69	$96

Equity in losses of joint ventures:
SES China	$—	$247
Technology licensing and related services	—	—
Corporate & other	1	270
Total equity in losses of joint ventures	$1	$517

	September 30,	June 30,
	2013	2013
Assets:
SES China	$76,671	$76,316
Technology licensing and related services	1,014	1,030
Corporate & other	11,041	11,018
Total assets	$88,726	$88,364

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this quarterly report.   Some of the information contained in this discussion and analysis or set forth elsewhere in this quarterly report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties.  You should review the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended June 30, 2013 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

We intend to commercialize our technology through supplying our gasification systems consisting of technology, equipment and services to projects globally and to accomplish this largely via value accretive partnerships and collaborations with other companies which operate in the energy and chemical market segments where we believe our technology is highly advantaged.  This is a low capital intensity business approach which we believe can generate attractive margins for us through providing our technology differentiated equipment and services in multiple market segments globally with a potential to build meaningful sales opportunities over time.  However, to date our principal operating activities have focused in China where we have invested and built two commercial projects.  We made these investments to fully demonstrate our technology and our capabilities to build and operate, but with this step of commercializing our technology successfully completed, we no longer intend to make such extensive capital investments in the foreseeable future. Our ZZ Joint Venture project is our first commercial scale coal gasification plant and is located in Shandong Province, China. It achieved commercial operation in December 2008.  The ZZ Joint Venture is designed to produce clean syngas for sale to an immediately adjacent industrial company who manufactures methanol from the syngas.  Under the new commercial structure completed effective October 31, 2013, we assumed control of the methanol facilities and the ZZ Joint Venture plant will operate as an integrated plant which converts coal  to syngas and then converts syngas and coke oven gas into methanol, as described in more detail under “Current Operations and Projects – Zao Zhuang Joint Venture.”  The Yima Joint Venture project in Henan Province, China generated its first methanol production in December 2012, and is currently in its start-up phase as described in more detail under “Current Operations and Projects – Yima Joint Ventures.” It is designed to produce 300,000 tons per year of chemical grade methanol and has achieved as high as 80% of its design raw methanol production capacity during start-up.

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

•      Operation of existing plants.  The Yima Joint Venture plant generated its first methanol production in December 2012, and is currently in its start-up phase. It is designed to produce 300,000 tons per year of chemical grade methanol and has been ramping up plant production up since it was initially started.  It has achieved as high as 80% of its design raw methanol, production capacity.  The current focus is on completing the installations of char removal systems for the syngas production and commissioning of the downstream units that prepare the syngas for methanol production as well as the continued commissioning of the methanol production unit itself. There have been a variety of minor construction related shutdowns which are normally seen in the startup of these units, but they have generally not been related to our gasifier systems . This plant will provide a commercial demonstration of our technology on a much larger scale than the ZZ Joint Venture plant. The ZZ Joint Venture plant is designed to produce clean syngas for sale to an immediately adjacent industrial company who manufactures methanol from coke oven gas and syngas. We successfully operated the ZZ Joint Venture plant for over three years through September 2011, and since then have held it idle while an expanded commercial structure was negotiated with Hai Hua, the former syngas off-taker. During this operating period, the plant demonstrated robust technology performance, high efficiency and leading capability to process a wide range of coals, coal washery wastes and lignite coals from Inner Mongolia China and Australia.  Xuejiao acquired the plant in 2012 and the new commercial structure and definitive agreements were completed July 2013.  Under this revised commercial structure, we are assumed control of the methanol facilities as of October 31, 2013 and the ZZ Joint Venture plant will operate as an integrated plant which converts coal to syngas, then converts syngas and coke oven gas into methanol. The plant is now undergoing maintenance repairs along with some minor modifications which enable it to operate as an integrated syngas to methanol production operation.  It is expected that this work will be completed and the plant returned to service in December 2013.

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

•    Continue to develop and improve our technology. We are continually seeking to improve the overall plant availability, plant efficiency and fuel handling capabilities of our gasification technology. We are continuing to work with our prospective customers to determine the suitability of their low rank coals for our technology through proprietary coal characterization testing and bench scale gasification tests. Additionally, we are growing our technology base through (i) continued development of know-how with our engineering and technical staff, (ii) growing and protecting our trade secrets as a result of patenting improvements tested at our ZZ and Yima Joint Venture plants, (iii) developing improvements resulting from integration of our technology with downstream processes, and (iv) developing improvements resulting from scaling up the design of our technology in pressure and capacity. Examples of our technology development include our Fines Management System and Ash Management System which increase overall efficiency. We have several patent applications pending relating to these improvements to the technology in addition to a number of other improvements to increase the availability of the gasifier or to lower the cost of the gasifier and its operation.

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

Results of Operations

We are in our development stage and therefore have had limited operations.  We have sustained cumulative net losses of approximately $161.3 million from November 4, 2003, the date of our inception, to September 30, 2013.

Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

Revenue.  There was no revenue for the three months ended September 30, 2013 compared to $71,000 for the three months ended September 30, 2012, all of which related to technology licensing and related services.

 In March 2012, Xuecheng Energy advanced approximately $1.0 million to the ZZ Joint Venture. In September 2012, Xuejiao advanced an additional approximately $0.8 million to the ZZ Joint Venture. Under the cooperation agreement agreed to in July 2013 and effective as of October 31, 2013, or the ZZ Cooperation Agreement, these advances are to be applied to settling the prior payments due under the syngas purchase and sale agreement.  We are preparing to re-start ZZ Joint Venture plant in December 2013 for the production of syngas to be used to produce methanol, therefore these $1.8 million of advances will be recognized as revenue in the three months ending December 31, 2013. Additionally, we expect to begin to recognize revenue during the three months ending December 31, 2013 from sales of methanol produced under the ZZ Cooperation Agreement using Xuecheng Energy’s coke oven gas supply until the ZZ Joint Venture plant is restarted.

There were no technology licensing and related services revenues for the three months ended September 30, 2013, compared to $71,000 of technology licensing and related services revenues for the three months ended September 30, 2012 which resulted from engineering feasibility studies and coal testing services for customers who may license and build plants using our technology.

Costs of sales and plant operating expenses. Costs of sales and plant operating expenses decreased by $34,000 to $97,000 for the three months ended September 30, 2013 compared to $131,000 for the three months ended September 30, 2012 which related primarily to operating and maintenance expenses during the suspension of syngas production at the ZZ Joint Venture plant since late September 2011, and the costs related to engineering and coal testing costs during the three months ended September 30, 2012.

General and administrative expenses. General and administrative expenses decreased by $0.7 million to $2.4 million for the three months ended September 30, 2013 compared to $3.1 million for the three months ended September 30, 2012. The decrease was due primarily to  a reduction in royalty expense due under our licensing agreement with GTI, due in part, to royalty payments paid to GTI which are capitalized as part our investment in the Yima Joint Ventures, and $0.2 million of non-recurring fees charged for the three months ended September 30, 2012 associated with collecting an advance of approximately $0.8 million from Xuecheng Energy.  Recurring general and administrative expenses consist primarily of compensation, professional and consulting fees, travel, and other costs of our corporate, development and administrative functions in Houston and Shanghai, and project and technical development expenses.

Stock-based compensation expense. Stock-based compensation expense increased by $0.9 million to $1.1 million for the three months ended September 30, 2013 compared to $0.2 million for the three months ended September 30, 2012. The increase was due primarily to the expensing of the fair values of shares and warrants issued in connection with our consulting agreement with Crystal Vision Energy Limited, or CVE expensing the excess of the fair value over the consideration paid for shares of common stock and warrants issued to CVE under a unit purchase agreement in August 2013, and expensing the estimated fair values of stock options awarded to employees and directors during the period.

Depreciation and amortization. Depreciation and amortization expense was $0.6 million for both of the three months ended September 30, 2013 and 2012 and was primarily related to depreciation of our ZZ Joint Venture plant’s assets.

Equity in losses of joint ventures. The equity in losses of joint ventures decreased by $0.5 million to $1,000 for the three months ended September 30, 2013 compared with $0.5 million for the three months ended September 30, 2012 and relates to our 25% share of the start-up losses incurred by the Yima Joint Ventures and our 50% share of the start-up losses incurred by SES Resource Solutions, Ltd., or SRS.  The losses of the Yima Joint Ventures related to non-capitalizable costs incurred during the design, construction, commissioning and start-up phases. The losses of SRS related to development costs including the value of Midas’ contributed services, consulting and travel expenses.  The decrease in equity in losses of joint ventures was due primarily to the suspension of the SRS joint ventures activities in December 2012, and due to our change from the equity method to the cost method of accounting for Yima Joint Ventures as of June 1, 2013.

Foreign currency (gain) loss.  Foreign currency gain was $12,000 for the three months ended September 30, 2013 and foreign currency loss was $38,000 for the three months ended September 30, 2012.  These amounts resulted from the appreciation and depreciation, as applicable, of the Renminbi Yuan relative to the U.S. dollar.

Interest expense. Interest expense decreased by $27,000 to $69,000 for the three months ended September 30, 2013 compared to $96,000 for the three months ended September 30, 2012.  Our interest expense relates to the ZZ Joint Venture’s loans with Industrial and Commercial Bank of China, or ICBC, and its short-term loan with Zaozhuang Bank Co. Ltd., or the ZZ Short-term Loan, as of September 2013. The decrease in interest expense is a result of a lower average outstanding principal balances on ZZ Joint Venture’s loans due to scheduled repayments of principal on the ICBC loan.

Liquidity and Capital Resources

We are in our development stage and have financed our operations to date through private placements of our common stock and two public offerings, one in November 2007 and one in June 2008. We have used the proceeds of these offerings primarily for the development of our technology including the investments in the ZZ Joint Venture and the Yima Joint Ventures, and to pay other business development and general and administrative expenses. In addition, (as described below) the ZZ Joint Venture has a loan agreement with ICBC which funded certain of its plant’s construction costs, and the ZZ Short-term Loan funded in September 2013 to finance costs related to the ZZ Cooperation Agreement.

As of September 30, 2013, we had $15.1 million in cash and cash equivalents and $4.2 million of working capital available to us.  During the three months ended September 30, 2013, we used $2.8 million in operating activities compared to $2.6 million for the three months ended September 30, 2012.  We used $0.1 million in investing activities for the three months ended September 30, 2013 for capital expenditures related to the ZZ Cooperation Agreement and we used $0.1 million in investing activities for the three months ended September 30, 2012 to funding the start-up and development of SRS.  For both the three months ended September 30, 2013 and 2012, we used $1.2 million in financing activities for the scheduled semi-annual principal payments on the ZZ Joint Venture’s loan with ICBC.  On September 10, 2013, the ZZ Joint Venture received proceeds of approximately $3.3 million under a short-term bank loan with ZaoZhuang Bank which is due and payable on September 9, 2014.  On August 1, 2013, we received proceeds of $100,000 and issued 136,986 shares of our common stock and issued warrants to acquire 136,986 shares of our common stock under a Unit Purchase Agreement with CVE.  In September 2012, we received $8.7 million of gross proceeds from sales of our common stock to Hongye and Zhongmo.

In August 2013, we entered into and closed a Unit Purchase Agreement with CVE under which we received proceeds of $100,000 and issued 136,986 shares of our common stock and issued warrants to acquire 136,986 shares of our common stock.

We currently plan to use our available cash for (i) general and administrative expenses; (ii) repairs, capital expenditures and other costs totaling approximately $2.5 million related to the restart of the ZZ Joint Venture plant for the ZZ Cooperation Agreement operations; (iii) debt service for the ZZ Joint Venture, including $1.2 million of principal due to ICBC in March 2014, and $3.2 million of principal due in September 2014 under the ZZ Short-term Loan unless it can be refinanced; (iv) the $1.5 million royalty due for the Yima Joint Ventures’ license which is payable in three equal installments, one of which was made in October 2013 with the others due in January 2014 and February 2014; and (v) working capital and other general corporate purposes. We may need to make additional contributions to the ZZ Joint Venture in order for it to meet its obligations until the ZZ Joint Venture generates sufficient cash flows to cover its operating costs and debt service.

Loan Agreement with ICBC

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

•    Interest is adjusted annually based upon the standard rate announced each year by the People’s Bank of China, and as of  September 30, 2013, the applicable annual interest rate was 6.55% and is payable monthly;

•    A principal payment of RMB 7.7 million (approximately $1.2 million based on current currency exchange rates) was paid in September 2013 and the final payment of the same amount is due in March 2014;

•    Xuecheng Energy is the guarantor of the entire loan;

•    Plant and equipment assets of the ZZ Joint Venture are pledged as collateral for the loan;

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

As of September 30, 2013, the ZZ Joint Venture was in compliance with all covenants and obligations under the Fixed Asset Loan Contract.

Short-term Loan Agreement with Zaozhuang Bank Co., Ltd

On September 10, 2013, the ZZ Joint Venture entered into a short-term loan agreement with Zaozhuang Bank Co., Ltd., and received approximately $3.2 million of loan proceeds for the retrofit and related costs contemplated by the ZZ Cooperation Agreement. Key terms of the ZZ Short-term Loan are as follows:

•    Term of the loan is one year, due on September 9, 2014;

•    Interest is payable monthly at an annual rate of 10.8%;

•    Certain assets of the ZZ Joint Venture, including land use rights and the administration building, are pledged as collateral for the loan; and

•    Subject to customary events of default which, should one or more of them occur and be continuing, would permit Zaozhuang Bank Co., Ltd. to declare all amounts owing under the agreement to be due and payable immediately.

Current Operations and Projects

Zao Zhuang Joint Venture

Joint Venture Agreement

On July 6, 2006, we entered into a cooperative joint venture contract with Shandong Hai Hua Coal & Chemical Company Ltd., or Hai Hua, which established Synthesis Energy Systems (Zao Zhuang) New Gas Company Ltd., or the ZZ Joint Venture, a joint venture company that has the primary purposes of (i) developing, constructing and operating a syngas production plant utilizing the U-GAS ® technology in Zao Zhuang City, Shandong Province, China and (ii) producing and selling syngas and the various byproducts of the plant. In August 2012, Hai Hua’s name was changed to Shandong Weijiao Group Xuecheng Energy Company Ltd., or Xuecheng Energy, after a change in control transaction. We own 97.6% of the ZZ Joint Venture and Xuecheng Energy owns the remaining 2.4%. We consolidate the results of the ZZ Joint Venture in our consolidated financial statements.

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

Under the terms of the ZZ Cooperation Agreement, Xuejiao will (i) provide the ZZ Joint Venture with use of their methanol plant for ten years at no cost to the ZZ Joint Venture, (ii) has provided a bank loan guarantee of approximately $3.2 million for a majority of the financing necessary for the ZZ Joint Venture for the retrofit and related costs of the ZZ Joint Venture plant, (iii) waive certain advances previously made to the ZZ Joint Venture and (iv) supply discounted coke oven gas, or COG, produced by its existing coke ovens to be used in combination with synthesis gas to produce refined methanol from the new ZZ Joint Venture integrated syngas to methanol operation. The new integrated operation will be managed by us. Effective October 31, 2013, we terminated and waived our claims to past due capacity fees owed by Xuejiao under the prior syngas purchase and sale agreement.

On October 31, 2013, the ZZ Cooperation Agreement took full effect as all of the required conditions precedent were completed including: (i) all necessary consents and approvals being obtained by each of the parties, (ii) completion of final due diligence on the methanol plant, as well as the scheduled overhaul of the facility (as described in more detail in the Agreement) and the handover to the ZZ Joint Venture, and (iii) execution of the Xuejiao financing guarantee and the financial closing of the ZZ Joint Venture bank financing for the retrofit, which occurred on September 10, 2013.  We will be consolidating the financial results from the ZZ Cooperation Agreement effective November 1, 2013.

Additionally, we are also evaluating alternative products and partnership structures for a possible expansion of the ZZ Joint Venture plant for its longer term use. In 2010, the ZZ Joint Venture received the necessary government approval for an expansion and this project is under evaluation by us. We are also evaluating certain new downstream technologies to produce high value products.

In March 2012, Xuecheng Energy advanced approximately $1.0 million to the ZZ Joint Venture. In September 2012, Xuejiao advanced an additional approximately $0.8 million to the ZZ Joint Venture. These advances are to be applied to settling the prior payments due under the syngas purchase and sale agreement, therefore we will recognize these advances as revenue during the three months ending December 31, 2013.

Until the ZZ Joint Venture generates sufficient cash flows to cover its operating costs and debt service, we will also need to make additional contributions to the ZZ Joint Venture in order for it to meet its obligations, including the outstanding balance under the loan with ICBC, and the ZZ Short-term Loan due in September 2014 unless such loan can be refinanced.

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

The Yima Joint Venture plant’s commissioning is in its final stages and methanol production has been ramped up to as high as 80% of total design capacity and has been selling its methanol product to a local industrial company since December 2012.  All three of the gasifiers have been operated at various ranges of throughput and pressure. The current focus is on completing the installations of char removal systems for the syngas production and commissioning of the downstream units that prepare the syngas for methanol production as well as the continued commissioning of the methanol production unit itself. There have been a variety of minor construction related shutdowns which are normally seen in the startup of these units, but they have generally not been related to our gasifier systems. The plant is designed to produce 300,000 tonnes per year of methanol from two operating gasifiers.

The estimate of the total required capital of the project was approximately $250 million. The remaining capital for the project has been funded with project debt obtained by the Yima Joint Ventures. Yima agreed to guarantee the project debt in order to secure debt financing from domestic Chinese banking sources. We have agreed to pledge to Yima our ownership interests in the joint ventures as security for our obligations under any project guarantee. In the event that the necessary additional debt financing is not obtained, Yima has agreed to provide a loan to the joint ventures to satisfy the remaining capital needs of the project with terms comparable to current market rates at the time of the loan.

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

As of June 1, 2013, we concluded that we are unable to exercise significant influence over the Yima Joint Ventures, resulting in certain accounting changes described in “Note 2 – Joint Ventures - Yima Joint Ventures.” Our conclusion regarding our lack of significant influence is based on our interactions with the Yima Joint Ventures related to the start-up and operations and due to various other circumstances including limited participation in operating and financial policymaking processes and our limited ability to influence technological decisions.

We have included approximately $3.0 million of royalty costs due to GTI for the Yima Joint Ventures’ U-GAS® license as part of our investment in the Yima project including a payment paid to GTI in June 2009 (when the amended joint venture contracts were signed) and the remaining additional royalty payment of approximately $1.5 million payable to GTI which was accrued as of September 30, 2013. The $1.5 million royalty due for the Yima Joint Ventures’ license is expected to be paid in three equal installments, one of which was made in October 2013 with the others due in January 2014 and February 2014.

GTI Agreement

On November 5, 2009, we entered into an Amended and Restated License Agreement, or the GTI Agreement, with GTI, replacing the Amended and Restated License Agreement between us and GTI dated August 31, 2006, as amended. Under the GTI Agreement, we maintain our exclusive worldwide right to license the U-GAS® technology for all types of coals and coal/biomass mixtures with coal content exceeding 60%, as well as the non-exclusive right to license the U-GAS® technology for 100% biomass and coal/biomass blends exceeding 40% biomass.

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

We and GE Packaged Power, Inc., a subsidiary of GE, have agreed to jointly evaluate and market a small scale power generation unit combining our gasification technology with GE’s aeroderivative gas turbines. This application marketing agreement will focus on regions of the world where conversion of non-conventional feedstock sources such as lignite and coal wastes into synthesis gas fuel via our technology may be advantaged over conventional gas turbine fuel sources such as natural gas and fuel oil.  Together with GE, we have completed a preliminary evaluation of this application of our combined technologies. Under the terms of this agreement, the two businesses on a non-exclusive basis will complete the market evaluation and seek initial customers for this small scale power product. We also recently announced plans to seek deployment of our technology as a gas turbine fuel generation package into a standardized plant design in the 50 to 100 MW range. We believe the power segment offers opportunity over time to provide meaningful sales opportunities for our gasification technology and equipment systems. We intend to focus on the continued development of this business vertical.

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

We are also actively pursuing new project partners to invest in our ongoing development efforts. The Yima Joint Venture plant’s commissioning is in its final stages and methanol production has been ramped up to as high as 80% of total design capacity and has been selling its methanol product to a local industrial company since December 2012.  All three of the gasifiers have been operated at various ranges of throughput and pressure. The current focus is on completing the installations of char removal systems for the syngas production and commissioning of the downstream units that prepare the syngas for methanol production as well as the continued commissioning of the methanol production unit itself. The plant is designed to produce 300,000 tonnes per year of methanol from two operating gasifiers. There have been a variety of minor construction related shutdowns which are normally seen in the startup of these units, but they have generally not been related to our gasifier systems. The Yima Joint Venture plant is being closely watched by our potential customers and partners in China and globally, and we expect the Yima project to be a major catalyst for securing much of the new business we have been developing. We are a 25% partner in the Yima Joint Venture and will report dividend income only when future dividends are paid.

We believe that the ZZ Joint Venture plant has achieved significant success demonstrating our technology as well as our technical and operating capabilities. We are of the view that by improving financial performance and reducing operating costs at the ZZ Joint Venture plant our overall financial performance can be improved. Since initial start-up, Xuejiao (originally owned by Hai Hua) has been unable to off take the full volume amount of syngas as required by the initial syngas sales agreement for which the ZZ Joint Venture plant’s original design was based and as a result the plant incurred operating losses. On July 24, 2013, the ZZ Joint Venture entered into the ZZ Cooperation Agreement with Xuejiao, which serves to supersede the existing syngas purchase and sale agreement among the parties dated October 22, 2006 and supplemented previously in 2008. The ZZ Cooperation Agreement represents the basis for an integrated syngas to methanol operation and resolution of the nonpayment of the contractual capacity fees by Xuejiao. Under the terms of the Agreement, Xuejiao will (i) provide the ZZ Joint Venture with use of their methanol plant for ten years at no cost to the ZZ Joint Venture, (ii) has provided a bank loan guarantee of approximately $3.2 million for a majority of the financing necessary for the ZZ Joint Venture for the retrofit and related costs of the ZZ Joint Venture plant, (iii) waive certain advances previously made to the ZZ Joint Venture and (iv) supply discounted coke oven gas produced by its existing coke ovens to be used in combination with synthesis gas to produce refined methanol from the new ZZ Joint Venture integrated syngas to methanol operation. The new integrated operation is being managed by us effective October 31, 2013.

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

We currently plan to use our available cash for (i) general and administrative expenses; (ii) repairs, capital expenditures and other costs totaling approximately $2.5 million related to the restart of the ZZ Joint Venture plant for the ZZ Cooperation Agreement operations; (iii) debt service for the ZZ Joint Venture, including $1.2 million of principal due to ICBC in March 2014, and $3.2 million of principal due in September 2014 under the ZZ Short-term Loan unless it can be refinanced; (iv) the $1.5 million royalty due for the Yima Joint Ventures’ license which is payable in three equal installments, one of which was made in October 2013 with the others due in January 2014 and February 2014; and (v) working capital and other general corporate purposes. The Company may also need to make additional contributions to the ZZ Joint Venture in order for it to meet its obligations until the ZZ Joint Venture generates sufficient cash flows to cover its operating costs and debt service. The actual allocation and timing of these expenditures will be dependent on various factors, including changes in our strategic relationships, commodity prices and industry conditions, and other factors that we cannot currently predict. In particular, any future decrease in economic activity in China or in other regions of the world in which we may in the future do business could significantly and adversely affect our results of operations and financial condition. Operating cash flows from our joint venture operating projects can be positively or negatively impacted by changes in coal and methanol prices. These are commodities where market pricing can be cyclical in nature.

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

The evaluation and measurement of impairments for investments such as our investment in the Yima Joint Ventures involve the same uncertainties as described for long-lived assets that we own directly. Similarly, our estimates that we make with respect to our equity and cost-method investments are subjective, and the impact of variations in these estimates could be material.

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

If we are not successful in restructuring the joint venture or otherwise improving the ZZ Joint Venture’s profitability, or if management’s estimated cash flow projections for these assets decrease, the ZZ Joint Venture plant could become impaired which could have a material effect on its consolidated financial statements. As no significant adverse changes to our assumptions or financial projections have occurred since the impairment assessment as of March 31, 2013, an updated impairment assessment was not necessary as of September 30, 2013.

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

Interest rate risk

We are exposed to interest rate risk through our ZZ Joint Venture’s loans. Interest under these loans is adjusted annually based upon the standard rate announced each year by the People’s Bank of China. As of September 30, 2013, the applicable interest rate on the ZZ Joint Venture’s ICBC loan was 6.55% and the interest rate on the ZZ Joint Venture’s short-term bank loan with Zaozhuang Bank was 10.8%. We could also be exposed to the risk of rising interest rates through our future borrowing activities or refinancings. This is an inherent risk as borrowings mature and are renewed at then current market rates. The extent of this risk as to these loans, or any future borrowings, is not quantifiable or predictable because of the variability of future interest rates.

Customer credit risk

When our projects, including the ZZ Joint Venture plant’s methanol production, progress to commercial operation, we will be exposed to the risk of financial non-performance by customers. To manage customer credit risk, we intend to monitor credit ratings of customers and seek to minimize exposure to any one customer where other customers are readily available.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of September 30, 2013 based on criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, management has concluded that we did maintain effective internal control over financial reporting as of September 30, 2013.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2013 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.    Legal Proceedings.

None.

Item 1A. Risk Factors.

We will require substantial additional funding, and our failure to raise additional capital necessary to support and expand our operations could reduce our ability to compete and could harm our business.

As of September 30, 2013, we had $15.1 million in cash and cash equivalents. We currently plan to use our available cash for (i) general and administrative expenses; (ii) repairs, capital expenditures and other costs totaling approximately $2.5 million related to the restart of the ZZ Joint Venture plant for the ZZ Cooperation Agreement operations; (iii) debt service for the ZZ Joint Venture, including $1.2 million of principal due to ICBC in March 2014, and $3.2 million of principal due in September 2014 under the ZZ Short-term Loan unless it can be refinanced; (iv) the $1.5 million royalty due for the Yima Joint Ventures’ license which is payable in three equal installments, one of which was made in October 2013 with the others due in January 2014 and February 2014; and (v) working capital and other general corporate purposes. We may also need to make additional contributions to the ZZ Joint Venture in order for it to meet its obligations until the ZZ Joint Venture generates sufficient cash flows to cover its operating costs and debt service. The actual allocation and timing of these expenditures will be dependent on various factors, including changes in our strategic relationships, commodity prices and industry conditions, and other factors that we cannot currently predict. In particular, any future decrease in economic activity in China or in other regions of the world in which we may in the future do business could significantly and adversely affect our results of operations and financial condition. Operating cash flows from our joint venture operating projects can be positively or negatively impacted by changes in coal and methanol prices. These are commodities where market pricing can be cyclical in nature.

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

On August 1, 2013, we issued 136,986 shares of common stock to CVE pursuant to the terms of a Unit Purchase Agreement with them.   Additionally, we issued warrants to CVE for the right to acquire up to 136,986 shares of our common stock.  The warrants have an exercise price of $0.91 per share and have a term of 5 years. The securities were sold pursuant to exemptions under the Securities Act and the rules and regulations promulgated thereunder, including pursuant to Section 4(2).

On November 1, 2013, we issued warrants to Market Development Consulting Group, Inc. for the right to acquire up to 750,000 shares of our common stock.  The warrants have an exercise price of $0.70 per share and have a term of 10 years. The securities were sold pursuant to exemptions under the Securities Act and the rules and regulations promulgated thereunder, including pursuant to Section 4(2).

Item 3.      Defaults Upon Senior Securities.

        None.

Item 4.      Mine Safety Disclosures

Not Applicable.

Item 5.      Other Information.

        None.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act.  All statements other than statements of historical fact are forward-looking statements. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected. Among those risks, trends and uncertainties are the development stage of our operations, our estimate of the sufficiency of existing capital sources, our ability to successfully develop our licensing business, our ability to raise additional capital to fund cash requirements for future investments and operations including our China platform initiative, our ability to reduce operating costs as necessary, the limited history and viability of our technology, commodity prices and the availability and terms of financing opportunities, our results of operations in foreign countries, our ability to diversify, the ability of the ZZ joint venture to effectively operate XE's methanol plant and produce methanol, our ability to obtain the necessary approvals and permits for our future projects, the estimated timetables for achieving mechanical completion and commencing commercial operations for the Yima project as well as the ability of the Yima project to produce earnings and pay dividends, the sufficiency of internal controls and procedures, our ability to grow our business and generate revenues and earnings as a result of our proposed China and India platform initiatives, and our ability to develop our power business unit and marketing arrangement with a subsidiary of GE and our other business verticals for steel and renewables. Although we believe that in making such forward-looking statements our expectations are based upon reasonable assumptions, such statements may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. We cannot assure you that the assumptions upon which these statements are based will prove to have been correct.

When used in this Form 10-Q, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons, including those discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2013, as well as in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Form 10-Q.

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

Item 6.      Exhibits

Number	Description of Exhibits

4.1	Warrant issued to Market Development Consulting Group, Inc. dated November 1, 2013 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 5, 2013).

10.1+	Employment Letter between the Company and Donald P. Bunnell dated July 16, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 17, 2013).

10.28***
Cooperation Agreement among SES (Zaozhuang) New Gas Co., Ltd., Shandong Weijiao Group Xuecheng Energy Co., Ltd. and Shandong Xuejiao Chemical Co., Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 26, 2013).

10.3
Amendment to Consulting Services Agreement between the Company and Crystal Vision Energy Limited dated July 29, 2013 (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed on September 24, 2013).

10.4+
Employment Letter between the Company and Charles Costenbader dated effective September 3, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 4, 2013).

10.5
Loan Agreement between Synthesis Energy Systems (Zaozhuang) New Gas Co., Ltd and Zaozhuang Bank dated September 10, 2013 — English translation from original Chinese document (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K filed on September 24, 2013).

10.6
Management Consulting Agreement between the Company and Market Development Consulting Group, Inc. dated November 1, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 5, 2013).

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
______________
+              Management contract or compensatory plan or arrangement.

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

***         Portions of this exhibit have been omitted pursuant to a request for confidential treatment accepted by the Securities and Exchange Commission and this exhibit has been filed separately with the Securities and Exchange Commission in connection with such request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNTHESIS ENERGY SYSTEMS, INC.

Date: November 13, 2013	By:	/s/ Robert Rigdon
Robert Rigdon
President and Chief Executive Officer

Date: November 13, 2013	By:	/s/ Charles Costenbader
Charles Costenbader
Chief Financial Officer

