Form 10-Q
period 2013-12-31
SYNTHESIS ENERGY SYSTEMS INC
filed 2014-02-06
CIK 1375063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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
Yes ☐ No ☑

As of January 31, 2014 there were 63,719,640 shares of the registrant’s common stock, par value $.01 per share, outstanding.

TABLE OF CONTENTS

Page

PART 1. Financial Information	1

Item 1. Financial Statements	1

Consolidated Balance Sheets as of December 31, 2013 and June 30, 2013 (unaudited)	1

Consolidated Statements of Operations for the Three Months Ended December 31, 2013 and 2012 (unaudited)	2

Consolidated Statements of Operations for the Six Months Ended December 31, 2013 and 2012 and the period from November 4, 2003 (inception) to December 31, 2013 (unaudited)	3

Consolidated Statements of Comprehensive Loss for the Three and Six Months Ended December 31, 2013 and 2012 and the period from November 4, 2003 (inception) to December 31, 2013 (unaudited)	4

Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2013 and 2012 and the period from November 4, 2003 (inception) to December 31, 2013 (unaudited)	5

Consolidated Statement of Equity for the period from June 30, 2013 to December 31, 2013 (unaudited)	6

Notes to the Consolidated Financial Statements (unaudited)	7-18

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosure about Market Risk	33

Item 4. Controls and Procedures	34

PART II. Other Information	35

Item 1. Legal Proceedings	35

Item 1A. Risk Factors	35

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 3. Defaults Upon Senior Securities	36

Item 4. Mine Safety Disclosures	36

Item 5. Other Information	36

Item 6. Exhibits	37

PART I
Item 1.  Financial Statements

SYNTHESIS ENERGY SYSTEMS, INC.
(A Development Stage Enterprise)

Consolidated Balance Sheets
(In thousands, except per share amount)
(Unaudited)

	December 31,	June 30,
	2013	2013
ASSETS
Current assets:
Cash and cash equivalents	$12,428	$15,870
Accounts receivable, net	93	2
Prepaid expenses and other currents assets	4,645	2,636
Inventory	542	—

Total current assets	17,708	18,508

Property, plant and equipment, net	32,795	32,641
Intangible asset, net	1,020	1,060
Investment in joint ventures	34,856	33,311
Other long-term assets	2,458	2,844

Total assets	$88,837	$88,364

LIABILITIES AND EQUITY
Current liabilities:
Accrued expenses and accounts payable	$9,709	$7,632
Short-term bank loan	3,280	—
Current portion of long-term bank loan	1,197	2,428

Total current liabilities	14,186	10,060

Total liabilities	14,186	10,060

Commitment and contingencies

Common stock, $0.01 par value: 200,000 shares authorized: 63,720 and 63,583 shares issued and outstanding, respectively	637	636
Additional paid-in capital	225,954	224,337
Deficit accumulated during development stage	(157,338)	(151,741)
Accumulated other comprehensive income	6,287	5,958
Total stockholders’ equity	75,540	79,190
Noncontrolling interests in subsidiaries	(889)	(886)

Total equity	74,651	78,304

Total liabilities and equity	$88,837	$88,364

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.
(A Development Stage Enterprise)

Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	December 31,
	2013	2012

Revenue:
Product sales	$5,914	$—
Technology licensing and related services	—	13
Total revenue	5,914	13

Costs and expenses:
Costs of sales and plant operating expenses	4,030	133
General and administrative expenses	2,183	3,141
Stock-based compensation expense	472	109
Depreciation and amortization	565	570

Total costs and expenses	7,250	3,953

Operating loss	(1,336)	(3,940)

Non-operating (income) expense:
Equity in losses of joint ventures	—	400
Foreign currency gains	(31)	(85)
Interest income	(11)	(15)
Interest expense	122	78

Net loss	(1,416)	(4,318)

Less: net (income) attributable to noncontrolling interests	(19)	(85)

Net loss attributable to stockholders	$(1,435)	$(4,403)

Net loss per share:
Basic and diluted	$(0.02)	$(0.07)

Weighted average common shares outstanding:
Basic and diluted	63,720	61,899

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.
(A Development Stage Enterprise)

Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

			November 4, 2003
	Six Months Ended		(inception) to
	December 31,		December 31,
	2013	2012	2013

Revenue:
Product sales	$5,914	$—	$27,469
Technology licensing and related services	—	84	3,367
Other	—	—	607
Total revenue	5,914	84	31,443

Costs and Expenses:
Costs of sales and plant operating expenses	4,127	264	37,228
General and administrative expenses	4,605	6,223	104,824
Asset impairment losses	—	—	9,075
Stock-based compensation expense	1,518	272	25,708
Depreciation and amortization	1,130	1,146	15,539

Total costs and expenses	11,380	7,905	192,374

Operating loss	(5,466)	(7,821)	(160,931)

Non-operating (income) expense:
Equity in losses of joint ventures	1	917	3,657
Foreign currency gains	(43)	(48)	(2,477)
Interest income	(16)	(28)	(3,202)
Interest expense	192	174	3,773

Net loss	(5,600)	(8,836)	(162,682)

Less: net (income) loss attributable to noncontrolling interests	3	(52)	5,344

Net loss attributable to stockholders	$(5,597)	$(8,888)	$(157,338)

Net loss per share:
Basic and diluted	$(0.09)	$(0.16)	$(3.78)

Weighted average common shares outstanding:
Basic and diluted	63,695	57,116	41,626

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.
(A Development Stage Enterprise)

Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

					November 4,
					2003
					(Inception)
	Three Months Ended		Six Months Ended		to
	December 31,		December 31,		December 31
	2013	2012	2013	2012	2013
Net loss, as reported	$(1,416)	$(4,318)	$(5,600)	$(8,836)	$(162,682)
Unrealized foreign currency translation adjustment	207	299	329	180	6,286
Comprehensive loss	(1,209)	(4,019)	(5,271)	(8,656)	(156,396)
Less comprehensive (income) loss attributable to noncontrolling interests	(16)	(90)	3	(58)	5,345
Comprehensive loss attributable to the Company	$(1,225)	$(4,109)	$(5,268)	$(8,714)	$(151,051)

See accompanying notes to the consolidated financial statements

SYNTHESIS ENERGY SYSTEMS, INC.
(A Development Stage Enterprise)
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

			November 4, 2003
	Six Months Ended		(inception) to
	December 31,		December 31,
	2013	2012	2013

Cash flows from operating activities:
Net loss	$(5,600)	$(8,836)	$(162,682)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,518	272	25,708
Depreciation of property, plant and equipment	1,018	1,041	13,921
Amortization of intangible and other assets	112	105	1,618
Equity in losses of joint ventures	1	917	3,657
Foreign currency gains	(43)	(48)	(2,477)
Loss on disposal of property, plant and equipment	—	1	167
Write-off of deferred financing costs	—	—	1,004
Asset impairment losses	—	—	9,075
Changes in operating assets and liabilities:
Accounts receivable	(89)	215	108
Prepaid expenses and other current assets	(1,963)	(420)	(3,822)
Inventory	(542)	2	(1,078)
Other long-term assets	331	(35)	(1,135)
Accrued expenses and payables	920	271	4,079
Net cash used in operating activities	(4,337)	(6,515)	(111,857)
Cash flows from investing activities:
Capital expenditures	(695)	(9)	(38,794)
Equity investment in joint ventures	(516)	(481)	(32,740)
Purchase of marketable securities	—	—	(45,000)
Redemption of marketable securities	—	—	45,000
GTI license royalty payments – Yima joint ventures	—	—	(1,500)
Other license royalty payments	—	—	(1,250)
Restricted cash – redemptions of certificates of deposit	—	—	(50)
Amendment to GTI license rights	—	—	(500)
Purchase of land use rights	—	—	(1,896)
Receipt of Chinese governmental grant	—	—	556
Project prepayments	—	—	(3,210)
Net cash used in investing activities	(1,211)	(490)	(79,384)
Cash flows from financing activities:
Payments on long-term bank loan	(1,252)	(1,214)	(13,002)
Proceeds from long-term bank loan	—	—	12,081
Refund of advance toward sale of common stock	—	(1,000)	—
Proceeds from short-term bank loan	3,253	—	3,253
Proceeds from exercise of stock options, net	—	—	929
Proceeds from issuance of common stock, net	100	14,484	194,946
Prepaid interest	—	—	(276)
Financing costs	—	—	(143)
Contributions from noncontrolling interest partners	—	—	4,456
Loans from shareholders	—	—	11
Net cash provided by financing activities	2,101	12,270	202,255
Net increase (decrease) in cash	(3,447)	5,265	11,014
Cash and cash equivalents, beginning of period	15,870	18,035	—
Effect of exchange rates on cash	5	3	1,414
Cash and cash equivalents, end of period	$12,428	$23,303	$12,428

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.
(A Development Stage Enterprise)
Consolidated Statement of Equity
(In thousands)
(Unaudited)

				Deficit
				Accumulated	Accumulated
				During the	Other	Non-
	Common Stock		Additional	Development	Comprehensive	controlling
	Shares	Amount	Paid-in Capital	Stage	Income	Interest	Total
Balance at June 30, 2013	63,583	$636	$224,337	$(151,741)	$5,958	$(886)	$78,304
Net loss	—	—	—	(5,597)	—	(3)	(5,600)
Currency translation adjustment	—	—	—	—	329	—	329
Comprehensive loss	—	—	—	—	—	—	(5,271)
Net proceeds from issuance of common stock	137	1	99	—	—	—	100
Stock-based compensation expense	—	—	1,518	—	—	—	1,518
Balance at December 31, 2013	63,720	$637	$225,954	$(157,338)	$6,287	$(889)	$74,651

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

(b) Basis of presentation and principles of consolidation

The consolidated financial statements for the periods presented are unaudited and reflect all adjustments, consisting of normal recurring items, which management considers necessary for a fair statement.  Operating results for the three month and six months periods ended December 31, 2013 are not necessarily indicative of results to be expected for the fiscal year ending June 30, 2014.

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

The following tables provide additional information on the ZZ Joint Venture’s assets and liabilities as of  December 31, 2013 and June 30, 2013 which are consolidated within the Company’s consolidated balance sheets (in thousands):

	December 31, 2013
	Consolidated	ZZ Joint Venture (1)	% (2)

Current assets	$17,708	$5,263	30%
Long-term assets	71,129	34,465	48%
Total assets	$88,837	$39,728	45%

Current liabilities	$14,186	$8,382	59%
Equity	74,651	31,346	42%
Total liabilities and equity	$88,837	$39,728	45%

	June 30, 2013
	Consolidated	ZZ Joint Venture (1)	% (2)

Current assets	$18,508	$523	3%
Long-term assets	69,856	34,742	50%
Total assets	$88,364	$35,265	40%

Current liabilities	$10,060	$4,529	45%
Equity	78,304	30,736	39%
Total liabilities and equity	$88,364	$35,265	40%

(1)	Amounts reflect information for the ZZ Joint Venture and exclude intercompany items.
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

Until May 31, 2013, the Company accounted for its equity interest in the Yima Joint Ventures under the equity method of accounting. Under this method, the Company recorded its proportionate share of the Yima Joint Ventures’ net income or loss based on the Yima Joint Venture’s financial results. As of June 1, 2013, the Company changed to the cost method of accounting because the Company concluded that it is unable to exercise significant influence over the Yima Joint Ventures. The Company’s conclusion regarding its lack of significant influence is due to various circumstances including limited participation in operating and financial policymaking processes and the Company’s limited ability to influence technological decisions.

The Company has determined that SES Resource Solutions, Ltd. (“SRS”) which was formed in June 2011 is a VIE and that the Company is not the primary beneficiary since neither the Company nor Midas Resources AG control SRS since each have a 50% ownership interest in SRS and the control, risks and benefits of SRS are shared equally. SRS had no assets or liabilities as of December 31, 2013 and is inactive.

The Company has determined that the GC Joint Venture is a VIE and has determined that it is the primary beneficiary since the Company has a 51% ownership interest in the GC Joint Venture and since there are no qualitative factors that would preclude the Company from being deemed the primary beneficiary. There were no significant assets recorded within the GC Joint Venture as of December 31, 2013 or June 30, 2013. There were however, current liabilities of approximately $1.2 million as of December 31, 2013 and June 30, 2013 related to unpaid settlements of amounts due to various contractors from the initial construction work for the project.  The GC Joint Venture project is not currently being developed and the Company is continuing to work to liquidate and ultimately dissolve the GC Joint Venture.

(d) Revenue Recognition

Revenue from sales of products, including the capacity fee and energy fee earned at the ZZ Joint Venture plant and sales of methanol under the ZZ Cooperation Agreement, and sales of equipment are recognized when the following elements are satisfied: (i) there are no uncertainties regarding customer acceptance; (ii) there is persuasive evidence that an agreement exists; (iii) delivery has occurred; (iv) the sales price is fixed or determinable; and (v) collectability is reasonably assured.

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

The Company’s financial assets and liabilities are classified based on the lowest level of input that is significant for the fair value measurement. The following table summarizes the valuation of the Company’s financial assets by pricing levels, as of December 31, 2013 and June 30, 2013 (in thousands):

	December 31, 2013
	Level 1	Level 2		Level 3	Total
Assets:
Certificates of Deposit	$—	$50	(1)	$—	$50
Money Market Funds	—	5,760	(2)	—	5,760

Liabilities:
Short-term bank loan	—	3,280	(3)	—	3,280
Long-term bank loan	—	1,197	(4)	—	1,187

	June 30, 2013
	Level 1	Level 2		Level 3	Total
Assets:
Certificates of Deposit	$—	$50	(1)	$—	$50
Money Market Funds	—	8,752	(2)	—	8,752

Liabilities:
Long-term bank loan	—	2,428	(4)	—	2,428

(1)	Amount included in current assets on the Company’s consolidated balance sheets.
(2)  Amount included in cash and cash equivalents on the Company’s consolidated balance sheets.
(3)	Amount included in current liabilities on the Company’s consolidated balance sheets.
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

On July 24, 2013, the ZZ Joint Venture entered into a cooperation agreement (the “ZZ Cooperation Agreement”) with Xuecheng Energy and its parent company, Shandong Xuejiao Chemical Co., Ltd. (collectively referred to as “Xuejiao”), which serves to supersede the existing syngas purchase and sale agreement among the parties dated October 22, 2006 and supplemented previously in 2008. The ZZ Cooperation Agreement, which became effective on October 31, 2013, represents the basis for an integrated syngas to methanol operation and resolution of the nonpayment of the contractual capacity fees by Xuejiao. Under the terms of the ZZ Cooperation Agreement, Xuejiao will (i) provide the ZZ Joint Venture with use of their methanol plant for ten years at no cost to the ZZ Joint Venture, (ii) provide a bank loan guarantee of approximately $3.2 million for a majority of the financing necessary for the ZZ Joint Venture for the retrofit and related costs of the ZZ Joint Venture plant, (iii) waive certain advances previously made to the ZZ Joint Venture and (iv) supply discounted coke oven gas produced by its existing coke ovens to be used in combination with synthesis gas to produce refined methanol from the new ZZ Joint Venture integrated syngas methanol operation. The new integrated operation will be managed by the ZZ Joint Venture.

Effective October 31, 2013, the ZZ Joint Venture terminated and waived its claims to past due capacity fees owed by Xuejiao under the prior syngas purchase and sale agreement. Pursuant to the ZZ Cooperation Agreement, prior payments of approximately $1.8 million were applied to settling the prior payments due under the syngas purchase and sale agreement. As a result, the ZZ Joint Venture recognized these related party advances as product sales of approximately $1.5 million, net of value-added taxes, during the three months ended December 31, 2013.

The ZZ Joint Venture began producing and selling methanol in November 2013 and sold 10,127 tonnes of methanol during the three months ended December 31, 2013 generating approximately $4.4 million of revenue. The ZZ Joint Venture has worked to complete the plant retrofits and equipment upgrades to enable increased methanol production from integrated syngas and coke oven gas feedstock. The ZZ Joint Venture is now operating an integrated plant which has two operating modes where it (i) converts coke oven gas directly to methanol and (ii) converts coal to syngas, then blends the syngas and coke oven gas at a specific ratio to produce additional quantities of methanol.  The ZZ Joint Venture began producing and selling methanol in November 2013 from coke oven gas.  The ZZ Joint Venture restarted its syngas plant for approximately two weeks during December 2013. In January 2014, the ZZ Joint Venture produced methanol only from coke oven gas due to lower coke oven gas supplies during the cold weather.  The ZZ Joint Venture intends to manage syngas production in order to optimize results. The syngas facility will generally operate when adequate coke oven gas supplies are available to achieve the correct syngas to coke oven gas blend ratio. The ZZ Joint Venture expects to resume syngas production in the near term and is also working to secure additional sources of coke oven gas from a local supplier in order to increase methanol production.

Additionally, the Company is also evaluating alternative products and partnership structures for a possible future expansion of the ZZ Joint Venture plant. In 2010, the ZZ Joint Venture received the necessary government approval for an expansion. This expansion project remains under evaluation by the Company. The Company is also evaluating certain new downstream technologies to produce high value products.

Until the ZZ Joint Venture generates sufficient cash flows to cover its operating costs and debt service, the Company may need to make additional contributions to the ZZ Joint Venture in order for it to meet its obligations, including the ZZ Short-term Loan (defined below) due in September 2014 unless such loan can be refinanced.

Loan Agreement with ICBC

On March 22, 2007, the ZZ Joint Venture entered into a seven-year loan agreement and received approximately $12.6 million of loan proceeds pursuant to the terms of a Fixed Asset Loan Contract with the Industrial and Commercial Bank of China (“ICBC”) to complete the project financing for the ZZ Joint Venture. Interest was adjusted annually based upon the standard rate announced each year by the People’s Bank of China, and as of  December 31, 2013, the applicable annual interest rate was 6.55%, payable monthly.  The final principal payment of RMB 7.3 million (approximately $1.2 million) was repaid in January 2014. As of December 31, 2013, the ZZ Joint Venture was in compliance with all covenants and obligations under the Fixed Asset Loan Contract.

Short-term Loan Agreement with Zaozhuang Bank Co., Ltd

On September 10, 2013, the ZZ Joint Venture entered into a short-term loan agreement with Zaozhuang Bank Co., Ltd., (the “ZZ Short-term Loan”), and received approximately $3.2 million of loan proceeds for the retrofit and related costs contemplated by the ZZ Cooperation Agreement. Key terms of the ZZ Short-term Loan are as follows:

•	Loan term is one year, due on September 9, 2014;

•	Interest is payable monthly at an annual rate of 10.8%;

•	Xuecheng Energy is the guarantor of the entire loan;

•	Certain assets of the ZZ Joint Venture, including land use rights and the administration building, are pledged as collateral; and

11

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

The Yima Joint Venture plant’s refined methanol section has been fully commissioned. Methanol production was approximately 80% of its capacity during the three months ended December 31, 2013. The plant is designed to produce 300,000 tonnes per year of methanol from operating two of its three available gasifiers.

Under the terms of the joint venture agreements, the Yima Joint Ventures are to be governed by a board of directors consisting of eight directors, two of whom were appointed by the Company and six of whom were appointed by Yima. The joint ventures also have officers that are nominated by the Company, Yima and/or the board of directors pursuant to the terms of the joint venture contracts. The Company and Yima shall share the profits, and bear the risks and losses, of the joint ventures in proportion to their respective ownership interests. The term of the joint venture shall commence upon each joint venture company obtaining its business operating license and shall end 30 years after commercial operation of the plant.

The Company has included approximately $3.0 million of royalty costs due to GTI for the Yima Joint Ventures’ U-GAS® license as part of its investment in joint ventures on its consolidated balance sheet including a $1.5 million payment paid to GTI in June 2009 (when the amended joint venture contracts were signed), a $0.5 million payment in October 2013, and $1.0 million of payments in January 2014.

Until May 31, 2013, the Company accounted for its equity interest in the Yima Joint Ventures under the equity method of accounting. Under this method, the Company recorded its proportionate share of the Yima Joint Ventures’ net income or loss based on the Yima Joint Venture’s financial results. As of June 1, 2013, the Company changed to the cost method of accounting because the Company concluded that it is unable to exercise significant influence over the Yima Joint Ventures. The Company’s conclusion regarding its lack of significant influence is based on its interactions with the Yima Joint Ventures related to the start-up and operations and due to various other circumstances including limited participation in operating and financial policymaking processes and the Company’s limited ability to influence technological decisions. There was no equity in losses of the Yima Joint Ventures recognized for financial reporting purposes for the three months and six months ended December 31, 2013 since the Company changed from the equity method to the cost method of accounting as of June 1, 2013. The Company’s equity in losses of the Yima Joint Ventures for the three months and six months ended December 31, 2012 were $0.1 million and $0.4 million, respectively.

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

As of December 31, 2013, the Company had funded approximately $1.7 million to SRS. In December 2012, SRS suspended its activities due to the unavailability of financing for coal resources, therefore the Company’s contributions to SRS are expected to be minimal unless its activities resume.

The Company’s investment in SRS is accounted for using the equity method. SRS has no assets or liabilities as amounts are funded by the Company as costs are incurred. The following table presents summarized unconsolidated income statement data for SRS (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Income statement data:

Revenue	$—	$—	$—	$—
Operating loss	—	(544)	(2)	(1,085)
Net loss	—	(544)	(2)	(1,085)

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

Note 4 – Stockholders’ Equity and Stock-Based Compensation

As of August 31, 2013, the Company had issued 279,480 shares of common stock to Crystal Vision Energy Limited (“CVE”) as part of CVE’s monthly compensation payable in common stock under CVE’s consulting agreement with the Company which was terminated effective as of August 31, 2013. On August 1, 2013, CVE made a $100,000 investment in the Company’s common stock and received 136,986 shares and warrants to purchase 136,986 shares of the Company common stock. The shares of the Company’s common stock were issued at a price of $0.73. The associated warrants have an exercise price of $0.91. The fair values of the August 1, 2013 transaction, including the shares and warrants, was estimated to be approximately $0.1 million. Under the consulting agreement, CVE was also entitled to nonforfeitable incentive warrants upon signing. A warrant to purchase up to 1,200,000 shares of the Company’s common stock with an exercise price of $1.50 was granted in February 2013, became vested and fully exercisable on December 31, 2013 and has a term of five years.

On November 1, 2013, the Company entered into a management consulting agreement (the “MDC Agreement”) with Market Development Consulting Group, Inc. d/b/a MDC Group (“MDC”) for communications and investor relations advisory services. As part of MDC’s consideration, MDC received an initial warrant to acquire 750,000 shares of common stock on November 1, 2013 at an exercise price of $.70 per share. The fair value of these warrants was estimated to be approximately $0.4 million. MDC will receive additional warrants (“Anniversary Warrants”) to acquire 1% of the then fully diluted common stock on each annual anniversary prior to termination of the MDC Agreement. The exercise price of each such Anniversary Warrant shall be equal to the average closing price over the twenty consecutive trading days immediately preceding the anniversary. MDC is prohibited from exercising the initial warrant until the first anniversary of the date of the Agreement, other than in connection with a change of control of the Company.

As of December 31, 2013, the Company had outstanding stock option and restricted stock awards granted under the Company’s Amended and Restated 2005 Incentive Plan, as amended (the “Incentive Plan”), under which the Company’s stockholders have authorized a total of 9,800,000 shares of common stock for awards under the Incentive Plan. As of December 31, 2013, there were 547,152 shares authorized for future issuance pursuant to the Incentive Plan. Under the Incentive Plan, the Company may grant incentive and non-qualified stock options, stock appreciation rights, restricted stock units and other stock-based awards to officers, directors, employees and non-employees. Stock option awards generally vest ratably over a one to four year period and expire ten years after the date of grant.

Stock option activity during the six months ended December 31, 2013 was as follows:

Shares of Common
Stock Underlying
Stock Options

Outstanding at June 30, 2013	7,404,692
Granted	422,414
Exercised	—
Forfeited/Canceled	(46,250)
Outstanding at December 31, 2013	7,780,856
Exercisable at December 31, 2013	6,902,352

The fair values for the stock options granted during the six months ended December 31, 2013 were estimated at the date of grant using a Black-Scholes-Morton option-pricing model with the following weighted-average assumptions:

Risk-free rate of return	1.76%
Expected life of award	5.4 years
Expected dividend yield	0.00%
Expected volatility of stock	105%
Weighted-average grant date fair value	$0.58

Stock warrant activity during the six months ended December 31, 2013 was as follows:

Shares of Common
Stock Underlying
Stock Warrants

Outstanding at June 30, 2013	1,649,438
Warrants issued	886,986
Exercised	—
Forfeited	—
Outstanding at December 31, 2013	2,536,424

The fair values of the warrants issued during the six months ended December 31, 2013 were estimated using a Black-Scholes-Morton option-pricing model with the following weighted-average assumptions:

Risk-free rate of return	2.45%
Expected life of award	9.2 years
Expected dividend yield	0.00%
Expected volatility of stock	87%
Weighted-average grant date fair value	$0.57

The following table presents stock based compensation expense attributable to stock option awards issued under the Incentive Plan and attributable to warrants and stock issued or sold to consultants (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012

Incentive Plan	$152	$109	$485	$272
Consultants	320	—	1,033	—
Total stock-based compensation expense	$472	$109	$1,518	$272

Note 5 – Net Loss Per Share

Historical net loss per share of common stock is computed using the weighted average number of shares of common stock outstanding. Basic loss per share excludes dilution and is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Stock options, warrants and unvested restricted stock are the only potential dilutive share equivalents the Company has outstanding for the periods presented. For the three months and six months ended December 31, 2013 and 2012 and the period from November 4, 2003 (inception) to December 31, 2013, options and warrants to purchase common stock were excluded from the computation of diluted earnings per share as their effect would have been antidilutive as the Company incurred net losses during those periods.

Note 6 – Risks and Uncertainties

Any future decrease in economic activity in China, India or in other regions of the world, in which the Company may in the future do business, could significantly and adversely affect its results of operations and financial condition in a number of other ways. Any decline in economic conditions may reduce the demand for prices from the products from our plants, thus the Company’s ability to finance and develop its existing projects, commence any new projects and sell its products could be adversely impacted.

The ZZ Joint Venture began producing and selling methanol in November 2013 and sold 10,127 tonnes of methanol during the three months ended December 31, 2013. The ZZ Joint Venture has worked to complete the plant retrofits and equipment upgrades to enable increased methanol production from integrated syngas and coke oven gas feedstock. Although the ZZ Joint Venture restarted its syngas plant for approximately two weeks during December 2013, it has since stopped syngas production and is currently only using coke oven gas only as feedstock. The ZZ Joint Venture plans to resume syngas production in the near term and is also working to secure additional sources of coke oven gas from a local supplier in order to increase methanol production. There can be no assurances that the methanol production operations contemplated by the ZZ Cooperation Agreement will be profitable. Profitability will be dependent on, among other things, our management of the operations of the plant, pricing of methanol, coal and power, and maintaining necessary government approvals.

The Yima Joint Venture plant’s refined methanol section has been fully commissioned. Methanol production was approximately 80% of its capacity during the three months ended December 31, 2013. The plant is designed to produce 300,000 tonnes per year of methanol from operating two of its three available gasifiers. The Company has limited influence on the operating and financial policymaking of the Yima Joint Ventures. There can be no assurances that the Yima Joint Ventures’ operations will be profitable or that dividends will be paid to the Company. There have been a variety of minor construction related shutdowns which are normally seen in the startup of these types of facilities, but the shutdowns have generally not been related to the gasifier systems.

Although the Company has made significant progress recently on partnering its China business, the Company expects to continue for a period of time to have negative operating cash flows until it can generate sufficient cash flows from its technology, equipment and services business and SES China (including the ZZ Joint Venture and the Yima Joint Ventures) to cover its general and administrative expenses and other operating costs. In addition, the Company may need to aggressively pursue additional partners in China and may need to seek other equity financing or reduce its operating expenses. The Company will also limit the development of any further projects until it has assurances that acceptable financing is available to complete the project.

The Company currently plans to use its available cash for (i) general and administrative expenses; (ii) debt service for the ZZ Joint Venture, including $1.2 million of principal repaid in January 2014, and $3.2 million of principal due in September 2014 under the ZZ Short-term Loan unless such loan can be refinanced; (iii) $1.0 million royalty due for the Yima Joint Ventures’ license which was paid in January 2014; and (iv) working capital and other general corporate purposes. The Company may also need to make additional contributions to the ZZ Joint Venture in order for it to meet its obligations until the ZZ Joint Venture generates sufficient cash flows to cover its operating costs and debt service. The actual allocation and timing of these expenditures will be dependent on various factors, including changes in the Company’s strategic relationships, commodity prices and industry conditions, and other factors that the Company cannot currently predict. In particular, any future decrease in economic activity in China or in other regions of the world in which the Company may in the future do business could significantly and adversely affect its operating results and financial condition. Operating cash flows from joint venture operating projects can be positively or negatively impacted by changes in coal, power and methanol prices. These are commodities where market pricing is often cyclical in nature and can be volatile.

The Company does not currently have all of the financial and human resources to fully develop and execute on all of its other business opportunities; however, the Company intends to finance their development through paid services, technology access fees, equity financings and by securing financial and strategic partners focused on development of these opportunities. The Company can make no assurances that its business operations will provide it with sufficient cash flows to continue its operations. The Company will need to raise additional capital through equity and debt financing for any new ventures that are developed, to support its existing projects and possible expansions thereof and for its corporate general and administrative expenses. As a result of its focus on financing activities, particularly in China, the Company has identified strategic parties that have expressed interest in helping it grow SES China’s business and the Company is evaluating these options. The Company is considering a full range of financing options in order to create the most value in the context of the increasing interest the Company is witnessing in its proprietary technology. The Company cannot provide any assurance that any financing will be available to it in the future on acceptable terms or at all. Any such financing could be dilutive to its existing stockholders. If the Company cannot raise required funds on acceptable terms, it may not be able to, among other things, (i) maintain its general and administrative expenses at current levels including retention of key personnel and consultants; (ii) successfully develop its licensing and related service businesses; (iii) negotiate and enter into new gasification plant development contracts and licensing agreements; (iv) make additional capital contributions to its joint ventures; (v) fund certain obligations as they become due; and (vi) respond to competitive pressures or unanticipated capital requirements.

Note 7 – Segment Information

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

The following table presents statements of operations data and assets by segment (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Revenue:
SES China	$5,914	$3	$5,914	$8
Technology licensing and related services	—	10	—	76
Total revenue	$5,914	$13	$5,914	$84

Depreciation and amortization:
SES China	$516	$504	$1,031	$1,022
Technology licensing and related services	47	47	94	94
Corporate & other	2	19	5	30
Total depreciation and amortization	$565	$570	$1,130	$1,146

Operating income (loss):
SES China	$402	$(2,190)	$(2,262)	$(4,625)
Technology licensing and related services	(256)	(579)	(346)	(1,064)
Corporate & other	(1,482)	(1,171)	(2,858)	(2,132)
Total operating loss	$(1,336)	$(3,940)	$(5,466)	$(7,821)

Interest expense:
SES China	$122	$78	$192	$174
Total interest expense	$122	$78	$192	$174

Equity in losses of joint ventures:
SES China	$—	$128	$—	$375
Corporate & other	—	272	1	542
Total equity in losses of joint ventures	$—	$400	$1	$917

	December 31,	June 30,
	2013	2013
Assets:
SES China	$78,504	$76,316
Technology licensing and related services	981	1,030
Corporate & other	9,352	11,018
Total assets	$88,837	$88,364

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We intend to commercialize our technology through supplying our gasification systems consisting of technology, equipment and services to projects globally and to accomplish this largely via value accretive partnerships and collaborations with other companies which operate in the energy and chemical market segments where we believe our technology is highly advantaged.  This is a low capital intensity business approach which we believe can generate attractive margins for us through providing our technology differentiated equipment and services in multiple market segments globally with a potential to build meaningful sales opportunities over time.  However, to date our principal operating activities have focused in China where we have invested and built two commercial projects.  We made these investments to fully demonstrate our technology and our capabilities to build and operate, but with this step of commercializing our technology successfully completed, we no longer intend to make such extensive capital investments in the foreseeable future. Our ZZ Joint Venture project is our first commercial scale coal gasification plant and is located in Shandong Province, China. It achieved commercial operation in December 2008.  The ZZ Joint Venture is designed to produce clean syngas for sale to an immediately adjacent industrial company who manufactures methanol from the syngas.  Under the new commercial structure completed effective October 31, 2013, we assumed control of XE’s methanol facilities and the ZZ Joint Venture plant is operating as an integrated plant which converts coal to syngas and then converts syngas and coke oven gas into methanol, as described in more detail under “Current Operations and Projects – Zao Zhuang Joint Venture.”  The Yima Joint Venture project in Henan Province, China generated its first methanol production in December 2012, and is currently in its start-up phase as described in more detail under “Current Operations and Projects – Yima Joint Ventures.” The Yima Joint Venture plant’s refined methanol section has been fully commissioned and methanol production was approximately 80% of its capacity during the three months ended December 31, 2013.  The plant is designed to produce 300,000 tonnes per year of methanol from operating two of its three available gasifiers.

Our business model is to deploy our technology on a global basis via supplying a technology package, containing license rights to operate a project using our technology, gasification system equipment, and technology related services.  As part of our overall strategy we intend to form strategic regional and market-based partnerships or business verticals where our technology offers advantages and through cooperating with these partners grow an installed base of projects. Through collaborative partnering arrangements we believe we will commercialize our technology much faster than entering these markets alone.   Building on our success in China, we are working to create a China region business unit, that we refer to as SES China, with plans to capitalize this business locally with strategic partners that we believe can help accelerate our growth in China. In addition to regional business units, we are continuing to evaluate and develop our business in markets such as power, steel, fuels, substitute natural gas, chemicals and renewables which can benefit from deploying our technology offering to create these products from low cost coal and renewable feedstocks. We are developing these market-based business vertical opportunities together with strategic partners which have established businesses or interests in these markets with the goal of growing and expanding these businesses by partnering with us and deployment of our technology offering. Our collaboration with GE Packaged Power, Inc., a subsidiary of GE, which began in early 2013 to jointly evaluate and market a small scale power generation unit combining our gasification technology with GE’s aeroderivative gas turbines, is an ongoing example of our market-based business vertical developments underway. We, along with our distributed power collaborators, GE, ISTROENERGO GROUP, Inc. and TUTEN Ltd, have signed our first letter of intent, or LOI, with Karachi Electric Supply Company, or KESC. KESC is a large electric utility company in Karachi, Pakistan with over 2.3 GW of installed electric generating capacity. The exclusive LOI calls for a feasibility engineering and financial evaluation of a coal gasification power generation project with a capacity between 90 and 200 MW to be constructed near Karachi. The completed feasibility study will serve as the basis for further discussions and negotiations for a syngas power plant contract. We believe the distributed power segment offers opportunity over time to provide meaningful sales opportunities for our gasification technology and equipment systems. We intend to focus on the continued development of this business vertical. We are also advancing developments via technology integration studies with potential partners for business verticals in DRI steel and “green” chemicals derived from municipal wastes. We have also formalized agreements with Simon India Ltd., a subsidiary of the Adventz Group, for marketing our technology in India which we believe is an important growth region for which our technology is uniquely well suited.

We believe our existing operating projects in China have clearly demonstrated that we have several advantages which differentiate our technology over other commercially available gasification technologies, such as entrained flow, fixed bed, and moving bed gasification technologies. The first of these advantages is our ability to use a wide range of feedstocks (including low rank, high ash and high moisture coals, which are significantly cheaper than higher grade coals), coal wastes, municipal wastes, agricultural wastes, and other biomass feedstocks to make clean syngas.  Our feedstock advantage opens up many of these global resources for use to manufacture energy and chemical products which otherwise could not be done with other currently available commercial gasification technologies.  Secondly, our technology’s advanced fluidized bed design is extremely tolerant to a wide range changes in feedstock during operation, which allows for flexible fuel purchasing for our customers. Additionally, our technology can use much less water and its simple design leads to more favorable fabrication costs and resulting plant costs being lower compared to other commercially available technologies. We believe these important cost, feedstock flexibility, and water consumption factors position our technology for future deployment of gasification worldwide because our technology can enable projects to become a lower cost producer of products. Depending on local market needs and fuel sources, our syngas can be used to produce many valuable products including electric power, SNG, chemicals such as methanol, dimethyl ether, or DME, and glycol, ammonia for fertilizer production, reducing gas for DRI processes, and transportation fuels such as gasoline and diesel.

The key elements of our business strategy include:

•	Secure a partner for China business platform. SES China is intended to be a stand-alone business platform that encompasses all of our current and future business activities and initiatives in China. We believe that SES China will better enable us to grow faster in China than otherwise possible and to better protect our intellectual property and technology in China. In addition, we expect to work more effectively with our existing partners to efficiently leverage the other business verticals we are developing including clean renewable fuels and power businesses, direct reduction iron for the steel industry, clean coal-to-chemicals projects, and for longer term value creation, larger scale SNG projects utilizing low rank coal resources and biomass. We continue to make progress on partnering a significant portion of SES China with a financially strong and highly skilled Chinese company which desires to invest into the growth of China’s clean energy space and who recognize the opportunity afforded by our technology capability and business model. We believe partnering a significant portion of SES China can, with the right Chinese partner, accelerate the commercialization of our technology on a global basis and will enable us to reduce our capital requirements to achieve this acceleration.

•	Operation of existing plants. The ZZ Joint Venture plant was designed to produce clean syngas for sale to an immediately adjacent industrial company which manufactured methanol from coke oven gas and syngas. We successfully operated the ZZ Joint Venture’s syngas plant for over three years through September 2011, and since then held it idle while an expanded commercial structure was negotiated with Hai Hua, the former syngas buyer. Under the new commercial structure completed effective October 31, 2013, we assumed control of XE’s methanol facilities and the ZZ Joint Venture plant is operating as an integrated plant which converts coal to syngas and then converts syngas and coke oven gas into methanol, as described in more detail under “Current Operations and Projects – Zao Zhuang Joint Venture.” The ZZ Joint Venture expects to resume syngas production in the near term and is also working to secure additional sources of coke oven gas from a local supplier in order to increase methanol production. The Yima Joint Venture plant generated its first methanol production in December 2012. The Yima Joint Venture plant’s refined methanol section has been fully commissioned and methanol production was approximately 80% of its capacity during the three months ended December 31, 2013. The plant is designed to produce 300,000 tonnes per year of methanol from operating two of its three available gasifiers. This plant is providing a commercial demonstration of our technology as deployed on a much larger scale than the ZZ Joint Venture plant.

•	Strategic partnerships and collaborations in key market segments through new business verticals. We intend to commercialize our technology through supplying our gasification systems consisting of technology, equipment and services to projects globally and to accomplish this largely via value accretive partnerships and collaborations with other companies which operate in the energy and chemical market segments where we believe our technology has strong competitive advantages. This is a low capital intensity business approach which we believe can generate attractive margins for us through providing our technology differentiated equipment and services in multiple market segments globally with a potential to build meaningful sales opportunities over time. As part of our overall strategy we intend to form strategic regional and market-based partnerships or business verticals where our technology offers advantages and through cooperating with these partners grow an installed base of projects. This includes our transactions with Hongye and Zhongmo for SES China and strategic collaborations in specific markets that will enable us to expand our business. Building on our success in China, we have formalized other business vertical relationships through marketing agreements including with GE’s Packaged Power Inc. for global distributed power generation projects and with Simon India Ltd, an Adventz Group company, to exclusively market our technology in India. The most modern and environmentally friendly types of new steel plants include an iron ore processing step called DRI that replaces dirty blast furnaces. Syngas produced by our technology has a composition that is especially well-suited for use in DRI, and our process’ ability to utilize low-cost coal and coal wastes makes it especially economical in this application. In addition, we are also developing additional business vertical opportunities to integrate our technology with DRI steel making technology for a coal-to-steel solution and for evaluating projects that can make methanol and other commodities from refuse derived fuels from our technology.

•	Leveraging our proprietary technology through licensing, equipment sales and related services to increase revenues and position us for future growth. We provide a proprietary technology package whereby we license our technology rights to third parties, deliver an engineered technology package and sell proprietary equipment components to customers who have contracted to own and operate projects using our technology. We intend to focus on developing opportunities for our proprietary technology package whereby we may (i) integrate our gasification process technology package with downstream technologies to provide a fully integrated offering where we may invest in projects either directly or through an investment partner or (ii) may partner with engineering, equipment and technology companies to provide our gasification process technology package into an integrated and modular product offering. We anticipate that we can increase revenues through collecting technology licensing fees and royalties, engineering and technical service fees, as well as equipment product sales to customers who have contracted to own and operate projects which incorporate our proprietary technology. We also believe that our licensing activities will provide insight into project development activities, which may allow us to make selective equity investments in such projects in the future, or take options in projects for which we provide a license.

•	Developing value where we have a competitive advantage and have access rights to feedstock resources. We believe that we have the greatest competitive advantage using our gasification technology in situations where there is a ready source of low quality coal, coal waste or biomass to utilize as a feedstock. We are focusing our efforts globally together with our partners in countries with large low rank coal resources, but our principal operating activities to-date have focused on China and India. In the U.S. and certain other countries, we believe there may be opportunities for us to leverage the capability of our technology to efficiently and cleanly gasify coal wastes or biomass material to make renewable fuels or “green chemicals”. Today’s regulatory environment in the U.S. is favorable for these types of projects because increased environmental concerns are creating a market demand for renewable fuels and companies are under increasing pressure to reduce their carbon footprint. In addition, existing coal fired power generating assets that are facing costly air emission control upgrades or else being retired are a potential market to convert to syngas fired gas turbine generating stations using the existing coal handling infrastructure and our technology.

•	Continue to develop and improve our technology. We are continually seeking to improve the overall plant availability, plant efficiency and fuel handling capabilities of our gasification technology. We are continuing to work with our prospective customers to determine the suitability of their low rank coals for our technology through proprietary coal characterization testing and bench scale gasification tests. Additionally, we are growing our technology base through (i) continued development of know-how with our engineering and technical staff, (ii) growing and protecting our trade secrets as a result of patenting improvements tested at our ZZ and Yima Joint Venture plants, (iii) developing improvements resulting from integration of our technology with downstream processes, and (iv) developing improvements resulting from scaling up the design of our technology in pressure and capacity. Examples of our technology development include our Fines Management System and Ash Management System which increase overall efficiency. We have several patent applications pending relating to these technology improvements in addition to a number of other improvements to increase the gasifier availability and to lower the costs of the gasifier installation and subsequent operations.

•	Grow earnings through increased revenues, joint venture projects and control of expenses. We remain intently focused on control of our expenses while we grow revenues from our technology business and operating projects. We believe our strategy will allow us to develop revenues and operating cash flows necessary for sustainable long term growth. We anticipate that we can generate revenues through equipment supply, engineering and technical service fees, licensing fees and royalties on products sold by our licensees that incorporate our proprietary technology without incurring the significant capital costs required to develop and construct a plant. We also believe that our licensing activities will provide additional insight into project development activities, which may provide us opportunities to make selective equity investments in such infrastructure projects in the future and also the development of integrated, modular product offerings. We have initiated discussions with companies that have expressed interest in partnering with us on a strategic basis to accelerate our business and in some cases who are willing to pay us to bring our technology into an industry-specific joint venture. We intend to minimize project development expense until we have assurances that acceptable financing is available to complete our projects. Until we have such assurances, our strategy will be to operate using our current capital resources and to leverage the resources of strategic relationships or financing partners. We have taken and may take additional steps to significantly reduce expenses, particularly in China, to align our development efforts with available cash resources until we can execute arrangements with a suitable partner.

Results of Operations

We are in our development stage and therefore have had limited operations. We have sustained cumulative net losses of approximately $162.7 million from November 4, 2003, the date of our inception, to December 31, 2013.

Three Months Ended December 31, 2013 Compared to the Three Months Ended December 31, 2012

Revenue. Total revenue increased to $5.9 million for the three months ended December 31, 2013 compared to $13,000 for the three months ended December 31, 2012.

Our ZZ Joint Venture began producing and selling methanol in November 2013 and sold 10,127 tonnes of methanol during the three months ended December 31, 2013 generating approximately $4.4 million of revenue.  Pursuant to the ZZ Cooperation Agreement, prior payments of approximately $1.8 million from Xuejiao were applied to settling the prior payments due under the syngas purchase and sale agreement. As a result, the ZZ Joint Venture recognized these related party advances as product sales of approximately $1.5 million, net of value-added taxes, during the three months ended December 31, 2013.

There were no technology licensing and related services revenues for the three months ended December 31, 2013, compared to $13,000 of technology licensing and related services revenues for the three months ended December 31, 2012 which resulted from engineering feasibility studies and coal testing services for potential customers.

Costs of sales and plant operating expenses. Costs of sales and plant operating expenses increased by $3.9 million to $4.0 million for the three months ended December 31, 2013 compared to $0.1 million for the three months ended December 31, 2012.  The increase was due principally to the ZZ Joint Venture’s production of methanol from coke oven gas purchased from Xuecheng Energy and from syngas produced by the ZZ Joint Venture’s syngas plant. Costs include electricity, coke oven gas feedstock, coal feedstock to produce syngas, labor and other operating costs.  In addition, the ZZ Joint Venture incurred approximately $0.4 million during the three months ended December 31, 2013 for non-routine repairs and retrofit expenses incurred for the new operations and restart of its syngas plant. Although the ZZ Joint Venture restarted its syngas plant for approximately two weeks during December 2013, it has since stopped syngas production and is currently only using coke oven gas as feedstock.  The ZZ Joint Venture plans to resume syngas production in the near term and is also working to secure additional sources of coke oven gas from a local supplier in order to increase methanol production.

General and administrative expenses. General and administrative expenses decreased by $0.9 million to $2.2 million for the three months ended December 31, 2013 compared to $3.1 million for the three months ended December 31, 2012. The decrease was due primarily to a reduction of consulting fees resulting from the termination of the consulting agreement with CVE as of August 31, 2013 and a reduction in royalty expense due under our licensing agreement with GTI. Recurring general and administrative expenses consist primarily of compensation, professional and consulting fees, travel, and other costs of our corporate, development and administrative functions in Houston and Shanghai, and project and technical development expenses.

Stock-based compensation expense. Stock-based compensation expense increased by $0.4 million to $0.5 million for the three months ended December 31, 2013 compared to $0.1 million for the three months ended December 31, 2012. The increase was due primarily to the expensing of approximately $0.4 million for the fair value of warrants issued in connection with our consulting agreement with MDC in November 2013.

Depreciation and amortization. Depreciation and amortization expense was $0.6 million for both of the three months ended December 31, 2013 and 2012 and was primarily related to depreciation of our ZZ Joint Venture’s syngas plant assets.

Equity in losses of joint ventures. There was no equity in losses of joint ventures for the three months ended December 31, 2013 compared with $0.4 million for the three months ended December 31, 2012 which related to our 25% share of the start-up losses incurred by the Yima Joint Ventures and our 50% share of the start-up losses incurred by SES Resource Solutions, Ltd., or SRS.  The losses of the Yima Joint Ventures related to non-capitalizable costs incurred during the design, construction, commissioning and start-up phases. The SRS losses related to development costs including the value of Midas’ contributed services, consulting and travel expenses.  We suspended SRS joint ventures activities in December 2012, and changed from the equity method to the cost method of accounting for Yima Joint Ventures as of June 1, 2013.

Foreign currency gain. Foreign currency gain was $31,000 for the three months ended December 31, 2013 and $85,000 for the three months ended December 31, 2012. These amounts resulted from the appreciation of the Renminbi Yuan relative to the U.S. dollar.

Interest expense. Interest expense increased by $44,000 to $122,000 for the three months ended December 31, 2013 compared to $78,000 for the three months ended December 31, 2012.  Our interest expense relates to the ZZ Joint Venture’s loans with Industrial and Commercial Bank of China, or ICBC, and its short-term loan with Zaozhuang Bank Co. Ltd., or the ZZ Short-term Loan, as of December 31, 2013.  The increase in interest expense was due primarily to the higher interest rate on the ZZ Short-term Loan borrowed in September 2013, offset, in part, by lower principal outstanding on the ICBC loan due to scheduled principal repayments.  The ZZ Joint Venture repaid its final principal payment of RMB 7.3 million (approximately $1.2 million) to ICBC in January 2014.

Six Months Ended December 31, 2013 Compared to the Six Months Ended December 31, 2012

Revenue.  Total revenue increased to $5.9 million for the three months ended December 31, 2013 compared to $84,000 for the three months ended December 31, 2012.

  Our ZZ Joint Venture began producing and selling methanol in November 2013 and sold over 10 million tonnes of methanol during the six months ended December 31, 2013 generating approximately $4.4 million of revenue.  Pursuant to the ZZ Cooperation Agreement, prior payments of approximately $1.8 million from Xuejiao were applied to settling the prior payments due under the syngas purchase and sale agreement. As a result, the ZZ Joint Venture recognized these related party advances as product sales of approximately $1.5 million, net of value-added taxes, during the three months ended December 31, 2013.

There were no technology licensing and related services revenues for the six months ended December 31, 2013, compared to $84,000 of technology licensing and related services revenues for the three months ended December 31, 2012 which resulted from engineering feasibility studies and coal testing services for potential customers.

Costs of sales and plant operating expenses. Costs of sales and plant operating expenses increased by $3.8 million to $4.1 million for the six months ended December 31, 2013 compared to $0.3 million for the six months ended December 31, 2012.  The increase was due principally to the ZZ Joint Venture’s production of methanol from coke oven gas purchased from Xuecheng Energy and from syngas produced by the ZZ Joint Venture’s syngas plant. Costs include electricity, coke oven gas feedstock, coal feedstock to produce syngas, labor and other operating costs.  In addition, the ZZ Joint Venture incurred approximately $0.4 million during the six months ended December 31, 2013 for non-routine repairs and retrofit expenses incurred for the new operations and restart of its syngas plant. Although the ZZ Joint Venture restarted its syngas plant for approximately two weeks during December 2013, it has since stopped syngas production and is using coke oven gas only as its feedstock until additional coke oven gas supply is available.  The ZZ Joint Venture plans to resume syngas production in the near term and is also working to secure additional sources of coke oven gas from a local supplier in order to increase its methanol production capability.

General and administrative expenses. General and administrative expenses decreased by $1.6 million to $4.6 million for the six months ended December 31, 2013 compared to $6.2 million for the six months ended December 31, 2012. The decrease was due primarily to a reduction of consulting fees resulting from the termination of our consulting agreement with CVE as of August 31, 2013, a reduction in royalty expense due under our licensing agreement with GTI, and other reductions in consulting fees and employee related costs.  Recurring general and administrative expenses consist primarily of compensation, professional and consulting fees, travel, and other costs of our corporate, development and administrative functions in Houston and Shanghai, and project and technical development expenses.

Stock-based compensation expense. Stock-based compensation expense increased by $1.2 million to $1.5 million for the six months ended December 31, 2013 compared to $0.3 million for the six months ended December 31, 2012. The increase was due primarily to the expensing of the fair values of shares and warrants issued in connection with our consulting agreements with CVE and MDC, expensing the excess of the fair value over the consideration paid for shares of common stock and warrants issued to CVE under a unit purchase agreement in August 2013 and expensing the estimated fair values of stock options awarded to employees and directors during the period.

Depreciation and amortization. Depreciation and amortization expense was $1.1 million for both of the six months ended December 31, 2013 and 2012 and was primarily related to depreciation of our ZZ Joint Venture’s syngas plant assets.

Equity in losses of joint ventures. The equity in losses of joint ventures was $1,000 for the six months ended December 31, 2013 compared with $0.9 million for the six months ended December 31, 2012 and relates to our 25% share of the start-up losses incurred by the Yima Joint Ventures and our 50% share of the start-up losses incurred by SRS.  The losses of the Yima Joint Ventures related to non-capitalizable costs incurred during the design, construction, commissioning and start-up phases. The losses of SRS related to development costs including the value of Midas’ contributed services, consulting and travel expenses.  The decrease in equity in losses of joint ventures was due primarily to the suspension of the SRS joint ventures activities since December 2012 and due to our change from the equity method to the cost method of accounting for Yima Joint Ventures as of June 1, 2013.

Foreign currency gain.  Foreign currency gain was $43,000 for the six months ended December 31, 2013 and $48,000 for the six months ended December 31, 2012.  These amounts resulted from the appreciation of the Renminbi Yuan relative to the U.S. dollar.

Interest expense. Interest expense was $0.2 million for both of the six months ended December 31, 2013 and 2012.  Our interest expense relates to the ZZ Joint Venture’s loans with ICBC, and its short-term loan with Zaozhuang Bank Co. Ltd., or the ZZ Short-term Loan, as of December 31, 2013. The ZZ Joint Venture repaid its final principal payment of RMB 7.3 million (approximately $1.2 million) to ICBC in January 2014.

Liquidity and Capital Resources

We are in our development stage and have financed our operations to date through private placements of our common stock in and two public offerings, one in November 2007 and one in June 2008. We have used the proceeds of these offerings primarily for the development of our technology including the investments in the ZZ Joint Venture and the Yima Joint Ventures, and to pay other business development and general and administrative expenses. In addition, (as described below) the ZZ Joint Venture has a loan agreement with ICBC which funded certain of its plant’s construction costs, and the ZZ Short-term Loan funded in September 2013 to finance costs related to the ZZ Cooperation Agreement.

As of December 31, 2013, we had $12.4 million in cash and cash equivalents, including $2.6 million held by the ZZ Joint Venture, and $3.5 million of working capital available to us.  During the six months ended December 31, 2013, we used $4.3 million in operating activities compared to $6.5 million for the six months ended December 31, 2012.  We used $1.2 million in investing activities for the six months ended December 31, 2013 including $0.6 million for capital expenditures related to the ZZ Cooperation Agreement and $0.5 million for royalties due to GTI for the Yima Joint Venture’s license accounted for as part of our investment in the Yima Joint Ventures.  We used $0.5 million in investing activities for the six months ended December 31, 2012 to funding the start-up and development of SRS.

For both the six months ended December 31, 2013 and 2012, we used $1.2 million in financing activities for the scheduled semi-annual principal payments on the ZZ Joint Venture’s loan with ICBC.  On September 10, 2013, the ZZ Joint Venture received proceeds of approximately $3.3 million under a short-term bank loan with ZaoZhuang Bank which is due and payable on September 9, 2014.  On August 1, 2013, we received proceeds of $100,000 and issued 136,986 shares of our common stock and issued warrants to acquire 136,986 shares of our common stock under a Unit Purchase Agreement with CVE.  In September and October 2012, we received $9.2 million of gross proceeds from sales of our common stock to Hongye. In October 2012, we received approximately $6.3 million of gross proceeds from sales of our common stock to Zhongmo.

We currently plan to use our available cash for (i) general and administrative expenses; (ii) debt service for the ZZ Joint Venture, including $1.2 million of principal that was repaid to ICBC in January 2014, and $3.2 million of principal due in September 2014 under the ZZ Short-term Loan unless such loan can be refinanced; (iii) $1.0 million royalty due for the Yima Joint Ventures’ license which was paid to GTI in January 2014; and (iv) working capital and other general corporate purposes.  We may also need to make additional contributions to the ZZ Joint Venture in order for it to meet its obligations until the ZZ Joint Venture generates sufficient cash flows to cover its operating costs and debt service.

Loan Agreement with ICBC

On March 22, 2007, the ZZ Joint Venture entered into a seven-year loan agreement and received approximately $12.6 million of loan proceeds pursuant to the terms of a Fixed Asset Loan Contract with ICBC to complete the project financing for the ZZ Joint Venture. Interest was adjusted annually based upon the standard rate announced each year by the People’s Bank of China, and as of  December 31, 2013, the applicable annual interest rate was 6.55%, payable monthly.  The final principal payment of RMB 7.3 million (approximately $1.2 million) was repaid in January 2014. As of December 31, 2013, the ZZ Joint Venture was in compliance with all covenants and obligations under the Fixed Asset Loan Contract.

Short-term Loan Agreement with Zaozhuang Bank Co., Ltd

On September 10, 2013, the ZZ Joint Venture entered into a short-term loan agreement with Zaozhuang Bank Co., Ltd., or the ZZ Short-term Loan, and received approximately $3.2 million of loan proceeds for the retrofit and related costs contemplated by the ZZ Cooperation Agreement. Key terms of the ZZ Short-term Loan are as follows:

•	Loan term is one year, due on September 9, 2014;

•	Interest is payable monthly at an annual rate of 10.8%;

•	Certain assets of the ZZ Joint Venture, including land use rights and the administration building, are pledged as collateral; and

•	Subject to customary events of default which, should one or more of them occur and be continuing, would permit Zaozhuang Bank Co., Ltd. to declare all amounts owing under the agreement to be due and payable immediately.

Current Operations and Projects

Zao Zhuang Joint Venture

Joint Venture Agreement

On July 6, 2006, the ZZ Joint Venture entered into a cooperative joint venture contract with Shandong Hai Hua Coal & Chemical Company Ltd., or Hai Hua, which established Synthesis Energy Systems (Zao Zhuang) New Gas Company Ltd., or the ZZ Joint Venture, a joint venture company that has the primary purposes of (i) developing, constructing and operating a syngas production plant utilizing the U-GAS® technology in Zao Zhuang City, Shandong Province, China and (ii) producing and selling syngas and the various byproducts of the plant. In August 2012, Hai Hua’s name was changed to Shandong Weijiao Group Xuecheng Energy Company Ltd., or Xuecheng Energy, after a change in control transaction. We own 97.6% of the ZZ Joint Venture and Xuecheng Energy owns the remaining 2.4%. We consolidate the results of the ZZ Joint Venture in our consolidated financial statements.

We successfully operated the ZZ Joint Venture’s syngas plant for over three years through September 2011, and since then held it idle while an expanded commercial structure was negotiated with Hai Hua.  During this operating period, the plant demonstrated the ability to process a wide range of coals, coal washery wastes and lignite coals from Inner Mongolia China and Australia.

On July 24, 2013, the ZZ Joint Venture entered into a cooperation agreement (the “ZZ Cooperation Agreement”) with Xuecheng Energy and its parent company, Shandong Xuejiao Chemical Co., Ltd. (collectively referred to as “Xuejiao”), which serves to supersede the existing syngas purchase and sale agreement among the parties dated October 22, 2006 and supplemented previously in 2008. The ZZ Cooperation Agreement, which became effective on October 31, 2013, represents the basis for an integrated syngas to methanol operation and resolution of the nonpayment of the contractual capacity fees by Xuejiao.  Under the terms of the ZZ Cooperation Agreement, Xuejiao will (i) provide the ZZ Joint Venture with use of their methanol plant for ten years at no cost to the ZZ Joint Venture, (ii) provide a bank loan guarantee of approximately $3.2 million for a majority of the financing necessary for the ZZ Joint Venture for the retrofit and related costs of the ZZ Joint Venture plant, (iii) waive certain advances previously made to the ZZ Joint Venture and (iv) supply discounted coke oven gas produced by its existing coke ovens to be used in combination with synthesis gas to produce refined methanol from the new ZZ Joint Venture integrated syngas methanol operation. The new integrated operation will be managed by the ZZ Joint Venture.

Effective October 31, 2013, the ZZ Joint Venture terminated and waived its claims to past due capacity fees owed by Xuejiao under the prior syngas purchase and sale agreement. Pursuant to the ZZ Cooperation Agreement, prior payments of approximately $1.8 million were applied to settling the prior payments due under the syngas purchase and sale agreement. As a result, the ZZ Joint Venture recognized these related party advances as product sales of approximately $1.5 million, net of value-added taxes, during the three months ended December 31, 2013.

The ZZ Joint Venture began producing and selling methanol in November 2013 and sold 10,127 tonnes of methanol during the three months ended December 31, 2013 generating approximately $4.4 million of revenue.  The ZZ Joint Venture has worked to complete the plant retrofits and equipment upgrades to enable increased methanol production from integrated syngas and coke oven gas feedstock.  The ZZ Joint Venture is now operating an integrated plant which has two operating modes where it (i) converts coke oven gas directly to methanol and (ii) converts coal to syngas, then blends the syngas and coke oven gas at a specific ratio to produce additional quantities of methanol.  The ZZ Joint Venture began producing and selling methanol in November 2013 from coke oven gas.  The ZZ Joint Venture restarted its syngas plant for approximately two weeks during December 2013. In January 2014, the ZZ Joint Venture produced methanol only from coke oven gas due to lower coke oven gas supplies during the cold weather.  The ZZ JV intends to campaign syngas production in order to optimize results. The syngas facility will generally operate when adequate coke oven gas supplies are available to achieve the correct syngas to coke oven gas blend ratio.  The ZZ Joint Venture expects to resume syngas production in the near term and is also working to secure additional sources of coke oven gas from a local supplier in order to increase methanol production.

Additionally, we are also evaluating alternative products and partnership structures for a possible expansion of the ZZ Joint Venture plant. In 2010, the ZZ Joint Venture received the necessary government approval for an expansion.  This expansion project remains under evaluation by us.  We are also evaluating certain new downstream technologies to produce high value products.

Until the ZZ Joint Venture generates sufficient cash flows to cover its operating costs and debt service, we may need to make additional contributions to the ZZ Joint Venture in order for it to meet its obligations, including the ZZ Short-term Loan due in September 2014 unless such loan can be refinanced.

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

The Yima Joint Venture plant’s refined methanol section has been fully commissioned and methanol production was approximately 80% of its capacity during the three months ended December 31, 2013.  The plant is designed to produce 300,000 tonnes per year of methanol from operating two of its three available gasifiers.

Under the terms of the joint venture agreements, the Yima Joint Ventures are to be governed by a board of directors consisting of eight directors, two of whom were appointed by us and six of whom were appointed by Yima. The joint ventures also have officers that are nominated by us, Yima and/or the board of directors pursuant to the terms of the joint venture contracts. We and Yima shall share the profits, and bear the risks and losses, of the joint ventures in proportion to our respective ownership interests. The term of the joint venture shall commence upon each joint venture company obtaining its business operating license and shall end 30 years after commercial operation of the plant.

We have experienced little ability to influence the Yima Joint Ventures’ operating performance and we are relying on Yima's management to achieve an efficient ramp up to full operations.  As of June 1, 2013, we concluded that we are unable to exercise significant influence over the Yima Joint Ventures, resulting in certain accounting changes described in “Note 2 – Joint Ventures - Yima Joint Ventures.”  Our conclusion regarding our lack of significant influence is based on our interactions with the Yima Joint Ventures related to the start-up and operations and due to various other circumstances including limited participation in operating and financial policymaking processes and our limited ability to influence technological decisions.  We are continuing to attempt to improve our influence on the Yima Joint Ventures.

We have included approximately $3.0 million of royalty costs due to GTI for the Yima Joint Ventures’ U-GAS® license as part of our investment in joint ventures on our consolidated balance sheet including a $1.5 million payment paid to GTI in June 2009 (when the amended joint venture contracts were signed), a $0.5 million payment in October 2013, and $1.0 million of payments in January 2014.

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

Outlook

Our strategies are focused on the continuing success of the ZZ Joint Venture’s methanol production including the syngas plant’s restart, and sourcing suitable partners for a significant portion of our SES China business and our other business verticals. The Yima Joint Venture plant’s refined methanol section has been fully commissioned and methanol production was approximately 80% of its capacity during the three months ended December 31, 2013.  The Yima Joint Venture plant is designed to produce 300,000 tonnes per year of methanol from operating two of its three available gasifiers and is providing a commercial demonstration of our technology on a much larger scale than the ZZ Joint Venture plant.  Our business is to create value by supplying our technology, equipment and services into global projects where lower cost low quality coals, coal wastes, municipal wastes, agricultural biomass, and other biomass feedstocks can be profitably converted through our proprietary gasification technology into clean synthesis gas, or syngas (a mixture of primarily hydrogen, carbon monoxide, and methane), which is then used to produce a variety of high value energy, power, and chemical products.

Our business model is to deploy our technology on a global basis via supplying a technology package, containing license rights to operate a project using our technology, gasification system equipment, and technology related services. As part of our overall strategy we intend to form strategic regional and market-based partnerships or business verticals where our technology offers advantages and through cooperating with these partners grow an installed base of projects. Through collaborative partnering arrangements we believe we will commercialize our technology much faster than entering these markets alone.  This is a low capital intensity business approach which we believe can generate attractive margins for us through providing our technology differentiated equipment and services in multiple market segments globally with a potential to build meaningful sales opportunities over time. We also believe that our technology business activities will help advance our capabilities and provide opportunities which may allow us to selectively participate as equity partners in such projects in the future. Additionally, we are continuing to improve our technology in ways we believe will enhance our competitive position. We are pursuing other possible technology licensing opportunities with third parties allowing us to build on our capability as demonstrated at both the ZZ Joint Venture and the Yima Joint Venture. We are focusing our efforts globally with our partners in countries with large low rank coal resources, but our principal operating activities to-date have focused on China and India.

We and GE Packaged Power, Inc., a subsidiary of GE, have agreed to jointly evaluate and market a distributed power generation unit combining our gasification technology with GE’s aeroderivative gas turbines. This application marketing arrangement will focus on regions of the world where conversion of non-conventional feedstock sources such as lignite and coal wastes into synthesis gas fuel via our technology may be highly price advantaged over conventional gas turbine fuel sources such as natural gas and fuel oil.  Together with GE, we have completed a preliminary evaluation of this application of our combined technologies. Under the terms of this agreement, the two businesses on a non-exclusive basis will complete the market evaluation and seek initial customers for this small scale power product. We, along with our distributed power collaborators, GE, ISTROENERGO GROUP, Inc. and TUTEN Ltd, have signed our first LOI with Karachi Electric Supply Company, or KESC. KESC is a large electric utility company in Karachi, Pakistan with over 2.3 GW of installed electric generating capacity. The exclusive LOI calls for a feasibility engineering and financial evaluation of a coal gasification power generation project with a capacity between 90 and 200 MW to be constructed near Karachi. The completed feasibility study will serve as the basis for further discussions and negotiations for a syngas power plant contract. We believe the distributed power segment offers opportunity over time to provide meaningful sales opportunities for our gasification technology and equipment systems. We intend to focus on the continued development of this business vertical.

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

We intend to focus on developing new opportunities for our proprietary technology whereby we may (i) integrate our technology package with downstream technologies to provide a fully integrated offering, (ii) partner with engineering, equipment and technology companies to provide our technology package into an integrated modular product offering, (iii) provide technology to enable coal resources to be integrated together with our technology where the coal resources may be of little commercial value without our conversion technology, or (iv) acquire or partner with owners of these coal resources to create more value and opportunity for us through the integration of our technology with the coal resource. We understand the need to partner in certain markets, and plan to do so with companies that we believe can help us accelerate our business. For example, we have entered into an agreement with Simon India Ltd, a subsidiary of Zuari Global Ltd, to exclusively market our technology in India where we believe the market for coal gasification plants is now developing due to large infrastructure growth demands and an increasing need for a variety of basic chemical and energy products. Our partnering approach in some cases is country specific and in some cases is industry or market segment specific. Additionally, where strategic relationships and capital and/or financing is available, we may acquire operating assets with potential to generate near term earnings and provide us with advantages in deploying our technology. Examples of such assets include methanol fuel-blending facilities, compressed natural gas fuel operations and operating coal mines. We are also actively pursuing business verticals in the diversified segments of transportation fuels, steel and fertilizers where our technology is specifically well suited and developing new downstream coal-to-chemicals and coal-to-energy projects which may expand our initial focus to include facilities producing SNG, MTG, glycol, and power and reducing gas for the steel industry.

SES China is intended to be a stand-alone business platform that encompasses all of our current and future business activities and initiatives in China.  We believe that SES China will better enable us to grow faster in China than otherwise possible and to better protect our intellectual property and technology in China.  In addition, we expect to work more effectively with our existing partners to efficiently leverage the other business verticals we are developing including clean renewable fuels and power businesses, direct reduction iron for the steel industry, clean coal-to-chemicals projects, and for longer term value creation, larger scale SNG projects utilizing low rank coal resources and biomass. We continue to make progress on partnering a significant portion of SES China with a financially strong and highly skilled Chinese company which desires to invest into the growth of China’s clean energy space and who recognize the opportunity afforded by our technology capability and business model.  We believe partnering a significant portion of SES China can, with the right Chinese partner, accelerate the commercialization of our technology on a global basis and will enable us to reduce our capital requirements to achieve this acceleration.

We are also actively pursuing new project partners to invest in our ongoing development efforts. The Yima Joint Venture plant’s refined methanol section has been fully commissioned and methanol production was approximately 80% of its capacity during the three months ended December 31, 2013.  The plant is designed to produce 300,000 tonnes per year of methanol from operating two of its three available gasifiers. The Yima Joint Venture plant is being closely watched by our potential customers and partners in China and globally. We expect the Yima project to be a major catalyst for securing much of the new business we have been developing.  We are a 25% partner in the Yima Joint Venture and will report dividend income only when future dividends are paid.

We believe that the ZZ Joint Venture plant has achieved significant success demonstrating our technology as well as our technical and operating capabilities. We are of the view that by improving financial performance and reducing operating costs at the ZZ Joint Venture plant our overall financial performance can be improved. On July 24, 2013, the ZZ Joint Venture entered into the ZZ Cooperation Agreement with Xuejiao, which serves to supersede the existing syngas purchase and sale agreement among the parties dated October 22, 2006 and supplemented in 2008. The ZZ Cooperation Agreement represents the basis for an integrated syngas to methanol operation and resolution of the nonpayment of the contractual capacity fees by Xuejiao. Under the terms of the Agreement, Xuejiao will (i) provide the ZZ Joint Venture with use of their methanol plant for ten years at no cost to the ZZ Joint Venture, (ii) has provided a bank loan guarantee of approximately $3.2 million for a majority of the financing necessary for the ZZ Joint Venture for the retrofit and related costs of the ZZ Joint Venture plant, (iii) waive certain advances previously made to the ZZ Joint Venture and (iv) supply discounted coke oven gas produced by its existing coke ovens to be used in combination with synthesis gas to produce refined methanol from the new ZZ Joint Venture integrated syngas to methanol operation. The new integrated operation is being managed by us effective October 31, 2013. Although the ZZ Joint Venture restarted its syngas plant for approximately two weeks during December 2013, it has since stopped syngas production and is currently only using coke oven gas as feedstock.  The ZZ Joint Venture plans to resume syngas production in the near term and is also working to secure additional sources of coke oven gas from a local supplier in order to increase its methanol production capability.

We believe that there is currently a shift in the coal gasification business toward the use of low quality, and therefore low cost, coals for coal-to-energy and chemicals projects. We believe China is a good example of this new direction in coal gasification. According to the International Energy Outlook 2013 from the U.S. Energy Information Administration, China’s natural gas consumption is estimated to reach 7.8 trillion cubic feet in 2020 but domestic production of natural gas in China is estimated to be 4.2 trillion cubic feet in 2020. Today, coal to SNG projects are beginning to progress and the Chinese government supports these types of coal to energy projects. Due to this estimated shortfall in natural gas, combined with the current encouragement from the Chinese government for these projects, we believe there is potential in China for several of these SNG projects which are anticipated to be very large scale as compared to previous coal-to-chemical projects that have been built in China. In addition, we believe many of these projects will be located in regions such as Inner Mongolia where very low cost lignite coals can be made available and are necessary to reduce the production cost of SNG. Our technology is well suited for this location due to its ability to process these low quality coals and to meet local requirements for clean production of syngas, without tars and oils produced by other technologies, and very low water usage for the overall process. In addition, Inner Mongolia government regulations permit higher quality coals to be made available to those companies that can cleanly gasify the low quality lignite coals. This creates the potential to sell the high quality coals directly to the market while operating the project on low cost lignite, further enhancing the overall financial performance and value created by the project.

Although we have made significant progress recently on partnering our China business, we expect to continue for a period of time to have negative operating cash flows until we are generating sufficient cash flows from our technology, equipment and services business and SES China (including our ZZ Joint Venture and the Yima Joint Ventures) to cover our general and administrative expenses and other operating costs. We will also limit the development of any further projects until we have assurances that acceptable financing is available to complete the project. We may pursue the development of selective projects with strong and credible partners or off-takers where we believe equity and debt can be raised or where we believe we can attract a financial partner to participate in the project and where the project would utilize our technology, equipment and services.

We currently plan to use our available cash for (i) general and administrative expenses; (ii) debt service for the ZZ Joint Venture, including $1.2 million of principal repaid to ICBC in January 2014, and $3.2 million of principal due in September 2014 under the ZZ Short-term Loan unless such loan can be refinanced; (iii) $1.0 million royalty due for the Yima Joint Ventures’ license which was paid to GTI in January 2014; and (iv) working capital and other general corporate purposes. We may also need to make additional contributions to the ZZ Joint Venture in order for it to meet its obligations until the ZZ Joint Venture generates sufficient cash flows to cover its operating costs and debt service. The actual allocation and timing of these expenditures will be dependent on various factors, including changes in our strategic relationships, commodity prices and industry conditions, and other factors that we cannot currently predict. In particular, any future decrease in economic activity in China or in other regions of the world in which we may in the future do business could significantly and adversely affect our results of operations and financial condition. Operating cash flows from our joint venture operating projects can be positively or negatively impacted by changes in coal and methanol prices. These are commodities where market pricing is often cyclical in nature.

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

We believe the following describes significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition

Revenue from sales of products, including the capacity fee and energy fee earned at the ZZ Joint Venture plant and sales of methanol under the ZZ Cooperation Agreement, and sales of equipment are recognized when the following elements are satisfied: (i) there are no uncertainties regarding customer acceptance; (ii) there is persuasive evidence that an agreement exists; (iii) delivery has occurred; (iv) the sales price is fixed or determinable; and (v) collectability is reasonably assured.

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

Impairment Evaluation of Long-Lived Assets

We evaluate our long-lived assets, including property, plant and equipment, equity investments in joint ventures and specifically identified intangibles, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. When we believe an impairment condition may have occurred, we are required to estimate the undiscounted future cash flows associated with a long-lived asset or group of long-lived assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities for long-lived assets that are expected to be held and used. We evaluate our operating plants as a whole. Production equipment at each plant is not evaluated for impairment separately, as it is integral to the assumed future operations of the plant. All construction and development projects are reviewed for impairment whenever there is an indication of potential reduction in fair value. If it is determined that it is no longer probable that the projects will be completed and all capitalized costs recovered through future operations, the carrying values of the projects would be written down to the recoverable value. If we determine that the undiscounted cash flows from an asset to be held and used are less than the carrying amount of the asset, or if we have classified an asset as held for sale, we estimate fair value to determine the amount of any impairment charge.

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

Interest rate risk

We are exposed to interest rate risk through our ZZ Joint Venture’s loans. Interest under these loans is adjusted annually based upon the standard rate announced each year by the People’s Bank of China. As of December 31, 2013, the applicable interest rate on the ZZ Joint Venture’s short-term bank loan with Zaozhuang Bank was 10.8%. We could also be exposed to the risk of rising interest rates through our future borrowing activities or refinancings. This is an inherent risk as borrowings mature and are renewed at then current market rates. The extent of this risk as to these loans, or any future borrowings, is not quantifiable or predictable because of the variability of future interest rates.

Customer credit risk

As our projects, including the ZZ Joint Venture plant’s methanol operations, progress to commercial operation, we may be exposed to the risk of financial non-performance by customers. To manage customer credit risk, we intend to monitor credit ratings of customers and seek to minimize exposure to any one customer where other customers are readily available.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2013 based on criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, management has concluded that we did maintain effective internal control over financial reporting as of December 31, 2013.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings.

None.

Item 1A. Risk Factors.

We will require substantial additional funding, and our failure to raise additional capital necessary to support and expand our operations could reduce our ability to compete and could harm our business.

As of December 31, 2013, we had $12.4 million in cash and cash equivalents. We currently plan to use our available cash for (i) general and administrative expenses; (ii) debt service for the ZZ Joint Venture, including $1.2 million of principal repaid to ICBC in January 2014, and $3.2 million of principal due in September 2014 under the ZZ Short-term Loan unless such loan can be refinanced; (iii) $1.0 million royalty due for the Yima Joint Ventures’ license which was paid in January 2014; and (iv) working capital and other general corporate purposes. We may also need to make additional contributions to the ZZ Joint Venture in order for it to meet its obligations until the ZZ Joint Venture generates sufficient cash flows to cover its operating costs and debt service. The actual allocation and timing of these expenditures will be dependent on various factors, including changes in our strategic relationships, commodity prices and industry conditions, and other factors that we cannot currently predict. In particular, any future decrease in economic activity in China or in other regions of the world in which we may in the future do business could significantly and adversely affect our results of operations and financial condition. Operating cash flows from our joint venture operating projects can be positively or negatively impacted by changes in coal and methanol prices. These are commodities where market pricing is often cyclical in nature.

Although we made significant progress recently on partnering our China business, we expect to continue for a period of time to have negative operating cash flows until we are generating sufficient cash flows from our technology, equipment and services business and SES China (including the ZZ Joint Venture and the Yima Joint Ventures) to cover our general and administrative expenses and other operating costs. We will also limit the development of any further projects until we have assurances that acceptable financing is available to complete the project. We may pursue the development of selective projects with strong and credible partners or off-takers where we believe equity and debt can be raised or where we believe we can attract a financial partner to participate in the project and where the project would utilize our technology, equipment and services.

 We do not currently have all of the financial and human resources to fully develop and execute on all of our other business opportunities; however, we intend to finance our development through paid services, technology access fees, equity financings and by securing financial and strategic partners focused on development of these opportunities. We can make no assurances that our business operations will provide us with sufficient cash flows to continue our operations. We will need to raise additional capital through equity and debt financing for any new ventures that are developed, to support our existing projects and possible expansions thereof and for our corporate general and administrative expenses. As a result of our focus on financing activities, particularly in China, we have identified strategic parties that have expressed interest in helping us grow SES China’s business and we are evaluating these options. We are considering a full range of financing options in order to create the most value in the context of the increasing interest we are witnessing in our proprietary technology.

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

None.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. All statements other than statements of historical fact are forward-looking statements. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected. Among those risks, trends and uncertainties are: the development stage of our operations; the ability of the ZZ joint venture to effectively operate XE's methanol plant and produce methanol; the ability of the Yima project to produce earnings and pay dividends; our ability to secure a partner for our China business initiative; our ability to develop our power business unit and marketing arrangement with GE and our other business verticals, steel and renewables; our ability to successfully develop our licensing business; our ability to reduce operating costs; the limited history and viability of our technology; commodity prices and the availability and terms of financing opportunities; our ability to obtain the necessary approvals and permits for future projects; our ability to raise additional capital and our estimate of the sufficiency of existing capital sources; the sufficiency of internal controls and procedures; and our results of operations in foreign countries where we are developing projects, such as India. Although we believe that in making such forward-looking statements our expectations are based upon reasonable assumptions, such statements may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. We cannot assure you that the assumptions upon which these statements are based will prove to have been correct.

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

SYNTHESIS ENERGY SYSTEMS, INC.

Date: February 6, 2014	By:	/s/ Robert Rigdon
Robert Rigdon
President and Chief Executive Officer

Date: February 6, 2014	By:	/s/ Charles Costenbader
Charles Costenbader
Chief Financial Officer

