Form 10-Q
period 2014-03-31
SYNTHESIS ENERGY SYSTEMS INC
filed 2014-05-14
CIK 1375063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

________________

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: ____________ to: ____________

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

Yes ☐ No ☑

As of May 9, 2014 there were 72,811,830 shares of the registrant’s common stock, par value $.01 per share, outstanding.

TABLE OF CONTENTS

Page

PART 1. Financial Information

Item 1. Financial Statements	1

Consolidated Balance Sheets as of March 31, 2014 (unaudited) and June 30, 2013	1

Consolidated Statements of Operations for the Three Months Ended March 31, 2014 and 2013 (unaudited)	2

Consolidated Statements of Operations for the Nine Months Ended March 31, 2014 and 2013 and the period from November 4, 2003 (inception) to March 31, 2014 (unaudited)	3

Consolidated Statements of Comprehensive Loss for the Three and Nine Months ended March 31, 2014 and 2013 and the period from November 4, 2003 (inception) to March 31, 2014 (unaudited)	4

Consolidated Statements of Cash Flows for the Nine Months ended March 31, 2014 and 2013 and the period from November 4, 2003 (inception) to March 31, 2014 (unaudited)	5

Consolidated Statements of Stockholders’ Equity for the period from June 30, 2013 to March 31, 2014 (unaudited)	6

Notes to the Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3. Quantitative and Qualitative Disclosure about Market Risk	36

Item 4. Controls and Procedures	37

PART II. Other Information

Item 1. Legal Proceedings	38

Item 1A. Risk Factors	38

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 3. Defaults Upon Senior Securities	41

Item 4. Mine Safety Disclosures	41

Item 5. Other Information	41

Item 6. Exhibits	43

PART I

Item 1. Financial Statements

SYNTHESIS ENERGY SYSTEMS, INC.

(A Development Stage Enterprise)

Consolidated Balance Sheets

(In thousands, except per share amount)

	March 31, 2014	June 30, 2013
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$21,721	$15,870
Accounts receivable, net	2	2
Accounts receivable-related party	674	—
Prepaid expenses and other currents assets	1,859	2,636
Inventory	994	—

Total current assets	25,250	18,508

Property, plant and equipment, net	31,886	32,641
Intangible asset, net	963	1,060
Investment in joint ventures	34,856	33,311
Other long-term assets	2,476	2,844

Total assets	$95,431	$88,364

LIABILITIES AND EQUITY
Current liabilities:
Accrued expenses and accounts payable	$7,335	$7,632
Short-term bank loan	3,251	—
Current portion of long-term bank loan	—	2,428

Total current liabilities	10,586	10,060

Total liabilities	10,586	10,060

Commitment and contingencies

Common stock, $0.01 par value: 200,000 shares authorized: 72,711 and 63,583 shares issued and outstanding, respectively	727	636
Additional paid-in capital	240,471	224,337
Deficit accumulated during development stage	(161,489)	(151,741)
Accumulated other comprehensive income	6,064	5,958
Total stockholders’ equity	85,773	79,190
Noncontrolling interests in subsidiaries	(928)	(886)

Total equity	84,845	78,304

Total liabilities and equity	$95,431	$88,364

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.

(A Development Stage Enterprise)

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013

Revenue:
Product sales	$4,600	$—
Technology licensing and related services	—	303
Related party sale	2,635	—
Total revenue	7,235	303

Costs and expenses:
Costs of sales and plant operating expenses	7,806	275
General and administrative expenses	2,536	3,331
Stock-based compensation expense	336	1,195
Depreciation and amortization	596	576

Total costs and expenses	11,274	5,377

Operating loss	(4,039)	(5,074)

Non-operating (income) expense:
Equity in losses of joint ventures	1	242
Foreign currency losses	48	22
Interest income	(6)	(12)
Interest expense	101	74

Net loss	(4,183)	(5,400)

Less: net attributable to noncontrolling interests	33	20

Net loss attributable to stockholders	$(4,150)	$(5,380)

Net loss per share:
Basic and diluted	$(0.06)	$(0.09)

Weighted average common shares outstanding:
Basic and diluted	64,266	63,007

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.

(A Development Stage Enterprise)

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

			November 4, 2003
	Nine Months Ended		(inception) to
	March 31,		March 31,
	2014	2013	2014

Revenue:
Product sales	$10,514	$—	$32,069
Technology licensing and related services	—	387	3,367
Related party sale	2,635	—	2,635
Other	—	—	607
Total revenue	13,149	387	38,678

Costs and Expenses:
Costs of sales and plant operating expenses	11,933	538	45,034
General and administrative expenses	7,141	9,552	107,359
Asset impairment losses	—	—	9,075
Stock-based compensation expense	1,855	1,467	26,045
Depreciation and amortization	1,727	1,722	16,135

Total costs and expenses	22,656	13,279	203,648

Operating loss	(9,507)	(12,892)	(164,970)

Non-operating (income) expense:
Equity in losses of joint ventures	2	1,159	3,659
Foreign currency (gains) losses	5	(26)	(2,428)
Interest income	(22)	(41)	(3,209)
Interest expense	292	249	3,874

Net loss	(9,784)	(14,233)	(166,866)

Less: net (income) loss attributable to noncontrolling interests	36	(32)	5,377

Net loss attributable to stockholders	$(9,748)	$(14,265)	$(161,489)

Net loss per share:
Basic and diluted	$(0.15)	$(0.24)	$(3.83)

Weighted average common shares outstanding:
Basic and diluted	63,886	59,080	42,170

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.

(A Development Stage Enterprise)

Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

					November 4, 2003 (Inception)
	Three Months Ended March 31,		Nine Months Ended March 31,		to March 31,
	2014	2013	2014	2013	2014
Net loss, as reported	$(4,183)	$(5,400)	$(9,784)	$(14,233)	$(166,866)
Unrealized foreign currency translation adjustment	(229)	148	100	328	6,057
Comprehensive loss	(4,412)	(5,252)	(9,684)	(13,905)	(160,809)
Less comprehensive (income) loss attributable to noncontrolling interests	39	24	42	(34)	5,384
Comprehensive loss attributable to the Company	$(4,373)	$(5,228)	$(9,642)	$(13,939)	$(155,425)

See accompanying notes to the consolidated financial statements

SYNTHESIS ENERGY SYSTEMS, INC.

(A Development Stage Enterprise)

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

			November 4, 2003
	Nine Months Ended		(inception) to
	March 31,		March 31,
	2014	2013	2014

Cash flows from operating activities:
Net loss	$(9,784)	$(14,233)	$(166,866)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,855	1,467	26,045
Depreciation of property, plant and equipment	1,532	1,561	14,434
Amortization of intangible and other assets	195	161	1,701
Equity in losses of joint ventures	2	1,159	3,659
Foreign currency (gains) losses	5	(26)	(2,428)
Loss on disposal of property, plant and equipment	—	1	167
Write-off of deferred financing costs	—	—	1,004
Asset impairment losses	—	—	9,075
Changes in operating assets and liabilities:
Accounts receivable	(675)	245	(478)
Prepaid expenses and other current assets	917	(421)	(943)
Inventory	(1,003)	2	(1,539)
Other long-term assets	283	(87)	(1,183)
Accrued expenses and payables	(479)	(228)	2,680
Net cash used in operating activities	(7,152)	(10,399)	(114,672)
Cash flows from investing activities:
Capital expenditures	(765)	(12)	(38,864)
Equity investment in joint ventures	(1,547)	(581)	(33,771)
Purchase of marketable securities	—	—	(45,000)
Redemption of marketable securities	—	—	45,000
GTI license royalty payments – Yima joint ventures	—	—	(1,500)
Other license royalty payments	—	—	(1,250)
Restricted cash – redemptions of certificates of deposit	—	—	(50)
Amendment to GTI license rights	—	—	(500)
Purchase of land use rights	—	—	(1,896)
Receipt of Chinese governmental grant	—	—	556
Project prepayments	—	—	(3,210)
Net cash used in investing activities	(2,312)	(593)	(80,485)
Cash flows from financing activities:
Payments on long-term bank loan	(2,448)	(2,443)	(14,198)
Proceeds from long-term bank loan	—	—	12,081
Refund of advance toward sale of common stock	—	(1,000)	—
Proceeds from short-term bank loan	3,253	—	3,253
Proceeds from exercise of stock options, net	228	—	1,157
Proceeds from issuance of common stock, net	14,261	14,877	209,107
Prepaid interest	—	—	(276)
Financing costs	—	—	(143)
Contributions from noncontrolling interest partners	—	—	4,456
Loans from shareholders	—	—	11
Net cash provided by financing activities	15,294	11,434	215,448
Net increase in cash	5,830	442	20,291
Cash and cash equivalents, beginning of period	15,870	18,035	—
Effect of exchange rates on cash	21	(15)	1,430
Cash and cash equivalents, end of period	$21,721	$18,462	$21,721

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.

(A Development Stage Enterprise)

Consolidated Statement of Equity

(In thousands)

(Unaudited)

	Common Stock			Deficit Accumulated During the	Accumulated Other	Non-
	Shares	Amount	Additional Paid-in Capital	Development Stage	Comprehensive Income	controlling Interest	Total
Balance at June 30, 2013	63,583	$636	$224,337	$(151,741)	$5,958	$(886)	$78,304
Net loss	—	—	—	(9,748)	—	(36)	(9,784)
Currency translation adjustment	—	—	—	—	106	(6)	100
Net proceeds from issuance of common stock	8,470	84	14,058	—	—	—	14,142
Exercise of stock options and warrants	658	7	221	—	—	—	228
Stock-based compensation expense	—	—	1,855	—	—	—	1,855
Balance at March 31, 2014	72,711	$727	$240,471	$(161,489)	$6,064	$(928)	$84,845

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

(b) Basis of presentation and principles of consolidation

The consolidated financial statements for the periods presented are unaudited and reflect all adjustments, consisting of normal recurring items, which management considers necessary for a fair statement. Operating results for the three month and nine months periods ended March 31, 2014 are not necessarily indicative of results to be expected for the fiscal year ending June 30, 2014.

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

(c) Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the average cost method. Inventories include finish goods (methanol) and raw materials which are expensed to cost of sales when sold or consumed.

(d) Accounting for Variable Interest Entities (“VIEs”) and Financial Statement Consolidation Criteria

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

The following tables provide additional information on the ZZ Joint Venture’s assets and liabilities as of March 31, 2014 and June 30, 2013 which are consolidated within the Company’s consolidated balance sheets (in thousands):

	March 31, 2014
	Consolidated	ZZ Joint Venture (1)	%(2)

Current assets	$25,250	$3,117	12%
Long-term assets	70,181	33,582	48%
Total assets	$95,431	$36,699	38%

Current liabilities	$10,586	$6,981	66%
Equity	84,845	29,718	35%
Total liabilities and equity	$95,431	$36,699	38%

	June 30, 2013
	Consolidated	ZZ Joint Venture (1)	%(2)

Current assets	$18,508	$523	3%
Long-term assets	69,856	34,742	50%
Total assets	$88,364	$35,265	40%

Current liabilities	$10,060	$4,529	45%
Equity	78,304	30,736	39%
Total liabilities and equity	$88,364	$35,265	40%

(1)	Amounts reflect information for the ZZ Joint Venture and exclude intercompany items.
(2)	ZZ Joint Venture’s percentage of the amount on the Company’s consolidated balance sheets.

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

The Company has determined that SES Resource Solutions, Ltd. (“SRS”) which was formed in June 2011 is a VIE and that the Company is not the primary beneficiary since neither the Company nor Midas Resources AG control SRS since each have a 50% ownership interest in SRS and the control, risks and benefits of SRS are shared equally. SRS had no assets or liabilities as of March 31, 2014 and is inactive.

The Company has determined that the ZCM-SES is VIE and that ZCM, the joint venture partner, is the primary beneficiary since ZCM has a 65% ownership interest in the Joint Venture and has the power to direct the activities of the VIE that most significantly influence the VIE’s performance.

The Company has determined that the GC Joint Venture is a VIE and has determined that it is the primary beneficiary since the Company has a 51% ownership interest in the GC Joint Venture and since there are no qualitative factors that would preclude the Company from being deemed the primary beneficiary. There were no significant assets recorded within the GC Joint Venture as of March 31, 2014 or June 30, 2013. There were however, current liabilities of approximately $1.2 million as of March 31, 2014 and June 30, 2013 related to unpaid settlements of amounts due to various contractors from the initial construction work for the project. The GC Joint Venture project is not currently being developed and the Company is continuing to work to liquidate and ultimately dissolve the GC Joint Venture.

(e) Revenue Recognition

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

(f) Fair value measurements

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

The Company’s financial assets and liabilities are classified based on the lowest level of input that is significant for the fair value measurement. The following table summarizes the valuation of the Company’s financial assets by pricing levels, as of March 31, 2014 and June 30, 2013 (in thousands):

	March 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Certificates of Deposit	$—	$ 50 (1)	$—	$50
Money Market Funds	—	18,462 (2)	—	18,462

Liabilities:
Short-term bank loan	—	3,251 (3)	—	3,251

	June 30, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Certificates of Deposit	$—	$ 50 (1)	$—	$50
Money Market Funds	—	8,752 (2)	—	8,752

Liabilities:
Long-term bank loan	—	2,428 (4)	—	2,428

(1)	Amount included in current assets on the Company’s consolidated balance sheets.
(2)	Amount included in cash and cash equivalents on the Company’s consolidated balance sheets.
(3)	Amount included in current liabilities on the Company’s consolidated balance sheets.

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

The ZZ Joint Venture began producing and selling methanol in November 2013 and sold 22,791 tonnes of methanol during the nine months ended March 31, 2014 generating approximately $9.0 million of revenue. The Company assumed operational control of the integrated methanol production facility in October 2013 under a restructured commercial arrangement. The ZZ Joint Venture has worked to complete the plant retrofits and equipment upgrades to enable increased methanol production from integrated syngas and coke oven gas feedstock. The ZZ Joint Venture is now operating an integrated plant which has two operating modes where it (i) converts coke oven gas directly to methanol and (ii) converts coal to syngas, then blends the syngas and coke oven gas at a specific ratio to produce additional quantities of methanol.  The ZZ Joint Venture began producing and selling methanol in November 2013 from coke oven gas. The ZZ Joint Venture restarted its syngas plant for approximately two weeks during December 2013. In January 2014, the ZZ Joint Venture produced methanol only from coke oven gas due to lower coke oven gas supplies during the cold weather. The ZZ Joint Venture intends to manage syngas production in order to optimize results. The syngas facility will generally operate when adequate coke oven gas supplies are available to achieve the correct syngas to coke oven gas blend ratio. The ZZ Joint Venture also recently executed agreements to secure an additional minimum 4,000 normal cubic meters per hour of coke oven gas from a local supplier, with a target of 5,000 normal cubic meters per hour, in order to increase methanol production and reduce supply risks. This additional coke oven gas represents approximately a 30% increase in feedstock supply for the ZZ Joint Venture Plant.

Additionally, the Company is also evaluating alternative products and partnership structures for a possible future expansion of the ZZ Joint Venture plant. In 2010, the ZZ Joint Venture received the necessary government approval for an expansion into monoethylene glycol production. This expansion project remains under evaluation by the Company. The Company is also evaluating certain new downstream technologies to produce high value products.

Although the Company intends for the ZZ Joint Venture to sustain itself through its own earnings in the near term, the Company may need to make additional contributions to the ZZ Joint Venture in order for it to meet its obligations, including the ZZ Short-term Loan (defined below) due in September 2014 unless such loan can be refinanced.

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

The Yima Joint Venture plant’s refined methanol section was fully commissioned in December 2013, and has operated at limited capacity since that date. Methanol production was approximately 27% of its capacity during the three months ended March 31, 2014. The plant is designed to produce 300,000 tonnes per year of methanol from operating two of its three available gasifiers and has achieved 100% peak syngas production levels and 80% peak methanol production levels. Yima has recently initiated an outage in March that should allow the plant to make improvements to the upstream and downstream units adjacent to the Company’s gasification systems at the Yima Joint Venture plant. Most of these are punch-list items, along with the improvements which have been learned from the past year’s operation at the plant. The improvements are currently scheduled to be completed in the next two to four months.

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

The Company has included approximately $3.0 million of royalty costs due to GTI for the Yima Joint Ventures’ U-GAS® license as part of its investment in joint ventures on its consolidated balance sheet, including a $1.5 million payment paid to GTI in June 2009 (when the amended joint venture contracts were signed), a $0.5 million payment in October 2013, and $1.0 million of payments in January 2014.

Until May 31, 2013, the Company accounted for its equity interest in the Yima Joint Ventures under the equity method of accounting. Under this method, the Company recorded its proportionate share of the Yima Joint Ventures’ net income or loss based on the Yima Joint Venture’s financial results. As of June 1, 2013, the Company changed to the cost method of accounting because the Company concluded that it is unable to exercise significant influence over the Yima Joint Ventures. The Company’s conclusion regarding its lack of significant influence is based on its interactions with the Yima Joint Ventures related to the start-up and operations and due to various other circumstances including limited participation in operating and financial policymaking processes and the Company’s limited ability to influence technological decisions. There was no equity in losses of the Yima Joint Ventures recognized for financial reporting purposes for the three months and nine months ended March 31, 2014 since the Company changed from the equity method to the cost method of accounting as of June 1, 2013. The Company’s equity in losses of the Yima Joint Ventures for the three months and nine months ended March 31, 2013 were $0.2 million and $0.6 million, respectively.

In January 2011, the Company signed gasifier sales agreements with the Yima Joint Ventures to sell gasifiers and gasifier related equipment for an aggregate contract price of $3.0 million. A portion of the equipment associated with these orders was ordered from ZCM (as defined under “Joint Venture with ZCM” in this Note 2). The gasifiers were completed and delivered in January 2012 to the Yima Joint Ventures. As of March 31, 2014, the Yima Joint Ventures had paid $2.4 million of the total contract price and still owed the remaining payment approximately of $0.67 million to the Company. The Company still owed $0.67 million to both ZCM and an additional vendor associated with the equipment purchase, which is accrued as a current liability on the Company’s consolidated balance sheet.

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

As of March 31, 2014, the Company had funded approximately $1.7 million to SRS. In December 2012, SRS suspended its activities due to the unavailability of financing for coal resources, therefore the Company’s contributions to SRS are expected to be minimal unless its activities resume.

The Company’s investment in SRS is accounted for using the equity method. SRS has no assets or liabilities as amounts are funded by the Company as costs are incurred. The following table presents summarized unconsolidated income statement data for SRS (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Income statement data:

Revenue	$—	$—	$—	$—
Operating loss	(3)	(77)	(5)	(1,163)
Net loss	(3)	(77)	(5)	(1,163)

Joint Venture with ZCM

Joint Venture Contract

On February 14, 2014, SES Asia Technologies Limited, a wholly owned subsidiary of the Company entered into a Joint Venture Contract (the “JV Contract”) with Zhangjiagang Chemical Machinery Co., Ltd. (“ZCM”) to form SES-ZCM Clean Energy Technologies Limited (the “ZCM Joint Venture”). The purpose of the ZCM Joint Venture is to establish the Company’s gasification technology as the leading gasification technology in the ZCM Joint Venture territory (which is initially China, Indonesia, the Philippines, Vietnam, Mongolia and Malaysia) by becoming a leading provider of proprietary equipment for the technology. The scope of the ZCM Joint Venture is to market and license the Company’s gasification technology via project sublicenses; procurement and sale of proprietary equipment and services; coal testing; and engineering, procurement and research and development related to the technology. ZCM is contributing RMB 100,000,000 (approximately USD $16 million) in cash to the ZCM Joint Venture, and own approximately 65% of the ZCM Joint Venture, and the Company has contributed an exclusive license to use of its technology in the ZCM Joint Venture territory pursuant to the terms of a Technology Usage and Contribution Agreement entered into among the ZCM Joint Venture, ZCM and the Company (the “TUCA”) on the same date, and owns approximately 35% of the ZCM Joint Venture.

Under the JV Contract, neither party may transfer their interests in the ZCM Joint Venture without first offering such interests to the other party. Notwithstanding this, the Company has the right until 30 days after the first project sublicense is entered into by the ZCM Joint Venture to transfer 5% of its interest to a financial investor. If the Company elects not to transfer such 5% interest during that period, ZCM has the option to purchase such interest from the Company for RMB 10,000,000 (approximately USD$1.6 million).

The JV Contract also includes a non-competition provision which requires that the JV be the exclusive legal entity within the ZCM Joint Venture territory for the marketing and sale of any gasification technology or related equipment that utilizes low quality coal feedstock. Notwithstanding this, ZCM has the right to manufacture and sell gasification equipment outside the scope of the ZCM Joint Venture within the ZCM Joint Venture territory. In addition, the Company has the right to develop and invest equity in projects outside of the ZCM Joint Venture within the ZCM Joint Venture territory. After the termination of the ZCM Joint Venture, ZCM must obtain written consent from the Company for the market development of any gasification technology that utilizes feedstock in the ZCM Joint Venture territory.

The JV Contract may be terminated upon, among other things, (i) a material breach of the JV Contract which is not cured, (ii) a violation of the TUCA, (iii) the failure to obtain positive net income within 24 months of establishing the ZCM Joint Venture or (iv) mutual agreement of the parties.

On March 18, 2014, the ZCM Joint Venture received the required 20-year business license from the State Administration for Industry & Commerce of the People’s Republic of China (SAIC) in Zhangjiagang. On April 8, 2014, the transactions were completed and the ZCM Joint Venture began operations.

Technology Usage and Contribution Agreement

Pursuant to the TUCA, the Company has contributed to the ZCM Joint Venture the exclusive right to the Company’s gasification technology in the ZCM Joint Venture territory, including the right to: (i) grant site specific project sub-licenses to third parties; (ii) use the Company’s marks for proprietary equipment and services; (iii) engineer and/or design processes that utilize the Company’s technology or other Company intellectual property; (iv) provide engineering and design services for joint venture projects and (v) take over the development of projects in the ZCM Joint Venture territory that have previously been developed by the Company and its affiliates.

The ZCM Joint Venture will be the exclusive operational entity for business relating to the Company’s technology in the ZCM Joint Venture Territory. If the ZCM Joint Venture loses exclusivity due to a Company breach, ZCM is to be compensated for direct losses and all lost project profits. The Company will also provide training for technical personnel of the ZCM Joint Venture through the second anniversary of the establishment of the ZCM Joint Venture. The Company will also provide a review of engineering works for the ZCM Joint Venture. If modifications are suggested by the Company and not made, the ZCM Joint Venture bears the liability resulting from such failure. If the Company suggests modifications and there is still liability resulting from the engineering work, it is the liability of the Company.

Any party making, whether patentable or not, improvements relating to the Company technology after the establishment of the ZCM Joint Venture, grants to the other Party an irrevocable, non-exclusive, royalty free right to use or license such improvements and agrees to make such improvements available to the Company free of charge. All such improvements shall become part of the Company’s technology and both parties shall have the same rights, licenses and obligations with respect to the improvement as contemplated by the TUCA.

The ZCM Joint Venture will establish an Intellectual Property Committee, with two representatives from the ZCM Joint Venture and two from the Company. The Committee is expected to be established within the next fiscal quarter. This Committee shall review all improvements and protection measures and recommend actions to be taken by the ZCM Joint Venture in furtherance thereof. Notwithstanding this, each party is entitled to take actions on its own to protect intellectual property rights.

Any breach of or default under the TUCA which is not cured on notice entitles the non-breaching party to terminate. The parties can suspend performance of the TUCA in the event of a dispute if the dispute poses a significant adverse impact on performance. The ZCM Joint Venture indemnifies the Company for misuse of the Company’s technology or infringement of the Company’s technology upon rights of any third party.

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

On March 24, 2014, the Company raised gross proceeds of approximately $15 million through the sale of 8,333,341 shares of common stock plus warrants to acquire 4,166,667 shares of common stock. The aggregate fair value of these warrants was approximately $3.97 million. The warrants have an exercise price of $2.16 per share and a three-year term from the date of issuance. In connection with this offering, the Company paid commissions and other offering-related expenses of approximately $1.0 million in cash and also issued warrants to the placement agent to acquire 500,000 shares of common stock. The aggregate fair value of these warrants was approximately $0.6 million. The warrants have an exercise price of $2.25 per share and a five-year term from the date of issuance.

As of March 31, 2014, the Company had outstanding stock option and restricted stock awards granted under the Company’s Amended and Restated 2005 Incentive Plan, as amended (the “Incentive Plan”), under which the Company’s stockholders have authorized a total of 9,800,000 shares of common stock for awards under the Incentive Plan. As of March 31, 2014, there were 69,879 shares authorized for future issuance pursuant to the Incentive Plan. Under the Incentive Plan, the Company may grant incentive and non-qualified stock options, stock appreciation rights, restricted stock units and other stock-based awards to officers, directors, employees and non-employees. Stock option awards generally vest ratably over a one to four year period and expire ten years after the date of grant.

Stock option activity during the nine months ended March 31, 2014 was as follows:

Shares of Common Stock Underlying
Stock Options

Outstanding at June 30, 2013	7,404,692
Granted	899,687
Exercised	(408,250)
Forfeited/Canceled	(46,250)
Outstanding at March 31, 2014	7,849,879
Exercisable at March 31, 2014	6,788,894

The fair values for the stock options granted during the nine months ended March 31, 2014 were estimated at the date of grant using a Black-Scholes-Morton option-pricing model with the following weighted-average assumptions:

Risk-free rate of return	1.6%
Expected life of award	5.2 years
Expected dividend yield	0.0%
Expected volatility of stock	99%
Weighted-average grant date fair value	$0.97

Stock warrant activity during the nine months ended March 31, 2014 was as follows:

Shares of Common Stock Underlying
Stock Warrants

Outstanding at June 30, 2013	1,649,438
Warrants issued	5,553,653
Exercised	(586,424)
Forfeited	—
Outstanding at March 31, 2014	6,616,667

The fair values of the warrants issued during the nine months ended March 31, 2014 were estimated using a Black-Scholes-Morton option-pricing model with the following weighted-average assumptions:

Risk-free rate of return	1.3%
Expected life of award	4.2 years
Expected dividend yield	0.0%
Expected volatility of stock	88%
Weighted-average grant date fair value	$0.92

The following table presents stock based compensation expense attributable to stock option awards issued under the Incentive Plan and attributable to warrants and stock issued or sold to consultants (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013

Incentive Plan	$336	$372	$822	$644
Consultants	—	823	1,033	823
Total stock-based compensation expense	$336	$1,195	$1,855	$1,467

Note 5 – Net Loss Per Share

Historical net loss per share of common stock is computed using the weighted average number of shares of common stock outstanding. Basic loss per share excludes dilution and is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Stock options, warrants and unvested restricted stock are the only potential dilutive share equivalents the Company has outstanding for the periods presented. For the three months and nine months ended March 31, 2014 and 2013 and the period from November 4, 2003 (inception) to March 31, 2014, options and warrants to purchase common stock were excluded from the computation of diluted earnings per share as their effect would have been antidilutive as the Company incurred net losses during those periods.

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

The ZZ Joint Venture began producing and selling methanol in November 2013 and sold 12,664 tonnes of methanol during the three months ended March 31, 2014. The ZZ Joint Venture has worked to complete the plant retrofits and equipment upgrades to enable increased methanol production from integrated syngas and coke oven gas feedstock. Although the ZZ Joint Venture restarted its syngas plant for approximately two weeks during December 2013, it has since stopped syngas production and is currently only using coke oven gas only as feedstock. The ZZ Joint Venture plans to manage syngas production rates to optimize its operation and has secured additional sources of coke oven gas from a local supplier in order to increase methanol production. There can be no assurances that the methanol production operations contemplated by the ZZ Cooperation Agreement will be profitable. Profitability will be dependent on, among other things, our management of the operations of the plant, pricing of methanol, coal and power, and maintaining necessary government approvals.

The Yima Joint Venture plant’s refined methanol section was fully commissioned in December 2013, and has operated at limited capacity since that date. Methanol production was approximately 27% of its capacity during the three months ended March 31, 2014. The plant is designed to produce 300,000 tonnes per year of methanol from operating two of its three available gasifiers and has achieved 100% peak syngas production levels and 80% peak methanol production levels. Yima has recently initiated an outage in March that should allow the plant to make improvements to the upstream and downstream units adjacent to the Company’s gasification systems at the Yima Joint Venture plant. Most of these are punch-list items, along with the improvements which have been learned from the past year’s operation at the plant. The improvements are currently scheduled to be completed in the next two to four months. The Company has limited influence on the operating and financial policymaking of the Yima Joint Ventures. There can be no assurances that the Yima Joint Ventures’ operations will be profitable or that dividends will be paid to the Company. There have been a variety of minor construction related shutdowns which are normally seen in the startup of these types of facilities, but the shutdowns have generally not been related to the gasifier systems. In addition, the Yima Joint Ventures still owe the Company approximately $0.67 million for certain gasifiers and gasifier related equipment delivered in 2012, a portion of which is due from the Company to ZCM and the balance to a second vendor for providing equipment associated with the gasifiers. It is unclear when or if the balance of this money will be paid to the Company from the Yima Joint Venture.

Although the Company has made significant progress recently on partnering its China business, the Company expects to continue for a period of time to have negative operating cash flows until it can generate sufficient cash flows from its technology, equipment and services business and SES China (including the ZZ Joint Venture, the Yima Joint Ventures and the ZCM Joint Venture) to cover its general and administrative expenses and other operating costs. In addition, the Company may need to aggressively pursue additional partners in China and may need to seek other equity financing or reduce its operating expenses. The Company will also limit the development of any further projects until it has assurances that acceptable financing is available to complete the project.

The Company currently plans to use its available cash for (i) general and administrative expenses; (ii) executing our strategy to develop market based business verticals, (iii) if we are unable to refinance the loan, debt service for the $3.2 million of principal due in September 2014 under the ZZ Short-term Loan; (iv) securing orders and other associated tasks associated with our distributed power initiatives such as in Pakistan with General Electric; and (v) working capital and other general corporate purposes. Although the Company intends for the ZZ Joint Venture to sustain itself through its own earnings in the near term, the Company may also need to make additional contributions to the ZZ Joint Venture in order for it to meet its obligations until the ZZ Joint Venture generates sufficient cash flows to cover its operating costs and debt service. The actual allocation and timing of these expenditures will be dependent on various factors, including changes in the Company’s strategic relationships, commodity prices and industry conditions, and other factors that the Company cannot currently predict. In particular, any future decrease in economic activity in China or in other regions of the world in which the Company may in the future do business could significantly and adversely affect its operating results and financial condition. Operating cash flows from joint venture operating projects can be positively or negatively impacted by changes in coal, power and methanol prices. These are commodities where market pricing is often cyclical in nature and can be volatile.

The Company does not currently have all of the financial and human resources to fully develop and execute on all of its other business opportunities; however, the Company intends to finance their development through paid services, technology access fees, equity and debt financings and by securing financial and strategic partners focused on development of these opportunities. The Company can make no assurances that its business operations will provide it with sufficient cash flows to continue its operations. The Company may need to raise additional capital through equity and debt financing for any new ventures that are developed, to support its existing projects and possible expansions thereof and for its corporate general and administrative expenses. The Company is considering a full range of financing options in order to create the most value in the context of the increasing interest the Company is witnessing in its proprietary technology. The Company cannot provide any assurance that any financing will be available to it in the future on acceptable terms or at all. Any such financing could be dilutive to its existing stockholders. If the Company cannot raise required funds on acceptable terms, it may not be able to, among other things, (i) maintain its general and administrative expenses at current levels including retention of key personnel and consultants; (ii) successfully develop its licensing and related service businesses; (iii) negotiate and enter into new gasification plant development contracts and licensing agreements; (iv) make additional capital contributions to its joint ventures; (v) fund certain obligations as they become due; and (vi) respond to competitive pressures or unanticipated capital requirements.

Note 7 – Segment Information

The Company’s reportable operating segments have been determined in accordance with the Company’s internal management reporting structure and include SES China, Technology Licensing and Related Services, and Corporate. The SES China reporting segment includes all of the assets and operations and related administrative costs for China including initial closing costs relating to the ZCM Joint Venture and the investment in the Yima Joint Ventures. The Technology Licensing and Related Services reporting segment includes all of the Company’s current operating activities outside of China. The Corporate reporting segment includes the executive and administrative expenses of the corporate office in Houston. The Company evaluates performance based upon several factors, of which a primary financial measure is segment operating income or loss.

The following table presents statements of operations data and assets by segment (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Revenue:
SES China	$7,235	$—	$13,149	$8
Technology licensing and related services	—	303	—	379
Total revenue	$7,235	$303	$13,149	$387

Depreciation and amortization:
SES China	$520	$516	$1,552	$1,538
Technology licensing and related services	75	47	169	141
Corporate & other	1	13	6	43
Total depreciation and amortization	$596	$576	$1,727	$1,722

Operating loss:
SES China	$(2,106)	$(2,960)	$(4,370)	$(7,586)
Technology licensing and related services	(414)	(343)	(760)	(1,491)
Corporate & other	(1,519)	(1,771)	(4,377)	(3,815)
Total operating loss	$(4,039)	$(5,074)	$(9,507)	$(12,892)

Interest expense:
SES China	$101	$74	$292	$249
Total interest expense	$101	$74	$292	$249

Equity in losses of joint ventures:
SES China	$—	$204	$—	$579
Corporate & other	1	38	2	580
Total equity in losses of joint ventures	$1	$242	$2	$1,159

	March 31, 2014	June 30, 2013
Assets:
SES China	$72,231	$76,316
Technology licensing and related services	924	1,030
Corporate & other	22,276	11,018
Total assets	$95,431	$88,364

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

We intend to commercialize our technology through supplying our gasification systems consisting of technology, equipment and services to projects globally and to accomplish this largely via value accretive partnerships and collaborations with other companies which operate in the energy and chemical market segments where we believe our technology is highly advantaged. This is a low capital intensity business approach which we believe can generate attractive margins for us through providing our technology differentiated equipment and services in multiple market segments globally with a potential to build meaningful sales opportunities over time. However, to date our principal operating activities have focused in China where we have invested and built two commercial projects and recently entered into a joint venture designed to establish our gasification technology as the leading gasification technology in China and other territories in Asia. We made these investments to fully demonstrate our technology and our capabilities to build and operate, but with this step of commercializing our technology successfully completed, we no longer intend to make such extensive capital investments in the foreseeable future.

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

The Yima Joint Venture project in Henan Province, China generated its first methanol production in December 2012, and is currently in its start-up phase as described in more detail under “Current Operations and Projects.” The Yima Joint Venture plant’s refined methanol section was fully commissioned in December 2013, and has operated at limited capacity since that date. Methanol production was approximately 27% of its capacity during the three months ended March 31, 2014. The plant is designed to produce 300,000 tonnes per year of methanol from operating two of its three available gasifiers and has achieved 100% peak syngas production levels and 80% peak methanol production levels.

We also recently completed the formation of SES-ZCM Clean Energy Technologies Limited (the “ZCM Joint Venture”), our China joint venture with Zhangjiagang Chemical Machinery Co., Ltd. (“ZCM”). The purpose of the ZCM Joint Venture is to establish our gasification technology as the leading gasification technology in the ZCM Joint Venture territory (which is initially China, Indonesia, the Philippines, Vietnam, Mongolia and Malaysia) by becoming a leading provider of proprietary equipment for the technology. The scope of the ZCM Joint Venture is to market and license our gasification technology via project sublicenses; procurement and sale of proprietary equipment and services; coal testing; and engineering, procurement and research and development related to the technology.

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

Our collaboration with GE Packaged Power, Inc., a subsidiary of GE, which began in early 2013 to jointly evaluate and market a small scale power generation unit combining our gasification technology with GE’s aeroderivative gas turbines, is an ongoing example of our market-based business vertical developments underway. We, along with our distributed power collaborators, GE, ISTROENERGO GROUP, Inc. and TUTEN Ltd, have signed our first letter of intent, or LOI, with K-Electric (formerly known as Karachi Electric Supply Company), or KESC. KESC is a large electric utility company in Karachi, Pakistan with over 2.3 GW of installed electric generating capacity. The exclusive LOI calls for a feasibility engineering and financial evaluation of a coal gasification power generation project with a capacity between 90 and 200 MW to be constructed near Karachi. The completed feasibility study will serve as the basis for further discussions and negotiations for a syngas power plant contract. We believe the distributed power segment offers opportunity over time to provide meaningful sales opportunities for our gasification technology and equipment systems. We intend to focus on the continued development of this business vertical. We are also advancing developments via technology integration studies with potential partners for business verticals in DRI steel and “green” chemicals derived from municipal wastes. We have also formalized agreements with Simon India Ltd., a subsidiary of the Adventz Group, for marketing our technology in India which we believe is an important growth region for which our technology is uniquely well suited.

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

The key elements of our business strategy include:

•	Grow our China business platform. On February 14, 2014, SES Asia Technologies Limited, a wholly owned subsidiary of the Company entered into a Joint Venture Contract (the “JV Contract”) with Zhangjiagang Chemical Machinery Co., Ltd. (“ZCM”) to form SES-ZCM Clean Energy Technologies Limited (the “ZCM Joint Venture”). The purpose of the ZCM Joint Venture is to establish the Company’s gasification technology as the leading gasification technology in the ZCM Joint Venture territory (which is initially China, Indonesia, the Philippines, Vietnam, Mongolia and Malaysia) by becoming a leading provider of proprietary equipment for the technology. The scope of the ZCM Joint Venture is to market and license our gasification technology via project sublicenses; procurement and sale of proprietary equipment and services; coal testing; and engineering, procurement and research and development related to the technology. ZCM is contributing RMB 100,000,000 (approximately USD $16 million) in cash to the ZCM Joint Venture, and owns approximately 65% of the ZCM Joint Venture, and we have contributed an exclusive license to use of its technology in the ZCM Joint Venture territory pursuant to the terms of a Technology Usage and Contribution Agreement entered into among the ZCM Joint Venture, ZCM and us (the “TUCA”) on the same date, and owns approximately 35% of the ZCM Joint Venture.

We have partnered a significant portion of SES China with ZCM, a financially strong and highly skilled Chinese company which desires to invest into the growth of China’s clean energy space and which recognizes the opportunity afforded by our technology capability and business model.  We believe partnering with ZCM can accelerate the commercialization of our technology on a global basis and will enable us to reduce our capital requirements to achieve this acceleration. In addition, our SES China business will not only support the growth of our ZCM Joint Venture but we believe will also build new partnerships in China within market segments such as DRI steel, power, transportation fuels and for longer term value creation, larger scale SNG projects utilizing low rank coal resources and biomass where our technology brings. We intend to form business verticals where we can secure ownership positions in these market vertical partnerships that both help build value for the ZCM Joint Venture and for our SES China business.

•	Operation of existing plants. The ZZ Joint Venture plant was designed to produce clean syngas for sale to an immediately adjacent industrial company which manufactured methanol from coke oven gas and syngas. We successfully operated the ZZ Joint Venture’s syngas plant for over three years through September 2011, and since then held it idle while an expanded commercial structure was negotiated with Hai Hua, the former syngas buyer. Under the new commercial structure completed effective October 31, 2013, we assumed control of XE’s methanol facilities and the ZZ Joint Venture plant is operating as an integrated plant which converts coal to syngas and then converts syngas and coke oven gas into methanol, as described in more detail under “Current Operations and Projects – Zao Zhuang Joint Venture.” The ZZ Joint Venture expects to resume syngas production in the near term and is also working to secure additional sources of coke oven gas from a local supplier in order to increase methanol production. The Yima Joint Venture plant generated its first methanol production in December 2012. The Yima Joint Venture plant’s refined methanol section was fully commissioned in December 2013, and has operated at limited capacity since that date. The plant is designed to produce 300,000 tonnes per year of methanol from operating two of its three available gasifiers and has achieved 100% peak syngas production levels and 80% peak methanol production levels. This plant is providing a commercial demonstration of our technology as deployed on a much larger scale than the ZZ Joint Venture plant.

•	Strategic partnerships and collaborations in key market segments through new business verticals. We intend to commercialize our technology through supplying our gasification systems consisting of technology, equipment and services to projects globally and to accomplish this largely via value accretive partnerships and collaborations with other companies which operate in the energy and chemical market segments where we believe our technology has strong competitive advantages. This is a low capital intensity business approach which we believe can generate attractive margins for us through providing our technology differentiated equipment and services in multiple market segments globally with a potential to build meaningful sales opportunities over time. As part of our overall strategy we intend to form strategic regional and market-based partnerships or business verticals where our technology offers advantages and through cooperating with these partners grow an installed base of projects. This includes our transactions with Hongye and Zhongmo for SES China and strategic collaborations in specific markets that will enable us to expand our business. Building on our success in China, we have formalized other early stage business vertical relationships through marketing agreements including with GE’s Packaged Power Inc. for global distributed power generation projects and with Simon India Ltd, an Adventz Group company, to exclusively market our technology in India. The most modern and environmentally friendly types of new steel plants include an iron ore processing step called DRI that replaces dirty blast furnaces. Syngas produced by our technology has a composition that is especially well-suited for use in DRI, and our process’ ability to utilize low-cost coal and coal wastes makes it especially economical in this application. In addition, we are also developing additional business vertical opportunities to integrate our technology with DRI steel making technology for a coal-to-steel solution and for evaluating projects that can make methanol and other commodities from refuse derived fuels from our technology. Our most recent example of a partnering initiative is the ZCM Joint Venture to establish our gasification technology as the leading gasification technology in the ZCM Joint Venture territory (which is initially China, Indonesia, the Philippines, Vietnam, Mongolia and Malaysia) by becoming a leading provider of proprietary equipment for the technology. The scope of the ZCM Joint Venture is to market and license our gasification technology via project sublicenses; procurement and sale of proprietary equipment and services; coal testing; and engineering, procurement and research and development related to the technology.

•	Leveraging our proprietary technology through licensing, equipment sales and related services to increase revenues and position us for future growth. We provide a proprietary technology package whereby we license our technology rights to third parties, deliver an engineered technology package and sell proprietary equipment components to customers who have contracted to own and operate projects using our technology. We intend to focus on developing opportunities for our proprietary technology package whereby we may (i) integrate our gasification process technology package with downstream technologies to provide a fully integrated offering where we may invest in projects either directly or through an investment partner or (ii) may partner with engineering, equipment and technology companies to provide our gasification process technology package into an integrated and modular product offering. We anticipate that we can increase revenues through collecting technology licensing fees and royalties, engineering and technical service fees, as well as equipment product sales to customers who have contracted to own and operate projects which incorporate our proprietary technology. We also believe that our licensing activities will provide insight into project development activities, which may allow us to make selective equity investments in such projects in the future, or take options in projects for which we provide a license.

•	Developing value where we have a competitive advantage and have access rights to feedstock resources. We believe that we have the greatest competitive advantage using our gasification technology in situations where there is a ready source of low quality coal, coal waste or biomass to utilize as a feedstock. We are focusing our efforts globally together with our partners in countries with large low rank coal resources, but our principal operating activities to-date have focused on China and India. In the U.S. and certain other countries, we believe there may be opportunities for us to leverage the capability of our technology to efficiently and cleanly gasify coal wastes or biomass material to make renewable fuels or “green chemicals”. Today’s regulatory environment in the U.S. is favorable for these types of projects because increased environmental concerns are creating a market demand for renewable fuels and companies are under increasing pressure to reduce their carbon footprint. In addition, existing coal fired power generating assets that are facing costly air emission control upgrades or else being retired are a potential market to convert to syngas fired gas turbine generating stations using the existing coal handling infrastructure and our technology.

•	Continue to develop and improve our technology. We are continually seeking to improve the overall plant availability, plant efficiency and fuel handling capabilities of our gasification technology. We are continuing to work with our prospective customers to determine the suitability of their low rank coals for our technology through proprietary coal characterization testing and bench scale gasification tests. Additionally, we are growing our technology base through (i) continued development of know-how with our engineering and technical staff, (ii) growing and protecting our trade secrets as a result of patenting improvements tested at our ZZ and Yima Joint Venture plants, (iii) developing improvements resulting from integration of our technology with downstream processes, and (iv) developing improvements resulting from scaling up the design of our technology in pressure and capacity. Examples of our technology development include our Fines Management System and Ash Management System which increase overall efficiency. We have several patent applications pending relating to these technology improvements in addition to a number of other improvements to increase the gasifier availability and to lower the costs of the gasifier installation and subsequent operations.

•	Grow earnings through increased revenues, joint venture projects and control of expenses. We remain intently focused on control of our expenses while we grow revenues from our technology business and operating projects. We believe our strategy will allow us to develop revenues and operating cash flows necessary for sustainable long term growth. We anticipate that we can generate revenues through equipment supply, engineering and technical service fees, licensing fees and royalties on products sold by our licensees that incorporate our proprietary technology without incurring the significant capital costs required to develop and construct a plant. We also believe that our licensing activities will provide additional insight into project development activities, which may provide us opportunities to make selective equity investments in such infrastructure projects in the future and also the development of integrated, modular product offerings. We have initiated discussions with companies that have expressed interest in partnering with us on a strategic basis to accelerate our business and in some cases who are willing to pay us to bring our technology into an industry-specific joint venture. We intend to minimize project development expense until we have assurances that acceptable financing is available to complete our projects. Until we have such assurances, our strategy will be to operate using our current capital resources and to leverage the resources of strategic relationships or financing partners. We have taken and may take additional steps to significantly reduce expenses, particularly in China, to align our development efforts with available cash resources until we can execute arrangements with a suitable partner.

Results of Operations

We are in our development stage and therefore have had limited operations. We have sustained cumulative net losses of approximately $167 million from November 4, 2003, the date of our inception, to March 31, 2014.

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

Revenue. Total revenue increased to $7.2 million for the three months ended March 31, 2014 compared to $0.3 million for the three months ended March 31, 2013.

Our ZZ Joint Venture began producing and selling methanol in November 2013 and sold 12,664 tonnes of methanol during the three months ended March 31, 2014, generating approximately $4.6 million of revenue. There was no product sales revenue for the three months ended March 31, 2013.

In January 2011, we signed gasifier sales agreements with the Yima Joint Ventures to sell gasifiers and gasifier related equipment for an aggregate contract price of $3.0 million. A portion of the equipment associated with these orders was ordered from ZCM. The gasifiers were completed and delivered in January 2012 to the Yima Joint Ventures. As of March 31, 2014, the Yima Joint Ventures had paid $2.4 million of the total contract price and still owed the remaining payment approximately of $0.67 million to us. We still owed $0.67 million to both ZCM and an additional vendor associated with the equipment purchase, which is accrued as a current liability on our consolidated balance sheet.

There was no technology licensing and related services revenues for the three months ended March 31, 2014, compared to $0.3 million of technology licensing and related services revenues for the three months ended March 31, 2013 which resulted from engineering feasibility studies and coal testing services for two customers.

Costs of sales and plant operating expenses. Costs of sales and plant operating expenses increased by $7.5 million to $7.8 million for the three months ended March 31, 2014 compared to $0.3 million for the three months ended March 31, 2013. The increase was primarily related to the costs of $2.6 million incurred for building the gasifiers for our Yima Joint Ventures, $5.0 million incurred for ZZ Joint Venture’s production of methanol from coke oven gas purchased from Xuecheng Energy and from syngas produced by the ZZ Joint Venture’s syngas plant, those costs include electricity, coke oven gas feedstock, coal feedstock to produce syngas, labor and other operating costs. In addition, the ZZ Joint Venture incurred approximately $0.2 million during the three months ended March 31, 2014 for non-routine repairs and retrofit expenses incurred for the new operations and restart of its syngas plant (need get number from China). Although the ZZ Joint Venture restarted its syngas plant for approximately two weeks during December 2013, it has since stopped syngas production and is currently only using coke oven gas as feedstock. The ZZ Joint Venture plans to resume syngas production in the near term and is also working to secure additional sources of coke oven gas from a local supplier in order to increase methanol production.

General and administrative expenses. General and administrative expenses decreased by $0.8 million to $2.5 million for the three months ended March 31, 2014 compared to $3.3 million for the three months ended March 31, 2013. The decrease was due primarily to a reduction of consulting fees resulting from the termination of the consulting agreement with CVE as of August 31, 2013 and reductions in employee related compensation cost resulting from reducing headcount in China during fiscal 2014. Recurring general and administrative expenses consist primarily of compensation, professional and consulting fees, travel, and other costs of our corporate, development and administrative functions in Houston and Shanghai, and project and technical development expenses.

Stock-based compensation expense. Stock-based compensation expense decreased by $0.9 million to $0.3 million for the three months ended March 31, 2014 compared to $1.2 million for the three months ended March 31, 2013. The decrease was due primarily to expensing of approximately $0.5 million for the excess of the fair value over the consideration paid for shares of common stock and warrants issued to CVE under the unit purchase agreement closed in February 2013, and $0.4 million expenses for shares and warrants issued in connection with CVE’s consulting agreement for the three months ended March 31, 2013, and expensing the estimated fair values of stock options awarded to directors and employees during the period.

Depreciation and amortization. Depreciation and amortization expense was $0.6 million for both of the three months ended March 31, 2014 and 2013 and was primarily related to depreciation of our ZZ Joint Venture’s syngas plant assets.

Equity in losses of joint ventures. Equity in losses of joint ventures was $1,000 for the three months ended March 31, 2014 compared with $0.2 million for the three months ended March 31, 2013 which related to our 25% share of the start-up losses incurred by the Yima Joint Ventures and our 50% share of the start-up losses incurred by SES Resource Solutions, Ltd., or SRS. The losses of the Yima Joint Ventures related to non-capitalizable costs incurred during the design, construction, commissioning and start-up phases. The SRS losses related to development costs including the value of Midas’ contributed services, consulting and travel expenses. We suspended SRS joint ventures activities in December 2012, and changed from the equity method to the cost method of accounting for Yima Joint Ventures as of June 1, 2013.

Foreign currency gain. Foreign currency gain was $6,000 for the three months ended March 31, 2014 and $12,000 for the three months ended March 31, 2013. These amounts resulted from the appreciation of the Renminbi Yuan relative to the U.S. dollar.

Interest expense. Interest expense increased by $27,000 to $101,000 for the three months ended March 31, 2014 compared to $74,000 for the three months ended March 31, 2013. Our interest expense relates to the ZZ Joint Venture’s short-term loan with Zaozhuang Bank Co. Ltd., or the ZZ Short-term Loan and its loan with Industrial and Commercial Bank of China, or ICBC. The ZZ Joint Venture repaid its final principal payment of RMB 7.3 million (approximately $1.2 million) to ICBC in January 2014. The increase in interest expense was due primarily to the higher interest rate and higher remaining balance on the ZZ Short-term Loan borrowed in September 2013.

Nine Months Ended March 31, 2014 Compared to the Nine Months Ended March 31, 2013

Revenue. Total revenue increased to $13.1 million for the nine months ended March 31, 2014 compared to $0.4 million for the nine months ended March 31, 2013.

Our ZZ Joint Venture began producing and selling methanol in November 2013 and sold over 22,791 tonnes of methanol during the nine months ended March 31, 2014 generating approximately $9.0 million of revenue. Pursuant to the ZZ Cooperation Agreement, prior payments of approximately $1.8 million from Xuejiao were applied to settling the prior payments due under the syngas purchase and sale agreement. As a result, the ZZ Joint Venture recognized these related party advances as product sales of approximately $1.5 million, net of value-added taxes as of December 31, 2013. There was no product sales revenue for the nine months ended March 31, 2013.

In January 2011, we signed gasifier sales agreements with the Yima Joint Ventures to sell gasifiers and gasifier related equipment for an aggregate contract price of $3.0 million. A portion of the equipment associated with these orders was ordered from ZCM. The gasifiers were completed and delivered in January 2012 to the Yima Joint Ventures. As of March 31, 2014, the Yima Joint Ventures had paid $2.4 million of the total contract price and still owed the remaining payment approximately of $0.67 million to us. We still owed $0.67 million to both ZCM and an additional vendor associated with the equipment purchase, which is accrued as a current liability on our consolidated balance sheet.

There were no technology licensing and related services revenues for the nine months ended March 31, 2014, compared to $0.4 million of technology licensing and related services revenues for the nine months ended March 31, 2013 which resulted from engineering feasibility studies and coal testing services for primarily two customers.

Costs of product sales and plant operating expenses. Costs of sales and plant operating expenses increased by $11.5 million to $12 million for the nine months ended March 31, 2014 compared to $0.5 million for the nine months ended March 31, 2013. The increase was primarily related to the costs of $2.6 million incurred for building the gasifiers for our Yima Joint Ventures, $8.8 million incurred for ZZ Joint Venture’s production of methanol from coke oven gas purchased from Xuecheng Energy and from syngas produced by the ZZ Joint Venture’s syngas plant, those costs include electricity, coke oven gas feedstock, coal feedstock to produce syngas, labor and other operating costs. In addition, the ZZ Joint Venture incurred approximately $0.6 million during the nine months ended March 31, 2014 for non-routine repairs and retrofit expenses incurred for the new operations and restart of its syngas plant (need get number from China). Although the ZZ Joint Venture restarted its syngas plant for approximately two weeks during December 2013, it has since stopped syngas production and is using coke oven gas only as its feedstock until additional coke oven gas supply is available. The ZZ Joint Venture plans to resume syngas production in the near term and is also working to secure additional sources of coke oven gas from a local supplier in order to increase its methanol production capability.

General and administrative expenses. General and administrative expenses decreased $2.5 million to $7.1 million for the nine months ended March 31, 2014 compared with $9.6 million for the nine months ended March 31, 2013. The decrease was due primarily to a reduction of consulting fees resulting from the termination of our consulting agreement with CVE as of August 31, 2013, a reduction in royalty expense due under our licensing agreement with GTI, and other reductions in employee related compensation cost resulting from reducing headcount in China during fiscal 2014. Recurring general and administrative expenses consist primarily of compensation, professional and consulting fees, travel, and other costs of our corporate, development and administrative functions in Houston and Shanghai, and project and technical development expenses

Stock-based compensation expense. Stock-based compensation expense increased $0.4 million to $1.9 million for the nine months ended March 31, 2014 compared to $1.5 million for the nine months ended March 31, 2013. The increase was due primarily to the expensing of the fair values of shares and warrants issued in connection with our consulting agreements with MDC, expensing the excess of the fair value over the consideration paid for shares of common stock and warrants issued to CVE under a unit purchase agreement in August 2013 and expensing the estimated fair values of stock options awarded to officers, employees and directors during the period.

Depreciation and amortization. Depreciation and amortization expense was $1.7 million for both the nine months ended March 31, 2014 and March 31, 2013 and was primarily related to depreciation of our ZZ Joint Venture plant’s assets.

Equity in losses of joint ventures. The equity in losses of joint ventures was $2,000 for the nine months ended March 31, 2014 compared with $1.2 million for the nine months ended March 31, 2013 and relates to our 25% share of the start-up losses incurred by the Yima Joint Ventures and our 50% share of the start-up losses incurred by SRS. The losses of the Yima Joint Ventures related to non-capitalizable costs incurred during the design, construction, commissioning and start-up phases. The losses of SRS related to development costs including the value of Midas’ contributed services, consulting and travel expenses. The decrease in equity in losses of joint ventures was due primarily to the suspension of the SRS joint ventures activities since December 2012 and due to our change from the equity method to the cost method of accounting for Yima Joint Ventures as of June 1, 2013.

Foreign currency (gain) loss. Foreign currency loss was $5,000 for the nine months ended March 31, 2014 and foreign currency gain was $26,000 for the nine months ended March 31, 2013. These amounts resulted from the appreciation and depreciation, as applicable, of the Renminbi Yuan relative to the U.S. dollar.

Interest expense. Interest expense was $0.3 million and $0.2 million for the nine months ended March 31, 2014 and 2013, respectively. Our interest expense relates to the ZZ Short-term Loan and its loan with ICBC. The ZZ Joint Venture repaid its final principal payment of RMB 7.3 million (approximately $1.2 million) to ICBC in January 2014. The increase in interest expense was due primarily to the higher interest rate and higher remaining balance on the ZZ Short-term Loan borrowed in September 2013.

Liquidity and Capital Resources

We are in our development stage and have financed our operations to date through private placements of our common stock in and three public offerings, one in November 2007, one in June 2008 and one in March 2014. We have used the proceeds of these offerings primarily for the development of our technology including the investments in the ZZ Joint Venture and the Yima Joint Ventures, and to pay other business development and general and administrative expenses. In addition, (as described below) the ZZ Joint Venture had a loan agreement with ICBC which funded certain of its plant’s construction costs, and the ZZ Short-term Loan funded in September 2013 to finance costs related to the ZZ Cooperation Agreement.

As of March 31, 2014, we had $21.7 million in cash and cash equivalents, and $14.7 million of working capital available to us. During the nine months ended March 31, 2014, we used $7.2 million in operating activities compared to $10.4 million for the nine months ended March 31, 2013. We used $2.3 million in investing activities for the nine months ended March 31, 2014 including $0.8 million for capital expenditures related to the ZZ Cooperation Agreement and $1.5 million for royalties due to GTI for the Yima Joint Venture’s license accounted for as part of our investment in the Yima Joint Ventures.

For both the nine months ended March 31, 2014 and 2013, we used $2.4 million in financing activities for the scheduled semi-annual principal payments on the ZZ Joint Venture’s loan with ICBC. On September 10, 2013, the ZZ Joint Venture received proceeds of approximately $3.3 million under a short-term bank loan with ZaoZhuang Bank which is due and payable on September 9, 2014. On March 24, 2014, we received $15 million of gross proceeds from the sale of 8,333,341 shares of our common stock plus warrants to acquire 4,166,667 shares of common stock in a registered direct offering. On August 1, 2013, we received proceeds of $100,000 and issued 136,986 shares of our common stock and issued warrants to acquire 136,986 shares of our common stock under a Unit Purchase Agreement with CVE. In September and October 2012, we received $9.2 million of gross proceeds from sales of our common stock to Hongye. In October 2012, we received approximately $6.3 million of gross proceeds from sales of our common stock to Zhongmo.

We currently plan to use our available cash for (i) general and administrative expenses; (ii) executing our strategy to develop market based business verticals, (iii) if we are unable to refinance the loan, debt service for the $3.2 million of principal due in September 2014 under the ZZ Short-term Loan; (iv) securing orders and other associated tasks associated with our distributed power initiatives such as in Pakistan with General Electric; and (v) working capital and other general corporate purposes. Although we intend for the ZZ Joint Venture to sustain itself through its own earnings in the near term, we may also need to make additional contributions to the ZZ Joint Venture in order for it to meet its obligations until the ZZ Joint Venture generates sufficient cash flows to cover its operating costs and debt service.

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

Short-term Loan Agreement with Zaozhuang Bank Co., Ltd

On September 10, 2013, the ZZ Joint Venture entered into the ZZ Short-term Loan and received approximately $3.2 million of loan proceeds for the retrofit and related costs contemplated by the ZZ Cooperation Agreement. Key terms of the ZZ Short-term Loan are as follows:

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

The ZZ Joint Venture began producing and selling methanol in November 2013 and sold 22,791 tonnes of methanol during the nine months ended March 31, 2014 generating approximately $9.0 million of revenue. We assumed operational control of the integrated methanol production facility in October 2013 under a restructured commercial arrangement. The ZZ Joint Venture has worked to complete the plant retrofits and equipment upgrades to enable increased methanol production from integrated syngas and coke oven gas feedstock. The ZZ Joint Venture is now operating an integrated plant which has two operating modes where it (i) converts coke oven gas directly to methanol and (ii) converts coal to syngas, then blends the syngas and coke oven gas at a specific ratio to produce additional quantities of methanol.  The ZZ Joint Venture began producing and selling methanol in November 2013 from coke oven gas. The ZZ Joint Venture restarted its syngas plant for approximately two weeks during December 2013. In January 2014, the ZZ Joint Venture produced methanol only from coke oven gas due to lower coke oven gas supplies during the cold weather. The ZZ Joint Venture intends to manage syngas production in order to optimize results. The syngas facility will generally operate when adequate coke oven gas supplies are available to achieve the correct syngas to coke oven gas blend ratio. The ZZ Joint Venture also recently executed agreements to secure an additional minimum 4,000 normal cubic meters per hour of coke oven gas from a local supplier, with a target of 5,000 normal cubic meters per hour, in order to increase methanol production and reduce supply risks. This additional coke oven gas represents approximately a 30% increase in feedstock supply for the ZZ Joint Venture Plant.

Additionally, we are also evaluating alternative products and partnership structures for a possible expansion of the ZZ Joint Venture plant. In 2010, the ZZ Joint Venture received the necessary government approval for an expansion into monnethylene glycol production. This expansion project remains under evaluation by us. We are also evaluating certain new downstream technologies to produce high value products.

Although we intend for the ZZ Joint Venture to sustain itself through its own earnings in the near term, we may need to make additional contributions to the ZZ Joint Venture in order for it to meet its obligations, including the ZZ Short-term Loan due in September 2014 unless such loan can be refinanced.

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

The Yima Joint Venture plant’s refined methanol section was fully commissioned in December 2013, and has operated at limited capacity since that date. Methanol production was approximately 27% of its capacity during the three months ended March 31, 2014. The plant is designed to produce 300,000 tonnes per year of methanol from operating two of its three available gasifiers and has achieved 100% peak syngas production levels and 80% peak methanol production levels. Yima has recently initiated an outage in March that should allow the plant to make improvements to the upstream and downstream units adjacent to our gasification systems at the Yima Joint Venture plant. Most of these are punch-list items, along with the improvements which have been learned from the past year’s operation at the plant. The improvements are currently scheduled to be completed in the next two to four months.

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

In January 2011, we signed gasifier sales agreements with the Yima Joint Ventures to sell gasifiers and gasifier related equipment for an aggregate contract price of $3.0 million. A portion of the equipment associated with these orders was ordered from ZCM. The gasifiers were completed and delivered in January 2012 to the Yima Joint Ventures. As of March 31, 2014, the Yima Joint Ventures had paid $2.4 million of the total contract price and still owed us the remaining payment of approximately $0.67 million. We still owe $0.67 million to both ZCM and an additional vendor associated with the equipment purchase, which is accrued as a current liability on our consolidated balance sheet.

Joint Venture with ZCM

Joint Venture Contract

On February 14, 2014, SES Asia Technologies Limited, one of our wholly owned subsidiaries entered into a Joint Venture Contract with ZCM to form the ZCM Joint Venture. The purpose of the ZCM Joint Venture is to establish our gasification technology as the leading gasification technology in the ZCM Joint Venture territory (which is initially China, Indonesia, the Philippines, Vietnam, Mongolia and Malaysia) by becoming a leading provider of proprietary equipment for the technology. The scope of the ZCM Joint Venture is to market and license our gasification technology via project sublicenses; procurement and sale of proprietary equipment and services; coal testing; and engineering, procurement and research and development related to the technology. ZCM is contributing RMB 100,000,000 (approximately USD$16 million) in cash to the ZCM Joint Venture, and owns approximately 65% of the ZCM Joint Venture, and we have contributed an exclusive license to use of its technology in the ZCM Joint Venture territory pursuant to the terms of a Technology Usage and Contribution Agreement entered into among the ZCM Joint Venture, ZCM and us (the “TUCA”) on the same date, and owns approximately 35% of the ZCM Joint Venture.

Under the JV Contract, neither party may transfer their interests in the ZCM Joint Venture without first offering such interests to the other party. Notwithstanding this, we have the right until 30 days after the first project sublicense is entered into by the ZCM Joint Venture to transfer 5% of its interest to a financial investor. If we elect not to transfer such 5% interest during that period, ZCM has the option to purchase such interest from us for RMB 10,000,000 (approximately USD$16 million).

The JV Contract also includes a non-competition provision which requires that the JV be the exclusive legal entity within the ZCM Joint Venture territory for the marketing and sale of any gasification technology or related equipment that utilizes low quality coal feedstock. Notwithstanding this, ZCM has the right to manufacture and sell gasification equipment outside the scope of the ZCM Joint Venture within the ZCM Joint Venture territory. In addition, we have the right to develop and invest equity in projects outside of the ZCM Joint Venture within the ZCM Joint Venture territory. After the termination of the ZCM Joint Venture, ZCM must obtain written consent from us for the market development of any gasification technology that utilizes feedstock in the ZCM Joint Venture territory.

The JV Contract may be terminated upon, among other things, (i) a material breach of the JV Contract which is not cured, (ii) a violation of the TUCA, (iii) the failure to obtain positive net income within 24 months of establishing the ZCM Joint Venture or (iv) mutual agreement of the parties.

On March 18, 2014, the ZCM Joint Venture received the required 20-year business license from the State Administration for Industry & Commerce of the People’s Republic of China (SAIC) in Zhangjiagang. On April 8, 2014, the transactions were completed and the ZCM Joint Venture began operations.

Technology Usage and Contribution Agreement

Pursuant to the TUCA, we contributed to the ZCM Joint Venture the exclusive right to our gasification technology in the ZCM Joint Venture territory, including the right to: (i) grant site specific project sub-licenses to third parties; (ii) use our marks for proprietary equipment and services; (iii) engineer and/or design processes that utilize our technology or other intellectual property; (iv) provide engineering and design services for joint venture projects and (v) take over the development of projects in the ZCM Joint Venture territory that have previously been developed by us and our affiliates.

The ZCM Joint Venture will be the exclusive operational entity for business relating to our technology in the ZCM Joint Venture Territory. If the ZCM Joint Venture loses exclusivity due to breach by us, ZCM is to be compensated for direct losses and all lost project profits. We will also provide training for technical personnel of the ZCM Joint Venture through the second anniversary of the establishment of the ZCM Joint Venture. We will also provide a review of engineering works for the ZCM Joint Venture. If modifications are suggested by us and not made, the ZCM Joint Venture bears the liability resulting from such failure. If we suggest modifications and there is still liability resulting from the engineering work, it is our liability.

Any party making, whether patentable or not, improvements relating to our technology after the establishment of the ZCM Joint Venture, grants to the other party an irrevocable, non-exclusive, royalty free right to use or license such improvements and agrees to make such improvements available to us free of charge. All such improvements shall become part of our technology and both parties shall have the same rights, licenses and obligations with respect to the improvement as contemplated by the TUCA.

The ZCM Joint Venture will establish an Intellectual Property Committee, with two representatives from the ZCM Joint Venture and two from us. The Committee is expected to be established within the next fiscal quarter. The Committee shall review all improvements and protection measures and recommend actions to be taken by the ZCM Joint Venture in furtherance thereof. Notwithstanding this, each party is entitled to take actions on its own to protect intellectual property rights.

Any breach of or default under the TUCA which is not cured on notice entitles the non-breaching party to terminate. The parties can suspend performance of the TUCA in the event of a dispute if the dispute poses a significant adverse impact on performance. The ZCM Joint Venture indemnifies us for misuse of our technology or infringement of our technology upon rights of any third party.

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

Outlook

Our strategies are focused on the continuing progress of the ZZ Joint Venture’s methanol production and commercial sales including the syngas plant’s restart, improving operations at the Yima Joint Venture, developing our ZCM Joint Venture and sourcing suitable partners for our other business verticals. Our business is to create value by supplying our technology, equipment and services into global projects where lower cost low quality coals, coal wastes, municipal wastes, agricultural biomass, and other biomass feedstocks can be profitably converted through our proprietary gasification technology into clean synthesis gas, or syngas (a mixture of primarily hydrogen, carbon monoxide, and methane), which is then used to produce a variety of high value energy, power, and chemical products.

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

The focus on China has resulted in the successful conclusion in April 2014, for SES Asia Technologies Limited, one of our wholly owned subsidiaries to form the ZCM Joint Venture. The purpose of the ZCM Joint Venture is to establish our gasification technology as the leading gasification technology in the ZCM Joint Venture territory (which is initially China, Indonesia, the Philippines, Vietnam, Mongolia and Malaysia) by becoming a leading provider of proprietary equipment for the technology. The scope of the ZCM Joint Venture is to market and license our gasification technology via project sublicenses; procurement and sale of proprietary equipment and services; coal testing; and engineering, procurement and research and development related to the technology. ZCM is contributing RMB 100,000,000 (approximately USD$16 million) in cash to the ZCM Joint Venture, and will own approximately 65% of the ZCM Joint Venture, and SES is contributing an exclusive license to use of its technology in the ZCM Joint Venture territory pursuant to the terms of a Technology Usage and Contribution Agreement entered into among the ZCM Joint Venture, ZCM and us on the same date, and will own approximately 35% of the ZCM Joint Venture.

We and GE Packaged Power, Inc., a subsidiary of GE, have agreed to jointly evaluate and market a distributed power generation unit combining our gasification technology with GE’s aeroderivative gas turbines. This application marketing arrangement will focus on regions of the world where conversion of non-conventional feedstock sources such as lignite and coal wastes into synthesis gas fuel via our technology may be highly price advantaged over conventional gas turbine fuel sources such as natural gas and fuel oil.  Together with GE, we have completed a preliminary evaluation of this application of our combined technologies. Under the terms of this agreement, the two businesses on a non-exclusive basis will complete the market evaluation and seek initial customers for this small scale power product. We, along with our distributed power collaborators, GE, ISTROENERGO GROUP, Inc. and TUTEN Ltd, have signed our first LOI with KESC. KESC is a large electric utility company in Karachi, Pakistan with over 2.3 GW of installed electric generating capacity. The exclusive LOI calls for a feasibility engineering and financial evaluation of a coal gasification power generation project with a capacity between 90 and 200 MW to be constructed near Karachi. The completed feasibility study will serve as the basis for further discussions and negotiations for a syngas power plant contract. We believe the distributed power segment offers opportunity over time to provide meaningful sales opportunities for our gasification technology and equipment systems. We intend to focus on the continued development of this business vertical.

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

SES China is intended to be a stand-alone business platform that encompasses all of our current and future business activities and initiatives in China. We believe that SES China will better enable us to grow faster in China than otherwise possible and to better protect our intellectual property and technology in China.  In addition, we expect to work more effectively with our existing partners such as ZCM to efficiently leverage the other business verticals we are developing including clean renewable fuels and power businesses, direct reduction iron for the steel industry, clean coal-to-chemicals projects, and for longer term value creation, larger scale SNG projects utilizing low rank coal resources and biomass. We have completed a significant business objective by partnering a significant portion of SES China with ZCM, a financially strong and highly skilled Chinese company which desires to invest into the growth of China’s clean energy space and who recognizes the opportunity afforded by our technology capability and business model.  We believe partnering with ZCM is the proper direction to accelerate the commercialization of our technology on a global basis and will enable us to reduce our capital requirements to achieve this acceleration. We are also actively pursuing potential project partners to invest in our ongoing development efforts at Yima, the ZZ Joint Venture plant, power projects such as the current initiative with GE in Pakistan, and other industrial facilities seeking to deploy our technology both through our ZCM Joint Venture as well as through projects working directly with us.

Our Yima Joint Venture plant is being closely watched by our potential customers and partners in China and globally. We expect the Yima project to be a major catalyst for securing much of the new business we have been developing. The Yima Joint Venture plant’s refined methanol section was fully commissioned in December 2013, and has operated at limited capacity since that date. Methanol production was approximately 27% of its capacity during the three months ended March 31, 2014. The plant is designed to produce 300,000 tonnes per year of methanol from operating two of its three available gasifiers and has achieved 100% peak syngas production levels and 80% peak methanol production levels, and is providing a commercial demonstration of our technology on a much larger scale than the ZZ Joint Venture plant.  Yima has recently initiated an outage in March that should allow the plant to make improvements to the upstream and downstream units adjacent to our gasification systems at the Yima Joint Venture plant. Most of these are punch-list items, along with the improvements which have been learned from the past year’s operation at the plant. The improvements are currently scheduled to be completed in the next two to four months. The Yima Joint Ventures still owe us approximately $0.67 million for gasifiers and gasifier related equipment delivered in 2012, a portion of which is due from us to ZCM and an additional vendor for providing equipment associated with the gasifiers. It is unclear when or if the balance of this money will be paid to us.

We believe that the ZZ Joint Venture plant has achieved significant success demonstrating our technology as well as our technical and operating capabilities. We are of the view that by improving financial performance and reducing operating costs at the ZZ Joint Venture plant our overall financial performance can be improved. On July 24, 2013, the ZZ Joint Venture entered into the ZZ Cooperation Agreement with Xuejiao, which serves to supersede the existing syngas purchase and sale agreement among the parties dated October 22, 2006 and supplemented in 2008. The ZZ Cooperation Agreement represents the basis for an integrated syngas to methanol operation and resolution of the nonpayment of the contractual capacity fees by Xuejiao. Under the terms of the Agreement, Xuejiao will (i) provide the ZZ Joint Venture with use of their methanol plant for ten years at no cost to the ZZ Joint Venture, (ii) has provided a bank loan guarantee of approximately $3.2 million for a majority of the financing necessary for the ZZ Joint Venture for the retrofit and related costs of the ZZ Joint Venture plant, (iii) waive certain advances previously made to the ZZ Joint Venture and (iv) supply discounted coke oven gas produced by its existing coke ovens to be used in combination with synthesis gas to produce refined methanol from the new ZZ Joint Venture integrated syngas to methanol operation. The new integrated operation is being managed by us effective October 31, 2013.  The ZZ Joint Venture plans to manage syngas production rates to optimize its operation and has secured additional sources of coke oven gas from a local supplier in order to increase methanol production. There can be no assurances that the methanol production operations contemplated by the ZZ Cooperation Agreement will be profitable. Profitability will be dependent on, among other things, our management of the operations of the plant, pricing of methanol, coal and power, and maintaining necessary government approvals.

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

Although we have made significant progress recently on partnering our China business, we expect to continue for a period of time to have negative operating cash flows until we are generating sufficient cash flows from our technology, equipment and services business and SES China (including our ZZ Joint Venture, the Yima Joint Ventures and ZCM-SES Joint Venture) to cover our general and administrative expenses and other operating costs. We will also limit the development of any further projects until we have assurances that acceptable financing is available to complete the project. We may pursue the development of selective projects with strong and credible partners or off-takers where we believe equity and debt can be raised or where we believe we can attract a financial partner to participate in the project and where the project would utilize our technology, equipment and services.

We currently plan to use our available cash for (i) general and administrative expenses; (ii) executing our strategy to develop market based business verticals, (iii) if we are unable to refinance the loan, debt service for the $3.2 million of principal due in September 2014 under the ZZ Short-term Loan; (iv) securing orders and other associated tasks associated with our distributed power initiatives such as in Pakistan with General Electric; and (v) working capital and other general corporate purposes. Although we intend for the ZZ Joint Venture to sustain itself through its own earnings in the near term, we may also need to make additional contributions to the ZZ Joint Venture in order for it to meet its obligations until the ZZ Joint Venture generates sufficient cash flows to cover its operating costs and debt service. The actual allocation and timing of these expenditures will be dependent on various factors, including changes in our strategic relationships, commodity prices and industry conditions, and other factors that we cannot currently predict. In particular, any future decrease in economic activity in China or in other regions of the world in which we may in the future do business could significantly and adversely affect our results of operations and financial condition. Operating cash flows from our joint venture operating projects can be positively or negatively impacted by changes in coal and methanol prices. These are commodities where market pricing is often cyclical in nature.

We do not currently have all of the financial and human resources to fully develop and execute on all of our other business opportunities; however, we intend to finance our development through paid services, technology access fees, equity and debt financings and by securing financial and strategic partners focused on development of these opportunities. We can make no assurances that our business operations will provide us with sufficient cash flows to continue our operations. We may need to raise additional capital through equity and debt financing for any new ventures that are developed, to support our existing projects and possible expansions thereof and for our corporate general and administrative expenses. We may consider a full range of financing options in order to create the most value in the context of the increasing interest we are seeing in our technology. We cannot provide any assurance that any financing will be available to us in the future on acceptable terms or at all. Any such financing could be dilutive to our existing stockholders. If we cannot raise required funds on acceptable terms, we may not be able to, among other things, (i) maintain our general and administrative expenses at current levels including retention of key personnel and consultants; (ii) successfully develop our licensing and related service businesses; (iii) negotiate and enter into new gasification plant development contracts and licensing agreements; (iv) make additional capital contributions to our joint ventures; (v) fund certain obligations as they become due; and (vi) respond to competitive pressures or unanticipated capital requirements.

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

We believe the following describes significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition

Revenue from sales of products, including the sales of methanol under the ZZ Cooperation Agreement, and sales of equipment are recognized when the following elements are satisfied: (i) there are no uncertainties regarding customer acceptance; (ii) there is persuasive evidence that an agreement exists; (iii) delivery has occurred; (iv) the sales price is fixed or determinable; and (v) collectability is reasonably assured.

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

We have determined that the ZZ Joint Venture is a VIE and that we are the primary beneficiary. We have determined that the Yima Joint Ventures are VIEs and that Yima is the primary beneficiary since Yima has a 75% ownership interest in the Yima Joint Ventures. We have determined that ZCM-SES is a VIE and that ZCM is the primary beneficiary since ZCM has a 65% ownership interest in the Joint Venture. We have determined that SRS is a VIE and that we are not the primary beneficiary since we and Midas each have a 50% ownership interest in SRS and the control, risks and benefits of SRS are shared equally. We have determined that the GC Joint Venture is a VIE and that we are the primary beneficiary since we have a 51% ownership interest in the GC Joint Venture and since there are no qualitative factors that would preclude us from being deemed the primary beneficiary.

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

Interest rate risk

We are exposed to interest rate risk through our ZZ Joint Venture’s loans. Interest under these loans is adjusted annually based upon the standard rate announced each year by the People’s Bank of China. As of March 31, 2014, the applicable interest rate on the ZZ Joint Venture’s short-term bank loan with Zaozhuang Bank was 10.8%. We could also be exposed to the risk of rising interest rates through our future borrowing activities or refinancings. This is an inherent risk as borrowings mature and are renewed at then current market rates. The extent of this risk as to these loans, or any future borrowings, is not quantifiable or predictable because of the variability of future interest rates.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2014 based on criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, management has concluded that we did maintain effective internal control over financial reporting as of March 31, 2014.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

We will require substantial additional funding, and our failure to raise additional capital necessary to support and expand our operations could reduce our ability to compete and could harm our business.

As of March 31, 2014, we had $21.7 million in cash and cash equivalents. We currently plan to use our available cash for (i) general and administrative expenses; (ii) executing our strategy to develop market based business verticals, (iii) if we are unable to refinance the loan, debt service for the $3.2 million of principal due in September 2014 under the ZZ Short-term Loan; (iv) securing orders and other associated tasks associated with our distributed power initiatives such as in Pakistan with General Electric; and (v) working capital and other general corporate purposes. We may also need to make additional contributions to the ZZ Joint Venture in order for it to meet its obligations until the ZZ Joint Venture generates sufficient cash flows to cover its operating costs and debt service. The actual allocation and timing of these expenditures will be dependent on various factors, including changes in our strategic relationships, commodity prices and industry conditions, and other factors that we cannot currently predict. In particular, any future decrease in economic activity in China or in other regions of the world in which we may in the future do business could significantly and adversely affect our results of operations and financial condition. Operating cash flows from our joint venture operating projects can be positively or negatively impacted by changes in coal and methanol prices. These are commodities where market pricing is often cyclical in nature.

Although we made significant progress recently on partnering our China business, we expect to continue for a period of time to have negative operating cash flows until we are generating sufficient cash flows from our technology, equipment and services business and SES China (including the ZZ Joint Venture, the Yima Joint Ventures and ZCM-SES Joint Venture) to cover our general and administrative expenses and other operating costs. We will also limit the development of any further projects until we have assurances that acceptable financing is available to complete the project. We may pursue the development of selective projects with strong and credible partners or off-takers where we believe equity and debt can be raised or where we believe we can attract a financial partner to participate in the project and where the project would utilize our technology, equipment and services.

 We do not currently have all of the financial and human resources to fully develop and execute on all of our other business opportunities; however, we intend to finance our development through paid services, technology access fees, equity financings and by securing financial and strategic partners focused on development of these opportunities. We can make no assurances that our business operations will provide us with sufficient cash flows to continue our operations. We will need to raise additional capital through equity and debt financing for any new ventures that are developed, to support our existing projects and possible expansions thereof and for our corporate general and administrative expenses. We may consider a full range of financing options in order to create the most value in the context of the increasing interest we are witnessing in our proprietary technology.

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

In addition to the completion of the Yima Joint Venture plant and the restart of the ZZ Joint Venture plant, we intend to focus on developing our business verticals and focus on the development of our recently formed ZCM Joint Venture.  Although we have begun to develop our power vertical through our relationship with GE, we are still in the early stages of developing these verticals and many of the relationships with potential partners are still being cultivated. We cannot provide assurance that we will be able to successfully develop our business verticals or to successfully develop the ZCM Joint Venture, which depends upon several factors, including the strength of global energy and chemical markets, commodity prices and the continued success of our ZZ Joint Venture Plant and Yima Joint Venture plant.  There can be no assurances that we will be able to succeed in these strategies and our inability to do so could have a material adverse effect on our business and results of operation.

Our results of operations and cash flows may fluctuate.

Our operating results and cash flows may fluctuate significantly as a result of a variety of factors, many of which are outside our control. Factors that may affect our operating results and cash flows include: (i) the success of the ZCM Joint Venture, the Yima Joint Ventures and our ZZ Joint Venture; (ii) our ability to obtain new customers and retain existing customers; (iii) the cost of coal and electricity; (iv) the success and acceptance of our technology; (v) our ability to successfully develop our licensing business verticals for power, steel and renewables, as well as execute on our projects; (vi) the ability to obtain financing for our projects; (vii) shortages of equipment, raw materials or feedstock; (viii) approvals by various government agencies; and (ix) general economic conditions as well as economic conditions specific to the energy industry.

We are dependent on our relationships with our strategic partners for project development.

     We are dependent on our relationships with our strategic partners to accelerate our expansion, fund our development efforts, better understand market practices and regulatory issues and more effectively handle challenges that may arise. Our future success will depend on these relationships and any other strategic relationships that we may enter into. We cannot assure you that we will satisfy the conditions required to maintain these relationships under existing agreements or that we can prevent the termination of these agreements. We also cannot assure you that we will be able to enter into relationships with future strategic partners on acceptable terms. The termination of any relationship with an existing strategic partner or the inability to establish additional strategic relationships may limit our ability to develop the ZCM Joint Venture, our projects, including the ZZ Joint Venture and Yima Joint Ventures and our marketing arrangement with GE Power, and may have a material adverse effect on our business and financial condition.

     We face the potential inability to protect our intellectual property rights which could have a material adverse effect on our business.

We rely on proprietary technology licensed from GTI. Our license agreement with GTI for U-GAS® technology (described under “Description of Business—GTI Agreements”) is a critical component of our business. All of the prior patents granted around U-GAS® technology have expired. We are improving the technology and we plan to create new technologies around the core U-GAS® technology and have applied for new patents for these improvements and new technologies. Proprietary rights relating to U-GAS® technology are protected from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents, maintained within trade secrets or maintained in confidence through legally binding agreements. There can be no assurance that patents will be issued from any pending or future patent applications owned by or licensed to us or that the claims allowed under any issued patents will be sufficiently broad to protect our technology. In addition, our ability to obtain patent protection may be affected by the terms of the GTI Agreement. In the absence of patent protection, we may be vulnerable to competitors who attempt to copy our technology or gain access to our proprietary information and technical know-how. In addition, we rely on proprietary information and technical know-how that we seek to protect, in part, by entering into confidentiality agreements with our collaborators, employees, and consultants. In the case of the ZCM Joint Venture, to which we have transferred the exclusive right to our technology within the joint venture territory, we are relying on the covenants and protections included in the TUCA. We cannot assure you that these agreements will not be breached, that we would have adequate remedies for any breach or that our trade secrets will not otherwise become known or be independently developed by competitors.

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

Despite continuing international pressure on the Chinese government, intellectual property rights protection continues to present significant challenges to foreign investors and, increasingly, Chinese companies. Chinese commercial law is relatively undeveloped compared to the commercial law in our other major markets and only limited protection of intellectual property is available in China as a practical matter. Although we have taken precautions in the operations of our Chinese subsidiaries and in our joint venture agreements (including as to the ZCM Joint Venture to which we have transferred the exclusive right to our technology within the joint venture territory) to protect our intellectual property, any local design or manufacture of products that we undertake in China could subject us to an increased risk that unauthorized parties will be able to copy or otherwise obtain or use our intellectual property, which could harm our business. We may also have limited legal recourse in the event we encounter patent or trademark infringement. Uncertainties with respect to the Chinese legal system may adversely affect the operations of our Chinese subsidiaries. China has put in place a comprehensive system of intellectual property laws; however, incidents of infringement are common and enforcement of rights can, in practice, be difficult. If we are unable to manage our intellectual property rights, our business and operating results may be seriously harmed.

     The termination of our license agreement with GTI or any of our joint venture agreements or licensing agreements would materially adversely affect our business and results of operations.

The GTI Agreement, our joint ventures in China, our licensing and related service business and our business verticals for power, steel and renewables, including our marketing arrangement with GE Power, are essential to us and our future development. The GTI Agreement terminates on August 31, 2016, but may be terminated by GTI upon certain events of default if not cured by us within specified time periods. In addition, after the two ten year extension periods provided under the GTI Agreement, which are exercisable at our option, we cannot assure you that we will succeed in obtaining an extension of the term of the license at a royalty rate that we believe to be reasonable or at all. Our joint venture agreements do not terminate for many years, but may be terminated earlier due to certain events of bankruptcy or default, or, in the case of the ZZ Joint Venture, if the purchase and sale contract for syngas or the methanol cooperation agreement is terminated, and, in the case of the ZCM Joint Venture, if the joint venture does not establish positive net income within 24 months of formation. Termination of any of our joint ventures or other key business relationships would require us to seek another collaborative relationship in that territory. We cannot assure you that a suitable alternative third party would be identified, and even if identified, we cannot assure you that the terms of any new relationship would be commercially acceptable to us. In addition, any of our license agreements could be terminated by our customer if we default under the terms of the agreement and any such termination could have a material adverse effect on our business and results of operations.

     Joint ventures that we enter into present a number of challenges that could have a material adverse effect on our business and results of operations and cash flows.

We have developed two projects in China, the ZZ Joint Venture and the Yima Joint Ventures, and have recently entered into our ZCM Joint Venture. In addition, as part of our business strategy, we plan to enter into other joint ventures or similar transactions, including as part of our business verticals for power, steel and renewables, some of which may be material. These transactions typically involve a number of risks and present financial, managerial and operational challenges, including the existence of unknown potential disputes, liabilities or contingencies that arise after entering into the joint venture related to the counterparties to such joint ventures, with whom we share control. We could experience financial or other setbacks if transactions encounter unanticipated problems due to challenges, including problems related to execution or integration. Any of these risks could reduce our revenues or increase our expenses, which could adversely affect our results of operations and cash flows.

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

China historically has been deficient in Western style management and financial reporting concepts and practices, as well as in modern banking, computer and other control systems. For example, we recently changed from the equity method of accounting for our investment in the Yima Joint Ventures to the cost method of accounting because we concluded that we are unable to exercise significant influence over the Yima Joint Ventures due to, among other things, our limited participation in operating and financial policymaking processes and our limited ability to influence technological decisions. In addition, we have recently entered into our ZCM Joint Venture, in which ZCM may own up to a 65% interest, and although certain decisions require unanimous approval of its board of directors, and we have representatives in management of the joint venture, we have more limited influence in decision making. We may have difficulty in hiring and retaining a sufficient number of employees who are qualified to assist us in application of such concepts and practices to work in China. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information.

None.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. All statements other than statements of historical fact are forward-looking statements. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected. Among those risks, trends and uncertainties are: the development stage of our operating assets; the ability of our ZZ joint venture to effectively operate XE's methanol plant and produce methanol; the ability of our project with Yima to produce earnings, pay dividends and collect the remaining receivable from the Yima Joint Venture; our ability to develop and expand business of the ZCM joint venture in the joint venture territory; our ability to develop our power business unit and marketing arrangement with GE and our other business verticals, steel and renewables; our ability to successfully develop our licensing business; to reduce operating costs; our limited history, and viability of our technology; commodity prices, and the availability and terms of financing; our ability to obtain the necessary approvals and permits for future projects; our ability to raise additional capital, if any, and our ability to estimate the sufficiency of existing capital resources; the sufficiency of internal controls and procedures; and our results of operations in countries outside of the U.S., where we are continuing to pursue and develop projects. Although we believe that in making such forward-looking statements our expectations are based upon reasonable assumptions, such statements may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. We cannot assure you that the assumptions upon which these statements are based will prove to have been correct.

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

Item 6.	Exhibits

Number	Description of Exhibits

4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 25, 2014).
10.1	Joint Venture Contract between Zhangjiagang Chemical Machinery Co., Ltd. and SES Asia Technologies, Ltd., dated February 14, 2014 – English translation from Chinese document (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 14, 2014). ++
10.2	Technology Usage and Contribution Agreement among SES-ZCM Clean Energy Technologies Limited, Zhangjiagang Chemical Machinery Co., Ltd. and SES Asia Technologies, Ltd., dated February 14, 2014 – English translation from Chinese document (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 14, 2014). ++
10.3	Form of Securities Purchase Agreement among the Company and the purchasers identified therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 25, 2014).
31.1*	Certification of Chief Executive Officer of Synthesis Energy Systems, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer of Synthesis Energy Systems, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer of Synthesis Energy Systems, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2*	Certification of Chief Financial Officer of Synthesis Energy Systems, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

_____________________________

+	Management contract or compensatory plan or arrangement.

++	Portions of this exhibit have been omitted pursuant to a confidential treatment order granted by the Securities and Exchange Commission.

*	Filed herewith.

**	In accordance with Rule 406T of Regulation S-T, the XBRL information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNTHESIS ENERGY SYSTEMS, INC.

Date: May 14, 2014	By:	/s/ Robert Rigdon
Robert Rigdon
President and Chief Executive Officer

Date: May 14, 2014	By:	/s/ Charles Costenbader
Charles Costenbader
Chief Financial Officer

