Form 10-K
period 2014-06-30
SYNTHESIS ENERGY SYSTEMS INC
filed 2014-09-12
CIK 1375063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $30 million on December 31, 2013. The registrant had 73,224,330 shares of common stock outstanding on September 10, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required to be disclosed in Part III of this report is incorporated by reference from the registrant’s definitive Proxy Statement for the 2013 Annual Meeting of Stockholders, which will be filed not later than 120 days after the end of the fiscal year covered by this report.

Forward-Looking Statements

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 as amended. All statements other than statements of historical fact are forward-looking statements. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected. Among those risks, trends and uncertainties are: the ability of our ZZ Joint Venture (as defined below under “Description of Business – Current Operations and Projects – Zao Zhuang Joint Venture”) to effectively operate Xuejiao’s methanol plant and produce methanol; the ability of our project with Yima to produce earnings, pay dividends and collect the remaining receivable from the Yima Joint Venture (as defined below under “Description of Business – Current Operations and Projects – Yima Joint Ventures”); our ability to develop and expand business of the TSEC Joint Venture, as defined below, in the joint venture territory; our ability to develop our power business unit and marketing arrangement with GE and our other business verticals, steel and renewables; our ability to successfully develop our licensing business; to reduce operating costs; our limited history, and viability of our technology; commodity prices, and the availability and terms of financing; our ability to obtain the necessary approvals and permits for future projects; our ability to raise additional capital, if any, and our ability to estimate the sufficiency of existing capital resources; the sufficiency of internal controls and procedures; and our results of operations in countries outside of the U.S., where we are continuing to pursue and develop projects. Although we believe that in making such forward-looking statements our expectations are based upon reasonable assumptions, such statements may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. We cannot assure you that the assumptions upon which these statements are based will prove to have been correct.

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

PART I

Item 1. Description of Business

We are a global energy and gasification technology company that provides proprietary gasification technology systems and solutions to the energy and chemical industries. Our business strategy is to create value by supplying our technology, equipment and services into global projects where lower cost low quality coals, coal wastes, municipal wastes, agricultural biomass, and other biomass feed stocks can be profitably converted through our proprietary gasification technology into clean synthesis gas, or syngas (a mixture of primarily hydrogen, carbon monoxide, and methane), which is then used to produce a variety of high value energy and chemical products. Our initial operating projects to date convert high ash coal and coal wastes to chemical grade methanol, and we are pursuing a variety of additional global projects under development by customers who may use our technology platform to convert low quality coals such as lignite, coal wastes, municipal wastes and agricultural waste biomass to high value products such as electric power, transportation fuels, substitute natural gas, or SNG, fuel for direct reduction iron, or DRI, steel making and other products. Our technology is originally based on the U-GAS® process developed by the Gas Technology Institute, or GTI, and we have augmented and differentiated the technology through newly developed intellectual property related to design, detailed engineering, constructing, starting up and operating our two commercial joint venture plants in China.

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

We believe our existing operating projects in China have clearly demonstrated that we have several advantages which differentiate our technology over other commercially available gasification technologies, such as entrained flow, fixed bed, and moving bed gasification technologies. The first of these advantages is our ability to use a wide range of feedstocks (including low rank, high ash and high moisture coals, which are significantly cheaper than higher grade coals), coal wastes, municipal wastes, agricultural wastes, and other biomass feedstocks to make clean syngas. Our feedstock advantage opens up many of these global resources for use to manufacture energy and chemical products which otherwise could not be done with other currently available commercial gasification technologies.  Secondly, our technology’s advanced fluidized bed design is extremely tolerant to a wide range of changes in feedstock during operation, which allows for flexible fuel purchasing for our customers. Additionally, our technology can use much less water and its simple design leads to more favorable fabrication costs and resulting plant costs being lower compared to other commercially available technologies. We believe that these important cost, feedstock flexibility, and water consumption factors position our technology for future deployment of gasification worldwide because our technology can enable projects to become a lower cost producer of products. Depending on local market needs and fuel sources, our syngas can be used to produce many valuable products including electric power, SNG, chemicals such as methanol, dimethyl ether, or DME, and glycol, ammonia for fertilizer production, reducing gas for DRI processes, and transportation fuels such as gasoline and diesel.

Overview of Our Gasification Process

Our gasification technology uses oxygen, steam and heat to cleanly and economically extract carbon and hydrogen from coal resources, coal wastes and renewable forms of biomass and municipal wastes. This is a partial oxidation process where the carbon and hydrogen molecules are converted to gas in the form of hydrogen (H2), carbon monoxide (CO) and methane (CH4). Other components of syngas include water vapor, carbon dioxide (CO2), inerts such as nitrogen, and traces of compounds derived from other components in the feedstock. This combined gas mixture is called synthesis gas or “syngas”.

Syngas is a valuable and extremely versatile product which can offer lower production costs than using traditional oil and natural gas alternatives. Syngas can be readily converted into a wide range of fundamental energy and chemical products. These products include but are not limited to electric power, natural gas (methane), transportation fuels such as gasoline, diesel and jet fuel, chemicals such as methanol, olefins, glycols and others, ammonia and urea for agricultural fertilizers and feedstocks for steel making.

SES Gasification Technology

Produces Syngas Used for Production of a Variety of Energy and Chemical Products

Our technology is in the family of gasification technologies which have been used successfully in industrial applications for many years. However, our technology is meaningfully differentiated over previous forms of gasification technologies primarily through its ability to produce syngas from most forms of solid-form natural resources including low quality brown coals and lignites, high ash sub-bituminous coals, and including high quality bituminous and anthracite coals, high ash and high moisture coals, and biomass and other renewable waste materials.

Our feedstock advantage opens up new global coal resources to use for manufacturing energy and chemical products which otherwise could not be done with other commercial gasification technologies. Our technology’s advanced fluidized bed design is also extremely tolerant to a wide range of changes in feedstock during operation, which allows for flexible fuel purchasing for our customers. Additionally, our technology can use much less water and its simple design leads to more favorable fabrication costs and resulting plant costs being lower compared to other commercially available technologies. We believe these important cost savings, feedstock flexibility, and water consumption factors position our technology for future deployment of gasification worldwide because our technology can enable projects to become a lower cost producer of products.

Our technology began with U-GAS® gasification technology. We obtained an exclusive worldwide license for the U-GAS® gasification technology, developed by GTI located near Chicago, Illinois, a leading non-profit energy technology research and development organization serving the gas industry. Beginning in 1975, GTI developed a fluidized bed gasification technology trademarked as U-GAS®. Our U-GAS® license grants us the worldwide exclusive right to manufacture, make, use and sell both U-GAS® coal gasification systems and coal and biomass mixture (with coal content exceeding 60% by weight) gasification systems, and a non-exclusive right to manufacture 100% biomass gasification systems and coal and biomass mixtures (with biomass content exceeding 40% by weight) gasification systems. We also have rights to sublicense U-GAS® systems to third parties for coal, coal and biomass mixtures and for 100% biomass projects (subject to the approval of GTI, which approval shall not be unreasonably withheld), with GTI and us to share the revenue from such third party licensing fees based on an agreed percentage split. Our license has an initial term expiring in August 2016, with two additional 10-year extensions exercisable at our option. For more information, see “- GTI Agreement” below.

Since we initially obtained the license in 2004, we have further innovated and developed the U-GAS® process into our technology by developing new intellectual property of our own. We are operating projects and further advancing our gasification technology based on innovations and improvements to the design made during the ZZ Joint Venture plant design and operations and in the design, construction, commissioning, and operation of the Yima Joint Ventures. We will continue to refine and expand our gasification process to further differentiate it from other processes in its ability to reliably, cleanly and efficiently produce valuable products from feedstocks that are of low cost and quality and may even be characterized as wastes.

The primary advantage of our gasification process relative to other leading gasification technologies is its ability to produce syngas from most solid-form natural energy resources, including low quality brown coals and lignite to high quality bituminous and anthracite coals, high ash and high moisture coals, and biomass and other renewable waste materials. Our process is very effective at separating carbon from waste ash, which allows for the efficient processing of lower quality coals and many coal waste products that cannot otherwise be utilized efficiently or economically in gasifiers offered by our competitors. The ability to gasify these lower quality feedstocks unlocks economic advantages by allowing the clean and efficient use of lower cost, abundant, local feedstocks.

Our gasification process uses our advanced fluidized-bed technology for the production of valuable low-to-medium heating value syngas from a wide array of biomass feedstocks and coals using oxygen, oxygen enriched air, or air in the gasification reaction. Our technology was developed for the gasification of most coals as well as coal, biomass and biomass blends.

In our gasification process, the feedstock is prepared and conveyed into the gasifier reactor. Within the fluidized bed inside the gasifier, the feedstock reacts with steam, air and/or oxygen and the temperature is controlled to maintain high carbon conversion and non-slagging conditions for the ash. Our gasification process accomplishes four important functions in a single-stage, fluidized-bed gasifier: it decakes, devolatilizes and gasifies the feedstock, and if necessary, agglomerates and separates ash from the reacting coal. The operating pressure of the gasifier depends on the end use for the syngas and can be designed to range from 0 to 60 bar pressure (14.7 psia to 880 psia) or more. After cleaning, the syngas can be used for many applications such as power, SNG, chemicals such as methanol, DME and glycol, ammonia for fertilizer production, reducing gas for DRI processing, and transportation fuels, such as gasoline and diesels.

During operation, the feedstock is gasified rapidly within the fluidized bed and produces a gaseous mixture of hydrogen, carbon monoxide, carbon dioxide, water vapor and methane, in addition to small amounts of hydrogen sulfide and other trace impurities that are derived from the feedstock. Reactant gases, including steam and air or oxygen are introduced into the gasifier to facilitate the chemical reactions, and are also used to fluidize the feedstock inside the reactor. Ash is removed by gravity from the gasifier through a proprietary system for cooling, metering and depressurization. The ash is then typically sold as a raw material for construction and concrete products. The gasifier maintains a low level of carbon in the bottom ash discharge stream, generally achieving overall carbon conversions of over 95%. Cold gas efficiency is a measure of the amount of energy in the feed coal that is converted to syngas and is an important driver of gasification economics. Cold gas efficiencies of up to 83% on high ash coals and carbon conversions of over 99% have been repeatedly demonstrated at commercial scale in the ZZ Joint Venture plant with improved designs by us.

Fines carried over from the fluidized bed are separated from the product syngas prior to heat recovery and syngas cleanup and returned to the gasifier through our proprietary Fines Management System, or FMS, for maximizing carbon conversion. Our FMS which, along with other gasifier improvements, increases conversion of the feedstock which lowers feedstock costs. Using FMS, we achieved over 90-day continuous runs on each single gasifier, which provided very high availability of syngas due to our spare gasifier configuration. With FMS, we believe that we can maximize the utilization of low rank coal in our gasifiers, and as a result, improve the cost advantages derived from using our technology. Our Ash Management System, or AMS, recovers thermal energy from the hot ash generated during gasification and converts it to steam used in the gasification process for export or for generating power. Both our FMS and AMS increase overall efficiency. The product syngas generated from coal is free of tars and oils due to the temperature profile and residence time of the gases in the fluidized bed, simplifying downstream heat recovery and gas cleaning operations.

We believe that our gasification process also minimizes environmental emissions in all forms; air, water, and solid. As described above, due to unique and proprietary features, our gasification process can economically control the carbon content of the feed coal ash remaining after gasification such that the ash is a saleable product in most applications and markets. For wastewater emissions, the combination of dry processes for separation of fine solids from syngas, novel proprietary methods for ash cooling, and high cold gas efficiencies all reduce the water ultimately discharged as wastewater. Process water generated from our gasification units is readily treatable to enable recovery and recycling, such that ultimate wastewater discharge is minimized. Our gasification process and related syngas cleaning also captures the CO2 stream, which can then be used in various applications, such as enhanced oil recovery operations, chemical industry feedstock, and other industrial processes. As regulations that restrict CO2 emissions accelerate, we expect that coal gasification adoption will also accelerate as coal use expands globally.

 Competition

We believe that our technology offers an economical and cleaner approach for conversion of coal into energy and chemicals through our ability to economically gasify a wide range of solid-form natural resources including biomass, low quality coals, high quality coals, and coal wastes. We are not aware of commercially available gasifiers with such a wide range of feedstock flexibility. Our gasification technology operates efficiently with high ash and high moisture coals without coal rejection and without the formation of tars and oils. Other technologies, such as the Winkler and High Temperature Winkler fluidized bed gasifiers, British Gas Lurgi fixed bed gasifiers, and others are being marketed in specific regions like China, India, Russia, and North Korea. These technologies have a longer history but generally have inferior performance and economics due to high capital costs, rejection of fine coal, high water usage and production of undesirable by-products such as tars and oils in the syngas which cause additional clean up expense.

The most predominant commercially deployed gasification technology providers are GE, Shell, Siemens and CB&I (formerly Phillips66). These entrained flow slagging gasification technologies operate on more expensive high grade bituminous and some sub-bituminous coals as feedstocks, but lack capability with the more difficult low heating value, high ash and high moisture coals and with biomass or other renewable waste materials. In addition, there are several Chinese companies that utilize entrained flow slagging gasification technologies which are derivatives of the western technologies, and these have been built in commercial scale plants in China. The markets for coal gasification are large with room for competition, however increased competition may impact our future share of the market.

Additionally, several companies, including KBR, are developing gasification technologies targeted for lignite coals which have progressed past the research and development phase but as yet have no commercially operating gasifiers.

SES Gasification Technology Competitive Comparison

	Biomass & Peat	Lignite	Sub Bituminous	Bituminous & Anthracite	Comments
SES Advanced Fluidized Bed	Good Economics Good Efficiency Low Capex Low water use	Good Economics Good Efficiency Low Capex Low water use Good for high ash Good for high moisture Includes fine coal	Good Economics Good Efficiency Low Capex Low water use Good for high ash Good for high moisture Includes fine coal	Best Economics Good Efficiency Low Capex Low water use Good for high ash Good for high moisture Includes fine coal	SES Advanced Fluidized gasification maintains its efficiency across all feedstock qualities, and has lower water usage and low Capex and Opex. This leads to attractive economics on most of the world’s solid-form natural resources.
Entrained Flow	Excluded due to technology capability or to poor economics	Reduced Economics Some are Efficient Low to High Capex Med to high water use Not suitable for high ash Not suitable for high moisture Includes fine coal	Reduced Economics Some are Efficient Low to High Capex Med to high water use Some have moisture or ash limits Includes fine coal	Good Economics Efficient Low to High Capex Med to high water use Not suitable for high ash Not suitable for high moisture Includes fine coal	Entrained flow technologies have been the most widely deployed over the past 4 decades. These technologies tend to perform well and are best suited for highest quality coal resources. They can be large water consumers depending on coal feed type and syngas cooling systems used. Low to high Capex due mainly to variations in gasification heat recovery and integration designs.
Moving Bed	Excluded due to technology capability or to poor economics	Acceptable Economics due to lower coal pricing Good Efficiency High Capex High water use Environmental issues due to tars and oils Lump coal only Excludes fine coal	Reduced Economics Good Efficiency High Capex High water use Environmental issues due to tars and oils Lump coal only Excludes fine coal	Reduced Economics Good Efficiency High Capex High water use Environmental issues due to tars and oils Lump coal only Excludes fine coal	Large installed base in South Africa and China. Prior to SES technology, this was the High Capex alternative for low quality coal where entrained flow technologies were uneconomic.
Emerging Transport Reactor & Other	Non- Commercial	Non- Commercial	Non- Commercial	Non- Commercial	Emerging technologies have no commercial plants in operation such as the transport reactor which is best suited for low ash lignite coals. Many other emerging technologies attempting to gasify biomass and municipal wastes

Syngas itself is a competitive alternative to oil, natural gas and conventional coal. Syngas generation technologies such as our technology compete with oil, natural gas and conventional coal combustion technologies. Such competing technologies include reforming of natural gas for chemicals and hydrogen production, oil refining for fuels production and conventional natural gas, fuel oil and coal combustion in power generation equipment and other industrial applications. The competitive landscape and opportunity for all gasification technologies is primarily driven by the price and availability of natural gas and oil. Low natural gas and oil prices can significantly reduce the amount of new syngas capacity additions while high pricing for oil and natural gas or liquefied natural gas (LNG) can increase demand for syngas additions. Additionally, conventional coal combustion technologies such as coal fired boilers for power generation and other conventional coal fired industries compete on an installed cost basis with the much cleaner gasification based coal to syngas technologies. Therefore regulations that restrict pollutants such as sulfur oxides (SOx), nitrous oxides (NOx), particulate matter and heavy metals such as mercury, from conventional coal fired technologies create wider spread adoption of cleaner coal gasification technologies. The lack of regulation on conventional coal based technology conversely delays adoption of coal gasification technologies, especially in the power generation market.

Barriers to New Competition

Historically gasification technologies have required many years and development costs on the order of hundreds of millions of dollars to reach credible commercial deployment and such development was generally funded by users with strategic interests and deep pockets such as the oil companies or governments such as South Africa during economic sanctions. Most, if not all, gasification technologies have also received significant government subsidies in the early R&D stages. Our technology has been highly developed by both GTI and us over the past 40 years and commercially deployed. We believe that the current range of available technologies leaves little incentive for development of new technologies, and emerging competition for everyone in the industry is likely to be by imitators and adaptors. We believe that we are well positioned as compared to imitators and adaptors due to an operating platform at ZZ that allows rapid development and demonstration of improvements, a rapidly growing intellectual property portfolio, and a technology that requires extensive and deep understanding of a number of complex technical criteria to properly design and operate.

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

For each U-GAS® unit which we license, design, build or operate for ourselves or for a party other than a sub-licensee and which uses coal or a coal and biomass mixture or biomass as the feed stock, we must pay a royalty based upon a calculation using the MMBtu per hour of dry syngas production of a rated design capacity, payable in installments at the beginning and at the completion of the construction of a project, or the Standard Royalty. If we invest, or have the option to invest, in a specified percentage of the equity of a third party, and the royalty payable by such third party for their sublicense exceeds the Standard Royalty, we are required to pay to GTI an agreed percentage split of third party licensing fees, or the Agreed Percentage, of such royalty payable by such third party. However, if the royalty payable by such third party for their sublicense is less than the Standard Royalty, we are required to pay to GTI, in addition to the Agreed Percentage of such royalty payable by such third party, the Agreed Percentage of our dividends and liquidation proceeds from our equity investment in the third party. In addition, if we receive a carried interest in a third party, and the carried interest is less than a specified percentage of the equity of such third party, we are required to pay to GTI, in our sole discretion, either (i) the Standard Royalty or (ii) the Agreed Percentage of the royalty payable to such third party for their sublicense, as well as the Agreed Percentage of the carried interest. We will be required to pay the Standard Royalty to GTI if the percentage of the equity of a third party that we (a) invest in, (b) have an option to invest in, or (c) receive a carried interest in, exceeds the percentage of the third party specified in the preceding sentence.

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

Business Strategy

The key elements of our business strategy include:

Generate financial results from our existing joint venture assets in China.

ZZ Joint Venture

Our ZZ JV/MeOH plant produces clean syngas which is blended with coke oven gas, or COG, to produce chemical-grade methanol, or MeOH. This methanol is sold into the local methanol market in Shandong Province, China.  The history of the ZZ Joint Venture and the commercially restructured facility is described in more detail under “– Current Operations and Projects – Zao Zhuang Joint Venture. Key elements of our business strategy for the plant are:

a)      Operating at the highest possible production rates, based on market conditions, to maximize the financial results from the facility.

b)      Maximizing the operation of our gasification systems at the ZZ Joint Venture within local market constraints and continue to demonstrate the robustness and efficient capability of our technology.

c)      Secure alternative and increased sources of COG to aid increased production rates and lower production costs.

d)      Selective testing of new inventions at the ZZ Joint Venture that will benefit the joint venture and our future gasification projects.

e)      Continuously improving and innovating at the ZZ Joint Venture to lower production costs and improve operating margins.

f)      Evaluating, advancing and closing new partnering and/or expansion alternatives for improving the financial results which may include additional downstream technologies to produce high value products at the site and further enhance the financial results of the facility.

Yima Joint Venture

The Yima Joint Venture plant generated its first methanol production in December 2012. The Yima Joint Venture plant’s refined methanol section was fully commissioned in December 2013, and has operated at limited capacity since that date. The plant is designed to produce 300,000 tonnes per year of methanol from operating two of its three available gasifiers and has achieved 100% peak syngas production levels and 80% peak methanol production levels. This plant is intended to provide a commercial demonstration of our technology as deployed on a much larger scale than the ZZ Joint Venture plant.

We own 25% of the Yima Joint Ventures and Yima Coal Industry (Group) Co., Ltd., or Yima, owns 75%. Yima controls the construction, startup and operation of the plant. Recently, Yima put in place a new facility management structure, which we believe will significantly improve the operations of the facility. We believe the fundamental value of the Yima Joint Ventures is sound due to (1) the preferential coal pricing Yima can provide to the facility, (2) our technology’s capability to efficiently gasify this low quality coal and (3) the benefits derived from the plant’s large scale. More detail is available under “– Current Operations and Projects – Yima Joint Ventures”. Key elements of our business strategy for the Yima plant are:

a)      Achieving formal commercial acceptance of the entire facility including documented acceptance of the performance of our technology at Yima.

b)      Achievement of safe, full-design annual methanol production rates and overall profitable operation which can lead to dividend distributions to the shareholders of the joint venture.

c)      Increase the scrutiny of results from onsite JV management via cooperation with Yima and Henan Energy and Chemical Industry Group Co., Ltd., parent company of Yima, or HNECGC, senior leadership, maintaining our onsite staff, regular joint venture board meetings and related shareholder meetings.

d)      Continually assess long-term approach for us in the Yima Joint Ventures to maximize our financial return through achieving eventual dividends, restructuring alternatives and/or exit strategies.

TSEC Joint Venture

The purpose of the TSEC Joint Venture is to establish our gasification technology as the leading gasification technology in the TSEC Joint Venture territory (which is China, Indonesia, the Philippines, Vietnam, Mongolia and Malaysia) by becoming a leading provider of proprietary equipment for the technology. The scope of the TSEC Joint Venture is to market and license our gasification technology via project sublicenses; procurement and sale of proprietary equipment and services; coal testing; and engineering, procurement and research and development related to the technology. In addition, we believe our TSEC Joint Venture will also help build new partnerships within market segments such as DRI steel, power, transportation fuels and for longer term value creation, larger scale SNG projects utilizing low rank coal resources and biomass where our technology brings, and accelerate the commercialization of our technology on a global basis enabling us to reduce the capital requirements to achieve this acceleration. We own a 35% interest in the TSEC Joint Venture. More detail is available under “– Current Operations and Projects – TSEC Joint Venture”. Key elements of our business strategy for TSEC are:

a)      Achieve initial orders for new project license and equipment supply.

b)      Secure first customers for our higher pressure 40bar gasification platform, with a focus on brown field projects which could move quickly to install and operate the 40 bar system.

c)      Expand the scope of supply of the TSEC joint venture to grow from licenses and proprietary equipment supply into supply of non-proprietary process equipment into TSEC projects.

d)      Expand the TSEC engineering and construction capability together with ZCM to provide fully constructed fixed priced gasification systems in the territory.

e)      Endeavor to form collaborations and partnerships in market segments with known leaders in those markets to help advance our technology, such as our exclusive marketing agreement with the TSEC Joint Venture and Midrex Technologies for coal gasification-based DRI.

f)      Build implementation capability with TSEC to supply high quality, low cost equipment into our global projects outside the territory.

Partnering with proven project development companies.

We believe that partnering to enable the development of gasification projects, which can benefit from our technology’s capability regarding low cost feedstock flexibility, lower capital cost and reduce water usage footprint, can provide value through creating a channel for us to secure new orders and the ability to share in project development fees and/or achieve carried interests in projects. We believe that we have the greatest competitive advantage by using our gasification technology in situations where there is a ready source of low quality coal, coal waste or biomass to utilize as a feedstock. In many cases such low cost resources are not a viable energy source without our technology’s capability to convert the resource into syngas and resulting energy and chemical products.

Increase our organizational and financial capability to deliver our technology, equipment and services.

As our business verticals and other business initiatives develop and we secure new technology orders, we believe we may need to add significant implementation capability to follow through with fulfillment and implementation and increase our ability to provide the necessary financial and performance guarantees required by project customers and equity and debt financiers. We intend to seek new and impactful partnering opportunities to provide this needed capability in similar fashion to our TSEC Joint Venture in China.

Continue to develop and improve our technology.

We are continually seeking to advance and improve our gasification technology. We are continuing to work with our prospective customers to determine the suitability of their low rank coals for our technology through proprietary coal characterization testing and bench scale gasification tests. We are advancing our higher pressure 40bar to 60bar gasification system designs which can further enhance our capital and operating expenses effectiveness and allow our system to achieve much higher syngas output from a smaller sized gasifier. Additionally, we are growing our technology base through (i) continued development of know-how with our engineering and technical staff, (ii) growing and protecting our trade secrets as a result of patenting improvements tested at our ZZ and Yima Joint Venture plants, (iii) developing improvements resulting from integration of our technology with downstream processes, and (iv) developing improvements resulting from scaling up the design of our technology in pressure and capacity. Examples of our technology development include our High Pressure Gasifier, Fines Management System and Ash Management System which increase overall efficiency. We have several patent applications pending relating to these technology improvements in addition to a number of other improvements to increase the gasifier availability and to lower the costs of the gasifier installation and subsequent operations. For more information, see-“Patents” below.

Relationships with Strategic Partners and Business Verticals

As part of our overall strategy we intend to continue to form new strategic market-based partnerships or business verticals and grow our existing partner relationships where our technology offers advantages and through cooperating with these partners grow an installed base of projects. Through collaborative partnering arrangements we believe we will commercialize our technology much faster than entering these markets alone. In addition to regional business units, we are continuing to evaluate and develop our business in markets such as power, steel, fuels, substitute natural gas, chemicals and renewables which can benefit from deploying our technology offering to create these products from low cost coal and renewable feedstocks. We are developing these market-based business vertical opportunities together with strategic partners which have established businesses or interests in these markets with the goal of growing and expanding these businesses by partnering with us and deployment of our technology offering.

Our collaboration with GE Packaged Power, Inc., a subsidiary of GE, which began in early 2013 to jointly evaluate and market a small scale power generation unit combining our gasification technology with GE’s aeroderivative gas turbines, is an ongoing example of our market-based business vertical developments underway. This marketing arrangement will focus on regions of the world where conversion of non-conventional feedstock sources such as lignite and coal wastes into synthesis gas fuel via our technology may be highly price advantaged over conventional gas turbine fuel sources such as natural gas and fuel oil.  Together with GE, we have completed a preliminary evaluation of this application of our combined technologies. Under the terms of this agreement, the two businesses on a non-exclusive basis will complete the market evaluation and seek initial customers for this small scale power product. We, along with our distributed power collaborators, GE, ISTROENERGO GROUP, Inc. and TUTEN Ltd, have signed our first LOI with K-Electric, formerly known as Karachi Electric Supply Company. K-Electric is a large electric utility company in Karachi, Pakistan with over 2.3 GW of installed electric generating capacity. The exclusive LOI calls for an engineering and financial feasibility evaluation of a coal gasification power generation project with a capacity between 90 and 200 MW to be constructed near Karachi. The completed feasibility study can serve as the basis for further discussions and negotiations for a syngas power plant contract. We believe the distributed power segment offers opportunity over time to provide meaningful sales opportunities for our gasification technology and equipment systems. We intend to focus on the continued development of this business vertical.

We are also advancing developments via technology integration studies with potential partners for business verticals in DRI steel and “green” chemicals derived from municipal wastes, including through an exclusive agreement with TSEC and Midrex Technologies, Inc., or Midrex, a subsidiary of Kobe Steel Limited, for the joint marketing of coal gasification-based DRI facilities in China. These facilities will combine our gasification technology with the Direct Reduction Process of Midrex to create syngas from low quality coals in order to convert iron ore into high-purity DRI. As part of the agreement, we are working on developing a marketing package with which to address the potential China DRI market and are actively engaged in discussions with potential customers. The TSEC Joint Venture is participating in this marketing effort, as they will be integral to any projects that arise in that region. We are planning to begin a more detailed engineering study of our integrated solution in order to assist our marketing efforts with more robust technical solution data. We, Midrex and TSEC are having meetings with potential customers in China and the initial feedback from potential customers on the integrated process is generally positive.

We intend to focus on developing new opportunities for our proprietary technology whereby we may (i) integrate our technology package with downstream technologies to provide a fully integrated offering, (ii) partner with engineering, equipment and technology companies to provide our technology package into an integrated modular product offering, (iii) provide technology to enable coal resources to be integrated together with our technology where the coal resources may be of little commercial value without our conversion technology, or (iv)  partner with owners of these coal resources to create more value and opportunity for us through the integration of our technology with the coal resource. We understand the need to partner in certain markets, and plan to do so with companies that we believe can help us accelerate our business. For example, we have entered into an agreement with Simon India Ltd, a subsidiary of Adventz, to exclusively market our technology in India where we believe the market for coal gasification plants is now developing due to large infrastructure growth demands and an increasing need for a variety of basic chemical and energy products. Additionally, Simon India Ltd is our exclusive engineering partner to assist us in completing our process design package (PDP) for the SES Gasification Technology for projects in India that utilize our technology. This relationship with Simon gives us a large and well-established network within India from which to develop and participate in projects using our technology. Our partnering approach in some cases is country specific and in other cases is industry or market segment specific. Additionally, where strategic relationships and capital and/or financing is available, we may acquire operating assets with potential to generate near term earnings and provide us with advantages in deploying our technology. We are also actively pursuing business verticals in the diversified segments of transportation fuels, steel and fertilizers where our technology is specifically well suited and developing new downstream coal-to-chemicals and coal-to-energy projects which may expand our initial focus to include facilities producing SNG, MTG, glycol, and power and reducing gas for the steel industry

Target Markets

The energy and chemicals landscape has evolved rapidly over the past five to ten years with upward pressure on demand and increasing pressure to deliver outstanding environmental performance while simultaneously delivering economics that will attract investment capital. World energy consumption is expected to increase significantly over the next two decades. Demand is heavily driven by non-OECD nations where those developing economies require ever increasing access to more energy products to establish healthy economies that improve the living conditions of those populations. Energy and chemical products are needed for basic health, food and agricultural products, housing needs and infrastructure for safety and mobility. A 2013 EIA report projects that total worldwide energy consumption will exceed 800 quadrillion British thermal units, or BTU, by 2040 with non-OECD nations making up close to 75% of that consumption.

Growth in energy in non-OECD nations is expected to be led by growth in Asia. The same EIA reports projects Asia to make up close to 66% of that projected 2040 consumption. We believe we are well positioned in Asia where we have two operating projects using five of our gasification systems. In addition, the TSEC Joint Venture provides us with a strong Chinese partner already specialized in the manufacturing and design of processing industry equipment and projects. The TSEC Joint Venture territory initially covers China, Vietnam, Indonesia, Philippines, Malaysia and Mongolia.

Coal is required as a major source of energy for decades to come. Growth in coal usage is also expected to be led by the Non-OECD nations. Coal based energy in combination with other energy producing technologies is required to help alleviate energy poverty around the world. In 2011, approximately 1.3 billion people lived without access to electricity and significant investment is required to alleviate this energy poverty by 2030. This need for energy access is in addition to continued energy demand required by GDP growth in both OECD and Non-OECD nations. All combined coal is expected to continue to be a large scale source of affordable energy.

Transforming coal into clean energy and chemical products. Against the backdrop of significant growth in global energy needs and the requirement for coal to supply a large portion of this energy emerges the need to transform coal into energy products in a clean and sustainable manner. Commercially proven gasification technologies such as our technology are able to cleanly extract the important carbon and hydrogen components from coal in the form of a clean syngas product. This syngas product is then readily converted into a variety of energy and chemical products. Transforming coal into clean energy and chemical products is a growing opportunity as can be seen from the charts below. Global syngas growth is expected to accelerate rapidly. In fact, we believe the versatility and capability of syngas to make such a variety of products has just begun to be tapped and the quantity of syngas capacity in operation today on a global basis is only a fraction of what is required to meet the growing global energy demand.

Total Worldwide Gasification Capacity and Planned Growth and Planned Gasification Growth – by Product

NETL 2010 Worldwide Gasification Database

We believe that our technology is well positioned to be an important solution that addresses the market needs of the changing global energy landscape. Our gasification technology is unique in its ability to provide an economic, efficient and environmentally responsible alternative to many energy and chemical products normally derived from natural gas, LNG, crude oil, and oil derivatives.

Our target markets focus primarily on lower quality coals, biomass and municipal waste and our gasification technology allows energy in the widest range of feedstocks to be unlocked and converted into flexible and valuable syngas. We offer a compelling advantage because of our ability to use such wide range of solid fuel natural resources. Without our technology, regions where lignite coal, high moisture coal, high ash coal and/or high fines coals exist may face technology barriers that trap those resources. Our technology can transform most of these natural resources into a valuable and flexible syngas product. This clean syngas product can then be used in place of natural gas and oil for making most energy and chemical products.

Because of these market dynamics, we believe our gasification technology has broad strategic importance to:

1)	Countries and regions with developing economies which have their own low cost domestic coal resources or easy access to imported low cost coal. Such countries and regions need access to low cost clean energy and chemical products to grow and in some cases to provide basic necessities that improve the health and well-being of their populations. These regions have limited access to affordable alternate energy sources like natural gas and oil, and can benefit from economic growth by using the lowest cost energy resources such as low cost domestic or imported coal for the production of vital products. Many Asian countries expect to see a surge in imported coal in addition to increased use of domestic coal to meet their energy product demand increase.

2)	Developed nations in the west such as Australia, Europe and the US which possess significant low cost coal resources and which have a strategic need and desire to produce clean and affordable energy and chemicals from their own domestic resources.
3)	Existing operating companies which deploy their own technologies for energy and/or chemicals production. These technologies have been well established for use with oil and natural gas resources but are constrained from growing in parts of the world where the oil and natural gas feedstocks are either not readily available due to missing infrastructure and/or very expensive such as LNG in much of Asia. Integrating those establish technologies with our technology opens these technologies to a new low cost natural resource in low quality coals thereby transforming the economic opportunity. Such is the case for example in producing power, methanol, DRI steel product, ammonia and urea for fertilizers and many transportation fuels such as gasoline, diesel and jet fuel.

China Market

The development of the modern coal chemical industry in China depended mainly on the country’s resource possession status, i.e. coal-rich, oil-lean and gas-lacking, and has also been driven by the vast and increasing demand for energy and chemical products. Coal has been and is predicted to continue to be the most vastly used natural resource for energy production in China.

Other contributors to the growth of China’s industrial sector include the government’s ambition for economic development, unlimited access to coal resources including low cost coal, better profitability for utilizing these lowest cost and highly available resources, abundant capital flow, demand for the development of clean energy products to mitigate the severe air pollution problem, as well as China’s historic experience and application of coal chemical processes.

The Chinese government puts particular emphasis on the “Introduction, Digestion & Absorption” of imported advanced technologies. The Chinese equipment industry and locally developed coal chemical processes have matured in recent years.

Gasification is the leading technology for coal chemical processes development in China. The development and improvement of gasification technology over the past decade in China is expected to contribute to the growth of the Chinese coal chemical industry. In comparison to fixed bed gasification processes, which have already been widely deployed in China, fluidized bed gasification is capable of using finer coal (with smaller coal particles), which greatly broadens the raw coal supply availability for projects based on SES Gasification Technology.

As China’s energy demand is expected to nearly double over the next 25 years, the production of electricity, steel, chemicals and transportation fuels from Chinese coal and other imported coals will continue to grow and we believe will require the widespread use of coal gasification. The pressure that the Chinese government is under to improve the environmental quality, especially around the large metropolis areas, has put conventional coal utilization technologies under pressure.

In the power generation market, many provinces are not permitting new plants to utilize coal-fired boilers for small scale power generation due to the poor environmental performance of these boilers. For transportation fuels development, the National Development and Reform Commission of China has begun work on providing guidance to industrial companies for the generation of diesel and gasoline with stricter emissions regulations. The government is requiring industrial companies to become more conscious of water consumption and pollution, coal utilization with regards to using more efficient technologies, and tighter emissions controls in order to improve the current air quality situation.

While the Chinese government is encouraging improvement in environmental performance industry wide, the demand for energy products is continuing to increase at a remarkable pace. The intersection of these two driving forces, need for improved environment and need for more energy products based on China’s most abundant natural resource, drives all major industry sectors in China towards the only clean use of coal – gasification.

ASIACHEM, the Coal Chemical Consultancy, summarized that the continued development of a Chinese macro economy and the tremendous demand for energy and chemical products in China creates a large market for clean coal conversion. Liquid fuels, substitute natural gas, chemicals including olefins, ethylene glycol, and aromatics, steel products and other insufficiently supplied products in China will be the greatest developing sectors in the modern coal chemical industry.

India

We believe that India is poised for coal-based gasification growth, and is turning the corner to be capable to realize that growth. Although India has substantial low rank coal resources, many of which are not able to be used in conventional coal technologies without significant upgrading, there has historically been limited coal gasification in India due to the cost of competing alternatives derived from oil and natural gas and due to the challenging nature of the high ash Indian coals to be gasified. India continues to put a fixed tariff on its natural resources with multiple price points for different types of end users (i.e. by industry, residential, commercial).

For the last several years, our business development activities in India were slow due to the fallout from allegations of government corruption in India related to energy and resource distribution. One of the more highly publicized allegations is the so-called “coal-gate” scandal which alleged widespread government corruption in the awards and non-awards of Indian coal allocations to various companies. Many of coal mine allocations were left undeveloped for a variety of reasons, including the Indian government’s price controls, strict environmental and land use regulations and other government policies. India’s growing population and standards of living demand a wide variety of infrastructure projects such as for power, steel and fertilizer, all of which could be aided by coal development. Many of our prospective customers were among these affected by the inability to get access to local Indian coal, and in these cases the customers’ projects have experienced significant delays.

This year India held elections and brought in a new government with the goal of cleaning up corruption, and opening the pathways for companies to develop clean energy projects for the benefit of India. We have begun to see an increase in interest in our technology from potential customers in India, and we are working with our Indian partner Simon India Ltd to meet the near-term needs of these potential customers.

Once the availability of coal is resolved, the market for coal gasification based plants is poised for growth due to reduced availability and increasing prices of oil and natural gas, large infrastructure growth demands, rapid economic growth, and an increasing need for a variety of basic chemical and energy products, which may be derived from coal gasification to fuel this growing market. We are actively pursuing significant opportunities in India and we believe that we have competitive advantages in this market due to India’s high ash coals for which other commercialized technologies are not as suitable. India also offers a base for high quality engineering and other technical resources at low cost.

Current Operations and Projects

Zao Zhuang Joint Venture

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

On July 24, 2013, the ZZ Joint Venture entered into a cooperation agreement (the “ZZ Cooperation Agreement”) with Xuecheng Energy and its parent company, Shandong Xuejiao Chemical Co., Ltd. (collectively referred to as “Xuejiao”), which serves to supersede the existing syngas purchase and sale agreement among the parties dated October 22, 2006 and supplemented previously in 2008. The ZZ Cooperation Agreement, which became effective on October 31, 2013, represents the basis for an integrated syngas to methanol operation and resolution of the nonpayment of the contractual capacity fees by Xuejiao.  Under the terms of the ZZ Cooperation Agreement, Xuejiao will (i) provide the ZZ Joint Venture with use of their methanol plant for ten years at no cost to the ZZ Joint Venture, (ii) provide a bank loan guarantee of approximately $3.3 million for a majority of the financing necessary for the ZZ Joint Venture for the retrofit and related costs of the ZZ Joint Venture plant, (iii) waive certain advances previously made to the ZZ Joint Venture and (iv) supply discounted coke oven gas produced by its existing coke ovens to be used in combination with synthesis gas to produce refined methanol from the new ZZ Joint Venture integrated syngas methanol operation. The new integrated operation will be managed by the ZZ Joint Venture.

Effective October 31, 2013, the ZZ Joint Venture terminated and waived its claims to past due capacity fees owed by Xuejiao under the prior syngas purchase and sale agreement. Pursuant to the ZZ Cooperation Agreement, prior payments of approximately $1.8 million were applied to settling the prior payments due under the syngas purchase and sale agreement.

The ZZ Joint Venture began producing and selling methanol in November 2013 and sold 35,682 tonnes of methanol during the year ended June 30, 2014. We assumed operational control of the integrated methanol production facility in October 2013 under a restructured commercial arrangement. The ZZ Joint Venture has worked to complete the plant retrofits and equipment upgrades to enable increased methanol production from integrated syngas and coke oven gas feedstock. The ZZ Joint Venture is now operating an integrated plant which has two operating modes where it (i) converts coke oven gas directly to methanol and (ii) converts coal to syngas, then blends the syngas and coke oven gas at a specific ratio to produce additional quantities of methanol.  The ZZ Joint Venture began producing and selling methanol in November 2013 from coke oven gas. The ZZ Joint Venture restarted its syngas plant for approximately two weeks during December 2013. In January 2014, the ZZ Joint Venture produced methanol only from coke oven gas due to lower coke oven gas supplies during the cold weather. The ZZ Joint Venture intends to manage syngas production in order to optimize results. The syngas facility will generally operate when adequate coke oven gas supplies are available to achieve the correct syngas to coke oven gas blend ratio. The ZZ Joint Venture also recently executed agreements to secure an additional minimum 4,000 normal cubic meters per hour of coke oven gas from a local supplier, with a target of 5,000 normal cubic meters per hour, in order to increase methanol production and reduce supply risks. This additional coke oven gas represents approximately a 30% increase in feedstock supply for the ZZ Joint Venture Plant. In addition, we are focused on lowering our operating costs, as well as reducing forced outages at the facility.

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

Current ZZ Operating Description and Capability

As described above, we assumed operational control of the integrated methanol production facility in October 2013 under a restructured commercial arrangement pursuant to the ZZ Cooperation Agreement. The ZZ Joint Venture completed plant retrofits and equipment upgrades to enable increased methanol production from integrated syngas and COG feedstock. The ZZ Joint Venture began producing and selling methanol in November 2013 and sold 35,682 tonnes of methanol during the year ended June 30, 2014 generating approximately $13.3 million of revenue. The ZZ Joint Venture restarted its syngas plant for approximately two weeks during December 2013. In January 2014, the facility produced methanol from coke oven gas only due to coke oven gas supplies disruptions during the cold weather when COG was diverted to the city gas loop for residential heating needs. We expect such diversions of COG into residential heating during the winter months to be reduced or eliminated in the future due to local town gas system being upgraded to use pipeline natural gas.

Between January and August 2014, methanol prices in China and at our ZZ facility have been near historic lows. Under these conditions the facility has operated primarily in the COG only mode. We believe methanol prices have been at these recent low levels primarily related to the general economic conditions in China as demonstrated by China’s current low PMI. We are aware of new facilities soon to startup in local Shandong province area which will increase local demand for methanol to be used for olefins production, which we believe will be reflected in improving methanol prices over time.

Other non-market based factors affect economic expectations at the ZZ Joint Venture facility such as but not limited to unscheduled maintenance, forced outages, catalyst degradation and performance in both the COG reformer and methanol synthesis loop and third party coke oven outages which can curtail available COG feedstock. The ZZ facility is limited to approximately 24 hours of COG storage.

Although we intend for the ZZ Joint Venture to sustain itself through its own earnings, we may need to make additional contributions to the ZZ Joint Venture in order for it to meet its obligations. In September 2014, we made a capital contribution of $1.5 million to the ZZ Joint Venture. This capital contribution was used to pay a portion of the ZZ Short-term Loan, which was due on September 9, 2014. We are currently in discussions with Zao Zhuang Bank Co., Ltd to replace the ZZ Short-term Loan with another similar loan and line of credit.

During meetings with the local government at Xuecheng in June, 2014 and separate meetings with Xuejiao, the ZZ Joint Venture has been advised that the existing Xuejiao coke oven facility may be permanently shutdown in the future. A definitive timeline has not been established for this shutdown and the ZZ Joint Venture was informed that it may occur in the next 3 to 4 years. Xuejiao has constructed and new coking coal facility about 20KM away for the current facility and this new facility is intended to eventually replaced the current facility which has come under scrutiny for pollution from its old generation coking coal technology used. Because of this the ZZ Joint Venture intends to develop its alternatives for continued production of methanol and other products from the facility. The ZZ Joint Venture is expected to qualify as a clean industrial producer of chemicals such as methanol which can be expanded into a clean industrial park once the existing coke ovens are removed. We are evaluating alternative products and partnership structures for partnering and/or expansion of the ZZ Joint Venture plant. In 2010, the ZZ Joint Venture received the necessary government approval for an expansion into mono-ethylene glycol production. This expansion project remains under evaluation by us. We are also evaluating new downstream technologies to produce high value products at the site.

Yima Joint Ventures

In August 2009, we entered into amended joint venture contracts with Yima, replacing the prior joint venture contracts entered into in October 2008 and April 2009. The joint ventures were formed for each of the gasification, methanol/methanol protein production, and utility island components of the plant, or collectively, the Yima Joint Ventures. The amended joint venture contracts provide that: (i) we and Yima contribute equity of 25% and 75%, respectively, to the Yima Joint Ventures; (ii) Yima will guarantee the repayment of loans from third party lenders for 50% of the project’s cost and, if debt financing is not available, Yima is obligated to provide debt financing via shareholder loans to the project until the project is able to secure third-party debt financing; and (iii) Yima will supply coal to the project from a mine located in close proximity to the project at a preferential price subject to a definitive agreement to be subsequently negotiated. In connection with entering into the amended contracts, we and Yima contributed remaining cash equity contributions of $29.3 million and $90.8 million, respectively, to the Yima Joint Ventures during the three months ended September 30, 2009. We are responsible for our share of any cost overruns on the project.

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

The Yima Joint Venture plant generated its first methanol production in December 2012. The Yima Joint Venture plant’s refined methanol section was fully commissioned in December 2013, and has operated at limited capacity since that date. The plant is designed to produce 300,000 tonnes per year of methanol from operating two of its three available gasifiers and has achieved 100% peak syngas production levels and 80% peak methanol production levels. This plant is intended to provide a commercial demonstration of our technology as deployed on a much larger scale than the ZZ Joint Venture plant.

   The Yima Joint Venture initiated an outage in March that was intended to allow the plant to make broad and miscellaneous improvements to many areas of the entire methanol producing facility which had not been completed or properly installed. Many of these improvements were punch-list items left over from construction, along with improvements which have been learned from the past year’s operation at the plant. Additionally, it was identified during this time that the Yima Joint Venture has not installed all the required units related to removal of sulfur compounds from syngas. A portion of these repairs were completed and the facility was restarted in late June, 2014. After three weeks of operation the plant was shut down again due to improper repair techniques on its Heat Recovery System Generator.

We believe there is a consistent pattern of the Yima Joint Venture management not demonstrating an understanding of the methanol facility operations and not sourcing available expertise in China to improve the overall operations. We have witnessed operation of its gasifier systems at Yima with design and operating parameter deviations from our existing technology recommendations. We have previously experienced limited ability to influence the Yima Joint Ventures’ operating performance. Our conclusion regarding our lack of significant influence is based on our interactions with the Yima Joint Ventures related to the start-up and operations and due to various other circumstances including limited participation in operating and financial policymaking processes and our limited ability to influence technological decisions.

As a result of these issues, HNECGC restructured the management of the Yima Joint Ventures under the direction of the Henan Coal Gasification Company or Henan, which is an affiliated company reporting directly to HNEGC. The ownership of the Yima Joint Ventures is unchanged. Henan currently has full authority of day to day operational and personnel decisions at the Yima Joint Venture. The goal of the management restructuring is to provide for a more experienced and efficient operations management system. The management team at Henan is experienced at running and optimizing coal gasification facilities, and they currently operate other coal gasification facilities. We currently plan to rely upon and assist Henan's management to achieve optimized operations and will continue to attempt to improve our influence on the Yima Joint Ventures. Despite this, we believe the fundamental value of the Yima Joint Ventures remains sound due to (1) the preferential coal pricing Yima can provide to the facility, (2) our technology’s capability to efficiently gasify this low quality coal and (3) the benefits derived from the plant’s large scale.

TSEC Joint Venture

On February 14, 2014, SES Asia Technologies Limited, one of our wholly owned subsidiaries, entered into a Joint Venture Contract (the “JV Contract”) with Zhangjiagang Chemical Machinery Co., Ltd. (“ZCM”) to form Jiangsu Tianwo-SES Clean Energy Technologies Limited (the “TSEC” Joint Venture”). The purpose of the TSEC Joint Venture is to establish our gasification technology as the leading gasification technology in the TSEC Joint Venture territory (which is initially China, Indonesia, the Philippines, Vietnam, Mongolia and Malaysia) by becoming a leading provider of proprietary equipment for the technology. The scope of the TSEC Joint Venture is to market and license our gasification technology via project sublicenses; procurement and sale of proprietary equipment and services; coal testing; and engineering, procurement and research and development related to the technology. ZCM is contributing RMB 100,000,000 (approximately USD $16 million) in cash to the TSEC Joint Venture, and owns 65% of the TSEC Joint Venture, and we have contributed an exclusive license to use of our technology in the TSEC Joint Venture territory pursuant to the terms of a Technology Usage and Contribution Agreement entered into among the TSEC Joint Venture, ZCM and us (the “TUCA”) on the same date, and own 35% of the TSEC Joint Venture.

Through the TSEC Joint Venture, we have partnered a significant portion of our China business with ZCM, a financially strong and highly skilled Chinese chemical equipment manufacturing company which desired to invest into the growth of China’s clean energy space and which recognized the opportunity afforded by our technology capability and business model.  We believe partnering with ZCM can accelerate the commercialization of our technology on a global basis and will enable us to reduce our capital requirements to achieve this acceleration. In addition, our China business will not only support the growth of our TSEC Joint Venture but we believe will also build new partnerships in China within market segments such as DRI steel, power, transportation fuels and for longer term value creation, larger scale SNG projects utilizing low rank coal resources and biomass which our technology brings. We intend to form business verticals where we can secure ownership positions in these market vertical partnerships that both help build value for the TSEC Joint Venture and for our China business.

Golden Concord Joint Venture

Our joint venture with Golden Concord, or the GC Joint Venture, was formed to (i) develop, construct and operate a coal gasification, methanol and DME production plant utilizing our technology in the Xilinghaote Economic and Technology Development Zone, Inner Mongolia Autonomous Region, China and (ii) produce and sell methanol, DME and the various byproducts of the plant. We have a 51% ownership interest in the GC Joint Venture. We are currently working to liquidate and dissolve the GC Joint Venture.

SES Resource Solutions

SES Resource Solutions, Ltd., or SRS, is an inactive joint venture owned 50% by us and 50% by Midas Resources AG, or Midas that was formed in June 2011 to provide additional avenues of commercialization for our technology. Key objectives of the joint venture were to identify and procure low cost, low rank coal resources for which our technology represents the best route to commercialization; to provide investment opportunities in both gasification facilities and coal resources; and to facilitate the establishment of gasification projects globally based on the our technology. In December 2012, SRS suspended its activities due to the unavailability of financing for coal resources. Therefore we are in the process of winding up this business.

Business Development, Engineering and Project Management

Business Development Staff

We currently employ a staff of experienced business development professionals in the U.S. and China that are focused on opportunities in all of our target markets. The business development team is focused on the disciplined development of new business for gasification projects, licensing opportunities and other technology products and services that maximize the advantages of our gasification technology. Members of the team have either led or participated in the development of multiple coal and natural gas power projects, coal gasification projects, chemical and gasification licensing transactions globally over the past three decades. In addition, we utilize consultants to supplement our staff in developing relationships with strategic partners and potential customers.

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

Business Concentration

Our assets in China accounted for approximately 94% of our total assets as of June 30, 2014, which includes property, plant and equipment of the ZZ Joint Venture, our investment in the Yima Joint Ventures and other assets.

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

Patents

We currently hold multiple U.S. and international patents and have a number of pending patent applications, primarily relating to new technology developments that we have made to the U-Gas® technology. This includes our gasification process, the integration of our gasification process with downstream uses and the equipment design for our gasification facilities. Although in the aggregate our patents are important to us, we do not regard any single patent as critical or essential to our business as a whole.

Prior to us entering into the GTI Agreement, U-Gas® had not been commercially deployed on coal above approximately 150 tons per day per gasification system nor had it been commercially deployed on coal using pure oxygen as a reactant. Today, we have commercially deployed the technology at a scale of 1200 tons per day of coal feed using pure oxygen as a reactant. We also have new designs underway today, and we are quoting gasification systems that would increase our gasification capacity to approximately 3000 tons per day of coal using pure oxygen as a reactant. We have made improvements that we have either patented or are in the process of patenting, or we are holding as trade secrets. In addition, we have several new improvements in development associated with designs of our higher pressure and higher capacity systems that further enhance the efficiency of the process or reduce capital or operating expenses.

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

In addition, some recent scientific studies have suggested that emissions of certain gases, commonly referred to as “greenhouse gases,” may be contributing to the warming of the Earth’s atmosphere.  In response to such studies, many countries are actively considering legislation, or have already taken legal measures, to reduce emissions of greenhouse gases.  Examples of such legislation and new legal measures include new environmental laws and regulations that could impose a carbon tax, a cap and trade program requiring us to purchase carbon credits, or measures that would require reductions in emissions or require modification of raw materials, fuel use or production rates.  Carbon dioxide, a byproduct of burning fossil fuels such as coal, is an example of a greenhouse gas.  Regardless of technology used in gasification facilities, there is carbon dioxide released whenever the syngas is cleaned and prepared for energy or chemicals production.  We believe that gasification is currently the most desirable technology for processing coal if CO2 emissions become regulated. This is because gasification and the adjacent syngas cleaning technologies separate the CO2 produced from the final products and thereby create a rich CO2 stream that can be captured, sequestered and/or sold. However, greenhouse gas regulations can add production and capital cost to all fossil fuel technologies and may require us or our customers to obtain additional permits, meet additional control requirements, install additional environmental mitigation equipment, or take other as yet unknown steps to comply with such potential regulations, which could adversely affect our financial performance.

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

Also at the time of applying for SAFE registration (including any change registration), foreign-invested enterprises will be required to represent that its foreign shareholder is not directly or indirectly held by any Chinese residents. Any false or misleading representations may result in administrative liabilities imposed on the onshore entities and their legal representatives. If Chinese residents who are beneficial holders of our shares, make, or have previously made, direct or indirect round tripping investments through a SPV which falls within the scope of the registration under the SAFE Circular 37 (SAFE circular Relating to Foreign Exchange Administration of Offshore Investment, Financing and Round tripping Investment by Domestic Residents utilizing Special Purpose Vehicles), the Chinese residents must make foreign exchange registration for their offshore investments, failing which, the Chinese residents may be ordered to return the capital to China and be imposed a fine by SAFE for such misconduct.

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

Under Chinese regulations, wholly foreign-owned enterprises and Sino-foreign equity joint ventures in China may pay dividends only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. The foreign invested company may not distribute profits until the losses of the previous fiscal years have been made up. Additionally, the foreign invested company shall make allocations of after-tax profits to a reserve fund and a bonus and welfare fund for their employees. In the case of a Sino-foreign equity joint venture, in addition to the reserve fund and the bonus and welfare fund, the company shall also make allocations to a venture expansion fund. The amount to be contributed to the reserve fund shall be no less than 10% of the after-tax profits unless the aggregate amount exceeds 50% of the registered capital of the company. The amount to be contributed to other funds may be determined by the board of the company in accordance with the applicable laws. Any amounts to be contributed to such funds shall be set aside prior to distribution of after-tax profit.

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

Although we have been successful in obtaining the permits that are required at a given stage with respect to the ZZ Joint Venture, Yima Joint Ventures, and the TSEC Joint Venture, any retroactive change in policy guidelines or regulations or an opinion that the approvals that have been obtained are inadequate, at the municipal, provincial or central government levels in China, could require us to obtain additional or new permits or spend considerable resources on complying with such regulations. Other developments, such as the enactment of more stringent environmental requirements, changes in enforcement policies or discovery of previously unknown conditions, could require us to incur significant capital expenditures or suspend operations.

Employees

As of June 30, 2014, we had approximately 213 full-time employees, including 190 employees at the ZZ Joint Venture plants, 2 employees at the Yima Joint Ventures. None of our employees are represented by any collective bargaining unit. We have not experienced any work stoppages, work slowdowns or other labor unrest. We believe that our relations with our employees are good.

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

As of June 30, 2014, we had $19.4 million in cash and cash equivalents. We currently plan to use our available cash for (i) securing orders and other associated tasks associated with our distributed power initiatives such as in Pakistan with General Electric; (ii) executing our strategy to develop market based business verticals, (iii) the ZZ Short-term Loan for $3.3 million, which was repaid in September 2014; (iv) general and administrative expenses and (v) working capital and other general corporate purposes. Although we intend for the ZZ Joint Venture to sustain itself through its own earnings, we may also need to make additional contributions to the ZZ Joint Venture in order for it to meet its obligations until the ZZ Joint Venture generates sufficient cash flows to cover its operating costs and debt service. The actual allocation and timing of these expenditures will be dependent on various factors, including changes in our strategic relationships, commodity prices and industry conditions, and other factors that we cannot currently predict. In particular, any future decrease in economic activity in China or in other regions of the world in which we may in the future do business could significantly and adversely affect our results of operations and financial condition. Operating cash flows from our joint venture operating projects can be positively or negatively impacted by changes in coal and methanol prices. These are commodities where market pricing is often cyclical in nature.

Although we made significant progress recently on partnering our China business through the TSEC Joint Venture, we expect to continue for a period of time to have negative operating cash flows until we are generating sufficient cash flows from our technology, equipment and services business and our China business (including the ZZ Joint Venture, the Yima Joint Ventures and the TSEC Joint Venture) to cover our general and administrative expenses and other operating costs. We will also limit the development of any further projects until we have assurances that acceptable financing is available to complete the project. We may pursue the development of selective projects with strong and credible partners or off-takers where we believe equity and debt can be raised or where we believe we can attract a financial partner to participate in the project and where the project would utilize our technology, equipment and services.

 We do not currently have all of the financial resources to fully develop and execute on all of our other business opportunities; however, we intend to finance our development through paid services, technology access fees, equity financings and by securing financial and strategic partners focused on development of these opportunities. We can make no assurances that our business operations will provide us with sufficient cash flows to continue our operations. We will need to raise additional capital through equity and debt financing for any new ventures that are developed, to support our existing projects and possible expansions thereof and for our corporate general and administrative expenses. We may consider a full range of financing options in order to create the most value in the context of the increasing interest we are witnessing in our proprietary technology.

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

In addition to the completion of the Yima Joint Venture plant and the restart of the ZZ Joint Venture plant, we intend to focus on developing our business verticals and focus on the development of our recently formed TSEC Joint Venture.  Although we have begun to develop our power vertical through our relationship with GE and our DRI steel vertical with Midrex, we are still in the early stages of developing these verticals and many of the relationships with potential partners are still being cultivated. We cannot provide assurance that we will be able to successfully develop our business verticals or to successfully grow the TSEC Joint Venture, which depends upon several factors, including the strength of global energy and chemical markets, commodity prices and the continued success of our ZZ Joint Venture Plant and Yima Joint Venture plant.  There can be no assurances that we will be able to succeed in these strategies and our inability to do so could have a material adverse effect on our business and results of operation.

We are dependent on our relationships with our strategic partners for project development.

We are dependent on our relationships with our strategic partners to accelerate our expansion, fund our development efforts, better understand market practices and regulatory issues and more effectively handle challenges that may arise. Through the TSEC Joint Venture, we have partnered a significant portion of our China business with ZCM, a financially strong and highly skilled Chinese company which desires to invest into the growth of China’s clean energy space and which recognizes the opportunity afforded by our technology capability and business model.  We believe partnering with ZCM can accelerate the commercialization of our technology on a global basis and will enable us to reduce our capital requirements to achieve this acceleration. Our future success will depend on these relationships and any other strategic relationships that we may enter into. We cannot assure you that we will satisfy the conditions required to maintain these relationships under existing agreements or that we can prevent the termination of these agreements. We also cannot assure you that we will be able to enter into relationships with future strategic partners on acceptable terms. The termination of any relationship with an existing strategic partner or the inability to establish additional strategic relationships may limit our ability to develop the TSEC Joint Venture, our projects, including the ZZ Joint Venture and Yima Joint Ventures and our marketing arrangement with GE and Midrex, and may have a material adverse effect on our business and financial condition.

Our liquidity and capital resources are highly dependent on Chinese methanol prices.

The majority of our current revenues are derived from the sale of methanol in China. We do not have long term offtake agreements for these sales, so revenues fluctuate based on local market spot prices, which have been under significant pressure, and we are unsure of how much longer this will continue. Our revenues, liquidity and capital resources will be materially adversely affected if markets remain under pressure, and we are unable to obtain satisfactory prices for these commodities or if prospective buyers do not purchase these commodities.

We may never be able to reach agreements regarding the completion of future projects.

Other than our ZZ Joint Venture and the Yima Joint Ventures, all of our other potential development opportunities are in the early stages of development and/or contract negotiations. Our agreements with Xuejiao and Yima, discussed under “Description of Business—Current Operations and Projects,” are currently our only negotiated joint venture contracts with operations. Additionally, we have only recently begun to develop our licensing and related service business, as well as our business verticals for power, steel and renewables, and many of the relationships with potential customers and partners, including GE Power and Midrex, are still being cultivated and developed. We are unsure of when, if ever, many of these contracts will be negotiated, executed and implemented. There are many reasons that we may fail in our efforts to negotiate, execute and implement contracts with our target customers and partners to provide cost efficient energy services, including the possibilities that: (i) our products and services will be ineffective; (ii) our products and services will be cost prohibitive or will not achieve broad market acceptance; (iii) competitors will offer superior products and services; or (iv) competitors will offer their products and services at a lower cost.

Joint ventures that we enter into present a number of challenges that could have a material adverse effect on our business and results of operations and cash flows.

We have developed two projects in China, the ZZ Joint Venture and the Yima Joint Ventures, and have recently entered into our TSEC Joint Venture. In addition, as part of our business strategy, we plan to enter into other joint ventures or similar transactions, including as part of our business verticals for power, steel and renewables, some of which may be material. These transactions typically involve a number of risks and present financial, managerial and operational challenges, including the existence of unknown potential disputes, liabilities or contingencies that arise after entering into the joint venture related to the counterparties to such joint ventures, with whom we share control. We could experience financial or other setbacks if transactions encounter unanticipated problems due to challenges, including problems related to execution or integration. Any of these risks could reduce our revenues or increase our expenses, which could adversely affect our results of operations and cash flows.

Additionally, we are a minority owner in the Yima Joint Ventures, and we are relying on Yima to provide the management and operational support for the project. As a result, the success and timing of the Yima project will depend upon a number of factors that will be largely outside of our control and influence. As of June 1, 2013, we changed from the equity method of accounting for our investment in the Yima Joint Ventures to the cost method of accounting because we concluded that we are unable to exercise significant influence over the Yima Joint Ventures. Our conclusion regarding our lack of significant influence is based on our interactions with the Yima Joint Ventures related to the start-up and operations and due to various other circumstances including limited participation in operating and financial policymaking processes and our limited ability to influence technological decisions.  Dependence on Yima, and other owners of future projects in which we have a minority interest, or extended negotiations regarding the scope of the projects, could delay or prevent the realization of targeted returns on our capital invested in these projects.

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

License agreements typically provide a guarantee of the performance of the plant which is using our U-GAS® technology. Due to our size and lack of operating history there could be a perception that we are not able to satisfy these obligations, even though liability is typically capped at 50% of the fees received under the license agreement. As a result, partners may choose to enter into agreements with our larger competitors due to the belief that they are in a greater position to stand by their performance guarantees. These perceptions could hinder the development of our third party licensing business and, as a result, have a material adverse effect on our financial condition and results of operations.

An inability to attract and retain qualified personnel could harm our business, financial condition and results of operations.

We do not currently have all of the personnel to fully develop and execute on all of our business opportunities, including our various business verticals and other partnering arrangements. Also, our technology design and implementation capability relies on years of gasification specific and U-Gas specific experience and expertise in key staff members. Our future success depends, in part, on our ability to identify, attract and retain highly skilled technical personnel. We face intense competition for qualified individuals from numerous other companies, some of which have far greater resources than we do. We may be unable to identify, attract and retain suitably qualified individuals, or we may be required to pay increased compensation in order to do so. If we were to be unable to attract and retain the qualified personnel we need to succeed, our business, financial condition and results of operations could suffer.

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

Prior to granting us an exclusive license, GTI licensed U-GAS® technology to five other entities, all of which have been terminated. We rely on our exclusive license with GTI for U-GAS® technology to negotiate, enter into and implement contracts with partners and customers and to further develop our business and operations. Certain predecessor licensees may have limited continuing rights under their license agreements with GTI or may have sublicensed the technology. Although neither we nor GTI are aware of any continued use or development of U-GAS® technology by any of these prior licensees or sub-licensees, it is possible that the exclusivity of our license of U-GAS® technology may be restricted in certain areas of the world. If such rights do in fact exist, GTI does not intend to provide technical or any other support to such licensees. Despite GTI’s intentions, any such limitations on the exclusivity of the license could have a materially adverse effect on our business and results of operations.

We face the potential inability to protect our intellectual property rights which could have a material adverse effect on our business.

We rely on proprietary technology licensed from GTI. Our license agreement with GTI for U-GAS® technology (described under “Description of Business—GTI Agreements”) is a critical component of our business. All of the prior patents granted around U-GAS® technology have expired. We are improving the technology and we plan to create new technologies around the core U-GAS® technology and have applied for new patents for these improvements and new technologies. Proprietary rights relating to U-GAS® technology are protected from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents, maintained within trade secrets or maintained in confidence through legally binding agreements. There can be no assurance that patents will be issued from any pending or future patent applications owned by or licensed to us or that the claims allowed under any issued patents will be sufficiently broad to protect our technology. In addition, our ability to obtain patent protection may be affected by the terms of the GTI Agreement. In the absence of patent protection, we may be vulnerable to competitors who attempt to copy our technology or gain access to our proprietary information and technical know-how. In addition, we rely on proprietary information and technical know-how that we seek to protect, in part, by entering into confidentiality agreements with our collaborators, employees, and consultants. In the case of the TSEC Joint Venture, to which we have transferred the exclusive right to our technology within the joint venture territory, we are relying on the covenants and protections included in the TUCA. We cannot assure you that these agreements will not be breached, that we would have adequate remedies for any breach or that our trade secrets will not otherwise become known or be independently developed by competitors.

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

Despite continuing international pressure on the Chinese government, intellectual property rights protection continues to present significant challenges to foreign investors and, increasingly, Chinese companies. Chinese commercial law is relatively undeveloped compared to the commercial law in our other major markets and only limited protection of intellectual property is available in China as a practical matter. Although we have taken precautions in the operations of our Chinese subsidiaries and in our joint venture agreements (including as to the TSEC Joint Venture to which we have transferred the exclusive right to our technology within the joint venture territory) to protect our intellectual property, any local design or manufacture of products that we undertake in China could subject us to an increased risk that unauthorized parties will be able to copy or otherwise obtain or use our intellectual property, which could harm our business. We may also have limited legal recourse in the event we encounter patent or trademark infringement. Uncertainties with respect to the Chinese legal system may adversely affect the operations of our Chinese subsidiaries. China has put in place a comprehensive system of intellectual property laws; however, incidents of infringement are common and enforcement of rights can, in practice, be difficult. If we are unable to manage our intellectual property rights, our business and operating results may be seriously harmed.

The termination of our license agreement with GTI or any of our joint venture agreements or licensing agreements would materially adversely affect our business and results of operations.

The GTI Agreement, our joint ventures in China, our licensing and related service business and our business verticals for power, steel and renewables, including our marketing arrangement with GE Power, are essential to us and our future development. The GTI Agreement terminates on August 31, 2016, but may be terminated by GTI upon certain events of default if not cured by us within specified time periods. In addition, after the two ten year extension periods provided under the GTI Agreement, which are exercisable at our option, we cannot assure you that we will succeed in obtaining an extension of the term of the license at a royalty rate that we believe to be reasonable or at all. Our joint venture agreements do not terminate for many years, but may be terminated earlier due to certain events of bankruptcy or default, or, in the case of the ZZ Joint Venture, if the purchase and sale contract for syngas or the methanol cooperation agreement is terminated, and, in the case of the TSEC Joint Venture, if the joint venture does not establish positive net income within 24 months of formation. Termination of any of our joint ventures or other key business relationships would require us to seek another collaborative relationship in that territory. We cannot assure you that a suitable alternative third party would be identified, and even if identified, we cannot assure you that the terms of any new relationship would be commercially acceptable to us. In addition, any of our license agreements could be terminated by our customer if we default under the terms of the agreement and any such termination could have a material adverse effect on our business and results of operations.

The majority of our revenues will be derived from the merchant sales of commodities and our inability to obtain satisfactory prices could have a material adverse effect on our business.

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

Our operating results and cash flows may fluctuate significantly as a result of a variety of factors, many of which are outside our control. Factors that may affect our operating results and cash flows include: (i) the success of the TSEC Joint Venture, the Yima Joint Ventures and our ZZ Joint Venture; (ii) our ability to obtain new customers and retain existing customers; (iii) the cost of coal and electricity; (iv) the success and acceptance of our technology; (v) our ability to successfully develop our licensing business verticals for power, steel and renewables, as well as execute on our projects; (vi) the ability to obtain financing for our projects; (vii) shortages of equipment, raw materials or feedstock; (viii) approvals by various government agencies; (ix) the volatility of local Chinese methanol markets; and (x) general economic conditions as well as economic conditions specific to the energy industry.

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

Economic uncertainty in the United States could create financial challenges for us and the economy as a whole. Our internally generated cash flow and cash on hand historically have not been sufficient to fund all of our expenditures, and we have relied on, among other things, bank financings and private equity to provide us with additional capital. Our ability to access capital may be restricted at a time when we would like, or need, to raise capital. If our cash flow from operations is less than anticipated and our access to capital is restricted, we may be required to reduce our operating and capital budget, which could have a material adverse effect on our results and future operations. Ongoing uncertainty may also reduce the values we are able to realize in asset sales or other transactions we may engage in to raise capital, thus making these transactions more difficult and less economic to consummate.

We are dependent on key personnel who would be difficult to replace.

Our performance is substantially dependent on the continued services and on the performance of our senior management and other key personnel. Our performance also depends on our ability to retain and motivate our officers and key employees. The loss of the services of any of our executive officers or other key employees could have a material adverse effect on our business, results of operations and financial condition. Although we have employment arrangements, which include non-competition provisions, with Robert Rigdon, our President and Chief Executive Officer, Charles Costenbader, our Chief Operating Officer, Francis Lau, our Chief Technology Officer, Roger Ondreko, our Chief Financial Officer, Controller and Secretary and certain other members of senior management, as a practical matter, those agreements will not assure the retention of our employees and we may not be able to enforce all of the provisions in any such employment agreement, including the non-competition provisions. Our future success also depends on our ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, marketing and customer service personnel. Competition for such personnel in both the US and China is intense, and we cannot assure you that we will be able to successfully attract, integrate or retain sufficiently qualified personnel. In addition, because substantially all of our operations are currently in China, we will be required to retain personnel who reside in, or are willing to travel to, and who speak the language and understand the customs of, China. Our inability to retain these types of individuals could have a material adverse effect on our business, results of operations and financial condition.

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

International operations have uncertain political, economic, and other risks.

The majority of our operations are located in China, and we are looking at development opportunities in other countries as well. As a result, a significant portion of our revenue is subject to the increased political and economic risks and other factors associated with international operations including, but not limited to:

•	general strikes and civil unrest;

•	the risk of war, acts of terrorism, expropriation and resource nationalization, forced renegotiation or modification of existing contracts;

•	import and export regulations;

•	taxation policies, including royalty and tax increases and retroactive tax claims, and investment restrictions;

•	price control;

•	transportation regulations and tariffs;

•	constrained methanol markets dependent on demand in a single or limited geographical area;

•	exchange controls, currency fluctuations, devaluation, or other activities that limit or disrupt markets and restrict payments or the movement of funds;

•	laws and policies of the United States affecting foreign trade, including trade sanctions;

•	the possibility of being subject to exclusive jurisdiction of foreign courts in connection with legal disputes relating to licenses to operate and concession rights in countries where we currently operate;

•	the possible inability to subject foreign persons, especially foreign oil ministries and national oil companies, to the jurisdiction of courts in the United States; and

•	difficulties in enforcing our rights against a governmental agency because of the doctrine of sovereign immunity and foreign sovereignty over international operations.

Foreign countries have occasionally asserted rights to assets held by foreign entities. If a country claims superior rights to our assets, our interests could decrease in value or be lost. Various regions of the world in which we operate have a history of political and economic instability. This instability could result in new governments or the adoption of new policies that might result in a substantially more hostile attitude toward foreign investments such as ours. In an extreme case, such a change could result in termination of contract rights and expropriation of our assets. This could adversely affect our interests and our future profitability.

The impact that future terrorist attacks or regional hostilities may have on our industry in general, and on our operations in particular, is not known at this time. Uncertainty surrounding military strikes or a sustained military campaign may affect operations in unpredictable ways, including disruptions of feedstock supplies and markets, and the possibility that infrastructure facilities, including production facilities, could be direct targets of, or indirect casualties of, an act of terror or war. We may be required to incur significant costs in the future to safeguard our assets against terrorist activities.

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

China historically has been deficient in Western-style management and financial reporting concepts and practices, as well as in modern banking, computer and other control systems. For example, we recently changed from the equity method of accounting for our investment in the Yima Joint Ventures to the cost method of accounting because we concluded that we are unable to exercise significant influence over the Yima Joint Ventures due to, among other things, our limited participation in operating and financial policymaking processes and our limited ability to influence technological decisions. In addition, we have recently entered into our TSEC Joint Venture, in which ZCM may own up to a 65% interest, and although certain decisions require unanimous approval of its board of directors, and we have representatives in management of the joint venture, we have more limited influence in decision making. We may have difficulty in hiring and retaining a sufficient number of employees who are qualified to assist us in application of such concepts and practices to work in China. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards.

Chinese investment regulations and other regulations could adversely impact our company and subject us to fines.

Recent Chinese regulations relating to outbound investment activities, in particular, round-tripping investments by Chinese residents may increase our administrative burden, restrict our overseas and cross-border investment activity or otherwise adversely affect the implementation of our acquisition strategy. If Chinese residents, who are beneficial holders of our shares, make or have previously made direct or indirect round tripping investments through a SPV which falls within the scope of the registration under the SAFE Circular 37 (SAFE circular Relating to Foreign Exchange Administration of Offshore Investment, Financing and Round tripping Investment by Domestic Residents utilizing Special Purpose Vehicles), the Chinese residents must make foreign exchange registration for their offshore investments, failing which, the Chinese residents may be ordered to return the capital to China and be imposed a fine by SAFE for such misconduct. At the time of applying for SAFE registration (including any change registration), the foreign-invested enterprises will be required to represent that its foreign shareholder is not directly or indirectly held by any Chinese residents. Any false or misleading representations may result in administrative liabilities imposed on the onshore entities and their legal representatives. We cannot provide any assurances that all of our stockholders who are Chinese residents will make or obtain any applicable registrations or approvals required by these SAFE regulations. The failure or inability of our Chinese resident stockholders to comply with the registration procedures set forth in the SAFE regulations may subject our Chinese subsidiaries to fines and legal sanctions, restrict our cross-border investment activities, or limit the ability to distribute dividends to or obtain foreign-exchange dominated loans from our company. Given that SAFE Circular 37 is a newly issued regulation, certain aspects therein still remain in uncertainty. As it is uncertain how the SAFE regulations will be interpreted or implemented, we cannot predict how these regulations will affect our business operations or future strategy. For example, we may be subject to a more stringent review and approval process with respect to our foreign exchange activities, such as remittance of dividends and obtaining foreign currency denominated borrowings, which may harm our results of operations and financial condition. In addition, if we decide to acquire a Chinese domestic company, we cannot assure you that we or the owners of such company, as the case may be, will be able to obtain the necessary approvals or complete the necessary filings and registrations required by the SAFE regulations. This may restrict our ability to implement our acquisition strategy and could adversely affect our business and prospects.

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

China’s anti-corruption campaign may adversely impact our Chinese partners and our Chinese joint ventures

The Chinese government has recently initiated a nationwide anti-corruption campaign to improve governance in China. The primary focus of this campaign has largely been on state-owned enterprises, or SOEs. Certain of our joint ventures are majority owned by an SOE. If one or more of the senior executives of our SOE joint venture partner or related entities are questioned or come under investigation, this could limit our participation in the on-going operations of the facilities and could adversely affect our realization of our investment in such joint ventures and facilities. This would materially affect our financial condition and results of operations.

We may have difficulty making distributions and repatriating earnings from our Chinese operations

Under Chinese regulations, wholly foreign-owned enterprises and Sino-foreign equity joint ventures in China may pay dividends only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. The foreign invested company may not distribute profits until the losses of the previous fiscal years have been made up. Additionally, the foreign invested company shall make allocations of after-tax profits to a reserve fund and a bonus and welfare fund for their employees. In the case of a Sino-foreign equity joint venture, in addition to the reserve fund and the bonus and welfare fund, the company shall also make allocations to a venture expansion fund. The amount to be contributed to the reserve fund shall be no less than 10% of the after-tax profits unless the aggregate amount exceeds 50% of the registered capital of the company. The amount to be contributed to other funds may be determined by the board of the company in accordance with the applicable PRC laws. Any amounts to be contributed to such funds shall be set aside prior to distribution of after-tax profit. If we are unable to make distributions and repatriate earnings from our Chinese operations, it could have a materially adverse effect on our financial condition and results of operation.

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

China historically has been deficient in Western style management and financial reporting concepts and practices, as well as in modern banking, computer and other control systems. For example, we recently changed from the equity method of accounting for our investment in the Yima Joint Ventures to the cost method of accounting because we concluded that we are unable to exercise significant influence over the Yima Joint Ventures due to, among other things, our limited participation in operating and financial policymaking processes and our limited ability to influence technological decisions. In addition, we have recently entered into our TSEC Joint Venture, in which ZCM may own up to a 65% interest, and although certain decisions require unanimous approval of its board of directors, and we have representatives in management of the joint venture, we have more limited influence in decision making. We may have difficulty in hiring and retaining a sufficient number of employees who are qualified to assist us in application of such concepts and practices to work in China. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards.

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

	Sales Price
	High	Low
Year Ending June 30, 2014:
First Quarter	$1.03	$0.66
Second Quarter	$0.87	$0.60
Third Quarter	$2.49	$0.63
Fourth Quarter	$2.44	$1.39
Year Ending June 30, 2013:
First Quarter	$1.45	$0.92
Second Quarter	$1.44	$0.95
Third Quarter	$1.20	$0.96
Fourth Quarter	$1.49	$0.78

As of September 10, 2014, our authorized capital stock consisted of 200,000,000 shares of common stock, of which 73,224,330 shares of common stock were issued and outstanding. As of such date, there were 89 holders of record of our common stock.

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

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth information regarding our existing equity compensation plans as of June 30, 2014.

	Equity Compensation Plan Information
			Number of securities
		Weighted average	remaining available for
	Number of securities to	exercise price of	future issuance under
	be issued upon exercise	outstanding	equity compensation plans
	of outstanding options,	options, warrants	(excluding securities
	warrants and rights	and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	7,702,550 (2)	$1.07	2,021,708 (2)
Equity compensation plans not approved by security holders	6,616,667 (3)	$1.88	—
Total as of June 30, 2014	14,319,217	$1.44	2,021,708

(1)	Consists of the Amended and Restated 2005 Incentive Plan, as amended, or the Plan.
(2)	Of the total 12,000,000 shares under the Plan, options to acquire 7,702,550 shares of commons stock were outstanding at June 30, 2014 and 152,468 shares of restricted stock had been granted under the Plan.
(3)	As of June 30, 2014, warrants to acquire up to 1,950,000 shares of our common stock were outstanding to consulting firms (Crystal Vision Energy Limited and Market Development Consulting Group, Inc.).

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

Statements of Operations Data

(in thousands, except per share amounts)

	Years Ended June 30,
	2014	2013	2012	2011	2010

Total revenue	$17,507	$579	$3,062	$10,158	$9,301
Operating loss	(13,649)	(18,379)	(18,267)	(15,730)	(24,964)
Net loss	(13,997)	(19,923)	(20,072)	(15,620)	(25,415)
Less: net loss attributable to non-controlling interests	(246)	(10)	176	157	3,667
Net loss attributable to stockholders	(14,243)	(19,933)	(19,896)	(15,463)	(21,748)
Net loss per share:
Basic and diluted	$(0.22)	$(0.33)	$(0.39)	$(0.32)	$(0.45)
Weighted average common shares outstanding:
Basic and diluted	66,118	60,171	51,024	48,584	48,230

Balance Sheet Data

(in thousands)

	June 30,
	2014	2013	2012	2011	2010
Total working capital	$11,403	$8,448	$9,874	$27,851	$37,223
Total assets	91,706	88,364	92,847	109,974	120,581
Total liabilities	10,418	10,060	12,887	13,190	16,542
Total equity	81,288	78,304	79,960	96,784	104,039

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

Business Overview

We are a global energy and gasification technology company that provides proprietary gasification technology systems and solutions to the energy and chemical industries.

Our business strategy is to create value by supplying our technology, equipment and services into global projects where lower cost low quality coals, coal wastes, municipal wastes, agricultural biomass, and other biomass feedstocks can be profitably converted through our proprietary gasification technology into clean synthesis gas, or syngas (a mixture of primarily hydrogen, carbon monoxide, and methane), which is then used to produce a variety of high value energy and chemical products. Our initial operating projects to date convert high ash coal and coal wastes to chemical grade methanol, and we are pursuing a variety of additional global projects under development by customers who may use our technology platform to convert low quality coals such as lignite, coal wastes, municipal wastes and agricultural waste biomass to high value products such as electric power, transportation fuels, substitute natural gas, or SNG, fuel for direct reduction iron, or DRI, steel making and other products. Our technology is originally based on the U-GAS® process developed by the Gas Technology Institute and we have augmented and differentiated the technology through newly developed intellectual property related to design, detailed engineering, constructing, starting up and operating our two commercial joint venture plants in China.

Our technology can cleanly and economically extract carbon and hydrogen from all types of coal resources, coal wastes and renewable forms of biomass and municipal wastes. This carbon and hydrogen is extracted in the form of synthesis gas, called syngas. Our syngas is then readily converted into a wide range of fundamental energy and chemical products. These products include, but are not limited to, electric power, natural gas (methane), transportation fuels such as gasoline, diesel and jet fuel, chemicals such as methanol, olefins, and glycols, ammonia and urea for agricultural fertilizers and feedstocks for steel making. Our technology is part of a family of gasification technologies which have been used successfully in industrial applications for many years. However, our technology is meaningfully differentiated over these older forms of gasification primarily through its ability to create clean and economical syngas from most forms of coal resources—from the lowest quality brown coals and lignites , high ash sub-bituminous coals and including the highest quality bituminous and anthracite coals—as well as biomass and other renewable waste materials.

We intend to further commercialize our technology through supplying our gasification systems, which consist of technology, equipment and services to projects globally via value accretive partnerships and collaborations with other companies operating in the energy and chemical market segments in which we believe our technology is highly advantaged. This is a low capital intensity business approach which we believe can generate attractive margins for us through providing our technology differentiated equipment and services in multiple market segments globally with a potential to build meaningful sales opportunities over time. To date our principal operating activities have focused in China where we have invested and built two commercial projects and recently entered into a joint venture designed to establish our gasification technology as the leading gasification technology in China and other territories in Asia. We made these investments to fully demonstrate our technology and our capabilities to build and operate, but with this step of commercializing our technology successfully completed, we no longer intend to make such extensive capital investments in the foreseeable future.

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

Our ZZ Joint Venture project is our first commercial scale coal gasification plant and is located in Shandong Province, China. It achieved commercial operation in December 2008. The ZZ Joint Venture is designed to produce clean syngas for sale to an immediately adjacent industrial company which manufactures methanol from the syngas. Under the new commercial structure completed effective October 31, 2013, we assumed control of XE’s methanol facilities and the ZZ Joint Venture plant is operating as an integrated plant which converts coal to syngas and then converts syngas and coke oven gas into methanol, as described in more detail under “Item 1. Description of Business – Current Operations and Projects – Zao Zhuang Joint Venture.”

The Yima Joint Venture project in Henan Province, China generated its first methanol production in December 2012, and is currently in its start-up phase as described in more detail under “Item 1. Description of Business - Current Operations and Projects.” The Yima Joint Venture plant’s refined methanol section was fully commissioned in December 2013, and has operated at limited capacity since that date. Methanol production was approximately 27% of its capacity during the year ended June 30, 2014. The plant is designed to produce 300,000 tonnes per year of methanol from operating two of its three available gasifiers and has achieved 100% peak syngas production levels and 80% peak methanol production levels.

We also recently completed the formation of the TSEC Joint Venture, our China joint venture with ZCM. The purpose of the TSEC Joint Venture is to establish our gasification technology as the leading gasification technology in the TSEC Joint Venture territory (which is initially China, Indonesia, the Philippines, Vietnam, Mongolia and Malaysia) by becoming a leading provider of proprietary equipment for the technology. The scope of the TSEC Joint Venture is to market and license our gasification technology via project sublicenses; procurement and sale of proprietary equipment and services; coal testing; and engineering, procurement and research and development related to the technology.

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

We have also entered into an exclusive agreement with TSEC and Midrex for the joint marketing of coal gasification-based DRI facilities in China. These facilities will combine our gasification technology with the Direct Reduction Process of Midrex to create syngas from low quality coals in order to convert iron ore into high-purity DRI. TSEC will aid in the marketing of these DRI facilities in China and will supply the gasification equipment and licensing of the technology.

 We believe our existing operating projects in China have clearly demonstrated that we have several advantages which differentiate our technology over other commercially available gasification technologies, such as entrained flow, fixed bed, and moving bed gasification technologies. The first of these advantages is our ability to use a wide range of feedstocks (including low rank, high ash and high moisture coals, which are significantly cheaper than higher grade coals), coal wastes, municipal wastes, agricultural wastes, and other biomass feedstocks to make clean syngas. Our feedstock advantage opens up many of these global resources for use to manufacture energy and chemical products which otherwise could not be done with other currently available commercial gasification technologies.  Secondly, our technology’s advanced fluidized bed design is extremely tolerant to a wide range of changes in feedstock during operation, which allows for flexible fuel purchasing for our customers. Additionally, our technology can use much less water and its simple design leads to more favorable fabrication costs and resulting plant costs being lower compared to other commercially available technologies. We believe that these important cost, feedstock flexibility, and water consumption factors position our technology for future deployment of gasification worldwide because our technology can enable projects to become a lower cost producer of products. Depending on local market needs and fuel sources, our syngas can be used to produce many valuable products including electric power, SNG, chemicals such as methanol, dimethyl ether, or DME, and glycol, ammonia for fertilizer production, reducing gas for DRI processes, and transportation fuels such as gasoline and diesel.

Results of Operations

Year Ended June 30, 2014 Compared to the Year Ended June 30, 2013

Revenue. Total revenue increased to $17.5 million for the year ended June 30, 2014 compared to $0.6 million for the year ended June 30, 2013.

Our ZZ Joint Venture began producing and selling methanol in November 2013 and sold over 35,682 tonnes of methanol during the year ended June 30, 2014 generating approximately $13.3 million of revenue. Pursuant to the ZZ Cooperation Agreement, prior payments of approximately $1.8 million from Xuejiao were applied to settling the prior payments due under the syngas purchase and sale agreement. As a result, the ZZ Joint Venture recognized these related party advances as product sales of approximately $1.5 million, net of value-added taxes as of December 31, 2013. There were no product sales revenues for the fiscal year 2013 due primarily to no capacity fee revenue being received and the suspension of syngas production at the ZZ Joint Venture plant in late September 2011.

Related party sales revenue was $2.6 million for the year ended June 30, 2014 resulting from gasifiers sold to our Yima Joint Ventures. In January 2011, we signed gasifier sales agreements with the Yima Joint Ventures to sell gasifiers and gasifier related equipment for an aggregate contract price of $3.0 million. A portion of the equipment associated with these orders was ordered from ZCM. The gasifiers were completed and delivered in January 2012 to the Yima Joint Ventures. As of June 30, 2014, the Yima Joint Ventures had paid $2.4 million of the total contract price and still owed the remaining payment approximately of $0.7 million to us. We still owed $0.7 million to both ZCM and an additional vendor associated with the equipment purchase, which is accrued as a current liability on our consolidated balance sheet.

There were no technology licensing and related services revenues for the year ended June 30, 2014, compared to $0.5 million of technology licensing and related services revenues for the year ended June 30, 2013. These revenues resulted from engineering feasibility studies and coal testing services for primarily two customers, one of which is a global leader in iron ore processing and steel production who is studying the integration of our technology with their steel production technology, and the other is a project developer studying the use of renewable feedstock combinations for the production of chemicals.

Costs of product sales and plant operating expenses. Costs of sales and plant operating expenses increased by $16.6 million to $17.4 million for the year ended June 30, 2014 compared to $0.8 million for year ended June 30, 2013. The increase was primarily related to the costs of $2.6 million incurred for building the gasifiers for our Yima Joint Ventures, $14.7 million incurred for ZZ Joint Venture’s production of methanol from coke oven gas purchased from Xuecheng Energy and from syngas produced by the ZZ Joint Venture’s syngas plant, those costs include electricity, coke oven gas, coal feedstock to produce syngas, labor and other operating costs. Although the ZZ Joint Venture restarted its syngas plant for approximately two weeks during December 2013, it has since stopped syngas production and is using coke oven gas only as its feedstock until additional coke oven gas supply is available. The ZZ Joint Venture plans to resume syngas production in the near term and is also working to secure additional sources of coke oven gas from a local supplier in order to increase its methanol production capability.

General and administrative expenses. General and administrative expenses decreased $3.7 million to $9.9 million for the year ended June 30, 2014 compared with $13.6 million for the year ended June 30, 2013. The decrease was due primarily to a reduction of consulting fees resulting from the termination of our consulting agreement with CVE as of August 31, 2013, a reduction in royalty expense due under our licensing agreement with GTI, and other reductions in employee related compensation cost resulting from reducing headcount in China during fiscal year 2014. There was also $1.0 million write off of deferred financing costs related to the Share Purchase Agreement with Zhongjixuan Investment Management Company which was terminated on June 10, 2013.

Stock-based compensation expense. Stock-based compensation expense decreased by $0.1 million to $2.2 million for the year ended June 30, 2014 compared to $2.3 million for the year ended June 30, 2013 and related to the expensing the estimated fair values of stock options and stock warrants awarded to consulting firms, directors and employees during the period. The decrease was due primarily to awarding fewer stock-based compensation, resulting in part from the termination of our consulting agreement with CVE in fiscal year 2014.

Depreciation and amortization expense. Depreciation and amortization expense was $2.3 million for both the year ended June 30, 2014 and June 30, 2013 and was primarily related to depreciation of our ZZ Joint Venture plant’s assets.

Other income. There were $0.7 million other gains for the year ended June 30, 2014 due to the write-off of unpaid settlements to various contractors from the initial construction work for our GC Joint Venture according to current local business contract law. There were no other gains in the year ended June 30, 2013.

Equity in losses of joint ventures. The equity in losses of joint ventures was $2,000 incurred for SRS’s registration expense for the year ended June 30, 2014, compared with $1.4 million for the year ended June 30, 2013. The decrease was due primarily to the suspension of the SRS Joint Venture activities since December 2012 and due to our change from the equity method to the cost method of accounting for Yima Joint Ventures as of June 1, 2013. The $1.4 million of equity in losses of joint ventures for the year ended June 30, 2013 related to our 25% share of the start-up losses incurred by the Yima Joint Ventures and our 50% share of the start-up losses incurred by SRS. The losses of the Yima Joint Ventures related to non-capitalizable costs incurred during the design, construction, commissioning and start-up phases. The losses of SRS related to development costs including the value of Midas’ contributed services, consulting and travel expenses.

Foreign currency gain. Foreign currency gains were $2,000 for the year ended June 30, 2014 compared to $80,000 for the year ended June 30, 2013. The foreign currency gains have resulted from the appreciation of the Renminbi Yuan relative to the U.S. dollar.

Interest income. Interest income was $33,000 for the year ended June 30, 2014 compared to $50,000 for the year ended June 30, 2013. The decrease was primarily due to lower cash equivalent investments.

Interest expense. Interest expense was $0.4 million for the year ended June 30, 2014 compared to $0.3 million for the year ended June 30, 2013. Our interest expense relates to the ZZ Short-term bank loan (as defined below) and its long-term bank loan with ICBC. The ZZ Joint Venture repaid its final principal payment of RMB 7.3 million (approximately $1.2 million) to ICBC in January 2014. The increase in interest expense was due primarily to the higher interest rate and higher remaining balance on the ZZ Short-term bank loan borrowed in September 2013.

Liquidity and Capital Resources

We have financed our operations to date through private placements of our common stock and in three public offerings: one in November 2007, one in June 2008 and one in March 2014. We have used the proceeds of these offerings primarily for the development of our technology including the investments in the ZZ Joint Venture and the Yima Joint Ventures, and to pay other business development and general and administrative expenses. In addition, (as described below) the ZZ Joint Venture had a loan agreement with ICBC which funded certain of its plant’s construction costs, and the ZZ Short-term Loan funded in September 2013 to finance costs related to the ZZ Cooperation Agreement.

As of June 30, 2014, we had $19.4 million in cash and cash equivalents and $11.4 million of working capital available to us. During the year ended June 30, 2014, we used $9.5 million in operating activities compared to $13.0 million for the year ended June 30, 2013. The decrease in cash used in operating activities was due principally to the termination of our consulting service agreement with CVE in August 2013. We used $2.4 million in investing activities for the year ended June 30, 2014 including $0.9 million for capital expenditures related to the ZZ Cooperation Agreement and $1.5 million for royalties due to GTI for the Yima Joint Venture’s license accounted for as part of our investment in the Yima Joint Ventures.

The majority of our revenues are derived from the sale of methanol in China. We do not have long term offtake agreements for these sales, so revenues fluctuate based on local market spot prices, which have been under significant pressure, and we are unsure of how much longer this will continue. Our liquidity and capital resources will be materially adversely affected if markets remain under pressure, and we are unable to obtain satisfactory prices for these commodities or if prospective buyers do not purchase these commodities.

For both the years ended June 30, 2014 and 2013, we used $2.4 million in financing activities for the scheduled semi-annual principal payments on the ZZ Joint Venture’s loan with ICBC, described below. On September 10, 2013, the ZZ Joint Venture received proceeds of approximately $3.3 million under a short-term bank loan with Zao Zhuang Bank, or the ZZ Short-term Loan, which is due and payable on September 9, 2014. In September 2014, we repaid the ZZ Short-term Loan, and we are currently in discussions with Zao Zhuang Bank Co., Ltd to replace the ZZ Short-term Loan with another similar loan and line of credit. On March 24, 2014, we received $15 million of gross proceeds from the sale of 8,333,341 shares of our common stock plus warrants to acquire 4,166,667 shares of common stock in a registered direct offering. On August 1, 2013, we received proceeds of $100,000 and issued 136,986 shares of our common stock and issued warrants to acquire 136,986 shares of our common stock under a Unit Purchase Agreement with CVE. During the year ended June 30, 2013, we received $14.8 million of net proceeds from sales of our common stock including approximately $15.5 million of combined gross proceeds from Hongye and Zhongmo for the issuance of 10,352,428 shares, and proceeds of $400,000 for the issuance of 449,438 shares of our common stock and warrants to acquire 449,438 shares of our common stock under a Unit Purchase Agreement with CVE.

We currently plan to use our available cash for (i) securing orders and other associated tasks associated with our distributed power initiatives such as in Pakistan with General Electric; (ii) executing our strategy to develop market based business verticals, (iii) the ZZ Short-term Loan for $3.3 million, which was repaid in September 2014; (iv) general and administrative expenses and (v) working capital and other general corporate purposes. Although we intend for the ZZ Joint Venture to sustain itself through its own earnings, we may also need to make additional contributions to the ZZ Joint Venture in order for it to meet its obligations until the ZZ Joint Venture generates sufficient cash flows to cover its operating costs and debt service.

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

Short-term Loan Agreement with Zao Zhuang Bank Co., Ltd

On September 10, 2013, the ZZ Joint Venture entered into the ZZ Short-term Loan and received approximately $3.3 million of loan proceeds for the retrofit and related costs contemplated by the ZZ Cooperation Agreement. Key terms of the ZZ Short-term Loan are as follows:

•	Loan term is one year, due on September 9, 2014;

•	Interest is payable monthly at an annual rate of 10.8%;

•	Certain assets of the ZZ Joint Venture, including land use rights and the administration building, are pledged as collateral; and

•	Subject to customary events of default which, should one or more of them occur and be continuing, would permit Zao Zhuang Bank Co., Ltd. to declare all amounts owing under the agreement to be due and payable immediately.

In September 2014, we have paid off the ZZ Short-term Loan, and we are currently in discussions with Zao Zhuang Bank Co., Ltd to replace it with another similar loan and line of credit.

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

We believe that there is currently a shift in the coal gasification business toward the use of low quality, and therefore low cost, coals for coal-to-energy and chemicals projects. We believe China is a good example of this new direction in coal gasification. The energy and chemicals landscape has been evolving rapidly with upward pressure on demand and increasing pressure to deliver improved environmental performance while simultaneously delivering economics that will attract investment capital. World energy consumption is expected to increase significantly over the next two decades and demand is heavily driven by non-OECD nations where developing economies require ever increasing access to more energy products to establish healthy economies that improve the living conditions of those populations. Our market research indicates that coal will be required as a major source of energy for decades to come and growth in coal usage is expected to be led by the non-OECD nations. Because of these market dynamics, we believe our gasification technology has strategic importance to countries and regions with developing economies which have their own low cost domestic coal resources and need access to low cost clean energy and chemical products to grow. We believe this also applies to developed nations in the west such as Australia, Europe and US which possess significant low cost coal resources and which have a strategic need and desire to produce clean and affordable energy and chemicals from their own domestic resources and to existing operating companies which deploy their own technologies for energy and/or chemicals production. We believe that our technology is well positioned to address the market needs of the changing global energy landscape and we believe we are well positioned in Asia where we have two operating projects using five of our gasification systems. In addition, the TSEC Joint Venture provides us with a strong Chinese partner already specialized in the manufacturing and design of processing industry equipment and projects.

Although we have made significant progress recently on partnering our China business through our TSEC Joint Venture, we expect to continue for a period of time to have negative operating cash flows until we are generating sufficient cash flows from our technology, equipment and services business and our China business (including our ZZ Joint Venture, the Yima Joint Ventures and TSEC Joint Venture) to cover our general and administrative expenses and other operating costs. We will also limit the development of any further projects until we have assurances that acceptable financing is available to complete the project. We may pursue the development of selective projects with strong and credible partners or off-takers where we believe equity and debt can be raised or where we believe we can attract a financial partner to participate in the project and where the project would utilize our technology, equipment and services.

We currently plan to use our available cash for (i) securing orders and other associated tasks associated with our distributed power initiatives such as in Pakistan with General Electric; (ii) executing our strategy to develop market based business verticals, (iii) the ZZ Short-term Loan for $3.3 million, which was repaid in September 2014 (iv) general and administrative expenses and (v) working capital and other general corporate purposes. Although we intend for the ZZ Joint Venture to sustain itself through its own earnings, we may also need to make additional contributions to the ZZ Joint Venture in order for it to meet its obligations until the ZZ Joint Venture generates sufficient cash flows to cover its operating costs and debt service. The actual allocation and timing of these expenditures will be dependent on various factors, including changes in our strategic relationships, commodity prices and industry conditions, and other factors that we cannot currently predict. In particular, any future decrease in economic activity in China or in other regions of the world in which we may in the future do business could significantly and adversely affect our results of operations and financial condition. Operating cash flows from our joint venture operating projects can be positively or negatively impacted by changes in coal and methanol prices. These are commodities where market pricing is often cyclical in nature.

We do not currently have all of the financial and human resources necessary to fully develop and execute on all of our business opportunities; however, we intend to finance our development through paid services, technology access fees, equity and debt financings and by securing financial and strategic partners focused on the development of these opportunities. We can make no assurances that our business operations will provide us with sufficient cash flows to continue our operations. We may need to raise additional capital through equity and debt financing for any new ventures that are developed, to support our existing projects and possible expansions thereof and for our corporate general and administrative expenses. We may consider a full range of financing options in order to create the most value in the context of the increasing interest we are seeing in our technology. We cannot provide any assurance that any financing will be available to us in the future on acceptable terms or at all. Any such financing could be dilutive to our existing stockholders. If we cannot raise required funds on acceptable terms, we may not be able to, among other things, (i) maintain our general and administrative expenses at current levels including retention of key personnel and consultants; (ii) successfully develop our licensing and related service businesses; (iii) negotiate and enter into new gasification plant development contracts and licensing agreements; (iv) make additional capital contributions to our joint ventures; (v) fund certain obligations as they become due; and (vi) respond to competitive pressures or unanticipated capital requirements.

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

ZZ Joint Venture Plant Impairment Analysis

We performed an analysis of the ZZ Joint Venture plant and determined that these assets were not impaired based upon management’s estimated cash flow projections for the plant. Such estimated cash flow projections included production capacity, methanol price, raw materials consumption and a combination of technical improvements being made to Xuecheng Energy’s methanol unit allowing for increased syngas off-take and other repairs and improvements being made to the plant enabling more efficient joint production of methanol for a nine-year period. If we are not successful in finalizing effectiveness of the ZZ Cooperation Agreement or otherwise improving the ZZ Joint Venture’s profitability, or if management’s estimated cash flow projections for these assets decrease, the ZZ Joint Venture plant could become impaired which could have a material effect on our consolidated financial statements. There were no significant changes occurred during the year ended June 30, 2014.

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

We have determined that the ZZ Joint Venture is a VIE and that we are the primary beneficiary. We have determined that the Yima Joint Ventures are VIEs and that Yima is the primary beneficiary since Yima has a 75% ownership interest in the Yima Joint Ventures. We have determined that TSEC is a VIE and that ZCM is the primary beneficiary since ZCM has a 65% ownership interest in the Joint Venture. We have determined that SRS is a VIE and that we are not the primary beneficiary since we and Midas each have a 50% ownership interest in SRS and the control, risks and benefits of SRS are shared equally. We have determined that the GC Joint Venture is a VIE and that we are the primary beneficiary since we have a 51% ownership interest in the GC Joint Venture and since there are no qualitative factors that would preclude us from being deemed the primary beneficiary.

Off Balance Sheet Arrangements

In June 2014, we amended and extended the lease agreement for our corporate offices in Houston, Texas which now expires on June 30, 2015.

Contractual Obligations

Our material contractual obligations at June 30, 2014 were as follows (in thousands):

		Less than 1	1-3	4-5	After 5
Contractual Obligations	Total	Year	Years	Years	Years
ZZ Short-term Loan with Zao Zhuang Bank	$3,251	$3,251	$—	$—	$—
Operating leases	264	264	—	—	—
Total	$3,515	$3,515	$—	$—	$—

Recently Issued Accounting Standards

In June 2014 the Financial Accounting Standards Board (the “FASB”) issued ASU 2014-10, which amended disclosure requirements for development stage entities (“DSEs”). The FASB concluded that users of financial statements of DSEs considered the inception-to-date information and certain other disclosures required by U.S. generally accepted accounting principles (“GAAP”) had little relevance and is generally not decision useful. As a result, the FASB issued ASU 2014-10, which removed the definition of a DSE from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development state entities and other reporting entities from U.S. GAAP. In addition, ASU 2014-10 eliminates the requirements for DSEs to (i) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (ii) label the financial statements as those of a development stage entity, (iii) disclose a description of the development stage activities in which the entity is engaged, and (iv) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. For public business entities, the ASU 2014-10 amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein; however, early application is permitted for any annual reporting period for which the entity’s financial statements have not yet been issued. We adopted these new presentation requirements as of June 30, 2014.

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

The majority of our revenues are derived from the sale of methanol in China. We do not have long term offtake agreements for these sales, so revenues fluctuate based on local market spot prices, which have been under significant pressure, and we are unsure of how much longer this will continue. Our liquidity and capital resources will be materially adversely affected if markets remain under pressure, and we are unable to obtain satisfactory prices for these commodities or if prospective buyers do not purchase these commodities.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders

Synthesis Energy Systems, Inc.

We have audited the accompanying consolidated balance sheet of Synthesis Energy Systems, Inc. and subsidiaries (collectively, the “Company”) as of June 30, 2014 and June 30, 2013, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Synthesis Energy Systems, Inc. and subsidiaries as of June 30, 2014 and June 30, 2013, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ UHY LLP

September 12, 2014

SYNTHESIS ENERGY SYSTEMS, INC.

Consolidated Balance Sheets

(In thousands)

	June 30,	June 30,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$19,407	$15,870
Accounts receivable-related party, net	676	2
Prepaid expenses and other currents assets	873	2,636
Inventory	865	—
Total current assets	21,821	18,508
Property, plant and equipment, net	31,499	32,641
Intangible asset, net	1,049	1,060
Investment in joint ventures	34,856	33,311
Other long-term assets	2,481	2,844
Total assets	$91,706	$88,364

LIABILITIES AND EQUITY
Current liabilities:
Accrued expenses and accounts payable	$7,167	$7,632
Short-term bank loan	3,251	$—
Current portion of long-term bank loan	—	2,428
Total current liabilities	10,418	10,060
Total liabilities	10,418	10,060

Commitment and contingencies

Equity:
Common stock, $0.01 par value - 200,000 shares authorized – 73,107 and 63,583 shares issued and outstanding, respectively	731	636
Additional paid-in capital	241,125	224,337
Accumulated Deficit	(165,984)	(151,741)
Accumulated other comprehensive income	6,062	5,958
Total stockholders’ equity	81,934	79,190
Noncontrolling interests in subsidiaries	(646)	(886)
Total equity	81,288	78,304
Total liabilities and equity	$91,706	$88,364

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year Ended June 30,
	2014	2013
Revenue:
Product sales and other — related parties	$14,880	$45
Technology licensing and related services	—	534
Related party sale	2,627	—
Total revenue	17,507	579
Costs and Expenses:

Costs of sales and plant operating expenses	17,361	750
General and administrative expenses	9,958	13,599
Stock-based compensation expense	2,219	2,317
Depreciation and amortization	2,293	2,292
Other income	(675)	—
Total costs and expenses	31,156	18,958
Operating loss	(13,649)	(18,379)

Non-operating (income) expense:
Equity in losses of joint ventures	2	1,372
Foreign currency gains, net	(2)	(80)
Interest income	(33)	(50)
Interest expense	381	302
Net loss	(13,997)	(19,923)
Less: net income (loss) attributable to non-controlling interests	(246)	(10)
Net loss attributable to stockholders	$(14,243)	$(19,933)
Net loss per share:
Basic and diluted	$(0.22)	$(0.33)
Weighted average common shares outstanding:
Basic and diluted	66,118	60,171

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.

Consolidated Statements of Comprehensive Loss

(In thousands)

	Year Ended June 30,
	2014	2013

Net loss, as reported	$(13,997)	$(19,923)
Cumulative translation adjustment	98	1,159
Comprehensive loss	(13,899)	(18,764)
Less comprehensive loss attributable to non-controlling interests	(240)	(13)
Comprehensive loss attributable to the Company	$(14,139)	$(18,777)

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.

Consolidated Statement of Equity

(In thousands)

					Accumulated
	Common Stock				Other	Non-
		Common	Additional	Accumulated	Comprehensive	controlling
	Shares	Stock	Paid-in Capital	Deficit	Income	Interest	Total

Balance at June 30, 2012	52,022	$520	$207,345	$(131,808)	$4,802	$(899)	$79,960
Net loss	—	—	—	(19,933)	—	10	(19,923)
Currency translation adjustment	—	—	—	—	1,156	3	1,159
Comprehensive loss							(18,764)
Net proceeds from issuance of common stock	11,060	111	14,670	—	—	—	14,781
Stock-based compensation	280	3	2,317	—	—	—	2,320
Exercise of stock options	221	2	5	—	—	—	7
Balance at June 30, 2013	63,583	$636	$224,337	$(151,741)	$5,958	$(886)	$78,304
Net loss	—	—	—	(14,243)	—	246	(13,997)
Currency translation adjustment	—	—	—	—	104	(6)	98
Comprehensive loss							(13,899)
Net proceeds from issuance of common stock	8,470	84	14,065	—	—	—	14,149
Stock-based compensation	—	—	2,219	—	—	—	2,219
Exercise of stock options and warrants	1,054	11	504	—	—	—	515
Balance at June 30, 2014	73,107	$731	$241,125	$(165,984)	$6,062	$(646)	$81,288

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(13,997)	$(19,923)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,219	2,317
Depreciation of property, plant and equipment	2,041	2,075
Amortization of intangible and other assets	252	217
Equity in losses of joint ventures	2	1,372
Foreign currency gains	(2)	(80)
Loss on disposal of property, plant and equipment	—	1
Write-off of GCL account payable	(675)	—
Write-off of deferred financing costs	—	1,004
Changes in operating assets and liabilities:
Accounts receivable	(672)	314
Prepaid expenses and other current assets	1,892	(566)
Inventory	(873)	26
Other long-term assets	201	(113)
Accrued expenses and payables	112	334
Net cash used in operating activities	(9,500)	(13,022)

Cash flows from investing activities:
Capital expenditures	(892)	(12)
Equity investment in joint ventures	(1,547)	(596)
Proceeds from sale of fixed assets	—	1
Net cash provided by used in investing activities	(2,439)	(607)

Cash flows from financing activities:
Payments on long-term bank loan	(2,448)	(2,442)
Refund of advance toward sale of common stock	—	(1,000)
Proceeds from exercise of (repurchase of) stock options, net	515	7
Proceeds from issuance of common stock, net	14,149	14,877
Proceeds from short-term bank loan	3,253	—
Net cash provided by financing activities	15,469	11,442

Net increase (decrease) in cash	3,530	(2,187)
Cash and cash equivalents, beginning of period	15,870	18,035
Effect of exchange rates on cash	7	22
Cash and cash equivalents, end of period	$19,407	$15,870

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

(b) Basis of presentation and principles of consolidation

The consolidated financial statements are in U.S. dollars. Non-controlling interests in consolidated subsidiaries in the consolidated balance sheets represents minority stockholders’ proportionate share of the equity in such subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

(e) Supplemental disclosures of cash flow information (in thousands):

	Years Ended June 30,
	2014	2013
Interest paid	$344	$260

Non-cash transactions:
Fair value of stock and warrants issued to consultants and employees	636	346

(f) Accounts receivable and allowance for doubtful accounts

Accounts receivable are stated at historical carrying amounts net of allowance for doubtful accounts. The Company establishes provisions for losses on accounts receivable if it is determined that collection of all or part of an outstanding balance is not probable. Collectability is reviewed regularly and an allowance is established or adjusted, as necessary. As of June 30, 2014 and 2013, no allowance for doubtful accounts was necessary.

(g) Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the average cost method. Inventories include finished goods and raw materials (primarily coal) which are expensed to cost of sales when consumed.

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

(i) Intangible assets

The Company accounts for intangible assets in accordance with ASC 350, “Intangibles- Goodwill and Other.” This standard requires that goodwill and other intangible assets with indefinite useful lives not be amortized but instead tested annually for impairment, or immediately if conditions indicate that impairment could exist. Intangible assets with definite useful lives are amortized over their estimated useful lives and reviewed for impairment in accordance with ASC 360, “Accounting for Impairment or Disposal of Long-Lived Assets.” Substantial judgment is necessary in the determination as to whether an event or circumstance has occurred that may trigger an impairment analysis and in the determination of the related cash flows from the asset. Estimating cash flows related to long-lived assets is a difficult and subjective process that applies historical experience and future business expectations to revenues and related operating costs of assets. Should impairment appear to be necessary, subjective judgment must be applied to estimate the fair value of the asset, for which there may be no ready market, which often times results in the use of discounted cash flow analysis and judgmental selection of discount rates to be used in the discounting process. If the Company determines an asset has been impaired based on the projected undiscounted cash flows of the related asset or the business unit, and if the cash flow analysis indicates that the carrying amount of an asset exceeds related undiscounted cash flows, the carrying value is reduced to the estimated fair value of the asset. There were no events or circumstances that triggered an impairment analysis of intangible assets during the year ended June 30, 2014.

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

We performed an analysis of the ZZ Joint Venture plant and determined that these assets were not impaired based upon management’s estimated cash flow projections for the plant. Such estimated cash flow projections included production capacity, methanol price, raw materials consumption and a combination of technical improvements being made to Xuecheng Energy’s methanol unit allowing for increased syngas off-take and other repairs and improvements being made to the plant enabling more efficient joint production of methanol for a nine-year period. If we are not successful in improving the ZZ Joint Venture’s profitability, or if management’s estimated cash flow projections for these assets decrease, the ZZ Joint Venture plant could become impaired which could have a material effect on our consolidated financial statements. There were no significant changes occurred during the year ended June 30, 2014.

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

(n) Foreign currency translation

Assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at period-end rates of exchange, and income and expenses are translated at average exchange rates during the period. For the years ended June 30, 2014 and 2013, adjustments resulting from translating financial statements into U.S. dollars are reported as cumulative translation adjustments and are shown as a separate component of other comprehensive income. Gains and losses from foreign currency transactions are included in the calculation of net loss.

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

The following tables provide additional information on the ZZ Joint Venture’s assets and liabilities as of June 30, 2014 and 2013 which are consolidated within the Company’s consolidated balance sheets (in thousands):

	June 30, 2014
	Consolidated	ZZ Joint Venture (1)	%(2)

Current assets	$21,821	$2,256	10%
Long-term assets	69,885	33,193	48%
Total assets	$91,706	$35,449	39%

Current liabilities	$10,418	$7,462	72%
Equity	81,288	27,987	34%
Total liabilities and equity	$91,706	$35,449	39%

	June 30, 2013
	Consolidated	ZZ Joint Venture (1)	%(2)

Current assets	$18,508	$523	3%
Long-term assets	69,856	34,742	50%
Total assets	$88,364	$35,265	40%

Current liabilities	$10,060	$4,529	45%
Equity	78,304	30,736	39%
Total liabilities and equity	$88,364	$35,265	40%

(1)	Amounts reflect information for the ZZ Joint Venture and exclude intercompany items.
(2)	ZZ Joint Venture’s percentage of the amount on the Company’s consolidated balance sheets.

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

The Company has determined that SES Resource Solutions, Ltd. (“SRS”) which was formed in June 2011 is a VIE and that the Company is not the primary beneficiary since neither the Company nor Midas Resources AG control SRS since each have a 50% ownership interest in SRS and the control, risks and benefits of SRS are shared equally. SRS had no assets or liabilities as of June 30, 2014 and is inactive. Therefore the Company is in the process of winding up this business.

The Company has determined that the TSEC Joint Venture (as defined in Note 3 – Current Projects – TSEC Joint Venture) is VIE and that ZCM, the joint venture partner, is the primary beneficiary since ZCM has a 65% ownership interest in the TSEC Joint Venture and has the power to direct the activities of the TSEC Joint Venture that most significantly influence its performance.

The Company has determined that the GC Joint Venture is a VIE and has determined that it is the primary beneficiary since the Company has a 51% ownership interest in the GC Joint Venture and since there are no qualitative factors that would preclude the Company from being deemed the primary beneficiary. There were no significant assets recorded within the GC Joint Venture as of June 30, 2014 or June 30, 2013. There were however, current liabilities of approximately $0.6 million as of June 30, 2014 and $1.2 million as of June 30, 2013, related to unpaid settlements of amounts due to various contractors from the initial construction work for the project. In June 2014, the Company wrote off approximately $0.6 million of these unpaid settlements according to current local business contract law. The GC Joint Venture project is not currently being developed and the Company is continuing to work to liquidate and ultimately dissolve the GC Joint Venture.

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

The Company’s financial assets and liabilities are classified based on the lowest level of input that is significant for the fair value measurement. The following table summarizes the valuation of the Company’s financial assets and liabilities by pricing levels, as of June 30, 2014 and 2013 (in thousands):

	June 30, 2014
	Level 1	Level 2		Level 3	Total
Assets:
Certificates of Deposit	$—	$50	(1)	$—	$50
Money Market Funds	—	16,971	(2)	—	16,971

Liabilities:
Short-term bank loan	—	3,251	(3)	$—	3,251

	June 30, 2013
	Level 1	Level 2		Level 3	Total
Assets:
Certificates of Deposit	$—	$50	(1)	$—	$50
Money Market Funds	—	8,752	(2)	—	8,752

Liabilities:
Long-term bank loan	—	2,428	(4)	$—	2,428

(1)	Amount included in current assets on the Company’s consolidated balance sheets.
(2)	Amount included in cash and cash equivalents on the Company’s consolidated balance sheets.
(3)	Amount included in current liabilities on the Company’s consolidated balance sheets.
(4)	Current portion of long-term bank loan included in current liabilities on the Company’s consolidated balance sheets.

The carrying values of the certificates of deposit, money market funds and long-term debt approximate fair value, which was estimated using quoted market prices for those or similar investments. The carrying value of the Company’s other financial instruments, including accounts receivable and accounts payable, approximate their fair values.

Note 2 — Recently Issued Accounting Standards

In June 2014 the Financial Accounting Standards Board (the “FASB”) issued ASU 2014-10, which amended disclosure requirements for development stage entities (“DSEs”). The FASB concluded that users of financial statements of DSEs considered the inception-to-date information and certain other disclosures required by U.S. generally accepted accounting principles (“GAAP”) had little relevance and is generally not decision useful. As a result, the FASB issued ASU 2014-10, which removed the definition of a DSE from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development state entities and other reporting entities from U.S. GAAP. In addition, ASU 2014-10 eliminates the requirements for DSEs to (i) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (ii) label the financial statements as those of a development stage entity, (iii) disclose a description of the development stage activities in which the entity is engaged, and (iv) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. For public business entities, the ASU 2014-10 amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein; however, early application is permitted for any annual reporting period for which the entity’s financial statements have not yet been issued. We adopted these new presentation requirements as of June 30, 2014.

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

On July 24, 2013, the ZZ Joint Venture entered into a cooperation agreement (the “ZZ Cooperation Agreement”) with Xuecheng Energy and its parent company, Shandong Xuejiao Chemical Co., Ltd. (collectively referred to as “Xuejiao”), which serves to supersede the existing syngas purchase and sale agreement among the parties dated October 22, 2006 and supplemented previously in 2008. The ZZ Cooperation Agreement, which became effective on October 31, 2013, represents the basis for an integrated syngas to methanol operation and resolution of the nonpayment of the contractual capacity fees by Xuejiao.  Under the terms of the ZZ Cooperation Agreement, Xuejiao will (i) provide the ZZ Joint Venture with use of their methanol plant for ten years at no cost to the ZZ Joint Venture, (ii) provide a bank loan guarantee of approximately $3.3 million for a majority of the financing necessary for the ZZ Joint Venture for the retrofit and related costs of the ZZ Joint Venture plant, (iii) waive certain advances previously made to the ZZ Joint Venture and (iv) supply discounted coke oven gas produced by its existing coke ovens to be used in combination with synthesis gas to produce refined methanol from the new ZZ Joint Venture integrated syngas methanol operation. The new integrated operation will be managed by the ZZ Joint Venture.

Effective October 31, 2013, the ZZ Joint Venture terminated and waived its claims to past due capacity fees owed by Xuejiao under the prior syngas purchase and sale agreement. Pursuant to the ZZ Cooperation Agreement, prior payments of approximately $1.8 million were applied to settling the prior payments due under the syngas purchase and sale agreement. As a result, the ZZ Joint Venture recognized these related party advances as product sales of approximately $1.5 million, net of value-added taxes, during the year ended June 30, 2014.

The ZZ Joint Venture began producing and selling methanol in November 2013 and sold 35,682 tonnes of methanol during the year ended June 30, 2014, generating approximately $13.3 million of revenue. The Company assumed operational control of the integrated methanol production facility in October 2013 under a restructured commercial arrangement. The ZZ Joint Venture has worked to complete the plant retrofits and equipment upgrades to enable increased methanol production from integrated syngas and coke oven gas feedstock. The ZZ Joint Venture is now operating an integrated plant which has two operating modes where it (i) converts coke oven gas directly to methanol and (ii) converts coal to syngas, then blends the syngas and coke oven gas at a specific ratio to produce additional quantities of methanol.  The ZZ Joint Venture began producing and selling methanol in November 2013 from coke oven gas. The ZZ Joint Venture restarted its syngas plant for approximately two weeks during December 2013. In January 2014, the ZZ Joint Venture produced methanol only from coke oven gas due to lower coke oven gas supplies during the cold weather. The ZZ Joint Venture intends to manage syngas production in order to optimize results. The syngas facility will generally operate when adequate coke oven gas supplies are available to achieve the correct syngas to coke oven gas blend ratio. The ZZ Joint Venture also recently executed agreements to secure an additional minimum 4,000 normal cubic meters per hour of coke oven gas from a local supplier, with a target of 5,000 normal cubic meters per hour, in order to increase methanol production and reduce supply risks. This additional coke oven gas represents approximately a 30% increase in feedstock supply for the ZZ Joint Venture Plant. In addition, the Company is focused on lowering our operating costs, as well as reducing forced outages at the facility.

Additionally, the Company is also evaluating alternative products and partnership structures for a possible expansion of the ZZ Joint Venture plant. In 2010, the ZZ Joint Venture received the necessary government approval for an expansion into monoethylene glycol production. This expansion project remains under evaluation by us. The Company is also evaluating certain new downstream technologies to produce high value products.

Although we intend for the ZZ Joint Venture to sustain itself through its own earnings, we may need to make additional contributions to the ZZ Joint Venture in order for it to meet its obligations. In September 2014, we made a capital contribution of $1.5 million to the ZZ Joint Venture. This capital contribution was used to pay a portion of the ZZ Short-term Loan, which was due on September 9, 2014. We are currently in discussions with Zao Zhuang Bank Co., Ltd to replace the ZZ Short-term Loan with another similar loan and line of credit.

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

Short-term Loan Agreement with Zao Zhuang Bank Co., Ltd

On September 10, 2013, the ZZ Joint Venture entered into a short-term loan agreement with Zao Zhuang Bank Co., Ltd., (the “ZZ Short-term Loan”), and received approximately $3.3 million of loan proceeds for the retrofit and related costs contemplated by the ZZ Cooperation Agreement. Key terms of the ZZ Short-term Loan are as follows:

•	Loan term is one year, due on September 9, 2014;

•	Interest is payable monthly at an annual rate of 10.8%;

•	Xuecheng Energy is the guarantor of the entire loan;

•	Certain assets of the ZZ Joint Venture, including land use rights and the administration building, are pledged as collateral; and

•	Subject to customary events of default which, should one or more of them occur and be continuing, would permit Zao Zhuang Bank Co., Ltd. to declare all amounts owing under the agreement to be due and payable immediately.

In September 2014, the Company has paid off the ZZ Short-term Loan, and the Company is currently in discussions with Zao Zhuang Bank Co., Ltd to replace it with another similar loan and line of credit.

Yima Joint Ventures

In August 2009, the Company entered into amended joint venture contracts with Yima, replacing the prior joint venture contracts entered into in October 2008 and April 2009. The joint ventures were formed for each of the gasification, methanol/methanol protein production, and utility island components of the plant, or collectively, the Yima Joint Ventures. The amended joint venture contracts provide that: (i) the Company and Yima contribute equity of 25% and 75%, respectively, to the Yima Joint Ventures; (ii) Yima will guarantee the repayment of loans from third party lenders for 50% of the project’s cost and, if debt financing is not available, Yima is obligated to provide debt financing via shareholder loans to the project until the project is able to secure third-party debt financing; and (iii) Yima will supply coal to the project from a mine located in close proximity to the project at a preferential price subject to a definitive agreement to be subsequently negotiated. In connection with entering into the amended contracts, the Company and Yima contributed remaining cash equity contributions of $29.3 million and $90.8 million, respectively, to the Yima Joint Ventures during the three months ended September 30, 2009. The Company is responsible for our share of any cost overruns on the project.

In exchange for such capital contributions, the Company owns a 25% interest in each joint venture and Yima owns a 75% interest. Notwithstanding this, in connection with an expansion of the project, the Company has the option to contribute a greater percentage of capital for the expansion, such that as a result, the Company would have up to a 49% ownership interest in the Yima Joint Ventures.

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

The Yima Joint Venture plant generated its first methanol production in December 2012. The Yima Joint Venture plant’s refined methanol section was fully commissioned in December 2013, and has operated at limited capacity since that date. The plant is designed to produce 300,000 tonnes per year of methanol from operating two of its three available gasifiers and has achieved 100% peak syngas production levels and 80% peak methanol production levels. This plant is intended to provide a commercial demonstration of the Company’s technology as deployed on a much larger scale than the ZZ Joint Venture plant.

The Yima Joint Venture initiated an outage in March that was intended to allow the plant to make broad and miscellaneous improvements to many areas of the entire methanol producing facility which had not been completed or properly installed. Many of these improvements were punch-list items left over from construction, along with improvements which have been learned from the past year’s operation at the plant. Additionally, it was identified during this time that the Yima Joint Venture has not installed all the required units related to removal of sulfur compounds from syngas. A portion of these repairs were completed and the facility was restarted in late June, 2014. After three weeks of operation the plant was shut down again due to improper repair techniques on its Heat Recovery System Generator.

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

Additionally, in January 2011, the Company signed gasifier sales agreements with the Yima Joint Ventures to sell gasifiers and gasifier related equipment for an aggregate contract price of $3.0 million. A portion of the equipment associated with these orders was ordered from ZCM (as defined under “Joint Venture with ZCM” in this Note 2). The gasifiers were completed and delivered in January 2012 to the Yima Joint Ventures. As of June 30, 2014, the Yima Joint Ventures had paid $2.4 million of the total contract price and still owed the remaining payment approximately of $0.67 million to the Company. The Company still owed $0.67 million to both ZCM and an additional vendor associated with the equipment purchase, which is accrued as a current liability on the Company’s consolidated balance sheet.

TSEC Joint Venture

Joint Venture Contract

On February 14, 2014, SES Asia Technologies Limited, one of the Company’s wholly owned subsidiaries, entered into a Joint Venture Contract (the “JV Contract”) with Zhangjiagang Chemical Machinery Co., Ltd. (“ZCM”) to form Jangsu Tianwo-SES Clean Energy Technologies Limited (the “TSEC” Joint Venture”). The purpose of the TSEC Joint Venture is to establish the Company’s gasification technology as the leading gasification technology in the TSEC Joint Venture territory (which is initially China, Indonesia, the Philippines, Vietnam, Mongolia and Malaysia) by becoming a leading provider of proprietary equipment for the technology. The scope of the TSEC Joint Venture is to market and license the Company’s gasification technology via project sublicenses; procurement and sale of proprietary equipment and services; coal testing; and engineering, procurement and research and development related to the technology. ZCM is contributing RMB 100,000,000 (approximately USD $16 million) in cash to the TSEC Joint Venture, and owns 65% of the TSEC Joint Venture, and the Company has contributed an exclusive license to use of its technology in the TSEC Joint Venture territory pursuant to the terms of a Technology Usage and Contribution Agreement entered into among the TSEC Joint Venture, ZCM and the Company (the “TUCA”) on the same date. The Company owns 35% of the TSEC Joint Venture.

Under the JV Contract, neither party may transfer their interests in the TSEC Joint Venture without first offering such interests to the other party. Notwithstanding this, the Company has the right until 30 days after the first project sublicense is entered into by the TSEC Joint Venture to transfer 5% of its interest to a financial investor. If the Company elects not to transfer such 5% interest during that period, ZCM has the option to purchase such interest from the Company for RMB 10,000,000 (approximately USD$1.6 million).

The JV Contract also includes a non-competition provision which requires that the JV be the exclusive legal entity within the TSEC Joint Venture territory for the marketing and sale of any gasification technology or related equipment that utilizes low quality coal feedstock. Notwithstanding this, ZCM has the right to manufacture and sell gasification equipment outside the scope of the TSEC Joint Venture within the TSEC Joint Venture territory. In addition, the Company has the right to develop and invest equity in projects outside of the TSEC Joint Venture within the TSEC Joint Venture territory. After the termination of the TSEC Joint Venture, ZCM must obtain written consent from the Company for the market development of any gasification technology that utilizes feedstock in the TSEC Joint Venture territory.

The JV Contract may be terminated upon, among other things, (i) a material breach of the JV Contract which is not cured, (ii) a violation of the TUCA, (iii) the failure to obtain positive net income within 24 months of establishing the TSEC Joint Venture or (iv) mutual agreement of the parties.

On March 18, 2014, the TSEC Joint Venture received the required 20-year business license from the State Administration for Industry & Commerce of the People’s Republic of China (SAIC) in Zhangjiagang. On April 8, 2014, the transactions were completed and the TSEC Joint Venture began operations.

Technology Usage and Contribution Agreement

Pursuant to the TUCA, the Company has contributed to the TSEC Joint Venture the exclusive right to the Company’s gasification technology in the TSEC Joint Venture territory, including the right to: (i) grant site specific project sub-licenses to third parties; (ii) use the Company’s marks for proprietary equipment and services; (iii) engineer and/or design processes that utilize the Company’s technology or other Company intellectual property; (iv) provide engineering and design services for joint venture projects and (v) take over the development of projects in the TSEC Joint Venture territory that have previously been developed by the Company and its affiliates.

The TSEC Joint Venture will be the exclusive operational entity for business relating to the Company’s technology in the TSEC Joint Venture Territory. If the TSEC Joint Venture loses exclusivity due to a Company breach, ZCM is to be compensated for direct losses and all lost project profits. The Company will also provide training for technical personnel of the TSEC Joint Venture through the second anniversary of the establishment of the TSEC Joint Venture. The Company will also provide a review of engineering works for the TSEC Joint Venture. If modifications are suggested by the Company and not made, the TSEC Joint Venture bears the liability resulting from such failure. If the Company suggests modifications and there is still liability resulting from the engineering work, it is the liability of the Company.

Any party making, whether patentable or not, improvements relating to the Company technology after the establishment of the TSEC Joint Venture, grants to the other Party an irrevocable, non-exclusive, royalty free right to use or license such improvements and agrees to make such improvements available to the Company free of charge. All such improvements shall become part of the Company’s technology and both parties shall have the same rights, licenses and obligations with respect to the improvement as contemplated by the TUCA.

The TSEC Joint Venture will establish an Intellectual Property Committee, with two representatives from the TSEC Joint Venture and two from the Company. This Committee shall review all improvements and protection measures and recommend actions to be taken by the TSEC Joint Venture in furtherance thereof. Notwithstanding this, each party is entitled to take actions on its own to protect intellectual property rights.

Any breach of or default under the TUCA which is not cured on notice entitles the non-breaching party to terminate. The parties can suspend performance of the TUCA in the event of a dispute if the dispute poses a significant adverse impact on performance. The TSEC Joint Venture indemnifies the Company for misuse of the Company’s technology or infringement of the Company’s technology upon rights of any third party.

The following table presents summarized unconsolidated financial information for the TSEC Venture (in thousands):

Year Ended June 30, 2014
Income Statement data:
Revenue	$—
Operating loss	(466)
Net Loss	(466)

June 30, 2014
Balance sheet data:
Current assets	$8,573
Noncurrent assets	8,458
Current liabilities	3
Noncurrent liabilities	—
Equity	17,028

SES Resource Solutions

SES Resource Solutions, Ltd., or SRS, is a joint venture owned 50% by us and 50% by Midas Resources AG, or Midas that was formed in June 2011 to provide additional avenues of commercialization for the Company’s technology. Key objectives of the joint venture are to identify and procure low cost, low rank coal resources for which the Company’s technology represents the best route to commercialization; to provide investment opportunities in both gasification facilities and coal resources; and to facilitate the establishment of gasification projects globally based on the Company’s technology. In December 2012, SRS suspended its activities due to the unavailability of financing for coal resources. Therefore we are in the process of winding up this business.

The Company’s investment in SRS is accounted for using the equity method. SRS has no assets or liabilities as amounts are funded by the Company as costs are incurred. The following table presents summarized unconsolidated income statement data for SRS (in thousands):

	Three Months Ended		Year Ended
	June 30,		June 30,
	2014	2013	2014	2013
Income statement data:

Revenue	$—	$130	$—	$130
Operating income (loss)	—	55	(5)	(1,108)
Net income (loss)	—	55	(5)	(1,108)

Golden Concord Joint Venture

The Company’s joint venture with Golden Concord (“GC Joint Venture”) was formed to (i) develop, construct and operate a coal gasification, methanol and dimethyl either (“DME”) production plant utilizing U-GAS®. (ii) produce and sell methanol, DME and the various byproducts of the plant. The Company has a 51% ownership interest in the GC Joint Venture and consolidates the GC Joint Venture. There were no significant assets recorded within the GC Joint Venture as of June 30, 2014 or 2013. There were however, current liabilities of approximately $0.6 million as of June 30, 2014 and $1.2 million as of June 30, 2013 related to unpaid settlements of amounts due to various contractors from the initial construction work for the project. In June 2014, The Company wrote off approximately $0.6 million of these unpaid settlements according to current local business contract law. The GC Joint Venture project is not currently being developed and the Company is continuing to work to liquidate and ultimately dissolve the GC Joint Venture.

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

As disclosed in Note 3, the ZZ Joint Venture began producing and selling methanol in November 2013 and sold 35,682 tonnes of methanol during the year ended June 30, 2014 generating approximately $13.3 million of revenue. The ZZ Joint Venture has worked to complete the plant retrofits and equipment upgrades to enable increased methanol production from integrated syngas and coke oven gas feedstock. There can be no assurances that the methanol production operations contemplated by the ZZ Cooperation Agreement will be profitable. Profitability will be dependent on, among other things, our management of the operations of the plant, pricing of methanol, coal and power, and maintaining necessary government approvals.

The Yima Joint Venture plant’s refined methanol section was fully commissioned in December 2013, and has operated at limited capacity since that date. Methanol production was approximately 27% of its capacity during the twelve months ended June 30, 2014. The plant is designed to produce 300,000 tonnes per year of methanol from operating two of its three available gasifiers and has achieved 100% peak syngas production levels and 80% peak methanol production levels. Yima has recently initiated an outage in March that should allow the plant to make improvements to the upstream and downstream units adjacent to the Company’s gasification systems at the Yima Joint Venture plant. Some of these are punch-list items, along with the improvements which have been learned from the past year’s operation at the plant. The improvements are currently scheduled to be completed in the next several months. The Company has limited influence on the operating and financial policymaking of the Yima Joint Ventures. There can be no assurances that the Yima Joint Ventures’ operations will be profitable or that dividends will be paid to the Company. There have been a variety of minor construction related shutdowns which are normally seen in the startup of these types of facilities, but the shutdowns have generally not been related to the gasifier systems. In addition, the Yima Joint Ventures still owe the Company approximately $0.67 million for certain gasifiers and gasifier related equipment delivered in 2012, a portion of which is due from the Company to ZCM and the balance to a second vendor for providing equipment associated with the gasifiers. It is unclear when or if the balance of this money will be paid to the Company from the Yima Joint Venture.

Although the Company has made significant progress recently on partnering its China business through the TSEC Joint Venture, the Company expects to continue to have negative operating cash flows until it can generate sufficient cash flows from its technology, equipment and services business and SES China (including the ZZ Joint Venture, the Yima Joint Ventures and the TSEC Joint Venture) to cover its general and administrative expenses and other operating costs. In addition, the Company may need to aggressively pursue additional partners in China and may need to seek other equity financing or reduce its operating expenses. The Company will also limit the development of any further projects until it has assurances that acceptable financing is available to complete the project.

The majority of our revenues are derived from the sale of methanol in China. We do not have long term offtake agreements for these sales, so revenues fluctuate based on local market spot prices, which have been under significant pressure and are generally not consistent or predictable, and we are unsure of how much longer this will continue. Our liquidity and capital resources will be materially adversely affected if markets remain under pressure, and we are unable to obtain satisfactory process for these commodities or if prospective buyers do not purchase these commodities

The Company currently plans to use its available cash for (i) securing orders and other associated tasks associated with the Company’s distributed power initiatives such as in Pakistan with General Electric; (ii) executing the Company’s strategy to develop market based business verticals, (iii) the ZZ Short-term Loan for $3.3 million, which was repaid in September 2014; (iv) general and administrative expenses and (v) working capital and other general corporate purposes. Although the Company intends for the ZZ Joint Venture to sustain itself through its own earnings, the Company may also need to make additional contributions to the ZZ Joint Venture in order for it to meet its obligations until the ZZ Joint Venture generates sufficient cash flows to cover its operating costs and debt service. The actual allocation and timing of these expenditures will be dependent on various factors, including changes in the Company’s strategic relationships, commodity prices and industry conditions, and other factors that the Company cannot currently predict. In particular, any future decrease in economic activity in China or in other regions of the world in which the Company may in the future do business could significantly and adversely affect our results of operations and financial condition. Operating cash flows from the Company’s joint venture operating projects can be positively or negatively impacted by changes in coal and methanol prices. These are commodities where market pricing is often cyclical in nature.

The Company does not currently have all of the financial and human resources to fully develop and execute on all of its other business opportunities; however, the Company intends to finance their development through paid services, technology access fees, equity and debt financings and by securing financial and strategic partners focused on development of these opportunities. The Company can make no assurances that its business operations will provide it with sufficient cash flows to continue its operations. The Company may need to raise additional capital through equity and debt financing for any new ventures that are developed, to support its existing projects and possible expansions thereof and for its corporate general and administrative expenses. The Company is considering a full range of financing options in order to create the most value in the context of the increasing interest the Company is witnessing in its proprietary technology. The Company cannot provide any assurance that any financing will be available to it in the future on acceptable terms or at all. Any such financing could be dilutive to its existing stockholders. If the Company cannot raise required funds on acceptable terms, it may not be able to, among other things, (i) maintain its general and administrative expenses at current levels including retention of key personnel and consultants; (ii) successfully develop its licensing and related service businesses; (iii) negotiate and enter into new gasification plant development contracts and licensing agreements; (iv) make additional capital contributions to its joint ventures; (v) fund certain obligations as they become due; or (vi) respond to competitive pressures or unanticipated capital requirements.

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

Note 5 — Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	Estimated	June 30,
	useful lives	2014	2013
Furniture and fixtures	2 to 3 years	$315	$321
Production equipment	20 years	36,286	35,480
Building — plant and office	30 years	8,117	8,083
Leasehold improvements	Lease term	113	122
Computer hardware	3 years	408	398
Computer software	3 years	975	959
Office equipment	3 years	257	251
Motor vehicles	5 years	218	217
		46,689	45,831
Less: Accumulated depreciation		(15,190)	(13,190)
Net carrying value		$31,499	$32,641

Depreciation expense for both the years ended June 30, 2014 and 2013 was $2.1 million.

Note 6 — Detail of Selected Balance Sheet Accounts

Other long-term assets consisted of the following (in thousands):

	June 30,
	2014	2013
Land use rights	$746	$760
GTI license royalty, net — ZZ Joint Venture	611	626
Value added tax receivable — ZZ Joint Venture	773	1,106
Other	351	352
	$2,481	$2,844

Accrued expenses and other payables consisted of the following (in thousands):

	June 30,
	2014	2013
Construction and equipment costs	$427	$645
Accounts payable — raw material	2,853	—
Accounts payable — trade	336	255
Accrued payroll, vacation and bonuses	586	555
Technical consulting, engineering and design services	179	521
Advances from Yima Joint Ventures toward purchase of gasifier equipment	825	2,391
Advances from Xuejiao	—	1,780
GTI royalty expenses due to GTI	250	250
Other	1,711	1,235
	$7,167	$7,632

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

The GTI Agreement expires on August 31, 2016, but may be extended for two additional ten-year periods at the Company’s option.

The cost and accumulated amortization of intangible assets were as follows (in thousands):

	June 30, 2014			June 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Use rights of U-GAS®	$1,886	$1,480	$406	$1,886	$1,292	$594
Other intangible assets	684	41	643	474	8	466
Total	$2,570	$1,521	$1,049	$2,360	$1,300	$1,060

The use rights of U-GAS® have an amortization period of ten years. Amortization expense was approximately $0.2 million for each of the years ended June 30, 2014 and 2013 and is recorded in depreciation and amortization expense. Estimated amortization expense for each of the remaining two subsequent fiscal years is expected to be approximately $0.2 million.

Note 8 — Income Taxes

For financial reporting purposes, net loss showing domestic and foreign sources was as follows (in thousands):

	Year Ended June 30,
	2014	2013
Domestic	$(4,730)	$(6,863)
Foreign	(9,513)	(13,060)
Net loss	$(14,243)	$(19,923)

Provision for income taxes

The following is a reconciliation of income taxes at the statutory federal income tax rate of 35% to the income tax provision (benefit) recorded (in thousands);

	Year Ended June 30,
	2014	2013
Net loss	$(14,243)	$(19,923)
Computed tax benefit at statutory rate	(4,985)	(6,973)
Tax on global activities	5,472	2,747
Other	192	(448)
Valuation allowance	(679)	4,674
	$—	$—

Deferred tax assets

Net deferred tax assets consisted of the following (in thousands):

	June 30,
	2014	2013
Deferred tax assets (liabilities):
Net operating loss carry forward	$23,835	$27,554
Depreciation and amortization	365	403
Stock-based compensation	6,059	5,972
Investment in joint venture	4,396	1,324
Accruals	667	748
AMT credit	55	—
Subtotal	35,377	36,001
Valuation allowance	(35,377)	(36,001)
Net deferred assets	$—	$—

At June 30, 2014, the Company had approximately $43.6 million of U.S. federal net operating loss (“NOL”) carry forwards, and $18.6 million of China NOL carry forwards. The U.S. federal NOL carry forwards have expiration dates through the year 2033. The China NOL carry forwards have expiration dates through 2018. The utilization of U.S. federal NOLs and other tax attributes may be limited due to changes in ownership from equity offerings that occurred during the year and any future equity offerings.

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

The Company and one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company has been subject to U.S. federal, state, and local, or non-U.S. income tax examinations by tax authorities for all tax years since its operations began in 2003. As of June 30, 2014, the Internal Revenue Service (“IRS”) and the Chinese tax authorities have not proposed any adjustments to the Company’s material tax positions. The Company establishes reserves for positions taken on tax matters which, although considered appropriate under the regulations, could potentially be successfully challenged by authorities during a tax audit or review. The Company did not have any liability for uncertain tax positions as of June 30, 2014 or 2013.

Note 9 — Net Loss Per Share Data

Historical net loss per share of common stock is computed using the weighted average number of shares of common stock outstanding. Basic loss per share excludes dilution and is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Stock options, warrants and unvested restricted stock are the only potential dilutive share equivalents the Company had outstanding for the periods presented. For the year ended June 30, 2014 and 2013, options and warrants to purchase common stock were excluded from the computation of diluted earnings per share as their effect would have been antidilutive as the Company incurred net losses during those periods.

Note 10 — Commitments and Contingencies

Litigation

The Company is currently not a party to any legal proceedings.

Operating leases

On June 3, 2014, the Company extended its corporate office lease term for twelve months ending June 30, 2015 with rental payments of approximately $22,000 per month (monthly rent changes depending on actual utility usage each month). Rental expenses incurred under operating leases for the years ended June 30, 2014 and 2013 were approximately $0.4 million and $0.5 million, respectively.

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

Note 11 — Stock-Based Compensation

On August 1, 2013, Crystal Vision Energy Limited (“CVE”) made a $100,000 investment in the Company’s common stock and received 136,986 shares and warrants to purchase 136,986 shares of the Company common stock. The shares of the Company’s common stock were issued at a price of $0.73. The associated warrants have an exercise price of $0.91. The fair value of the August 1, 2013 transaction, including the shares and warrants, was estimated to be approximately $0.1 million. Under a consulting agreement with the Company, CVE was also entitled to non-forfeitable incentive warrants. A warrant to purchase up to 1,200,000 shares of the Company’s common stock with an exercise price of $1.50 was granted in February 20131, became vested and fully exercisable on December 31, 2013 and has a term of five years.

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

As of June 30, 2014, the Company has outstanding stock option and restricted stock awards granted under the Company’s Amended and Restated 2005 Incentive Plan, as amended (the “Incentive Plan”). On May 29, 2014, the Company’s stockholders authorized an additional 2,200,000 shares of common stock for future awards under the Incentive Plan. As of June 30, 2014, there were 2,021,708 shares authorized for future issuance pursuant to the Incentive Plan. Under the Incentive Plan, the Company may grant incentive and non-qualified stock options, stock appreciation rights, restricted stock units and other stock-based awards to officers, directors, employees and non-employees. Stock option awards generally vest ratably over a one to four year period and expire ten years after the date of grant.

For the years ended June 30, 2014 and 2013, the Company recorded stock-based compensation expense of approximately $2.2 million and $2.3 million, respectively.

Assumptions

The fair values for the stock options granted during the years ended June 30, 2014 and 2013 were estimated at the date of grant using a Black-Scholes-Morton option-pricing model with the following weighted-average assumptions.

	Year Ended June 30,
	2014	2013
Risk-free rate of return	1.63%	0.81%
Expected life of award	5.3 years	5.1 years
Expected dividend yield	0.00%	0.00%
Expected volatility of stock	99%	106%
Weighted-average grant date fair value	$1.03	$1.36

The expected volatility of stock assumption was derived by referring to changes in the historical volatility of the company. We used the “simplified” method for “plain vanilla” options to estimate the expected term of options granted during the years ended June 30, 2014 and 2013.

Stock option activity during the two years ended June 30, 2014 and 2013 was as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding at June 30, 2012	6,750,201	$0.94
Granted	1,350,717	1.08
Exercised	(558,726)	0.80
Cancelled/forfeited	(137,500)	1.03
Outstanding at June 30, 2013	7,404,692	0.98	6.87	$0.6
Granted	1,172,858	1.38
Exercised	(803,750)	0.64
Cancelled/forfeited	(71,250)	1.70
Outstanding at June 30, 2014	7,702,550	1.07	6.50	6.8
Exercisable at June 30, 2014	6,749,047	1.02	6.17	6.3

The following table summarizes information with respect to stock options outstanding and exercisable at June 30, 2014:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Term (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.43 to $0.66	2,963,409	4.6	$0.63	2,963,409	$0.63
$0.67 to $1.00	1,443,062	6.9	0.85	1,195,576	0.87
$1.01 to $2.00	2,881,079	8.3	1.32	2,175,062	1.22
$2.01 to $3.00	15,000	0.1	2.32	15,000	2.32
$3.01 to $4.00	400,000	6.8	3.25	400,000	3.25
Total	7,702,550			6,749,047

The fair values of the warrants issued were estimated using a Black-Scholes-Morton option-pricing, and the following weighted-average assumptions for the year ended June 30, 2014 and 2013:

	Year Ended June 30,
	2014	2013
Risk-free rate of return	1.25%	0.85%
Expected life of award	4.2 years	5 years
Expected dividend yield	0.00%	0.00%
Expected volatility of stock	88%	108%
Weighted-average grant date fair value	$0.92	$0.83

The Company recognizes the stock-based compensation expense related to the Incentive Plan awards and warrants over the requisite service period. The following table presents stock based compensation expense attributable to stock option awards issued under the Incentive Plan and attributable to warrants issued and sold to consulting firms (in thousands):

	Year Ended June 30,
	2014	2013
Incentive Plan	$1,186	$1,046
Warrants and stock	1,033	1,271
Total stock-based compensation expense	$2,219	$2,317

As of June 30, 2014, approximately $0.5 million of estimated expense with respect to non-vested stock option awards has yet to be recognized and will be recognized in expense over the remaining weighted average period of approximately one year.

Note 12 – Segment Information

The Company’s reportable operating segments have been determined in accordance with the Company’s internal management reporting structure and include SES China, Technology Licensing and Related Services, and Corporate. The SES China reporting segment includes all of the assets and operations and related administrative costs for China including initial closing costs relating to our joint ventures. The Technology Licensing and Related Services reporting segment includes all of the Company’s current operating activities outside of China. The Corporate reporting segment includes the executive and administrative expenses of the corporate office in Houston. The Company evaluates performance based upon several factors, of which a primary financial measure is segment operating income or loss.

The following table presents statements of operations data and assets by segment (in thousands):

	Three Months Ended		Year Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenue:
SES China	$4,358	$—	$17,507	$8
Technology licensing and related services	—	192		571
Corporate	—	—	—	—
Total revenue	$4,358	$192	$17,507	$579

Depreciation and amortization:
SES China	$516	$518	$2,067	$2,056
Technology licensing and related services	50	47	219	187
Corporate	1	4	7	49
Total depreciation and amortization	$567	$569	$2,293	$2,292

Operating loss:
SES China	(2,334)	(2,540)	(6,703)	(10,126)
Technology licensing and related services	(450)	(484)	(1,210)	(1,976)
Corporate	(1,359)	(2,460)	(5,736)	(6,277)
Total operating loss	$(4,143)	$(5,484)	$(13,649)	$(18,379)

Interest expense:
SES China	$89	$54	$381	$302
Technology licensing and related services	—	—	—	—
Corporate	—	—	—	—
Total interest expense	$89	$54	$381	$302

Equity in losses (earnings) of joint ventures:
SES China	$—	$241	$—	$820
Technology licensing and related services	—	—	—	—
Corporate	—	(28)	2	552
Total equity in losses of joint ventures	$—	$213	$2	$1,372

	June 30, 2014	June 30, 2013
Assets:
SES China	$76,316	$76,316
Technology licensing and related services	943	1,030
Corporate	14,447	11,018
Total assets	$91,706	$88,364

Note 13 — Quarterly Results of Operations (Unaudited) (in thousands, except per share amounts)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Year
2014:
Revenues	$—	$5,914	$7,235	$4,358	$17,507
Operating loss	(4,131)	(1,336)	(4,039)	(4,143)	(13,649)
Net loss	(4,184)	(1,416)	(4,183)	(4,214)	(13,997)
Net loss attributable to stockholders	(4,162)	(1,435)	(4,150)	(4,496)	(14,243)
Net loss per share — basic and diluted	(0.07)	(0.02)	(0.06)	(0.06)	(0.22)
2013:
Revenues	$71	$13	$303	$192	$579
Operating loss	(3,881)	(3,940)	(5,074)	(5,484)	(18,379)
Net loss	(4,518)	(4,318)	(5,400)	(5,687)	(19,923)
Net loss attributable to stockholders	(4,485)	(4,403)	(5,380)	(5,665)	(19,933)
Net loss per share — basic and diluted	(0.09)	(0.07)	(0.09)	(0.09)	(0.33)

Note 14 — Subsequent Events

As stated in Note 3 of Notes to the Consolidated Financial Statements, on September 10, 2013 the Company entered into a short-term loan with Zao Zhuang Bank Co., Ltd., and received approximately $3.3 million in proceeds. In September 2014, the Company has paid off the ZZ Short-term Loan, and the Company is currently in discussions with Zao Zhuang Bank Co., Ltd to replace it with another similar loan and line of credit.

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

Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2014. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2014.

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

Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of June 30, 2014 based on criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, management has concluded that we did maintain effective internal control over financial reporting as of June 30, 2014.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the year ended June 30, 2014 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended June 30, 2014.

Item 11. Executive Compensation (Note Smaller Company Reporting change)

The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended June 30, 2014.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended June 30, 2014.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended June 30, 2014.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended June 30, 2014.

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

3.          Exhibits.

Number	Description of Exhibits
3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on January 31, 2007).

3.2	Certificate of Amendment to the Certificate of Incorporation of the Company dated effective December 16, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 17, 2009).

3.3	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on March 30, 2007).

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on January 31, 2007).

4.2	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 25, 2014).

10.1	Cooperative Joint Venture Contract of SES (Zao Zhuang) New Gas Company Ltd. between Shandong Hai Hua Coal & Chemical Company Ltd. and Synthesis Energy Systems Investments, Inc. dated July 6, 2006 — English translation from original Chinese document (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on January 31, 2007).

10.2	Amendment to Cooperative Joint Venture Contract of SES (Zao Zhuang) New Gas Company Ltd. between Shandong Hai Hua Coal & Chemical Company Ltd. and Synthesis Energy Systems Investments, Inc. dated November 8, 2006 — English translation from original Chinese document (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on January 31, 2007).

10.3**	Contract for Synthesis Gas Purchase and Sales by and between Shandong Hai Hua Coal & Chemical Company Ltd. and Synthesis Energy Systems (Zao Zhuang) New Gas Company Ltd. dated October 22, 2006 — English translation from original Chinese document (incorporated by reference to Exhibit 10.6 to Amendment No. 4 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on May 23, 2007).

10.4+	Consulting Agreement between the Company and Lorenzo Lamadrid dated May 30, 2006 (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on January 31, 2007).

10.5+	Amended and Restated 2005 Incentive Plan (incorporated by reference to Exhibit 10.13 to Amendment No. 3 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on May 1, 2007).

10.6	Fixed Assets Loan Contract between Synthesis Energy Systems (Zao Zhuang) New Gas Company Ltd. and Industrial and Commercial Bank of China dated March 27, 2007 — English translation from original Chinese document (incorporated by reference to Exhibit 10.16 to Amendment No. 2 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on March 30, 2007).

10.7	Second Amendment to Cooperative Joint Venture Contract of SES (Zao Zhuang) New Gas Company Ltd., between Shandong Hai Hua Coal & Chemical Company Ltd. and Synthesis Energy Systems Investments, Inc., dated February 12, 2007 — English translation from original Chinese document (incorporated by reference to Exhibit 10.6 to Amendment No. 3 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on May 1, 2007).

10.8	Co-Operative Joint Venture Contract of SES — GCL (Inner Mongolia) Coal Chemical Co., Ltd. between Inner Mongolia Golden Concord (Xilinhot) Energy Investment Co., Ltd. and Synthesis Energy Systems Investments, Inc. dated May 25, 2007 — English translation from original Chinese document (incorporated by reference to Exhibit 10.21 to Amendment No. 5 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on June 6, 2007).

10.9	Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2007).

10.10	Lease Agreement between Synthesis Energy Systems, Inc. and AVPF Riverway Ltd. dated January 14, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 31, 2008).

10.11+	First Amendment to the Amended and Restated 2005 Incentive Plan (incorporated by reference to Annex B to the Company’s Proxy Statement on Schedule 14A filed on November 15, 2007).

10.12	Form of Non-statutory Stock Option Agreement (incorporated by reference herein to Exhibit 10.8 to the Company’s Current Report on Form 8-K dated April 2, 2009).

10.13	Form of Equity Joint Venture Contract between Yima Coal Industry (Group) Co., Ltd. and Synthesis Energy Investment Holdings, Inc. dated August 27, 2009 — English translation from original Chinese document. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 2, 2009).

10.14**	Amended and Restated License Agreement by and between the Company and the Gas Technology Institute dated November 5, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 12, 2009).

10.15+	Letter Agreement between the Company and Lorenzo Lamadrid dated August 15, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 17, 2010).

10.16+	Amended and Restated Employment Agreement between the Company and Robert W. Rigdon dated April 8, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 12, 2011).

10.17	Share Purchase Agreement dated June 18, 2012 among Synthesis Energy Systems, Inc. and Hongye International Investment Group Co., Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 19, 2012).

10.18	Share Purchase Agreement dated June 18, 2012 among Synthesis Energy Systems, Inc. and Shanghai Zhongmo Investment Management Co., Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 19, 2012).

10.19+

Employment Letter between the Company and Kevin Kelly dated effective October 10, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 16, 2012).

10.20	Second Amendment to the Amended and Restated 2005 Incentive Plan (incorporated by reference to Annex A to the Company’s Proxy Statement on Schedule 14A filed on October 26, 2012).

10.21	Consulting Services Agreement between the Company and Crystal Vision Energy Limited dated effective January 1, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 27, 2012).

10.22+	Letter Agreement between Robert Rigdon and the Company dated February 27, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 4, 2013).

10.23	Notice of Termination dated June 10, 2013 of Share Purchase Agreement dated March 31, 2011, as amended, among Synthesis Energy Systems, Inc., China Energy Industry Holdings Group Co, Ltd. and Zhongjixuan Investment Management Company Ltd. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 10, 2013).

10.24+	Employment Letter between the Company and Donald P. Bunnell dated July 16, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 17, 2013).

10.25**	Cooperation Agreement among SES (Zao Zhuang) New Gas Co., Ltd., Shandong Weijiao Group Xuecheng Energy Co., Ltd. and Shandong Xuejiao Chemical Co., Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 26, 2013).

10.26	Amendment to Consulting Services Agreement between the Company and Crystal Vision Energy Limited dated July 29, 2013 (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2013).

10.27+	Employment Letter between the Company and Charles Costenbader dated effective September 3, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 4, 2013).

10.28	Loan Agreement between Synthesis Energy Systems (Zao Zhuang) New Gas Co., Ltd and Zao Zhuang Bank dated September 10, 2013 — English translation from original Chinese document (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2013).

10.29	Management Consulting Agreement between the Company and Market Development Consulting Group, Inc. dated November 1, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 5, 2013).

10.30	Joint Venture Contract between Zhangjiagang Chemical Machinery Co., Ltd. and SES Asia Technologies, Ltd., dated February 14, 2014 – English translation from Chinese document (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 14, 2014). **

10.31	Technology Usage and Contribution Agreement among SES-ZCM Clean Energy Technologies Limited, Zhangjiagang Chemical Machinery Co., Ltd. and SES Asia Technologies, Ltd., dated February 14, 2014 – English translation from Chinese document (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 14, 2014). **

10.32	Form of Securities Purchase Agreement among the Company and the purchasers identified therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 25, 2014).

10.33+	Employment Letter between the Company and Roger Ondreko dated April 29, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 5, 2014).

10.34+	Letter Agreement between the Company and Robert Rigdon dated August 22, 2014 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on form 8-K filed on August 25, 2014).

21.1*	Subsidiaries of the Company.

23.1*	Consent of UHY LLP

31.1*	Certification of Chief Executive Officer of Synthesis Energy Systems, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer of Synthesis Energy Systems, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer of Synthesis Energy Systems, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2*	Certification of Chief Financial Officer of Synthesis Energy Systems, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document.***

101.SCH	XBRL Taxonomy Extension Schema Document.***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.***

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.***

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.***

______________

*	Filed herewith.
**	Portions of this exhibit have been omitted pursuant to a request for confidential treatment accepted by the Securities and Exchange Commission and this exhibit has been filed separately with the Securities and Exchange Commission in connection with such request.
***	In accordance with Rule 406T of Regulation S-T, the XBRL information in Exhibit 101 to this annual report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNTHESIS ENERGY SYSTEMS, INC.

Date: September 12, 2014	By:	/s/ Robert Rigdon
Robert Rigdon, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity In Which Signed	Date

/s/ Robert Rigdon
Robert Rigdon	President and Chief Executive Officer and Director
	(Principal Executive Officer)	September 12, 2014

/s/Roger Ondreko	Chief Financial Officer, Controller and Secretary
Roger Ondreko	(Principal Financial and Accounting Officer)	September 12, 2014

/s/ Lorenzo Lamadrid
Lorenzo Lamadrid	Director	September 12, 2014

/s/ Denis Slavich
Denis Slavich	Director	September 12, 2014

/s/ Harry Rubin
Harry Rubin	Director	September 12, 2014

/s/ Xu, Ziwang
Xu, Ziwang	Director	September 12, 2014

Gao, Feng	Director	September 12, 2014

/s/ Yang, Guang
Yang, Guang	Director	September 12, 2014

Charles M. Brown	Director	September 12, 2014

