Form 10-K/A
period 2014-06-30
SYNTHESIS ENERGY SYSTEMS INC
filed 2014-10-28
CIK 1375063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K/A
(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ________________

Commission File Number 01-33522

SYNTHESIS ENERGY SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-2110031
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Three Riverway, Suite 300, Houston, Texas	77056
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (713) 579-0600

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $.01 par value	NASDAQ Stock Market
(Title of Class)	(Name of Exchange on Which Registered)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐     No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ☐     No  ☒

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐     No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the most recently completed first fiscal quarter, September 30, 2014, was approximately $72.0 million.

As of October 24, 2014, there were 73,224,330 shares of the registrant’s common stock outstanding, par value $.01 per share.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended June 30, 2014, originally filed with the Securities and Exchange Commission on September 12, 2014 (the “Original Filing”). We are filing this Amendment to include the information required by Part III, Items 10, 11, 12, 13 and 14, which were not included in the Original Filing in reliance on Instruction G(3) to Form 10-K. We have also deleted the reference to an amendment to the Original Filing on the cover page under “Documents Incorporated By Reference.” In accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, Item 15 of Part IV of the Original Filing is hereby amended and restated in its entirety.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors, Executive Officers and Significant Employees

The following table sets forth information concerning our directors, executive officers and significant employees as of June 30, 2014:

Name	Age	Position
Lorenzo Lamadrid (1), (2)	63	Chairman of the Board
Robert Rigdon	56	President, Chief Executive Officer and Director
Denis Slavich (1), (2), (3)	74	Director
Harry Rubin (1), (2), (3)	61	Director
Xu, Ziwang (3)	58	Director
Gao, Feng	45	Vice Chairman of the Board
Yang, Guang	49	Director
Brown, Charles (4)	55	Director
Charles Costenbader	54	Chief Operating Officer
Roger Ondreko	50	Chief Financial Officer
Francis Lau	68	Senior Vice President and Chief Technology Officer
Dr. John Winter	60	Senior Vice President, Engineering and Project Operations

(1)	Member of the Compensation Committee.
(2)	Member of the Nominating and Corporate Governance Committee.
(3)	Member of the Audit Committee.
(4)	Appointed to the Board in July 2014.

Lorenzo Lamadrid. Mr. Lamadrid has been the Chairman of the Board since April 2005. Since 2001, Mr. Lamadrid has been the Managing Director of Globe Development Group, LLC, a firm that specializes in the development of large scale energy, power generation, transportation and infrastructure projects in China and provides business advisory services and investments with a particular focus on China. Mr. Lamadrid was also a director of Flow International Corporation from January 2006 until its sale earlier this year. Mr. Lamadrid has been a member of the International Advisory Board of Sirocco Aerospace, an international aircraft manufacturer and marketer, since mid-2001. He previously served as President and Chief Executive Officer of Arthur D. Little, a management and consulting company, from 1999 to 2001, as President of Western Resources International, Inc. from 1996 through 1999 and as Managing Director of The Wing Group from 1993 through 1999. The Wing Group was a leading international electric power project-development company that was sold to Western Resources in 1999. Prior to that, he was with General Electric from 1984 to 1993 serving as corporate officer, Vice President and General Manager at GE Aerospace for Marketing and International Operations, and as General Manager of Strategic Planning and Business Development of GE’s International Sector. Prior to joining GE, Mr. Lamadrid was a senior Manager at the Boston Consulting Group where he worked from 1975 to 1984. Mr. Lamadrid’s experience in business development and management is a key attribute for us, and his background in overseas markets has provided him with valuable insights into our international focus.

Education: Mr. Lamadrid holds a dual bachelor’s degree in Chemical Engineering and Administrative Sciences from Yale University, an M.S. in Chemical Engineering from the Massachusetts Institute of Technology and an M.B.A. in Marketing and International Business from the Harvard Business School.

Directorships in the past five years: Flow International (2006 to 2014).

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

Denis Slavich. Mr. Slavich has served as a director since November 2005. Mr. Slavich has over 35 years of experience in large scale power generation development. He is currently the Group Strategic Director-Finance of Astrata Group Pte Ltd, a privately held global telematics company headquartered in Singapore, and an international consultant, as well as an advisor and board member for a number of additional firms. He served as a director of China Advanced Construction Materials Group, Inc., a company traded on the NASDAQ, from September 2009 until May 2011. From 1998 to 2000, Mr. Slavich was the CFO and director of KMR Power Corporation and was responsible for the development of this international IPP company that developed projects in Columbia as well as other areas. From 2000 until 2002, he served as Vice President and CFO of BigMachines Inc., a software company. Mr. Slavich also served as acting President for Kellogg Development Corporation, a division of M.W. Kellogg, during 1997. From 1991 to 1995, Mr. Slavich was also a Vice President of Marketing for Fluor Daniel. From 1971 to 1991, Mr. Slavich served in various executive positions at Bechtel Group including Sr. VP, CFO, and director and Sr. VP and division manager of the International Power Division. In addition to his experience in power generation development, Mr. Slavich is experienced in finance and accounting matters and has extensive experience with financial statements.

Education: Mr. Slavich received his Ph.D. from Massachusetts Institute of Technology, his M.B.A. from the University of Pittsburgh and his B.S. in Electrical Engineering from the University of California at Berkeley.

Directorships in the past five years: China Advanced Construction Materials Group, Inc. (2009 to 2011), Leading Edge Technologies (2001 to 2014), and Astrata Group (2011 to present).

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

Education: He is a graduate of Stanford University and Harvard Business School.

Directorships in the past five years: 784 Park Avenue Realty, Inc. (1998 to present), Henmead Enterprises, Inc. (1991 to present), Image-Metrics Plc (December 2005 to April 2010).

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

Brown, Charles. Mr. Brown has served as a director since July 2014. Mr. Brown served as President and Chief Executive Officer of Flow International, Inc., and as a member of its board of directors, from July 2007 through January 2014, when Flow International was merged with and into Waterjet Holdings, Inc. Previously, Mr. Brown was the President and Chief Operating Officer of the Pump, Pool and Spa Divisions at Pentair, Inc. from April 2005 through October 2006. From August 2003 to February 2005, Mr. Brown was the President and Chief Operating Officer of the Pentair Tools Group (which was acquired by Black & Decker Corporation in 2004). Prior to that, Mr. Brown was the President/General Manager of Aqua Glass Corporation, a Masco Corporation company, from 1996 to August 2003. Mr. Brown has broad business experience which we believe will be an important addition to the Board.

Education: He holds a B.A. from Cornell University in Economics and Government and an M.B.A. from J.L. Kellogg Graduate School of Management at Northwestern University.

Directorships in the past five years: Flow International (2007-2014), Waterjet Holdings, Inc. (January 2014 to present).

Charles Costenbader. Mr. Costenbader joined us as our Chief Financial Officer in September 2013 and became our Chief Operating Officer as of August 2014. Mr. Costenbader has 25 years of experience in energy-related finance. In his most recent position with Tangent Energy Solutions, Inc., he was responsible for project financing activities regarding power generation projects and hedging structures for environmental credits and power. Previously, Mr. Costenbader was with Macquarie Bank Limited in the power and natural gas commodities division in Houston from 2007 to 2011 and 2004 to 2006. He sourced and structured energy asset opportunities for investment and commodity risk management services. Additionally, Mr. Costenbader has previous chief financial officer experience with Galveston Bay Biodiesel, L.P. From 1989 to 1998, he served as vice-president in the Structured Finance Group of GE Capital where he was responsible for underwriting and managing investments in the energy, natural gas storage, methanol refinery, and pulverized coal sectors. Mr. Costenbader graduated from Lafayette College in Easton, Pennsylvania with a BS degree in mechanical engineering, received an MBA in finance and operations management from Columbia University and has a professional engineer license. He serves on the board of directors of Coalview Ltd.

Roger Ondreko. Mr. Ondreko joined us as our Chief Accounting Officer, Controller and Secretary in May 2014 and became our Chief Financial Officer as of August 2014. He is a finance and accounting executive with more than 25 years’ experience in the energy sector. Prior to joining us, he most recently served as Senior Vice President, Head of Midstream Structured Finance, of Macquarie Energy since 2009. During his tenure at Macquarie Energy, Mr. Ondreko was responsible for significant fundraising and structured financial transactions. Previously, he was Vice President, energy finance and accounting, at Constellation Energy Group, and Senior Vice President, accounting and finance, of El Paso Corporation, where he supervised the Transaction Structuring Group. A registered Texas CPA, Mr. Ondreko holds a B.S. in Business Administration & Accounting from Ohio State University.

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

To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended June 30, 2014, our officers, directors and greater than 10% beneficial owners timely filed all required Section 16(a) reports.

Material Changes in Director Nominations Process

There have not been any material changes to the procedures by which shareholders may recommend nominees to our Board.

Audit Committee

During the year ended June 30, 2014, the members of the Audit Committee were Xu Ziwang, Denis Slavich and Harry Rubin, with Denis Slavich serving as Chairman. The Board has determined that Denis Slavich is an audit committee financial expert under Item 407(d) of Regulation S-K of the SEC. All of the members of the Audit Committee were and are independent within the meaning of Rule 5605 of the NASDAQ Listing Rules. The Audit Committee operates under a written charter adopted by the Board which is available under “Corporate Governance” at the “Investors” section of our website at www.synthesisenergy.com. The Audit Committee met seven times during the year ended June 30, 2014.

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

Corporate Governance

The charters for our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee and our Code of Business and Ethical Conduct are available under “Corporate Governance” at the “Investors” section of our website at www.synthesisenergy.com. Copies of these documents are also available in print form at no charge by sending a request to Roger Ondreko, our Chief Financial Officer, Synthesis Energy Systems, Inc., Three Riverway, Suite 300, Houston, Texas 77056, telephone (713) 579-0600.

Item 11. Executive Compensation.

Summary Compensation Table

The following table provides information concerning compensation paid or accrued during the fiscal years ended June 30, 2014, 2013 and 2012 to our principal executive officer and our principal financial officer, to whom we sometimes refer together as our “named executive officers.”

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards (1)	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Robert Rigdon	2014	$240,000	$60,000	$—	$—	$—	$—	$300,000
President and CEO	2013	$270,000	$60,000	$—	$210,000	$—	$—	$540,000
	2012	$300,000	$120,000	$—	$—	$—	$—	$420,000

Kevin Kelly
Chief Accounting	2014	$184,737	$—	$—	$—	$—	$—	$184,737
Officer, Controller	2013	$230,000	$—	$—	$45,440	$—	$—	$275,440
and Secretary (2)	2012	$230,000	$—	$—	$—	$—	$—	$230,000

Charles Costenbader	2014	$166,667	$40,000	$—	$203,104	$—	$—	$409,771
Chief Operating	2013	$—	$—	$—	$—	$—	$—	$—
Officer (3)	2012	$—	$—	$—	$—	$—	$—	$—

Roger Ondreko
Chief Accounting	2014	$26,042	$—	$—	$206,416	$—	$—	$232,458
Officer, Controller	2013	$—	$—	$—	$—	$—	$—	$—
and Secretary (4)	2012	$—	$—	$—	$—	$—	$—	$—

(1)	The amounts in the “Option Awards” column reflect the aggregate grant date fair value of awards pursuant to our Amended and Restated 2005 Incentive Plan, as amended, or the Plan, for the fiscal years ended June 30, 2012, 2013 and 2014, in accordance with ASC 718. Assumptions used in the calculation of these amounts are included in “Note 11—Stock-Based Compensation” to our audited financial statements for the fiscal year ended June 30, 2014 included in our Annual Report on Form 10-K for the year ended June 30, 2014. However, as required, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.
(2)	Mr. Kelly resigned as our Chief Accounting Officer, Controller and Secretary effective April 18, 2014.
(3)	Effective September 3, 2013, Charles Costenbader was hired as our Chief Financial Officer and became our principal financial officer. Mr. Costenbader became our Chief Operating Officer effective August 22, 2014.

(4)	Effective May 26, 2014, Roger Ondreko was hired as our Chief Accounting Officer, Controller and Secretary and became our principal accounting officer. Mr. Ondreko became our Chief Financial Officer effective August 22, 2014, and remains our principal accounting officer.

Compensation Summary

Compensation Philosophy and Objectives

Our philosophy in establishing executive compensation policies and practices is to align each element of compensation with our short-term and long-term strategic objectives, while providing competitive compensation that enables us to attract and retain top-quality executive talent.

The primary objectives of our compensation policies and practices for our named executive officers for the fiscal years ended June 30, 2014 and June 30, 2015 are to:

•	Attract, retain, motivate and reward highly qualified and competent executives who have extensive industry experience through a mix of base salary, cash incentives and long-term equity incentives that recognize individual and company performance; and
•	Provide incentives to increase and maximize stockholder value by emphasizing equity-based compensation to more closely align the interests of executives with those of our stockholders.

We have adopted this philosophy because we believe that it is critical to our continued success and the achievement of our short-term and long-term goals and objectives as a company for our stockholders.

Administration

Our executive compensation program is administered by the Compensation Committee in accordance with its charter and other corporate governance requirements of the SEC and The NASDAQ Stock Market.

The Compensation Committee has in the past engaged, and may in the future engage, compensation consultants familiar with our industry to advise the Compensation Committee regarding certain compensation issues. The assignments of the consultants are determined by the Compensation Committee, although management may have input into these assignments.

The Compensation Committee determines the total compensation (including the nature and amount of each element of the compensation) of Mr. Rigdon, as our President and Chief Executive Officer. Mr. Rigdon plays a key role in determining executive compensation for the other officers. Mr. Rigdon attends the meetings of the Compensation Committee regarding executive compensation and discusses his recommendations with the Compensation Committee, including his evaluation of the performance of the other named executive officers in arriving at his recommendations, which are based on his direct evaluation of such executives, after receiving input from the peers of such executives and others, if necessary. These recommendations are considered by the Compensation Committee, along with other relevant data, in determining the total compensation program for such executives.

Compensation Program

Based on and consistent with the philosophy and objectives stated above, our current executive compensation program and its historical programs and practices consist of the following elements:

•	Base salary;
•	Cash incentive awards;
•	Long-term equity incentive awards;
•	Post-employment benefits; and
•	Benefits and perquisites.

We have chosen these elements to remain competitive in attracting and retaining executive talent and to provide strong incentives for consistent high performance with current and potential financial rewards. The compensation packages of the named executive officers are intended to be evenly balanced among the various elements. The goal of this policy was and continues to be to attract and retain the executives to ensure our long term success. We also provide employee benefits such as health, dental and life insurance at no cost to the named executive officers pursuant to plans that are generally available to our employees. We think our mix of compensation instills in our executives the importance of achieving our short-term and long-term business goals and objectives and thereby increasing stockholder value.

Consistent with our total executive compensation philosophy set forth above, in setting executive compensation the Compensation Committee considers the total compensation payable to a named executive officer and each form of compensation. The Compensation Committee seeks to achieve a balance between immediate cash rewards for the achievement of company-wide objectives and individual objectives, and long-term incentives that vest over time and that are designed to align the interests of our named executive officers with those of our stockholders.

Additional details regarding each element of our executive compensation program are as follows:

Base Salaries. The base salary range for the named executive officers was established by the Compensation Committee. Base salary is viewed as a less significant element of compensation than long-term equity, so the levels are less than those of peer companies. The Compensation Committee approves all increases in base salary for our named executive officers in advance. The Compensation Committee reviews salaries of executive officers at periodic intervals and awards increases, if appropriate. In assessing the amount and timing of salary adjustments, if any, the Compensation Committee considers changes in functions and responsibilities, if any, competitive salaries and peer comparisons, and relative employment positions. The Compensation Committee may also consider elements of individual performance in future salary adjustments, but to this point, has not done so. Base salaries for all named executive officers for the fiscal years ended June 30, 2012, 2013 and 2014, as applicable, are shown in the “Salary” column of the Summary Compensation Table below.

Cash Incentive Compensation. The named executive officers are each eligible for consideration for cash incentive compensation awards under the terms of their employment agreements as described under “—Employment Agreements” below, within the discretion of the Compensation Committee, which is common among the peer group noted above. The awards are intended to link cash incentive compensation to achievement of our short-term business objectives and stockholders’ interests as a whole and would be based on objective performance measures, thresholds and goals. In an effort to conserve our cash resources, during fiscal 2013 and fiscal 2014, no thresholds or goals were established and no performance-based incentive bonuses were paid to the named executive officers, other than a $40,000 bonus paid to Charles Costenbader in August 2014 for services performed during the year ended June 30, 2014.

Long-Term Equity Incentive Compensation. The Compensation Committee provides stock or equity incentives and rewards to executive officers in order to link the executive’s long term interests to those of our stockholders and to encourage stock ownership by executives as a means of aligning the executives’ long term interests with those of our stockholders. The analysis of awards by the Compensation Committee is based upon an overall review of the performance of us and our management and the Compensation Committee’s assessment of the appropriate level of long-term equity incentive compensation. The Compensation Committee does not follow a specific process or necessarily consider objective or the same factors when making its overall review of our performance.

The Plan is maintained with the objectives of (i) attracting and retaining selected key employees, consultants and outside directors; (ii) encouraging their commitment; (iii) motivating superior performance; (iv) facilitating attainment of ownership interests in us; (v) aligning personal interests with those of our stockholders; and (vi) enabling grantees to share in our long-term growth and success.

The Compensation Committee exercises its discretion in determining the mix between and among awards of incentive stock options, non-qualified stock options and restricted stock. To date, the only incentive awards granted to the named executive officers by the Compensation Committee have been stock options. The exercise price of stock options is based on the fair market value of a share of our common stock on the date of grant, which, under the Plan, is the closing sales price on that date of a share of our common stock as reported on The NASDAQ Stock Market.

Currently, with limited exceptions, stock options granted under the Plan vest ratably on the first, second, third and fourth anniversaries of the grant date so that the options are fully vested after four years. We have also granted options on occasion which were fully vested when granted and granted options which vest in four quarterly installments over twelve months or vest in twelve monthly installments over a year. Stock option grants are available for exercise for ten years from the date of grant. Since stock options are priced at fair market value on the date of grant, the options will only have value to the grantee if the market price of our common stock increases after the grant of the option.

Post-Employment Benefits. We have entered into employment agreements with our executive officers which provide for the payment of severance and other post-termination benefits depending on the nature of the termination, including, in some cases, severance payments in the event of a termination following a “change in control.” The Compensation Committee believes that the terms and conditions of these agreements are reasonable and assist us in retaining the executive talent needed to achieve our objectives. In particular, the agreements, in the event of a “change in control,” help executives focus their attention on the performance of their duties in the best interests of the stockholders without being concerned about the consequences to them of a change in control and help promote continuity of senior management. Information regarding the specific payments that are applicable to each termination event, as well as the effect on unvested equity awards, is provided under the heading “—Potential Payments Upon Termination or Change of Control” below.

Benefits and Executive Perquisites. As our executives and employees, the named executive officers are eligible to participate in the health, dental, short-term disability and long-term disability insurance plans and programs provided to all company employees. Named executive officers are also eligible to participate in our 401(k) plan, which is generally available to all of our employees.

Employment Agreements

On April 8, 2011, we entered into an Amended and Restated Employment Agreement with Mr. Rigdon, which replaced his employment agreement dated March 14, 2008, as amended on March 31, 2009. The employment agreement has a term of three years, with automatic renewal for successive one year periods unless either we or Mr. Rigdon elects not to renew. He is entitled to receive an annual base salary of up to $300,000 and a bonus of $120,000 payable in two equal installments within 10 days of January 1 and July 1 of a given year. He may also receive an outperformance bonus annually as may be awarded in the sole discretion of the Compensation Committee. Mr. Rigdon’s salary is subject to increase in the discretion of the Board. In connection with the execution of the employment agreement, Mr. Rigdon also received a grant of options to acquire 400,000 shares of our common stock vesting in four equal annual installments with the first vesting occurring on the date of the employment agreement. The employment agreement prohibits Mr. Rigdon from competing with us during his employment and for a period of twelve months thereafter and is also prohibited from soliciting our employees for a period of twelve months after the termination of the employment agreement. Mr. Rigdon is also subject to confidentiality and non-disparagement obligations for a period of five years after cessation of his employment with us. On February 27, 2013, we and Mr. Rigdon entered into a letter agreement whereby Mr. Rigdon elected to reduce his total compensation from $420,000 to $210,000, or a reduction of $210,000, for the twelve month period from March 1, 2013 through February 28, 2014. In exchange for such election, he received a grant of a non-qualified stock option exercisable for 246,538 shares of the common stock of the Company which vest in equal monthly installments over twelve months. Effective August 22, 2014, we and Mr. Rigdon entered into a letter agreement whereby Mr. Rigdon is entitled to the following: (i) a one-time cash bonus of $100,000 if we achieve positive EBITDA as of the end of any fiscal quarter; provided, however, in no event will the amount of such bonus exceed 20% of the amount of positive EBITDA in such fiscal quarter (ii) after achievement of the aforementioned bonus and if we achieve positive EBITDA in any subsequent fiscal quarter, a one-time bonus award equal to $100,000 for each such quarter, for up to a maximum of four quarters, or an aggregate of $400,000. Each such bonus shall be granted in the form of a grant of restricted stock and up to $30,000 as a cash bonus; provided, however, in no event will the cash bonus portion exceed 50% of the positive EBITDA for such quarter and (iii) a grant of options to acquire 200,000 shares of our common stock, which option shall vest in eight quarterly installments, with the first installment vesting on the date of grant and the next installment vesting on September 30, 2014 and then vesting quarterly thereafter. The exercise price for this new option grant is $1.28 per share. The number of shares issued pursuant to this restricted stock grant shall be calculated by dividing (x) the dollar amount which represents the percentage of the bonus amount attributed to the restricted stock grant by (y) the volume weighted-average price of our common stock over the thirty business day period commencing on the last day of the fiscal quarter in question. The restricted stock grant shall be 100% vested on the date of grant. The cash portion of the bonus shall be paid in a lump sum on the date of the award of the restricted stock grant. Unvested and unpaid portions of the awards and bonuses described above are subject to forfeiture in the event of a termination by us of Mr. Rigdon for cause or a voluntary termination by Mr. Rigdon without good reason, as such terms are defined in his employment agreement. Payments under the agreement to Mr. Rigdon in connection with his termination or a change of control are described below under “–Potential Payments Upon Termination or Change of Control.”

Our agreement with Mr. Kelly became effective October 16, 2008 and had a term of two years, with automatic renewal for two additional one year periods unless either we or Mr. Kelly elects not to renew. He currently receives an annual base salary of up to $230,000 and bonuses as may be awarded from time to time based on criteria established by our chief executive officer, including a performance bonus targeted at 50% of his base salary. The employment agreement prohibited Mr. Kelly from competing with us during his employment and for a period of eighteen months thereafter if he was terminated by us, if he resigned without good reason or if either he or we elected not to renew the agreement past its initial term. Mr. Kelly was also subject to a confidentiality obligation for a period of five years after cessation of his employment with us.

Effective April 18, 2014, Mr. Kelly’s employment agreement was terminated in connection with his resignation, subject to the continued enforcement of the provisions relating to non-competition, non-solicitation and confidentiality.

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

Effective May 26, 2014, we entered into an employment letter with Roger Ondreko as our newly hired Chief Accounting Officer, Controller and Secretary. Mr. Ondreko’s employment is terminable by either us or Mr. Ondreko at any time, upon 30 days written notice. Mr. Ondreko is entitled to receive annual base compensation of $250,000. Mr. Ondreko is also eligible for an annual performance bonus as may be awarded in the sole discretion of the Compensation Committee. Mr. Ondreko’s base compensation is subject to increase in the discretion of the Board. The letter prohibits Mr. Ondreko from competing with us during his employment and for a period of twenty four months thereafter and is also prohibited from soliciting our employees for a period of twenty four months after the termination of his employment. Mr. Ondreko is also subject to confidentiality and non-disparagement obligations. Effective August 22, 2014, the Board appointed Mr. Ondreko as our Chief Financial Officer, and in connection therewith, Mr. Ondreko’s salary was increased by $50,000 to $300,000. Payments under the agreement to Mr. Ondreko in connection with his termination or a change of control are described below under “–Potential Payments Upon Termination or Change of Control.”

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

Pursuant to the terms of Mr. Ondreko’s employment, upon (a) a termination without cause (as defined in the letter), (b) a voluntary termination for good reason (as defined in the letter) or (c) a termination for any reason, other than us for cause, within 60 days of a change of control (as defined in the letter), and provided that he executes a release, Mr. Ondreko is entitled to receive (i) a severance payment of up to six months of base salary (such payments shall cease once he secures new employment), (ii) continued health benefits through the earlier of (x) twelve months after his termination or (y) until he is eligible to participate in the health insurance plan of another employer (provided such benefits are substantially similar to what Mr. Ondreko received from us) and (iii) payment of any other salary or bonus that he would have been otherwise entitled to receive under the letter as of the date of the termination. In addition, all unvested options shall automatically vest as of the termination date.

Upon a voluntary termination without good reason, termination for cause, death or disability, Messrs. Rigdon, Costenbader and Ondreko would not be entitled to receive benefits from us except that in the case of the death or disability of any of Messrs. Rigdon, Costenbader and Ondreko, all unvested options shall automatically vest as of the termination date.

The following tables further describe the potential payments upon termination or a change in control for Messrs. Rigdon, Costenbader and Ondreko:

Robert Rigdon

Chief Executive Officer and President

Executive Benefits and Payments Upon Termination (1)	Voluntary Termination ($)	Voluntary Termination for Good Reason ($)	For Cause Termination ($)	Involuntary Not for Cause Termination (2) ($)	Death or Disability ($)	After a Change in Control (3) ($)
Compensation
Severance (4)	—	300,000	—	300,000	—	300,000
Performance bonus (5)	—	120,000	—	120,000	—	—
Stock Options (Unvested and Accelerated) (6)	—	—	—	—	—	—

Benefits and Perquisites
Health and Welfare Benefits Continuation (7)	—	7,857	—	7,857	—	7,857
Tax Gross-up	—	—	—	—	—	—
Total	—	427,857	—	427,857	—	307,857

Charles Costenbader

Chief Financial Officer/
Chief Operating Officer (8)

Executive Benefits and Payments Upon Termination (1)	Voluntary Termination ($)	Voluntary Termination for Good Reason ($)	For Cause Termination ($)	Involuntary Not for Cause Termination (2) ($)	Death or Disability ($)	After a Change in Control (3) ($)
Compensation
Severance (4)	—	150,000	—	150,000	—	—
Annual Cash Incentive (5)	—	—	—	—	—	—
Stock Options (Unvested and Accelerated) (6)	—	—	—	—	—	—
Benefits and Perquisites
Health and Welfare Benefits Continuation (7)	—	—	—	22,039	—	22,039
Tax Gross-up	—	—	—	—	—	—
Total	—	150,000	—	172,039	—	22,039

Roger Ondreko

Chief Accounting Officer/

Chief Financial Officer (9)

Executive Benefits and Payments Upon Termination (1)	Voluntary Termination ($)	Voluntary Termination for Good Reason ($)	For Cause Termination ($)	Involuntary Not for Cause Termination (2) ($)	Death or Disability ($)	After a Change in Control (3) ($)
Compensation
Severance (4)	—	150,000	—	150,000	—	—
Annual Cash Incentive (5)	—	—	—	—	—	—
Stock Options (Unvested and Accelerated) (6)	—	—	—	—	—	—
Benefits and Perquisites
Health and Welfare Benefits Continuation (7)	—	—	—	10,272	—	10,272
Tax Gross-up	—	—	—	—	—	—
Total	—	150,000	—	160,272	—	10,272

(1)	For purposes of this analysis, we assumed that the effective date of termination is June 30, 2014 and that the executive’s compensation is as follows: Mr. Rigdon’s base salary is equal to $300,000 and his performance bonus is equal to 40% of base salary; and Mr. Costenbader’s base compensation is equal to $300,000; and Mr. Ondreko’s base compensation is equal to $300,000. We have also assumed no performance bonus for either Mr. Costenbader or Mr. Ondreko due to the fact that the payment of such bonus is solely within the discretion of the Compensation Committee and that there were no non-contractual performance bonuses paid during fiscal 2014 other than a $40,000 bonus paid to Mr. Costenbader in August 2015 for services performed during fiscal 2014.
(2)	Non-renewal of Mr. Rigdon’s agreement by us is considered an involuntary not for cause termination for purposes of his employment agreement.
(3)	“After a Change in Control” means a termination for any reason (other than by us for cause) within 60 days of a change in control.
(4)	Under “Voluntary Termination for Good Reason,” “Involuntary Not for Cause Termination” and “After a Change in Control,” severance under the agreements of Messrs. Costenbader and Ondreko is six months of base salary unless sooner hired by another employer, and severance under Mr. Rigdon’s agreement is one year of base salary as in effect at the time of termination unless sooner hired by another employer.
(5)	The bonus amounts included under “Voluntary Termination for Good Reason,” “Involuntary Not for Cause Termination” and “After a Change in Control” are based on the maximum bonus that each executive could receive upon termination under their employment agreement for such reasons. The amounts of performance bonuses payable under the employment agreements are in the discretion of the Board and/or the Compensation Committee.
(6)	Pursuant to the terms of their employment agreements, under “Voluntary Termination for Good Reason,” “Involuntary Not for Cause Termination” or “After a Change in Control”, the vesting of all outstanding stock options will be accelerated and all stock options shall be 100% vested on the date of termination of employment or on the effective date of the “change in control,” as applicable.
(7)	Health and Welfare Benefits Continuation is calculated as 12 months of reimbursement of COBRA premiums under “Involuntary Not for Cause Termination,” “Voluntary Termination for Good Reason” and “After a Change in Control.” Such benefits payable will cease prior to the end of 12 months if the executive is eligible to participate in the health insurance plan of another employer.
(8)	Mr. Costenbader was hired as our Chief Financial Officer effective September 3, 2013 and became our Chief Operating Officer effective August 22, 2014.
(9)	Mr. Ondreko was hired as our Chief Accounting Officer, Controller and Secretary effective May 26, 2014 and became our Chief Financial Officer effective August 22, 2014.

Outstanding Equity Awards for Year Ended June 30, 2014

The following table shows the number of shares covered by exercisable and unexercisable options held by our named executive officers on June 30, 2014. Each of the awards in the table was made under the Plan.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)		(g)	(h)	(i)	(j)

Robert Rigdon (1)	43,750	—	—	0.43	02/10/19		—	—	—	—
	43,750	—	—	0.66	03/31/19		—	—	—	—
	37,500	—	—	0.43	02/10/19		—	—	—	—
	100,000	—	—	0.66	03/31/19		—	—	—	—
	200,000	—	—	3.25	04/08/21		—	—	—	—
	246,538	—	—	1.10	02/27/23		—	—	—	—

Kevin Kelly (2)	75,000	—	—	0.66	07/18/15		—	—	—	—
	25,000	—	—	1.40	07/18/15		—	—	—	—

Charles Costenbader	143,678	28,736	—	0.75	09/03/23	(3)	—	—	—	—
	50,000	150,000	—	0.75	09/03/23	(4)	—	—	—	—

Roger Ondreko	50,000	—	—	1.55	05/29/24	(5)	—	—	—	—
	—	150,000	—	1.55	05/29/24	(6)	—	—	—	—

(1)	In August 2014, Mr. Rigdon also received an option exercisable for 200,000 shares of common stock at an exercise price of $1.28. The option vests in eight equal installments, with the first installment vesting on the date of grant and the next installment vesting on September 30, 2014 and then vesting quarterly thereafter.
(2)	Mr. Kelly resigned as our Chief Accounting Officer, Controller and Secretary effective April 18, 2014.
(3)	This options vested as to 1/12 on September 30, 2013 and as to 1/12 on the last day of each of the next 11 months.
(4)	This option vested as to 25% on the date of grant and as to 25% on each of September 3, 2014, 2015 and 2016.
(5)	This option was 100% vested on the date of grant.
(6)	This option vests in three equal installments on each of May 29, 2015, 2016 and 2017.

Director Compensation

Mr. Rubin, Mr. Slavich and Mr. Xu receive a quarterly cash payment of $1,500 as reimbursement for expenses incurred in connection with their service as independent directors serving on Committees of the Board. In February 2014, the Board approved compensation for calendar year 2014 for our directors. Non-executive directors who served as chair of a Board committee received an annual grant of stock options with an aggregate value of $110,000 and all other non-executive directors received an annual grant of stock options with an aggregate value of $100,000, in each case based on a fair market valuation and the exercise price in the grant, while non-independent, executive directors received no compensation for their service on the Board. The options vest as to 25% of the shares on each of March 31, June 30, September 30 and December 31 of 2014. The exercise price was determined based on the closing price on the date of the grant.

Mr. Lamadrid has a consulting agreement with us as described below. Mr. Bunnell served as a director through the annual meeting of stockholders for the year ended June 30, 2013, which was held on May 29, 2014. He also served as our Chief Commercial Officer until his voluntary resignation in June 2014.

The following table summarizes the annual compensation for our non-employee directors during the year ended June 30, 2014.

Name (a)	Fees Earned or Paid in Cash (b)	Stock Awards (1) (2) (c)	Option Awards (1) (3) (d)	Non-Equity Incentive Plan Compensation (e)	Nonqualified Deferred Compensation Earnings (f)	All Other Compensation (g)		Total (h)

Lorenzo Lamadrid	$—	—	$110,000	—	—	$60,000	(4)	$170,000
Donald Bunnell (5)	$—	—	—	—	—	$116,250	(4)	$116,250
Denis Slavich	$6,000	—	$110,000	—	—			$116,000
Harry Rubin	$6,000	—	$110,000	—	—			$116,000
Xu, Ziwang	$6,000	—	$100,000	—	—			$106,000
Gao, Feng	$—	—	$100,000	—	—	—		$100,000
Yang, Guang	$—	—	$100,000	—	—	—		$100,000

(1)	The amounts in the “Stock Awards” and “Option Awards” column reflect the aggregate grant date fair value for the fiscal year ended June 30, 2014, in accordance with ASC 718. Assumptions used in the calculation of these amounts are included in “Note 11—Stock-Based Compensation” to our audited financial statements for the fiscal year ended June 30, 2014 included in our Annual Report on Form 10-K for the year then ended. However, as required, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.
(2)	As of June 30, 2014, Messrs. Lamadrid, Slavich, Rubin, and Xu each had outstanding restricted stock awards for 36,667 shares of common stock.
(3)	As of June 30, 2014, Messrs. Lamadrid, Slavich, Rubin, Xu, Gao and Yang had outstanding options exercisable for a total of 615,176, 715,176, 690,176, 393,518, 155,278 and 155,278 shares of common stock, respectively.
(4)	Represents compensation paid to Messrs. Lamadrid and Bunnell pursuant to their consulting agreement and service agreement as described below.
(5)	Mr. Bunnell did not stand for re-election at the Annual Meeting of Stockholders for the year ended June 30, 2013 and as a result, his service on the Board ceased on May 29, 2014.

Charles Brown was appointed to the Board in July 2014 and as a result, received no compensation for his service on the Board during the year ended June 30, 2014. In August 2014, he received an option to acquire 76,025 shares of common stock, which award vests in four quarterly installments beginning on September 30, 2014.

Mr. Lamadrid has a consulting agreement with us for his service as Chairman of our Board. The agreement was initially for a four-year term effective August 1, 2006 and was extended for an additional three years in August 2010. In April 2014, the agreement was extended through December 2014 and then to be automatically renewed for successive one year terms on each anniversary unless written notice of non-renewal is delivered by us at least 30 days before the end of the term. Mr. Lamadrid receives an annual consulting fee of $60,000 and reimbursement for reasonable expenses incurred in the performance of his services. The Compensation Committee also evaluates Mr. Lamadrid’s consulting fee on an annual basis and determines if any changes are warranted.

On July 16, 2013, we entered into an employment letter with Mr. Bunnell to serve as Chief Commercial Officer, and he will focus on developing and closing new and existing commercialization partnership opportunities to address key business verticals through technology licensing, equipment sales and engineering services. Mr. Bunnell’s employment is terminable by either us or Mr. Bunnell at any time, with or without notice. Mr. Bunnell was entitled to receive an annual base salary of up to $180,000 and performance bonuses as may be awarded in the sole discretion of the Compensation Committee. Mr. Bunnell’s salary was subject to increase in the discretion of the Board. The letter prohibits Mr. Bunnell from competing with us during his employment and for a period of twelve months thereafter and he is also prohibited from soliciting our employees for a period of twelve months after the termination of his employment. Mr. Bunnell is also subject to confidentiality and non-disparagement obligations. Mr. Bunnell’s agreement was terminated in June 2014 in connection with his voluntary resignation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the beneficial ownership of our common stock as of September 30, 2014, by:

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

Name and Address of Beneficial Owner	Numbers of Shares of Common Stock Beneficially Owned	% of Common Stock Outstanding (1)
Hongye International Investment Group Co., Ltd. (2)
Haibowan District Wuhai City Inner Mongolia Autonomous Region Area People’s Republic of China	6,175,093	8.4%
Shanghai Zhongmo Investment Management Co., Ltd. (3)
Unit 11, Room 2402 1188 Tangshan Road Shanghai 200082 People’s Republic of China	4,177,335	5.7%
Columbia Wanger Asset Management, L.P. (4)	3,745,300	5.1%
227 West Monroe Street, Suite 3000 Chicago, IL 60606
Lorenzo Lamadrid (5)	3,854,376	5.2%
Harry Rubin (6)	827,676	1.1%
Denis Slavich (7)	802,676	1.1%
Xu, Ziwang (8)	449,124	*
Gao, Feng (2), (12)	6,349,310	8.7%
Yang, Guang (12)	174,217	*
Robert Rigdon (9)	761,538	1.0%
Kevin Kelly (10)	102,500	*
Charles Costenbader (11)	272,414	*
Charles Brown (13)	19,006	*
Roger Ondreko (14)	50,000	*
Executive Officers and Directors as a group (10 persons)	13,662,837	17.7%

*	Less than 1%

(1)	Based on 73,224,330 shares outstanding as of September 30, 2014.
(2)	Mr. Gao is the Chairman and President of Hongye and has sole voting and disposition control over these shares.
(3)	Mr. Zhao, Bing has sole voting and disposition control over these shares.
(4)	Based on information included in a Schedule 13G/A filed on February 6, 2014.
(5)	Includes 636,009 shares of common stock issuable upon the exercise of options which are currently exercisable or exercisable within 60 days.
(6)	Includes 711,009 shares of common stock issuable upon the exercise of options which are currently exercisable or exercisable within 60 days.
(7)	Includes 736,009 shares of common stock issuable upon the exercise of options which are currently exercisable or exercisable within 60 days.
(8)	Includes 412,457 shares of common stock issuable upon the exercise of options which are currently exercisable or exercisable within 60 days.
(9)	Includes 721,538 shares of common stock issuable upon the exercise of options which are currently exercisable or exercisable within 60 days.
(10)	Includes 100,000 shares of common stock issuable upon the exercise of options which are currently exercisable or exercisable within 60 days. Mr. Kelly resigned as our Chief Accounting Officer, Controller and Secretary effective April 18, 2014.
(11)	Includes 272,414 shares of common stock issuable upon the exercise of options which are currently exercisable or exercisable within 60 days. Mr. Costenbader was hired as our Chief Financial Officer effective September 3, 2013 and became our Chief Operating Officer effective August 22, 2014.
(12)	Includes 174,217 shares of common stock issuable upon the exercise of options which are currently exercisable or exercisable within 60 days.
(13)	Includes 19,006 shares of common stock issuable upon the exercise of options which are currently exercisable or exercisable within 60 days. Mr. Brown was appointed to the Board in July 2014.

(14)	Includes 50,000 shares of common stock issuable upon the exercise of options which are currently exercisable or exercisable within 60 days. Mr. Ondreko was hired as our Chief Accounting Officer in May 2014 and became our Chief Financial Officer effective August 22, 2014.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth information regarding our existing equity compensation plans as of June 30, 2014.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	7,702,550	(2)	$1.07	2,021,708	(2)
Equity compensation plans not approved by security holders	6,616,667	(3)	$1.88	—
Total as of June 30, 2014	14,319,217		$1.44	2,021,708

(1)	Consists of the Plan.
(2)	Of the total 12,000,000 shares under the Plan, options to acquire 7,702,550 shares of common stock were outstanding at June 30, 2014 and 152,468 shares of restricted stock had been granted under the Plan.
(3)	As of June 30, 2014, warrants to acquire up to 1,950,000 shares of our common stock were outstanding to consulting firms (Crystal Vision Energy Limited and Market Development Consulting Group, Inc.).

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Party Transactions

Lorenzo Lamadrid, the Chairman of the Board, has a consulting agreement with us, as disclosed under “Executive and Director Compensation—Director Compensation.”

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

Each of the directors on the Audit, Nominating and Corporate Governance Committees, respectively, is independent within the meaning of Rule 5605 of the NASDAQ Listing Rules

Director Independence

The Board has determined that the following members are independent within the meaning of Rule 5605 of the NASDAQ Listing Rules: Lorenzo Lamadrid, Denis Slavich, Harry Rubin, Xu Ziwang, Gao Feng, Yang Guang and Charles Brown.

Item 14. Principal Accounting Fees and Services.

Independent Registered Public Accountant Fees

In the years ended June 30, 2014 and June 30, 2013, UHY LLP and our prior audit firms, PwC and KPMG LLP, provided services in the following categories and amounts:

	June 30, 2014		June 30, 2013
Audit Fees	$305,557		$435,786
Audit-Related Fees	45,777	(1)	109,116	(2)
Tax Fees	—		—
All Other Fees	—		—
Total	$351,334	(3)	$544,902	(4)

(1)	The Audit Committee pre-approved 100% of the services rendered in connection with the Audit-Related Fees for the fiscal year ended June 30, 2014.
(2)	The Audit Committee pre-approved 100% of the services rendered in connection with the Audit-Related Fees for the fiscal year ended June 30, 2013.
(3)	Includes $40,000 of audit fees for services rendered by PwC, and $5,777 of audit-related fees rendered by KPMG LLP for the year ended June 30, 2014.
(4)	Includes $55,750 and $63,500 of audit fees and audit-related fees, respectively, for services rendered by PwC, and $35,816 of audit-related fees rendered by KPMG LLP for the year ended June 30, 2013.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Registered Public Accountants

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

Item 15. Exhibits and Financial Statement Schedules.

1.	Financial Statements. Reference is made to the Index to Consolidated Financial Statements at Item 7 of this Annual Report on Form 10-K.

2.	Financial Statement Schedules. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes to the financial statements.

3.	Exhibits.

Number	Description of Exhibits

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on January 31, 2007).

3.2	Certificate of Amendment to the Certificate of Incorporation of the Company dated effective December 16, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 17, 2009).

3.3	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on March 30, 2007).

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on January 31, 2007).

4.2	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 25, 2014).

10.1	Cooperative Joint Venture Contract of SES (Zao Zhuang) New Gas Company Ltd. between Shandong Hai Hua Coal & Chemical Company Ltd. and Synthesis Energy Systems Investments, Inc. dated July 6, 2006 — English translation from original Chinese document (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on January 31, 2007).

10.2	Amendment to Cooperative Joint Venture Contract of SES (Zao Zhuang) New Gas Company Ltd. between Shandong Hai Hua Coal & Chemical Company Ltd. and Synthesis Energy Systems Investments, Inc. dated November 8, 2006 — English translation from original Chinese document (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on January 31, 2007).

10.3**	Contract for Synthesis Gas Purchase and Sales by and between Shandong Hai Hua Coal & Chemical Company Ltd. and Synthesis Energy Systems (Zao Zhuang) New Gas Company Ltd. dated October 22, 2006 — English translation from original Chinese document (incorporated by reference to Exhibit 10.6 to Amendment No. 4 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on May 23, 2007).

10.4+	Consulting Agreement between the Company and Lorenzo Lamadrid dated May 30, 2006 (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on January 31, 2007).

10.5+	Amended and Restated 2005 Incentive Plan (incorporated by reference to Exhibit 10.13 to Amendment No. 3 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on May 1, 2007).

10.6	Fixed Assets Loan Contract between Synthesis Energy Systems (Zao Zhuang) New Gas Company Ltd. and Industrial and Commercial Bank of China dated March 27, 2007 — English translation from original Chinese document (incorporated by reference to Exhibit 10.16 to Amendment No. 2 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on March 30, 2007).

10.7	Second Amendment to Cooperative Joint Venture Contract of SES (Zao Zhuang) New Gas Company Ltd., between Shandong Hai Hua Coal & Chemical Company Ltd. and Synthesis Energy Systems Investments, Inc., dated February 12, 2007 — English translation from original Chinese document (incorporated by reference to Exhibit 10.6 to Amendment No. 3 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on May 1, 2007).

10.8	Co-Operative Joint Venture Contract of SES — GCL (Inner Mongolia) Coal Chemical Co., Ltd. between Inner Mongolia Golden Concord (Xilinhot) Energy Investment Co., Ltd. and Synthesis Energy Systems Investments, Inc. dated May 25, 2007 — English translation from original Chinese document (incorporated by reference to Exhibit 10.21 to Amendment No. 5 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on June 6, 2007).

10.9	Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2007).

10.10	Lease Agreement between Synthesis Energy Systems, Inc. and AVPF Riverway Ltd. dated January 14, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 31, 2008).

10.11+	First Amendment to the Amended and Restated 2005 Incentive Plan (incorporated by reference to Annex B to the Company’s Proxy Statement on Schedule 14A filed on November 15, 2007).

10.12	Form of Non-statutory Stock Option Agreement (incorporated by reference herein to Exhibit 10.8 to the Company’s Current Report on Form 8-K dated April 2, 2009).

10.13	Form of Equity Joint Venture Contract between Yima Coal Industry (Group) Co., Ltd. and Synthesis Energy Investment Holdings, Inc. dated August 27, 2009 — English translation from original Chinese document. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 2, 2009).

10.14**	Amended and Restated License Agreement by and between the Company and the Gas Technology Institute dated November 5, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 12, 2009).

10.15+	Letter Agreement between the Company and Lorenzo Lamadrid dated August 15, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 17, 2010).

10.16+	Amended and Restated Employment Agreement between the Company and Robert W. Rigdon dated April 8, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 12, 2011).

10.17	Share Purchase Agreement dated June 18, 2012 among Synthesis Energy Systems, Inc. and Hongye International Investment Group Co., Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 19, 2012).

10.18	Share Purchase Agreement dated June 18, 2012 among Synthesis Energy Systems, Inc. and Shanghai Zhongmo Investment Management Co., Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 19, 2012).

10.19+	Employment Letter between the Company and Kevin Kelly dated effective October 10, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 16, 2012).

10.20	Second Amendment to the Amended and Restated 2005 Incentive Plan (incorporated by reference to Annex A to the Company’s Proxy Statement on Schedule 14A filed on October 26, 2012).

10.21	Consulting Services Agreement between the Company and Crystal Vision Energy Limited dated effective January 1, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 27, 2012).

10.22+	Letter Agreement between Robert Rigdon and the Company dated February 27, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 4, 2013).

10.23	Notice of Termination dated June 10, 2013 of Share Purchase Agreement dated March 31, 2011, as amended, among Synthesis Energy Systems, Inc., China Energy Industry Holdings Group Co, Ltd. and Zhongjixuan Investment Management Company Ltd. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 10, 2013).

10.24+	Employment Letter between the Company and Donald P. Bunnell dated July 16, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 17, 2013).

10.25**	Cooperation Agreement among SES (Zao Zhuang) New Gas Co., Ltd., Shandong Weijiao Group Xuecheng Energy Co., Ltd. and Shandong Xuejiao Chemical Co., Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 26, 2013).

10.26	Amendment to Consulting Services Agreement between the Company and Crystal Vision Energy Limited dated July 29, 2013 (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed on September 25, 2013).

10.27+	Employment Letter between the Company and Charles Costenbader dated effective September 3, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 4, 2013).

10.28	Loan Agreement between Synthesis Energy Systems (Zao Zhuang) New Gas Co., Ltd and Zao Zhuang Bank dated September 10, 2013 — English translation from original Chinese document (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K filed on September 25, 2013).

10.29	Management Consulting Agreement between the Company and Market Development Consulting Group, Inc. dated November 1, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 5, 2013).

10.30	Joint Venture Contract between Zhangjiagang Chemical Machinery Co., Ltd. and SES Asia Technologies, Ltd., dated February 14, 2014 – English translation from Chinese document (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 14, 2014). **

10.31	Technology Usage and Contribution Agreement among SES-ZCM Clean Energy Technologies Limited, Zhangjiagang Chemical Machinery Co., Ltd. and SES Asia Technologies, Ltd., dated February 14, 2014 – English translation from Chinese document (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 14, 2014). **

10.32	Form of Securities Purchase Agreement among the Company and the purchasers identified therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 25, 2014).

10.33	Employment Letter between the Company and Roger Ondreko dated April 29, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 5, 2014).

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed on September 12, 2014).

23.1*	Consent of UHY LLP (incorporated by reference to Exhibit 23.1 to the Company’s Annual Report on Form 10-K filed on September 12, 2014).

31.1*	Certification of Chief Executive Officer of Synthesis Energy Systems, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer of Synthesis Energy Systems, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer of Synthesis Energy Systems, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2*	Certification of Chief Financial Officer of Synthesis Energy Systems, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document (incorporated by reference to Exhibit 101.INS to the Company’s Annual Report on Form 10-K filed on September 12, 2014).***

101.SCH	XBRL Taxonomy Extension Schema Document (incorporated by reference to Exhibit 101.SCH to the Company’s Annual Report on Form 10-K filed on September 12, 2014).***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (incorporated by reference to Exhibit 101.CAL to the Company’s Annual Report on Form 10-K filed on September 12, 2014).***

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (incorporated by reference to Exhibit 101.DEF to the Company’s Annual Report on Form 10-K filed on September 12, 2014).***

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (incorporated by reference to Exhibit 101.LAB to the Company’s Annual Report on Form 10-K filed on September 12, 2014).***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (incorporated by reference to Exhibit 101.PRE to the Company’s Annual Report on Form 10-K filed on September 12, 2014).***

*	Filed herewith.
**	Portions of this exhibit have been omitted pursuant to a request for confidential treatment accepted by the Securities and Exchange Commission and this exhibit has been filed separately with the Securities and Exchange Commission in connection with such request.

***	In accordance with Rule 406T of Regulation S-T, the XBRL information in Exhibit 101 to this annual report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNTHESIS ENERGY SYSTEMS, INC.

Date: October 28, 2014	By:	/s/ Robert Rigdon
Robert Rigdon, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Robert Rigdon	President and Chief Executive Officer and Director	October 28, 2014
Robert Rigdon	(Principal Executive Officer)

/s/ Roger Ondreko	Chief Financial Officer	October 28, 2014
Roger Ondreko	(Principal Financial Officer)

/s/ Lorenzo Lamadrid	Director	October 28, 2014
Lorenzo Lamadrid

/s/ Denis Slavich	Director	October 28, 2014
Denis Slavich

/s/ Harry Rubin	Director	October 28, 2014
Harry Rubin

/s/ Xu, Ziwang	Director	October 28, 2014
Xu, Ziwang

	Director	October 28, 2014
Gao, Feng

	Director	October 28, 2014
Yang, Guang

	Director	October 28, 2014
Charles Brown

