Form 10-Q
period 2014-09-30
SYNTHESIS ENERGY SYSTEMS INC
filed 2014-11-14
CIK 1375063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Yes ☐ No ☒

As of November 8, 2014 there were 73,224,330 shares of the registrant’s common stock, par value $.01 per share, outstanding.

PART I

Item 1. Financial Statements

SYNTHESIS ENERGY SYSTEMS, INC.

Consolidated Balance Sheets

(In thousands, except per share amount)

	September 30, 2014	June 30, 2014
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$14,417	$19,407
Accounts receivable-related party, net	676	676
Prepaid expenses and other currents assets	888	873
Inventory	421	865
Total current assets	16,402	21,821
Property, plant and equipment, net	31,126	31,499
Intangible asset, net	1,019	1,049
Investment in joint ventures	34,856	34,856
Other long-term assets	2,273	2,481
Total assets	$85,676	$91,706

LIABILITIES AND EQUITY
Current liabilities:
Accrued expenses and accounts payable	$8,605	$7,167
Short-term bank loan	—	3,251

Total current liabilities	8,605	10,418

Total liabilities	8,605	10,418

Commitment and contingencies

Common stock, $0.01 par value: 200,000 shares authorized: 73,224 and 73,107 shares issued and outstanding, respectively	732	731
Additional paid-in capital	241,464	241,125
Accumulated deficit	(170,500)	(165,984)
Accumulated other comprehensive income	6,062	6,062
Total stockholders’ equity	77,758	81,934
Noncontrolling interests in subsidiaries	(687)	(646)
Total equity	77,071	81,288
Total liabilities and equity	$85,676	$91,706

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	September 30,
	2014	2013
Revenue:
Product sales and other — related parties	$4,214	$—
Total revenue	4,214	—

Costs and Expenses:
Costs of sales and plant operating expenses	5,781	97
General and administrative expenses	2,069	2,423
Stock-based compensation expense	285	1,046
Depreciation and amortization	573	565

Total costs and expenses	8,708	4,131

Operating loss	(4,494)	(4,131)

Non-operating (income) expense:
Equity in losses of joint ventures	—	1
Foreign currency (gains) losses, net	9	(12)
Interest income	(10)	(5)
Interest expense	64	69

Net loss	(4,557)	(4,184)

Less: net loss attributable to noncontrolling interests	41	22

Net loss attributable to stockholders	$(4,516)	$(4,162)

Net loss per share:
Basic and diluted	$(0.06)	$(0.07)

Weighted average common shares outstanding:
Basic and diluted	73,197	63,671

See accompanying notes to the consolidated financial statements.

2

SYNTHESIS ENERGY SYSTEMS, INC.

Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended September 30,
	2014	2013
Net loss, as reported	$(4,557)	$(4,184)
Translation adjustment	—	122
Comprehensive loss	(4,557)	(4,062)
Less comprehensive income attributable to noncontrolling interests	41	19
Comprehensive loss attributable to the Company	$(4,516)	$(4,043)

See accompanying notes to the consolidated financial statements

SYNTHESIS ENERGY SYSTEMS, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(4,557)	$(4,184)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	285	1,046
Depreciation of property, plant and equipment	515	509
Amortization of intangible and other assets	58	56
Equity in losses of joint ventures	—	1
Foreign currency (gains) losses	9	(12)
Changes in operating assets and liabilities:
Accounts receivable	3	—
Prepaid expenses and other current assets	(15)	162
Inventory	444	—
Other long-term assets	179	(28)
Accrued expenses and payables	1,424	(326)
Net cash used in operating activities	(1,655)	(2,776)

Cash flows from investing activities:
Capital expenditures	(140)	(132)
Equity investment in joint ventures	—	(1)
Net cash used in investing activities	(140)	(133)

Cash flows from financing activities:
Payments on long-term bank loan	(3,251)	(1,252)
Proceeds from short-term bank loan	—	3,253
Proceeds from exercise of stock options, net	55	—
Proceeds from issuance of common stock, net	—	100
Net cash provided by financing activities	(3,196)	2,101

Net decrease in cash	(4,991)	(808)

Cash and cash equivalents, beginning of period	19,407	15,870
Effect of exchange rates on cash	1	8
Cash and cash equivalents, end of period	$14,417	$15,070

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.

Consolidated Statement of Equity

(In thousands)

(Unaudited)

	Common Stock			Deficit Accumulated During the	Accumulated Other	Non-
	Shares	Common Stock	Additional Paid-in Capital	Development Stage	Comprehensive Income	controlling Interest	Total
Balance at June 30, 2014	73,107	$731	$241,125	$(165,984)	$6,062	$(646)	$81,288
Net loss	—	—	—	(4,516)	—	(41)	(4,557)
Currency translation adjustment	—	—	—	—	—	—	—
Comprehensive loss	—	—	—	—	—	—	(4,557)
Net proceeds from issuance of common stock	117	1	54	—	—	—	55
Stock-based compensation expense	—	—	285	—	—	—	285
Balance at September 30, 2014	73,224	$732	$241,464	$(170,500)	$6,062	$(687)	$77,071

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 — Summary of Significant Accounting Policies

(a) Organization and description of business

Synthesis Energy Systems, Inc. (“SES”), together with its wholly-owned and majority-owned controlled subsidiaries (collectively, the “Company”) is an energy and gasification technology company that provides products and solutions to the energy and chemical industries. The Company’s business is to create value by supplying its technology, equipment and services into global projects where lower cost low quality coals, coal wastes, municipal wastes, agricultural biomass, and other biomass feedstocks can be profitably converted through its proprietary gasification technology into clean synthesis gas, or syngas (a mixture of primarily hydrogen, carbon monoxide, and methane), which is then used to produce a variety of high value energy and chemical products. The Company’s initial operating projects to date convert high ash coal and coal wastes to chemical grade methanol, and the Company is pursuing a variety of additional global projects under development by customers who may use its technology platform to convert low quality coals such as lignite, coal wastes, municipal wastes and agricultural waste biomass to high value products such as electric power, transportation fuels, substitute natural gas fuel for direct reduction iron steel making and other products. The Company’s technology is originally based on the U-GAS® process developed by the Gas Technology Institute and the Company has augmented and differentiated the technology through design, detailed engineering, constructing, starting up and operating two commercial plants in China. The Company’s headquarters are located in Houston, Texas.

(b) Basis of presentation and principles of consolidation

The consolidated financial statements for the periods presented are unaudited. Operating results for the three month period ended September 30, 2014 are not necessarily indicative of results to be expected for the fiscal year ending June 30, 2015.

The consolidated financial statements are in U.S. dollars. Non-controlling interests in consolidated subsidiaries in the consolidated balance sheets represents minority stockholders’ proportionate share of the equity in such subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto reported in the Company’s Annual Report on Form 10-K for the year ended June 30, 2014. Significant accounting policies that are new or updated from those presented in the Company’s Annual Report on Form 10-K for the year ended June 30, 2014 are included below. The consolidated financial statements have been prepared in accordance with the rules of the United States Securities and Exchange Commission (“SEC”) for interim financial statements and do not include all annual disclosures required by generally accepted accounting principles in the United States.

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

The following tables provide additional information on the ZZ Joint Venture’s assets and liabilities as of September 30, 2014 and June 30, 2014 which are consolidated within the Company’s consolidated balance sheets (in thousands):

	September 30, 2014
	Consolidated	ZZ Joint Venture (1)	%(2)

Current assets	$16,402	$1,310	8%
Long-term assets	69,274	32,621	47%
Total assets	$85,676	$33,931	40%

Current liabilities	$8,605	$5,871	68%
Equity	77,071	28,060	36%
Total liabilities and equity	$85,676	$33,931	40%

	June 30, 2014
	Consolidated	ZZ Joint Venture (1)	%(2)

Current assets	$21,821	$2,256	10%
Long-term assets	69,885	33,193	48%
Total assets	$91,706	$35,449	39%

Current liabilities	$10,418	$7,462	72%
Equity	81,288	27,987	34%
Total liabilities and equity	$91,706	$35,449	39%

(1)	Amounts reflect information for the ZZ Joint Venture and exclude intercompany items.
(2)	ZZ Joint Venture’s percentage of the amount on the Company’s consolidated balance sheets.

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

The Company has determined that SES Resource Solutions, Ltd. (“SRS”) which was formed in June 2011 is a VIE and that the Company is not the primary beneficiary since neither the Company nor Midas Resources AG control SRS since each have a 50% ownership interest in SRS and the control, risks and benefits of SRS are shared equally. SRS had no assets or liabilities as of September 30, 2014 and is inactive. Therefore the Company is in the process of winding up this business.

The Company has determined that the TSEC Joint Venture (as defined in Note 2 – Joint Ventures – TSEC Joint Venture) is VIE and that ZCM, the joint venture partner, is the primary beneficiary since ZCM has a 65% ownership interest in the TSEC Joint Venture and has the power to direct the activities of the TSEC Joint Venture that most significantly influence its performance.

The Company has determined that the GC Joint Venture is a VIE and has determined that it is the primary beneficiary since the Company has a 51% ownership interest in the GC Joint Venture and since there are no qualitative factors that would preclude the Company from being deemed the primary beneficiary. There were no significant assets recorded within the GC Joint Venture as of September 30, 2014. There were however, current liabilities of approximately $0.6 million as of September 30, 2014 and $1.2 million as of September 30, 2013, related to unpaid settlements of amounts due to various contractors from the initial construction work for the project. In June 2014, the Company wrote off approximately $0.6 million of these unpaid settlements according to current local business contract law. The GC Joint Venture project is not currently being developed and the Company is continuing to work to liquidate and ultimately dissolve the GC Joint Venture.

(d) Revenue Recognition

Revenue from sales of products, which has included the capacity fee and energy fee earned at the ZZ Joint Venture plant and is expected to include sale of methanol under the ZZ Cooperation Agreement, and sales of equipment are recognized when the following elements are satisfied: (i) there are no uncertainties regarding customer acceptance; (ii) there is persuasive evidence that an agreement exists; (iii) delivery has occurred; (iv) the sales price is fixed or determinable; and (v) collectability is reasonably assured. The Company records revenue net of any applicable value-added taxes.

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

The Company’s financial assets and liabilities are classified based on the lowest level of input that is significant for the fair value measurement. The following table summarizes the valuation of the Company’s financial assets by pricing levels, as of September 30, 2014 and June 30, 2014 (in thousands):

	September 30, 2014
	Level 1	Level 2		Level 3	Total
Assets:
Certificates of Deposit	$—	$50	(1)	$—	$50
Money Market Funds	—	13,469	(2)	—	13,469

	June 30, 2014
	Level 1	Level 2		Level 3	Total
Assets:
Certificates of Deposit	$—	$50	(1)	$—	$50
Money Market Funds	—	16,971	(2)	—	16,971

Liabilities:
Short-term bank loan	—	3,251	(3)	—	3,251

(1)	Amount included in current assets on the Company’s consolidated balance sheets.
(2)	Amount included in cash and cash equivalents on the Company’s consolidated balance sheets.
(3)	Amount included in current liabilities on the Company’s consolidated balance sheets.

The carrying values of the certificates of deposit, money market funds, short-term debt approximate fair value, which was estimated using quoted market prices for those or similar investments. The carrying value of the Company’s other financial instruments, including accounts receivable and accounts payable, approximate their fair values.

(f) Recently Issued Accounting Standards

The Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going concern. ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and provide related footnote disclosures. This ASU is effective for interim periods within annual periods beginning after December 15, 2016. The Company is currently evaluating the impact of the adoption of this ASU on its consolidated financial statements.

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

The ZZ Joint Venture began producing and selling methanol in November 2013 and sold 12,849 tonnes of methanol during the three months ended September 30, 2014 generating approximately $4.2 million of revenue. The Company assumed operational control of the integrated methanol production facility in October 2013 under a restructured commercial arrangement. The ZZ Joint Venture completed the plant retrofits and equipment upgrades to enable increased methanol production from integrated syngas and coke oven gas feedstock. The ZZ Joint Venture is now operating an integrated plant which has two operating modes where it (i) converts coke oven gas directly to methanol and (ii) converts coal to syngas, then blends the syngas and coke oven gas at a specific ratio to produce additional quantities of methanol.  The ZZ Joint Venture began producing and selling methanol in November 2013 from coke oven gas. The ZZ Joint Venture restarted its syngas plant for approximately two weeks during December 2013. The ZZ Joint Venture intends to manage syngas production in order to optimize results. The syngas facility will generally operate when adequate coke oven gas supplies are available to achieve the correct syngas to coke oven gas blend ratio. The ZZ Joint Venture also recently executed agreements to secure an additional minimum 4,000 normal cubic meters per hour of coke oven gas from a local supplier, with a target of 5,000 normal cubic meters per hour, in order to increase methanol production and reduce supply risks. This additional coke oven gas represents approximately a 30% increase in feedstock supply for the ZZ Joint Venture Plant. In addition, the Company is focused on lowering our operating costs, as well as reducing forced outages at the facility.

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

Although the Company intends for the ZZ Joint Venture to sustain itself through its own earnings, the Company may need to make additional contributions to the ZZ Joint Venture in order for it to meet its obligations. For example, in September 2014, we made a capital contribution of $1.5 million to the ZZ Joint Venture. This capital contribution was used to pay a portion of the ZZ Short-term Loan, which was due on September 9, 2014.

Short-term Loan Agreement with Zaozhuang Bank Co., Ltd

On September 10, 2013, the ZZ Joint Venture entered into a short-term loan agreement with Zaozhuang Bank Co., Ltd. (the “ZZ Short-term Loan”) and received approximately $3.3 million of loan proceeds for the retrofit and related costs contemplated by the ZZ Cooperation Agreement, the principal was repaid on the due date, September 9, 2014.

Working Capital Loan Agreement with Zaozhuang Bank Co., Ltd

On October 2, 2014, the ZZ Joint Venture replaced the above ZZ Short-term Loan with a new working capital loan agreement with Zaozhuang Bank Co., Ltd. (the “ZZ Working Capital Loan”), and received approximately $3.3 million of loan proceeds.

Key terms of the Working Capital Loan are as follows:

•	Term of the loan is one year, due on September 23, 2015;

•	Interest is payable monthly at an annual rate of 9%;

•	Xuecheng Energy is the guarantor of the loan;

•	Certain assets of the ZZ Joint Venture, including land use rights and the administration building, are pledged as collateral for the loan; and

•	Subject to customary events of default which, should one or more of them occur and be continuing, would permit Zaozhuang Bank Co., Ltd. to declare all amounts owing under the agreement to be due and payable immediately.

Line of Credit (Deposit Secured Loan) with Zaozhuang Bank Co., Ltd

On October 8, 2014, the ZZ Joint Venture entered a Line of Credit Agreement with Zaozhuang Bank Co., Ltd. (the “ZZ Line of Credit Agreement”), and received a line of credit of approximately $2.4 million. On October 9, 2014, the ZZ Joint Venture entered an additional Line of Credit Agreement with Zaozhuang Bank Co., Ltd. and received a line of credit of approximately $0.8 million.

Key terms of the two lines of credit are as follows:

•	The ZZ Joint Venture is required to deposit 50% of the total face amount, or approximately $1.6 million, to Zaozhuang Bank for the line of credit as a security deposit;

•	Term of the lines of credit is six months, due on April 8 and April 9, 2015 respectively, and can be renewed for another six months term with bank approval;

•	Service fee is 0.05% of the face amount for each renewal.

•	Xuecheng Energy is the guarantor of each line of credit;

•	Certain assets of the ZZ Joint Venture, including land use rights and the administration building, are pledged as collateral for the lines of credit; and

•	Subject to customary events of default which, should one or more of them occur and be continuing, would permit Zaozhuang Bank Co., Ltd. to declare all amounts owing under the agreements to be due and payable immediately.

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

The Yima Joint Venture initiated an outage in March that was intended to allow the plant to make broad and miscellaneous improvements to many areas of the entire methanol producing facility which had not been completed or properly installed. Many of these improvements were punch-list items left over from construction, along with improvements which have been learned from the past year’s operation at the plant. Additionally, it was identified during this time that the Yima Joint Venture has not installed all the required units related to removal of sulfur compounds from syngas. A portion of these repairs were completed and the facility was restarted in late June 2014. After three weeks of operation the plant was shut down again due to improper repair techniques on its Heat Recovery System Generator.

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

Until May 31, 2013, the Company accounted for its equity interest in the Yima Joint Ventures under the equity method of accounting. Under this method, the Company recorded its proportionate share of the Yima Joint Ventures’ net income or loss based on the Yima Joint Venture’s financial results. As of June 1, 2013, the Company changed to the cost method of accounting because the Company concluded that it is unable to exercise significant influence over the Yima Joint Ventures. The Company’s conclusion regarding its lack of significant influence is based on its interactions with the Yima Joint Ventures related to the start-up and operations and due to various other circumstances including limited participation in operating and financial policymaking processes and the Company’s limited ability to influence technological decisions. There was no equity in losses of the Yima Joint Ventures recognized for financial reporting purposes for the three month period ended September 30, 2014 and 2013 since the Company changed from the equity method to the cost method of accounting as of June 1, 2013.

Additionally, in January 2011, the Company signed gasifier sales agreements with the Yima Joint Ventures to sell gasifiers and gasifier related equipment for an aggregate contract price of $3.0 million. A portion of the equipment associated with these orders was ordered from ZCM (as defined under “Joint Venture with ZCM” in this Note 2). The gasifiers were completed and delivered in January 2012 to the Yima Joint Ventures. As of September 30, 2014, the Yima Joint Ventures had paid $2.4 million of the total contract price and still owed the remaining payment approximately of $0.67 million to the Company. The Company still owes $0.67 million to both ZCM and an additional vendor associated with the equipment purchase, which is accrued as a current liability on the Company’s consolidated balance sheet.

TSEC Joint Venture

Joint Venture Contract

On February 14, 2014, SES Asia Technologies Limited, one of the Company’s wholly owned subsidiaries, entered into a Joint Venture Contract (the “JV Contract”) with Zhangjiagang Chemical Machinery Co., Ltd. (“ZCM”) to form Jangsu Tianwo-SES Clean Energy Technologies Limited (the “TSEC” Joint Venture”). The purpose of the TSEC Joint Venture is to establish the Company’s gasification technology as the leading gasification technology in the TSEC Joint Venture territory (which is initially China, Indonesia, the Philippines, Vietnam, Mongolia and Malaysia) by becoming a leading provider of proprietary equipment for the technology. The scope of the TSEC Joint Venture is to market and license the Company’s gasification technology via project sublicenses; procurement and sale of proprietary equipment and services; coal testing; and engineering, procurement and research and development related to the technology. ZCM contributed RMB 53,800,000 in April 2014 and is required to contribute an additional RMB 46,200,000 within two years of contract execution for a total contribution of RMB 100,000,000 (approximately USD $16 million) in cash to the TSEC Joint Venture, and owns 65% of the TSEC Joint Venture. The Company has contributed an exclusive license to use of its technology in the TSEC Joint Venture territory pursuant to the terms of a Technology Usage and Contribution Agreement entered into among the TSEC Joint Venture, ZCM and the Company (the “TUCA”) on the same date. The Company owns 35% of the TSEC Joint Venture.

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

The following table presents summarized unconsolidated financial information for the TSEC Venture (in thousands):

Income Statement data:	Three Months Ended September 30, 2014
Revenue	$—
Operating loss	(675)
Net loss	(676)

Balance sheet data:	September 30, 2014	June 30, 2014
Current assets	$8,129	$8,573
Noncurrent assets	8,241	8,458
Current liabilities	21	3
Noncurrent liabilities	—	—
Equity	16,349	17,028

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

Note 4 – Stock-Based Compensation

As of September 30, 2014, the Company had outstanding stock option and restricted stock awards granted under the Company’s Amended and Restated 2005 Incentive Plan, as amended (the “Incentive Plan”), under which the Company’s stockholders have authorized a total of 12,000,000 shares of common stock for awards under the Incentive Plan. As of September 30, 2014, there were 1,740,683 shares authorized for future issuance pursuant to the Incentive Plan. Under the Incentive Plan, the Company may grant incentive and non-qualified stock options, stock appreciation rights, restricted stock units and other stock-based awards to officers, directors, employees and non-employees. Stock option awards generally vest ratably over a one to four year period and expire ten years after the date of grant.

Stock option activity during the three months ended September 30, 2014 was as follows:

Shares of Common Stock Underlying
Stock Options

Outstanding at June 30, 2014	7,702,550
Granted	301,025
Exercised	(117,500)
Forfeited	(20,000)
Outstanding at September 30, 2014	7,866,075
Exercisable at September 30, 2014	7,006,898

The fair values for the stock options granted during the three months ended September 30, 2014 were estimated at the date of grant using a Black-Scholes-Morton option-pricing model with the following weighted-average assumptions:

Risk-free rate of return	1.67%
Expected life of award	5.1 years
Expected dividend yield	0.00%
Expected volatility of stock	85%
Weighted-average grant date fair value	$0.87

Stock warrants activity during the three months ended September 30, 2014 were as follows:

Shares of Common Stock Underlying
Stock Warrants

Outstanding at June 30, 2014	6,616,667
Granted	—
Exercised	—
Outstanding at September 30, 2014	6,616,667

The Company recognizes the stock-based compensation expense related to the Incentive Plan awards and warrants over the requisite service period. The following table presents stock based compensation expense attributable to stock option awards issued under the Incentive Plan and attributable to warrants issued to consulting firms as compensation (in thousands):

	Three Months Ended
	September 30,
	2014	2013

Incentive Plan	$285	$333
Warrants and stock	—	713
Total stock-based compensation expense	$285	$1,046

Note 5 – Net Loss Per Share

Historical net loss per share of common stock is computed using the weighted average number of shares of common stock outstanding. Basic loss per share excludes dilution and is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Stock options, warrants and unvested restricted stock are the only potential dilutive share equivalents the Company has outstanding for the periods presented. For the three months ended September 30, 2014 and 2013, options and warrants to purchase common stock were excluded from the computation of diluted earnings per share as their effect would have been antidilutive as the Company incurred net losses during those periods.

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

As disclosed in Note 2, the ZZ Joint Venture began producing and selling methanol in November 2013 and sold 12,849 tonnes of methanol during the three months ended September 30, 2014 generating approximately $4.2 million of revenue. The ZZ Joint Venture has worked to complete the plant retrofits and equipment upgrades to enable increased methanol production from integrated syngas and coke oven gas feedstock. There can be no assurances that the methanol production operations contemplated by the ZZ Cooperation Agreement will be profitable. Profitability will be dependent on, among other things, our management of the operations of the plant, pricing of methanol, coal and power, and maintaining necessary government approvals.

The Yima Joint Venture plant’s refined methanol section was fully commissioned in December 2013, and has operated at limited capacity since that date. Methanol production was approximately 27% of its capacity during the three months ended September 30, 2014. The plant is designed to produce 300,000 tonnes per year of methanol from operating two of its three available gasifiers and has achieved 100% peak syngas production levels and 80% peak methanol production levels. Yima initiated an outage in March that should allow the plant to make improvements to the upstream and downstream units adjacent to the Company’s gasification systems at the Yima Joint Venture plant. . Many of these improvements were punch-list items left over from construction, along with improvements which have been learned from the past year’s operation at the plant. Additionally, it was identified during this time that the Yima Joint Venture has not installed all the required units related to removal of sulfur compounds from syngas. A portion of these repairs were completed and the facility was restarted in late June 2014. After three weeks of operation the plant was shut down again due to improper repair techniques on its Heat Recovery System Generator. The Company has limited influence on the operating and financial policymaking of the Yima Joint Ventures. There can be no assurances that the Yima Joint Ventures’ operations will be profitable or that dividends will be paid to the Company. There have been a variety of minor construction related shutdowns which are normally seen in the startup of these types of facilities, but the shutdowns have generally not been related to the gasifier systems. In addition, the Yima Joint Ventures still owe the Company approximately $0.67 million for certain gasifiers and gasifier related equipment delivered in 2012, a portion of which is due from the Company to ZCM and the balance to a second vendor for providing equipment associated with the gasifiers. It is unclear when or if the balance of this money will be paid to the Company from the Yima Joint Venture.

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

The majority of our revenues are derived from the sale of methanol in China. We do not have long term offtake agreements for these sales, so revenues fluctuate based on local market spot prices, which have been under significant pressure and are generally not consistent or predictable, and we are unsure of how much longer this will continue. Our liquidity and capital resources will be materially adversely affected if markets remain under pressure, and we are unable to obtain satisfactory process for these commodities or if prospective buyers do not purchase these commodities

The Company currently plans to use its available cash for (i) securing orders and other associated tasks associated with the Company’s distributed power initiatives such as in Pakistan with General Electric; (ii) executing the Company’s strategy to develop market based business verticals; (iii) general and administrative expenses; and (iv) working capital and other general corporate purposes. Although the Company intends for the ZZ Joint Venture to sustain itself through its own earnings, the Company may also need to make additional contributions to the ZZ Joint Venture in order for it to meet its obligations until the ZZ Joint Venture generates sufficient cash flows to cover its operating costs and debt service. The actual allocation and timing of these expenditures will be dependent on various factors, including changes in the Company’s strategic relationships, commodity prices and industry conditions, and other factors that the Company cannot currently predict. In particular, any future decrease in economic activity in China or in other regions of the world in which the Company may in the future do business could significantly and adversely affect our results of operations and financial condition. Operating cash flows from the Company’s joint venture operating projects can be positively or negatively impacted by changes in coal and methanol prices. These are commodities where market pricing is often cyclical in nature.

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

The Company is subject to concentration of credit risk with respect to our cash and cash equivalents, which it attempts to minimize by maintaining cash and cash equivalents with major high credit quality financial institutions. At times, the Company’s cash balances in a particular financial institution may exceed limits that are insured by the U.S. Federal Deposit Insurance Corporation or equivalent agencies in foreign countries such as Hong Kong.

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

The following table presents statements of operations data and assets by segment (in thousands):

	Three Months Ended
	September 30,
	2014	2013
Revenue:
SES China	$4,214	$—
Technology licensing and related services	—	—
Total revenue	$4,214	$—

Depreciation and amortization:
SES China	$521	$515
Technology licensing and related services	50	47
Corporate & other	2	3
Total depreciation and amortization	$573	$565

Operating loss:
SES China	$(2,637)	$(2,664)
Technology licensing and related services	(597)	(90)
Corporate & other	(1,260)	(1,377)
Total operating loss	$(4,494)	$(4,131)

Interest expense:
SES China	$64	$69
Technology licensing and related services	—	—
Corporate & other	—	—
Total interest expense	$64	$69

Equity in losses of joint ventures:
SES China	$—	$—
Technology licensing and related services	—	—
Corporate & other	—	1
Total equity in losses of joint ventures	$—	$1

	September 30, 2014	June 30, 2014
Assets:
SES China	$67,521	$76,316
Technology licensing and related services	982	943
Corporate & other	17,173	14,447
Total assets	$85,676	$91,706

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this quarterly report. Some of the information contained in this discussion and analysis or set forth elsewhere in this quarterly report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended June 30, 2014 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Our technology can cleanly and economically extract carbon and hydrogen from most types of coal resources, coal wastes and renewable forms of biomass and municipal wastes. This carbon and hydrogen is extracted in the form of synthesis gas, called syngas. Our syngas is then readily converted into a wide range of fundamental energy and chemical products. These products include, but are not limited to, electric power, natural gas (methane), transportation fuels such as gasoline, diesel and jet fuel, chemicals such as methanol, olefins, and glycols, ammonia and urea for agricultural fertilizers and feedstocks for steel making. Our technology is part of a family of gasification technologies which have been used successfully in industrial applications for many years. However, our technology is meaningfully differentiated over these older forms of gasification primarily through its ability to create clean and economical syngas from most forms of coal resources—from the lowest quality brown coals and lignites , high ash sub-bituminous coals and including the highest quality bituminous and anthracite coals—as well as biomass and other renewable waste materials. Our most recent development is the SES XL3000 gasification system introduced in October 2014. It is specifically targeted to provide higher syngas capacity and delivery pressure with lower specific capital costs, while maintaining high carbon to syngas conversion ratios with high syngas generation efficiency on both high and low quality coals. The XL3000 is targeted to deliver efficiency and economy in performance required to meet the needs of the wide range of the world's syngas projects: distributed power, direct reduced iron (DRI) steelmaking, industrial chemicals, fertilizers, synthetic natural gas, and transportation fuels. The XL3000 gasification system delivers approximately 250% higher syngas capacity than our previous designs with delivery pressures up to 55 bar pressure, driving lower specific capital costs per unit.

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

Our ZZ Joint Venture project is our first commercial scale coal gasification plant and is located in Shandong Province, China. It achieved commercial operation in December 2008. The ZZ Joint Venture is designed to produce clean syngas for sale to an immediately adjacent industrial company which manufactures methanol from the syngas. Under the new commercial structure completed effective October 31, 2013, we assumed control of XE’s methanol facilities and the ZZ Joint Venture plant is operating as an integrated plant which converts coal to syngas and then converts syngas and coke oven gas into methanol, as described in more detail under “Note 2 –Joint Ventures– Zao Zhuang Joint Venture” to our consolidated financial statements.

The Yima Joint Venture project in Henan Province, China generated its first methanol production in December 2012, and is currently in its start-up phase as described in more detail under “Note 2 –Joint Ventures-Yima Joint Venture” to our consolidated financial statements. The Yima Joint Venture plant’s refined methanol section was fully commissioned in December 2013, and has operated at limited capacity since that date. Methanol production was approximately 8% of its capacity during the three months ended September 30, 2014. The plant is designed to produce 300,000 tonnes per year of methanol from operating two of its three available gasifiers and has achieved 100% peak syngas production levels and 80% peak methanol production levels.

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

ZZ Joint Venture

Our ZZ Joint Venture plant produces clean syngas which is blended with coke oven gas, or COG, to produce chemical-grade methanol, or MeOH. This methanol is sold into the local methanol market in Shandong Province, China.  The history of the ZZ Joint Venture and the commercially restructured facility is described in more detail under “Current Operations and Projects– Zao Zhuang Joint Venture. Key elements of our business strategy for the plant are:

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

We own 25% of the Yima Joint Ventures and Yima Coal Industry (Group) Co., Ltd., or Yima, owns 75%. Yima controls the construction, startup and operation of the plant. Recently, Yima put in place a new facility management structure, which we believe will significantly improve the operations of the facility. We believe the fundamental value of the Yima Joint Ventures is sound due to (1) the preferential coal pricing Yima can provide to the facility, (2) our technology’s capability to efficiently gasify this low quality coal and (3) the benefits derived from the plant’s large scale. More detail is available under “Current Operations and Projects – Yima Joint Ventures”. Key elements of our business strategy for the Yima plant are:

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

TSEC Joint Venture

The purpose of the TSEC Joint Venture is to establish our gasification technology as the leading gasification technology in the TSEC Joint Venture territory (which is China, Indonesia, the Philippines, Vietnam, Mongolia and Malaysia) by becoming a leading provider of proprietary equipment for the technology. The scope of the TSEC Joint Venture is to market and license our gasification technology via project sublicenses; procurement and sale of proprietary equipment and services; coal testing; and engineering, procurement and research and development related to the technology. In addition, we believe our TSEC Joint Venture will also help build new partnerships within market segments such as DRI steel, power, transportation fuels and for longer term value creation, larger scale SNG projects utilizing low rank coal resources and biomass where our technology brings, and accelerate the commercialization of our technology on a global basis enabling us to reduce the capital requirements to achieve this acceleration. We own a 35% interest in the TSEC Joint Venture. More detail is available under “Current Operations and Projects – TSEC Joint Venture”. Key elements of our business strategy for TSEC are:

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

We are continually seeking to advance and improve our gasification technology, such as through our new XL3000 gasification system. We are continuing to work with our prospective customers to determine the suitability of their low rank coals for our technology through proprietary coal characterization testing and bench scale gasification tests. We are advancing our higher pressure 40bar to 60bar gasification system designs which can further enhance our capital and operating expenses effectiveness and allow our system to achieve much higher syngas output from a smaller sized gasifier. Additionally, we are growing our technology base through (i) continued development of know-how with our engineering and technical staff, (ii) growing and protecting our trade secrets as a result of patenting improvements tested at our ZZ and Yima Joint Venture plants, (iii) developing improvements resulting from integration of our technology with downstream processes, and (iv) developing improvements resulting from scaling up the design of our technology in pressure and capacity. Examples of our technology development include our High Pressure Gasifier, Fines Management System and Ash Management System which increase overall efficiency. We have several patent applications pending relating to these technology improvements in addition to a number of other improvements to increase the gasifier availability and to lower the costs of the gasifier installation and subsequent operations.

Results of Operations

Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

Revenue. Total revenue was $4.2 million for the three months ended September 30, 2014 compared with no revenue for the three months ended September 30, 2013.

Our ZZ Joint Venture began producing and selling methanol in November 2013 and sold 12,849 tonnes of methanol during the three months ended September 30, 2014 generating approximately $4.2 million of revenue. There were no product sales revenues for the three months ended September 30, 2013 due primarily to no capacity fee revenue being received and the suspension of syngas production at the ZZ Joint Venture plant in late September 2011.

There was no technology licensing and related services revenues for both the three months ended September 30, 2014 and 2013.

Costs of sales and plant operating expenses. Costs of sales and plant operating expenses increased to $5.8 million for the three months ended September 30, 2014 compared to $97,000 for the three months ended September 30, 2013. The increase was primarily due to the costs incurred for the ZZ Joint Venture’s production of methanol from coke oven gas purchased from Xuecheng Energy, those costs include electricity, coke oven gas, labor and other operating costs. Although the ZZ Joint Venture restarted its syngas plant for approximately two weeks during December 2013, it has since stopped syngas production and is using coke oven gas only as its feedstock until additional coke oven gas supply is available. The ZZ Joint Venture plans to resume syngas production in the near term and has secured additional sources of coke oven gas from a local supplier in order to increase its methanol production capability.

General and administrative expenses. General and administrative expenses decreased by $0.3 million to $2.1 million for the three months ended September 30, 2014 compared to $2.4 million for the three months ended September 30, 2013. The decrease was due primarily to a reduction of payroll expenses resulting from the termination of our consulting agreement with Crystal Vision Energy Limited, or CVE as of August 31, 2013 and reductions in employee related compensation cost resulting from reducing headcount in China. Recurring general and administrative expenses consist primarily of compensation, professional and consulting fees, travel, and other costs of our corporate, development and administrative functions in Houston and Shanghai, and project and technical development expenses.

Stock-based compensation expense. Stock-based compensation expense decreased by $0.8 million to $0.3 million for the three months ended September 30, 2014 compared to $1.1 million for the three months ended September 30, 2013 and related to expensing the estimated fair values of stock-base compensation, including stock options and stock warrants, awarded to consulting firms, directors and employees during the period. The decrease was due primarily to termination of our consulting agreement with CVE in August 2013.

Depreciation and amortization. Depreciation and amortization expense was $0.6 million for both of the three months ended September 30, 2014 and 2013 and was primarily related to depreciation of our ZZ Joint Venture plant’s assets.

Equity in losses of joint ventures. There was no equity in losses of joint ventures for the three months ended September 30, 2014 due to our change from the equity method to the cost method of accounting for Yima Joint Ventures as of June 1, 2013. There was $1,000 equity in losses of joint ventures incurred for SRS’s registration expense for the three months ended September 30, 2013. SRS suspended its activities in December 2012 due to the unavailability of financing for coal resources, we are in the process of winding up this business.

Foreign currency (gain) loss. Foreign currency loss was $9,000 for the three months ended September 30, 2014, and foreign currency gain was $12,000 for the three months ended September 30, 2013. These amounts resulted from the depreciation and appreciation, as applicable, of the Renminbi Yuan relative to the U.S. dollar.

Interest expense. Interest expense was $64,000 for the three months ended September 30, 2014 compared to $69,000 for the three months ended September 30, 2013. Our interest expense relates to the ZZ Joint Venture’s loans with Industrial and Commercial Bank of China, or ICBC, and its short-term loan with Zaozhuang Bank Co. Ltd., or the ZZ Short-term Loan. The ZZ Joint Venture repaid its final principal payment of approximately $1.2 million to ICBC in January 2014 and its principal of approximately $3.3 million for the ZZ Short-term Loan in September 2014.

Liquidity and Capital Resources

We have financed our operations to date through private placements of our common stock and in three public offerings: one in November 2007, one in June 2008 and one in March 2014. We have used the proceeds of these offerings primarily for the development of our technology, including the investments in the ZZ Joint Venture and the Yima Joint Ventures, and to pay other business development and general and administrative expenses. In addition, the ZZ Joint Venture had a loan agreement with ICBC which funded certain of its plant’s construction costs, the ZZ Short-term Loan funded in September 2013 to finance costs related to the ZZ Cooperation Agreement, and the ZZ working capital loan and line of credit funded in October 2014 for purchase of raw material.

As of September 30, 2014, we had $14.4 million in cash and cash equivalents and $7.8 million of working capital available to us. During the three months ended September 30, 2014, we used $1.7 million in operating activities compared to $2.8 million for the three months ended September 30, 2013. We used $0.1 million in investing activities for the three months ended September 30, 2014 and 2013 for capital expenditures related to the ZZ Cooperation Agreement. For the three months ended September 30, 2014, we used $3.3 million in financing activities to repay the ZZ Short-term bank loan with Zaozhuang Bank, and we used $1.2 million for the scheduled semi-annual principal payments on the ZZ Joint Venture’s loan with ICBC for the three months ended September 30, 2013.

We currently plan to use our available cash for (i) securing orders and other associated tasks associated with our distributed power initiatives such as in Pakistan with General Electric; (ii) executing our strategy to develop market based business verticals, (iii) general and administrative expenses and (iv) working capital and other general corporate purposes. Although we intend for the ZZ Joint Venture to sustain itself through its own earnings, we may also need to make additional contributions to the ZZ Joint Venture in order for it to meet its obligations until the ZZ Joint Venture generates sufficient cash flows to cover its operating costs and debt service.

Short-term Loan Agreement with Zaozhuang Bank Co., Ltd

On September 10, 2013, the ZZ Joint Venture entered into a short-term loan agreement with Zaozhuang Bank Co., Ltd., and received approximately $3.3 million of loan proceeds for the retrofit and related costs contemplated by the ZZ Cooperation Agreement. The ZZ Joint Venture paid off the ZZ Short-term Loan in September 2014.

Working Capital Loan Agreement with Zaozhuang Bank Co., Ltd

On October 2, 2014, the ZZ Joint Venture replaced the above ZZ Short-term Loan with a new working capital loan agreement with Zaozhuang Bank Co., Ltd. (the “ZZ Working Capital Loan”), and received approximately $3.3 million of loan proceeds.

Key terms of the Working Capital Loan are as follows:

•	Term of the loan is one year, due on September 23, 2015;

•	Interest is payable monthly at an annual rate of 9%;

•	Xuecheng Energy is the guarantor of the loan;

•	Certain assets of the ZZ Joint Venture, including land use rights and the administration building, are pledged as collateral for the loan; and

•	Subject to customary events of default which, should one or more of them occur and be continuing, would permit Zaozhuang Bank Co., Ltd. to declare all amounts owing under the agreement to be due and payable immediately.

Line of Credit (Deposit Secured Loan) with Zaozhuang Bank Co., Ltd

On October 8, 2014, the ZZ Joint Venture entered a Line of Credit Agreement with Zaozhuang Bank Co., Ltd. (the “ZZ Line of Credit Agreement”), and received a line of credit of approximately $2.4 million. On October 9, 2014, the ZZ Joint Venture entered an additional Line of Credit Agreement with Zaozhuang Bank Co., Ltd. and received a line of credit of approximately $0.8 million.

Key terms of the two lines of credit are as follows:

•	The ZZ Joint Venture is required to deposit 50% of the total face amount, or approximately $1.6 million, to Zaozhuang Bank for the line of credit as a security deposit;

•	Term of the lines of credit is six months, due on April 8 and April 9, 2015 respectively, and can be renewed for another six months term with bank approval;

•	Service fee is 0.05% of the face amount for each renewal.

•	Xuecheng Energy is the guarantor of ech line of credit;

•	Certain assets of the ZZ Joint Venture, including land use rights and the administration building, are pledged as collateral for the lines of credit; and

•    Subject to customary events of default which, should one or more of them occur and be continuing, would permit Zaozhuang Bank Co., Ltd. to declare all amounts owing under the agreements to be due and payable immediately.

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

 The ZZ Joint Venture began producing and selling methanol in November 2013 and sold 12,849 tonnes of methanol during the three months ended September 30, 2014 generating approximately $4.2 million of revenue. We assumed operational control of the integrated methanol production facility in October 2013 under a restructured commercial arrangement. The ZZ Joint Venture completed the plant retrofits and equipment upgrades to enable increased methanol production from integrated syngas and coke oven gas feedstock. The ZZ Joint Venture is now operating an integrated plant which has two operating modes where it (i) converts coke oven gas directly to methanol and (ii) converts coal to syngas, then blends the syngas and coke oven gas at a specific ratio to produce additional quantities of methanol.  The ZZ Joint Venture began producing and selling methanol in November 2013 from coke oven gas. The ZZ Joint Venture restarted its syngas plant for approximately two weeks during December 2013. The ZZ Joint Venture intends to manage syngas production in order to optimize results. The syngas facility will generally operate when adequate coke oven gas supplies are available to achieve the correct syngas to coke oven gas blend ratio. The ZZ Joint Venture also recently executed agreements to secure an additional minimum 4,000 normal cubic meters per hour of coke oven gas from a local supplier, with a target of 5,000 normal cubic meters per hour, in order to increase methanol production and reduce supply risks. This additional coke oven gas represents approximately a 30% increase in feedstock supply for the ZZ Joint Venture Plant. In addition, the Company is focused on lowering our operating costs, as well as reducing forced outages at the facility.

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

Current ZZ Operating Description and Capability

As described above, we assumed operational control of the integrated methanol production facility in October 2013 under a restructured commercial arrangement pursuant to the ZZ Cooperation Agreement. The ZZ Joint Venture completed plant retrofits and equipment upgrades to enable increased methanol production from integrated syngas and COG feedstock. The ZZ Joint Venture began producing and selling methanol in November 2013 and sold 12,849 tonnes of methanol during the three months ended September 30, 2014 generating approximately $4.2 million of revenue. The ZZ Joint Venture restarted its syngas plant for approximately two weeks during December 2013. In January 2014, the facility produced methanol from coke oven gas only due to coke oven gas supplies disruptions during the cold weather when COG was diverted to the city gas loop for residential heating needs. We expect such diversions of COG into residential heating during the winter months to be reduced or eliminated in the future due to local town gas system being upgraded to use pipeline natural gas.

Between January and October 2014, methanol prices in China and at our ZZ facility have been near historic lows. Under these conditions the facility has operated primarily in the COG only mode. We believe methanol prices have been at these recent low levels primarily related to the general economic conditions in China as demonstrated by China’s current low PMI. We are aware of new facilities soon to startup in local Shandong province area which will increase local demand for methanol to be used for olefins production, which we believe will be reflected in improving methanol prices over time.

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

TSEC Joint Venture

On February 14, 2014, SES Asia Technologies Limited, one of our wholly owned subsidiaries, entered into a Joint Venture Contract (the “JV Contract”) with Zhangjiagang Chemical Machinery Co., Ltd. (“ZCM”) to form Jiangsu Tianwo-SES Clean Energy Technologies Limited (the “TSEC” Joint Venture”). The purpose of the TSEC Joint Venture is to establish our gasification technology as the leading gasification technology in the TSEC Joint Venture territory (which is initially China, Indonesia, the Philippines, Vietnam, Mongolia and Malaysia) by becoming a leading provider of proprietary equipment for the technology. The scope of the TSEC Joint Venture is to market and license our gasification technology via project sublicenses; procurement and sale of proprietary equipment and services; coal testing; and engineering, procurement and research and development related to the technology. ZCM contributed RMB 53,800,000 in April 2014 and is required to contribute an additional RMB 46,200,000 within two years of contract execution for a total contribution of RMB 100,000,000 (approximately USD $16 million) in cash to the TSEC Joint Venture, and owns 65% of the TSEC Joint Venture, and we have contributed an exclusive license to use of our technology in the TSEC Joint Venture territory pursuant to the terms of a Technology Usage and Contribution Agreement entered into among the TSEC Joint Venture, ZCM and us (the “TUCA”) on the same date, and own 35% of the TSEC Joint Venture.

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

We are required to make an annual payment to GTI for each year of the term, with such annual payment due by the last day of January of the following year; provided, however, that we are entitled to deduct all royalties paid to GTI in a given year under the GTI Agreement from this amount, and if such royalties exceed the annual payment amount in a given year, we are not required to make the annual payment. We accrue the annual royalty expense ratably over the calendar year as adjusted for any royalties paid during year as applicable. We must also provide GTI with a copy of each contract that we enter into relating to a U-GAS® system and report to GTI with our progress on development of the technology every six months.

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

Outlook

Our strategies are focused on the continuing progress of the ZZ Joint Venture’s methanol production and commercial sales including the syngas plant’s restart, improving operations at the Yima Joint Venture, developing our TSEC Joint Venture, sourcing suitable partners for our other business verticals and advancing and improving our gasification technology, such as through our new XL3000 gasification system. Our business is to create value by supplying our technology, equipment and services into global projects where lower cost low quality coals, coal wastes, municipal wastes, agricultural biomass, and other biomass feedstocks can be profitably converted through our proprietary gasification technology into clean synthesis gas, or syngas (a mixture of primarily hydrogen, carbon monoxide, and methane), which is then used to produce a variety of high value energy, power, and chemical products.

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

We currently plan to use our available cash for (i) securing orders and other associated tasks associated with our distributed power initiatives such as in Pakistan with General Electric; (ii) executing the our strategy to develop market based business verticals; (iii) general and administrative expenses; and (iv) working capital and other general corporate purposes. Although we intend for the ZZ Joint Venture to sustain itself through its own earnings, we may also need to make additional contributions to the ZZ Joint Venture in order for it to meet its obligations until the ZZ Joint Venture generates sufficient cash flows to cover its operating costs and debt service. The actual allocation and timing of these expenditures will be dependent on various factors, including changes in our strategic relationships, commodity prices and industry conditions, and other factors that we cannot currently predict. In particular, any future decrease in economic activity in China or in other regions of the world in which we may in the future do business could significantly and adversely affect our results of operations and financial condition. Operating cash flows from our joint venture operating projects can be positively or negatively impacted by changes in coal and methanol prices. These are commodities where market pricing is often cyclical in nature.

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

ZZ Joint Venture Plant Impairment Analysis

We performed an analysis of the ZZ Joint Venture plant as of September 30, 2014 and determined that these assets were not impaired based upon management’s estimated cash flow projections for the plant. Such estimated cash flow projections included production capacity, methanol price, raw materials consumption and a combination of technical improvements being made to Xuecheng Energy’s methanol unit allowing for increased syngas off-take and other repairs and improvements being made to the plant enabling more efficient joint production of methanol for a nine-year period. If we are not successful in finalizing effectiveness of the ZZ Cooperation Agreement or otherwise improving the ZZ Joint Venture’s profitability, or if management’s estimated cash flow projections for these assets decrease, the ZZ Joint Venture plant could become impaired which could have a material effect on our consolidated financial statements. No significant changes occurred during the three months ended September 30, 2014.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

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

Item 4.	Controls and Procedures.

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

Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of September 30, 2014 based on criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, management has concluded that we did maintain effective internal control over financial reporting as of September 30, 2014.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2014 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

We will require substantial additional funding, and our failure to raise additional capital necessary to support and expand our operations could reduce our ability to compete and could harm our business.

As of September 30, 2014, we had $14.4 million in cash and cash equivalents. We currently plan to use our available cash for (i) securing orders and other associated tasks associated with our distributed power initiatives such as in Pakistan with General Electric; (ii) executing our strategy to develop market based business verticals; (iii) general and administrative expenses; and (iv) working capital and other general corporate purposes. Although we intend for the ZZ Joint Venture to sustain itself through its own earnings, we may also need to make additional contributions to the ZZ Joint Venture in order for it to meet its obligations until the ZZ Joint Venture generates sufficient cash flows to cover its operating costs and debt service. The actual allocation and timing of these expenditures will be dependent on various factors, including changes in our strategic relationships, commodity prices and industry conditions, and other factors that we cannot currently predict. In particular, any future decrease in economic activity in China or in other regions of the world in which we may in the future do business could significantly and adversely affect our results of operations and financial condition. Operating cash flows from our joint venture operating projects can be positively or negatively impacted by changes in coal and methanol prices. These are commodities where market pricing is often cyclical in nature.

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

None

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information.

None.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. All statements other than statements of historical fact are forward-looking statements. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected. Among those risks, trends and uncertainties are the ability of our ZZ joint venture to effectively operate XE's methanol plant and produce methanol; the ability of our project with Yima to produce earnings and pay dividends; our ability to develop and expand business of the ZCM joint venture in the joint venture territory; our ability to develop our power business unit and marketing arrangement with GE and our other business verticals, including DRI steel, through our marketing arrangement with Midrex Technologies, and renewables; our ability to successfully develop the SES licensing business; our ability to reduce operating costs; our ability to make distributions and repatriate earnings from our Chinese operations; our limited history, and viability of our technology; commodity prices, and the availability and terms of financing; our ability to obtain the necessary approvals and permits for future projects; our ability to raise additional capital, if any, and our ability to estimate the sufficiency of existing capital resources; the sufficiency of internal controls and procedures; and our results of operations in countries outside of the U.S., where we are continuing to pursue and develop projects. Although we believe that in making such forward-looking statements our expectations are based upon reasonable assumptions, such statements may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. We cannot assure you that the assumptions upon which these statements are based will prove to have been correct.

When used in this Form 10-Q, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons, including those discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2014, as well as in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Form 10-Q.

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

Item 6.	Exhibits

Number	Description of Exhibits

10.1	Letter Agreement between Robert Rigdon and the Company dated August 22, 2014. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 25, 2014).

10.2*	Credit Agreement between Zaozhuang Bank and Synthesis Energy Systems (Zaozhuang) New Gas Co., Ltd. dated October 2, 2014.

10.3*	Working Capital Loan Contract between Zaozhuang Bank and Synthesis Energy Systems (Zaozhuang) New Gas Co., Ltd. dated October 2, 2014.

10.4*+	Form of Restricted Stock Incentive Agreement for Employees.

10.5*+	Form of Restricted Stock Incentive Agreement for Directors

31.1*	Certification of Chief Executive Officer of Synthesis Energy Systems, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer of Synthesis Energy Systems, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer of Synthesis Energy Systems, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2*	Certification of Chief Financial Officer of Synthesis Energy Systems, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Management contract or compensatory plan or arrangement.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNTHESIS ENERGY SYSTEMS, INC.

Date: November 14, 2014	By:	/s/ Robert Rigdon
Robert Rigdon
President and Chief Executive Officer

Date: November 14, 2014	By:	/s/ Roger Ondreko
Roger Ondreko
Chief Financial Officer

