Form 10-K/A
period 2014-06-30
SYNTHESIS ENERGY SYSTEMS INC
filed 2014-11-21
CIK 1375063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K/A
(Amendment No. 2)

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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended June 30, 2014, originally filed with the Securities and Exchange Commission (the “SEC”) on September 12, 2014, as amended on October 28, 2014 (the “Original Filing”). We are filing this Amendment to include certain information required by Part II, Item 8 of Form 10-K. The Report of Independent Registered Public Accounting Firm inadvertently only referred to one year of financial statements. In addition, the Report omitted references to the city and state where the Report was issued. This amendment includes an audit report that corrects this information presented in our Original Filing.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Part II, Item 8, and Part III, Item 15, of the Original Filing are amended and restated in their entirety, with the only change being the changes to the audit report noted above. This Amendment does not amend or otherwise update any other information in the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

PART II

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders

Synthesis Energy Systems, Inc.

We have audited the accompanying consolidated balance sheets of Synthesis Energy Systems, Inc. and subsidiaries (collectively, the “Company”) as of June 30, 2014 and June 30, 2013, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Synthesis Energy Systems, Inc. and subsidiaries as of June 30, 2014 and June 30, 2013, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ UHY LLP

Houston, Texas

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

6

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

PART III

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

10.28	Loan Agreement between Synthesis Energy Systems (Zao Zhuang) New Gas Co., Ltd and Zao Zhuang Bank dated September 10, 2013 — English translation from original Chinese document (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K filed on September 25, 2013).

10.29	Management Consulting Agreement between the Company and Market Development Consulting Group, Inc. dated November 1, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 5, 2013).
10.30	Joint Venture Contract between Zhangjiagang Chemical Machinery Co., Ltd. and SES Asia Technologies, Ltd., dated February 14, 2014 – English translation from Chinese document (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 14, 2014). **
10.31	Technology Usage and Contribution Agreement among SES-ZCM Clean Energy Technologies Limited, Zhangjiagang Chemical Machinery Co., Ltd. and SES Asia Technologies, Ltd., dated February 14, 2014 – English translation from Chinese document (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 14, 2014). **
10.32	Form of Securities Purchase Agreement among the Company and the purchasers identified therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 25, 2014).
10.33	Employment Letter between the Company and Roger Ondreko dated April 29, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 5, 2014).

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed on September 12, 2014).
23.1*	Consent of UHY LLP.
31.1*	Certification of Chief Executive Officer of Synthesis Energy Systems, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer of Synthesis Energy Systems, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer of Synthesis Energy Systems, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2*	Certification of Chief Financial Officer of Synthesis Energy Systems, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document (incorporated by reference to Exhibit 101.INS to the Company’s Annual Report on Form 10-K filed on September 12, 2014).
101.SCH	XBRL Taxonomy Extension Schema Document (incorporated by reference to Exhibit 101.SCH to the Company’s Annual Report on Form 10-K filed on September 12, 2014).
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (incorporated by reference to Exhibit 101.CAL to the Company’s Annual Report on Form 10-K filed on September 12, 2014).
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (incorporated by reference to Exhibit 101.DEF to the Company’s Annual Report on Form 10-K filed on September 12, 2014).
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (incorporated by reference to Exhibit 101.LAB to the Company’s Annual Report on Form 10-K filed on September 12, 2014).
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (incorporated by reference to Exhibit 101.PRE to the Company’s Annual Report on Form 10-K filed on September 12, 2014).

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

SYNTHESIS ENERGY SYSTEMS, INC.
Date: November 21, 2014	By:	/s/ Robert Rigdon_________________________
Robert Rigdon, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/ Robert Rigdon Robert Rigdon	President and Chief Executive Officer and Director (Principal Executive Officer)	November 21, 2014

/s/ Roger Ondreko Roger Ondreko	Chief Financial Officer (Principal Financial Officer)	November 21, 2014

/s/ Lorenzo Lamadrid Lorenzo Lamadrid	Director	November 21, 2014

/s/ Denis Slavich Denis Slavich	Director	November 21, 2014

/s/ Harry Rubin Harry Rubin	Director	November 21, 2014

__________________ Xu, Ziwang	Director	November 21, 2014

__________________ Gao, Feng	Director	November 21, 2014

__________________ Yang, Guang	Director	November 21, 2014

/s/ Charles Brown Charles Brown	Director	November 21, 2014

