Form 10-Q
period 2014-12-31
SYNTHESIS ENERGY SYSTEMS INC
filed 2015-02-13
CIK 1375063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

________________

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

Yes ☐ No ☑

As of February 10, 2014 there were 73,224,330 shares of the registrant’s common stock, par value $.01 per share, outstanding.

PART I

Item 1. Financial Statements

SYNTHESIS ENERGY SYSTEMS, INC.

Consolidated Balance Sheets

(In thousands, except per share amounts)

	December 31, 2014	June 30, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,728	$19,407
Certificate of deposit- restricted	1,634	—
Accounts receivable-related party, net	679	676
Prepaid expenses and other currents assets	1,485	873
Inventory	556	865
Total current assets	18,082	21,821

Property, plant and equipment, net	10,666	31,499
Intangible asset, net	973	1,049
Investment in joint ventures	34,813	34,856
Other long-term assets	1,976	2,481

Total assets	$66,510	$91,706

LIABILITIES AND EQUITY
Current liabilities:
Accrued expenses and accounts payable	$7,982	$7,167
Line of credit	3,269	—
Short-term bank loan	3,269	3,251

Total current liabilities	14,520	10,418

Commitment and contingencies

Stockholder’s Equity:
Common stock, $0.01 par value: 200,000 shares authorized: 73,224 and 73,107 shares issued and outstanding, respectively	732	731
Additional paid-in capital	242,413	241,125
Accumulated deficit	(196,093)	(165,984)
Accumulated other comprehensive income	6,170	6,062
Total stockholders’ equity	53,222	81,934
Noncontrolling interests in subsidiaries	(1,232)	(646)

Total stockholder’s equity	51,990	81,288

Total liabilities and stockholder’s equity	$66,510	$91,706

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	December 31,
	2014	2013

Revenue:
Product sales and other — related parties	$3,731	$5,914
Technology licensing and related services	151	—
Total revenue	3,882	5,914

Costs and Expenses:
Costs of sales and plant operating expenses	5,261	4,030
General and administrative expenses	2,299	2,183
Stock-based compensation expense	949	472
Depreciation and amortization	572	565
Impairment of long-lived assets	20,914	—

Total costs and expenses	29,995	7,250

Operating loss	(26,113)	(1,336)

Non-operating (income) expense:
Foreign currency gains, net	(36)	(31)
Interest income	(10)	(11)
Interest expense	74	122

Net loss	(26,141)	(1,416)

Less: Net income (loss) attributable to noncontrolling interests	(548)	19

Net loss attributable to stockholders	$(25,593)	$(1,435)

Net loss per share:
Basic and diluted	$(0.35)	$(0.02)

Weighted average common shares outstanding:
Basic and diluted	73,224	63,720

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Six Months Ended
	December 31,
	2014	2013

Revenue:
Product sales and other — related parties	$7,945	$5,914
Technology licensing and related services	151	—

Total revenue	8,096	5,914

Costs and Expenses:
Costs of sales and plant operating expenses	11,042	4,127
General and administrative expenses	4,368	4,605
Stock-based compensation expense	1,234	1,518
Depreciation and amortization	1,145	1,130
Impairment of long-lived assets	20,914	—

Total costs and expenses	38,703	11,380

Operating loss	(30,607)	(5,466)

Non-operating (income) expense:
Equity in losses of joint ventures	—	1
Foreign currency gains, net	(27)	(43)
Interest income	(20)	(16)
Interest expense	138	192

Net loss	(30,698)	(5,600)

Less: Net income (loss) attributable to noncontrolling interests	(589)	(3)

Net loss attributable to stockholders	$(30,109)	$(5,597)

Net loss per share:
Basic and diluted	$(0.41)	$(0.09)

Weighted average common shares outstanding:
Basic and diluted	73,211	63,695

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.

Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013

Net loss, as reported	$(26,141)	$(1,416)	$(30,698)	$(5,600)
Unrealized foreign currency translation adjustment	111	207	111	329
Comprehensive loss	(26,030)	(1,209)	(30,587)	(5,271)
Less comprehensive income (loss) attributable to noncontrolling interests	(545)	16	(586)	(3)
Comprehensive loss attributable to the Company	$(25,485)	$(1,225)	$(30,001)	$(5,268)

See accompanying notes to the consolidated financial statements

SYNTHESIS ENERGY SYSTEMS, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	December 31,
	2014	2013

Cash flows from operating activities:
Net loss	$(30,698)	$(5,600)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,234	1,518
Depreciation of property, plant and equipment	1,029	1,018
Amortization of intangible and other assets	116	112
Impairment of long-lived assets	20,914	—
Equity in losses of joint ventures	—	1
Foreign currency gains	(27)	(43)
Changes in operating assets and liabilities:
Accounts receivable	15	(89)
Prepaid expenses and other current assets	(599)	(1,963)
Inventory	312	(542)
Other long-term assets	(213)	331
Accrued expenses and payables	780	920
Net cash used in operating activities	(7,137)	(4,337)

Cash flows from investing activities:
Certificate of deposit- restricted	(1,627)	—
Capital expenditures	(253)	(695)
Equity investment in joint ventures	—	(516)
Net cash used in investing activities	(1,880)	(1,211)

Cash flows from financing activities:
Payments on long-term bank loan	—	(1,252)
Payments on short-term bank loan	(3,251)	—
Proceeds from short-term bank loan	3,254	3,253
Proceeds from Line of Credit	3,254	—
Proceeds from exercise of stock options, net	55	—
Proceeds from issuance of common stock, net	—	100
Net cash provided by financing activities	3,312	2,101

Net decrease in cash	(5,705)	(3,447)

Cash and cash equivalents, beginning of period	19,407	15,870
Effect of exchange rates on cash	26	5
Cash and cash equivalents, end of period	$13,728	$12,428

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.

Consolidated Statement of Equity

(In thousands)

(Unaudited)

	Common Stock				Accumulated Other	Non-
	Shares	Common Stock	Additional Paid-in Capital	Deficit Accumulated	Comprehensive Income	controlling Interest	Total

Balance at June 30, 2014	73,107	$731	$241,125	$(165,984)	$6,062	$(646)	$81,288
Net loss	—	—	—	(30,109)	—	(589)	(30,698)
Currency translation adjustment	—	—	—	—	108	3	111
Comprehensive loss	—	—	—	—	—	—	(30,587)
Net proceeds from issuance of common stock	117	1	54	—	—	—	55
Stock-based compensation expense	—	—	1,234	—	—	—	1,234
Balance at December 31, 2014	73,224	$732	$242,413	$(196,093)	$6,170	$(1,232)	$51,990

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

(b) Basis of presentation and principles of consolidation

The consolidated financial statements for the periods presented are unaudited. Operating results for the three month and six months periods ended December 31, 2014 are not necessarily indicative of results to be expected for the fiscal year ending June 30, 2015.

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

(c) Certificate of deposit- restricted

The Company had approximately $1.6 million in restricted certificates of deposit at December 31, 2014. These amounts represent deposits made to Zaoahuang Bank Co, Ltd. and are used to secure the ZZ Line of Credit Agreement (as defined in Note 2)with Zaozhuang Bank Co., Ltd. These amounts are not available to the Company, unless the line of credit is paid down proportionately.

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

The following tables provide additional information on the ZZ Joint Venture’s assets and liabilities as of December 31, 2014 and June 30, 2014 which are consolidated within the Company’s consolidated balance sheets (in thousands):

	December 31, 2014
	Consolidated	ZZ Joint Venture (1)	%(2)

Current assets	$18,082	$4,546	25%
Long-term assets (3)	48,428	11,871	25%
Total assets	$66,510	$16,417	25%

Current liabilities	$14,520	$11,702	81%
Equity	51,990	4,715	9%
Total liabilities and equity	$66,510	$16,417	25%

	June 30, 2014
	Consolidated	ZZ Joint Venture (1)	%(2)

Current assets	$21,821	$2,256	10%
Long-term assets	69,885	33,193	48%
Total assets	$91,706	$35,449	39%

Current liabilities	$10,418	$7,462	72%
Equity	81,288	27,987	34%
Total liabilities and equity	$91,706	$35,449	39%

(1)	Amounts reflect information for the ZZ Joint Venture and exclude intercompany items.
(2)	ZZ Joint Venture’s percentage of the amount on the Company’s consolidated balance sheets.
(3)	Includes the effect of impairment of long-lived assets related to our ZZ Joint Venture facility.

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

The Company has determined that SES Resource Solutions, Ltd. (“SRS”) which was formed in June 2011 is a VIE and that the Company is not the primary beneficiary since neither the Company nor Midas Resources AG control SRS since each have a 50% ownership interest in SRS and the control, risks and benefits of SRS are shared equally. SRS had no assets or liabilities as of December 31, 2014 and was dissolved on January 9, 2015.

The Company has determined that the TSEC Joint Venture (as defined in Note 2 – Joint Ventures – TSEC Joint Venture) is a VIE and that TST, the joint venture partner, is the primary beneficiary since TST has a 65% ownership interest in the TSEC Joint Venture and has the power to direct the activities of the TSEC Joint Venture that most significantly influence its performance.

The Company has determined that the GC Joint Venture is a VIE and has determined that it is the primary beneficiary since the Company has a 51% ownership interest in the GC Joint Venture and since there are no qualitative factors that would preclude the Company from being deemed the primary beneficiary. There were no significant assets recorded within the GC Joint Venture as of December 31, 2014. There were however, current liabilities of approximately $0.6 million as of December 31, 2014 and $1.2 million as of December 31, 2013, related to unpaid settlements of amounts due to various contractors from the initial construction work for the project. In June 2014, the Company wrote off approximately $0.6 million of these unpaid settlements according to current local business contract law. The GC Joint Venture project is not currently being developed and the Company is continuing to work to liquidate and ultimately dissolve the GC Joint Venture.

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

The Company’s financial assets and liabilities are classified based on the lowest level of input that is significant for the fair value measurement. The following table summarizes the assets and liabilities of the Company measured at fair value on a recurring basis as of December 31, 2014 and June 30, 2014 (in thousands):

	December 31, 2014
	Level 1	Level 2		Level 3	Total
Assets:
Certificates of Deposit	$—	$50	(1)	$—	$50
Certificates of Deposit-restricted	—	1,634	(1)	—	,1,634
Money Market Funds	—	11,474	(2)	—	11,474

Liabilities:
Line of credit	—	3,269	(3)	—	3,269
Short-term bank loan	—	3,269	(3)	—	3,269

	June 30, 2014
	Level 1	Level 2		Level 3	Total
Assets:
Certificates of Deposit	$—	$50	(1)	$—	$50
Money Market Funds	—	16,971	(2)	—	16,971

Liabilities:
Short-term bank loan	—	3,251	(3)	—	3,251

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

The following table summarizes the assets of the Company measured at fair value on a non-recurring basis as of December 31, 2014 and June 30, 2014 (in thousands):

	December 31, 2014
	Level 1	Level 2	Level 3		Total
Assets:
Assets held and used	$—	$—	$10,906	(1)	$10,906

June 30, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Assets held and used	$—	$—	$—	$—

(1)  Amount included in long-term assets on the Company’s consolidated balance sheets, and represents the estimated fair value of our ZZ Joint Venture plant.

The Company’s Level 3 asset fair values are determined using a pricing model and discounted cash flow methodology, as well as significant management judgment and estimation for our ZZ Joint Venture.

The losses recorded during the three months and six months ended December 31, 2014, which were a result of the ZZ Joint Venture plant impairment, were as follows (in thousands):

	Three Months Ended December 31, 2014	Six Months Ended December 31, 2014

Impairment of long-lived assets designated as held and used	$20,914	$20,914
Total losses recorded	$20,914	$20,914

(g) Recently Issued Accounting Standards

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

 The ZZ Joint Venture began producing and selling methanol in November 2013 and sold 12,268 tonnes of methanol during the three months ended December 31, 2014 generating approximately $3.7 million of revenue. The Company assumed operational control of the integrated methanol production facility in October 2013 under a restructured commercial arrangement. The ZZ Joint Venture completed the plant retrofits and equipment upgrades to enable increased methanol production from integrated syngas and coke oven gas feedstock. The ZZ Joint Venture is now operating an integrated plant which has two operating modes where it (i) converts coke oven gas directly to methanol and (ii) converts coal to syngas, then blends the syngas and coke oven gas at a specific ratio to produce additional quantities of methanol.  The ZZ Joint Venture began producing and selling methanol in November 2013 from coke oven gas. The ZZ Joint Venture is managing syngas production in order to optimize results. The syngas facility will generally operate when adequate coke oven gas supplies are available to achieve the correct syngas to coke oven gas blend ratio.

Additionally, the Company is also evaluating alternative products and partnership structures in an effort to repurpose the ZZ Joint Venture plant. In 2010, the ZZ Joint Venture received the necessary government approval for an expansion into monoethylene glycol production. This expansion project remains under evaluation by us. The Company is also evaluating certain new downstream technologies to produce high value products and options for maximizing site asset value. The Company is also considering other options for the gasifiers at the plant, including repurposing by moving to a new location, since methanol prices are in decline.

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

During the three months ended December 31, 2014, there was a significant decline in methanol prices in the China commodity market, which put significant pressure on our methanol production margins at the ZZ Joint Venture plant. Accordingly, the Company evaluated the ongoing value of the ZZ Joint Venture facility and based on this evaluation, the Company determined that the $32 million carrying value of the ZZ Joint Venture facility was no longer entirely recoverable. Due to this impairment, the Company wrote down the value of the facility to its estimated fair value of $11 millon and incurred an impairment expenses of $20.9 million. Fair value was based on expected future cash flows using Level 3 inputs under ASC 820. While changes in market conditions for methanol in China may increase the Company’s operating margins, any further degradation in methanol prices, as well as changes in assumptions used to test for recoverability and to determine fair value, could result in additional impairment charges in the future for the ZZ Joint Venture facility.

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

Key terms of the ZZ Working Capital Loan are as follows:

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

Line of Credit (Deposit Secured Loan) with Zaozhuang Bank Co., Ltd

On October 8, 2014, the ZZ Joint Venture entered a Line of Credit Agreement with Zaozhuang Bank Co., Ltd. (the “ZZ Line of Credit Agreement”), and received a line of credit of approximately $2.5 million. On October 9, 2014, the ZZ Joint Venture entered an additional Line of Credit Agreement with Zaozhuang Bank Co., Ltd. and received a line of credit of approximately $0.8 million.

Key terms of the two lines of credit are as follows:

•	The ZZ Joint Venture is required to deposit 50% of the total face amount, or approximately $1.6 million, to Zaozhuang Bank for the line of credit as a security deposit, and the Company has recorded this amount as certificates of deposit – restricted on its balance sheet as of December 31, 2014;

•	Term of the lines of credit is six months, due on April 8 and April 9, 2015 respectively, and can be renewed for another six month term with bank approval;

•	Service fee is 0.05% of the face amount for each renewal.

•	Xuecheng Energy is the guarantor of each line of credit;

•	Certain assets of the ZZ Joint Venture, including land use rights and the administration building, are pledged as collateral for the lines of credit; and

•	Subject to customary events of default which, should one or more of them occur and be continuing, would permit Zaozhuang Bank Co., Ltd. to declare all amounts owing under the agreements to be due and payable immediately.

Xuecheng Energy’s combined guarantee for both the ZZ Working Capital Loan and the ZZ Line of Credit Agreement is limited to approximately $3.3 million.

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

Under the terms of the joint venture agreements, the Yima Joint Ventures are to be governed by a board of directors consisting of eight directors, two of whom were appointed by the Company and six of whom were appointed by Yima. The joint ventures also have officers that are nominated by the Company, Yima and/or the board of directors pursuant to the terms of the joint venture contracts. The term of the joint venture shall commence upon each joint venture company obtaining its operating license and shall end 30 years after commercial operation of the plant.

The Yima Joint Venture plant generated its first methanol production in December 2012. The Yima Joint Venture plant’s refined methanol section was commissioned in December 2013, and has operated at limited capacity since that date. The plant is designed to produce 300,000 tonnes per year of methanol from operating two of its three available gasifiers and has achieved 100% peak syngas production levels and 80% peak methanol production levels. This plant is intended to provide a commercial demonstration of the Company’s technology as deployed on a much larger scale than the ZZ Joint Venture plant.

The Yima Joint Venture initiated an outage in March 2014 intended to allow the plant to make broad and miscellaneous improvements to many areas of the entire methanol producing facility which had not been completed or properly installed.  Many of these improvements were punch-list items left over from construction, along with improvements which have been learned from the past year’s operation at the plant. Additionally, it was identified during this time that the Yima Joint Venture has not installed all the required units related to removal of sulfur compounds from syngas. A portion of these repairs were completed and the facility was restarted in late June 2014. The plant continues to run at approximately 30% to 50% of design capacity as data is gathered and as repairs and construction continue to be made to the facility.

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

Until May 31, 2013, the Company accounted for its equity interest in the Yima Joint Ventures under the equity method of accounting. Under this method, the Company recorded its proportionate share of the Yima Joint Ventures’ net income or loss based on the Yima Joint Venture’s financial results. As of June 1, 2013, the Company changed to the cost method of accounting because the Company concluded that it is unable to exercise significant influence over the Yima Joint Ventures. The Company’s conclusion regarding its lack of significant influence is based on its interactions with the Yima Joint Ventures related to the start-up and operations and due to various other circumstances including limited participation in operating and financial policymaking processes and the Company’s limited ability to influence technological decisions. There was no equity in losses of the Yima Joint Ventures recognized for financial reporting purposes for the three months and six months period ended December 31, 2014 and 2013 since the Company changed from the equity method to the cost method of accounting as of June 1, 2013.

Additionally, in January 2011, the Company signed gasifier sales agreements with the Yima Joint Ventures to sell gasifiers and gasifier related equipment for an aggregate contract price of $3.0 million. A portion of the equipment associated with these orders was ordered from TST (as defined under “TSEC Joint Venture” in this Note 2). The gasifiers were completed and delivered in January 2012 to the Yima Joint Ventures. As of December 31, 2014, the Yima Joint Ventures had paid $2.4 million of the total contract price and still owed the remaining payment approximately of $0.67 million to the Company. The Company still owes a combined $0.67 million to both TST and an additional vendor associated with the equipment purchase, which is accrued as a current liability on the Company’s consolidated balance sheet.

During the three months ended December 31, 2014, there was a significant decline in methanol price in China commodity market, which put pressure on our Yima Joint Venture plant methanol production margins. Accordingly, the Company performed a fair value analysis based on expected future cash flows using Level 3 inputs under ASC 820. The results of the test indicated that the estimated current fair value of the Yima investment exceeded its book value, and as a result, no impairment is required.

TSEC Joint Venture

Joint Venture Contract

On February 14, 2014, SES Asia Technologies Limited, one of the Company’s wholly owned subsidiaries, entered into a Joint Venture Contract (the “JV Contract”) with Zhangjiagang Chemical Machinery Co., Ltd., which subsequently changed its legal name to Suzhou Tianwo Science and Technology Co. Ltd. (“TST”), to form Jangsu Tianwo-SES Clean Energy Technologies Limited (the “TSEC Joint Venture”). The purpose of the TSEC Joint Venture is to establish the Company’s gasification technology as the leading gasification technology in the TSEC Joint Venture territory (which is initially China, Indonesia, the Philippines, Vietnam, Mongolia and Malaysia) by becoming a leading provider of proprietary equipment for the technology. The scope of the TSEC Joint Venture is to market and license the Company’s gasification technology via project sublicenses; procurement and sale of proprietary equipment and services; coal testing; and engineering, procurement and research and development related to the technology. TST contributed RMB 53,800,000 in April 2014 and is required to contribute an additional RMB 46,200,000 within two years of contract execution for a total contribution of RMB 100,000,000 (approximately USD $16 million) in cash to the TSEC Joint Venture, and owns 65% of the TSEC Joint Venture. The Company has contributed an exclusive license to use of its technology in the TSEC Joint Venture territory pursuant to the terms of a Technology Usage and Contribution Agreement entered into among the TSEC Joint Venture, TST and the Company (the “TUCA”) on the same date. The Company owns 35% of the TSEC Joint Venture.

Under the JV Contract, neither party may transfer their interests in the TSEC Joint Venture without first offering such interests to the other party. Notwithstanding this, the Company has the right until 30 days after the first project sublicense is entered into by the TSEC Joint Venture to transfer 5% of its interest to a financial investor. If the Company elects not to transfer such 5% interest during that period, TST has the option to purchase such interest from the Company for RMB 10,000,000 (approximately USD$1.6 million).

The JV Contract also includes a non-competition provision which requires that the JV be the exclusive legal entity within the TSEC Joint Venture territory for the marketing and sale of any gasification technology or related equipment that utilizes low quality coal feedstock. Notwithstanding this, TST has the right to manufacture and sell gasification equipment outside the scope of the TSEC Joint Venture within the TSEC Joint Venture territory. In addition, the Company has the right to develop and invest equity in projects outside of the TSEC Joint Venture within the TSEC Joint Venture territory. After the termination of the TSEC Joint Venture, TST must obtain written consent from the Company for the market development of any gasification technology that utilizes feedstock in the TSEC Joint Venture territory.

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

The TSEC Joint Venture will be the exclusive operational entity for business relating to the Company’s technology in the TSEC Joint Venture Territory. If the TSEC Joint Venture loses exclusivity due to a Company breach, TST is to be compensated for direct losses and all lost project profits. The Company will also provide training for technical personnel of the TSEC Joint Venture through the second anniversary of the establishment of the TSEC Joint Venture. The Company will also provide a review of engineering works for the TSEC Joint Venture. If modifications are suggested by the Company and not made, the TSEC Joint Venture bears the liability resulting from such failure. If the Company suggests modifications and there is still liability resulting from the engineering work, it is the liability of the Company.

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

The following table presents summarized unconsolidated financial information for the TSEC Venture (in thousands):

Income Statement data:	Three months Ended December 31, 2014	Six months Ended December 31, 2014
Revenue	$—	$—
Operating loss	(742)	(1,417)
Net loss	(742)	(1,418)

Balance sheet data:	December 31, 2014	June 30, 2014
Current assets	$7,793	$8,573
Noncurrent assets	8,067	8,458
Current liabilities	164	3
Noncurrent liabilities	—	—
Equity	15,696	17,028

SES Resource Solutions

SES Resource Solutions, Ltd., or SRS, is a joint venture owned 50% by us and 50% by Midas Resources AG, or Midas that was formed in June 2011 to provide additional avenues of commercialization for the Company’s technology. Key objectives of the joint venture are to identify and procure low cost, low rank coal resources for which the Company’s technology represents the best route to commercialization; to provide investment opportunities in both gasification facilities and coal resources; and to facilitate the establishment of gasification projects globally based on the Company’s technology. In December 2012, SRS suspended its activities due to the unavailability of financing for coal resources, as of January 9, 2015, SRS was dissolved.

The Company’s investment in SRS is accounted for using the equity method. At December 31, 2014, SRS had no assets or liabilities as amounts are funded by the Company as costs are incurred.

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

Note 4 – Stock-Based Compensation

As of December 31, 2014, the Company had outstanding stock option and restricted stock awards granted under the Company’s Amended and Restated 2005 Incentive Plan, as amended (the “Incentive Plan”), under which the Company’s stockholders have authorized a total of 12,000,000 shares of common stock for awards under the Incentive Plan. As of December 31, 2014, there were 1,535,683 shares authorized for future issuance pursuant to the Incentive Plan. Under the Incentive Plan, the Company may grant incentive and non-qualified stock options, stock appreciation rights, restricted stock units and other stock-based awards to officers, directors, employees and non-employees. Stock option awards generally vest ratably over a one to four year period and expire ten years after the date of grant.

Stock option activity during the six months ended December 31, 2014 was as follows:

Shares of Common Stock Underlying
Stock Options

Outstanding at June 30, 2014	7,702,550
Granted	506,025
Exercised	(117,500)
[Forfeited	(20,000)
Outstanding at December 31, 2014	8,071,075
Exercisable at December 31, 2014	7,294,769

The fair values for the stock options granted during the six months ended December 31, 2014 were estimated at the date of grant using a Black-Scholes-Morton option-pricing model with the following weighted-average assumptions:

Risk-free rate of return	1.61%
Expected life of award	5.1 years
Expected dividend yield	0.00%
Expected volatility of stock	85%
Weighted-average grant date fair value	$0.80

Stock warrants activity during the six months ended December 31, 2014 were as follows:

Shares of Common Stock Underlying
Stock Warrants

Outstanding at June 30, 2014	6,616,667
Granted	782,551
Exercised	—
Outstanding at December 31, 2014	7,399,218

The Company recognizes the stock-based compensation expense related to the Incentive Plan awards and warrants over the requisite service period. The following table presents stock based compensation expense attributable to stock option awards issued under the Incentive Plan and attributable to warrants issued to consulting firms as compensation (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013

Incentive Plan	$229,160	$152	$514,312	$485
Consultants	719,946	320	719,946	1,033
Total stock-based compensation expense	$949,106	$472	$1,234,258	$1,518

On November 1, 2013, the Company entered into a management consulting agreement (the “MDC Agreement”) with Market Development Consulting Group, Inc. d/b/a MDC Group (“MDC”) for communications and investor relations advisory services. As part of MDC’s consideration, MDC received an initial warrant to acquire 750,000 shares of common stock on November 1, 2013 at an exercise price of $.70 per share. The fair value of these warrants was estimated to be approximately $0.4 million. MDC will receive additional warrants (“Anniversary Warrants”) to acquire 1% of the then fully diluted common stock on each annual anniversary prior to termination of the MDC Agreement. The exercise price of each such Anniversary Warrant shall be equal to the average closing price over the twenty consecutive trading days immediately preceding the anniversary. An Anniversary Warrant to acquire 782,551 shares at an exercise price of $1.00 per share was issued to MDC in November 2014

Note 5 – Net Loss Per Share

Historical net loss per share of common stock is computed using the weighted average number of shares of common stock outstanding. Basic loss per share excludes dilution and is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Stock options, warrants and unvested restricted stock are the only potential dilutive share equivalents the Company has outstanding for the periods presented. For the three months and six months ended December 31, 2014 and 2013, options and warrants to purchase common stock were excluded from the computation of diluted earnings per share as their effect would have been antidilutive as the Company incurred net losses during those periods.

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

During the three months ended December 31, 2014, there was a significant decline in methanol prices in the China commodity market, which put significant pressure on our ZZ and Yima Joint Venture plant methanol production margins. As a result, the Company evaluated both operating assets for potential impairment as of December 31, 2014. Based on this evaluation, the Company determined that the $32 million carrying value of the ZZ Joint Venture facility was no longer entirely recoverable. Due to this impairment, the Company wrote down the value of the facility to its estimated fair value of $11 millon and incurred an impairment expenses of $20.9 million. Fair value was based on expected future cash flows using Level 3 inputs under ASC 820. The ZZ Joint Venture is currently not paying all of its vendor payables, which is a breach of contract under the ZZ Cooperation Agreement. In addition, there are payments due under the ZZ Line of Credit Agreement on April 8 and 9, 2015 for a combined total of $3.3 million, and payments due under the ZZ Working Capital Loan on September 13, 2015 of $3.3 million. If the ZZ Joint Venture is unable to make these payments, it could forfeit the plant and the restricted certificate of deposit amount of $1.6 million to the lenders. With respect to the Company’s investment in the Yima Joint Venture, the Company performed a fair value analysis based on expected future cash flow, and concluded that fair value exceeded the current book value of the Company’s investment in the Yima Joint Venture. While changes in market conditions for methanol in China may increase the Company’s operating margins, any further degradation in methanol prices, as well as changes in assumptions used to test for recoverability and to determine fair value, could result in additional impairment charges in the future for the ZZ Joint Venture facility or an impairment related to the Yima investment.

The Yima Joint Venture plant’s refined methanol section was commissioned in December 2013, and has operated at limited capacity since that date. Methanol production was approximately 31% of its capacity during the three months ended December 31, 2014. The plant is designed to produce 300,000 tonnes per year of methanol from operating two of its three available gasifiers and has achieved 100% peak syngas production levels and 80% peak methanol production levels. The Yima Joint Venture initiated an outage in March 2014 intended to allow the plant to make broad and miscellaneous improvements to many areas of the entire methanol producing facility which had not been completed or properly installed. Many of these improvements were punch-list items left over from construction, along with improvements which have been learned from the past year’s operation at the plant. Additionally, it was identified during this time that the Yima Joint Venture has not installed all the required units related to removal of sulfur compounds from syngas. A portion of these repairs were completed and the facility was restarted in late June 2014. After three weeks of operation the plant was shut down again due to improper repair techniques on its Heat Recovery System Generator. The Company has limited influence on the operating and financial policymaking of the Yima Joint Ventures. There can be no assurances that the Yima Joint Ventures’ operations will be profitable or that dividends will be paid to the Company. There have been a variety of minor construction related shutdowns which are normally seen in the startup of these types of facilities, but the shutdowns have generally not been related to the gasifier systems. In addition, the Yima Joint Ventures still owe the Company approximately $0.67 million for certain gasifiers and gasifier related equipment delivered in 2012, a portion of which is due from the Company to TST and the balance to a second vendor for providing equipment associated with the gasifiers. It is unclear when or if the balance of this money will be paid to the Company from the Yima Joint Venture.

The Company has made significant progress recently on partnering its China business through the TSEC Joint Venture, including through the recently announced projects with Innovative Coal Chemical Design Insitute, ICCDI, a subsidiary of TST, and Aluminum Corporation of China for an industrial syngas project, as well as with Dengfeng Power Group Co., Ltd. for a planned 160 MW distributed power generation program initially in Henan Province, China. However, the Company expects to continue to have negative operating cash flows until it can generate sufficient cash flows from its technology, equipment and services business and SES China (including the ZZ Joint Venture, the Yima Joint Ventures and the TSEC Joint Venture) to cover its general and administrative expenses and other operating costs. In addition, the Company may need to aggressively pursue additional partners in China and may need to seek other equity financing or reduce its operating expenses. The Company will also limit the development of any further projects until it has assurances that acceptable financing is available to complete the project.

The majority of our revenues are derived from the sale of methanol in China. We do not have long term offtake agreements for these sales, so revenues fluctuate based on local market spot prices, which have been under significant pressure and are generally not consistent or predictable. We remain unsure of how much longer this downward market pressure will continue or where methanol prices will eventually stabilize. Our liquidity and capital resources will be materially adversely affected if markets remain under pressure, and we are unable to obtain satisfactory process for these commodities or if prospective buyers do not purchase these commodities

The Company currently plans to use its available cash for (i) securing a partner for its technology business vertical; (ii) securing orders and other associated tasks associated with the Company’s distributed power initiatives such as in China with Dengfeng Power and in Pakistan with General Electric; (iii) executing the Company’s strategy to develop market based business verticals; (iv) general and administrative expenses; (v) repaying the ZZ Short-term Loan and the ZZ Workign Capital Loan; and (vi) working capital and other general corporate purposes. Although the Company intends for the ZZ Joint Venture to sustain itself through its own earnings, the Company may also need to make additional contributions to the ZZ Joint Venture in order for it to meet its obligations until the ZZ Joint Venture generates sufficient cash flows to cover its operating costs and debt service. The actual allocation and timing of these expenditures will be dependent on various factors, including changes in the Company’s strategic relationships, commodity prices and industry conditions, and other factors that the Company cannot currently predict. In particular, any future decrease in economic activity in China or in other regions of the world in which the Company may in the future do business could significantly and adversely affect our results of operations and financial condition. Operating cash flows from the Company’s joint venture operating projects can be positively or negatively impacted by changes in coal and methanol prices. These are commodities where market pricing is often volatile in nature.

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

The following table presents statements of operations data and assets by segment (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Revenue:
SES China	$3,882	$5,914	$8,096	$5,914
Technology licensing and related services	—	—	—	—
Total revenue	$3,882	$5,914	$8,096	$5,914

Depreciation and amortization:
SES China	$521	$516	$1,042	$1,031
Technology licensing and related services	50	47	100	94
Corporate & other	1	2	3	5
Total depreciation and amortization	$572	$565	$1,145	$1,130

Operating income (loss):
SES China	$(23,525)	$402	$(26,162)	$(2,262)
Technology licensing and related services	(643)	(256)	(1,240)	(346)
Corporate & other	(1,945)	(1,482)	(3,205)	(2,858)
Total operating loss	$(26,113)	$(1,336)	$(30,607)	$(5,466)

Interest expense:
SES China	$74	$122	$138	$192
Total interest expense	$74	$122	$138	$192

Equity in losses of joint ventures:
SES China	$—	$—	$—	$—
Corporate & other	—	—	—	1
Total equity in losses of joint venture	$—	$—	$—	$1

	December 31, 2014	June 30, 2014
Assets:
SES China	$50,021	$76,316
Technology licensing and related services	932	943
Corporate & other	15,557	14,447
Total assets	$66,510	$91,706

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

Our technology can cleanly and economically extract carbon and hydrogen from most types of coal resources, coal wastes and renewable forms of biomass and municipal wastes. This carbon and hydrogen is extracted in the form of synthesis gas, called syngas. Our syngas is then readily converted into a wide range of fundamental energy and chemical products. These products include, but are not limited to, electric power, natural gas (methane), transportation fuels such as gasoline, diesel and jet fuel, chemicals such as methanol, olefins, and glycols, ammonia and urea for agricultural fertilizers and feedstocks for steel making. Our technology is part of a family of gasification technologies which have been used successfully in industrial applications for many years. However, our technology is meaningfully differentiated over these older forms of gasification primarily through its ability to create clean and economical syngas from most forms of coal resources—from the lowest quality brown coals and lignites , high ash sub-bituminous coals and including the highest quality bituminous and anthracite coals—as well as biomass and other renewable waste materials. Our most recent development is the SES XL3000 gasification system introduced in October 2014. It is specifically targeted to provide higher syngas capacity and delivery pressure with lower specific capital costs, while maintaining high carbon to syngas conversion ratios with high syngas generation efficiency on both high and low quality coals. The XL3000 is targeted to deliver efficiency and economy in performance required to meet the needs of the wide range of the world's syngas projects: distributed power, direct reduced iron, or DRI, steelmaking, industrial chemicals, fertilizers, synthetic natural gas, and transportation fuels. The XL3000 gasification system delivers approximately 250% higher syngas capacity than our previous designs with delivery pressures up to 55 bar pressure, driving lower specific capital costs per unit.

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

Our ZZ Joint Venture project is our first commercial scale coal gasification plant and is located in Shandong Province, China. It achieved commercial operation in December 2008. The ZZ Joint Venture is designed to produce clean syngas for sale to an immediately adjacent industrial company which manufactures methanol from the syngas. Under the new commercial structure completed effective October 31, 2013, we assumed control of XE’s methanol facilities and the ZZ Joint Venture plant is operating as an integrated plant which converts coal to syngas and then converts syngas and coke oven gas into methanol, as described in more detail under “Note 2 –Joint Ventures– Zao Zhuang Joint Venture” to our consolidated financial statements. During the quarter ended December 31, 2014, and as discussed further under “Current Operations and Projects – Zao Zhoang Joint Venture,” we incurred impairment expense associated with the write down of the value of the ZZ Joint Venture facility to its fair value.

The Yima Joint Venture project in Henan Province, China generated its first methanol production in December 2012, and is currently in its start-up phase as described in more detail under “Note 2 –Joint Ventures-Yima Joint Venture” to our consolidated financial statements. The Yima Joint Venture plant’s refined methanol section was fully commissioned in December 2013, and has operated at limited capacity since that date. Methanol production was approximately 31% of its capacity during the three months ended December 31, 2014. The plant is designed to produce 300,000 tonnes per year of methanol from operating two of its three available gasifiers and has achieved 100% peak syngas production levels and 80% peak methanol production levels.

We also recently completed the formation of the TSEC Joint Venture, our China joint venture with TST. The purpose of the TSEC Joint Venture is to establish our gasification technology as the leading gasification technology in the TSEC Joint Venture territory (which is initially China, Indonesia, the Philippines, Vietnam, Mongolia and Malaysia) by becoming a leading provider of proprietary equipment for the technology. The scope of the TSEC Joint Venture is to market and license our gasification technology via project sublicenses; procurement and sale of proprietary equipment and services; coal testing; and engineering, procurement and research and development related to the technology. As discussed further below under “-Current Operations and Projects – TSEC Joint Venture,” we have seen the first potential projects emerge with Innovative Coal Chemical Design Insitute and Dengfeng Power Group.

Our collaboration with GE Packaged Power, Inc., a subsidiary of GE, which began in early 2013 to jointly evaluate and market a small scale power generation unit combining our gasification technology with GE’s aeroderivative gas turbines, is an ongoing example of our market-based business vertical developments underway. We, along with our distributed power collaborators, GE, ISTROENERGO GROUP, Inc. and TUTEN Ltd, have signed our first letter of intent, or LOI, with K-Electric (formerly known as Karachi Electric Supply Company), or KESC. KESC is a large electric utility company in Karachi, Pakistan with over 2.3 GW of installed electric generating capacity. The exclusive LOI calls for a feasibility engineering and financial evaluation of a coal gasification power generation project with a capacity between 90 and 200 MW to be constructed near Karachi. The completed feasibility study will serve as the basis for further discussions and negotiations for a syngas power plant contract. In addition, as mentioned above, in December 2014, we and TSEC signed a Framework Agreement with Dengfeng Power Group for a series of engineering and evaluation steps for a 160MW distributed power generation plant intended to utilize the combineation of our gasification technology and GE LM2500+G4 technology platforms with the gasification equipment provided by TSEC. We believe the distributed power segment offers opportunity over time to provide meaningful sales opportunities for our gasification technology and equipment systems, and we intend to focus on the continued development of this business vertical.

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

We are also actively seeking a partner for our technology vertical with existing businesses and vested interest in the growth of the global energy and chemicals projects who also has financial strength, a strong global sales force and demonstrated experience in process or power industry engineering and technology deployment are target candidates for this cooperation with us.

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

ZZ Joint Venture

Our ZZ Joint Venture plant produces clean syngas which is blended with coke oven gas, or COG, to produce chemical-grade methanol, or MeOH. This methanol is sold into the local methanol market in Shandong Province, China.  The history of the ZZ Joint Venture and the commercially restructured facility is described in more detail under “Current Operations and Projects– Zao Zhuang Joint Venture. Key elements of our business strategy for the plant are:

a)	Operating at the highest possible production rates, based on market conditions, to maximize the financial results from the facility.
b)	Maximizing the operation of our gasification systems at the ZZ Joint Venture within local market constraints and continue to demonstrate the robustness and efficient capability of our technology.
c)	Evaluating, advancing and closing new partnering and/or expansion alternatives for improving the financial results of the ZZ Joint Venture, which may include additional downstream technologies to produce high value products at the site.
d)	Secure alternative and increased sources of COG to aid increased production rates and lower production costs, as well as to seek to restructure the existing Cooperation Agreement to reflect the current methanol market situation.
e)	Selective testing of new inventions at the ZZ Joint Venture that will benefit the joint venture and our future gasification projects.
f)	Continuously improving and innovating at the ZZ Joint Venture to lower production costs and improve operating margins.
g)	Considering other options for gasifiers at the plant, including repurposing by moving to another location.

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

We own 25% of the Yima Joint Ventures and Yima Coal Industry (Group) Co., Ltd., or Yima, owns 75%. Yima controls the construction, startup and operation of the plant. Recently, Yima put in place a new facility management structure, which we believe will significantly improve the operations of the facility. We believe the fundamental value of the Yima Joint Ventures is sound due to (1) the preferential coal pricing Yima can provide to the facility, (2) our technology’s capability to efficiently gasify this low quality coal and (3) the benefits derived from the plant’s large scale. More detail is available under “Current Operations and Projects – Yima Joint Ventures”. Key elements of our business strategy for the Yima plant are:

a)	Achieving formal commercial acceptance of the entire facility including documented acceptance of the performance of our technology at Yima.
b)	Explore ways to monetize our investment in Yima.
c)	Achievement of safe, compliant, full-design annual methanol production rates and overall profitable operation which can lead to dividend distributions to the shareholders of the joint venture.
d)	Increase the scrutiny of results from onsite JV management via cooperation with Yima and Henan Energy and Chemical Industry Group Co., Ltd., parent company of Yima, or HNECGC, senior leadership, maintaining our onsite staff, regular joint venture board meetings and related shareholder meetings.

e)	Continually assess long-term approach for us in the Yima Joint Ventures to maximize our financial return through achieving eventual dividends, restructuring alternatives and/or exit strategies.

TSEC Joint Venture

The purpose of the TSEC Joint Venture is to establish our gasification technology as the leading gasification technology in the TSEC Joint Venture territory (which is China, Indonesia, the Philippines, Vietnam, Mongolia and Malaysia) by becoming a leading provider of proprietary equipment for the technology. The scope of the TSEC Joint Venture is to market and license our gasification technology via project sublicenses; procurement and sale of proprietary equipment and services; coal testing; and engineering, procurement and research and development related to the technology. In addition, we believe our TSEC Joint Venture will also help build new partnerships within market segments such as DRI steel, power, transportation fuels and for longer term value creation, larger scale SNG projects utilizing low rank coal resources and biomass where our technology brings, and accelerate the commercialization of our technology on a global basis enabling us to reduce the capital requirements to achieve this acceleration. We own a 35% interest in the TSEC Joint Venture. More detail is available under “Current Operations and Projects – TSEC Joint Venture”. Key elements of our business strategy for TSEC are:

a)	Achieve initial orders for new project license and equipment supply.
b)	Secure first customers for our higher pressure 40bar gasification platform, with a focus on brown field projects which could move quickly to install and operate the 40 bar system.
c)	Expand the scope of supply of the TSEC joint venture to grow from licenses and proprietary equipment supply into supply of non-proprietary process equipment into TSEC projects.
d)	Expand the TSEC engineering and construction capability together with TST to provide fully constructed fixed priced gasification systems in the territory.
e)	Endeavor to form collaborations and partnerships in market segments with known leaders in those markets to help advance our technology, such as our exclusive marketing agreement with the TSEC Joint Venture and Midrex Technologies for coal gasification-based DRI and our framework agreement with Dengfeng Power for a planned 160 MW power generation plant.
f)	Build implementation capability with TSEC to supply high quality, low cost equipment into our global projects outside the territory.

Partnering with proven project development companies.

We believe that compatible and strategic partners will help us grow and accelerate deployment of our technology, engineering, equipment and services into global projects much faster and with better overall market penetration capability and value generation than if we were to continue on our own. As a result, we are actively seeking such a partner and intend to complete this undertaking within the next two to three quarters. Potential partners with existing businesses and vested interest in the growth of the global energy and chemicals projects who also has financial strength, a strong global sales force and demonstrated experience in process or power industry engineering and technology deployment are target candidates for this cooperation with us.

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

Results of Operations

Three Months Ended December 31, 2014 Compared to the Three Months Ended December 31, 2013

Revenue. Total revenue was $3.9 million for the three months ended December 31, 2014 compared to $5.9 million for the three months ended December 31, 2013.

Our ZZ Joint Venture began producing and selling methanol in November 2013 and sold 12,268 tonnes of methanol and generated approximately $3.7 million of revenue during the three months ended December 31, 2014 compared with 10,127 tonnes of methanol sold and generated approximately $4.4 million of revenue during the three months ended December 31, 2013. The decrease in revenue was primarily due to a 30 % decrease in methanol prices during the three months ended December 31, 2014 when compared to the three months ended December 31, 2013. Pursuant to the ZZ Cooperation Agreement, prior payments of approximately $1.8 million from Xuejiao were applied to settling the prior payments due under the syngas purchase and sale agreement, as a result, the ZZ Joint Venture recognized these related party advances as product sales of approximately $1.5 million, net of value-added taxes, during the three months ended December 31, 2013.

Technology licensing and related services revenue was $0.2 million for the three months ended December 31, 2014, which resulted from technical consulting and engineering services provided to our TSEC Joint Venture. There was no technology licensing and related services revenue for the three months ended December 31, 2013.

Costs of sales and plant operating expenses. Costs of sales and plant operating expenses increased to $5.3 million for the three months ended December 31, 2014 compared to $4.0 million for the three months ended December 31, 2013. The increase was primarily due to the costs incurred for the ZZ Joint Venture’s production of methanol from coke oven gas purchased from Xuecheng Energy, including electricity, coke oven gas, labor and other operating costs.

General and administrative expenses. General and administrative expenses increased by $0.1 million to $2.3 million for the three months ended December 31, 2014 compared to $2.2 million for the three months ended December 31, 2013. The increase was due primarily to the loss of approximately $0.1 million incurred to write down our ZZ Joint Venture’s inventory to the current fair market value resulting from the decline of methanol price in China market. Recurring general and administrative expenses consist primarily of compensation, professional and consulting fees, travel, and other costs of our corporate, development and administrative functions in Houston and Shanghai, and project and technical development expenses.

Stock-based compensation expense. Stock-based compensation expense increased by $0.4 million to $0.9 million for the three months ended December 31, 2014 compared to $0.5 million for the three months ended December 31, 2013. The increase was due primarily to the expensing of approximately $0.7 million for the fair value of warrants issued in connection with our consulting agreement with MDC in November 2014 compared to the expensing of only approximately $0.4 million for the fair value of warrants issued to MDC in November 2013.

Depreciation and amortization expense. Depreciation and amortization expense was $0.6 million for both of the three months ended December 31, 2014 and 2013 and was primarily related to depreciation of our ZZ Joint Venture plant’s assets.

Impairment of ZZ Joint Venture Plant. Impairment of the ZZ Joint Venture Plant was recognized for the three months ended December 31, 2014 of approximately $20.9 million (see “-Current Operations and Projects – Zao Zhuang Joint Venture”).

Foreign currency gains. Foreign currency gain was $36,000 for the three months ended December 31, 2014 compared to $31,000 for the three months ended December 31, 2013. These amounts resulted from the appreciation of the Renminbi Yuan relative to the U.S. dollar.

Interest expense. Interest expense decreased to $74,000 for the three months ended December 31, 2014 compared to $0.1 million for the three months ended December 31, 2013. For the three months ended December 31, 2014, our interest expense relates to the ZZ Working Capital Loan (as defined under “–Liquidity and Capital Resources”) with the ZaoZhuang Bank Co. Ltd., or ZZ Bank. For the three months ended December 31, 2013, our interest expense related to ZZ Joint Venture’s loans with Industrial and Commercial Bank of China, or ICBC, and the ZZ Short-term Loan (as defined under “–Liquidity and Capital Resources”) with ZZ Bank. The ZZ Joint Venture repaid its final principal payment of RMB 7.3 million (approximately $1.2 million) to ICBC in January 2014 and repaid its principal of approximately $3.3 million for the ZZ Short-term Loan in September 2014. The decrease in interest expense was due primarily to the lower principal outstanding as of December 31, 2014.

Six Months Ended December 31, 2014 Compared to the Six Months Ended December 31, 2013

Revenue. Total revenue increased to $8.1 million for the six months ended December 31, 2014 compared to $5.9 million for the six months ended December 31, 2013.

Our ZZ Joint Venture began producing and selling methanol in November 2013 and sold 25,117 tonnes of methanol and generated approximately $7.9 million of revenue during the six months ended December 31, 2014 compared with 10,127 tonnes of methanol sold and generated approximately $4.4 million of revenue during the six months ended December 31, 2013. Pursuant to the ZZ Cooperation Agreement, prior payments of approximately $1.8 million from Xuejiao were applied to settling the prior payments due under the syngas purchase and sale agreement, as a result, the ZZ Joint Venture recognized these related party advances as product sales of approximately $1.5 million, net of value-added taxes, during the three months ended December 31, 2013.

Technology licensing and related services revenue was $0.2 million for the six months ended December 31, 2014, which resulted from technical consulting and engineering services provided to our TSEC Joint Venture. There was no technology licensing and related services revenue for the six months ended December 31, 2013.

Costs of sales and plant operating expenses. Costs of sales and plant operating expenses increased by $6.9 million to $11.0 million for the six months ended December 31, 2014 compared to $4.1 million for the six months ended December 31, 2013. The increase was due principally to the ZZ Joint Venture producing and selling methanol until November 2013, the cost incurred for production of methanol from coke oven gas purchased from Xuecheng Energy, those costs include electricity, coke oven gas, labor and other operating costs. In addition, the ZZ Joint Venture incurred costs of approximately $0.4 million during the six months ended December 31, 2013 for non-routine repairs and retrofit expenses incurred for the new operations and restart of its syngas plant.

General and administrative expenses. General and administrative expenses decreased by $0.2 million to $4.4 million for the six months ended December 31, 2014 compared to $4.6 million for the six months ended December 31, 2013. The decrease was due primarily to a reduction of consulting expenses resulted from the termination of our consulting agreement with Crystal Vision Energy Limited, or CVE, as of August 31, 2013 and reductions in employee related compensation cost resulted from reducing headcount in China. Recurring general and administrative expenses consist primarily of compensation, professional and consulting fees, travel, and other costs of our corporate, development and administrative functions in Houston and Shanghai, and project and technical development expenses.

Stock-based compensation expense. Stock-based compensation expense decreased by $0.3 million to $1.2 million for the six months ended December 31, 2014 compared to $1.5 million for the six months ended December 31, 2013. The decrease was due primarily to the reduction of expensing the excess of the fair value over the consideration paid for shares of common stock and warrants issued to CVE under a unit purchase agreement due to the termination of the consulting agreement with CVE as of August 31, 2013 and offset, in part, by higher fair values of warrants issued to MDC in November 2014 compared to the fair values of warrants issued to MDC in November 2013.

Depreciation and amortization expense. Depreciation and amortization expense was $1.1 million for both of the six months ended December 31, 2014 and 2013 and was primarily related to depreciation of our ZZ Joint Venture’s syngas plant assets.

Impairment of ZZ Joint Venture Plant. Impairment of the ZZ Joint Venture Plant was recognized for the six months ended December 31, 2014 of approximnately $21 million. (See “–Current Operations and Projects – Zao Zhuang Joint Venture”).

Foreign currency gain. Foreign currency gain was $27,000 for the six months ended December 31, 2014 and $43,000 for the six months ended December 31, 2013. These amounts resulted from the appreciation of the Renminbi Yuan relative to the U.S. dollar.

Interest expense. Interest expense was $0.1 million for the six months ended December 31, 2014 compared to $0.2 million for the six months ended December 31, 2013. For the six months ended December 31, 2014, our interest expense relates to the ZZ Working Capital Loan and the ZZ Short-term Loan with ZZ Bank. For the six months ended December 31, 2013, our interest expense related to ZZ Joint Venture’s loans with ICBC, and the ZZ Short-term Loan with ZZ Bank. The ZZ Joint Venture repaid its final principal payment of RMB 7.3 million (approximately $1.2 million) to ICBC in January 2014 and repaid its principal of approximately $3.3 million for the ZZ Short-term Loan in September 2014. The decrease in interest expense was due primarily to the lower principal outstanding as of December 31, 2014.

Liquidity and Capital Resources

We have financed our operations to date through private placements of our common stock and in three public offerings: one in November 2007, one in June 2008 and one in March 2014. We have used the proceeds of these offerings primarily for the development of our technology, including the investments in the ZZ Joint Venture and the Yima Joint Ventures, and to pay other business development and general and administrative expenses. In addition, the ZZ Joint Venture had a loan agreement with ICBC which funded certain of its plant’s construction costs, the ZZ Short-term Loan funded in September 2013 to finance costs related to the ZZ Cooperation Agreement, and the ZZ Working Capital Loan funded in October 2014 for purchase of raw material. We do not currently have all of the financial resources necessary to fully develop and execute on all of our business opportunities and, as discussed further under “–Outlook,” we may need to raise additional capital through equity and debt financing for any new ventures that are developed, to support our existing projects and possible expansions thereof and for our corporate general and administrative expenses.

As of December 31, 2014, we had $13.7 million in cash and cash equivalents and $3.6 million of working capital available to us. During the six months ended December 31, 2014, we used $7.1 million in operating activities compared to $4.3 million for the six months ended December 31, 2013. We used $1.6 million in investing activities for the certificate of deposit required by ZZ Bank for securing the ZZ Line of Credit Agreement and $0.3 million for capital expenditures related to the ZZ Cooperation Agreement for the six months ended December 31, 2014 compared with $1.2 million for the six months ended December 31 2013. For the six months ended December 31, 2014, we used $3.3 million in financing activities to repay the ZZ Short-term bank loan with ZZ Bank, and we used $1.2 million for the scheduled semi-annual principal payments on the ZZ Joint Venture’s loan with ICBC for the six months ended December 31, 2013. On October 2, 2014, the ZZ Joint Venture received approximately $3.3 million of working capital loan proceeds from ZZ Bank under the ZZ Working Capital Loan. On October 8, 2014, the ZZ Joint Venture received a line of credit of approximately $2.5 million from ZaoZhuang Bank and on October 9, 2014, the ZZ Joint Venture received an additional Line of credit of approximately $0.8 million from ZZ Bank. Amounts owed to ZZ Bank are $3.3 million in April 2015 and $3.3 million in September 2015. It is expected that these amounts will be paid out of ZZ Joint Venture funds.

We currently plan to use our available cash for (i) securing a partner for our technology business vertical; (ii) securing orders and other associated tasks associated with our distributed power initiatives such as in China with Dengfeng Power and in Pakistan with General Electric; (iii) executing our strategy to develop market based business verticals, (iv) general and administrative expenses (v) repaying the ZZ Short-term Loan and the ZZ Working Capital Loan and (vi) working capital and other general corporate purposes. Although we intend for the ZZ Joint Venture to sustain itself through its own earnings, we may also need to make additional contributions to the ZZ Joint Venture in order for it to meet its obligations until the ZZ Joint Venture generates sufficient cash flows to cover its operating costs and debt service.

Short-term Loan Agreement with Zaozhuang Bank Co., Ltd

On September 10, 2013, the ZZ Joint Venture entered into a short-term loan agreement with ZZ Bank (the “ZZ Short-term Loan”), and received approximately $3.3 million of loan proceeds for the retrofit and related costs contemplated by the ZZ Cooperation Agreement. The ZZ Joint Venture paid off the ZZ Short-term Loan in September 2014.

Working Capital Loan Agreement with Zaozhuang Bank Co., Ltd

On October 2, 2014, the ZZ Joint Venture replaced the above ZZ Short-term Loan with a new working capital loan agreement with the ZZ Bank (the “ZZ Working Capital Loan”), and received approximately $3.3 million of loan proceeds.

Key terms of the ZZ Working Capital Loan are as follows:

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

Line of Credit (Deposit Secured Loan) with Zaozhuang Bank Co., Ltd

On October 8, 2014, the ZZ Joint Venture entered a Line of Credit Agreement with the ZZ Bank (the “ZZ Line of Credit Agreement”), and received a line of credit of approximately $2.5 million. On October 9, 2014, the ZZ Joint Venture entered an additional Line of Credit Agreement with ZZ Bank and received a line of credit of approximately $0.8 million.

Key terms of the two lines of credit are as follows:

•	The ZZ Joint Venture is required to deposit 50% of the total face amount, or approximately $1.6 million, to the ZZ Bank for the line of credit as a security deposit;

•	Term of the lines of credit is six months, due on April 8 and April 9, 2015 respectively, and can be renewed for another six months term with bank approval;

•	Service fee is 0.05% of the face amount for each renewal.

•	Xuecheng Energy is the guarantor of the line of credit;

•	Certain assets of the ZZ Joint Venture, including land use rights and the administration building, are pledged as collateral for the lines of credit; and

•	Subject to customary events of default which, should one or more of them occur and be continuing, would permit the the ZZ Bank to declare all amounts owing under the agreements to be due and payable immediately.

Xuecheng Energy’s combined guarantee for both the ZZ Working Capital Loan and the ZZ Line of Credit Agreement is limited to approximately $3.3 million.

ZZ Joint Venture liquidity

Due to the low methanol prices in China, the ZZ Joint Venture is currently not paying all of its vendor payables. In addition, there are payments due under the ZZ Line of Credit Agreement on April 8 and 9 of 2015 for a combined total of $3.3 million, and payments due under the ZZ Working Capital Loan on September 13, 2015 of $3.3 million. If the ZZ Joint Venture is unable to make these payments, it could forfeit the plant and the restricted certificate of deposit amount of $1.6 million to the lenders.

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

The ZZ Joint Venture began producing and selling methanol in November 2013 and sold 12,268 tonnes of methanol during the three months ended December 31, 2014 generating approximately $3.7 million of revenue. We assumed operational control of the integrated methanol production facility in October 2013 under a restructured commercial arrangement. The ZZ Joint Venture completed the plant retrofits and equipment upgrades to enable increased methanol production from integrated syngas and coke oven gas feedstock. The ZZ Joint Venture is now operating an integrated plant which has two operating modes where it (i) converts coke oven gas directly to methanol and (ii) converts coal to syngas, then blends the syngas and coke oven gas at a specific ratio to produce additional quantities of methanol.  The ZZ Joint Venture began producing and selling methanol in November 2013 from coke oven gas. The ZZ Joint Venture restarted its syngas plant for approximately two weeks during December 2013. The ZZ Joint Venture intends to manage syngas production in order to optimize results. The syngas facility will generally operate when adequate coke oven gas supplies are available to achieve the correct syngas to coke oven gas blend ratio. The ZZ Joint Venture also recently executed agreements to secure an additional minimum 4,000 normal cubic meters per hour of coke oven gas from a local supplier, with a target of 5,000 normal cubic meters per hour, in order to increase methanol production and reduce supply risks. This additional coke oven gas represents approximately a 30% increase in feedstock supply for the ZZ Joint Venture Plant. In addition, the Company is focused on lowering our operating costs, as well as reducing forced outages at the facility.

Additionally, we are also evaluating alternative products and partnership structures for a possible repurpose of the ZZ Joint Venture plant. In 2010, the ZZ Joint Venture received the necessary government approval for an expansion into monoethylene glycol production. This expansion project remains under evaluation by us. We are also evaluating certain new downstream technologies to produce high value products and options for maximizing site asset value. We are also considering other options for the gasifiers at the plant, including repurposing by moving to a new location, since methanol prices are in decline.

Current ZZ Operating Description and Capability

As described above, we assumed operational control of the integrated methanol production facility in October 2013 under a restructured commercial arrangement pursuant to the ZZ Cooperation Agreement. The ZZ Joint Venture completed plant retrofits and equipment upgrades to enable increased methanol production from integrated syngas and COG feedstock. The ZZ Joint Venture began producing and selling methanol in November 2013 and sold 12,268 tonnes of methanol during the three months ended December 31, 2014 generating approximately $3.7 million of revenue. The ZZ Joint Venture restarted its syngas plant for approximately two weeks during December 2013. In January 2014, the facility produced methanol from coke oven gas only due to coke oven gas supplies disruptions during the cold weather when COG was diverted to the city gas loop for residential heating needs. We expect such diversions of COG into residential heating during the winter months to be reduced or eliminated in the future due to local town gas system being upgraded to use pipeline natural gas.

We are experiencing methanol prices in China and at our ZZ facility at near historic lows. Under these conditions the facility has operated primarily in the COG only mode. We believe methanol prices have been at these recent low levels primarily related to both the general economic conditions in China as demonstrated by China’s current low PMI and due to a correlation between methanol prices and oil prices.

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

During meetings with the local government at Xuecheng in June 2014 and separate meetings with Xuejiao, the ZZ Joint Venture has been advised that the existing Xuejiao coke oven facility may be permanently shutdown in the future. A definitive timeline has not been established for this shutdown and the ZZ Joint Venture was informed that it may occur in the next 3 to 4 years. Xuejiao has constructed a new coking coal facility about 20 kilometers away from the current facility and this new facility is intended to eventually replace the current facility which has come under scrutiny for pollution from its old generation coking coal technology used. Because of this the ZZ Joint Venture intends to develop its alternatives for continued production of methanol and other products from the facility. The ZZ Joint Venture is expected to qualify as a clean industrial producer of chemicals such as methanol which can be expanded into a clean industrial park once the existing coke ovens are removed. We are evaluating alternative products and partnership structures for partnering and/or expansion of the ZZ Joint Venture plant. In 2010, the ZZ Joint Venture received the necessary government approval for an expansion into mono-ethylene glycol production. This expansion project remains under evaluation by us. We are also evaluating new downstream technologies to produce high value products at the site.

Impairment

During the three months ended December 31, 2014, there was a significant decline in methanol prices in China. By December 31, 2014, methanol prices were below 1,900 Rmb per tonne, which was a level not seen since November 2009. This significant decline in methanol prices generally corresponded to the significant decline in global oil prices for the same quarter. Due to this reduction in methanol prices, the ZZ Joint Venture’s gasification portion of the facility is no longer able to make a positive financial contribution to the facility and has been turned off since December 2014 until such time as methanol prices increase.

The ZZ Joint Venture plant is contractually obligated to take coke oven gas from Xuecheng Energy and Xuecheng Energy is under extreme financial pressure because their coke oven gas operations are running at a loss in the current low steel price environment in China. Xuecheng Energy is unable to shut down this operation and wait for improved steel prices. As a result, the ZZ Joint Venture is currently taking the coke oven gas feedstock and managing the operation with cash and revenues coming solely from methanol sales which have been adequate to pay fixed costs and third-party costs, except for the coke oven gas. As a result the ZZ Joint Venture is accruing a payable for coke oven gas, which was $3.0 million as of December 31, 2014, and the ZZ Joint Venture anticipates negotiating a settlement for this payable with Xuecheng Energy in the future.

Due to this significant shift in the market for methanol, we were required to evaluate the ongoing value of the ZZ Joint Venture facility and, based on this evaluation, we determined that the ZZ Joint Venture asset value is no longer entirely recoverable as of December 31, 2014. Becasue of this, we have incurred an impairment expense of $20.9 million, reducing the value of the facility to a fair value of $11 millon. Fair value was based on expected future cash flows using Level 3 inputs under ASC 820. While changes in market conditions for methanol in China may increase operating margins, any further reduction in methanol prices, as well as changes in assumptions used to test for recoverability and to determine fair value, could result in additional impairment charges in the future for the ZZ Joint Venture facility.

The primary reasons that we recorded an impairment on the ZZ Joint Venture plant and not on Yima are (1) the Yima facility is significantly larger than the ZZ Joint Venture plant, thus spreading our fixed costs over more units, (2) the Yima project is newer than the ZZ Joint Venture plant, therefore has a longer remaining life, (3) Yima is less expensive to operate, since the coal at Yima is generally purchased at a lower cost and (4) the ZZ Joint Venture plant operates primarily on COG, whereas Yima operates solely on syngas.

Yima Joint Ventures

In August 2009, we entered into amended joint venture contracts with Yima, replacing the prior joint venture contracts entered into in October 2008 and April 2009. The joint ventures were formed for each of the gasification, methanol/methanol protein production, and utility island components of the plant, or collectively, the Yima Joint Ventures. The amended joint venture contracts provide that: (i) we and Yima contribute equity of 25% and 75%, respectively, to the Yima Joint Ventures; (ii) Yima will guarantee the repayment of loans from third party lenders for 50% of the project’s cost and, if debt financing is not available, Yima is obligated to provide debt financing via shareholder loans to the project until the project is able to secure third-party debt financing; and (iii) Yima will supply coal to the project from a mine located in close proximity to the project at a preferential price subject to a definitive agreement to be subsequently negotiated. In connection with entering into the amended contracts, we and Yima contributed remaining cash equity contributions of $29.3 million and $90.8 million, respectively, to the Yima Joint Ventures during the three months ended September 30, 2009. We and Yima shall share the profits, and bear the risks and losses, of the joint ventures in proportion to our respective ownership interests..

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

The Yima Joint Venture plant generated its first methanol production in December 2012. The Yima Joint Venture plant’s refined methanol section was commissioned in December 2013, and has operated at limited capacity since that date. The plant is designed to produce 300,000 tonnes per year of methanol from operating two of its three available gasifiers and has achieved 100% peak syngas production levels and 80% peak methanol production levels. This plant is intended to provide a commercial demonstration of our technology as deployed on a much larger scale than the ZZ Joint Venture plant.

The Yima Joint Venture initiated an outage in March 2014 that was intended to allow the plant to make broad and miscellaneous improvements to many areas of the entire methanol producing facility which had not been completed or properly installed. Many of these improvements were punch-list items left over from construction, along with improvements which have been learned from the past year’s operation at the plant. Additionally, it was identified during this time that the Yima Joint Venture has not installed all the required units related to removal of sulfur compounds from syngas. A portion of these repairs were completed and the facility was restarted in late June 2014. After three weeks of operation the plant was shut down again due to improper repair techniques on its Heat Recovery System Generator. The plant continues to run at approximately 30% to 50% of design capacity as data is gathered and as repairs and construction continue to be made to the facility.

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

During the three months ended December 31, 2014, there was a significant decline in methanol price in China commodity market, which put pressure on our Yima Joint Venture plant methanol production margins. Accordingly, the Company performed a fair value analysis based on expected future cash flows. The results of the test indicated that the current estimated fair value of the Yima investment exceeded its book value, and as a result, no impairment is required.

TSEC Joint Venture

Joint Venture Summary

On February 14, 2014, SES Asia Technologies Limited, one of our wholly owned subsidiaries, entered into a Joint Venture Contract (the “JV Contract”) with Zhangjiagang Chemical Machinery Co., Ltd., which subsequently changed its name to Suzhou Tianwo Science and Technology Co. Ltd. (“TST”), to form Jiangsu Tianwo-SES Clean Energy Technologies Limited (the “TSEC Joint Venture”). The purpose of the TSEC Joint Venture is to establish our gasification technology as the leading gasification technology in the TSEC Joint Venture territory (which is initially China, Indonesia, the Philippines, Vietnam, Mongolia and Malaysia) by becoming a leading provider of proprietary equipment for the technology. The scope of the TSEC Joint Venture is to market and license our gasification technology via project sublicenses; procurement and sale of proprietary equipment and services; coal testing; and engineering, procurement and research and development related to the technology. TST contributed RMB 53,800,000 in April 2014 and is required to contribute an additional RMB 46,200,000 within two years of contract execution for a total contribution of RMB 100,000,000 (approximately USD $16 million) in cash to the TSEC Joint Venture, and owns 65% of the TSEC Joint Venture, and we have contributed an exclusive license to use of our technology in the TSEC Joint Venture territory pursuant to the terms of a Technology Usage and Contribution Agreement entered into among the TSEC Joint Venture, TST and us (the “TUCA”) on the same date, and own 35% of the TSEC Joint Venture. Under the JV Contract, neither party may transfer their interests in the TSEC Joint Venture without first offering such interests to the other party. Notwithstanding this, we have the right until 30 days after the first project sublicense is entered into by the TSEC Joint Venture to transfer 5% of its interest to a financial investor. If we elect not to transfer such 5% interest during that period, TST has the option to purchase such interest from us for RMB 10,000,000 (approximately USD$1.6 million).

Through the TSEC Joint Venture, we have partnered a significant portion of our China business with TST, a financially strong and highly skilled Chinese chemical equipment manufacturing company which desired to invest into the growth of China’s clean energy space and which recognized the opportunity afforded by our technology capability and business model.  We believe partnering with TST can accelerate the commercialization of our technology on a global basis and will enable us to reduce our capital requirements to achieve this acceleration. In addition, our China business will not only support the growth of our TSEC Joint Venture but we believe will also build new partnerships in China within market segments such as DRI steel, power, transportation fuels and for longer term value creation, larger scale SNG projects utilizing low rank coal resources and biomass which our technology brings. We intend to form business verticals where we can secure ownership positions in these market vertical partnerships that both help build value for the TSEC Joint Venture and for our China business.

TSEC Projects

In December 2014, Innovative Coal Chemical Design Insitute, ICCDI, a subsidiary of TST, was awarded three projects from Aluminum Corporation of China, Shandong Branch. The award calls for ICCDI to serve as the general contractor providing all engineering and construction of the three projects. ICCDI has finalized two of the three definitive agreements for the projects and expects to finalize the third and final definitive agreement by the end of our fiscal year. The Company’s technology systems are to be supplied by TSEC to ICCDI and will be used to produce an expected combined total of approximately 175,000 normal cubic meters per hour of industrial syngas as a clean energy fuel for three existing aluminum manufacturing plants, located in the Shandong, Henan and Shanxi provinces. TSEC is is also undertaking the required engineering work now while also developing the required contracts with ICCDI for completion of the three projects.

In December 2014, we and TSEC entered into an agreement with Dengfeng Power Group Co., Ltd., or DFPG, for a distributed power generation program initially in Henan Province, China. The first phase of the program will be a pre-feasibility study for the first of several planned 160 MW distributed power plants designed to utilize two state-of-the-art SES XL3000 advanced fluidized bed gasification systems; gasification equipment provided by TSEC, and four GE model LM2500+G4 aero-derivative gas turbines and related power generation equipment. Upon the completion and successful results of the feasibility studies, and requisite government approvals, the first cleaner distributed power plant is expected to be built in Dengfeng. It is intended to serve as a model for additional cleaner coal distributed power generation projects in Dengfeng (up to 600 MW total), as well as elsewhere in Henan Province and in other regions of China. DFPG, an industrial conglomerate specializing in thermal power generation whose products include aluminum, other non-ferrous metals and cement, and who operates power generation plants and coal mines in Henan Province, is funding the program and will serve as the owner and operator of the first project.

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

Outlook

Our strategies are focused on securing a partner for our technology business vertical, the continuing progress of the ZZ Joint Venture’s methanol production and commercial sales including the syngas plant’s restart, improving operations at the Yima Joint Venture, developing our TSEC Joint Venture, sourcing suitable partners for our other business verticals and advancing and improving our gasification technology, such as through our new XL3000 gasification system. Our business is to create value by supplying our technology, equipment and services into global projects where lower cost low quality coals, coal wastes, municipal wastes, agricultural biomass, and other biomass feedstocks can be profitably converted through our proprietary gasification technology into clean synthesis gas, or syngas (a mixture of primarily hydrogen, carbon monoxide, and methane), which is then used to produce a variety of high value energy, power, and chemical products.

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

During the three months ended December 31, 2014, there was a significant decline in methanol prices in China during the quarter ending December 31, 2014, which caused an operating loss from our methanol production at the ZZ Joint Venture plant. Methanol prices at the end of December 2014 were below 1,900 Rmb per tonne, which was a level not seen since November 2009. This significant decline in methanol prices generally corresponded to the significant decline in global oil prices for the same quarter. Due to this significant shift in the market for methanol, we were required to evaluate the ongoing value of the ZZ Joint Venture facility and, based on this evaluation, we determined that the ZZ Joint Venture asset value is no longer entirely recoverable as of December 31, 2014. Becasue of this, we have incurred an impairment expense of $20.9 million, reducing the value of the facility to a fair value of $11 millon. While changes in market conditions for methanol in China may increase operating margins, any further reduction in methanol prices, as well as changes in assumptions used to test for recoverability and to determine fair value, could result in additional impairment charges in the future for the ZZ Joint Venture facility.

We have made significant progress recently on partnering our China business through the TSEC Joint Venture, including through the recently announced projects with ICCDI, and Aluminum Corporation of China for an industrial syngas project, as well as with Dengfeng for a planned 160 MW distributed power generation program initially in Henan Province, China. However, we expect to continue to have negative operating cash flows until we can generate sufficient cash flows from our technology, equipment and services business and SES China (including the ZZ Joint Venture, the Yima Joint Ventures and the TSEC Joint Venture) to cover our general and administrative expenses and other operating costs. We will also limit the development of any further projects until we have assurances that acceptable financing is available to complete the project. We may pursue the development of selective projects with strong and credible partners or off-takers where we believe equity and debt can be raised or where we believe we can attract a financial partner to participate in the project and where the project would utilize our technology, equipment and services.

We are also actively seeking a partner for our technology vertical with existing businesses and vested interest in the growth of the global energy and chemicals projects who also has financial strength, a strong global sales force and demonstrated experience in process or power industry engineering and technology deployment are target candidates for this cooperation with us.

We currently plan to use our available cash for (i) securing a partner for our technology business vertical; (ii) securing orders and other associated tasks associated with our distributed power initiatives such as in China with Dengfeng Power and in Pakistan with General Electric; (iii) executing our strategy to develop market based business verticals, (iv) general and administrative expenses (v) repaying the ZZ Short-term Loan and the ZZ Working Capital Loan and (vi) working capital and other general corporate purposes. Although we intend for the ZZ Joint Venture to sustain itself through its own earnings, we may also need to make additional contributions to the ZZ Joint Venture in order for it to meet its obligations until the ZZ Joint Venture generates sufficient cash flows to cover its operating costs and debt service. The actual allocation and timing of these expenditures will be dependent on various factors, including changes in our strategic relationships, commodity prices and industry conditions, and other factors that we cannot currently predict. In particular, any future decrease in economic activity in China or in other regions of the world in which we may in the future do business could significantly and adversely affect our results of operations and financial condition. Operating cash flows from our joint venture operating projects can be positively or negatively impacted by changes in coal and methanol prices. These are commodities where market pricing is often volatile in nature.

We do not currently have all of the financial and human resources necessary to fully develop and execute on all of our business opportunities; however, we intend to finance our development through paid services, technology access fees, equity and debt financings and by securing financial and strategic partners focused on the development of these opportunities. We can make no assurances that our business operations will provide us with sufficient cash flows to continue our operations. We are also seeking to raise capital by partnering our technology vertical. We may need to raise additional capital through equity and debt financing for any new ventures that are developed, to support our existing projects and possible expansions thereof and for our corporate general and administrative expenses. We may consider a full range of financing options in order to create the most value in the context of the increasing interest we are seeing in our technology. We cannot provide any assurance that any financing will be available to us in the future on acceptable terms or at all. Any such financing could be dilutive to our existing stockholders. If we cannot raise required funds on acceptable terms, we may not be able to, among other things, (i) maintain our general and administrative expenses at current levels including retention of key personnel and consultants; (ii) successfully develop our licensing and related service businesses; (iii) negotiate and enter into new gasification plant development contracts and licensing agreements; (iv) make additional capital contributions to our joint ventures; (v) fund certain obligations as they become due; and (vi) respond to competitive pressures or unanticipated capital requirements.

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

ZZ Joint Venture Plant Impairment Analysis

During the three months ended December 31, 2014, there was a significant decline in methanol prices in the China commodity market, which put significant pressure on our ZZ Joint Venture facility methanol production margins. Accordingly, we evaluated the ongoing value of the ZZ Joint Venture facility. Based on this evaluation, we determined that the $32 million carrying value of the ZZ Joint Venture facility was no longer entirely recoverable. Due to this impairment, the Company wrote down the value of the facility to its estimated fair value of $11 million. Fair value was based on expected future cash flows using Level 3 inputs under ASC 820. Changes in market conditions for methanol in China, as well as changes in assumptions used to test for recoverability and to determine fair value, could result in additional impairment charges in the future for our ZZ Joint Venture facility.

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

We have determined that the ZZ Joint Venture is a VIE and that we are the primary beneficiary. We have determined that the Yima Joint Ventures are VIEs and that Yima is the primary beneficiary since Yima has a 75% ownership interest in the Yima Joint Ventures. We have determined that TSEC is a VIE and that TST is the primary beneficiary since TST has a 65% ownership interest in the Joint Venture. We have determined that the GC Joint Venture is a VIE and that we are the primary beneficiary since we have a 51% ownership interest in the GC Joint Venture and since there are no qualitative factors that would preclude us from being deemed the primary beneficiary. We have determined that SRS is a VIE and that we are not the primary beneficiary since we and Midas each have a 50% ownership interest in SRS and the control, risks and benefits of SRS are shared equally, SRS was dissolved on January 9, 2015.

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

Foreign currency risk

We conduct operations in China and our functional currency in China is the Renminbi Yuan. Our consolidated financial statements are expressed in U.S. dollars and will be negatively affected if foreign currencies, such as the Renminbi Yuan, depreciate relative to the U.S. dollar. In addition, our currency exchange losses may be magnified by exchange control regulations in China or other countries that restrict our ability to convert into U.S. dollars. The People’s Bank of China, the monetary authority in China, sets the spot rate of the Renminbi Yuan, and may also use a variety of techniques, such as intervention by its central bank or imposition of regulatory controls or taxes, to affect the exchange rate relative to the U.S. dollar. In the future, the Chinese government may also issue a new currency to replace its existing currency or alter the exchange rate or relative exchange characteristics by devaluation or revaluation of the Renminbi Yuan in ways that may be adverse to our interests.

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

Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2014. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2014.

Notwithstanding the foregoing, there can be no assurance that the Company’s disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to disclose material information otherwise required to be set forth in the Company’s periodic reports. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months and six months ended December 31, 2014 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

We will require substantial additional funding, and our failure to raise additional capital necessary to support and expand our operations could reduce our ability to compete and could harm our business.

As of December 31, 2014, we had $13.7 million in cash and cash equivalents. We currently plan to use our available cash for (i) securing a partner for our technology business vertical; (ii) securing orders and other associated tasks associated with our distributed power initiatives such as in China with Dengfeng Power and in Pakistan with General Electric; (iii) executing our strategy to develop market based business verticals, (iv) general and administrative expenses; (v) repaying the ZZ Short-term Loan and the ZZ Working Capital Loan and (vi) working capital and other general corporate purposes. Although we intend for the ZZ Joint Venture to sustain itself through its own earnings, we may also need to make additional contributions to the ZZ Joint Venture in order for it to meet its obligations until the ZZ Joint Venture generates sufficient cash flows to cover its operating costs and debt service. The actual allocation and timing of these expenditures will be dependent on various factors, including changes in our strategic relationships, commodity prices and industry conditions, and other factors that we cannot currently predict. In particular, any future decrease in economic activity in China or in other regions of the world in which we may in the future do business could significantly and adversely affect our results of operations and financial condition. Operating cash flows from our joint venture operating projects can be positively or negatively impacted by changes in coal and methanol prices. These are commodities where market pricing is often volatile in nature.

We have made significant progress recently on partnering our China business through the TSEC Joint Venture, including through the recently announced projects with ICCDI, and Aluminum Corporation of China for an industrial syngas project, as well as with Dengfeng for a planned 160 MW distributed power generation program initially in Henan Province, China. However, we expect to continue to have negative operating cash flows until we can generate sufficient cash flows from our technology, equipment and services business and SES China (including the ZZ Joint Venture, the Yima Joint Ventures and the TSEC Joint Venture) to cover our general and administrative expenses and other operating costs. We will also limit the development of any further projects until we have assurances that acceptable financing is available to complete the project. We may pursue the development of selective projects with strong and credible partners or off-takers where we believe equity and debt can be raised or where we believe we can attract a financial partner to participate in the project and where the project would utilize our technology, equipment and services.

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

The majority of our current revenues are derived from the sale of methanol in China. We do not have long term offtake agreements for these sales, so revenues fluctuate based on local market spot prices, which have been under significant pressure, and we are unsure of how much longer this will continue. During the quarter ended December 31, 2014, we incurred an impairment loss associated with the impact of reduced methanol prices on our ZZ Joint Venture plant. While changes in market conditions for methanol in China may increase our operating margins, any further degradation in methanol prices, as well as changes in assumptions used to test for recoverability and to determine fair value, could result in additional impairment charges in the future for the ZZ Joint Venture facility or an impairment related to the Yima investment. Our liquidity is also negatively effected if the ZZ Joint Venture plant does not operate due to the reduced methanol pricing. Although we are considering various options for these gasifiers due to the pricing of methanol, including repurposing by moving them to a new location, there can be no assurances that we will be able to generate more than limited revenues until methanol prices recover. Our revenues, liquidity and capital resources will be materially adversely affected if markets remain under pressure, and we are unable to obtain satisfactory prices for these commodities or if prospective buyers do not purchase these commodities.

We may be subject to future impairment losses due to potential declines in the fair value of our assets.

During the three months ended December 31, 2014, there was a significant decline in methanol prices in the China commodity market, which put significant pressure on our ZZ Joint Venture plant methanol production margins. As a result, we evaluated both operating assets for potential impairment as of December 31, 2014. Based on this evaluation, we determined that the $32 million carrying value of the ZZ Joint Venture facility was no longer entirely recoverable. Due to this impairment, we wrote down the value of the facility to its estimated fair value of $11 millon and incurred an impairment expenses of $20.9 million. The potential for future impairment at the ZZ Joint Venture plant or for other of our assets is increased during a period of economic uncertainty, including with respect to the current reduced pricing of methanol. Should general economic, market or business conditions decline further, and continue to have a negative impact on our stock price or revenues, we may be required to record additional impairment charges in the future, which could materially and adversely affect financial condition and results of operation.

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

We also include the condensed financial information of the TSEC in our consolidated financial statements. We rely on personnel in China to compile this information and deliver it to us in a timely fashion so that the information can be incorporated into our consolidated financial statements prior to the due dates for our annual and quarterly reports. Any difficulties or delays in receiving this information or incorporating it into our consolidated financial statements could impair our ability to timely file our annual and quarterly reports.

We are dependent on our relationships with our strategic partners for project development.

We are dependent on our relationships with our strategic partners to accelerate our expansion, fund our development efforts, better understand market practices and regulatory issues and more effectively handle challenges that may arise. Through the TSEC Joint Venture, we have partnered a significant portion of our China business with TST, a financially strong and highly skilled Chinese company which desires to invest into the growth of China’s clean energy space and which recognizes the opportunity afforded by our technology capability and business model.  We believe partnering with TST can accelerate the commercialization of our technology on a global basis and will enable us to reduce our capital requirements to achieve this acceleration. We are also seeking a partner for our technology vertical. Our future success will depend on these relationships and any other strategic relationships that we may enter into. We cannot assure you that we will satisfy the conditions required to maintain these relationships under existing agreements or that we can prevent the termination of these agreements. We also cannot assure you that we will be able to enter into relationships with future strategic partners on acceptable terms, including partnering our technology vertical. The termination of any relationship with an existing strategic partner, our failure to successfully partner our technology vertical, or the inability to establish additional strategic relationships may limit our ability to develop the TSEC Joint Venture, our projects, including the ZZ Joint Venture and Yima Joint Ventures and our marketing arrangement with GE and Midrex, and may have a material adverse effect on our business and financial condition.

We may not be successful developing our business strategies.

In addition to the completion of the Yima Joint Venture plant and the restart of the ZZ Joint Venture plant, we intend to focus on developing our business verticals and focus on the development of our recently formed TSEC Joint Venture.  Although we have begun to develop our power vertical through our relationship with GE and our DRI steel vertical with Midrex, we are still in the early stages of developing these verticals and many of the relationships with potential partners are still being cultivated. We are also seeking a partner for our technology vertical. We cannot provide assurance that we will be able to successfully develop our business verticals or to successfully grow the TSEC Joint Venture, which depends upon several factors, including the strength of global energy and chemical markets, commodity prices and the continued success of our ZZ Joint Venture Plant and Yima Joint Venture plant.  There can be no assurances that we will be able to succeed in these strategies and our inability to do so could have a material adverse effect on our business and results of operation.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information.

None.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. All statements other than statements of historical fact are forward-looking statements. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected. Among those risks, trends and uncertainties are the ability of our ZZ joint venture to effectively operate XE's methanol plant and produce methanol; the ability of our project with Yima to produce earnings and pay dividends; our ability to develop and expand business of the TSEC joint venture in the joint venture territory; our ability to successfully partner our technology business; our ability to develop our power business unit and marketing arrangement with GE and our other business verticals, including DRI steel, through our marketing arrangement with Midrex Technologies, and renewables; our ability to successfully develop the SES licensing business; events or circumstances which result in an impairment of assets, including, but not lmited to, at our ZZ Joint Venture; our ability to reduce operating costs; our ability to make distributions and repatriate earnings from our Chinese operations; our limited history, and viability of our technology; commodity prices, including in particular methanol, and the availability and terms of financing; our ability to obtain the necessary approvals and permits for future projects; our ability to raise additional capital, if any, and our ability to estimate the sufficiency of existing capital resources; the sufficiency of internal controls and procedures; and our results of operations in countries outside of the U.S., where we are continuing to pursue and develop projects. Although we believe that in making such forward-looking statements our expectations are based upon reasonable assumptions, such statements may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. We cannot assure you that the assumptions upon which these statements are based will prove to have been correct.

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

Item 6. Exhibits

Number	Description of Exhibits

31.1*	Certification of Chief Executive Officer of Synthesis Energy Systems, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer of Synthesis Energy Systems, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer of Synthesis Energy Systems, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2*	Certification of Chief Financial Officer of Synthesis Energy Systems, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNTHESIS ENERGY SYSTEMS, INC.

Date: February 13, 2015	By:	/s/ Robert Rigdon
Robert Rigdon
President and Chief Executive Officer

Date: February 13, 2015	By:	/s/ Roger Ondreko
Roger Ondreko Chief Financial Officer

