Form 10-Q
period 2015-03-31
SYNTHESIS ENERGY SYSTEMS INC
filed 2015-05-13
CIK 1375063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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
Yes ☐   No ☑

As of May 10, 2015 there were 85,300,304 shares of the registrant’s common stock, par value $.01 per share, outstanding.

PART I
Item 1.  Financial Statements

SYNTHESIS ENERGY SYSTEMS, INC.
Consolidated Balance Sheets
(In thousands, except per share amounts)

	March 31, 2015	June 30, 2014
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$11,573	$19,407
Certificate of deposit- restricted	1,628	—
Accounts receivable-related party, net	711	676
Prepaid expenses and other currents assets	673	873
Inventory	512	865
Total current assets	15,097	21,821

Property, plant and equipment, net	10,371	31,499
Intangible asset, net	965	1,049
Investment in joint ventures	34,813	34,856
Other long-term assets	1,955	2,481

Total assets	$63,201	$91,706

LIABILITIES AND EQUITY
Current liabilities:
Accrued expenses and accounts payable	$8,333	$7,167
Line of credit	3,256	—
Short-term bank loan	3,256	3,251

Total current liabilities	14,845	10,418

Commitment and contingencies

Stockholder’s Equity:
Common stock, $0.01 par value: 200,000 shares authorized: 73,300 and 73,107 shares issued and outstanding, respectively	733	731
Additional paid-in capital	242,827	241,125
Accumulated deficit	(200,026)	(165,984)
Accumulated other comprehensive income	6,101	6,062
Total stockholders’ equity	49,635	81,934
Noncontrolling interests in subsidiaries	(1,279)	(646)

Total stockholder’s equity	48,356	81,288

Total liabilities and stockholder’s equity	$63,201	$91,706

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2015	2014

Revenue:
Product sales and other — related parties	$2,780	$4,600
Related party consulting and equipment sales	15	2,635
Total revenue	2,795	7,235

Costs and Expenses:
Costs of sales and plant operating expenses	3,874	7,806
General and administrative expenses	2,226	2,536
Stock-based compensation expense	381	336
Depreciation and amortization	229	596

Total costs and expenses	6,710	11,274

Operating loss	(3,915)	(4,039)

Non-operating income (expense):
Equity in losses of joint ventures	—	(1)
Foreign currency loss, net	(20)	(48)
Interest income	33	6
Interest expense	(76)	(101)

Net loss	(3,978)	(4,183)

Less: Net loss attributable to noncontrolling interests	(45)	(33)

Net loss attributable to stockholders	$(3,933)	$(4,150)

Net loss per share:
Basic and diluted	$(0.05)	$(0.06)

Weighted average common shares outstanding:
Basic and diluted	73,239	64,266

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Nine Months Ended March 31,
	2015	2014

Revenue:
Product sales and other — related parties	$10,725	$10,514
Related party consulting and equipment sales	166	2,635

Total revenue	10,891	13,149

Costs and Expenses:
Costs of sales and plant operating expenses	14,916	11,933
General and administrative expenses	6,594	7,141
Stock-based compensation expense	1,615	1,855
Depreciation and amortization	1,373	1,727
Impairment of long-lived assets	20,914	—

Total costs and expenses	45,412	22,656

Operating loss	(34,521)	(9,507)

Non-operating income (expense):
Equity in losses of joint ventures	—	(2)
Foreign currency gains (losses), net	6	(5)
Interest income	53	22
Interest expense	(214)	(292)

Net loss	(34,676)	(9,784)

Less: Net loss attributable to noncontrolling interests	(634)	(36)

Net loss attributable to stockholders	$(34,042)	$(9,748)

Net loss per share:
Basic and diluted	$(0.47)	$(0.15)

Weighted average common shares outstanding:
Basic and diluted	73,220	63,886

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.
Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Net loss, as reported	$(3,978)	$(4,183)	$(34,676)	$(9,784)
Unrealized foreign currency translation adjustment	(71)	(229)	40	100
Comprehensive loss	(4,049)	(4,412)	(34,636)	(9,684)
Less comprehensive income (loss) attributable to noncontrolling interests	(47)	39	(633)	42
Comprehensive loss attributable to the Company	$(4,002)	$(4,373)	$(34,003)	$(9,642)

See accompanying notes to the consolidated financial statements

SYNTHESIS ENERGY SYSTEMS, INC.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended March 31,
	2015	2014

Cash flows from operating activities:
Net loss	$(34,676)	$(9,784)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,615	1,855
Depreciation of property, plant and equipment	1,201	1,532
Amortization of intangible and other assets	172	195
Impairment of long-lived assets	20,914	—
Equity in losses of joint ventures	—	2
Foreign currency gains	(6)	5
Changes in operating assets and liabilities:
Accounts receivable	(35)	(675)
Prepaid expenses and other current assets	206	917
Inventory	353	(1,003)
Other long-term assets	(247)	283
Accrued expenses and payables	1,202	(479)
Net cash used in operating activities	(9,301)	(7,152)

Cash flows from investing activities:
Certificate of deposit- restricted	(1,627)	—
Capital expenditures	(253)	(765)
Equity investment in joint ventures	—	(1,547)
Net cash used in investing activities	(1,880)	(2,312)

Cash flows from financing activities:
Payments on long-term bank loan	—	(2,448)
Payments on short-term bank loan	(3,253)	—
Proceeds from short-term bank loan	3,254	3,253
Proceeds from Line of Credit	3,254	—
Proceeds from exercise of stock options, net	89	228
Proceeds from issuance of common stock, net	—	14,261
Net cash provided by financing activities	3,344	15,294

Effect of exchange rates on cash	3	21

Net increase (decrease) in cash	(7,834)	5,851

Cash and cash equivalents, beginning of period	19,407	15,870

Cash and cash equivalents, end of period	$11,573	$21,721

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.
Consolidated Statement of Equity
(In thousands)
(Unaudited)

	Common Stock				Accumulated Other	Non-
	Shares	Common Stock	Additional Paid-in Capital	Deficit Accumulated	Comprehensive Income	controlling Interest	Total
Balance at June 30, 2014	73,107	$731	$241,125	$(165,984)	$6,062	$(646)	$81,288
Net loss	—	—	—	(34,042)	—	(634)	(34,676)
Currency translation adjustment	—	—	—	—	39	1	40
Comprehensive loss	—	—	—	—	—	—	(34,636)
Net proceeds from issuance of common stock	193	2	87	—	—	—	89
Stock-based compensation expense	—	—	1,615	—	—	—	1,615
Balance at March 31, 2015	73,300	$733	$242,827	$(200,026)	$6,101	$(1,279)	$48,356

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

(b) Basis of presentation and principles of consolidation

The consolidated financial statements for the periods presented are unaudited.  Operating results for the three month and nine months periods ended March 31, 2015 are not necessarily indicative of results to be expected for the fiscal year ending June 30, 2015.

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

(c) Certificate of deposit-restricted

The Company had approximately $1.6 million in restricted certificates of deposit at March 31, 2015. These amounts represent deposits made to Zaoahuang Bank Co, Ltd. and are used to secure the ZZ Line of Credit Agreement (as defined in Note 2) with Zaozhuang Bank Co., Ltd.  These amounts are not available to the Company, unless the line of credit is paid down proportionately.

(d) Accounting for Variable Interest Entities (“VIEs”) and Financial Statement Consolidation Criteria

The joint ventures which the Company enters into may be considered VIEs. The Company consolidates all VIEs where it is the primary beneficiary. This determination is made at the inception of the Company’s involvement with the VIE and is continuously assessed. The Company considers qualitative factors and forms a conclusion that the Company, or another interest holder, has a controlling financial interest in the VIE and, if so, whether it is the primary beneficiary. In order to determine the primary beneficiary, the Company considers who has the power to direct activities of the VIE that most significantly impacts the VIE’s performance and has an obligation to absorb losses from or the right to receive benefits of the VIE that could be significant to the VIE. The Company does not consolidate VIEs where it is not the primary beneficiary. The Company accounts for these unconsolidated VIEs using either the equity method of accounting or the cost method of accounting and includes its net investment on its consolidated balance sheets. Under the equity method, the Company’s equity interest in the net income or loss from its unconsolidated VIEs is recorded in non-operating income (expense) on a net basis on its consolidated statement of operations. Equity investments in which the Company exercises significant influence but does not control and is not the primary beneficiary are accounted for using the equity method. In the event of a change in ownership, any gain or loss resulting from an investee share issuance is recorded in earnings. Investments in which the Company is not able to exercise significant influence over the investee are accounted for under the cost method. Controlling interest is determined by majority ownership interest and the ability to unilaterally direct or cause the direction of management and policies of an entity after considering any third-party participatory rights.

The Company has determined that the ZZ Joint Venture is a VIE and has determined that the Company is the primary beneficiary. In making the initial determination, the Company considered, among other items, the change in profit distribution between the Company and Xuejiao (as defined in Note 2 – Joint Ventures) after 20 years. The expected negative variability in the fair value of the ZZ Joint Venture’s net assets was considered to be greater during the first 20 years of the ZZ Joint Venture’s life, which coincided with our original 95% profit/loss allocation, versus the latter 30 years in which the Company’s profit/loss allocation would be reduced to 10%. As the result of an amendment to the ZZ Joint Venture agreement in 2010, the profit distribution percentages will remain in place after the first 20 years, providing further support to the determination that the Company is the primary beneficiary.

The following tables provide additional information on the ZZ Joint Venture’s assets and liabilities as of March 31, 2015 and June 30, 2014 which are consolidated within the Company’s consolidated balance sheets (in thousands):

	March 31, 2015
	Consolidated	ZZ Joint Venture (1)	% (2)

Current assets	$15,097	$4,232	28%
Long-term assets (3)	48,104	11,560	24%
Total assets	$63,201	$15,792	25%

Current liabilities	$14,845	$12,403	84%
Equity	48,356	3,389	7%
Total liabilities and equity	$63,201	$15,792	25%

	June 30, 2014
	Consolidated	ZZ Joint Venture (1)	% (2)

Current assets	$21,821	$2,256	10%
Long-term assets	69,885	33,193	48%
Total assets	$91,706	$35,449	39%

Current liabilities	$10,418	$7,462	72%
Equity	81,288	27,987	34%
Total liabilities and equity	$91,706	$35,449	39%

(1)	Amounts reflect information for the ZZ Joint Venture and exclude intercompany items.
(2)	ZZ Joint Venture’s percentage of the amount on the Company’s consolidated balance sheets.
(3)	Includes the effect of impairment of long-lived assets related to our ZZ Joint Venture facility.

The Company has determined that the Yima Joint Ventures are VIEs and that Yima (as defined in Note 2 – Joint Ventures), the joint venture partner, is the primary beneficiary since Yima has a 75% ownership interest in the Yima Joint Ventures and has the power to direct the activities of the VIE that most significantly influence the VIE’s performance.

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

The Company has determined that SES Resource Solutions, Ltd. (“SRS”) which was formed in June 2011 is a VIE and that the Company is not the primary beneficiary, since neither the Company nor Midas Resources AG control SRS as each have a 50% ownership interest in SRS and the control, risks and benefits of SRS are shared equally. SRS was dissolved on January 9, 2015.

The Company has determined that the TIANWO-SES Joint Venture (as defined in Note 2 – Joint Ventures – TIANWO-SES Joint Venture) is a VIE and that TST, the joint venture partner, is the primary beneficiary since TST has a 65% ownership interest in the TIANWO-SES Joint Venture and has the power to direct the activities of the TIANWO-SES Joint Venture that most significantly influence its performance.

The Company has determined that the GC Joint Venture is a VIE and has determined that it is the primary beneficiary since the Company has a 51% ownership interest in the GC Joint Venture and since there are no qualitative factors that would preclude the Company from being deemed the primary beneficiary. There were no significant assets recorded within the GC Joint Venture as of March 31, 2015.  There were however, current liabilities of approximately $0.6 million as of March 31, 2015 and $1.2 million as of March 31, 2014, related to unpaid settlements of amounts due to various contractors from the initial construction work for the project.  In June 2014, the Company wrote off approximately $0.6 million of these unpaid settlements according to current local business contract law.  The GC Joint Venture project is not currently being developed and the Company is continuing to work to liquidate and ultimately dissolve the GC Joint Venture.

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

The Company’s financial assets and liabilities are classified based on the lowest level of input that is significant for the fair value measurement.  The following table summarizes the assets and liabilities of the Company measured at fair value on a recurring basis as of March 31, 2015 and June 30, 2014 (in thousands):

	March 31, 2015
	Level 1		Level 2		Level 3	Total
Assets:
Certificates of Deposit	$—		$50	(1)	$—	$50
Certificates of Deposit-restricted	—		1,628	(1)	—	1,628
Money Market Funds	9,381	(2)	—		—	9,381
Liabilities:
Line of credit	—		3,256	(3)	—	3,256
Short-term bank loan	—		3,256	(3)	—	3,256

	June 30, 2014
	Level 1		Level 2		Level 3	Total
Assets:
Certificates of Deposit	$—		$50	(1)	$—	$50
Money Market Funds	16,971	(2)	—		—	16,971
Liabilities:
Short-term bank loan	—		3,251	(3)	—	3,251

(1)	Amount included in current assets on the Company’s consolidated balance sheets.
(2)	Amount included in cash and cash equivalents on the Company’s consolidated balance sheets.
(3)	Amount included in current liabilities on the Company’s consolidated balance sheets.

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

The losses recorded during the three months and nine months ended March 31, 2015, which were a result of the ZZ Joint Venture plant impairment, were as follows (in thousands):

	Three Months Ended March 31, 2015	Nine Months Ended March 31, 2015

Impairment of long-lived assets designated as held and used	$—	$20,914
Total losses recorded	$—	$20,914

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

 The ZZ Joint Venture began producing and selling methanol in November 2013 and sold 10,584 tonnes of methanol during the three months ended March 31, 2015 generating approximately $2.8 million of revenue.  The Company assumed operational control of the integrated methanol production facility in October 2013 under a restructured commercial arrangement. The ZZ Joint Venture completed the plant retrofits and equipment upgrades to enable increased methanol production from integrated syngas and coke oven gas feedstock. The ZZ Joint Venture is now operating an integrated plant which has two operating modes where it (i) converts coke oven gas directly to methanol and (ii) converts coal to syngas, then blends the syngas and coke oven gas at a specific ratio to produce additional quantities of methanol.  The ZZ Joint Venture began producing and selling methanol in November 2013 from coke oven gas. The ZZ Joint Venture is managing syngas production in order to optimize results. The syngas facility will generally operate when adequate coke oven gas supplies are available to achieve the correct syngas to coke oven gas blend ratio.

Additionally, the Company is also evaluating alternative products and partnership structures in an effort to repurpose the ZZ Joint Venture plant.  In 2010, the ZZ Joint Venture received the necessary government approval for an expansion into monoethylene glycol production. This expansion project remains under evaluation by us. The Company is also evaluating certain new downstream technologies to produce high value products and options for maximizing site asset value.  The Company is also considering other options for the gasifiers at the plant, including repurposing by moving to a new location.

Although the Company intends for the ZZ Joint Venture to sustain itself through its own earnings, the Company may need to make additional contributions to the ZZ Joint Venture in order for it to meet its obligations.  In September 2014, we made a capital contribution of $1.5 million to the ZZ Joint Venture.  This capital contribution was used to pay a portion of the ZZ Short-term Loan, which was due on September 9, 2014.  If the Company does not make such capital contributions when needed, the Company could risk forfeiting its interest in the ZZ Joint Venture facility.

During the three months ended December 31, 2014, there was a significant decline in methanol prices in the China commodity market, which put significant pressure on our methanol production margins at the ZZ Joint Venture plant.  Accordingly, the Company evaluated the ongoing value of the ZZ Joint Venture facility and based on this evaluation, the Company determined that the $32 million carrying value of the ZZ Joint Venture facility was no longer entirely recoverable.  Due to this impairment, the Company wrote down the value of the facility to its estimated fair value of  $11 millon and incurred an impairment expenses of $20.9 million.  Fair value was based on expected future cash flows using Level 3 inputs under ASC 820.  Although methanol prices have begun to increase slightly and further changes in market conditions for methanol in China may increase the Company’s operating margins, any further degradation in methanol prices, as well as changes in assumptions used to test for recoverability and to determine fair value, could result in additional impairment charges in the future for the ZZ Joint Venture facility.

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

Line of Credit (Deposit Secured Loan) with Zaozhuang Bank Co., Ltd

On October 8, 2014, the ZZ Joint Venture entered into a Line of Credit Agreement with Zaozhuang Bank Co., Ltd., and received a line of credit of approximately $2.5 million.  On October 9, 2014, the ZZ Joint Venture entered an additional Line of Credit Agreement with Zaozhuang Bank Co., Ltd. and received a line of credit of approximately $0.8 million (collectively, the “ZZ Line of Credit Agreement”).

Key terms of the ZZ Line of Credit Agreement are as follows:

•
The ZZ Joint Venture is required to deposit 50% of the total face amount, or approximately $1.6 million, to Zaozhuang Bank for the line of credit as a security deposit, and the Company has recorded this amount as certificates of deposit – restricted on its balance sheet as of March 31, 2015;

•	Term of the lines of credit is six months, due on April 8 and April 9, 2015 respectively, and can be renewed for another six month term with bank approval;

•	Service fee is 0.05% of the face amount for each renewal;

•	Xuecheng Energy is the guarantor of each line of credit;

•	Certain assets of the ZZ Joint Venture, including land use rights and the administration building, are pledged as collateral for the lines of credit; and

•
Subject to customary events of default which, should one or more of them occur and be continuing, would permit Zaozhuang Bank Co., Ltd. to declare all amounts owing under the agreements to be due and payable immediately.

Xuecheng Energy’s combined guarantee for both the ZZ Working Capital Loan and the ZZ Line of Credit Agreement is limited to approximately $3.3 million.

In April 2015, we repaid the ZZ Line of Credit Agreement and renewed the agreement for $3.3 million for 6 months with Zaozhuang Bank Co., Ltd under identical terms.  The ZZ Line of  Credit Agreement is now due in October 2015.

As discussed in Note 6 - Risks and Uncertainties, if the ZZ Joint Venture does not have adequate funds to repay the ZZ Working Capital Loan and the ZZ Line of Credit Agreement, we run the risk of forfeiting our interest in the ZZ Joint Venture facility and the related $1.6 million restricted certificate of deposit.

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

The Yima Joint Venture plant generated its first methanol production in December 2012. The Yima Joint Venture plant’s refined methanol section was commissioned in December 2013, and has operated at limited capacity since that date.  Methanol production was approximately 44% of its capacity during the three months ended March 31, 2015.  The plant is designed to produce 300,000 tonnes per year of methanol from operating two of its three available gasifiers and has achieved 100% peak syngas production levels and 80% peak methanol production levels.  This plant is intended to provide a commercial demonstration of the Company’s technology as deployed on a much larger scale than the ZZ Joint Venture plant.

The Yima Joint Venture initiated an outage in April 2015 intended to allow the plant to make additional improvements and conduct a major overhaul to equipment in several areas of the methanol producing facility.  Many of these improvements were identified from the past year’s operation at the plant.  Additionally, it was identified that the Yima Joint Venture did not install all the required units related to removal of sulfur compounds from syngas.  Currently Yima management is planning to install the sulphur removal equipment by December 2015. The plant has historically operated at approximately 30% to 50% of design capacity.

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

Until May 31, 2013, the Company accounted for its equity interest in the Yima Joint Ventures under the equity method of accounting. Under this method, the Company recorded its proportionate share of the Yima Joint Ventures’ net income or loss based on the Yima Joint Venture’s financial results. As of June 1, 2013, the Company changed to the cost method of accounting because the Company concluded that it is unable to exercise significant influence over the Yima Joint Ventures. The Company’s conclusion regarding its lack of significant influence is based on its interactions with the Yima Joint Ventures related to the start-up and operations and due to various other circumstances including limited participation in operating and financial policymaking processes and the Company’s limited ability to influence technological decisions.  There was no equity in losses of the Yima Joint Ventures recognized for financial reporting purposes for the three months and nine months period ended March 31, 2015 and 2014 since the Company changed from the equity method to the cost method of accounting as of June 1, 2013.

Additionally, in January 2011, the Company signed gasifier sales agreements with the Yima Joint Ventures to sell gasifiers and gasifier related equipment for an aggregate contract price of $3.0 million.  A portion of the equipment associated with these orders was ordered from TST (as defined under “TIANWO-SES Joint Venture” in this Note 2).  The gasifiers were completed and delivered in January 2012 to the Yima Joint Ventures.  As of March 31, 2015, the Yima Joint Ventures had paid $2.4 million of the total contract price and still owed the remaining payment approximately of $0.67 million to the Company. The Company still owes a combined $0.67 million to both TST and an additional vendor associated with the equipment purchase, which is accrued as a current liability on the Company’s consolidated balance sheet.

During the latter part of 2014, there was a significant decline in methanol price in China commodity market, which put pressure on our Yima Joint Venture plant methanol production margins.  Accordingly, the Company performed a fair value analysis as of December 31, 2014 based on expected future cash flows using Level 3 inputs under ASC 820.  The results of the test indicated that the estimated current fair value of the Yima investment exceeded its book value, and as a result, no impairment is required.  Methanol prices have since improved and were approximately 2,250 Rmb per tonne as of March 31, 2015.

TIANWO-SES Joint Venture

Joint Venture Contract

On February 14, 2014, SES Asia Technologies Limited, one of the Company’s wholly owned subsidiaries, entered into a Joint Venture Contract (the “JV Contract”) with Zhangjiagang Chemical Machinery Co., Ltd., which subsequently changed its legal name to Suzhou Tianwo Science and Technology Co. Ltd. (“TST”),  to form Jiangsu Tianwo-SES Clean Energy Technologies Limited (the “TIANWO-SES Joint Venture”).  The purpose of the TIANWO-SES Joint Venture is to establish the Company’s gasification technology as the leading gasification technology in the TIANWO-SES Joint Venture territory (which is initially China, Indonesia, the Philippines, Vietnam, Mongolia and Malaysia) by becoming a leading provider of proprietary equipment for the technology. The scope of the TIANWO-SES Joint Venture is to market and license the Company’s gasification technology via project sublicenses; procurement and sale of proprietary equipment and services; coal testing; and engineering, procurement and research and development related to the technology. TST contributed RMB 53,800,000 in April 2014 and is required to contribute an additional RMB 46,200,000 within two years of contract execution for a total contribution of RMB 100,000,000 (approximately USD $16 million) in cash to the TIANWO-SES Joint Venture, and owns 65% of the TIANWO-SES Joint Venture.  The Company has contributed an exclusive license to use of its technology in the TIANWO-SES Joint Venture territory pursuant to the terms of a Technology Usage and Contribution Agreement entered into among the TIANWO-SES Joint Venture, TST and the Company (the “TUCA”) on the same date.  The Company owns 35% of the TIANWO-SES Joint Venture.

Under the JV Contract, neither party may transfer their interests in the TIANWO-SES Joint Venture without first offering such interests to the other party. Notwithstanding this, the Company has the right until 30 days after the first project sublicense is entered into by the TIANWO-SES Joint Venture to transfer or sell 5% of its interest to a financial investor. If the Company elects not to transfer such 5% interest during that period, TST has the option to purchase such interest from the Company for RMB 10,000,000 (approximately USD$1.6 million).

The JV Contract also includes a non-competition provision which requires that the JV be the exclusive legal entity within the TIANWO-SES Joint Venture territory for the marketing and sale of any gasification technology or related equipment that utilizes low quality coal feedstock. Notwithstanding this, TST has the right to manufacture and sell gasification equipment outside the scope of the TIANWO-SES Joint Venture within the TIANWO-SES Joint Venture territory. In addition, the Company has the right to develop and invest equity in projects outside of the TIANWO-SES Joint Venture within the TIANWO-SES Joint Venture territory. After the termination of the TIANWO-SES Joint Venture, TST must obtain written consent from the Company for the market development of any gasification technology that utilizes feedstock in the TIANWO-SES Joint Venture territory.

The JV Contract may be terminated upon, among other things, (i) a material breach of the JV Contract which is not cured, (ii) a violation of the TUCA, (iii) the failure to obtain positive net income within 24 months of establishing the TIANWO-SES Joint Venture or (iv) mutual agreement of the parties.

On March 18, 2014, the TIANWO-SES Joint Venture received the required 20-year business license from the State Administration for Industry & Commerce of the People’s Republic of China (SAIC) in Zhangjiagang.  On April 8, 2014, the transactions were completed and the TIANWO-SES Joint Venture began operations.

Technology Usage and Contribution Agreement

Pursuant to the TUCA, the Company has contributed to the TIANWO-SES Joint Venture the exclusive right to the Company’s  gasification technology in the TIANWO-SES Joint Venture territory, including the right to: (i) grant site specific project sub-licenses to third parties; (ii) use the Company’s marks for proprietary equipment and services; (iii) engineer and/or design processes that utilize the Company’s technology or other Company intellectual property; (iv) provide engineering and design services for joint venture projects and (v) take over the development of projects in the TIANWO-SES Joint Venture territory that have previously been developed by the Company and its affiliates.

The TIANWO-SES Joint Venture will be the exclusive operational entity for business relating to the Company’s technology in the TIANWO-SES Joint Venture Territory. If the TIANWO-SES Joint Venture loses exclusivity due to a Company breach, TST is to be compensated for direct losses and all lost project profits. The Company will also provide training for technical personnel of the TIANWO-SES Joint Venture through the second anniversary of the establishment of the TIANWO-SES Joint Venture. The Company will also provide a review of engineering works for the TIANWO-SES Joint Venture. If modifications are suggested by the Company and not made, the TIANWO-SES Joint Venture bears the liability resulting from such failure. If the Company suggests modifications and there is still liability resulting from the engineering work, it is the liability of the Company.

Any party making, whether patentable or not, improvements relating to the Company technology after the establishment of the TIANWO-SES Joint Venture, grants to the other Party an irrevocable, non-exclusive, royalty free right to use or license such improvements and agrees to make such improvements available to the Company free of charge. All such improvements shall become part of the Company’s technology and both parties shall have the same rights, licenses and obligations with respect to the improvement as contemplated by the TUCA.

The TIANWO-SES Joint Venture will establish an Intellectual Property Committee, with two representatives from the TIANWO-SES Joint Venture and two from the Company. This Committee shall review all improvements and protection measures and recommend actions to be taken by the TIANWO-SES Joint Venture in furtherance thereof. Notwithstanding this, each party is entitled to take actions on its own to protect intellectual property rights.

Any breach of or default under the TUCA which is not cured on notice entitles the non-breaching party to terminate. The parties can suspend performance of the TUCA in the event of a dispute if the dispute poses a significant adverse impact on performance. The TIANWO-SES Joint Venture indemnifies the Company for misuse of the Company’s technology or infringement of the Company’s technology upon rights of any third party.

The following table presents summarized unconsolidated financial information for the TIANWO-SES Joint Venture (in thousands):

Income Statement data:	Three months Ended March 31, 2015	Nine months Ended March 31, 2015
Revenue	$—	$—
Operating loss	(339)	(1,757)
Net loss	(108)	(1,309)

Balance sheet data:	March 31, 2015	June 30, 2014
Current assets	$7,724	$8,573
Noncurrent assets	8,295	8,458
Current liabilities	273	3
Noncurrent liabilities	—	—
Equity	15,746	17,028

 SES Resource Solutions

SES Resource Solutions, Ltd., or SRS, is a joint venture owned 50% by us and 50% by Midas Resources AG, or Midas that was formed in June 2011 to provide additional avenues of commercialization for the Company’s technology. Key objectives of the joint venture are to identify and procure low cost, low rank coal resources for which the Company’s technology represents the best route to commercialization; to provide investment opportunities in both gasification facilities and coal resources; and to facilitate the establishment of gasification projects globally based on the Company’s technology. In December 2012, SRS suspended its activities due to the unavailability of financing for coal resources, and as of January 9, 2015, SRS was dissolved.

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

Note 4 – Stock-Based Compensation

As of  March 31, 2015, the Company had outstanding stock option and restricted stock awards granted under the Company’s Amended and Restated 2005 Incentive Plan, as amended (the “Incentive Plan”), under which the Company’s stockholders have authorized a total of  12,000,000 shares of common stock for  awards under the Incentive Plan. As of March 31, 2015, there were 52,209 shares authorized for future issuance pursuant to the Incentive Plan. Under the Incentive Plan, the Company may grant incentive and non-qualified stock options, stock appreciation rights, restricted stock units and other stock-based awards to officers, directors, employees and non-employees. Stock option awards generally vest ratably over a one to four year period and expire ten years after the date of grant.

Stock option activity during the nine months ended March 31, 2015 was as follows:

Shares of Common Stock Underlying Stock Options

Outstanding at June 30, 2014	7,702,550
Granted	1,966,025
Exercised	(167,500)
Cancelled/Forfeited	(22,500)
Outstanding at March 31, 2015	9,478,575
Exercisable at March 31, 2015	7,673,318

The fair values for the stock options granted during the nine months ended March 31, 2015 were estimated at the date of grant using a Black-Scholes-Morton option-pricing model with the following weighted-average assumptions:

Risk-free rate of return	1.65%
Expected life of award (in years)	5.2
Expected dividend yield	0.00%
Expected volatility of stock	86%
Weighted-average grant date fair value	$0.60

Stock warrant activity during the nine months ended March 31, 2015 were as follows:

Shares of Common Stock Underlying Stock Warrants

Outstanding at June 30, 2014	6,616,667
Granted	782,551
Exercised	—
Outstanding at March 31, 2015	7,399,218

The Company recognizes the stock-based compensation expense related to the Incentive Plan awards and warrants over the requisite service period. The following table presents stock based compensation expense attributable to stock option awards issued under the Incentive Plan and attributable to warrants issued to consulting firms as compensation (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014

Incentive Plan	$381	$336	$895	$822
Consultants	—	—	720	1,033
Total stock-based compensation expense	$381	$336	$1,615	$1,855

On November 1, 2013, the Company entered into a management consulting agreement (the “MDC Agreement”) with Market Development Consulting Group, Inc. d/b/a MDC Group (“MDC”) for communications and investor relations advisory services. As part of MDC’s consideration, MDC received an initial warrant to acquire 750,000 shares of common stock on November 1, 2013 at an exercise price of $.70 per share. The fair value of these warrants was estimated to be approximately $0.4 million. MDC will receive additional warrants (“Anniversary Warrants”) to acquire 1% of the then fully diluted common stock on each annual anniversary prior to termination of the MDC Agreement. The exercise price of each such Anniversary Warrant shall be equal to the average closing price over the twenty consecutive trading days immediately preceding the anniversary.   An Anniversary Warrant to acquire 782,551 shares at an exercise price of $1.00 per share was issued to MDC in November 2014.  The fair value of these warrants was estimated to be approximately $0.7 million.

Note 5 – Net Loss Per Share

Historical net loss per share of common stock is computed using the weighted average number of shares of common stock outstanding. Basic loss per share excludes dilution and is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Stock options,  warrants and unvested restricted stock are the only potential dilutive share equivalents the Company has outstanding for the periods presented. For the three months and nine months ended March 31, 2015 and 2014, options and warrants to purchase common stock were excluded from the computation of diluted earnings per share as their effect would have been antidilutive as the Company incurred net losses during those periods.

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

During the three months ended December 31, 2014, there was a significant decline in methanol prices in the China commodity market, which put significant pressure on our ZZ and Yima Joint Venture plant methanol production margins.  As a result, the Company evaluated both operating assets for potential impairment as of December 31, 2014.  Based on this evaluation, the Company determined that the $32 million carrying value of the ZZ Joint Venture facility was no longer entirely recoverable.  Due to this impairment, the Company wrote down the value of the facility to its estimated fair value of  $11 millon and incurred an impairment expenses of $20.9 million.  Fair value was based on expected future cash flows using Level 3 inputs under ASC 820.  The ZZ Joint Venture is currently not paying all of its vendor payables, which is a breach of contract under the ZZ Cooperation Agreement.  In addition, there are payments due under the ZZ Line of Credit Agreement in October, 2015 for a combined total of $3.3 million, and payments due under the ZZ Working Capital Loan on September 13, 2015 of $3.3 million. Although the Company intends for the ZZ Joint Venture to sustain itself through its own earnings, the Company may also need to make additional contributions to the ZZ Joint Venture in order for it to meet its obligations until the ZZ Joint Venture generates sufficient cash flows to cover its operating costs and debt service. If the ZZ Joint Venture does not have adequate funds to repay the ZZ Working Capital Loan and the ZZ Line of Credit Agreement, and the Company does not make additional capital contributions, the Company runs the risk of forfeiting its interest in the ZZ Joint Venture facility and the related $1.6 million restricted certificate of deposit. With respect to the Company’s investment in the Yima Joint Venture, the Company performed a fair value analysis based on expected future cash flow, and concluded that fair value exceeded the current book value of the Company’s investment in the Yima Joint Venture.  While recent increases in methanol pricing and other changes in market conditions for methanol in China may increase the Company’s operating margins, any further degradation in methanol prices, as well as changes in assumptions used to test for recoverability and to determine fair value, could result in additional impairment charges in the future for the ZZ Joint Venture facility or an impairment related to the Yima investment.

The Yima Joint Venture plant’s refined methanol section was commissioned in December 2013, and has operated at limited capacity since that date. Methanol production was approximately 44% of its capacity during the three months ended March 31, 2015.  The plant is designed to produce 300,000 tonnes per year of methanol from operating two of its three available gasifiers and has achieved 100% peak syngas production levels and 80% peak methanol production levels.  The Yima Joint Venture initiated an outage in April 2015 intended to allow the plant to make additional improvements and conduct a major overhaul to equipment in several areas of the methanol producing facility.  Many of these improvements were identified from the past year’s operation at the plant.  Additionally, it was identified that the Yima Joint Venture did not install all the required units related to removal of sulfur compounds from syngas.  Currently Yima management is planning to install the sulphur removal equipment by December 2015. The plant has historically operated at approximately 30% to 50% of design capacity.  The Company has limited influence on the operating and financial policymaking of the Yima Joint Ventures. There can be no assurances that the Yima Joint Ventures’ operations will be profitable or that dividends will be paid to the Company. There have been a variety of minor construction related shutdowns which are normally seen in the startup of these types of facilities, but the shutdowns have generally not been related to the gasifier systems.  In addition, the Yima Joint Ventures still owe the Company approximately $0.67 million for certain gasifiers and gasifier related equipment delivered in 2012, a portion of which is due from the Company to TST and the balance to a second vendor for providing equipment associated with the gasifiers.  It is unclear when or if the balance of this money will be paid to the Company from the Yima Joint Venture.

The Company has made significant progress recently on partnering its China business through the TIANWO-SES Joint Venture, including through the recently announced projects with Innovative Coal Chemical Design Insitute, ICCDI, a subsidiary of TST, and Aluminum Corporation of China for an industrial syngas project, as well as with Dengfeng Power Group Co., Ltd. for a planned 160 MW distributed power generation program initially in Henan Province, China. However, the Company expects to continue to have negative operating cash flows until it can generate sufficient cash flows from its technology, equipment and services business and SES China (including the ZZ Joint Venture, the Yima Joint Ventures and the TIANWO-SES Joint Venture) to cover its general and administrative expenses and other operating costs. In addition, the Company may need to aggressively pursue additional partners in China and may need to seek other equity financing or reduce its operating expenses. The Company will also limit the development of any further projects until it has assurances that acceptable financing is available to complete the project.

The majority of our revenues are derived from the sale of methanol in China.  We do not have long term offtake agreements for these sales, so revenues fluctuate based on local market spot prices, which have been under significant pressure and are generally not consistent or predictable.  Although there has been a recent increase in pricing, we remain unsure of whether downward market pressure will resume or where methanol prices will eventually stabilize.  Our liquidity and capital resources will be materially adversely affected if markets remain under pressure, and we are unable to obtain satisfactory process for these commodities or if prospective buyers do not purchase these commodities

The Company currently plans to use its available cash for (i) securing a partner for its technology business vertical; (ii) securing orders and other associated tasks associated with the Company’s distributed power initiatives such as in China with Dengfeng Power and in Pakistan with General Electric; (iii) executing the Company’s strategy to develop market based business verticals; (iv) general and administrative expenses; (v) repaying funds drawn under the ZZ Line of Credit Agreement and the ZZ Working Capital Loan; and (vi) working capital and other general corporate purposes. The actual allocation and timing of these expenditures will be dependent on various factors, including changes in the Company’s strategic relationships, commodity prices and industry conditions, and other factors that the Company cannot currently predict. In particular, any future decrease in economic activity in China or in other regions of the world in which the Company may in the future do business could significantly and adversely affect our results of operations and financial condition. Operating cash flows from the Company’s joint venture operating projects can be positively or negatively impacted by changes in coal and methanol prices. These are commodities where market pricing is often volatile in nature.

The Company does not currently have all of the financial and human resources to fully develop and execute on all of its other business opportunities; however, the Company intends to finance their development through paid services, technology access fees, equity and debt financings and by securing financial and strategic partners focused on development of these opportunities. The Company can make no assurances that its business operations will provide it with sufficient cash flows to continue its operations. The Company may need to raise additional capital through equity and debt financing for any new ventures that are developed, to support its existing projects and possible expansions thereof and for its corporate general and administrative expenses.  The Company is considering a full range of financing options in order to create the most value in the context of the increasing interest the Company is witnessing in its proprietary technology. The Company cannot provide any assurance that any financing will be available to it in the future on acceptable terms or at all. Any such financing could be dilutive to its existing stockholders. If the Company cannot raise required funds on acceptable terms, it may not be able to, among other things, (i) maintain its general and administrative expenses at current levels including retention of key personnel and consultants; (ii) successfully develop its licensing and related service businesses; (iii) negotiate and enter into new gasification plant development contracts and licensing agreements; (iv) make additional capital contributions to its joint ventures; (v) fund certain obligations as they become due; (vi) respond to competitive pressures or unanticipated capital requirements; or (vii) repay its indebtedness.

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

The following table presents statements of operations data and assets by segment (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Revenue:
SES China	$2,795	$7,235	$10,891	$13,149
Technology licensing and related services	—	—	—	—
Total revenue	$2,795	$7,235	$10,891	$13,149

Depreciation and amortization:
SES China	$177	$520	$1,219	$1,552
Technology licensing and related services	51	75	151	169
Corporate & other	1	1	3	6
Total depreciation and amortization	$229	$596	$1,373	$1,727

Operating income (loss):
SES China	$(1,614)	$(2,106)	$(27,776)	$(4,370)
Technology licensing and related services	(800)	(414)	(2,040)	(760)
Corporate & other	(1,501)	(1,519)	(4,705)	(4,377)
Total operating loss	$(3,915)	$(4,039)	$(34,521)	$(9,507)

Interest expense:
SES China	$76	$101	$214	$292
Total interest expense	$76	$101	$214	$292

Equity in losses of joint ventures:
SES China	$—	$—	$—	$—
Corporate & other	—	1	—	2
Total equity in losses of joint ventures	$—	$1	$—	$2

	March 31, 2015	June 30, 2014
Assets:
SES China	$49,401	$76,316
Technology licensing and related services	914	943
Corporate & other	12,886	14,447
Total assets	$63,201	$91,706

Note 8 – Subsequent Events

On April 17, 2015, we received $12 million of gross proceeds from the sale of 12 million shares of our common stock in a registered direct offering.

As described in Note 2, in April 2015, we repaid the ZZ Line of Credit Agreement and renewed the agreement for $3.3 million for 6 months with Zaozhuang Bank Co., Ltd under identical terms.  The ZZ Line of  Credit Agreement is now due in October 2015.

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

Our ZZ Joint Venture project is our first commercial scale coal gasification plant and is located in Shandong Province, China. It achieved commercial operation in December 2008.  The ZZ Joint Venture is designed to produce clean syngas for sale to an immediately adjacent industrial company which manufactures methanol from the syngas.  Under the new commercial structure completed effective October 31, 2013, we assumed control of XE’s methanol facilities and the ZZ Joint Venture plant is operating as an integrated plant which converts coal to syngas and then converts syngas and coke oven gas into methanol, as described in more detail under “Note 2 –Joint Ventures– Zao Zhuang Joint Venture” to our consolidated financial statements.   During the quarter ended March 31, 2015, and as discussed further under “Current Operations and Projects – Zao Zhoang Joint Venture,” we incurred impairment expense associated with the write down of the value of the ZZ Joint Venture facility to its fair value.

The Yima Joint Venture project in Henan Province, China generated its first methanol production in December 2012, and is currently in its start-up phase as described in more detail under “Note 2 –Joint Ventures-Yima Joint Venture” to our consolidated financial statements.  The Yima Joint Venture plant’s refined methanol section was fully commissioned in December 2013, and has operated at limited capacity since that date. Methanol production was approximately 44% of its capacity during the three months ended March 31, 2015.  The plant is designed to produce 300,000 tonnes per year of methanol from operating two of its three available gasifiers and has achieved 100% peak syngas production levels and 80% peak methanol production levels.

We also recently completed the formation of the TIANWO-SES Joint Venture, our China joint venture with TST.  The purpose of the TIANWO-SES Joint Venture is to establish our gasification technology as the leading gasification technology in the TIANWO-SES Joint Venture territory (which is initially China, Indonesia, the Philippines, Vietnam, Mongolia and Malaysia) by becoming a leading provider of proprietary equipment for the technology. The scope of the TIANWO-SES Joint Venture is to market and license our gasification technology via project sublicenses; procurement and sale of proprietary equipment and services; coal testing; and engineering, procurement and research and development related to the technology.   As discussed further below under “-Current Operations and Projects – TIANWO-SES Joint Venture,” we have seen the first potential projects emerge with Innovative Coal Chemical Design Insitute and Dengfeng Power Group.

Our collaboration with GE Packaged Power, Inc., a subsidiary of GE, which began in early 2013 to jointly evaluate and market a small scale power generation unit combining our gasification technology with GE’s aeroderivative gas turbines, is an ongoing example of our market-based business vertical developments underway. We, along with our distributed power collaborators, GE, ISTROENERGO GROUP, Inc. and TUTEN Ltd, have signed our first letter of intent, or LOI, with K-Electric (formerly known as Karachi Electric Supply Company), or KESC. KESC is a large electric utility company in Karachi, Pakistan with over 2.3 GW of installed electric generating capacity. The exclusive LOI calls for a feasibility engineering and financial evaluation of a coal gasification power generation project with a capacity between 90 and 200 MW to be constructed near Karachi. The completed feasibility study will serve as the basis for further discussions and negotiations for a syngas power plant contract. In addition, as mentioned above, in December 2014, we and TIANWO-SES signed a Framework Agreement with Dengfeng Power Group for a series of engineering and evaluation steps for a 160MW distributed power generation plant intended to utilize the combineation of our  gasification technology and GE LM2500+G4 technology platforms with the gasification equipment provided by TIANWO-SES. We believe the distributed power segment offers opportunity over time to provide meaningful sales opportunities for our gasification technology and equipment systems, and we intend to focus on the continued development of this business vertical.

We are also advancing developments via technology integration studies with potential partners for business verticals in DRI steel and “green” chemicals derived from municipal wastes.  On March 30, 2015, we extended our exclusive marketing and engineering agreement with Simon India Limited (SIL), originally signed in March 2013, to market our technology for coal and biomass gasification projects in India, which we believe is an important growth region for which our technology is uniquely well suited.  SIL, an engineering, procurement and construction company, is a wholly owned subsidiary of Zuari Global Limited. Zuari and SIL are member companies of the Adventz Group, which is a large Indian conglomerate comprising 23 companies in various industries, including high-quality complex fertilizers.  During the past two years, our technology has been well received by the Indian market. With the advent of new government leadership slowly breaking the log jam on coal allocations for projects, and expensive gas and imported LNG options for energy products to support the country’s growing GDP, SIL is now offering to build gasification islands using our technology on a fixed price turnkey basis which offers an additional cost advantage to customers.

We have also entered into an exclusive agreement with TIANWO-SES and Midrex for the joint marketing of coal gasification-based DRI facilities in China. These facilities will combine our gasification technology with the Direct Reduction Process of Midrex to create syngas from low quality coals in order to convert iron ore into high-purity DRI.  TIANWO-SES will aid in the marketing of these DRI facilities in China and will supply the gasification equipment and licensing of the technology.

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

ZZ Joint Venture

Our ZZ Joint Venture plant produces clean syngas which is blended with coke oven gas, or COG, to produce chemical-grade methanol, or MeOH.  This methanol is sold into the local methanol market in Shandong Province, China.  The history of the ZZ Joint Venture and the commercially restructured facility is described in more detail under “Current Operations and Projects– Zao Zhuang Joint Venture.  Key elements of our business strategy for the plant are:

a)	Operating at the highest possible production rates, based on market conditions, to maximize the financialresults from the facility.
b)	Maximizing the operation of our gasification systems at the ZZ Joint Venture within local market constraintsand continue to demonstrate the robustness and efficient capability of our technology.
c)
Evaluating, advancing and closing new partnering and/or expansion alternatives for improving the financialresults of the ZZ Joint Venture, which may include additional downstream technologies to produce high value products at the site.

d)
Secure alternative and increased sources of COG to aid increased production rates and lower production costs, as well as to seek to restructure the existing Cooperation Agreement to reflect the current methanol market situation.

e)	Selective testing of new inventions at the ZZ Joint Venture that will benefit the joint venture and our futuregasification projects.
f)	Continuously improving and innovating at the ZZ Joint Venture to lower production costs and improve operating margins.
g)	Considering other options for gasifiers at the plant, including repurposing by moving to another location.

Yima Joint Venture

The Yima Joint Venture plant generated its first methanol production in December 2012. The Yima Joint Venture plant’s refined methanol section was fully commissioned in December 2013, and has operated at limited capacity since that date.  Methanol production was approximately 44% of its capacity during the three months ended March 31, 2015.  The plant is designed to produce 300,000 tonnes per year of methanol from operating two of its three available gasifiers and has achieved 100% peak syngas production levels and 80% peak methanol production levels. This plant is intended to provide a commercial demonstration of our technology as deployed on a much larger scale than the ZZ Joint Venture plant.

We own 25% of the Yima Joint Ventures and Yima Coal Industry (Group) Co., Ltd., or Yima, owns 75%.  Yima controls the construction, startup and operation of the plant. Recently, Yima put in place a new facility management structure, which we believe will significantly improve the operations of the facility.  We believe the fundamental value of the Yima Joint Ventures is sound due to (1) the preferential coal pricing Yima can provide to the facility, (2) our technology’s capability to efficiently gasify this low quality coal and (3) the benefits derived from the plant’s large scale.  More detail is available under “Current Operations and Projects – Yima Joint Ventures”. Key elements of our business strategy for the Yima plant are:

a)	Achieving formal commercial acceptance of the entire facility including documented acceptance of theperformance of our technology at Yima.
b)	Explore ways to monetize our investment in Yima.
c)	Achievement of safe, compliant, full-design annual methanol production rates and overall profitable operation which can lead to dividend distributions to the shareholders of the joint venture.
d)
Increase the scrutiny of results from onsite JV management via cooperation with Yima and Henan Energy andChemical Industry Group Co., Ltd., parent company of Yima, or HNECGC, senior leadership, maintaining ouronsite staff, regular joint venture board meetings and related shareholder meetings.

e)	Continually assess long-term approach for us in the Yima Joint Ventures to maximize our financial return through achieving eventual dividends, restructuring alternatives and/or exit strategies.

TIANWO-SES Joint Venture

The purpose of the TIANWO-SES Joint Venture is to establish our gasification technology as the leading gasification technology in the TIANWO-SES Joint Venture territory (which is China, Indonesia, the Philippines, Vietnam, Mongolia and Malaysia) by becoming a leading provider of proprietary equipment for the technology. The scope of the TIANWO-SES Joint Venture is to market and license our gasification technology via project sublicenses; procurement and sale of proprietary equipment and services; coal testing; and engineering, procurement and research and development related to the technology. In addition, we believe our TIANWO-SES Joint Venture will also help build new partnerships within market segments such as DRI steel, power, transportation fuels and for longer term value creation, larger scale SNG projects utilizing low rank coal resources and biomass where our technology brings, and accelerate the commercialization of our technology on a global basis enabling us to reduce the capital requirements to achieve this acceleration.  We own a 35% interest in the TIANWO-SES Joint Venture.  More detail is available under “- Current Operations and Projects – TIANWO-SES Joint Venture”. Key elements of our business strategy for TIANWO-SES are:

a)	Achieve initial orders for new project license and equipment supply.
b)	Secure first customers for our higher pressure 40bar gasification platform, with a focus on brown field projectswhich could move quickly to install and operate the 40 bar system.
c)	Expand the scope of supply of the TIANWO-SES joint venture to grow from licenses and proprietary equipment supply into supply of non-proprietary process equipment into TIANWO-SES projects.
d)	Expand the TIANWO-SES engineering and construction capability together with TST to provide fully constructedfixed priced gasification systems in the territory.
e)
Endeavor to form collaborations and partnerships in market segments with known leaders in those markets to help advance our technology, such as our exclusive marketing agreement with the TIANWO-SES Joint Venture and Midrex Technologies for coal gasification-based DRI and our framework agreement with Dengfeng Power for    a planned 160 MW power generation plant.

f)	Build implementation capability with TIANWO-SES to supply high quality, low cost equipment into our globalprojects outside the territory.

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

As our business verticals and other business initiatives develop and we secure new technology orders, we believe we may need to add significant implementation capability to follow through with fulfillment and implementation and increase our ability to provide the necessary financial and performance guarantees required by project customers and equity and debt financiers. We intend to seek new and impactful partnering opportunities to provide this needed capability in similar fashion to our TIANWO-SES Joint Venture in China.

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

Results of Operations

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

Revenue.  Total revenue was $2.8 million for the three months ended March 31, 2015 compared to $7.2 million for the three months ended March 31, 2014.

Our ZZ Joint Venture began producing and selling methanol in November 2013 and sold 10,584 tonnes of methanol and generated approximately $2.8 million of revenue during the three months ended March 31, 2015 compared with 12,664 tonnes of methanol sold and generated approximately $4.6 million of revenue during the three months ended March 31, 2014. The decrease in revenue was primarily due to the shutdown of the ZZ Joint Venture plant during February 2015 for repair and maintainance and lower methanol prices for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014.

There was $15,000 in revenue from technology licensing for related party for the three months ended March 31, 2015, which resulted from technical consulting and engineering services provided to our TIANWO-SES Joint Venture.  There was $2.6 million in revenue from technology licensing for a related party for the three months ended March 31, 2014, which resulted from the  gasifier sales agreements we signed in January 2011 with the Yima Joint Ventures to sell gasifiers and gasifier related equipment.

Costs of sales and plant operating expenses. Costs of sales and plant operating expenses decreased to $3.9 million for the three months ended March 31, 2015 compared to $7.8 million for the three months ended March 31, 2014.  The decrease was primarily due to the shutdown of the ZZ Joint Venture plant during February 2015 for repair and maintainance and the costs of $2.6 million incurred for building the gasifiers for our Yima Joint Ventures for the three months ended March 31, 2014.

General and administrative expenses. General and administrative expenses decreased by $0.3 million to $2.2 million for the three months ended March 31, 2015 compared to $2.5 million for the three months ended March 31, 2014.  The decrease was due primarily to a reduction of employee related compensation cost resulting from reducing headcount and a reduction in consulting/legal expenses, partially offset by a one-time tax expense.  Recurring general and administrative expenses consist primarily of compensation, professional and consulting fees, travel, and other costs of our corporate, development and administrative functions in Houston and Shanghai, and project and technical development expenses.

Stock-based compensation expense. Stock-based compensation expense increased by $45,000 to $381,000 for the three months ended March 31, 2015 compared to $336,000 for the three months ended March 31, 2014.  The increase was due primarily to additional stock-based compensation related to stock options awarded to directors and employees during the three months ended March 2015.

Depreciation and amortization expense. Depreciation and amortization expense decreased by $0.4 million to $0.2 million for the three months ended March 31, 2015 compared to $0.6 million for the three months ended March 31, 2014 and was primarily related to depreciation of our ZZ Joint Venture plant’s assets.  The decrease was due primarily to the lower cost of ZZ Joint Venture plant’s adjusted asset value after the impairment for the ZZ Joint Venture Plant which was recognized in the quarter ended December 31, 2014.

Foreign currency loss.  Foreign currency loss was $20,000 for the three months ended March 31, 2015 compared to $48,000 for the three months ended March 31, 2014.  These amounts resulted from the depreciation of the Renminbi Yuan relative to the U.S. dollar.

Interest expense. Interest expense decreased to $76,000 for the three months ended March 31, 2015 compared to $101,000 for the three months ended March 31, 2014.  For the three months ended March 31, 2015, our interest expense relates to the ZZ Working Capital Loan (as defined under “–Liquidity and Capital Resources”) with the ZaoZhuang Bank Co. Ltd., or ZZ Bank.  For the three months ended March 31, 2014, our interest expense related to ZZ Joint Venture’s loans with Industrial and Commercial Bank of China, or ICBC, and the ZZ Short-term Loan with ZZ Bank.  The ZZ Joint Venture repaid its final principal payment of RMB 7.3 million (approximately $1.2 million) to ICBC in January 2014.  The decrease in interest expense relates to a lower average outstanding principal balance of total debt for the three months ended March 31, 2015 as compared to the average outstanding principal balance of total debt for the three months ended March 31, 2014.

Nine Months Ended March 31, 2015 Compared to the nine Months Ended March 31, 2014

Revenue.  Total revenue decreased to $10.9 million for the nine months ended March 31, 2015 compared to $13.1 million for the nine months ended March 31, 2014.

  Our ZZ Joint Venture began producing and selling methanol in November 2013 and sold 35,702 tonnes of methanol and generated approximately $10.7 million of revenue during the nine months ended March 31, 2015 compared with 22,791 tonnes of methanol sold and generated approximately $10.5 million of revenue during the nine months ended March 31, 2014. Pursuant to the ZZ Cooperation Agreement, prior payments of approximately $1.8 million from Xuejiao were applied to settling the prior payments due under the syngas purchase and sale agreement, as a result, the ZZ Joint Venture recognized these related party advances as product sales of approximately $1.5 million, net of value-added taxes, during the nine months ended March  31, 2014.

There was revenue of $166,000 for technology licensing for related party for the nine months ended March 31, 2015, which resulted from technical consulting and engineering services provided to our TIANWO-SES Joint Venture.  There was $2.6 million revenue of technology licensing for related party for the nine months ended March 31, 2014, which resulted from the  gasifier sales agreements we signed in January 2011 with the Yima Joint Ventures to sell gasifiers and gasifier related equipment.

Costs of sales and plant operating expenses. Costs of sales and plant operating expenses increased by $3.0 million to $14.9 million for the nine months ended March 31, 2015 compared to $11.9 million for the nine months ended March 31, 2014.  The increase was due principally to the fact that the ZZ Joint Venture began operations in November of 2013, so there were five months of production for the nine months ended March 31, 2014, versus eight months of production for the nine months ended March 31, 2015.   The costs included herein are for production of methanol and include electricity, coke oven gas, labor and other operating costs.

General and administrative expenses. General and administrative expenses decreased by $0.5 million to $6.6 million for the nine months ended March 31, 2015 compared to $7.1 million for the nine months ended March 31, 2014.  The decrease was due primarily to a reduction of consulting expenses resulted from the termination of our consulting agreement with Crystal Vision Energy Limited, or CVE, as of August 31, 2013 and reductions in employee related compensation cost resulted from reducing headcount in China.  Recurring general and administrative expenses consist primarily of compensation, professional and consulting fees, travel, and other costs of our corporate, development and administrative functions in Houston and Shanghai, and project and technical development expenses.

Stock-based compensation expense. Stock-based compensation expense decreased by $0.3 million to $1.6 million for the nine months ended March 31, 2015 compared to $1.9 million for the nine months ended March 31, 2014. The decrease was due primarily to the expensing of the excess of the fair value over the consideration paid for shares of common stock and warrants issued to consultants during the nine months ended March 31, 2014, which resulted in a higher expense as compared to the expensing of the estimated fair values of stock options awarded to officers, employees and directors during the period ended March 31, 2015.

Depreciation and amortization expense. Depreciation and amortization expense decreased by $0.3 million to $1.4 million for the nine months ended March 31, 2015 compared to $1.7 million for the nine months ended March 31, 2014 and was primarily related to depreciation of our ZZ Joint Venture plant’s assets.  The decrease was due primarily to the lower cost of ZZ Joint Venture plant’s adjusted asset value after the impairment loss for the ZZ Joint Venture Plant which was recognized in the quarter ended December 31, 2014.

Impairment of ZZ Joint Venture Plant. Impairment of the ZZ Joint Venture Plant was recognized for the nine months ended March 31, 2015 of approximnately $21 million. (See “–Current Operations and Projects – Zao Zhuang Joint Venture”).

Foreign currency (gain) loss.  Foreign currency gain was $6,000 for the nine months ended March 31, 2015 and foreign currency loss was $5,000 for the nine months ended March 31, 2014.  These amounts resulted from the appreciation and depreciation of the Renminbi Yuan relative to the U.S. dollar.

Interest expense. Interest expense was $0.2 million for the nine months ended March 31, 2015 compared to $0.3 million for the nine months ended March 31, 2014.  For the nine months ended March 31, 2015, our interest expense relates to the ZZ Working Capital Loan and the ZZ Short-term Loan with ZZ Bank.  For the nine months ended March 31, 2014, our interest expense related to ZZ Joint Venture’s loans with ICBC, and the ZZ Short-term Loan with ZZ Bank.  The ZZ Joint Venture repaid its final principal payment of RMB 7.3 million (approximately $1.2 million) to ICBC in January 2014 and repaid its principal of approximately $3.3 million for the ZZ Short-term Loan in September 2014.

Liquidity and Capital Resources

We have financed our operations to date through private placements of our common stock and in four public offerings: one in November 2007, one in June 2008, one in March 2014, and one in April 2015.  We have used the proceeds of these offerings primarily for the development of our technology, including the investments in the ZZ Joint Venture and the Yima Joint Ventures, and to pay other business development and general and administrative expenses. In addition, the ZZ Joint Venture had a loan agreement with ICBC which funded certain of its plant’s construction costs, the ZZ Short-term Loan funded in September 2013 to finance costs related to the ZZ Cooperation Agreement, and the ZZ Working Capital Loan funded in October 2014 for purchase of raw material.  We do not currently have all of the financial resources necessary to fully develop and execute on all of our business opportunities and, as discussed further under “–Outlook,” we may need to raise additional capital through equity and debt financing for any new ventures that are developed, to support our existing projects and possible expansions thereof and for our corporate general and administrative expenses.

As of March 31, 2015, we had $11.6 million in cash and cash equivalents and $0.3 million of working capital available to us.  During the nine months ended March 31, 2015, we used $9.3 million in operating activities compared to $7.2 million for the nine months ended March 31, 2014.  We used $1.6 million in investing activities for the certificate of deposit required by ZZ Bank for securing the ZZ Line of Credit Agreement and $0.3 million for capital expenditures related to the ZZ Cooperation Agreement for the nine months ended March 31, 2015 compared with $0.8 million for capital expenditures related to the ZZ Cooperation Agreement and $1.5 million for royalties due to GTI for the Yima Joint Venture’s license accounted for as part of our investment in the Yima Joint Ventures for the nine months ended March 31, 2014.

For the nine months ended March 31, 2015, we used $3.3 million in financing activities to repay the ZZ Short-term bank loan with ZZ Bank, and we used $2.4 million for the scheduled semi-annual principal payments on the ZZ Joint Venture’s loan with ICBC for the nine months ended March 31, 2014.  On October 2, 2014, the ZZ Joint Venture received approximately $3.3 million of working capital loan proceeds from ZZ Bank under the ZZ Working Capital Loan.  On October 8 and 9, 2014, the ZZ Joint Venture signed the ZZ Line of Credit Agreement for a total of $3.3 million. Amounts due under ZZ Line of Credit Agreement were repaid in April 2015 on the due date and were renewed under the same terms for an additional six months.  These are now due in October 2015.

On April 17, 2015, we received $12 million of gross proceeds from the sale of 12 million shares of our common stock in a registered direct offering.  On March 24, 2014, we received $15 million of gross proceeds from the sale of 8,333,341 shares of our common stock plus warrants to acquire 4,166,667 shares of common stock in a registered direct offering.    On August 1, 2013, we received proceeds of $100,000 and issued 136,986 shares of our common stock and issued warrants to acquire 136,986 shares of our common stock under a Unit Purchase Agreement with CVE.

We currently plan to use our available cash for (i) securing a partner for our technology business vertical; (ii) securing orders and other associated tasks associated with our distributed power initiatives such as in China with Dengfeng Power and in Pakistan with General Electric; (iii) executing our strategy to develop market based business verticals; (iv) general and administrative expenses; (v) repaying funds drawn under the ZZ Line of Credit Agreement and the ZZ Working Capital Loan; and (vi) working capital and other general corporate purposes.  Although we intend for the ZZ Joint Venture to sustain itself through its own earnings, we may also need to make additional contributions to the ZZ Joint Venture in order for it to meet its obligations until the ZZ Joint Venture generates sufficient cash flows to cover its operating costs and debt service.

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

Line of Credit (Deposit Secured Loan) with Zaozhuang Bank Co., Ltd

On October 8, 2014, the ZZ Joint Venture entered a Line of Credit Agreement with the ZZ Bank, and received a line of credit of approximately $2.5 million.  On October 9, 2014, the ZZ Joint Venture entered an additional Line of Credit Agreement with ZZ Bank  and received a line of credit of approximately $0.8 million (collectively, the “ZZ Line of Credit Agreement”).

Key terms of the ZZ Line of Credit Agreement are as follows:

•	The ZZ Joint Venture is required to deposit 50% of the total face amount, or approximately $1.6 million, to the ZZ Bank for the line of credit as a security deposit;

•	Term of the lines of credit is six months, due on April 8 and April 9, 2015 respectively, and can be renewed for another six months term with bank approval;

•	Service fee is 0.05% of the face amount for each renewal;

•	Xuecheng Energy is the guarantor of the line of credit;

•	Certain assets of the ZZ Joint Venture, including land use rights and the administration building, are pledged as collateral for the lines of credit; and

•
Subject to customary events of default which, should one or more of them occur and be continuing, would permit the the ZZ Bank to declare all amounts owing under the agreements to be due and payable immediately.

Xuecheng Energy’s combined guarantee for both the ZZ Working Capital Loan and the ZZ Line of Credit Agreement is limited to approximately $3.3 million.

In April 2015, we repaid the ZZ Line of Credit Agreement and renewed the agreement for $3.3 million for 6 months with ZZ Bank Co., Ltd under identical terms.  The ZZ Line of  Credit Agreement is now due in October 2015.

ZZ Joint Venture liquidity

Although methanol prices have recently begun to improve in China, the ZZ Joint Venture is currently not paying all of its vendor payables due to the recent extended downward pressure on methanol prices.  In addition, there are payments due under the ZZ Line of Credit Agreement in October 2015 for a combined total of $3.3 million, and payments due under the ZZ Working Capital Loan on September 13, 2015 of $3.3 million.  If the ZZ Joint Venture is unable to make these payments, we run the risk of forfeiting the plant and the restricted certificate of deposit amount of $1.6 million to the lenders.

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

 The ZZ Joint Venture began producing and selling methanol in November 2013 and sold 10,584 tonnes of methanol during the three months ended March 31, 2015 generating approximately $2.8 million of revenue. We assumed operational control of the integrated methanol production facility in October 2013 under a restructured commercial arrangement. The ZZ Joint Venture completed the plant retrofits and equipment upgrades to enable increased methanol production from integrated syngas and coke oven gas feedstock. The ZZ Joint Venture is now operating an integrated plant which has two operating modes where it (i) converts coke oven gas directly to methanol and (ii) converts coal to syngas, then blends the syngas and coke oven gas at a specific ratio to produce additional quantities of methanol.  The ZZ Joint Venture began producing and selling methanol in November 2013 from coke oven gas. The ZZ Joint Venture restarted its syngas plant for approximately two weeks during December 2013. The ZZ Joint Venture intends to manage syngas production in order to optimize results. The syngas facility will generally operate when adequate coke oven gas supplies are available to achieve the correct syngas to coke oven gas blend ratio. The ZZ Joint Venture has also executed agreements to secure an additional minimum 4,000 normal cubic meters per hour of coke oven gas from a local supplier, with a target of 5,000 normal cubic meters per hour, in order to increase methanol production and reduce supply risks. This additional coke oven gas represents approximately a 30% increase in feedstock supply for the ZZ Joint Venture Plant.  However this supplier has been unable to supply this additional feedstock due to depressed steel prices for their primary business model. We continue to operate the ZZ Joint Venture using feedstock from Xuejiao. In addition, the Company is focused on lowering our operating costs, as well as reducing forced outages at the facility.

 Additionally, we are also evaluating alternative products and partnership structures for a possible repurpose of the ZZ Joint Venture plant.  In 2010, the ZZ Joint Venture received the necessary government approval for an expansion into monoethylene glycol production. This expansion project remains under evaluation by us.  We are also evaluating certain new downstream technologies to produce high value products and options for maximizing site asset value.  We are also considering other options for the gasifiers at the plant, including repurposing by moving to a new location, while we await the stabilization of  methanol prices.

Current ZZ Operating Description and Capability

As described above, we assumed operational control of the integrated methanol production facility in October 2013 under a restructured commercial arrangement pursuant to the ZZ Cooperation Agreement. The ZZ Joint Venture completed plant retrofits and equipment upgrades to enable increased methanol production from integrated syngas and COG feedstock. The ZZ Joint Venture began producing and selling methanol in November 2013 and sold 10,584 tonnes of methanol during the three months ended March 31, 2015 generating approximately $2.8 million of revenue.  The ZZ Joint Venture restarted its syngas plant for approximately two weeks during December 2013. For the three months ended March 31, 2015, the facility produced methanol from coke oven gas only due to coke oven gas supply disruptions during the cold weather when COG was diverted to the city gas loop for residential heating needs. We expect such diversions of COG into residential heating during the winter months to be reduced or eliminated in the future due to local town gas system being upgraded to use pipeline natural gas.

Until very recently, we were experiencing methanol prices in China and at our ZZ facility at near historic lows.  Under these conditions the facility operated primarily in the COG only mode.  We believe methanol prices were at these recent low levels primarily related to both the general economic conditions in China as demonstrated by China’s current low PMI and due to a correlation between methanol prices and oil prices.  Although methanol prices have recently begun to increase, it is unclear at what level, if any, they will stabilize.

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

Impairment

During the latter part of 2014, there was a significant decline in methanol prices in China.  By December 31, 2014, methanol prices were below 1,900 Rmb per tonne, which was a level not seen since November 2009. This significant decline in methanol prices generally corresponded to the significant decline in global oil prices for the same quarter. Due to this reduction in methanol prices, and although prices have recently begun to increase the ZZ Joint Venture’s gasification portion of the facility is no longer able to make a positive financial contribution to the facility and has been turned off since December 2014 until such time as methanol prices increase. There was no impairment recognized for the three months ended March 31, 2015, as methanol prices improved to approximately 2,250 Rmb per tonne as of March 31, 2015.

The ZZ Joint Venture plant is contractually obligated to take coke oven gas from Xuecheng Energy and Xuecheng Energy is under extreme financial pressure because their coke oven gas operations are running at a loss in the current low steel price environment in China.  Xuecheng Energy is unable to shut down this operation and wait for improved steel prices. As a result, the ZZ Joint Venture is currently taking the coke oven gas feedstock and managing the operation with cash and revenues coming solely from methanol sales which have been adequate to pay fixed costs and third-party costs, except for the coke oven gas.  As a result the ZZ Joint Venture has accrued a payable for coke oven gas, which was $2.7 million as of March 31, 2015.

 Due to this significant shift in the market for methanol, we were required to evaluate the ongoing value of the ZZ Joint Venture facility and, based on this evaluation, we determined that the ZZ Joint Venture asset value was no longer entirely recoverable as of December 31, 2014.  Becasue of this, we incurred an impairment expense of $20.9 million, reducing the value of the ZZ Joint Venture facility to its estimated fair value of $11 millon.  Fair value was based on expected future cash flows using Level 3 inputs under ASC 820.  While changes in market conditions for methanol in China may increase operating margins, any further reduction in methanol prices, as well as changes in assumptions used to test for recoverability and to determine fair value, could result in additional impairment charges in the future for the ZZ Joint Venture facility.

The primary reasons that we recorded an impairment on the ZZ Joint Venture plant and not on Yima are (1) the Yima facility is significantly larger than the ZZ Joint Venture plant, thus spreading our fixed costs over more units, (2) the Yima project is newer than the ZZ Joint Venture plant, therefore has a longer remaining life, (3) Yima is less expensive to operate, since the coal at Yima is generally purchased at a lower cost and (4) the ZZ Joint Venture plant operates primarily on COG, whereas Yima operates solely on syngas produced from coal.

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

The Yima Joint Venture plant generated its first methanol production in December 2012. The Yima Joint Venture plant’s refined methanol section was commissioned in December 2013, and has operated at limited capacity since that date.  Methanol production was approximately 44% of its capacity during the three months ended March 31, 2015.  The plant is designed to produce 300,000 tonnes per year of methanol from operating two of its three available gasifiers and has achieved 100% peak syngas production levels and 80% peak methanol production levels.  This plant is intended to provide a commercial demonstration of our technology as deployed on a much larger scale than the ZZ Joint Venture plant.

The Yima Joint Venture initiated an outage in April 2015 intended to allow the plant to make additional improvements and conduct a major overhaul to equipment in several areas of the methanol producing facility.  Many of these improvements were identified from the past year’s operation at the plant.  Additionally, it was identified that the Yima Joint Venture did not install all the required units related to removal of sulfur compounds from syngas.  Currently Yima management is planning to install the sulphur removal equipment by December 2015. The plant has historically operated at approximately 30% to 50% of design capacity.

We believe there is a consistent pattern of the Yima Joint Venture management not demonstrating an understanding of the methanol facility operations and not sourcing available expertise in China to improve the overall operations.  We have witnessed operation of its gasifier systems at Yima with design and operating parameter deviations from our existing technology recommendations. We have continued to experience limited ability to influence the Yima Joint Ventures’ operating performance.  Our conclusion regarding our lack of significant influence is based on our interactions with the Yima Joint Ventures related to the start-up and operations and due to various other circumstances including limited participation in operating and financial policymaking processes and our limited ability to influence technological decisions.

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

During the latter part of 2014, there was a significant decline in methanol price in China commodity market, which put pressure on our Yima Joint Venture plant methanol production margins.  Accordingly, the Company performed a fair value analysis based on expected future cash flows as of December 31, 2014.  The results of the test indicated that the current estimated fair value of the Yima investment exceeded its book value, and as a result, no impairment is required.  Methanol prices have since improved and were approximately 2,250 Rmb per tonne as of March 31, 2015.

TIANWO-SES Joint Venture

Joint Venture Summary

On February 14, 2014, SES Asia Technologies Limited, one of our wholly owned subsidiaries, entered into a Joint Venture Contract (the “JV Contract”) with Zhangjiagang Chemical Machinery Co., Ltd., which subsequently changed its name to Suzhou Tianwo Science and Technology Co. Ltd. (“TST”), to form Jiangsu Tianwo-SES Clean Energy Technologies Limited (the “TIANWO-SES Joint Venture”).  The purpose of the TIANWO-SES Joint Venture is to establish our gasification technology as the leading gasification technology in the TIANWO-SES Joint Venture territory (which is initially China, Indonesia, the Philippines, Vietnam, Mongolia and Malaysia) by becoming a leading provider of proprietary equipment for the technology. The scope of the TIANWO-SES Joint Venture is to market and license our gasification technology via project sublicenses; procurement and sale of proprietary equipment and services; coal testing; and engineering, procurement and research and development related to the technology.  TST contributed RMB 53,800,000 in April 2014 and is required to contribute an additional RMB 46,200,000 within two years of contract execution for a total contribution of RMB 100,000,000 (approximately USD $16 million) in cash to the TIANWO-SES Joint Venture, and owns 65% of the TIANWO-SES Joint Venture, and we have contributed an exclusive license to use of our technology in the TIANWO-SES Joint Venture territory pursuant to the terms of a Technology Usage and Contribution Agreement entered into among the TIANWO-SES Joint Venture, TST and us (the “TUCA”) on the same date, and own 35% of the TIANWO-SES Joint Venture.  Under the JV Contract, neither party may transfer their interests in the TIANWO-SES Joint Venture without first offering such interests to the other party. Notwithstanding this, we have the right until 30 days after the first project sublicense is entered into by the TIANWO-SES Joint Venture to transfer 5% of our interest to a financial investor. If we elect not to transfer such 5% interest during that period, TST has the option to purchase such interest from us for RMB 10,000,000 (approximately USD$1.6 million).

Through the TIANWO-SES Joint Venture, we have partnered a significant portion of our China business with TST, a financially strong and highly skilled Chinese chemical equipment manufacturing company which desired to invest into the growth of China’s clean energy space and which recognized the opportunity afforded by our technology capability and business model.  We believe partnering with TST can accelerate the commercialization of our technology on a global basis and will enable us to reduce our capital requirements to achieve this acceleration. In addition, our China business will not only support the growth of our  TIANWO-SES Joint Venture but we believe will also build new partnerships in China within market segments such as DRI steel, power, transportation fuels and for longer term value creation, larger scale SNG projects utilizing low rank coal resources and biomass which our technology brings.  We intend to form business verticals where we can secure ownership positions in these market vertical partnerships that both help build value for the TIANWO-SES Joint Venture and for our China business.

TIANWO-SES Projects

In December 2014, Innovative Coal Chemical Design Insitute, ICCDI, a subsidiary of TST, was awarded three projects from Aluminum Corporation of China, Shandong Branch. The award calls for ICCDI to serve as the general contractor providing all engineering and construction of the three projects.  ICCDI has finalized two of the three definitive agreements for the projects and expects to finalize the third and final definitive agreement by the end of our fiscal year. The Company’s technology systems are to be supplied by TIANWO-SES to ICCDI and will be used to produce an expected combined total of approximately 175,000 normal cubic meters per hour of industrial syngas as a clean energy fuel for three existing aluminum manufacturing plants, located in the Shandong, Henan and Shanxi provinces. TIANWO-SES is also undertaking the required engineering work now while also developing the required contracts with ICCDI for completion of the three projects. Site construction work has proceeded at the first of the three sites in the Shandong province and several ZZ gasification operators have been repositioned on a cost reimbursable basis to support this site work and eventual commissioning of the Shandong plant and the future Henan and Shanxi plants.

In December 2014, we and TIANWO-SES entered into an agreement with Dengfeng Power Group Co., Ltd., or DFPG, for a distributed power generation program initially in Henan Province, China. The first phase of the program will be a pre-feasibility study for the first of several planned 160 MW distributed power plants designed to utilize two state-of-the-art SES XL3000 advanced fluidized bed gasification systems; gasification equipment provided by TIANWO-SES, and four GE model LM2500+G4 aero-derivative gas turbines and related power generation equipment. Upon the completion and successful results of the feasibility studies, and requisite government approvals, the first cleaner distributed power plant is expected to be built in Dengfeng. It is intended to serve as a model for additional cleaner coal distributed power generation projects in Dengfeng (up to 600 MW total), as well as elsewhere in Henan Province and in other regions of China. DFPG, an industrial conglomerate specializing in thermal power generation whose products include aluminum, other non-ferrous metals and cement, and who operates power generation plants and coal mines in Henan Province, has agreed to provide initial develompent funding for the program up to 200,000 Rmb and will serve as the owner and operator of the first project.

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

Outlook

Our strategies are focused on securing a partner for our technology business vertical, the continuing progress of the ZZ Joint Venture’s methanol production and commercial sales including the syngas plant’s restart, improving operations at the Yima Joint Venture, developing our TIANWO-SES Joint Venture, sourcing suitable partners for our other business verticals and advancing and improving our gasification technology, such as through our new XL3000 gasification system. Our business is to create value by supplying our technology, equipment and services into global projects where lower cost low quality coals, coal wastes, municipal wastes, agricultural biomass, and other biomass feedstocks can be profitably converted through our proprietary gasification technology into clean synthesis gas, or syngas (a mixture of primarily hydrogen, carbon monoxide, and methane), which is then used to produce a variety of high value energy, power, and chemical products.

Our business model is to deploy our technology on a global basis by supplying a technology package, containing license rights to operate a project using our technology, gasification system equipment, and technology related services.  As part of our overall strategy we intend to form strategic regional and market-based partnerships or business verticals where our technology offers advantages and through cooperating with these partners grow an installed base of projects. Through collaborative partnering arrangements we believe we will commercialize our technology much faster than entering these markets alone.  This is a low capital intensity business approach which we believe can generate attractive margins for us through providing our technology differentiated equipment and services in multiple market segments globally with a potential to build meaningful sales opportunities over time. We also believe that our technology business activities will help advance our capabilities and provide opportunities which may allow us to selectively participate as equity partners in such projects in the future. Additionally, we are continuing to improve our technology in ways we believe will enhance our competitive position. We are pursuing other possible technology licensing opportunities with third parties allowing us to build on our capability as demonstrated at both the ZZ Joint Venture and the Yima Joint Venture. We are focusing our efforts globally with our partners in countries with large low rank coal resources, but our principal operating activities to-date have focused on China and India.

We believe that there is currently a shift in the coal gasification business toward the use of low quality, and therefore low cost, coals for coal-to-energy and chemicals projects. We believe China is a good example of this new direction in coal gasification. The energy and chemicals landscape has been evolving rapidly with upward pressure on demand and increasing pressure to deliver improved environmental performance while simultaneously delivering economics that will attract investment capital.  World energy consumption is expected to increase significantly over the next two decades and demand is heavily driven by non-OECD nations where developing economies require ever increasing access to more energy products to establish healthy economies that improve the living conditions of those populations.  Our market research indicates that coal will be required as a major source of energy for decades to come and growth in coal usage is expected to be led by the non-OECD nations. Because of these market dynamics, we believe our gasification technology has strategic importance to countries and regions with developing economies which have their own low cost domestic coal resources and need access to low cost clean energy and chemical products to grow. We believe this also applies to developed nations in the west such as Australia, Europe and US which possess significant low cost coal resources and which have a strategic need and desire to produce clean and affordable energy and chemicals from their own domestic resources and to existing operating companies which deploy their own technologies for energy and/or chemicals production. We believe that our technology is well positioned to address the market needs of the changing global energy landscape and we believe we are well positioned in Asia where we have two operating projects using five of our gasification systems.  In addition, the TIANWO-SES Joint Venture provides us with a strong Chinese partner already specialized in the manufacturing and design of processing industry equipment and projects.

During the latter part of 2014, there was a significant decline in methanol prices in China during the quarter ending December 31, 2014, which caused an operating loss from our methanol production at the ZZ Joint Venture plant. Methanol prices at the end of December 2014 were below 1,900 Rmb per tonne, which was a level not seen since November 2009. This significant decline in methanol prices generally corresponded to the significant decline in global oil prices for the same quarter.  Due to this significant shift in the market for methanol, we were required to evaluate the ongoing value of the ZZ Joint Venture facility and, based on this evaluation, we determined that the ZZ Joint Venture asset value is no longer entirely recoverable as of December 31, 2014.  Becasue of this, we have incurred an impairment expense of $20.9 million, reducing the value of the facility to a fair value of $11 millon.  Although methanol prices have begun to increase slithly and further changes in market conditions for methanol in China may increase operating margins, any further reduction in methanol prices, as well as changes in assumptions used to test for recoverability and to determine fair value, could result in additional impairment charges in the future for the ZZ Joint Venture facility. In addition, we intend for the ZZ Joint Venture to sustain itself through its own earnings, we may also need to make additional contributions to the ZZ Joint Venture in order for it to meet its obligations until the ZZ Joint Venture generates sufficient cash flows to cover its operating costs and debt service. If the ZZ Joint Venture does not have adequate funds to repay the ZZ Working Capital Loan and the ZZ Line of Credit Agreement, and we do not make additional capital contributions, we run the risk of forfeiting our interest in the ZZ Joint Venture facility and the related $1.6 million restricted certificate of deposit.

We have made significant progress recently on partnering our China business through the TIANWO-SES Joint Venture, including through the recently announced projects with ICCDI, and Aluminum Corporation of China for an industrial syngas project, as well as with Dengfeng for a planned 160 MW distributed power generation program initially in Henan Province, China. However, we expect to continue to have negative operating cash flows until we can generate sufficient cash flows from our technology, equipment and services business and SES China (including the ZZ Joint Venture, the Yima Joint Ventures and the TIANWO-SES Joint Venture) to cover our general and administrative expenses and other operating costs. We will also limit the development of any further projects until we have assurances that acceptable financing is available to complete the project. We may pursue the development of selective projects with strong and credible partners or off-takers where we believe equity and debt can be raised or where we believe we can attract a financial partner to participate in the project and where the project would utilize our technology, equipment and services.

We are also actively seeking  a partner for our technology vertical with existing businesses and vested interest in the growth of the global energy and chemicals projects who also has financial strength, a strong global sales force and demonstrated experience in process or power industry engineering and technology deployment are target candidates for this cooperation with us.

We currently plan to use our available cash for (i) securing a partner for our technology business vertical; (ii) securing orders and other associated tasks associated with our distributed power initiatives such as in China with Dengfeng Power and in Pakistan with General Electric; (iii) executing our strategy to develop market based business verticals; (iv) general and administrative expenses; (v) repaying funds drawn under the ZZ Line of Credit Agreement and the ZZ Working Capital Loan; and (vi) working capital and other general corporate purposes. The actual allocation and timing of these expenditures will be dependent on various factors, including changes in our strategic relationships, commodity prices and industry conditions, and other factors that we cannot currently predict. In particular, any future decrease in economic activity in China or in other regions of the world in which we may in the future do business could significantly and adversely affect our results of operations and financial condition. Operating cash flows from our joint venture operating projects can be positively or negatively impacted by changes in coal and methanol prices. These are commodities where market pricing is often volatile in nature.

We do not currently have all of the financial and human resources necessary to fully develop and execute on all of our business opportunities; however, we intend to finance our development through paid services, technology access fees, equity and debt financings and by securing financial and strategic partners focused on the development of these opportunities. We can make no assurances that our business operations will provide us with sufficient cash flows to continue our operations. We are also seeking to raise capital by partnering our technology vertical.  We may need to raise additional capital through equity and debt financing for any new ventures that are developed, to support our existing projects and possible expansions thereof and for our corporate general and administrative expenses.  We may consider a full range of financing options in order to create the most value in the context of the increasing interest we are seeing in our technology. We cannot provide any assurance that any financing will be available to us in the future on acceptable terms or at all. Any such financing could be dilutive to our existing stockholders. If we cannot raise required funds on acceptable terms, we may not be able to, among other things, (i) maintain our general and administrative expenses at current levels including retention of key personnel and consultants; (ii) successfully develop our licensing and related service businesses; (iii) negotiate and enter into new gasification plant development contracts and licensing agreements; (iv) make additional capital contributions to our joint ventures; (v) fund certain obligations as they become due; (vi) respond to competitive pressures or unanticipated capital requirements; or (vii) repay its indebtedness.

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

We have determined that the ZZ Joint Venture is a VIE and that we are the primary beneficiary. We have determined that the Yima Joint Ventures are VIEs and that Yima is the primary beneficiary since Yima has a 75% ownership interest in the Yima Joint Ventures.  We have determined that TIANWO-SES is a VIE and that TST is the primary beneficiary since TST has a 65% ownership interest in the Joint Venture.  We have determined that the GC Joint Venture is a VIE and that we are the primary beneficiary since we have a 51% ownership interest in the GC Joint Venture and since there are no qualitative factors that would preclude us from being deemed the primary beneficiary. We have determined that SRS is a VIE and that we are not the primary beneficiary since we and Midas each have a 50% ownership interest in SRS and the control, risks and benefits of SRS are shared equally, SRS was dissolved on January 9, 2015.

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

Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2015. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2015.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months and nine months ended March 31, 2015 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.    Legal Proceedings.

None.

Item 1A.   Risk Factors.

We will require substantial additional funding, and our failure to raise additional capital necessary to support and expand our operations could reduce our ability to compete and could harm our business.

As of March 31, 2015, we had $11.6 million in cash and cash equivalents. We currently plan to use our available cash for (i) securing a partner for our technology business vertical; (ii) securing orders and other associated tasks associated with our distributed power initiatives such as in China with Dengfeng Power and in Pakistan with General Electric; (iii) executing our strategy to develop market based business verticals, (iv) general and administrative expenses; (v) repaying funds drawn under the ZZ Line of Credit Agreement and the ZZ Working Capital Loan; and (vi) working capital and other general corporate purposes.  Although we intend for the ZZ Joint Venture to sustain itself through its own earnings, we may also need to make additional contributions to the ZZ Joint Venture in order for it to meet its obligations until the ZZ Joint Venture generates sufficient cash flows to cover its operating costs and debt service.  If the ZZ Joint Venture does not have adequate funds to repay the ZZ Working Capital Loan and the ZZ Line of Credit Agreement, and we do not make additional capital contributions, we run the risk of forfeiting our interest in the ZZ Joint Venture facility and the related $1.6 million restricted certificate of deposit.  The actual allocation and timing of these expenditures will be dependent on various factors, including changes in our strategic relationships, commodity prices and industry conditions, and other factors that we cannot currently predict. In particular, any future decrease in economic activity in China or in other regions of the world in which we may in the future do business could significantly and adversely affect our results of operations and financial condition. Operating cash flows from our joint venture operating projects can be positively or negatively impacted by changes in coal and methanol prices. These are commodities where market pricing is often volatile in nature.

We have made significant progress recently on partnering our China business through the TIANWO-SES Joint Venture, including through the recently announced projects with ICCDI, and Aluminum Corporation of China for an industrial syngas project, as well as with Dengfeng for a planned 160 MW distributed power generation program initially in Henan Province, China. However, we expect to continue to have negative operating cash flows until we can generate sufficient cash flows from our technology, equipment and services business and SES China (including the ZZ Joint Venture, the Yima Joint Ventures and the TIANWO-SES Joint Venture) to cover our general and administrative expenses and other operating costs. We will also limit the development of any further projects until we have assurances that acceptable financing is available to complete the project. We may pursue the development of selective projects with strong and credible partners or off-takers where we believe equity and debt can be raised or where we believe we can attract a financial partner to participate in the project and where the project would utilize our technology, equipment and services.

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

We cannot provide any assurance that any financing will be available to us in the future on acceptable terms or at all. Any such financing could be dilutive to our existing stockholders. If we cannot raise required funds on acceptable terms, we may not be able to, among other things, (i) maintain our general and administrative expenses at current levels including retention of key personnel and consultants; (ii) successfully develop our licensing and related service businesses; (iii) negotiate and enter into new gasification plant development contracts and licensing agreements; (iv) make additional capital contributions to our joint ventures; (v) fund certain obligations as they become due; (vi) respond to competitive pressures or unanticipated capital requirements; or (vii) repay its indebtedness.

Our liquidity and capital resources are highly dependent on Chinese methanol prices.

The majority of our current revenues are derived from the sale of methanol in China. We do not have long term offtake agreements for these sales, so revenues fluctuate based on local market spot prices, which have been under significant pressure, and we are unsure of how much longer this will continue. During the quarter ended December 31, 2014, we incurred an impairment loss associated with the impact of reduced methanol prices on our ZZ Joint Venture plant.  While changes in market conditions for methanol in China may increase our operating margins, although there has recently been a slight increase in prices, any further degradation in methanol prices, as well as changes in assumptions used to test for recoverability and to determine fair value, could result in additional impairment charges in the future for the ZZ Joint Venture facility or an impairment related to the Yima investment.  Our liquidity is also negatively effected if the ZZ Joint Venture plant does not operate due to the reduced methanol pricing.  Although we are considering various options for these gasifiers due to the pricing of methanol, including repurposing by moving them to a new location, there can be no assurances that we will be able to generate more than limited revenues until methanol prices recover.  Our revenues, liquidity and capital resources will be materially adversely affected if markets remain under pressure, and we are unable to obtain satisfactory prices for these commodities or if prospective buyers do not purchase these commodities.

We may be subject to future impairment losses due to potential declines in the fair value of our assets.

During the three months ended December 31, 2014, there was a significant decline in methanol prices in the China commodity market, which put significant pressure on our ZZ Joint Venture plant methanol production margins.  As a result, we evaluated both operating assets for potential impairment as of December 31, 2014.  Based on this evaluation, we determined that the $32 million carrying value of the ZZ Joint Venture facility was no longer entirely recoverable.  Due to this impairment, we wrote down the value of the facility to its estimated fair value of  $11 millon and incurred an impairment expenses of $20.9 million.  The potential for future impairment at the ZZ Joint Venture plant or for other of our assets is increased during a period of economic uncertainty, including with respect to the current reduced pricing of methanol. Should general economic, market or business conditions decline further, and continue to have a negative impact on our stock price or revenues, we may be required to record additional impairment charges in the future, which could materially and adversely affect financial condition and results of operation.  There was no impairment recognized for the three months ended March 31, 2015, as methanol prices rebounded to approximately 2,250 Rmb per tonne as of March 31, 2015.

 Joint ventures that we enter into present a number of challenges that could have a material adverse effect on our business and results of operations and cash flows.

We have developed two projects in China, the ZZ Joint Venture and the Yima Joint Ventures, and have recently entered into our TIANWO-SES Joint Venture. In addition, as part of our business strategy, we plan to enter into other joint ventures or similar transactions, including as part of our business verticals for power, steel and renewables, some of which may be material. These transactions typically involve a number of risks and present financial, managerial and operational challenges, including the existence of unknown potential disputes, liabilities or contingencies that arise after entering into the joint venture related to the counterparties to such joint ventures, with whom we share control. We could experience financial or other setbacks if transactions encounter unanticipated problems due to challenges, including problems related to execution or integration. Any of these risks could reduce our revenues or increase our expenses, which could adversely affect our results of operations and cash flows.

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

We also include the financial information of the TIANWO-SES in our consolidated financial statements. We rely on personnel in China to compile this information and deliver it to us in a timely fashion so that the information can be incorporated into our consolidated financial statements prior to the due dates for our annual and quarterly reports. Any difficulties or delays in receiving this information or incorporating it into our consolidated financial statements could impair our ability to timely file our annual and quarterly reports.

We are dependent on our relationships with our strategic partners for project development.

We are dependent on our relationships with our strategic partners to accelerate our expansion, fund our development efforts, better understand market practices and regulatory issues and more effectively handle challenges that may arise. Through the TIANWO-SES Joint Venture, we have partnered a significant portion of our China business with TST, a financially strong and highly skilled Chinese company which desires to invest into the growth of China’s clean energy space and which recognizes the opportunity afforded by our technology capability and business model.  We believe partnering with TST can accelerate the commercialization of our technology on a global basis and will enable us to reduce our capital requirements to achieve this acceleration. We are also seeking a partner for our technology vertical.  Our future success will depend on these relationships and any other strategic relationships that we may enter into. We cannot assure you that we will satisfy the conditions required to maintain these relationships under existing agreements or that we can prevent the termination of these agreements. We also cannot assure you that we will be able to enter into relationships with future strategic partners on acceptable terms, including partnering our technology vertical. The termination of any relationship with an existing strategic partner, our failure to successfully partner our technology vertical, or the inability to establish additional strategic relationships may limit our ability to develop the TIANWO-SES Joint Venture, our projects, including the ZZ Joint Venture and Yima Joint Ventures and our marketing arrangement with GE and Midrex, and may have a material adverse effect on our business and financial condition.

We may not be successful developing our business strategies.

In addition to the completion of the Yima Joint Venture plant and the restart of the ZZ Joint Venture plant, we intend to focus on developing our business verticals and focus on the development of our recently formed TIANWO-SES Joint Venture.  Although we have begun to develop our power vertical through our relationship with GE and our DRI steel vertical with Midrex, we are still in the early stages of developing these verticals and many of the relationships with potential partners are still being cultivated. We are also seeking a partner for our technology vertical.  We cannot provide assurance that we will be able to successfully develop our business verticals or to successfully grow the TIANWO-SES Joint Venture, which depends upon several factors, including the strength of global energy and chemical markets, commodity prices and the continued success of our ZZ Joint Venture Plant and Yima Joint Venture plant.  There can be no assurances that we will be able to succeed in these strategies and our inability to do so could have a material adverse effect on our business and results of operation.

Our results of operations and cash flows may fluctuate.

Our operating results and cash flows may fluctuate significantly as a result of a variety of factors, many of which are outside our control. Factors that may affect our operating results and cash flows include: (i) the success of the TIANWO-SES Joint Venture, the Yima Joint Ventures and ZZ Joint Ventures; (ii) our ability to obtain new customers and retain existing customers; (iii) the cost of coal and electricity; (iv) the success and acceptance of our technology; (v) our ability to successfully develop our licensing business verticals for power, steel and renewables, as well as execute on our projects; (vi) the ability to obtain financing for our projects; (vii) shortages of equipment, raw materials or feedstock; (viii) approvals by various government agencies; (ix) the volatility of local Chinese methanol markets; and (x) general economic conditions as well as economic conditions specific to the energy industry.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.     Mine Safety Disclosures

 Not Applicable.

Item 5.      Other Information.

None.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act.  All statements other than statements of historical fact are forward-looking statements. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected. Among those risks, trends and uncertainties are the ability of our ZZ joint venture to effectively operate XE's methanol plant and produce methanol; the ability of our project with Yima to produce earnings and pay dividends; our ability to develop and expand business of the TIANWO-SES joint venture in the joint venture territory; our ability to successfully partner our technology business; our ability to develop our power business unit and marketing arrangement with GE and our other business verticals, including DRI steel, through our marketing arrangement with Midrex Technologies, and renewables; our ability to successfully develop the SES licensing business; events or circumstances which result in an impairment of assets, including, but not lmited to, at our ZZ Joint Venture; our ability to reduce operating costs; our ability to make distributions and repatriate earnings from our Chinese operations; our limited history, and viability of our technology; commodity prices, including in particular methanol, and the availability and terms of financing; our ability to obtain the necessary approvals and permits for future projects; our ability to raise additional capital, if any, and our ability to estimate the sufficiency of existing capital resources; the sufficiency of internal controls and procedures; and our results of operations in countries outside of the U.S., where we are continuing to pursue and develop projects.  Although we believe that in making such forward-looking statements our expectations are based upon reasonable assumptions, such statements may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. We cannot assure you that the assumptions upon which these statements are based will prove to have been correct.

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

Item 6.     Exhibits

Number	Description of Exhibits

10.1+	Letter Agreement between Robert Rigdon and the Company dated March 9, 2015 (incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 12, 2015).
10.2+	Form of Non-statutory Stock Option Agreement (incorporated by reference from Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on March 12, 2015).
10.3
Form of Securities Purchase Agreement among the Company and the purchasers identified therein (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 14, 2015).

10.4*+	Non-statutory Stock Option Agreement dated March 9, 2015 between Robert Rigdon and the Company.
31.1*	Certification of Chief Executive Officer of Synthesis Energy Systems, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer of Synthesis Energy Systems, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
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

SYNTHESIS ENERGY SYSTEMS, INC.

Date: May 13, 2015	By:	/s/ Robert Rigdon
Robert Rigdon President and Chief Executive Officer

Date: May 13, 2015	By:	/s/ Roger Ondreko
Roger Ondreko Chief Financial Officer