Form 10-K
period 2015-06-30
SYNTHESIS ENERGY SYSTEMS INC
filed 2015-09-21
CIK 1375063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $60.4 million on December 31, 2014. The registrant had 86,848,468 shares of common stock outstanding on September 10, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required to be disclosed in Part III of this report is incorporated by reference from the registrant’s definitive Proxy Statement for the 2015 Annual Meeting of Stockholders, which will be filed not later than 120 days after the end of the fiscal year covered by this report.

Forward-Looking Statements

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 as amended. All statements other than statements of historical fact are forward-looking statements. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected. Among those risks, trends and uncertainties are: the ability of our ZZ Joint Venture (as defined below under “Description of Business – Current Operations and Projects – Zao Zhuang Joint Venture”) to effectively operate Xuejiao’s methanol plant and produce methanol; our ability to successfully expand the ZZ joint venture through our partnership with Rui Feng; the ability of our project with Yima Coal Industry (Group) Co., Ltd. to produce earnings and pay dividends; our ability to develop and expand business of the Tianwo-SES Joint Venture (as defined below under “Description of Business – Current Operations and Projects – Tianwo-SES Joint Venture”) in the joint venture territory; our ability to successfully partner our technology business; our ability to develop our power business unit and marketing arrangement with GE and our other business verticals, including DRI steel, through our marketing arrangement with Midrex Technologies, and renewables; our ability to successfully develop our licensing business; events or circumstances which result in an impairment of assets, including, but not limited to, at our ZZ Joint Venture; our ability to reduce operating costs; our ability to make distributions and repatriate earnings from our Chinese operations; our limited history, and viability of our technology; commodity prices, including in particular methanol, and the availability and terms of financing; our ability to obtain the necessary approvals and permits for future projects; our ability to raise additional capital, if any, and our ability to estimate the sufficiency of existing capital resources; the sufficiency of internal controls and procedures; and our results of operations in countries outside of the U.S., where we are continuing to pursue and develop projects. Although we believe that in making such forward-looking statements our expectations are based upon reasonable assumptions, such statements may be influenced by factors that could cause actual outcomes and results to be materially different from those projected by us. We cannot assure you that the assumptions upon which these statements are based will prove to have been correct.

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

PART I

Item 1. Description of Business

We are a global energy and gasification technology company that provides proprietary gasification technology systems and solutions to the energy and chemical industries. Our gasification technology is a flexible, efficient and economic technology for the production of synthesis gas, or syngas, a mixture of primarily hydrogen, carbon monoxide and methane. Syngas is a clean and versatile source of energy. Our technology is uniquely capable to manufacture clean syngas from a wide variety of energy resources including most all existing forms of coal, biomass, municipal wastes and refuse derived fuels and petroleum coke. In doing so, our technology produces syngas which allows us to unlock the energy from these resources and transform the syngas into electric power as well as a natural gas substitute. Furthermore our syngas can be used to produce a variety of chemical products, fertilizers and transportation fuels. Our proprietary fluidized bed technology is built on decades of research, development, demonstration and commercialization and is implemented in two operating plants in China using five of our gasification systems and in three additional plants currently in the commissioning or construction stage using a total of seven of our gasification systems.

Our business strategy is to create value by supplying our proprietary gasification technology, equipment and services into global projects where these lower cost feedstocks can be profitably converted into clean syngas, which can then be used to produce a variety of high value energy and chemical products. Our initial joint venture operating projects to date convert high ash coal and coal wastes to syngas for production of chemical grade methanol, while our three additional projects currently under construction and licensed via our Tianwo-SES joint venture, produce syngas from coal as a clean substitute to natural gas for the aluminum industry in China. We are pursuing a variety of additional global projects under development by our customers who wish to use our proprietary gasification technology platform to convert low-cost, locally available feedstocks to high value products.

Our technology can cleanly and economically extract carbon and hydrogen from most types of coal resources, coal wastes and renewable forms of biomass and municipal wastes. This carbon and hydrogen are extracted by reacting coal with oxygen to form a synthetic gas, otherwise known as syngas. Syngas can be used as a substitute for natural gas in many industries such as aluminum, ceramics, glass and others that burn natural gas for industrial heat energy. In addition, syngas can be readily converted into a wide range of energy and chemical products. These products include, but are not limited to, electric power, synthetic natural gas (SNG), transportation fuels such as gasoline, diesel and jet fuel, chemicals such as methanol, olefins, and glycols, ammonia and urea for agricultural fertilizers and feedstocks for use in the direct reduction of iron (DRI) for steel production. Our technology is one of several gasification technologies which have been used successfully in industrial applications for many years. However, our technology is meaningfully differentiated over these older forms of gasification primarily through its ability to create clean and economical syngas from most forms of coal resources—from the lowest quality brown coals and lignites, high ash sub-bituminous coals and including the highest quality bituminous and anthracite coals—as well as biomass and other renewable waste materials. Our most recent technology product is the XL3000 gasification system introduced in October 2014. It is specifically targeted to provide higher syngas capacity and delivery pressure with lower capital costs, while maintaining high syngas generation efficiency on both high and low quality coals. The XL3000 is targeted to deliver efficiency and economy in performance required to meet the needs of the wide range of the world's syngas projects: distributed power, direct reduced iron, or DRI, steelmaking, industrial chemicals, fertilizers, SNG, and transportation fuels. The XL3000 gasification system delivers approximately 250% higher syngas capacity than our previous designs with delivery pressures up to 55 bar pressure.

We create value through two primary pathways:

1.	Technology commercialization. We supply a project specific technology license and equipment package which includes licensed rights to operate our gasification technology, as well as a project specific gasification system process design, supply of our proprietary equipment which generally includes but is not limited to gasifier reactors, fines removal and recovery systems, heat recovery systems, char removal and coal feeding systems and technical services.
2.	Project investments. Our initial projects, the ZZ Joint Venture and the Yima Joint venture, are both direct equity project investments. Over time, based on our capability and the quality of the project opportunities, we intend to selectively make additional equity investments into value accretive projects based on our gasification technology platform. In addition, based on capital availability, we intend to raise third party investment funds for selective projects through which we can gain an equity ownership position, while providing attractive returns to our project investment partners.

For both pathways to value creation, we rely on our ability to form value accretive partnerships and collaborations with other companies operating in the energy and chemical market segments in which we believe our technology is highly advantaged. Our technology license and equipment package is a low capital intensity business approach which we believe can generate attractive margins for us through providing our technology differentiated equipment and services in multiple market segments globally with a potential to build meaningful sales opportunities over time. Our selective project investment pathway has potential to generate much larger and more consistent revenue and earnings streams.

As part of our overall strategy we intend to form strategic regional and market-based partnerships or business verticals where our technology offers advantages and through cooperating with these partners grow an installed base of projects. Through these collaborative partnering arrangements we believe we will commercialize our technology much faster than entering these markets alone. In addition to regional business units, we are continuing to evaluate and develop our business in markets such as power, steel, fuels, substitute natural gas, chemicals and renewables which can benefit from deploying our technology offering to create these products from low cost coal and renewable feedstocks. We are developing these market-based business vertical opportunities together with strategic partners which have established businesses or interests in these markets.

We believe our operations in China have clearly demonstrated that we have several advantages which differentiate our technology over other commercially available gasification technologies, such as entrained flow, fixed bed, and moving bed gasification technologies. The first of these advantages is our ability to use a wide range of feedstocks (as detailed above) to make clean syngas. Our feedstock advantage opens up global opportunities for gasification project in areas where the coal quality would not be suitable for other currently available commercial gasification technologies.  Secondly, our technology’s advanced fluidized bed design is extremely tolerant to a wide range of changes in feedstock during operation, which allows for flexible fuel purchasing for our customers over the life of their projects. Additionally, our technology uses much less water and its simple design leads to more favorable fabrication costs and lower capital cost than other commercially available technologies. We believe that these important cost, feedstock flexibility, and water consumption factors position our technology for future deployment of gasification worldwide because our technology can enable projects to become a lower cost producer of products.

Overview of Our Gasification Process

Our gasification technology uses oxygen, steam and heat to cleanly and economically extract carbon and hydrogen from a wide variety of feedstocks. The gasifier utilizes a partial oxidation process where the carbon and hydrogen molecules are converted to gas in the form of hydrogen (H2), carbon monoxide (CO) and methane (CH4). Other components of syngas include water vapor, carbon dioxide (CO2), inerts such as nitrogen, and traces of compounds derived from other components in the feedstock. This combined gas mixture is called synthesis gas or “syngas”.

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

Our feedstock advantage opens up new global coal resources to use for manufacturing energy and chemical products which otherwise could not be done with other commercial gasification technologies. Our technology’s advanced fluidized bed design is also extremely tolerant to a wide range of changes in feedstock during operation, which allows for flexible fuel purchasing for our customers. Additionally, our technology can use much less water and its simple design leads to more favorable fabrication costs and resulting plant costs being lower compared to other commercially available technologies. We believe these important cost savings, feedstock flexibility, and water consumption factors position our technology for future deployment of gasification worldwide because our technology can enable projects to become lower cost producers of products.

Our technology began with U-GAS® gasification technology. We obtained a license for the U-GAS® gasification technology, developed by GTI located near Chicago, Illinois, a leading non-profit energy technology research and development organization serving the gas industry. Beginning in 1975, GTI developed a fluidized bed gasification technology trademarked as U-GAS®. Our U-GAS® license grants us the exclusive worldwide right to manufacture, make, use and sell both U-GAS® coal gasification systems and coal and biomass mixture (with coal content exceeding 60% by weight) gasification systems, and a non-exclusive right to manufacture 100% biomass gasification systems and coal and biomass mixtures (with biomass content exceeding 40% by weight) gasification systems. We also have rights to sublicense U-GAS® systems to third parties for coal, coal and biomass mixtures and for 100% biomass projects (subject to the approval of GTI, which approval shall not be unreasonably withheld), with GTI and us to share the revenue from such third party licensing fees based on an agreed percentage split. Our license has an initial term expiring in August 2016, with two additional 10-year extensions exercisable at our option. For more information, see “- GTI Agreement” below.

Since we initially obtained the license in 2004, we have further innovated and developed the U-GAS® process into our technology by developing new intellectual property of our own. We are operating projects and further advancing our gasification technology based on innovations and improvements to the design made during the ZZ Joint Venture plant design and operations and in the design, construction, commissioning, and operation of the Yima Joint Venture. We will continue to refine and expand our gasification process to further differentiate it from other processes in its ability to reliably, cleanly and efficiently produce valuable products from feedstocks that are of low cost and quality and may even be characterized as wastes.

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

During operation, the feedstock is gasified rapidly within the fluidized bed and produces syngas. Reactant gases, including steam and air, enriched air or oxygen are introduced into the gasifier to facilitate the chemical reactions, and are also used to fluidize the feedstock inside the reactor. Ash is removed by gravity from the gasifier through a proprietary system for cooling, metering and depressurization. The ash is then typically sold as a raw material for construction and concrete products. The gasifier maintains a low level of carbon in the bottom ash discharge stream. A small amount of fine ash is carried overhead in the syngas. This fine ash is removed, and through our Fines Management System, or FMS, can be returned to the gasifier. Our FMS which, along with other gasifier improvements, increases conversion of the feedstock which lowers feedstock costs. Gasifier efficiency is evaluated using a factor called cold gas efficiency, or CGE. CGE is a measure of the amount of energy in the feed coal that is converted to syngas and is an important driver of gasification economics. CGEs of up to 83% on high ash coals and carbon conversions of over 99% have been repeatedly demonstrated at commercial scale in the ZZ Joint Venture plant with improved designs by SES.

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

We believe that our gasification process also minimizes environmental emissions in all forms; air, water, and solid. As described above, due to unique and proprietary features, our gasification process can economically control the carbon content of the feed coal ash remaining after gasification such that the ash is a saleable product in most applications and markets. For wastewater emissions, the combination of dry processes for separation of fine solids from syngas, novel proprietary methods for ash cooling, and high cold gas efficiencies all reduce the water ultimately discharged as wastewater. Process water generated from our gasification units is readily treatable to enable recovery and recycling, such that ultimate wastewater discharge is minimized. Our gasification process and related syngas cleaning can also capture the CO2 stream, which can then be used in various applications, such as enhanced oil recovery operations, chemical industry feedstock, and other industrial processes. As regulations that restrict CO2 emissions accelerate, we expect that coal gasification adoption will also accelerate as coal use expands globally.

Competition

We believe that our technology offers an economical and cleaner approach for conversion of coal into energy and chemicals through our ability to economically gasify a wide range of solid-form natural resources including biomass, low quality coals, high quality coals, and coal wastes. We are not aware of commercially available gasifiers with such a wide range of feedstock flexibility. Our gasification technology operates efficiently with high ash and high moisture coals without coal rejection due to particle size and without the formation of tars and oils. Other technologies, such as the Winkler and High Temperature Winkler fluidized bed gasifiers, British Gas Lurgi fixed bed gasifiers, and others are being marketed in specific regions like China, India, Russia, and North Korea. These technologies have a longer history but generally have inferior performance and economics due to high capital costs, rejection of fine coal, high water usage and production of undesirable by-products such as tars and oils in the syngas which cause additional clean up expense.

The most predominant commercially deployed gasification technology providers are GE, Shell, Siemens, CB&I (formerly Phillips66), and Lurgi. With the exception of Lurgi, these entrained flow slagging gasification technologies operate on more expensive high grade bituminous and some sub-bituminous coals as feedstocks, but lack capability with the more difficult low heating value, high ash and high moisture coals and with biomass or other renewable waste materials. The Lurgi gasification technology, a moving bed gasification technology, is capable of gasifying the lower grade coals, but has more restrictive requirements on feedstock particle size. The Lurgi gasification technology also generates tars and oils in the syngas that have to be removed prior to downstream processing. These two factors can both have a negative impact on project economics. In addition, there are several Chinese companies that utilize entrained flow slagging gasification technologies and fixed bed gasification technologies which are derivatives of the western technologies, and these have been built in commercial scale plants in China. The markets for coal gasification are large with room for competition, however increased competition may impact our future share of the market.

Additionally, several companies, including KBR, are developing gasification technologies targeted for lignite coals which have progressed past the research and development phase but as of yet have no commercially operating gasifiers.

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

Syngas itself is a competitive alternative to oil, natural gas and conventional coal. Syngas generation technologies such as our technology compete with oil, natural gas and conventional coal combustion technologies. Such competing technologies include reforming of natural gas for chemicals and hydrogen production, oil refining for fuels production and conventional natural gas, fuel oil and coal combustion in power generation equipment and other industrial applications. The opportunity for all gasification technologies is primarily driven by the price and availability of natural gas and oil. Low natural gas and oil prices can significantly reduce the amount of new syngas capacity additions while high pricing for oil and natural gas or liquefied natural gas (LNG) can increase demand for syngas additions.

Gasification can provide a cleaner option for the generation of power from coal. To generate coal based power with gasification, the coal is first converted to syngas. The syngas can then be treated to remove pollutants such as sulfur, mercury, and CO2 from the syngas prior to the combustion of the syngas to generate power. With traditional coal fired power generation technology, these pollutants are removed after the combustion process from the exhaust gas of the boiler. Because the pollutants are removed pre-combustion and at elevated pressures with gasification, the gas stream that is being handled for pollutant removal is more than 100 times lower in volume than the exhaust gas stream from the coal boiler. Combining this significantly lower volume with the fact that the technologies that are used from sulfur and CO2 removal work much better (much lower quantities of chemicals required to remove one unit of sulfur or CO2), the cost to remove sulfur and CO2 for gasification is significantly lower than the cost to remove these constituents from boiler exhaust gas. In addition, when using pre-combustion removal, the removal technologies have the ability to achieve deeper removal levels resulting in lower emissions. As for NOx and particulate matter (PM) emissions, with coal gasification derived power, a gas stream is being combusted to generate power, this type of gas combustion will produce significantly lower amounts of NOx and PM (amounts similar to those that can be achieved with natural gas combustion). Coal boiler technology is burning the coal directly and there are larger amounts of NOx and particulate matter being generated. This requires expensive post combustion removal technologies on the high volume exhaust gas stream to lower the NOx and PM emissions. Even when using these post combustion technologies, coal boiler technologies are highly challenged (and potentially incapable, depending upon the coal qualities) of achieving the low emissions on SOx, NOx, mercury, and PM that are easily achievable with coal gasification derived power.

Additionally, conventional coal combustion technologies such as coal fired boilers for power generation and other conventional coal fired industries compete on an installed cost basis with the much cleaner gasification based coal to syngas technologies. Therefore regulations that restrict pollutants such as sulfur oxides (SOx), nitrous oxides (NOx), particulate matter and heavy metals such as mercury, from conventional coal fired technologies create wider spread adoption of cleaner coal gasification technologies. In addition, if legislation restricting the emissions for CO2 become a reality, coal gasification derived power will have another signicant cost advantage over traditional coal fired boilers. The lack of regulation on conventional coal based technology conversely delays adoption of coal gasification technologies, especially in the power generation market.

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

For each U-GAS® unit which we license, design, build or operate for ourselves or for a party other than a sub-licensee and which uses coal or a coal and biomass mixture or biomass as the feedstock, we must pay a royalty based upon a calculation using the MMBtu per hour of dry syngas production of a rated design capacity, payable in installments at the beginning and at the completion of the construction of a project, or the Standard Royalty. If we invest, or have the option to invest, in a specified percentage of the equity of a third party, and the royalty payable by such third party for their sublicense exceeds the Standard Royalty, we are required to pay to GTI an agreed percentage split of third party licensing fees, or the Agreed Percentage, of such royalty payable by such third party. However, if the royalty payable by such third party for their sublicense is less than the Standard Royalty, we are required to pay to GTI, in addition to the Agreed Percentage of such royalty payable by such third party, the Agreed Percentage of our dividends and liquidation proceeds from our equity investment in the third party. In addition, if we receive a carried interest in a third party, and the carried interest is less than a specified percentage of the equity of such third party, we are required to pay to GTI, in our sole discretion, either (i) the Standard Royalty or (ii) the Agreed Percentage of the royalty payable to such third party for their sublicense, as well as the Agreed Percentage of the carried interest. We will be required to pay the Standard Royalty to GTI if the percentage of the equity of a third party that we (a) invest in, (b) have an option to invest in, or (c) receive a carried interest in, exceeds the percentage of the third party specified in the preceding sentence.

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

The GTI Agreement expires on August 31, 2016, but may be extended for two additional ten-year periods at our option. We are currently evaluating extension alternatives for the GTI Agreement.

Business Strategy

The key elements of our business strategy include:

Generate financial results from our existing joint venture assets in China.

ZZ Joint Venture

Our ZZ Joint Venture plant produces clean syngas which is blended with coke oven gas, or COG, to produce chemical-grade methanol, or MeOH. This methanol is sold into the local methanol market in Shandong Province, China.  As described below, we have entered into an agreement to sell 61% of our interest in the ZZ Joint Venture facility and are working with Rui Feng to repurpose and expand the plant in order to produce acetic acid and propionic acid. The history of the ZZ Joint Venture and the commercially restructured facility is described in more detail under “– Current Operations and Projects – Zao Zhuang Joint Venture”. Key elements of our business strategy for the plant are:

a)          Boosting profitability by repurposing and expanding the facility through our partnership with Rui Feng.

b)         Operating at the highest possible production rates, based on market conditions, to maximize the financial results from the facility.

c)         Maximizing the operation of our gasification systems at the ZZ Joint Venture within local market constraints and continue to demonstrate the robustness and efficient capability of our technology.

d)         Evaluating, advancing and expansion alternatives for improving the financial results of the ZZ Joint Venture, which may include additional downstream technologies to produce high value products at the site.

e)         Secure alternative and increased sources of COG to aid increased production rates and lower production costs, as well as to seek to restructure the existing Cooperation Agreement to reflect the current methanol market situation.

f)          Selective testing of new inventions at the ZZ Joint Venture that will benefit the joint venture and our future gasification projects.

g)         Continuously improving and innovating at the ZZ Joint Venture to lower production costs and improve operating margins.

Yima Joint Venture

The Yima Joint Venture plant generated its first methanol production in December 2012. The Yima Joint Venture plant’s refined methanol section was fully commissioned in December 2013, and has operated at limited capacity since that date. Methanol production was approximately 57% of its capacity during the year ended June 30, 2015. The plant is designed to produce 300,000 metric tons per year of methanol from operating two of its three available gasifiers and has achieved 100% peak syngas production levels and 80% peak methanol production levels. This plant is intended to provide a commercial demonstration of our technology as deployed on a much larger scale than the ZZ Joint Venture plant.

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

c)         Achievement of safe, full-design annual methanol production rates and overall profitable operation which can lead to dividend distributions to the shareholders of the joint venture.

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

Tianwo-SES Joint Venture

The purpose of the Tianwo-SES Joint Venture is to establish our gasification technology as the leading gasification technology in the Tianwo-SES Joint Venture territory (which is China, Indonesia, the Philippines, Vietnam, Mongolia and Malaysia) by becoming a leading provider of proprietary equipment for the technology. The scope of the Tianwo-SES Joint Venture is to market and license our gasification technology via project sublicenses; procurement and sale of proprietary equipment and services; coal testing; and engineering, procurement and research and development related to the technology. In addition, we believe our Tianwo-SES Joint Venture will also help build new partnerships within market segments such as DRI steel, power, transportation fuels and for longer term value creation, larger scale SNG projects utilizing low rank coal resources and biomass, and accelerate the commercialization of our technology on a global basis enabling us to reduce the capital requirements to achieve this acceleration. We own a 35% interest in the Tianwo-SES Joint Venture. More detail is available under “- Current Operations and Projects – Tianwo-SES Joint Venture”. Key elements of our business strategy for the Tianwo-SES Joint Venture are:

a)	Achieve initial orders for new project license and equipment supply.
b)	Secure first customers for our higher pressure 40 bar gasification platform, with a focus on brown field projects which could move quickly to install and operate the 40 bar system.
c)	Expand the scope of supply of the Tianwo-SES joint venture to grow from licenses and proprietary equipment supply into supply of non-proprietary process equipment into Tianwo-SES projects.
d)	Expand the Tianwo-SES engineering and construction capability together with SST (as defined under “Current Operations and Projects - Tianwo-SES Joint Venture) to provide fully constructed fixed priced gasification systems in the territory.
e)	Endeavor to form collaborations and partnerships in market segments with known leaders in those markets to help advance our technology, such as our exclusive three party agreement with Dengfeng Power and the Tianwo-SES Joint Venture to complete a series of engineering and evaluation steps for a planned 160 MW power generation plant.
f)	Build implementation capability with Tianwo-SES to supply high quality, low cost equipment into our global projects outside the territory.

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

We are continually seeking to advance and improve our gasification technology, such as through our new XL3000 gasification system. We are continuing to work with our prospective customers to determine the suitability of their low rank coals for our technology through proprietary coal characterization testing and bench scale gasification tests. We are advancing our higher pressure 40bar to 60bar gasification system designs which can further enhance our capital and operating expenses effectiveness and allow our system to achieve much higher syngas output from a smaller sized gasifier. Additionally, we are growing our technology base through (i) continued development of know-how with our engineering and technical staff, (ii) growing and protecting our trade secrets as a result of patenting improvements tested at our ZZ and Yima Joint Venture plants, (iii) developing improvements resulting from integration of our technology with downstream processes, and (iv) developing improvements resulting from scaling up the design of our technology in pressure and capacity. Examples of our technology development include our high pressure gasifier, FMS and AMS which increase overall efficiency. We have several patent applications pending relating to these technology improvements in addition to a number of other improvements to increase the gasifier availability and to lower the costs of the gasifier installation and subsequent operations.

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

Our collaboration with GE Packaged Power, Inc., a subsidiary of GE, which began in early 2013 to jointly evaluate and market a small scale power generation unit combining our gasification technology with GE’s aeroderivative gas turbines, is an ongoing example of our market-based business vertical developments underway. In addition, as mentioned above, in December 2014, we and Tianwo-SES signed a Framework Agreement with Dengfeng Power Group for a series of engineering and evaluation steps for a 160MW distributed power generation plant intended to utilize the combination of our gasification technology and GE LM2500+G4 technology platforms with the gasification equipment provided by Tianwo-SES. We believe the distributed power segment offers opportunity over time to provide meaningful sales opportunities for our gasification technology and equipment systems, and we intend to focus on the continued development of this business vertical.

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

Growth in energy in non-OECD nations is expected to be led by growth in Asia. The same EIA reports projects Asia to make up close to 66% of that projected 2040 consumption. We believe we are well positioned in Asia where we have two operating projects using five of our gasification systems. In addition, the Tianwo-SES Joint Venture provides us with a strong Chinese partner already specialized in the manufacturing and design of processing industry equipment and projects. The Tianwo-SES Joint Venture territory initially covers China, Vietnam, Indonesia, Philippines, Malaysia and Mongolia.

Coal is required as a major source of energy for decades to come. Growth in coal usage is also expected to be led by the Non-OECD nations. Coal based energy in combination with other energy producing technologies is required to help alleviate energy poverty around the world. A 2014 World Energy Outlook report in 2012, approximately 1.3 billion people lived without access to electricity and significant investment is required to alleviate this energy poverty by 2030. This need for energy access is in addition to continued energy demand required by GDP growth in both OECD and Non-OECD nations. All combined coal is expected to continue to be a large scale source of affordable energy.

Transforming coal into clean energy and chemical products. Against the backdrop of significant growth in global energy needs and the requirement for coal to supply a large portion of this energy emerges the need to transform coal into energy products in a clean and sustainable manner. Commercially proven gasification technologies such as our technology are able to cleanly extract the important carbon and hydrogen components from coal in the form of a clean syngas product. This syngas product is then readily converted into a variety of energy and chemical products. Transforming coal into clean energy and chemical products is a growing opportunity, and global syngas growth is expected to accelerate rapidly. In fact, we believe the versatility and capability of syngas to make such a variety of products has just begun to be tapped and the quantity of syngas capacity in operation today on a global basis is only a fraction of what is required to meet the growing global energy demand.

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

India

We believe that India is poised for coal-based gasification growth and is turning the corner to be capable to realize that growth. Although India has substantial low rank coal resources, many of which are not able to be used in conventional coal technologies without significant upgrading, there has historically been limited coal gasification in India due to the cost of competing alternatives derived from oil and natural gas and due to the challenging nature of the high ash Indian coals to be gasified. India continues to put a fixed tariff on its natural resources with multiple price points for different types of end users (i.e. by industry, residential, commercial).

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

In 2014, India held elections and brought in a new government with the goal of cleaning up corruption and opening the pathways for companies to develop clean energy projects for the benefit of India. We have begun to see an increase in interest in our technology from potential customers in India, and we are working with our Indian partner, Simon India Ltd, to meet the near-term needs of these potential customers.

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

On July 24, 2013, the ZZ Joint Venture entered into a cooperation agreement ,or the ZZ Cooperation Agreement, with Xuecheng Energy and its parent company, Shandong Xuejiao Chemical Co., Ltd. (collectively referred to as “Xuejiao”), which serves to supersede the existing syngas purchase and sale agreement among the parties dated October 22, 2006 and supplemented previously in 2008. The ZZ Cooperation Agreement, which became effective on October 31, 2013, represents the basis for an integrated syngas to methanol operation and resolution of the nonpayment of the contractual capacity fees by Xuejiao.  Under the terms of the ZZ Cooperation Agreement, Xuejiao will (i) provide the ZZ Joint Venture with use of its methanol plant for ten years at no cost to the ZZ Joint Venture, (ii) provide a bank loan guarantee of approximately $3.3 million for a majority of the financing necessary for the ZZ Joint Venture for the retrofit and related costs of the ZZ Joint Venture plant, (iii) waive certain advances previously made to the ZZ Joint Venture and (iv) supply discounted coke oven gas produced by its existing coke ovens to be used in combination with synthesis gas to produce refined methanol from the new ZZ Joint Venture integrated syngas methanol operation. The new integrated operation is managed by the ZZ Joint Venture.

Effective October 31, 2013, the ZZ Joint Venture terminated and waived its claims to past due capacity fees owed by Xuejiao under the prior syngas purchase and sale agreement. Pursuant to the ZZ Cooperation Agreement, prior payments of approximately $1.8 million were applied to settle the prior payments due under the syngas purchase and sale agreement.

The ZZ Joint Venture began producing and selling methanol in November 2013 and sold 49,705 metric tons of methanol during the year ended June 30, 2015 generating approximately $15 million of revenue. We assumed operational control of the integrated methanol production facility in October 2013 under a restructured commercial arrangement. The ZZ Joint Venture has worked to complete the plant retrofits and equipment upgrades to enable increased methanol production from integrated syngas and coke oven gas feedstock. The ZZ Joint Venture is now operating an integrated plant which has two operating modes where it (i) converts coke oven gas directly to methanol and (ii) converts coal to syngas, then blends the syngas and coke oven gas at a specific ratio to produce additional quantities of methanol.  The ZZ Joint Venture began producing and selling methanol in November 2013 from coke oven gas. The ZZ Joint Venture restarted its syngas plant for approximately two weeks during December 2013. The ZZ Joint Venture intends to manage syngas production in order to optimize results. The syngas facility will generally operate when adequate coke oven gas supplies are available to achieve the correct syngas to coke oven gas blend ratio. The ZZ Joint Venture has also executed agreements to secure an additional minimum 4,000 normal cubic meters per hour of coke oven gas from a local supplier, with a target of 5,000 normal cubic meters per hour, in order to increase methanol production and reduce supply risks. This additional coke oven gas represents approximately a 30% increase in feedstock supply for the ZZ Joint Venture Plant. However this supplier has been unable to supply this additional feedstock due to depressed steel prices which negatively impacts its primary business. We continue to operate the ZZ Joint Venture using feedstock from Xuejiao. In addition, we are focused on lowering our operating costs, as well as reducing forced outages at the facility.

Effective June 26, 2015, we entered into a Share Purchase and Investment Agreement with Rui Feng Enterprises Limited, or Rui Feng, whereby Rui Feng will acquire a controlling interest in Synthesis Energy Systems Investments Inc., or SESI, one of our subsidiaries which owns the ZZ Joint Venture.  Under the terms of the agreement, we will sell an approximately 61% equity interest to Rui Feng in exchange for $10 million.  This amount shall be paid in four installments, with the first installment of approximately $1.6 million being paid on June 26, 2015. Since we retain control of SESI, the proceeds received from the first installment are accounted for as an equity transaction with no gain or loss recognized. We have allocated the proceeds received between additional paid in capital and non-controlling interest based on the interest acquired by Rui Feng and the carrying value of our investment in SESI. Rui Feng shall receive equity in the subsidiary proportionate to its installment payments.  After the four installment payments have been made, if Rui Feng invests an additional amount of 40 million yuan equivalent in U.S. dollars for the construction of an expansion to the ZZ Joint Venture, Rui Feng will receive an additional 14% equity interest in SESI for a total of 75%. Once Rui Feng acquires a controlling interest in the subsidiary, we will deconsolidate our investment in the subsidiary which holds our investment in the ZZ Joint Venture. Additionally, in connection with the transaction, Saikong, an affiliate of Rui Feng, will assume all profits and losses from the ZZ Joint Venture during the expansion of the facility, and Rui Feng will receive 90% of the profits and losses for the first three years of operations after the completion of the expansion.

After each installment payment, Rui Feng shall be entitled to appoint one director on the board of the subsidiary, such that after the four installments are paid, the board shall consist of seven directors, with four appointed by Rui Feng, and the balance appointed by us.  Rui Feng shall also be entitled to appoint directors of the ZZ Joint Venture as the installment payments are made, such that when all installment payments are made, Rui Feng will have three directors, we shall have two directors and Xuecheng Energy shall have one director on the ZZ Joint Venture board.

In connection with entering into the share purchase agreement, ZZ Joint Venture, we and Rui Feng also entered into a separate Operation and Management Agreement, or the OMA, with Shandong Saikong Automation Equipment Co. Ltd., or Saikong, an affiliate of Rui Feng, to achieve our strategic aim of repurposing and expanding the ZZ Joint Venture. Under the terms of the OMA, our two existing gasification systems will be refurbished and prepared for full capacity operation and the syngas will be used for the production of 100,000 tons per year of acetic acid, as well as a secondary product of propionic acid. The expansion is expected to be completed within 24 months. In addition, the ZZ Joint Venture plant will continue to generate methanol from Xuecheng Energy's coke oven gas under the terms of the existing Cooperation Agreement.

Current ZZ Operating Description and Capability

As described above, we assumed operational control of the integrated methanol production facility in October 2013 under a restructured commercial arrangement pursuant to the ZZ Cooperation Agreement. The ZZ Joint Venture completed plant retrofits and equipment upgrades to enable increased methanol production from integrated syngas and COG feedstock. The ZZ Joint Venture began producing and selling methanol in November 2013, sold 14,004 metric tons of methanol during the three months ended June 30, 2015 generating approximately $4.4 million of revenue and sold 49,705 metric tons of methanol during the year ended June 30, 2015 generating $15.0 million in revenue.

During the latter part of 2014 and into the first half of 2015, we were experiencing methanol prices in China and at our ZZ facility at near historic lows. Under these conditions the facility operated primarily in the COG only mode. We believe methanol prices were at these recent low levels primarily related to both the general economic conditions in China as demonstrated by China’s current low PMI and due to a correlation between methanol prices and oil prices.

Other non-market based factors affect economic expectations at the ZZ Joint Venture facility such as but not limited to unscheduled maintenance, forced outages, catalyst degradation and performance in both the COG reformer and methanol synthesis loop and third party coke oven outages which can curtail available COG feedstock. The ZZ facility is limited to approximately 24 hours of COG storage.

Based upon meetings with the local government and with Xuejiao, we anticipate the existing Xuejiao coke oven facility will be permanently shut down in 2016. Because of this, the ZZ Joint Venture intends to develop its alternatives for continued production of methanol and other products from the facility. Under the terms of the OMA entered into June 2015 with Saikong, the two existing SES gasification systems will be refurbished and prepared for full capacity operation and the syngas will be used for the production of 100,000 tons per year of acetic acid, as well as a secondary product of propionic acid. The expansion is expected to complete within 24 months. In addition, the ZZ plant will continue to generate methanol from Xuecheng Energy's coke oven gas under the terms of the exiting ZZ Cooperation Agreement until the coke ovens are permanently shutdown or for other reasons continued production is no longer desirable, viable or operational.

The ZZ Joint Venture is currently not paying all of its vendor payables, which is a breach of contract under the ZZ Cooperation Agreement. In addition, there are payments due under the ZZ Line of Credit Agreement on various dates in October and November 2015 for a combined total of $3.3 million, and payments due under the ZZ Working Capital Loan on September 23, 2015 of $3.3 million. Although we intend for the ZZ Joint Venture to sustain itself through its own earnings, we do not intend make additional contributions to the ZZ Joint Venture. Saikong has committed to providing required funding, but we have no assurances that they will honor that commitment. If the ZZ Joint Venture does not have adequate funds to repay the ZZ Working Capital Loan and the ZZ Line of Credit Agreement, and we or Saikong do not make additional capital contributions or loans, the loan will be in default and ZZ Bank will be able to exercise any and all remedies available under the law or the agreements, including the risk of ZZ Bank taking control of the ZZ Joint Venture facility and the forfeiture of our $1.6 million restricted certificate of deposit. Our net assets related to the ZZ Joint Venture facility as of June 30, 2015 were approximately $2.4 million.

Impairment

During the latter part of 2014, there was a significant decline in methanol prices in China. By December 31, 2014, methanol prices were below 1,900 yuan per metric ton, which was a level not seen since November 2009. This significant decline in methanol prices generally corresponded to the significant decline in global oil prices for the same quarter. Due to this reduction in methanol prices, the ZZ Joint Venture’s gasification portion of the facility was no longer able to make a positive financial contribution to the facility and has been inactive since December 2014 until such time as methanol prices increase.

Due to this significant shift in the market for methanol, we were required to evaluate the ongoing value of the ZZ Joint Venture facility and, based on this evaluation, we determined that the ZZ Joint Venture asset value was no longer entirely recoverable as of December 31, 2014. Because of this, we recognized an impairment expense of $20.9 million, reducing the value of the ZZ Joint Venture facility to its estimated fair value of $11 million as of December 31, 2014. Fair value was based on expected future cash flows using Level 3 inputs under Accounting Standards Codification (“ASC”) topic 820. At June 30, 2015 and taking into account the Rui Feng transaction, there were no indications of further impairment for our ZZ Joint Venture facility. However, changes in market conditions for methanol in China may decrease operating margins, and any further reduction in methanol prices, as well as changes in assumptions used to test for recoverability and to determine fair value, could result in additional impairment charges in the future for the ZZ Joint Venture facility.

We also performed a fair value analysis on our Yima Joint Venture plant based on expected future cash flows using Level 3 inputs under ASC 325. The results of the test indicated that the current estimated fair value of the Yima investment exceeded its book value, and as a result, no impairment was required as of December 31, 2014. At June 30, 2015, there are no further indicators of triggering events or circumstances that indicate a potential impairment for Yima Joint Venture plant. However, changes in market conditions may decrease operating margins and any further reductions in methanol prices, as well as changes in assumptions used to determine fair value, could result in impairment charges in the future for the Yima Joint Venture.

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

The Yima Joint Venture plant generated its first methanol production in December 2012. The Yima Joint Venture plant’s refined methanol section was fully commissioned in December 2013, and has operated at limited capacity since that date. The plant is designed to produce 300,000 metric tons per year of methanol from operating two of its three available gasifiers and has achieved 100% peak syngas production levels and 80% peak methanol production levels. This plant is intended to provide a commercial demonstration of our technology as deployed on a much larger scale than the ZZ Joint Venture plant. In addition, the permits for methanol production have been under review and the local government is requiring the Yima Joint Venture make preparations to produce the methanol protein, which was the primary product planned when the permits were secured. As such, the joint venture is working to complete a study in order to produce 20 metric tons of methanol protein annually.

The Yima Joint Venture initiated an outage in April 2015 that was intended to allow the plant to make broad and miscellaneous improvements to many areas of the entire methanol producing facility which had not been completed or properly installed. Many of these improvements were punch-list items left over from construction, along with improvements which have been learned from the past year’s operation at the plant. Additionally, it was identified during this time that the Yima Joint Venture had not installed all of the required units related to removal of sulfur compounds from syngas. The plant continues to run at approximately 50% of design capacity as data is gathered and as repairs and construction continues at the facility. The low methanol price combined with the inability to produce at higher capacities has created downward pressure on profit margins. As such, the Yima Joint Venture may need to incur additional indebtedness in order to complete the remaining construction items and to fund operating losses.

We believe there is a consistent pattern of the Yima Joint Venture management not demonstrating an understanding of the methanol facility operations and not sourcing available expertise in China to improve the overall operations. We have witnessed operation of the gasifier systems at Yima with design and operating parameter deviations from our existing technology recommendations. We have previously experienced limited ability to influence the Yima Joint Ventures’ operating performance. Our conclusion regarding our lack of significant influence is based on our interactions with the Yima Joint Ventures related to the start-up and operations and due to various other circumstances including limited participation in operating and financial policymaking processes and our limited ability to influence technological decisions.

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

Until May 31, 2013, we accounted for our equity interest in the Yima Joint Ventures under the equity method of accounting. Under this method, we recorded our proportionate share of the Yima Joint Ventures’ net income or loss based on the Yima Joint Venture’s financial results. As of June 1, 2013, we changed to the cost method of accounting because we concluded that we are unable to exercise significant influence over the Yima Joint Ventures. Our conclusion regarding our lack of significant influence is based on our interactions with the Yima Joint Ventures related to the start-up and operations and due to various other circumstances including limited participation in operating and financial policymaking processes and our limited ability to influence technological decisions.

Additionally, in January 2011, we signed gasifier sales agreements with the Yima Joint Ventures to sell gasifiers and gasifier related equipment for an aggregate contract price of $3.0 million. A portion of the equipment associated with these orders was ordered from SST. The gasifiers were completed and delivered in January 2012 to the Yima Joint Ventures. As of June 30, 2015, the Yima Joint Ventures had paid $2.4 million of the total contract price and still owed the remaining payment approximately of $0.67 million to us. We still owe a combined $0.67 million to both STT and an additional vendor associated with the equipment purchase, which is accrued as a current liability on our consolidated balance sheet. Yima paid the remaining payment of approximately $0.67 million to us in August 2015.

Tianwo-SES Joint Venture

On February 14, 2014, SES Asia Technologies Limited, one of our wholly owned subsidiaries, entered into a Joint Venture Contract (the “JV Contract”) with Zhangjiagang Chemical Machinery Co., Ltd., which subsequently changed its name to Suzhou Thvow Technology Co. Ltd. (“STT”), to form Jiangsu Tianwo-SES Clean Energy Technologies Limited (the “Tianwo-SES Joint Venture”). The purpose of the Tianwo-SES Joint Venture is to establish our gasification technology as the leading gasification technology in the Tianwo-SES Joint Venture territory (which is initially China, Indonesia, the Philippines, Vietnam, Mongolia and Malaysia) by becoming a leading provider of proprietary equipment for the technology. The scope of the Tianwo-SES Joint Venture is to market and license our gasification technology via project sublicenses; procurement and sale of proprietary equipment and services; coal testing; and engineering, procurement and research and development related to the technology. STT contributed 53,800,000 yuan in April 2014 and is required to contribute an additional 46,200,000 yuan within two years of contract execution for a total contribution of 100,000,000 yuan (approximately $16 million) in cash to the Tianwo-SES Joint Venture, and owns 65% of the Tianwo-SES Joint Venture, and we have contributed an exclusive license to use of our technology in the Tianwo-SES Joint Venture territory pursuant to the terms of a Technology Usage and Contribution Agreement entered into among the Tianwo-SES Joint Venture, STT and us (the “TUCA”) on the same date, and own 35% of the Tianwo-SES Joint Venture. Under the JV Contract, neither party may transfer their interests in the Tianwo-SES Joint Venture without first offering such interests to the other party. Notwithstanding this, we have the right until 30 days after the first project sublicense is entered into by the Tianwo-SES Joint Venture to transfer 5% of its interest to a financial investor. If we elect not to transfer such 5% interest during that period, STT has the option to purchase such interest from us for 10,000,000 yuan (approximately $1.6 million).

Through the Tianwo-SES Joint Venture, we have partnered a significant portion of our China business with STT, a financially sound and highly skilled Chinese chemical equipment manufacturing company which desired to invest into the growth of China’s clean energy space and which recognized the opportunity afforded by our technology capability and business model.  We believe partnering with STT can accelerate the commercialization of our technology on a global basis and will enable us to reduce our capital requirements to achieve this acceleration. In addition, our China business will not only support the growth of our Tianwo-SES Joint Venture but we believe will also build new partnerships in China within market segments such as DRI steel, power, transportation fuels and for longer term value creation, larger scale SNG projects utilizing low rank coal resources and biomass which our technology brings. We intend to form business verticals where we can secure ownership positions in these market vertical partnerships that both help build value for the Tianwo-SES Joint Venture and for our China business.

Tianwo-SES Projects

In December 2014, Innovative Coal Chemical Design Institute, ICCDI, a subsidiary of STT, was awarded three projects from Aluminum Corporation of China, Shandong Branch. The award calls for ICCDI to serve as the general contractor providing all engineering and construction services for the three projects. The Company’s technology systems are to be supplied by Tianwo-SES to ICCDI and will be used to produce an expected combined total of approximately 175,000 normal cubic meters per hour of industrial syngas as a clean energy fuel for three existing aluminum manufacturing plants, located in the Shandong, Henan and Shanxi provinces. Tianwo-SES is also undertaking the required engineering work now while also developing the required contracts with ICCDI for completion of the three projects. In June 2015, the first of the three industrial syngas gasification plants in Zibo City, Shandong Province entered the commissioning phase.

In December 2014, we and Tianwo-SES also entered into an agreement with Dengfeng Power Group Co., Ltd., or DFPG, for a distributed power generation program initially in Henan Province, China. The first phase of the program will be a pre-feasibility study for the first of several planned 160 MW distributed power plants designed to utilize two SES XL3000 advanced fluidized bed gasification systems; gasification equipment provided by Tianwo-SES, and four GE model LM2500+G4 aero-derivative gas turbines and related power generation equipment. Upon the completion and successful results of the feasibility studies, and requisite government approvals, the first cleaner distributed power plant is expected to be built in Dengfeng. It is intended to serve as a model for additional cleaner coal distributed power generation projects in Dengfeng (up to 600 MW total), as well as elsewhere in Henan Province and in other regions of China. DFPG is an industrial conglomerate specializing in thermal power generation whose products include aluminum, other non-ferrous metals and cement, and which operates power generation plants and coal mines in Henan Province.

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

Business Concentration

Our assets in China accounted for approximately 68% of our total assets as of June 30, 2015, which includes property, plant and equipment of the ZZ Joint Venture, our investment in the Yima Joint Ventures and other assets.

Suppliers

China has rapidly expanded its industrial manufacturing and construction capabilities, resulting in reduced the cost and build time of traditional sources of supply. We have been successful in locating and contracting with a number of key suppliers of major equipment and services. For projects outside of China where local sourcing is of value, we expect to develop supply chain capabilities for our equipment utilizing experienced industrial manufacturing capabilities and low cost sources of labor and materials to continue to benefit our technology.

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

Prior to us entering into the GTI Agreement, U-GAS® had not been commercially deployed on coal above approximately 150 tons per day per gasification system nor had it been commercially deployed on coal using pure oxygen as a reactant. Today, we have commercially deployed the technology at a scale of 1200 tons per day of coal feed using pure oxygen as a reactant. We also have new designs underway today, and we are quoting gasification systems for customers that would increase our gasification capacity to approximately 3,000 tons per day of coal using pure oxygen as a reactant. We have made improvements that have been patented or are in the process of patenting, or we are holding as trade secrets. In addition, we have several new improvements in development associated with designs of our higher pressure and higher capacity systems that further enhance the efficiency of the gasification process or reduce capital or operating expenses.

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

The Chinese government imposes restrictions on the convertibility of the yuan and on the collection and use of foreign currency by Chinese entities. Under current regulations, the yuan is generally convertible for current account transactions, which include dividend distributions, and the import and export of goods and services subject to review and approval by SAFE or its designated foreign exchange bank. However, conversion of yuan into foreign currency and foreign currency into yuan for capital account transactions is under the strict scrutiny of SAFE. According to SAFE Circular [2015] 19 (Circular on Reforming the Administration of Foreign Exchange Capital Settlement of Foreign-invested Enterprise), foreign-invested enterprise whose main business is investment may convert foreign currency in a capital account into yuan for equity investment. Other types of foreign-invested enterprises may convert foreign currency in a capital account into yuan for equity investment provided that the enterprise being invested into makes relevant registration with SAFE (or a designated bank) and establishes a settlement payment account. Under current Chinese regulations, foreign-invested enterprises such as our Chinese subsidiaries are required to apply to banks authorized to conduct foreign exchange business by SAFE for a Foreign Exchange Registration Certificate for Foreign-Invested Enterprise. With such registration (which is subject to remaining rights and interests registration with SAFE), a foreign-invested enterprise may open foreign exchange bank accounts at banks authorized to conduct foreign exchange business by SAFE and may buy, sell and remit foreign exchange through such banks, subject to documentation and approval requirements. Foreign-invested enterprises are required to open and maintain separate foreign exchange accounts for capital account transactions and current account transactions. In addition, there are restrictions on the amount of foreign currency that foreign-invested enterprises may retain in such accounts, except that foreign-invested enterprises may retain foreign exchange income under current account transactions in its sole discretion.

Also at the time of applying for SAFE registration (including any change registration), foreign-invested enterprises that do not constitute round tripping investment enterprises will be required to represent that its foreign shareholder is not directly or indirectly held by any Chinese residents; foreign-invested enterprises that constitute round tripping investment enterprises will be required to disclose the actual controlling person of its foreign shareholder. Any false or misleading representations may result in administrative liabilities imposed on the onshore entities and their legal representatives. If Chinese residents who are beneficial holders of our shares, make, or have previously made, direct or indirect round tripping investments through a SPV which falls within the scope of the registration under the SAFE Circular 37 (SAFE circular Relating to Foreign Exchange Administration of Offshore Investment, Financing and Round tripping Investment by Domestic Residents utilizing Special Purpose Vehicles), the Chinese residents must make foreign exchange registration for their offshore investments, failing which, the Chinese residents may be ordered to return the capital to China and be imposed a fine by SAFE for such misconduct.

Failure to comply with the registration procedures, including failure to update its own foreign exchange registration, may result in restrictions on the relevant onshore entity, including restrictions on the payment of dividends and other distributions to its offshore parent or affiliate and restrictions on the capital inflow from the offshore entity, and may also subject relevant Chinese residents to penalties under the Chinese foreign exchange administration regulations. Also at the time of applying for SAFE registration (including any change registration), the onshore entities that do not constitute round tripping investment enterprises will be required to represents that its foreign shareholder is not directly or indirectly held by any Chinese residents; the onshore entities that constitute round tripping investment enterprises will be required to disclose the actual controlling person of its foreign shareholder. Any false or misleading representations may result in administrative liabilities imposed on the onshore entities and their legal representatives.

Under Chinese regulations, wholly foreign-owned enterprises and Sino-foreign equity joint ventures in China may pay dividends only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. The foreign invested company may not distribute profits until the losses of the previous fiscal years have been made up. Additionally, the foreign invested company shall make allocations of after-tax profits to a reserve fund and a bonus and welfare fund for their employees. In the case of a Sino-foreign equity joint venture, in addition to the reserve fund and the bonus and welfare fund, the company shall also make allocations to a venture expansion fund. In the case of a wholly foreign-owned enterprise, the amount to be contributed to the reserve fund shall be no less than 10% of the after-tax profits unless the aggregate amount exceeds 50% of the registered capital of the company. The amount to be contributed to other funds of a wholly foreign-owned enterprise or any of the above funds of a Sino-foreign equity joint venture may be determined by the board of the company in accordance with the applicable laws. Any amounts to be contributed to such funds shall be set aside prior to distribution of after-tax profit.

In China, the development and construction of gasification facilities is highly regulated. In the development stage of a project, the key government approvals relate to the project’s environmental impact assessment report, feasibility study (also known as the project application report) and, in the case of a Sino-foreign joint venture, approval of the joint venture company’s joint venture contract and articles of association. Approvals in China are required at the municipal, provincial and/or central government levels depending on the total investment in the project and subject to industry specified criteria. Due to the global economic recession in 2008-2009, China’s State Council issued guidance related to the pace of new project approvals including wind power, polysilicon, steel, cement, glass and coal to methanol and DME. At the same time, the government continues to encourage newer technologies that can cleanly process coal. Although we do not believe that China’s project approval requirements and slowing of approvals for new coal to methanol and DME projects will invalidate any of our existing permits, our future joint ventures will have to abide by these guidelines.

In April 2009, the Chinese government approved a new national standard for methanol to be used in motor vehicle fuel to become effective on November 1, 2009. The standard includes the technical properties, testing methods, examination procedures as well as identification, packaging, transportation, storage and safety requirements for methanol that is to be used in motor vehicle fuel. Further, in May 2009, the Chinese government approved a new national standard, effective December 1, 2009, for M85 methanol gasoline, which specifies, among other things, the technical requirements, testing methods, examination procedures, identification, packaging, transportation, storage and safety requirements for methanol gasoline that comprises between 84%-86% of methanol and between 14%-16% of gasoline in terms of volume and other performance enhancing additives, for use in motor vehicles. According to the China Petroleum and Chemical Industry Association, the draft national standards for M15 — 15% percent methanol and 85% gasoline have been submitted to the China National Technical Committee on Petroleum Products and Lubricants of Standardization Administration for review. It is expected that the official national standards for M15 -15% percent methanol and 85% gasoline will soon be promulgated. We are monitoring this development closely. Although these standards do not mandate the use of methanol, we expect that they will act as a catalyst for further growth in the development of infrastructure, fueling stations, and vehicles which can accommodate higher proportion methanol blends. These recent developments are positive for the long term outlook for methanol demand, and with China demonstrating the viability of methanol blending in gasoline, this should also increase the potential for methanol blending to be adopted in other countries.

China continues to put increasing scrutiny on the environmental impacts of all coal based projects, including coal to power and coal to chemicals. New codes and standards have been and continue to be created to minimize the generation of Sulfur Oxides, Nitrous Oxides, Carbon Monoxide, and Particulate Matter. In addition, codes and standards have been put in place in the past few years to increase the efficiency of resource utilization. These include minimum efficiencies required for the production of SNG and other chemicals from coal, limits on the amount of water consumed per unit of SNG and other chemicals produced from coal, and limits on the amount of coal consumed per unit of SNG and other chemicals produced from coal. These codes and standards are relatively new and continue to change. We believe that our gasification technology can currently meet these requirements, while other gasification technologies will be challenged to meet these requirements. While we have seen no specific codes and standards addressing CO2 emissions, we anticipate increasing scrutiny on CO2 emissions in the future.

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

Although we have been successful in obtaining the permits that are required with respect to the ZZ Joint Venture, Yima Joint Ventures, and the Tianwo-SES Joint Venture, any retroactive change in policy guidelines or regulations or an opinion that the approvals that have been obtained are inadequate, at the municipal, provincial or central government levels in China, could require us to obtain additional or new permits or spend considerable resources on complying with such regulations. Other developments, such as the enactment of more stringent environmental requirements, changes in enforcement policies or discovery of previously unknown conditions, could require us to incur significant capital expenditures or suspend operations.

Employees

As of June 30, 2015, we had approximately 142 full-time employees, including 119 employees at the ZZ Joint Venture plants and two employees at the Yima Joint Ventures. None of our employees are represented by any collective bargaining unit. We have not experienced any work stoppages, work slowdowns or other labor unrest. We believe that our relations with our employees are good.

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

As of June 30, 2015, we had $22.2 million in cash and cash equivalents. We currently plan to use our available cash for (i) commercializing our technology and securing orders and associated tasks with developing our business with a prime focus on the markets of syngas for direct replacement of natural gas, syngas for producing substitute natural gas and power; (ii) securing new partners for our technology business; (iii) technology product advancement for power applications and industrial syngas; (iv) general and administrative expenses; and (vi) working capital and other general corporate purposes. We intend for the ZZ Joint Venture to sustain itself through its own earnings, and we are not intending to make additional contributions to the ZZ Joint Venture. Saikong has committed to providing required funding, but we have no assurances that they will honor that commitment. If the ZZ Joint Venture does not have adequate funds to repay the ZZ Working Capital Loan and the ZZ Line of Credit Agreement, and we or Saikong do not make additional capital contributions or loans, the loan will be in default and ZZ Bank will be able to exercise any and all remedies available under the law or the agreements, including the risk of ZZ Bank taking control of the ZZ Joint Venture facility and the forfeiture of our $1.6 million restricted certificate of deposit The actual allocation and timing of these expenditures will be dependent on various factors, including changes in our strategic relationships, commodity prices and industry conditions, and other factors that we cannot currently predict. In particular, any future decrease in economic activity in China or in other regions of the world in which we may in the future do business could significantly and adversely affect our results of operations and financial condition. Operating cash flows from our joint venture operating projects can be positively or negatively impacted by changes in coal and methanol prices. These are commodities where market pricing is often volatile in nature.

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

We do not currently have all of the financial resources to fully develop and execute on all of our other business opportunities; however, we intend to finance our development through paid services, technology access fees, equity financings and by securing financial and strategic partners focused on development of these opportunities. We can make no assurances that our business operations will provide us with sufficient cash flows to continue our operations. We will need to raise additional capital through equity and debt financing for any new ventures that are developed, to support our existing projects and possible expansions thereof and for our corporate general and administrative expenses. Uncertainty in the Chinese economy, including as related to the devaluation of the yuan, will have a significant impact on the ability of our partners to provide financing in China. We may consider a full range of financing options in order to create the most value in the context of the increasing interest we are witnessing in our proprietary technology.

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

In addition to the completion of the Yima Joint Venture plant and the restart and repurposing of the ZZ Joint Venture plant via the Rui Feng partnership, we intend to focus on developing our business verticals and focus on the development of our Tianwo-SES Joint Venture.  Although we have begun to develop our power vertical through our relationship with GE and our DRI steel vertical with Midrex, we are still in the early stages of developing these verticals and many of the relationships with potential partners are still being cultivated. We are also seeking a partner for our technology vertical. We cannot provide assurance that we will be able to successfully develop our business verticals or to successfully grow the Tianwo-SES Joint Venture, which depends upon several factors, including the strength of global energy and chemical markets, commodity prices, the ability of our joint venture to timely perform their obligations, and the continued success of our ZZ Joint Venture Plant and Yima Joint Venture plant.  There can be no assurances that we will be able to succeed in these strategies and our inability to do so could have a material adverse effect on our business and results of operation.

We are dependent on our relationships with our strategic partners for project development.

We are dependent on our relationships with our strategic partners to accelerate our expansion, fund our development efforts, better understand market practices and regulatory issues and more effectively handle challenges that may arise.

Through the Tianwo-SES Joint Venture, we have partnered a significant portion of our China business with STT, a Chinese company which desires to invest into the growth of China’s clean energy space and which recognizes the opportunity afforded by our technology capability and business model.  We believe partnering with STT can accelerate the commercialization of our technology on a global basis and will enable us to reduce our capital requirements to achieve this acceleration. We are also seeking a partner for our technology vertical. Our future success will depend on these relationships and any other strategic relationships that we may enter into. We cannot assure you that we will satisfy the conditions required to maintain these relationships under existing agreements or that we can prevent the termination of these agreements. We also cannot assure you that we will be able to enter into relationships with future strategic partners on acceptable terms, including partnering our technology vertical. Further, we cannot assure you that our joint venture partners, including STT, will grow the joint venture or effectively meet their development objectives. The termination of any relationship with an existing strategic partner, our failure to successfully partner our technology vertical, or the inability to establish additional strategic relationships may limit our ability to develop the Tianwo-SES Joint Venture, our projects, including the ZZ Joint Venture and Yima Joint Ventures and our marketing arrangement with GE and Midrex, and may have a material adverse effect on our business and financial condition.

Our liquidity and capital resources are highly dependent on Chinese methanol prices.

The majority of our current revenues are derived from the sale of methanol in China. We do not have long term offtake agreements for these sales, so revenues fluctuate based on local market spot prices, which have been under significant pressure, and we are unsure of how much longer this will continue. During the year ended June 30, 2015, we recognized an impairment loss associated with the impact of reduced methanol prices on our ZZ Joint Venture plant. However, due to changes in market conditions for methanol in China, any further degradation in methanol prices, as well as changes in assumptions used to test for recoverability and to determine fair value, could result in additional impairment charges in the future for the ZZ Joint Venture facility or an impairment related to the Yima investment. Our liquidity is also negatively affected if the ZZ Joint Venture plant does not operate due to the reduced methanol pricing. Although we are considering various options for these gasifiers due to the pricing of methanol, including repurposing by moving them to a new location, there can be no assurances that we will be able to generate more than limited revenues until methanol prices recover. Our revenues, liquidity and capital resources will be materially adversely affected if markets remain under pressure, and we are unable to obtain satisfactory prices for these commodities or if prospective buyers do not purchase these commodities.

We may be subject to future impairment losses due to potential declines in the fair value of our assets.

During the three months ended December 31, 2014, there was a significant decline in methanol prices in the China commodity market, which put significant pressure on our ZZ Joint Venture plant methanol production margins. As a result, we evaluated both operating assets for potential impairment as of December 31, 2014. Based on this evaluation, we determined that the $32 million carrying value of the ZZ Joint Venture facility was no longer entirely recoverable. Due to this impairment, we wrote down the value of the facility to its estimated fair value of $11 million and recognized an impairment expense of $20.9 million as of December 31, 2014. At June 30, 2015, there were no indications of further impairment. The potential for future impairment at the ZZ Joint Venture plant or for other of our assets is increased during a period of economic uncertainty, including with respect to the current reduced pricing of methanol.

In addition, the potential for future impairment at the Yima facility is increased during a period of economic uncertainty, including with respect to the current reduced pricing of methanol.

Should general economic, market or business conditions decline further, and continue to have a negative impact on our stock price or revenues, we may be required to record impairment charges in the future, which could materially and adversely affect financial condition and results of operation.

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

Current economic conditions in China could have an adverse impact on the performance of our joint venture partners and, as a result, our results of operations.

Over the past several years, China has experienced economic deterioration. Most recently, China’s central bank has allowed the devaluation of the yuan against the U.S. dollar to levels not seen in over twenty years. Among other things, this could result in delays in the expansion of the ZZ joint venture plant, hinder the ability of Rui Feng and STT to fund their respective obligations in the joint ventures or prevent the refinancing of the ZZ joint venture indebtedness on acceptable terms. Continued economic uncertainty in the United States could create further financial challenges for us and make these transactions more difficult and less economic to consummate, which would have a material adverse effect on our results of operations.

Joint ventures that we enter into present a number of challenges that could have a material adverse effect on our business and results of operations and cash flows.

We have developed two projects in China, the ZZ Joint Venture and the Yima Joint Ventures, and also have our Tianwo-SES Joint Venture. In addition, as part of our business strategy, we plan to enter into other joint ventures or similar transactions, including as part of our business verticals for power, steel and renewables, some of which may be material. These transactions typically involve a number of risks and present financial, managerial and operational challenges, including the existence of unknown potential disputes, liabilities or contingencies that arise after entering into the joint venture related to the counterparties to such joint ventures, with whom we share control. We could experience financial or other setbacks if transactions encounter unanticipated problems due to challenges, including problems related to execution or integration. In some cases, our joint venture partner may have a contractual commitment to provide funding to the joint venture, although we do not have assurances that they will satisfy such obligations. Continued economic uncertainty in China could also cause delays or make financing of operations more difficult. Any of these risks could reduce our revenues or increase our expenses, which could adversely affect our results of operations and cash flows.

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

We also include the condensed financial information of the Tianwo-SES Joint Venture in the notes to our consolidated financial statements. We rely on personnel in China to compile this information and deliver it to us in a timely fashion so that the information can be incorporated into our consolidated financial statements prior to the due dates for our annual and quarterly reports. Any difficulties or delays in receiving this information or incorporating it into our consolidated financial statements could impair our ability to timely file our annual and quarterly reports.

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

We do not currently have all of the personnel to fully develop and execute on all of our business opportunities, including our various business verticals and other partnering arrangements. Also, our technology design and implementation capability relies on years of gasification specific and U-Gas specific experience and expertise in key staff members. Our future success depends, in part, on our ability, as well as the ability of our joint ventures, to identify, attract and retain highly skilled technical personnel. We face intense competition for qualified individuals from numerous other companies, some of which have far greater resources than we do. We may be unable to identify, attract and retain suitably qualified individuals, or we may be required to pay increased compensation in order to do so. If we were to be unable to attract and retain the qualified personnel we need to succeed, our business, financial condition and results of operations could suffer.

We or our joint venture partners will manage the design, procurement and construction of our plants. If our or their management of these issues fail, our business and operating results could suffer.

Previously for our ZZ Joint Venture, and possibly for other projects we may work on in the future, we have or expect to manage plant design as it relates to the gasification systems. Some of this work has been or will be subcontracted to third parties. We are and will be coordinating and supervising these tasks. Although we believe that this is the most time and cost effective way to build gasification plants in China and elsewhere, we bear the risk of cost and schedule overruns and quality control. If we do not properly manage the design, procurement and construction of our plants, our business and operating results could be seriously harmed. Furthermore, as we continue to improve our technology, we may decide to make changes to our equipment that could further delay the construction of our plants. Additionally, for certain of our projects, including projects for which we provide a license or related service, we will rely on our partners to manage the design, procurement and construction of the plant. An example of this is the current work that Saikong will do under the OMA for the refurbishment and expansion of the ZZ joint venture plant. The success and timing of work on these projects by others will depend upon a number of factors that will be largely outside of our control. We can provide no assurances that the work will be completed timely or at all, or that the work will be performed at standards to our satisfaction.

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

We rely on proprietary technology licensed from GTI. Our license agreement with GTI for U-GAS® technology (described under “Description of Business—GTI Agreement”) is a critical component of our business. All of the prior patents granted around U-GAS® technology have expired. We are improving the technology and we plan to create new technologies around the core U-GAS® technology and have applied for new patents for these improvements and new technologies. Proprietary rights relating to U-GAS® technology are protected from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents, maintained within trade secrets or maintained in confidence through legally binding agreements. There can be no assurance that patents will be issued from any pending or future patent applications owned by or licensed to us or that the claims allowed under any issued patents will be sufficiently broad to protect our technology. In addition, our ability to obtain patent protection may be affected by the terms of the GTI Agreement. In the absence of patent protection, we may be vulnerable to competitors who attempt to copy our technology or gain access to our proprietary information and technical know-how. In addition, we rely on proprietary information and technical know-how that we seek to protect, in part, by entering into confidentiality agreements with our collaborators, employees, and consultants. In the case of the Tianwo-SES Joint Venture, to which we have transferred the exclusive right to our technology within the joint venture territory, we are relying on the covenants and protections included in the TUCA. We cannot assure you that these agreements will not be breached, that we would have adequate remedies for any breach or that our trade secrets will not otherwise become known or be independently developed by competitors.

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

We believe that we have the greatest competitive advantage using our technology in situations where there is a ready source of low rank, low cost coal, coal waste or biomass to utilize as a feedstock. We intend to locate projects in areas where low cost coal and coal waste are available or where it can be moved to a project site easily without transportation issues and we are working to develop structured transactions that include securing options to feedstock resources including coal and biomass. The success of our projects and those of our customers will depend on the supply of low rank coal and coal waste. If a source of low cost coal or coal waste for these projects cannot be obtained effectively, our business and operating results could be seriously affected.

Foreign laws may not afford us sufficient protections for our intellectual property, and we may not be able to obtain patent protection outside of the United States.

Despite continuing international pressure on the Chinese government, intellectual property rights protection continues to present significant challenges to foreign investors and, increasingly, Chinese companies. Chinese commercial law is relatively undeveloped compared to the commercial law in our other major markets and only limited protection of intellectual property is available in China as a practical matter. Although we have taken precautions in the operations of our Chinese subsidiaries and in our joint venture agreements (including as to the Tianwo-SES Joint Venture to which we have transferred the exclusive right to our technology within the joint venture territory) to protect our intellectual property, any local design or manufacture of products that we undertake in China could subject us to an increased risk that unauthorized parties will be able to copy or otherwise obtain or use our intellectual property, which could harm our business. We may also have limited legal recourse in the event we encounter patent or trademark infringement. Uncertainties with respect to the Chinese legal system may adversely affect the operations of our Chinese subsidiaries. China has put in place a comprehensive system of intellectual property laws; however, incidents of infringement are common and enforcement of rights can, in practice, be difficult. If we are unable to manage our intellectual property rights, our business and operating results may be seriously harmed.

The termination of our license agreement with GTI or any of our joint venture agreements or licensing agreements would materially adversely affect our business and results of operations.

The GTI Agreement, our joint ventures in China, our licensing and related service business and our business verticals for power, steel and renewables, including our marketing arrangement with GE Power, are essential to us and our future development. The GTI Agreement terminates on August 31, 2016, but may be terminated by GTI upon certain events of default if not cured by us within specified time periods. We are currently evaluating extension alternatives, but at this time have not determined which course we will take with GTI. In addition, after the two ten year extension periods provided under the GTI Agreement, which are exercisable at our option, we cannot assure you that we will succeed in obtaining an extension of the term of the license at a royalty rate that we believe to be reasonable or at all. Our joint venture agreements do not terminate for many years, but may be terminated earlier due to certain events of bankruptcy or default, or, in the case of the ZZ Joint Venture, if the purchase and sale contract for syngas or the methanol cooperation agreement is terminated, and, in the case of the Tianwo-SES Joint Venture, if the joint venture does not establish positive net income within 24 months of formation. Termination of any of our joint ventures or other key business relationships would require us to seek another collaborative relationship in that territory. We cannot assure you that a suitable alternative third party would be identified, and even if identified, we cannot assure you that the terms of any new relationship would be commercially acceptable to us. In addition, any of our license agreements could be terminated by our customer if we default under the terms of the agreement and any such termination could have a material adverse effect on our business and results of operations.

The majority of our revenues will be derived from the merchant sales of commodities and our inability to obtain satisfactory prices could have a material adverse effect on our business.

In certain circumstances, we or our partners plan to sell methanol, glycol, DME, synthetic gasoline, SNG, ammonia, hydrogen, nitrogen, elemental sulphur, ash, acetic acid, propionic acid and other commodities into the merchant market. These sales may not be subject to long term offtake agreements and the price will be dictated by the then prevailing market price. Revenues from such sales may fluctuate and may not be consistent or predictable. In particular, the market for commodities such as methanol is currently under significant pressure and we are unsure of how much longer this will continue. Our business and financial condition would be materially adversely affected if we are unable to obtain satisfactory prices for these commodities or if prospective buyers do not purchase these commodities.

Increased development of shale gas in China could have an adverse effect on our business.

According to a 2014 study published by the EIA, China has the world’s largest technically recoverable shale gas reserve resource, representing approximately 9.2% of the world’s total recoverable shale gas resources. However, given the variation across the world's shale formations in both geology and above-the-ground conditions, the extent to which global technically recoverable shale resources will prove to be economically recoverable is not yet clear. The market effect of shale resources outside the United States will depend on the associated production costs, volumes, and wellhead prices. For example, a potential shale well that costs twice as much and produces half the output of a typical U.S. well would not likely be developed. An increase in the development of shale gas would be a competitive alternative to syngas which is produced by our technology and could have a material adverse effect on our business and results of operation if successful.

We are dependent on key personnel who would be difficult to replace.

Our performance is substantially dependent on the continued services and on the performance of our senior management and other key personnel. Our performance also depends on our ability to retain and motivate our officers and key employees. The loss of the services of any of our executive officers or other key employees could have a material adverse effect on our business, results of operations and financial condition. Although we have employment arrangements, which include non-competition provisions, with Robert Rigdon, our President and Chief Executive Officer, Francis Lau, our Chief Technology Officer, Roger Ondreko, our Chief Financial Officer, Controller and Secretary and certain other members of senior management, as a practical matter, those agreements will not assure the retention of our employees and we may not be able to enforce all of the provisions in any such employment agreement, including the non-competition provisions. We are also dependent on our joint ventures, including the Tianwo-SES joint venture, having the necessary senior management to maintain operations. Our future success also depends on our ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, marketing and customer service personnel. Competition for such personnel in both the US and China is intense, and we cannot assure you that we will be able to successfully attract, integrate or retain sufficiently qualified personnel. In addition, because substantially all of our operations are currently in China, we will be required to retain personnel who reside in, or are willing to travel to, and who speak the language and understand the customs of, China. Our inability to retain these types of individuals could have a material adverse effect on our business, results of operations and financial condition.

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

The majority of our operations are located in China, and we are looking at development opportunities in other countries as well. As a result, a significant portion of our revenue is subject to the increased political and economic risks and other factors associated with international operations including, but not limited to:

•	general strikes and civil unrest;

•	other changes in political climate;

•	the risk of war, acts of terrorism, expropriation and resource nationalization, forced renegotiation or modification of existing contracts;

•	import and export regulations;

•	taxation policies, including royalty and tax increases and retroactive tax claims, and investment restrictions;

•	price control;

•	transportation regulations and tariffs;

•	constrained methanol markets dependent on demand in a single or limited geographical area;

•	exchange controls, currency fluctuations, devaluation, or other activities that limit or disrupt markets and restrict payments or the movement of funds;

•	laws and policies of the United States affecting foreign trade, including trade sanctions;

•	the possibility of being subject to exclusive jurisdiction of foreign courts in connection with legal disputes relating to licenses to operate and concession rights in countries where we currently operate;

•	the possible inability to subject foreign persons, especially foreign oil ministries and national oil companies, to the jurisdiction of courts in the United States; and

•	difficulties in enforcing our rights against a governmental agency because of the doctrine of sovereign immunity and foreign sovereignty over international operations.

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

The business of providing energy is highly competitive. In the gasification market, large multi-national industrial corporations that are better capitalized, such as General Electric, Shell, CB&I, Siemens (with entrained flow technologies); Lurgi (with moving bed technology); and smaller Chinese firms (with atmospheric pressure technologies) offer coal gasification equipment and services. While our technology can provide superior economics than these technologies in most cases, our size and the lack of commercial operating experience can make it difficult for us to win orders. In addition, new competitors, some of whom may have extensive experience in related fields or greater financial resources, may enter the market. Increased competition could result in a loss of contracts and market share. Either of these results could seriously harm our business and operating results. In addition, there are a number of gasification and conventional, non-gasification, coal-based alternatives for producing heat and power that could compete with our technology in specific situations. If we are unable to effectively compete with other sources of energy, our business and operating results could be seriously harmed.

In our areas of operation, the projects we and our customers intend to build are subject to rigorous environmental regulations, review and approval. We cannot assure you that such approvals will be obtained, applicable requirements will be satisfied or approvals, once granted, will be maintained.

Our operations are subject to stringent laws and regulations governing the discharge of materials into the environment, remediation of contaminated soil and groundwater, sitting of facilities or otherwise relating to environmental protection. Numerous governmental agencies, such as various Chinese authorities at the municipal, provincial or central government level and similar regulatory bodies in other countries, issue regulations to implement and enforce such laws, which often require difficult and costly compliance measures that carry substantial potential administrative, civil and criminal penalties or may result in injunctive relief for failure to comply. These laws and regulations may require the acquisition of a permit before construction and/or operations at a facility commence, restrict the types, quantities and concentrations of various substances that can be released into the environment in connection with such activities, limit or prohibit construction activities on certain lands lying within wilderness, wetlands, ecologically sensitive and other protected areas and impose substantial liabilities for pollution. We believe that we are in substantial compliance with current applicable environmental laws and regulations. Although to date we have not experienced any material adverse effect from compliance with existing environmental requirements, we cannot assure you that we will not suffer such effects in the future or that projects developed by our partners or customers will not suffer such effects.

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

China historically has been deficient in Western-style management and financial reporting concepts and practices, as well as in modern banking, computer and other control systems. For example, we recently changed from the equity method of accounting for our investment in the Yima Joint Ventures to the cost method of accounting because we concluded that we are unable to exercise significant influence over the Yima Joint Ventures due to, among other things, our limited participation in operating and financial policymaking processes and our limited ability to influence technological decisions. In addition, we have recently entered into our Tianwo-SES Joint Venture, in which STT may own up to a 65% interest, and although certain decisions require unanimous approval of its board of directors, and we have representatives in management of the joint venture, we have more limited influence in decision making. We may have difficulty in hiring and retaining a sufficient number of employees who are qualified to assist us in application of such concepts and practices to work in China. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards.

Chinese investment regulations and other regulations could adversely impact our company and subject us to fines.

Recent Chinese regulations relating to outbound investment activities, in particular, round-tripping investments by Chinese residents may increase our administrative burden, restrict our overseas and cross-border investment activity or otherwise adversely affect the implementation of our acquisition strategy. If Chinese residents, who are beneficial holders of our shares, make or have previously made direct or indirect round tripping investments through a SPV which falls within the scope of the registration under the SAFE Circular 37 (SAFE circular Relating to Foreign Exchange Administration of Offshore Investment, Financing and Round tripping Investment by Domestic Residents utilizing Special Purpose Vehicles), the Chinese residents must make foreign exchange registration for their offshore investments, failing which, the Chinese residents may be ordered to return the capital to China and be imposed a fine by SAFE for such misconduct. At the time of applying for SAFE registration (including any change registration), the foreign-invested enterprises that do not constitute round tripping investment enterprises will be required to represent that its foreign shareholder is not directly or indirectly held by any Chinese residents; the foreign-invested enterprises that constitute round tripping investment enterprises will be required to disclose the actual controlling person of its foreign shareholder. Any false or misleading representations may result in administrative liabilities imposed on the onshore entities and their legal representatives. We cannot provide any assurances that all of our stockholders who are Chinese residents will make or obtain any applicable registrations or approvals required by these SAFE regulations. The failure or inability of our Chinese resident stockholders to comply with the registration procedures set forth in the SAFE regulations may subject our Chinese subsidiaries to fines and legal sanctions, restrict our cross-border investment activities, or limit the ability to distribute dividends to or obtain foreign-exchange dominated loans from our company. Given that SAFE Circular 37 is a newly issued regulation, certain aspects therein still remain in uncertainty. As it is uncertain how the SAFE regulations will be interpreted or implemented, we cannot predict how these regulations will affect our business operations or future strategy. For example, we may be subject to a more stringent review and approval process with respect to our foreign exchange activities, such as remittance of dividends and obtaining foreign currency denominated borrowings, which may harm our results of operations and financial condition. In addition, if we decide to acquire a Chinese domestic company, we cannot assure you that we or the owners of such company, as the case may be, will be able to obtain the necessary approvals or complete the necessary filings and registrations required by the SAFE regulations. This may restrict our ability to implement our acquisition strategy and could adversely affect our business and prospects.

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

Increases in the labor costs or future disputes with our employees could damage our business, financial condition or operating results. According to Chinese Social Security Law and other applicable Chinese labor laws, the employer shall be responsible to deal with and pay social insurances and housing funds for all of its employees based on the actual salary of the employees. In addition, as required by Chinese regulations, we participate in various employee benefit plans that are organized by municipal and provincial governments, including pension, work-related injury benefits, maternity insurance, medical and unemployment benefit plans. We are required under Chinese laws to make contributions to the employee benefit plans at specified percentages of the salaries, bonuses and certain allowances of our employees, up to a maximum amount specified by the local government from time to time. Members of the retirement plan are entitled to a pension composed of basic pension, the amount of which is determined by local government, and personal account pension, the monthly amount of which is equal to the total deposited amount in the personal account divided by 139. There is no guarantee that we and our subsidiaries will be able to comply with the relevant requirements. Failure to comply with the various PRC Labor Laws and regulation requirements described above could result in liability under Chinese law.

China’s anti-corruption campaign may adversely impact our Chinese partners and our Chinese joint ventures.

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

We may have difficulty making distributions and repatriating earnings from our Chinese operations.

Under Chinese regulations, wholly foreign-owned enterprises and Sino-foreign equity joint ventures in China may pay dividends only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. The foreign invested company may not distribute profits until the losses of the previous fiscal years have been made up. Additionally, the foreign invested company shall make allocations of after-tax profits to a reserve fund and a bonus and welfare fund for their employees. In the case of a Sino-foreign equity joint venture, in addition to the reserve fund and the bonus and welfare fund, the company shall also make allocations to a venture expansion fund. In the case of a wholly foreign-owned enterprise, the amount to be contributed to the reserve fund shall be no less than 10% of the after-tax profits unless the aggregate amount exceeds 50% of the registered capital of the company. The amount to be contributed to other funds of a wholly foreign-owned enterprise or any of the above funds of a Sino-foreign equity joint venture may be determined by the board of the company in accordance with the applicable PRC laws. Any amounts to be contributed to such funds shall be set aside prior to distribution of after-tax profit. If we are unable to make distributions and repatriate earnings from our Chinese operations, it could have a materially adverse effect on our financial condition and results of operation.

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

Fluctuations in exchange rates can have a material impact on our costs of construction, our operating expenses and the realization of revenue from the sale of commodities. We cannot assure you that we will be able to offset any such fluctuations and any failure to do so could have a material adverse effect on our business, financial condition and results of operations. In addition, our financial statements are expressed in U.S. dollars and will be negatively affected if foreign currencies, such as the Chinese yuan, depreciate relative to the U.S. dollar. For example, there has recently been intense pressure on the yuan due to the devaluation by China’s central bank. We cannot predict at this time when prices will stabilize or recover. In addition, our currency exchange losses may be magnified by exchange control regulations in China or other countries that restrict our ability to convert into U.S. dollars.

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

	Sales Price
	High	Low
Year Ending June 30, 2015:
First Quarter	$1.91	$0.97
Second Quarter	$1.24	$0.70
Third Quarter	$1.06	$0.63
Fourth Quarter	$2.10	$1.00
Year Ending June 30, 2014:
First Quarter	$1.03	$0.66
Second Quarter	$0.87	$0.60
Third Quarter	$2.49	$0.63
Fourth Quarter	$2.44	$1.39

As of September 10, 2015, our authorized capital stock consisted of 200,000,000 shares of common stock and 20,000,000 shares of preferred stock, of which 86,848,468 shares of common stock and no preferred stock were issued and outstanding. As of such date, there were 85 holders of record of our common stock.

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

Recent Sales of Unregistered Securities

On July 27, 2015, we agreed with a holder of a warrant exercisable for 1,388,889 shares of our common stock at $2.16 per share to remit his exercise of the warrant as to 1,000,000 shares at a reduced exercise price of $1.00 per share. We also issued him a new warrant for 1,000,000 shares at the original exercise price of $2.16. The warrant holder is an accredited investor and the issuances were made pursuant to exemptions under the Securities Act and the rules and regulations promulgated thereunder, including pursuant to Section 4(2). The proceeds of $1,000,000 received in August 2015 will be used for general corporate purposes.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth information regarding our existing equity compensation plans as of June 30, 2015.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	9,302,825	(2)	$1.04	52,209	(2)
Equity compensation plans not approved by security holders	4,333,087	(3)	$1.49	-
Total as of June 30, 2015	13,635,912		$1.19	52,209

(1)	Consists of the Amended and Restated 2005 Incentive Plan, as amended, or the Plan.
(2)	Of the total 12,000,000 shares under the Plan, options to acquire 9,302,825 shares of commons stock were outstanding at June 30, 2015 and 178,442 shares of restricted stock had been granted under the Plan.
(3)	As of June 30, 2015, warrants to acquire up to 4,333,087 shares of our common stock were outstanding to consulting firms (Crystal Vision Energy Limited, Market Development Consulting Group, Inc. and T.R. Winston & Company, LLC).

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

Statements of Operations Data

(In thousands, except per share amounts)

	Years Ended June 30,
	2015	2014	2013	2012	2011

Total revenue	$15,517	$17,507	$579	$3,062	$10,158
Operating loss	(38,273)	(13,649)	(18,379)	(18,267)	(15,730)
Net loss	(38,536)	(13,997)	(19,923)	(20,072)	(15,620)
Less: net income (loss) attributable to noncontrolling interests	654	(246)	(10)	176	157
Net loss attributable to stockholders	(37,882)	(14,243)	(19,933)	(19,896)	(15,463)
Net loss per share:
Basic and diluted	$(0.50)	$(0.22)	$(0.33)	$(0.39)	$(0.32)
Weighted average common shares outstanding:
Basic and diluted	75,699	66,118	60,171	51,024	48,584

Balance Sheet Data

(in thousands)

	June 30,
	2015	2014	2013	2012	2011
Total working capital	$10,655	$11,403	$8,448	$9,874	$27,851
Total assets	73,751	91,706	88,364	92,847	109,974
Total liabilities	14,978	10,418	10,060	12,887	13,190
Total stockholder’s equity	58,773	81,288	78,304	79,960	96,784

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

Business Overview

We are a global energy and gasification technology company that provides proprietary gasification technology systems and solutions to the energy and chemical industries. Our gasification technology is a flexible, efficient and economic technology for the production of synthesis gas, or syngas, a mixture of primarily hydrogen, carbon monoxide and methane. Syngas is a clean and versatile source of energy. Our technology is uniquely capable to manufacture clean syngas from a wide variety of energy resources including most all existing forms of coal, biomass, municipal wastes and refuse derived fuels and petroleum coke. In doing so, our technology produces syngas which allows us to unlock the energy from these resources and transform the syngas into electric power as well as a natural gas substitute. Furthermore our syngas can be used to produce a variety of chemical products, fertilizers and transportation fuels. Our proprietary fluidized bed technology is built on decades of research, development, demonstration and commercialization and is implemented in two operating plants in China using five of our gasification systems and in three additional plants currently in the commissioning or construction stage using a total of seven of our gasification systems.

Our business strategy is to create value by supplying our proprietary gasification technology, equipment and services into global projects where these lower cost feedstocks can be profitably converted into clean syngas, which can then be used to produce a variety of high value energy and chemical products. Our initial joint venture operating projects to date convert high ash coal and coal wastes to syngas for production of chemical grade methanol, while our three additional projects currently under construction and licensed via our Tianwo-SES joint venture, produce syngas from coal as a clean substitute to natural gas for the aluminum industry in China. We are pursuing a variety of additional global projects under development by our customers who wish to use our proprietary gasification technology platform to convert low-cost, locally available feedstocks to high value products.

Our technology can cleanly and economically extract carbon and hydrogen from most types of coal resources, coal wastes and renewable forms of biomass and municipal wastes. This carbon and hydrogen are extracted by reacting coal with oxygen to form a synthetic gas, otherwise known as syngas. Syngas can be used as a substitute for natural gas in many industries such as aluminum, ceramics, glass and others that burn natural gas for industrial heat energy. In addition, syngas can be readily converted into a wide range of energy and chemical products. These products include, but are not limited to, electric power, synthetic natural gas (SNG), transportation fuels such as gasoline, diesel and jet fuel, chemicals such as methanol, olefins, and glycols, ammonia and urea for agricultural fertilizers and feedstocks for use in the direct reduction of iron (DRI) for steel production. Our technology is one of several gasification technologies which have been used successfully in industrial applications for many years. However, our technology is meaningfully differentiated over these older forms of gasification primarily through its ability to create clean and economical syngas from most forms of coal resources—from the lowest quality brown coals and lignites, high ash sub-bituminous coals and including the highest quality bituminous and anthracite coals—as well as biomass and other renewable waste materials. Our most recent technology product is the XL3000 gasification system introduced in October 2014. It is specifically targeted to provide higher syngas capacity and delivery pressure with lower capital costs, while maintaining high syngas generation efficiency on both high and low quality coals. The XL3000 is targeted to deliver efficiency and economy in performance required to meet the needs of the wide range of the world's syngas projects: distributed power, direct reduced iron, or DRI, steelmaking, industrial chemicals, fertilizers, SNG, and transportation fuels. The XL3000 gasification system delivers approximately 250% higher syngas capacity than our previous designs with delivery pressures up to 55 bar pressure.

We create value through two primary pathways:

1.	Technology commercialization. We supply a project specific technology license and equipment package which includes licensed rights to operate our gasification technology, as well as a project specific gasification system process design, supply of our proprietary equipment which generally includes but is not limited to gasifier reactors, fines removal and recovery systems, heat recovery systems, char removal and coal feeding systems and technical services.
43

2.	Project investments. Our initial projects, the ZZ Joint Venture and the Yima Joint venture, are both direct equity project investments. Over time, based on our capability and the quality of the project opportunities, we intend to selectively make additional equity investments into value accretive projects based on our gasification technology platform. In addition, based on capital availability, we intend to raise third party investment funds for selective projects through which we can gain an equity ownership position, while providing attractive returns to our project investment partners.

For both pathways to value creation, we rely on our ability to form value accretive partnerships and collaborations with other companies operating in the energy and chemical market segments in which we believe our technology is highly advantaged. Our technology license and equipment package is a low capital intensity business approach which we believe can generate attractive margins for us through providing our technology differentiated equipment and services in multiple market segments globally with a potential to build meaningful sales opportunities over time. Our selective project investment pathway has potential to generate much larger and more consistent revenue and earnings streams.

As part of our overall strategy we intend to form strategic regional and market-based partnerships or business verticals where our technology offers advantages and through cooperating with these partners grow an installed base of projects. Through these collaborative partnering arrangements we believe we will commercialize our technology much faster than entering these markets alone. In addition to regional business units, we are continuing to evaluate and develop our business in markets such as power, steel, fuels, substitute natural gas, chemicals and renewables which can benefit from deploying our technology offering to create these products from low cost coal and renewable feedstocks. We are developing these market-based business vertical opportunities together with strategic partners which have established businesses or interests in these markets.

We believe our operations in China have clearly demonstrated that we have several advantages which differentiate our technology over other commercially available gasification technologies, such as entrained flow, fixed bed, and moving bed gasification technologies. The first of these advantages is our ability to use a wide range of feedstocks (as detailed above) to make clean syngas. Our feedstock advantage opens up global opportunities for gasification project in areas where the coal quality would not be suitable for other currently available commercial gasification technologies.  Secondly, our technology’s advanced fluidized bed design is extremely tolerant to a wide range of changes in feedstock during operation, which allows for flexible fuel purchasing for our customers over the life of their projects. Additionally, our technology uses much less water and its simple design leads to more favorable fabrication costs and lower capital cost than other commercially available technologies. We believe that these important cost, feedstock flexibility, and water consumption factors position our technology for future deployment of gasification worldwide because our technology can enable projects to become a lower cost producer of products.

Results of Operations

Year Ended June 30, 2015 Compared to the Year Ended June 30, 2014

Revenue. Total revenue was $15.5 million for the year ended June 30, 2015 compared to $17.5 million for the year ended June 30, 2014.

Our ZZ Joint Venture began producing and selling methanol in November 2013 and sold over 49,706 metric tons of methanol during the year ended June 30, 2015 generating approximately $15.2 million of revenue compared to 35,682 metric tons of methanol sold and generated approximately $13.3 million of revenue during the year ended June 30, 2014. Pursuant to the ZZ Cooperation Agreement, prior payments of approximately $1.8 million from Xuejiao were applied to settling the prior payments due under the syngas purchase and sale agreement. As a result, the ZZ Joint Venture recognized these related party advances as product sales of approximately $1.5 million, net of value-added taxes during the year ended June 30, 2014.

Related party consulting and equipment sales revenue was $0.4 million for the year ended June 30, 2015, which resulted from technical consulting and engineering services provided to our TIANWO-SES Joint Venture, compared to $2.6 million of related party consulting and equipment sales for the year ended June 30, 2014, which resulted from sales of gasifiers and gasifier related equipments to the Yima Joint Ventures.

Costs of sales and plant operating expenses. Costs of sales and plant operating expenses increased by $2.3 million to $19.7 million for the year ended June 30, 2015 compared to $17.4 million for year ended June 30, 2014. The increase was primarily due to the fact that the ZZ Joint Venture operated eleven months of production for the year ended June 30, 2015 versus eight months of production for the year ended June 30, 2014. Those costs included electricity, coke oven gas, labor and other operating costs. There was $2.6 million in costs of sales incurred for the year ended June 30, 2014 for equipment sales to our Yima Joint Ventures for building the gasifiers and gasifier related equipment.

General and administrative expenses. General and administrative expenses decreased by $1.0 million to $8.9 million for the year ended June 30, 2015 compared with $9.9 million for the year ended June 30, 2014. The decrease of $1.0 million was due primarily to reductions in employee related compensation cost resulted from reducing headcount in China. Recurring general and administrative expenses consist primarily of compensation, professional and consulting fees, travel, and other costs of our corporate, development and administrative functions in Houston and Shanghai, and project and technical development expenses.

Stock-based compensation expense. Stock-based compensation expense increased by $0.4 million to $2.6 million for the year ended June 30, 2015 compared to $2.2 million for the year ended June 30, 2014 and related to the expensing the estimated fair values of stock options and stock warrants awarded to consulting firms, directors and employees during the period. The increase was due primarily to warrants to acquire 1.5 million shares of our common stock issued in May 2015 in connection with the consulting agreement with T. R. Winston & Company, LLC.

Depreciation and amortization expense. Depreciation and amortization expense decreased by $0.7 million to $1.6 million for the year ended June 30, 2015 compared to $2.3 million for the year ended June 30, 2014 and was primarily related to depreciation of our ZZ Joint Venture plant’s assets.  The decrease was due primarily to the lower cost of ZZ Joint Venture plant’s adjusted asset value after the impairment loss for the ZZ Joint Venture Plant which was recognized in the quarter ended December 31, 2014.

Impairment of long-lived assets. There was approximately $20.9 million of impairment loss of the ZZ Joint Venture Plant recognized for the year ended June 30, 2015. (See “Business–Current Operations and Projects – Zao Zhuang Joint Venture”).

Other income. There were other gains of $0.7 million for the year ended June 30, 2014 due to the write-off of unpaid settlements to various contractors from the initial construction work for our GC Joint Venture according to current local business contract law.

Foreign currency gain. Foreign currency gains were $39,000 for the year ended June 30, 2015 compared to $2,000 for the year ended June 30, 2014. The foreign currency gains have resulted from the appreciation of the Renminbi yuan relative to the U.S. dollar.

Interest income. Interest income was $70,000 for the year ended June 30, 2015 compared to $33,000 for the year ended June 30, 2014. The increase was primarily due to higher cash investments in money market and certificate of deposit accounts during the year ended June 30, 2015.

Interest expense. Interest expense was $0.4 million for both the years ended June 30, 2015 and 2014. For the year ended June 30, 2015, our interest expense relates to the ZZ Working Capital Loan and the ZZ Short-term Loan with ZZ Bank.  For the year ended June 30, 2014, our interest expense related to ZZ Joint Venture’s loans with ICBC, and the ZZ Short-term Loan with ZZ Bank. The ZZ Joint Venture repaid its final principal payment of 7.3 million yuan (approximately $1.2 million) to ICBC in January 2014 and repaid its principal of approximately $3.3 million for the ZZ Short-term Loan in September 2014.

Liquidity and Capital Resources

We have financed our operations to date through private placements of our common stock and in four public offerings: one in November 2007, one in June 2008, one in March 2014, and one in April 2015. We have used the proceeds of these offerings primarily for the development of our technology, including the investments in the ZZ Joint Venture and the Yima Joint Ventures, and to pay other business development and general and administrative expenses. In addition, the ZZ Joint Venture had a loan agreement with ICBC which funded certain of its plant’s construction costs in March 2007, the ZZ Short-term Bank Loan funded in September 2013 to finance costs related to the ZZ Cooperation Agreement, the ZZ Working Capital Loan funded in October 2014 for the purchase of raw material, and the ZZ Line of Credit Agreement funded in April and May 2015 for general liquidity need of the ZZ Joint Venture. We do not currently have all of the financial resources necessary to fully develop and execute on all of our business opportunities and, as discussed further under “–Outlook,” we may need to raise additional capital through equity and debt financing for any new ventures that are developed, to support our existing projects and possible expansions thereof and for our corporate general and administrative expenses.

As of June 30, 2015, we had $22.2 million in cash and cash equivalents and $10.7 million of working capital available to us. During the year ended June 30, 2015, we used $11.8 million in operating activities compared to $9.5 million for the year ended June 30, 2014. We used $1.6 million in investing activities for the certificate of deposit required by ZZ Bank for securing the ZZ Line of Credit Agreement and $0.3 million for capital expenditures related to the ZZ Cooperation Agreement for the year ended June 30, 2015 compared to $0.9 million for capital expenditures related to the ZZ Cooperation Agreement and $1.5 million for royalties due to GTI for the Yima Joint Venture’s license accounted for as part of our investment in the Yima Joint Ventures for the year ended June 30, 2014.

For the year ended June 30, 2015, we used $3.3 million from financing activities to repay the ZZ Short-term Loan with ZZ Bank, and we used $2.4 million for the last scheduled semi-annual principal payment on the ZZ Joint Venture’s loan with ICBC for the year ended June 30, 2014. On October 2, 2014, the ZZ Joint Venture received approximately $3.3 million of working capital loan proceeds from ZZ Bank under the ZZ Working Capital Loan. On October 8 and 9, 2014, the ZZ Joint Venture signed the ZZ Line of Credit Agreement for a total of $3.3 million. Amounts due under the ZZ Line of Credit Agreement were repaid in April 2015 on the due date and were renewed for $3.3 million under the same terms for an additional six months which is now due on various dates in October and November 2015.

On June 26, 2015, we received the first installment of $1.6 million from Rui Feng under the terms of the Share Purchase and Investment Agreement described in “Business-Current Operations and Projects-Zao Zhuang Joint Venture”. On April 17, 2015, we received approximately $12 million of gross proceeds from the sale of 12 million shares of our common stock in a registered direct offering. On March 24, 2014, we received $15 million of gross proceeds from the sale of 8,333,341 shares of our common stock plus warrants to acquire 4,166,667 shares of common stock in a registered direct offering. On August 1, 2013, we received proceeds of $100,000 and issued 136,986 shares of our common stock and issued warrants to acquire 136,986 shares of our common stock under a Unit Purchase Agreement with Crystal Vision Energy Limited.

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

We currently plan to use our available cash for (i) commercializing our technology and securing orders and associated tasks with developing our business with a prime focus on the markets of syngas for direct replacement of natural gas, syngas for producing substitute natural gas and power; (ii) securing new partners for our technology business; (iii) technology product advancement for power applications and industrial syngas (iv) general and administrative expenses; and (vi) working capital and other general corporate purposes. We intend for the ZZ Joint Venture to sustain itself through its own earnings, and we are not intending to make additional contributions to the ZZ Joint Venture. Saikong has committed to providing required funding, but we have no assurances that they will honor that commitment. If the ZZ Joint Venture does not have adequate funds to repay the ZZ Working Capital Loan and the ZZ Line of Credit Agreement, and we or Saikong do not make additional capital contributions or loans, the loan will be in default and ZZ Bank will be able to exercise any and all remedies available under the law or the agreements, including the risk of ZZ Bank taking control of the ZZ Joint Venture facility and the forfeiture of our $1.6 million restricted certificate of deposit.

Short-term Loan Agreement with Zao Zhuang Bank Co., Ltd

On September 10, 2013, the ZZ Joint Venture entered into a short-term loan agreement (the ”ZZ Short-term Loan”) with Zaozhuang Bank Co. ,Ltd, (the “ZZ Bank”) , and received approximately $3.3 million of loan proceeds for the retrofit and related costs contemplated by the ZZ Cooperation Agreement. The ZZ Joint Venture paid off the ZZ Short-term Loan in September 2014.

Working Capital Loan Agreement with Zao Zhuang Bank Co., Ltd

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

Line of Credit (Deposit Secured Loan) with Zaozhuang Bank Co., Ltd

On October 8, 2014, the ZZ Joint Venture entered a Line of Credit Agreement with ZZ Bank, and received a line of credit of approximately $2.5 million. On October 9, 2014, the ZZ Joint Venture entered an additional Line of Credit Agreement with ZZ Bank and received a line of credit of approximately $0.8 million (collectively, the “ZZ Line of Credit Agreement”).

Key terms of the ZZ Line of Credit Agreement are as follows:

•	The ZZ Joint Venture is required to deposit 50% of the total face amount, or approximately $1.6 million, to the ZZ Bank for the line of credit as a security deposit;

•	Term of the lines of credit is six months, due on April 8 and April 9, 2015 respectively, and can be renewed for another six months term with bank approval;

•	Service fee is 0.05% of the face amount for each renewal;

•	Xuecheng Energy is the guarantor of the line of credit;

•	Certain assets of the ZZ Joint Venture, including land use rights and the administration building, are pledged as collateral for the lines of credit; and

•	Subject to customary events of default which, should one or more of them occur and be continuing, would permit the ZZ Bank to declare all amounts owing under the agreements to be due and payable immediately.

Xuecheng Energy’s combined guarantee for both the ZZ Working Capital Loan and the ZZ Line of Credit Agreement is limited to approximately $3.3 million.

In April 2015, we repaid the ZZ Line of Credit Agreement and renewed the agreement for $3.3 million under the same terms for an additional six months. The ZZ Line of Credit Agreement is now due on various dates in October and November 2015.

Outlook

Our strategies are focused on commercializing our technology via the two primary pathways of (1) providing our technology license and equipment package and (2) securing interests or selective investments in attractive projects that use our technology. We also intend to execute our role with Rui Feng at the ZZ Joint Venture in order to complete the restructuring of our ZZ Joint Venture facility’s production of acetic acid and propionic acid. In addition, we intend to remain keenly focused on improving operations at the Yima Joint Venture, developing our Tianwo-SES Joint Venture, sourcing suitable partners for our other business verticals and advancing and improving our gasification technology, such as through our new XL3000 gasification system. Our business is to create value by supplying our technology, equipment and services into global projects where lower cost low quality coals, coal wastes, municipal wastes, agricultural biomass, and other biomass feedstocks can be profitably converted through our proprietary gasification technology into clean synthesis gas, or syngas (a mixture of primarily hydrogen, carbon monoxide, and methane), which is then used to produce a variety of high value energy, power, and chemical products.

Our business model is to deploy our technology on a global basis by supplying a technology package, containing license rights to operate a project using our technology, gasification system equipment, and technology related services. As part of our overall strategy we intend to form strategic regional and market-based partnerships or business verticals where our technology offers advantages and through cooperating with these partners grow an installed base of projects. Through collaborative partnering arrangements we believe we will commercialize our technology much faster than entering these markets alone.  This is a low capital intensity business approach which we believe can generate attractive margins for us through providing our technology differentiated equipment and services in multiple market segments globally with a potential to build meaningful sales opportunities over time. We also believe that our technology business activities will help advance our capabilities and provide opportunities which may allow us to selectively participate as equity partners in such projects in the future. Additionally, we are continuing to improve our technology in ways we believe will enhance our competitive position. We are pursuing other possible technology licensing opportunities with third parties and through our Tianwo-SES JV allowing us to build on our capability as demonstrated at both the ZZ Joint Venture and the Yima Joint Venture. We are focusing our efforts globally with our partners in countries with large low rank coal resources, but our principal operating activities to-date have focused on China and India.

We believe that there is currently a shift in the coal gasification business toward the use of low quality, and therefore low cost, coals for coal-to-energy and chemicals projects. We believe China is a good example of this new direction in coal gasification. The energy and chemicals landscape has been evolving rapidly with long-term trends showing upward pressure on demand and increasing pressure to deliver improved environmental performance while simultaneously delivering economics that will attract investment capital. World energy consumption is expected to increase significantly over the next two decades and demand is heavily driven by non-OECD nations where developing economies require ever increasing access to more energy products to establish healthy economies that improve the living conditions of those populations. Our market research indicates that coal will be required as a major source of energy for decades to come and growth in coal usage is expected to be led by the non-OECD nations. Because of these market dynamics, we believe our gasification technology has strategic importance to countries and regions with developing economies which have their own low cost domestic coal resources and need access to low cost clean energy and chemical products to grow. We believe this also applies to developed nations in the west such as Australia, Europe and US which possess significant low cost coal resources and which have a strategic need and desire to produce clean and affordable energy and chemicals from their own domestic resources and to existing operating companies which deploy their own technologies for energy and/or chemicals production.

We have seen a shifting of the competitive landscape of gasification over the past year away from more commonly deployed gasification technologies that rely on higher grade coals and utilize more water. This has generated an increasing interest in our technology and its capabilities to produce syngas cleanly, efficiently and with lower water consumption for most all qualities of coal as well as biomass and municipal solid waste. We believe that our technology is well positioned to address the market needs of the changing global energy landscape, and we believe we are well positioned in Asia where we have two operating projects using five of our gasification systems and where Tianwo-SES is providing seven of our gasification systems now into three additional projects. We now have a total global footprint of 12 gasification systems either in operation or in construction. In addition, our Tianwo-SES Joint Venture provides us with a strong Chinese partner already specialized in the manufacturing and design of processing industry equipment and projects.

During our fiscal 2015, there was a significant decline in methanol prices in China which caused an operating loss from our methanol production at the ZZ Joint Venture plant. Methanol prices for the fiscal year averaged approximately 2,180 yuan per metric ton, which was a level not seen since November 2009. This significant decline in methanol prices generally corresponded to the significant decline in global oil prices for the same quarter and a slowing in the Chinese economy which persists today. Due to this significant shift in the market for methanol, we were required to evaluate the ongoing value of the ZZ Joint Venture facility and, based on this evaluation, we determined that the ZZ Joint Venture asset value is no longer entirely recoverable as of December 31, 2014. Because of this, we recognized an impairment expense of $20.9 million, reducing the value of the facility to its fair value of $11 million as of December 31, 2014. At June 30, 2015, there were no indications of further impairment. Although further changes in market conditions for methanol in China may decrease operating margins, any further reduction in methanol prices, as well as changes in assumptions used to test for recoverability and to determine fair value, could result in additional impairment charges in the future for the ZZ Joint Venture facility. In addition, through our transaction with Rui Feng, our two existing SES gasification systems at the ZZ Joint Venture facility will be refurbished and prepared for full capacity operation and the syngas will be used for the production of 100,000 metric tons per year of acetic acid, as well as a secondary product of propionic acid. We anticipate that, subject to achieving suitable financing and government approvals, the project will be ready for startup within two years.

We intend for the ZZ Joint Venture to sustain itself through its own earnings, and we are not intending to make additional contributions to the ZZ Joint Venture. Saikong has committed to providing required funding, but we have no assurances that they will honor that commitment. If the ZZ Joint Venture does not have adequate funds to repay the ZZ Working Capital Loan and the ZZ Line of Credit Agreement, and we or Saikong do not make additional capital contributions or loans, the loan will be in default and ZZ Bank will be able to exercise any and all remedies available under the law or the agreements, including the the risk of ZZ Bank taking control of the ZZ Joint Venture facility and the forfeiture of our $1.6 million restricted certificate of deposit. Additionally, we are a minority owner in the Yima Joint Ventures, and we are relying on Yima to provide the management and operational support for the project. As a result, the success and timing of the Yima project will depend upon a number of factors that will be largely outside of our control and influence. As of June 1, 2013, we changed from the equity method of accounting for our investment in the Yima Joint Ventures to the cost method of accounting because we concluded that we are unable to exercise significant influence over the Yima Joint Ventures. Our conclusion regarding our lack of significant influence is based on our interactions with the Yima Joint Ventures related to the start-up and operations and due to various other circumstances including limited participation in operating and financial policymaking processes and our limited ability to influence technological decisions.  Dependence on Yima, and other owners of future projects in which we have a minority interest, or extended negotiations regarding the scope of the projects, could delay or prevent the realization of targeted returns on our capital invested in these projects.

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

We are also actively seeking additional partners for our technology vertical with existing businesses and vested interest in the growth of the global energy and chemicals projects who also has financial strength, a strong global sales force and demonstrated experience in process or power industry engineering and technology deployment are target candidates for this cooperation with us.

We currently plan to use our available cash for (i) commercializing our technology and securing orders and associated tasks with developing our business with a prime focus on the markets of syngas for direct replacement of natural gas, syngas for producing substitute natural gas and power; (ii) securing new partners for our technology business; (iii) technology product advancement for power applications and industrial syngas (iv) general and administrative expenses; and (vi) working capital and other general corporate purposes. The actual allocation and timing of these expenditures will be dependent on various factors, including changes in our strategic relationships, commodity prices and industry conditions, and other factors that we cannot currently predict. In particular, any future decrease in economic activity in China or in other regions of the world in which we may in the future do business could significantly and adversely affect our results of operations and financial condition. Operating cash flows from our joint venture operating projects can be positively or negatively impacted by changes in coal and methanol prices. These are commodities where market pricing is often volatile in nature.

We do not currently have all of the financial and human resources necessary to fully develop and execute on all of our business opportunities; however, we intend to finance our development through paid services, technology access fees, equity and debt financings and by securing financial and strategic partners focused on the development of these opportunities. We can make no assurances that our business operations will provide us with sufficient cash flows to continue our operations. We are also seeking to raise capital by partnering our technology vertical. We may need to raise additional capital through equity and debt financing for any new ventures that are developed, to support our existing projects and possible expansions thereof and for our corporate general and administrative expenses. We may consider a full range of financing options in order to create the most value in the context of the increasing interest we are seeing in our technology. We cannot provide any assurance that any financing will be available to us in the future on acceptable terms or at all. Any such financing could be dilutive to our existing stockholders. If we cannot raise required funds on acceptable terms, we may not be able to, among other things, (i) maintain our general and administrative expenses at current levels including retention of key personnel and consultants; (ii) successfully develop our licensing and related service businesses; (iii) negotiate and enter into new gasification plant development contracts and licensing agreements; (iv) make additional capital contributions to our joint ventures; (v) fund certain obligations as they become due; (vi) respond to competitive pressures or unanticipated capital requirements; or (vii) repay our indebtedness.

Critical Accounting Policies

The preparation of financial statements in accordance with U.S. generally accepted accounting principles, or “GAAP”, requires our management to make certain estimates and assumptions which are inherently imprecise and may differ significantly from actual results achieved. We believe the following are our critical accounting policies due to the significance, subjectivity and judgment involved in determining our estimates used in preparing our consolidated financial statements. We evaluate our estimates and assumptions used in preparing our consolidated financial statements on an ongoing basis utilizing historic experience, anticipated future events or trends and on various other assumptions that are believed to be reasonable under the circumstances. The resulting effects of changes in our estimates are recorded in our consolidated financial statements in the period in which the facts and circumstances that give rise to the change in estimate become known.

We believe the following describes significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition

Revenue from sales of products, which has included the capacity fee and energy fee earned at the ZZ Joint Venture plant and includes sale of methanol under the ZZ Cooperation Agreement, and sales of equipment are recognized when the following elements are satisfied: (i) there are no uncertainties regarding customer acceptance; (ii) there is persuasive evidence that an agreement exists; (iii) delivery has occurred; (iv) the sales price is fixed or determinable; and (v) collectability is reasonably assured.

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

We have determined that the ZZ Joint Venture is a VIE and that we are the primary beneficiary. We have determined that the Yima Joint Ventures are VIEs and that Yima is the primary beneficiary since Yima has a 75% ownership interest in the Yima Joint Ventures. We have determined that Tianwo-SES is a VIE and that SST is the primary beneficiary since SST has a 65% ownership interest in the Joint Venture.

Off Balance Sheet Arrangements

In June 2015, we amended and extended the lease agreement for our corporate offices in Houston, Texas which now expires on June 30, 2016.

Contractual Obligations

Our material contractual obligations at June 30, 2015 were as follows (in thousands):

Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
ZZ Short-term Loan with Zao Zhuang Bank	$3,271	$3,271	$-	$-	$-
ZZ line of credit with Zao Zhuang Bank	3,271	3,271
Operating leases	264	264	-	-	-
Total	$6,806	$6,806	$-	$-	$-

Recently Issued Accounting Standards

The Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that “an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services’. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The ASU 2014-09 was originally effective for annual reporting periods beginning after December 15, 2016, in July 2015, the FASB voted to amend ASU 2014-09 and issued ASU 2015-14 which allowed for a one-year deferral of the effective date as well as providing the option to early adopt the standard on the original effective date. Accordingly, the Company may adopt the standard in either its first quarter of fiscal year 2018 or 2019. The new standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of date of adoption. The Company is currently evaluating the impact of the adoption of this ASU on its consolidated financial statements, however, the Company does not expect ASU 2014-09 to affect materially its results of operations, financial position, or cash flows.

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

Foreign currency risk

We conduct operations in China and our functional currency in China is the Renminbi yuan. Our consolidated financial statements are expressed in U.S. dollars and will be negatively affected if foreign currencies, such as the Renminbi yuan, depreciate relative to the U.S. dollar. For example, there has recently been intense pressure on the yuan due to the devaluation by China’s central bank. We cannot predict at this time when prices will stabilize or recover. In addition, our currency exchange losses may be magnified by exchange control regulations in China or other countries that restrict our ability to convert into U.S. dollars. The People’s Bank of China, the monetary authority in China, sets the spot rate of the Renminbi yuan, and may also use a variety of techniques, such as intervention by its central bank or imposition of regulatory controls or taxes, to affect the exchange rate relative to the U.S. dollar. In the future, the Chinese government may also issue a new currency to replace its existing currency or alter the exchange rate or relative exchange characteristics resulting in devaluation or revaluation of the Renminbi yuan in ways that may be adverse to our interests.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders

Synthesis Energy Systems, Inc.

We have audited the accompanying consolidated balance sheets of Synthesis Energy Systems, Inc. and subsidiaries (collectively, the “Company”) as of June 30, 2015, and the related consolidated statements of operations, comprehensive loss, equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Synthesis Energy Systems, Inc. and subsidiaries as of June 30, 2015, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Houston, Texas

September 18, 2015

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders

Synthesis Energy Systems, Inc.

We have audited the accompanying consolidated balance sheet of Synthesis Energy Systems, Inc. and subsidiaries (collectively, the “Company”) as of June 30, 2014, and the related consolidated statements of operations, comprehensive loss, equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Synthesis Energy Systems, Inc. and subsidiaries as of June 30, 2014, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ UHY LLP

Houston, Texas

September 12, 2014

SYNTHESIS ENERGY SYSTEMS, INC.

Consolidated Balance Sheets

(In thousands, except par value amounts)

	June 30, 2015	June 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$22,217	$19,407
Certificate of deposit- restricted	1,635	—
Accounts receivable-related party, net	705	676
Prepaid expenses and other currents assets	489	873
Inventory	587	865
Total current assets	25,633	21,821
Property, plant and equipment, net	10,342	31,499
Intangible asset, net	939	1,049
Investment in joint ventures	34,815	34,856
Other long-term assets	2,022	2,481
Total assets	$73,751	$91,706

LIABILITIES AND EQUITY
Current liabilities:
Accrued expenses and accounts payable	$4,348	$4,469
Accrued expenses and accounts payable- related party	4,088	2,698
Line of credit	3,271	—
Short-term bank loan	3,271	3,251
Total current liabilities	14,978	10,418
Commitments and contingencies (Note 10)

Equity:
Preferred stock, $0.01 par value - 20,000 shares authorized – no shares issued and outstanding	—	—
Common stock, $0.01 par value - 200,000 shares authorized – 85,476 and 73,107 shares issued and outstanding, respectively	855	731
Additional paid-in capital	256,643	241,125
Accumulated Deficit	(203,866)	(165,984)
Accumulated other comprehensive income	6,179	6,062
Total stockholder’s equity	59,811	81,934
Noncontrolling interests in subsidiaries	(1,038)	(646)
Total stockholder’s equity	58,773	81,288
Total liabilities and stockholder’s equity	$73,751	$91,706

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year Ended June 30,
	2015	2014
Revenue:
Product sales and other — related parties	$15,145	$14,880
Related party consulting and equipment sales	372	2,627
Total revenue	15,517	17,507

Costs and Expenses:
Costs of sales and plant operating expenses	19,713	17,361
General and administrative expenses	8,974	9,958
Stock-based compensation expense	2,586	2,219
Depreciation and amortization	1,603	2,293
Impairment of long-lived assets	20,914	—
Other income	—	(675)
Total costs and expenses	53,790	31,156
Operating loss	(38,273)	(13,649)

Non-operating income (expense):
Equity in losses of joint ventures	—	(2)
Foreign currency gains, net	39	2
Interest income	70	33
Interest expense	(372)	(381)
Net loss	(38,536)	(13,997)
Less: net income (loss) attributable to non-controlling interests	(654)	246
Net loss attributable to stockholders	$(37,882)	$(14,243)
Net loss per share:
Basic and diluted	$(0.50)	$(0.22)
Weighted average common shares outstanding:
Basic and diluted	75,699	66,118

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.

Consolidated Statements of Comprehensive Loss

(In thousands)

	Year Ended June 30,
	2015	2014
Net loss, as reported	$(38,536)	$(13,997)
Cumulative translation adjustment	120	98
Comprehensive loss	(38,416)	(13,899)
Less comprehensive income (loss) attributable to noncontrolling interests	(651)	240
Comprehensive loss attributable to the Company	$(37,765)	$(14,139)

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.

Consolidated Statement of Equity

(In thousands)

	Common Stock
	Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non- controlling Interest	Total

Balance at June 30, 2013	63,583	$636	$224,337	$(151,741)	$5,958	$(886)	$78,304
Net loss	—	—	—	(14,243)	—	246	(13,997)
Currency translation adjustment	—	—	—	—	104	(6)	98
Comprehensive loss							(13,899)
Net proceeds from issuance of common stock	8,470	84	14,065	—	—	—	14,149
Stock-based compensation	—	—	2,219	—	—	—	2,219
Exercise of stock options and warrants	1,054	11	504	—	—	—	515
Balance at June 30, 2014	73,107	$731	$241,125	$(165,984)	$6,062	$(646)	$81,288
Net loss	—	—	—	(37,882)	—	(654)	(38,536)
Currency translation adjustment	—	—	—	—	117	3	120
Comprehensive loss							(38,416)
Net proceeds from issuance of common stock	12,000	120	11,371	—	—	—	11,491
Net proceeds from sale of subsidiary shares	—	—	1,341	—	—	259	1,600
Stock-based compensation	—	—	2,586	—	—	—	2,586
Exercise of stock options and warrants	369	4	220	—	—	—	224
Balance at June 30, 2015	85,476	$855	$256,643	$(203,866)	$6,179	$(1,038)	$58,773

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(38,536)	$(13,997)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,586	2,219
Depreciation of property, plant and equipment	1,375	2,041
Amortization of intangible and other assets	228	252
Impairment of long-lived assets	20,914	—
Equity in losses of joint ventures	—	2
Foreign currency gains	(39)	(2)
Write-off of GCL account payable	—	(675)
Changes in operating assets and liabilities:
Accounts receivable	(7)	(672)
Prepaid expenses and other current assets	466	1,892
Inventory	281	(873)
Other long-term assets	(335)	201
Accrued expenses and payables	1,282	112
Net cash used in operating activities	(11,785)	(9,500)

Cash flows from investing activities:
Certificate of deposit- restricted cash	(1,627)	—
Capital expenditures	(355)	(892)
Equity investment in joint ventures	(2)	(1,547)
Net cash used in investing activities	(1,984)	(2,439)

Cash flows from financing activities:
Payments on short-term bank loan	(3,253)	—
Payments on long-term bank loan	—	(2,448)
Proceeds from short-term bank loan	3,254	3,253
Proceeds from Line of Credit	3,254	—
Proceeds from exercise of stock options, net	224	515
Proceeds from issuance of common stock, net	11,491	14,149
Proceeds from sale of subsidiary shares	1,600	—
Net cash provided by financing activities	16,570	15,469

Net increase in cash	2,801	3,530
Cash and cash equivalents, beginning of period	19,407	15,870
Effect of exchange rates on cash	9	7
Cash and cash equivalents, end of period	$22,217	$19,407

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.

Notes to the Consolidated Financial Statements

Note 1 — Summary of Significant Accounting Policies

(a) Organization and description of business

Synthesis Energy Systems, Inc. (“SES”), together with its wholly-owned and majority-owned controlled subsidiaries (collectively, the “Company”) is a development stage global energy and gasification technology company that provides products and solutions to the energy and chemical industries. The Company’s business is to create value by supplying its technology, equipment and services into global projects where lower cost low quality coals, coal wastes, municipal wastes, agricultural biomass, and other biomass feedstocks can be profitably converted through its proprietary gasification technology into clean synthesis gas, or syngas (a mixture of primarily hydrogen, carbon monoxide, and methane), which is then used to produce a variety of high value energy and chemical products. The Company’s initial operating projects to date convert high ash coal and coal wastes to chemical grade methanol, and the Company is pursuing a variety of additional global projects under development by customers who may use its technology platform to convert low quality coals such as lignite, coal wastes, municipal wastes and agricultural waste biomass to high value products such as electric power, transportation fuels, substitute natural gas fuel for direct reduction iron steel making and other products. The Company’s technology is originally based on the U-GAS® process developed by the Gas Technology Institute and the Company has augmented and differentiated the technology through design, detailed engineering, constructing, starting up and operating two commercial plants in China. The Company’s headquarters is located in Houston, Texas.

(b) Basis of presentation and principles of consolidation

The consolidated financial statements are in U.S. dollars. Non-controlling interests in consolidated subsidiaries in the consolidated balance sheets represents minority stockholders’ proportionate share of the equity in such subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(c) Use of estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the amounts reported in the financial statements and accompanying notes. Management considers many factors in selecting appropriate operational and financial accounting policies and controls, and in developing the assumptions that are used in the preparation of these consolidated financial statements. Management must apply significant judgment in this process. Among the factors, but not fully inclusive of all factors that may be considered by management in these processes are: the range of accounting policies permitted by accounting principles generally accepted in the United States of America; management’s understanding of the Company’s business for both historical results and expected future results; the extent to which operational controls exist that provide high degrees of assurance that all desired information to assist in the estimation is available and reliable or whether there is greater uncertainty in the information that is available upon which to base the estimate; expectations of the future performance of the economy, both domestically, and globally, within various areas that serve the Company’s principal customers and suppliers of goods and services; expected rates of exchange, sensitivity and volatility associated with the assumptions used in developing estimates; and whether historical trends are expected to be representative of future trends. The estimation process often times may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that lies within that range of reasonable estimates based upon the risks associated with the variability that might be expected from the future outcome and the factors considered in developing the estimate. Management attempts to use its business and financial accounting judgment in selecting the most appropriate estimate, however, actual amounts could and will differ from those estimates.

(d) Cash and cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates market value.

(e) Supplemental disclosures of cash flow information (in thousands):

	Years Ended June 30,
	2015	2014
Interest paid	$374	$344
Non-cash transactions:
Fair value of stock and warrants issued to placement agent	310	636

(f) Accounts receivable and allowance for doubtful accounts

Accounts receivable are stated at historical carrying amounts net of allowance for doubtful accounts. The Company establishes provisions for losses on accounts receivable if it is determined that collection of all or part of an outstanding balance is not probable. Collectability is reviewed regularly and an allowance is established or adjusted, as necessary. As of June 30, 2015 and 2014, no allowance for doubtful accounts was necessary.

(g) Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the average cost method. Inventories include finished goods and raw materials which are expensed to cost of sales when consumed.

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

(i) Intangible assets

The Company accounts for intangible assets in accordance with ASC 350, “Intangibles- Goodwill and Other.” This standard requires that goodwill and other intangible assets with indefinite useful lives not be amortized but instead tested annually for impairment, or immediately if conditions indicate that impairment could exist. Intangible assets with definite useful lives are amortized over their estimated useful lives and reviewed for impairment in accordance with ASC 360, “Accounting for Impairment or Disposal of Long-Lived Assets.” Substantial judgment is necessary in the determination as to whether an event or circumstance has occurred that may trigger an impairment analysis and in the determination of the related cash flows from the asset. Estimating cash flows related to long-lived assets is a difficult and subjective process that applies historical experience and future business expectations to revenues and related operating costs of assets. Should impairment appear to be necessary, subjective judgment must be applied to estimate the fair value of the asset, for which there may be no ready market, which often times results in the use of discounted cash flow analysis and judgmental selection of discount rates to be used in the discounting process. If the Company determines an asset has been impaired based on the projected undiscounted cash flows of the related asset or the business unit, and if the cash flow analysis indicates that the carrying amount of an asset exceeds related undiscounted cash flows, the carrying value is reduced to the estimated fair value of the asset. There were no events or circumstances that triggered an impairment analysis of intangible assets during the year ended June 30, 2015.

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

During the three months ended December 31, 2014, there was a significant decline in methanol prices in the China commodity market, which put significant pressure on our methanol production margins at the ZZ Joint Venture plant. Accordingly, the Company evaluated the ongoing value of the ZZ Joint Venture facility and based on this evaluation, the Company determined that the $32 million carrying value of the ZZ Joint Venture facility was no longer entirely recoverable. Due to this impairment, the Company wrote down the value of the facility to its estimated fair value of $11 million and recognized an impairment expenses of $20.9 million as of December 31, 2014, and fair value was based on expected future cash flows using Level 3 inputs under ASC 820. At June 30, 2015, there are no indications of further impairment. Although further changes in market conditions for methanol in China may increase the Company’s operating margins, any further degradation in methanol prices, as well as changes in assumptions used to test for recoverability and to determine fair value, could result in additional impairment charges in the future for the ZZ Joint Venture facility.

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

(l) Land use rights

Prepayments for land use rights are amortized on a straight-line basis over the term of the rights agreements and are included in long-term assets on the Company’s consolidated balance sheets.

(m) Foreign currency translation

Assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at period-end rates of exchange, and income and expenses are translated at average exchange rates during the period. For the years ended June 30, 2015 and 2014, adjustments resulting from translating financial statements into U.S. dollars are reported as cumulative translation adjustments and are shown as a separate component of other comprehensive income. Gains and losses from foreign currency transactions are included in the calculation of net loss.

(n) Revenue recognition

Revenue from sales of products, which has included the capacity fee and energy fee earned at the ZZ Joint Venture plant includes sale of methanol under the ZZ Cooperation Agreement, and sales of equipment are recognized when the following elements are satisfied: (i) there are no uncertainties regarding customer acceptance; (ii) there is persuasive evidence that an agreement exists; (iii) delivery has occurred; (iv) the sales price is fixed or determinable; and (v) collectability is reasonably assured. The Company records revenue net of any applicable value-added taxes.

Technology licensing revenue is typically received over the course of a project’s development as milestones are met. The Company may receive upfront licensing fee payments when a license agreement is entered into. Typically, the majority of a license fee is due once project financing and equipment installation occur. The Company recognizes license fees for the use of its gasification systems as revenue when the license fees become due and payable under the license agreement, subject to the deferral of the amount of the performance guarantee. Fees earned for engineering services, such as services that relate to integrating our technology to a customer’s project, are recognized using the percentage-of-completion method.

(o) Stock-based compensation

The Company has a stock-based compensation plan under which stock-based awards have been granted to employees and non-employees. Stock-based compensation is accounted for in accordance with ASC 718, “Compensation – Stock Compensation.” The Company establishes fair values for its equity awards to determine its cost and recognizes the related expense over the appropriate vesting periods. The Company recognizes expense for stock options, stock warrants, and restricted stock awards. The fair value of restricted stock awards is based on the market value as of the date of the awards, and for stock-based awards vesting based on service period, the value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period on a straight-line basis for each separately vesting portion of the award as if the award was, in substance, multiple awards. See Note 11 for additional information related to stock-based compensation expense.

(p) Accounting for variable interest entities (VIEs) and financial statement consolidation criteria

The joint ventures which the Company enters into may be considered VIEs. The Company consolidates all VIEs where it is the primary beneficiary. This determination is made at the inception of the Company’s involvement with the VIE and is continuously assessed. The Company considers qualitative factors and forms a conclusion that the Company, or another interest holder, has a controlling financial interest in the VIE and, if so, whether it is the primary beneficiary. In order to determine the primary beneficiary, the Company considers who has the power to direct activities of the VIE that most significantly impacts the VIE’s performance and has an obligation to absorb losses from or the right to receive benefits of the VIE that could be significant to the VIE. The Company does not consolidate VIEs where it is not the primary beneficiary. The Company accounts for these unconsolidated VIEs using either the equity method of accounting if the Company has significant influence but not control, or the cost method of accounting and includes its net investment on its consolidated balance sheets. Under the equity method, the Company’s equity interest in the net income or loss from its unconsolidated VIEs is recorded in non-operating income (expense) on a net basis on its consolidated statements of operations. In the event of a change in ownership, any gain or loss resulting from an investee share issuance is recorded in earnings. Controlling interest is determined by majority ownership interest and the ability to unilaterally direct or cause the direction of management and policies of an entity after considering any third-party participatory rights.

The Company has determined that the ZZ Joint Venture is a VIE and has determined that the Company is the primary beneficiary. In making the initial determination, the Company considered, among other items, the change in profit distribution between the Company and Xuejiao (as defined in Note 3 – Current Projects) after 20 years. The expected negative variability in the fair value of the ZZ Joint Venture’s net assets was considered to be greater during the first 20 years of the ZZ Joint Venture’s life, which coincided with our original 95% profit/loss allocation, versus the latter 30 years in which the Company’s profit/loss allocation would be reduced to 10%. As the result of an amendment to the ZZ Joint Venture agreement in 2010, the profit distribution percentages will remain in place after the first 20 years, providing further support to the determination that the Company is the primary beneficiary.

The following tables provide additional information on the ZZ Joint Venture’s assets and liabilities as of June 30, 2015 and 2014 which are consolidated within the Company’s consolidated balance sheets (in thousands):

	June 30, 2015
	Consolidated	ZZ Joint Venture (1)	% (2)

Current assets	$25,633	$3,201	12%
Long-term assets (3)	48,118	11,606	24%
Total assets	$73,751	$14,807	20%

Current liabilities	$14,978	$12,423	83%
Equity	58,773	2,384	4%
Total liabilities and equity	$73,751	$14,807	20%

	June 30, 2014
	Consolidated	ZZ Joint Venture (1)	% (2)

Current assets	$21,821	$2,256	10%
Long-term assets	69,885	33,193	48%
Total assets	$91,706	$35,449	39%

Current liabilities	$10,418	$7,462	72%
Equity	81,288	27,987	34%
Total liabilities and equity	$91,706	$35,449	39%

(1)	Amounts reflect information for the ZZ Joint Venture and exclude intercompany items.

(2)	ZZ Joint Venture’s percentage of the amount on the Company’s consolidated balance sheets.

(3)	Includes the effect of impairment of long-lived assets related to our ZZ Joint Venture facility.

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

The Company has determined that the Tianwo-SES Joint Venture (as defined in Note 3 – Current Projects – Tianwo-SES Joint Venture) is a VIE and that STT, the joint venture partner, is the primary beneficiary since SST has a 65% ownership interest in the Tianwo-SES Joint Venture and has the power to direct the activities of the Tianwo-SES Joint Venture that most significantly influence its performance.

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

The Company’s financial assets and liabilities are classified based on the lowest level of input that is significant for the fair value measurement. The following table summarizes the assets and liabilities of the Company measured at fair value on a recurring basis as of June 30, 2015 and 2014 (in thousands):

	June 30, 2015
	Level 1		Level 2		Level 3	Total
Assets:
Certificates of Deposit	$—		$50	(1)	$—	$50
Certificates of Deposit- Restricted	$—		1,635	(1)	—	1,635
Money Market Funds	18,128	(2)	—		—	18,128

Liabilities:
Line of credit	—		3,271	(3)	—	3,271
Short-term bank loan	—		3,271	(3)	—	3,271

	June 30, 2014
	Level 1		Level 2		Level 3	Total
Assets:
Certificates of Deposit	$—		$50	(1)	$—	$50
Money Market Funds	16,971	(2)	—		—	16,971

Liabilities:
Short-term bank loan	—		3,251	(3)	$—	3,251

(1)	Amount included in current assets on the Company’s consolidated balance sheets.

(2)	Amount included in cash and cash equivalents on the Company’s consolidated balance sheets.

(3)	Amount included in current liabilities on the Company’s consolidated balance sheets.

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

The losses recorded during the year ended June 30, 2015 and 2014, which were a result of the ZZ Joint Venture plant impairment losses, were as follows (in thousands):

	June 30, 2015	June 30, 2014

Impairment of long-lived assets designated as held and used	$20,914	$—
Total losses recorded	$20,914	$—

Note 2 — Recently Issued Accounting Standards

The Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that “an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The ASU 2014-09 was originally effective for annual reporting periods beginning after December 15, 2016, in July 2015, the FASB voted to amend ASU 2014-09 and issued ASU 2015-14 which allowed for a one-year deferral of the effective date as well as providing the option to early adopt the standard on the original effective date. Accordingly, the Company may adopt the standard in either its first quarter of fiscal year 2018 or 2019. The new standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of date of adoption. The Company is currently evaluating the impact of the adoption of this ASU on its consolidated financial statements, however, the Company does not expect ASU 2014-09 to affect materially its results of operations, financial position, or cash flows.

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

The ZZ Joint Venture began producing and selling methanol in November 2013 and sold 49,705 metric tons of methanol during the year ended June 30, 2015 generating approximately $15 million of revenue. The Company assumed operational control of the integrated methanol production facility in October 2013 under a restructured commercial arrangement. The ZZ Joint Venture has worked to complete the plant retrofits and equipment upgrades to enable increased methanol production from integrated syngas and coke oven gas feedstock. The ZZ Joint Venture is now operating an integrated plant which has two operating modes where it (i) converts coke oven gas directly to methanol and (ii) converts coal to syngas, then blends the syngas and coke oven gas at a specific ratio to produce additional quantities of methanol.  The ZZ Joint Venture began producing and selling methanol in November 2013 from coke oven gas. The ZZ Joint Venture restarted its syngas plant for approximately two weeks during December 2013. The ZZ Joint Venture intends to manage syngas production in order to optimize results. The syngas facility will generally operate when adequate coke oven gas supplies are available to achieve the correct syngas to coke oven gas blend ratio.

Effective June 26, 2015, the Company entered into a Share Purchase and Investment Agreement (the “SPA”) with Rui Feng Enterprises Limited (“Rui Feng”), whereby Rui Feng will acquire a controlling interest in Synthesis Energy Systems Investments Inc. (”SESI”), a wholly owned subsidiary of the Company which owns the Company’s interest in the ZZ Joint Venture.  Under the terms of the SPA, SESI will sell an approximately 61% equity interest to Rui Feng in exchange for $10 million.  This amount shall be paid in four installments, with the first installment of approximately $1.6 million paid on June 26, 2015. Since we retain control of SESI, the proceeds received from the first installment are accounted for as an equity transaction with no gain or loss recognized. We have allocated the proceeds received between additional paid in capital and non-controlling interest based on the interest acquired by Rui Feng and the carrying value of our investment in SESI. Rui Feng shall receive equity interest in SESI proportionate to its installment payments.  After the four installment payments have been made, if Rui Feng invests an additional amount of 40 million yuan equivalent in U.S. dollars for the construction of an expansion to the ZZ Joint Venture, Rui Feng will receive an additional 14% interest in SESI, for a total of 75%. Once Rui Feng acquires a controlling interest in the subsidiary, the Company will deconsolidate our investment in the subsidiary which holds our investment in the ZZ Joint Venture. Additionally, in connection with the transaction, Saikong, an affiliate of Rui Feng, will assume all profits and losses from the ZZ Joint Venture during the expansion of the facility, and Rui Feng will receive 90% of the profits and losses for the first three years of operations after the completion of the expansion.

After each installment payment, Rui Feng shall be entitled to appoint one director on the board of SESI, such that after the four installments are paid, the board shall consist of seven directors, with four appointed by Rui Feng and the balance appointed by SESI.  Rui Feng shall also be entitled to appoint directors of the ZZ Joint Venture as the installment payments are made, such that when all installment payments are made, Rui Feng will have three directors, SESI shall have two directors and Xuecheng Energy shall have one director on the ZZ Joint Venture board.

In connection with entering into the SPA, the ZZ Joint Venture, SESI and Rui Feng also entered into a separate Operation and Management Agreement (the “OMA”) with Shandong Saikong Automation Equipment Co. Ltd. (“Saikong”), an affiliate of Rui Feng, to achieve our strategic aim of repurposing and expanding ZZ Joint Venture facility. Under the terms of the OMA, the two existing SES gasification systems will be refurbished and prepared for full capacity operation and the syngas will be used for the production of 100,000 tons per year of acetic acid, as well as a secondary product of propionic acid. The expansion is expected to be completed within 24 months. In addition, the ZZ Joint Venture plant will continue to generate methanol from Xuecheng Energy's coke oven gas under the terms of the existing Cooperation Agreement.

In 2010, the ZZ Joint Venture received the necessary government approval for an expansion into monoethylene glycol production. This expansion project remains under evaluation by us. The Company is also evaluating certain new downstream technologies to produce high value products.

Although the Company intends for the ZZ Joint Venture to sustain itself through its own earnings, the Company has no intentions on providing additional contributions to the ZZ Joint Venture. Saikong has committed to providing required funding, but the Company has no assurances that they will honor that commitment. If the ZZ Joint Venture does not have adequate funds to repay the ZZ Working Capital Loan and the ZZ Line of Credit Agreement, and the Company or Saikong does not make additional capital contributions or loans, the Company runs the risk of forfeiting its interest in the ZZ Joint Venture facility including the related $1.6 million restricted certificate of deposit. In September 2014, the Company made a capital contribution of $1.5 million to the ZZ Joint Venture. This capital contribution was used to pay a portion of the ZZ Short-term Loan, which was due on September 9, 2014.

During the three months ended December 31, 2014, there was a significant decline in methanol prices in the China commodity market, which put significant pressure on our methanol production margins at the ZZ Joint Venture plant. Accordingly, the Company evaluated the ongoing value of the ZZ Joint Venture facility and based on this evaluation, the Company determined that the $32 million carrying value of the ZZ Joint Venture facility was no longer entirely recoverable. Due to this impairment, the Company wrote down the value of the facility to its estimated fair value of $11 million and recognized an impairment expenses of $20.9 million as of December 31, 2014, and fair value was based on expected future cash flows using Level 3 inputs under ASC 820. At June 30, 2015, there were no indications of further impairment for ZZ Joint Venture facility. Although methanol prices have begun to increase slightly and further changes in market conditions for methanol in China may increase the Company’s operating margins, any further degradation in methanol prices, as well as changes in assumptions used to test for recoverability and to determine fair value, could result in additional impairment charges in the future for the ZZ Joint Venture facility.

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

Key terms of the ZZ Line of Credit Agreement are as follows:

•	The ZZ Joint Venture is required to deposit 50% of the total face amount, or approximately $1.6 million, to the ZZ Bank for the line of credit as a security deposit;

•	Term of the lines of credit is six months, due on April 8 and April 9, 2015 respectively, and can be renewed for another six months term with bank approval;

•	Service fee is 0.05% of the face amount for each renewal;

•	Xuecheng Energy is the guarantor of the line of credit;

•	Certain assets of the ZZ Joint Venture, including land use rights and the administration building, are pledged as collateral for the lines of credit; and

•	Subject to customary events of default which, should one or more of them occur and be continuing, would permit the ZZ Bank to declare all amounts owing under the agreements to be due and payable immediately.

Xuecheng Energy’s combined guarantee for both the ZZ Working Capital Loan and the ZZ Line of Credit Agreement is limited to approximately $3.3 million.

In April 2015, the Company repaid the ZZ Line of Credit Agreement and renewed the agreement for $3.3 million under the same terms for an additional six months. The ZZ Line of Credit Agreement is now due on various dates in October and November 2015.

Yima Joint Ventures

In August 2009, the Company entered into amended joint venture contracts with Yima, replacing the prior joint venture contracts entered into in October 2008 and April 2009. The joint ventures were formed for each of the gasification, methanol/methanol protein production, and utility island components of the plant, or collectively, the Yima Joint Ventures. The amended joint venture contracts provide that: (i) the Company and Yima contribute equity of 25% and 75%, respectively, to the Yima Joint Ventures; (ii) Yima will guarantee the repayment of loans from third party lenders for 50% of the project’s cost and, if debt financing is not available, Yima is obligated to provide debt financing via shareholder loans to the project until the project is able to secure third-party debt financing; and (iii) Yima will supply coal to the project from a mine located in close proximity to the project at a preferential price subject to a definitive agreement to be subsequently negotiated. In connection with entering into the amended contracts, the Company and Yima contributed remaining cash equity contributions of $29.3 million and $90.8 million, respectively, to the Yima Joint Ventures during the three months ended September 30, 2009. The Company and Yima share the profits, and bear the risks and losses, of the joint ventures in proportion to our respective ownership interests.

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

The Yima Joint Venture plant generated its first methanol production in December 2012. The Yima Joint Venture plant’s refined methanol section was fully commissioned in December 2013, and has operated at limited capacity since that date. The plant is designed to produce 300,000 metric tons per year of methanol from operating two of its three available gasifiers and has achieved 100% peak syngas production levels and 80% peak methanol production levels. This plant is intended to provide a commercial demonstration of the Company’s technology as deployed on a much larger scale than the ZZ Joint Venture plant.

The Yima Joint Venture initiated an outage in April 2015 that was intended to allow the plant to make broad and miscellaneous improvements to many areas of the entire methanol producing facility which had not been completed or properly installed. Many of these improvements were punch-list items left over from construction, along with improvements which have been learned from the past year’s operation at the plant. Additionally, it was identified during this time that the Yima Joint Venture had not installed all of the required units related to removal of sulfur compounds from syngas. The plant continues to run at approximately 50% of design capacity as data is gathered and as repairs and construction continues at the facility. In addition, the permits for methanol production have been under review and the local government is requiring the Yima Joint Venture make preparations to produce the methanol protein, which was the primary product planned when the permits were secured.

The Company has included approximately $3.0 million of royalty costs due to GTI for the Yima Joint Ventures’ U-GAS® license as part of its investment in joint ventures on its consolidated balance sheets, including a $1.5 million payment paid to GTI in June 2009 (when the amended joint venture contracts were signed), a $0.5 million payment in October 2013, and $1.0 million payment in January 2014.

Until May 31, 2013, the Company accounted for its equity interest in the Yima Joint Ventures under the equity method of accounting. Under this method, the Company recorded its proportionate share of the Yima Joint Ventures’ net income or loss based on the Yima Joint Venture’s financial results. As of June 1, 2013, the Company changed to the cost method of accounting because the Company concluded that it is unable to exercise significant influence over the Yima Joint Ventures. The Company’s conclusion regarding its lack of significant influence is based on its interactions with the Yima Joint Ventures related to the start-up and operations and due to various other circumstances including limited participation in operating and financial policymaking processes and the Company’s limited ability to influence technological decisions. There was no equity in losses of the Yima Joint Ventures recognized for financial reporting purposes for the years ended June 30, 2015 and 2014 since the Company changed from the equity method to the cost method of accounting as of June 1, 2013. The carrying value of the Company’s interest in the Yima Joint Venture as of June 31, 2015 and 2014 was $34.8 million.

Additionally, in January 2011, the Company signed gasifier sales agreements with the Yima Joint Ventures to sell gasifiers and gasifier related equipment for an aggregate contract price of $3.0 million. A portion of the equipment associated with these orders was ordered from SST (as defined under “Tianwo-SES Joint Venture”). The gasifiers were completed and delivered in January 2012 to the Yima Joint Ventures. As of June 30, 2015, the Yima Joint Ventures had paid $2.4 million of the total contract price and still owed the remaining payment approximately of $0.67 million to the Company. The Company still owes a combined $0.67 million to both SST and an additional vendor associated with the equipment purchase, which is accrued as a current liability on the Company’s consolidated balance sheet. Yima paid the remaining payment of approximately $0.67 million to the Company in August 2015.

During the latter part of 2014, there was a significant decline in methanol price in China commodity market, which put pressure on our Yima Joint Venture plant methanol production margins. Accordingly, the Company performed a fair value analysis as of December 31, 2014 based on expected future cash flows using Level 3 inputs under ASC 325. The results of the test indicated that the estimated current fair value of the Yima investment exceeded its book value, and as a result, no impairment was required as of December 31, 2014. At June 30, 2015, there are no indicators of triggering events or circumstances that indicate a potential impairment for Yima Joint Venture Plant.

Tianwo-SES Joint Venture

Joint Venture Contract

On February 14, 2014, SES Asia Technologies Limited, one of the Company’s wholly owned subsidiaries, entered into a Joint Venture Contract (the “JV Contract”) with Zhangjiagang Chemical Machinery Co., Ltd., which subsequently changed its legal name to Suzhou Thvow Technology Co. Ltd. (“STT”), to form Jiangsu Tianwo-SES Clean Energy Technologies Limited (the “Tianwo-SES Joint Venture”). The purpose of the Tianwo-SES Joint Venture is to establish the Company’s gasification technology as the leading gasification technology in the Tianwo-SES Joint Venture territory (which is initially China, Indonesia, the Philippines, Vietnam, Mongolia and Malaysia) by becoming a leading provider of proprietary equipment for the technology. The scope of the Tianwo-SES Joint Venture is to market and license the Company’s gasification technology via project sublicenses; procurement and sale of proprietary equipment and services; coal testing; and engineering, procurement and research and development related to the technology. SST contributed 53,800,000 yuan in April 2014 and is required to contribute an additional 46,200,000 yuan within two years of contract execution for a total contribution of 100,000,000 yuan (approximately $16 million) in cash to the Tianwo-SES Joint Venture, and owns 65% of the Tianwo-SES Joint Venture. The Company has contributed an exclusive license to use of its technology in the Tianwo-SES Joint Venture territory pursuant to the terms of a Technology Usage and Contribution Agreement (the “TUCA”) entered into among the Tianwo-SES Joint Venture, SST and the Company on the same date. The Company owns 35% of the Tianwo-SES Joint Venture. Under the JV Contract, neither party may transfer their interests in the Tianwo-SES Joint Venture without first offering such interests to the other party. Notwithstanding this, the Company has the right until 30 days after the first project sublicense is entered into by the Tianwo-SES Joint Venture to transfer or sell 5% of its interest to a financial investor. If the Company elects not to transfer such 5% interest during that period, SST has the option to purchase such interest from the Company for 10,000,000 yuan (approximately $1.6 million).

The JV Contract also includes a non-competition provision which requires that the JV be the exclusive legal entity within the Tianwo-SES Joint Venture territory for the marketing and sale of any gasification technology or related equipment that utilizes low quality coal feedstock. Notwithstanding this, SST has the right to manufacture and sell gasification equipment outside the scope of the Tianwo-SES Joint Venture within the Tianwo-SES Joint Venture territory. In addition, the Company has the right to develop and invest equity in projects outside of the Tianwo-SES Joint Venture within the Tianwo-SES Joint Venture territory. After the termination of the Tianwo-SES Joint Venture, SST must obtain written consent from the Company for the market development of any gasification technology that utilizes feedstock in the Tianwo-SES Joint Venture territory.

The JV Contract may be terminated upon, among other things, (i) a material breach of the JV Contract which is not cured, (ii) a violation of the TUCA, (iii) the failure to obtain positive net income within 24 months of establishing the Tianwo-SES Joint Venture or (iv) mutual agreement of the parties.

On March 18, 2014, the Tianwo-SES Joint Venture received the required 20-year business license from the State Administration for Industry & Commerce of the People’s Republic of China (SAIC) in Zhangjiagang. On April 8, 2014, the Tianwo-SES Joint Venture transaction was completed and began operations.

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

The Tianwo-SES Joint Venture will be the exclusive operational entity for business relating to the Company’s technology in the Tianwo-SES Joint Venture Territory. If the Tianwo-SES Joint Venture loses exclusivity due to a Company breach, SST is to be compensated for direct losses and all lost project profits. The Company will also provide training for technical personnel of the Tianwo-SES Joint Venture through the second anniversary of the establishment of the Tianwo-SES Joint Venture. The Company will also provide a review of engineering works for the Tianwo-SES Joint Venture. If modifications are suggested by the Company and not made, the Tianwo-SES Joint Venture bears the liability resulting from such failure. If the Company suggests modifications and there is still liability resulting from the engineering work, it is the liability of the Company.

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

The following table presents summarized financial information for the Tianwo-SES Joint Venture (in thousands):

Income Statement data:	Year Ended June 30, 2015	Year Ended June 30, 2014
Revenue	$8,161	$—
Operating loss	(2,491)	(466)
Net loss	(2,045)	(466)

Balance sheet data:	Year Ended June 30, 2015	Year Ended June 30, 2014
Current assets	$15,398	$8,573
Noncurrent assets	8,120	8,458
Current liabilities	8,434	3
Noncurrent liabilities	—	—
Equity	15,084	17,028

Tianwo-SES Joint Venture is accounted for under the equity method. The Company’s capital contribution in the formation of the venture was the TUCA, which is an intangible asset. As such, the Company did not record a carrying value at the inception of the venture. Under the equity method of accounting, losses in the venture are not recorded if the losses cause the carrying value to be negative and there is no requirement of the Company to contribute additional capital. Under the Tianwo-SES Joint Venture, the Company is not required to contribute additional capital, therefore the Company is not recognizing losses in the venture, as this would cause the carrying value to be negative. Had the Company recognized its share of the losses related to the venture, the Company would have recognized losses of approximately $715,000 for the year ended June 30, 2015.

Note 4 — Risks and Uncertainties

As of June 30, 2015, the Company had $22.2 million in cash and cash equivalents. The Company currently plans to use available cash for (i) commercializing the Company’s technology and securing orders and associated tasks with developing our business with a prime focus on the markets of syngas for direct replacement of natural gas, syngas for producing substitute natural gas and power; (ii) securing new partners for the Company’s technology business; (iii) technology product advancement for power applications and industrial syngas; (iv) general and administrative expenses; and (vi) working capital and other general corporate purposes. The Company intends for the ZZ Joint Venture to sustain itself through its own earnings, and the Company is not intending to make additional contributions to the ZZ Joint Venture. Saikong has committed to providing required funding, but the Company has no assurances that they will honor that commitment. If the ZZ Joint Venture does not have adequate funds to repay the ZZ Working Capital Loan and the ZZ Line of Credit Agreement, and the Company or Saikong does not make additional capital contributions or loans, the loan will be in default and ZZ Bank will be able to exercise any and all remedies available under the law or the agreements, including the risk of ZZ Bank taking control of the ZZ Joint Venture facility and the forfeiture of the Company’s $1.6 million restricted certificate of deposit The actual allocation and timing of these expenditures will be dependent on various factors, including changes in our strategic relationships, commodity prices and industry conditions, and other factors that the Company cannot currently predict. In particular, any future decrease in economic activity in China or in other regions of the world in which the Company may in the future do business could significantly and adversely affect the Company’s results of operations and financial condition. Operating cash flows from the Company’s joint venture operating projects can be positively or negatively impacted by changes in coal and methanol prices. These are commodities where market pricing is often volatile in nature.

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

During the three months ended December 31, 2014, there was a significant decline in methanol prices in the China commodity market, which put significant pressure on our ZZ and Yima Joint Venture plant methanol production margins. As a result, the Company evaluated both operating assets for potential impairment as of December 31, 2014. Based on this evaluation, the Company determined that the $32 million carrying value of the ZZ Joint Venture facility was no longer entirely recoverable. Due to this impairment, the Company wrote down the value of the facility to its estimated fair value of $11 million and recognized an impairment expenses of $20.9 million as of December 31, 2014, and fair value was based on expected future cash flows using Level 3 inputs under ASC 820. At June 30, 2015, there are no indications of further impairment. The ZZ Joint Venture is currently not paying all of its vendor payables, which is a breach of contract under the ZZ Cooperation Agreement. In addition, there are payments due under the ZZ Line of Credit Agreement on various dates in October and November 2015 for a combined total of $3.3 million, and payments due under the ZZ Working Capital Loan on September 23, 2015 of $3.3 million. Although the Company intends for the ZZ Joint Venture to sustain itself through its own earnings, the Company does not intend make additional contributions to the ZZ Joint Venture. Saikong has committed to providing required funding, but the Company has no assurances that they will honor that commitment. If the ZZ Joint Venture does not have adequate funds to repay the ZZ Working Capital Loan and the ZZ Line of Credit Agreement, and the Company or Saikong does not make additional capital contributions or loans, the Company runs the risk of forfeiting its interest in the ZZ Joint Venture facility including the related $1.6 million restricted certificate of deposit. With respect to the Company’s investment in the Yima Joint Venture, the Company performed a fair value analysis based on expected future cash flow as of December 31, 2014, and concluded that fair value exceeded the book value of the Company’s investment in the Yima Joint Venture as of December 31, 2014. At June 30, 2015, there are no indicators of triggering events or circumstances that indicate a potential impairment for Yima Joint Venture Plant. Any further degradation in methanol prices, as well as changes in assumptions used to test for recoverability and to determine fair value, could result in additional impairment charges in the future for the ZZ Joint Venture facility or an impairment related to the Yima investment.

The Yima Joint Venture plant’s refined methanol section was commissioned in December 2013, and has operated at limited capacity since that date. Methanol production was approximately 57% of its capacity during the year ended June 30, 2015. The plant is designed to produce 300,000 metric tons per year of methanol from operating two of its three available gasifiers and has achieved 100% peak syngas production levels and 80% peak methanol production levels. The Yima Joint Venture initiated an outage in April 2015 intended to allow the plant to make additional improvements and conduct a major overhaul to equipment in several areas of the methanol producing facility. Many of these improvements were identified from the past year’s operation at the plant. Additionally, it was identified that the Yima Joint Venture did not install all the required units related to removal of sulfur compounds from syngas. The plant has historically operated at approximately 30% to 50% of design capacity. The Company has limited influence on the operating and financial policymaking of the Yima Joint Ventures. There can be no assurances that the Yima Joint Ventures’ operations will be profitable or that dividends will be paid to the Company. There have been a variety of minor construction related shutdowns which are normally seen in the startup of these types of facilities, but the shutdowns have generally not been related to the gasifier systems.

The Company has made significant progress recently on partnering its China business through the Tianwo-SES Joint Venture, including through the recently announced projects with Innovative Coal Chemical Design Institute, ICCDI, a subsidiary of SST, and Aluminum Corporation of China for an industrial syngas project, as well as with Dengfeng Power Group Co., Ltd. for a planned 160 MW distributed power generation program initially in Henan Province, China. However, the Company expects to continue to have negative operating cash flows until it can generate sufficient cash flows from its technology, equipment and services business and SES China (including the ZZ Joint Venture, the Yima Joint Ventures and the Tianwo-SES Joint Venture) to cover its general and administrative expenses and other operating costs. In addition, the Company may need to aggressively pursue additional partners in China and may need to seek other equity financing or reduce its operating expenses. The Company will also limit the development of any further projects until it has assurances that acceptable financing is available to complete the project.

The Company’s future success will depend on its relationships with its joint venture partners and any other strategic relationships that the Company may enter into. The Company can provide no assurances that it will satisfy the conditions required to maintain these relationships under existing agreements or that it can prevent the termination of these agreements. The Company also cannot provide assurances that it will be able to enter into relationships with future strategic partners on acceptable terms, including partnering its technology vertical. Further, the Company cannot provide assurances that its joint venture partners, including in the Tianwo-SES Joint Venture, will grow the joint venture or effectively meet their development objectives.

Joint ventures typically involve a number of risks and present financial, managerial and operational challenges, including the existence of unknown potential disputes, liabilities or contingencies that arise after entering into the joint venture related to the counterparties to such joint ventures, with whom the Company shares control. The Company could experience financial or other setbacks if transactions encounter unanticipated problems due to challenges, including problems related to execution or integration. Continued economic uncertainty in China could also cause delays or make financing of operations more difficult.

The majority of our revenues are derived from the sale of methanol in China. We do not have long term offtake agreements for these sales, so revenues fluctuate based on local market spot prices, which have been under significant pressure and are generally not consistent or predictable. We remain unsure of whether the current downward market pressure will continue or where methanol prices will eventually stabilize. Our liquidity and capital resources will be materially adversely affected if markets remain under pressure, and we are unable to obtain satisfactory process for these commodities or if prospective buyers do not purchase these commodities.

The Company currently plans to use its available cash for (i) commercializing our technology and securing orders and associated tasks with developing our business with a prime focus on the markets of syngas for direct replacement of natural gas, syngas for producing substitute natural gas and power; (ii) securing new partners for our technology business; (iii) technology product advancement for power applications and industrial syngas (iv) general and administrative expenses; and (vi) working capital and other general corporate purposes. The actual allocation and timing of these expenditures will be dependent on various factors, including changes in the Company’s strategic relationships, commodity prices and industry conditions, and other factors that the Company cannot currently predict. In particular, any future decrease in economic activity in China or in other regions of the world in which the Company may in the future do business could significantly and adversely affect our results of operations and financial condition. Operating cash flows from the Company’s joint venture operating projects can be positively or negatively impacted by changes in coal and methanol prices. These are commodities where market pricing is often volatile in nature.

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

Fluctuations in exchange rates can have a material impact on the Company’s costs of construction, operating expenses and the realization of revenue from the sale of commodities. The Company cannot be assured that it will be able to offset any such fluctuations and any failure to do so could have a material adverse effect on the Company’s business, financial condition and results of operations. In addition, the Company’s financial statements are expressed in U.S. dollars and will be negatively affected if foreign currencies depreciate relative to the U.S. dollar as has happened recently with the yuan. In addition, the Company’s currency exchange losses may be magnified by exchange control regulations in China or other countries that restrict our ability to convert into U.S. dollars.

In addition, Rei Feng’s operations are based in China and denominated in yuan. Payments to the Company under the SPA are denominated in U.S. dollars. Any devaluation in the yuan will increase the cost of the payments from Rei Feng, and may inhibit their ability to make future payments to us or future investments in the ZZ Joint Venture.

The Company is subject to concentration of credit risk with respect to our cash and cash equivalents, which it attempts to minimize by maintaining cash and cash equivalents with major high credit quality financial institutions. At times, the Company’s cash balances in a particular financial institution may exceed limits that are insured by the U.S. Federal Deposit Insurance Corporation or equivalent agencies in foreign countries and jurisdictions such as Hong Kong. The Company has $2.8 million in cash and cash equivalents, and $1.6 million in certificate of deposit – restricted in Chinese based bank accounts. While the Company is generally able to pay intercompany obligations from these bank accounts, there are more stringent requirements on the distribution of earnings.

Note 5 — Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	Estimated			June 30,
	useful lives (years)			2015	2014
Furniture and fixtures	2	to	3	$295	$315
Production equipment		20		36,763	36,286
Building — plant and office		30		8,169	8,117
Leasehold improvements		Lease term		44	113
Computer hardware		3		376	408
Computer software		3		976	975
Office equipment		3		242	257
Motor vehicles		5		219	218
				47,084	46,689
Less: Accumulated depreciation				(36,742)	(15,190)
Net carrying value				$10,342	$31,499

Depreciation expense for the years ended June 30, 2015 and 2014 was $1.4 million and 2.1 million respectively. Included in accumulated depreciation as of June 30, 2015 is an impairment expense of $20.9 million related to the Company’s ZZ Joint Venture facility which was recorded during the year ended June 30, 2015.

Note 6 — Detail of Selected Balance Sheet Accounts

Other long-term assets consisted of the following (in thousands):

	June 30,
	2015	2014
Land use rights	$252	$746
GTI license royalty, net — ZZ Joint Venture	597	611
Value added tax receivable — ZZ Joint Venture	1,020	773
Other	153	351
	$2,022	$2,481

Accrued expenses and other payables consisted of the following (in thousands):

	June 30,
	2015	2014
Construction and equipment costs	$76	$427
Accounts payable — raw material	4,558	2,853
Accounts payable — trade	1,066	336
Accrued payroll, vacation and bonuses	561	586
Technical consulting, engineering and design services	114	179
Advances from Yima Joint Ventures toward purchase of gasifier equipment	—	825
Advances from customers	113	—
GTI royalty expenses due to GTI	250	250
Other	1,698	1,711
	$8,436	$7,167

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

For each U-GAS® unit which the Company licenses, designs, builds or operates for itself or for a party other than a sublicensee and which uses coal or a coal and biomass mixture or biomass as the feedstock, the Company must pay a royalty based upon a calculation using the MMBtu per hour of dry syngas production of a rated design capacity, payable in installments at the beginning and at the completion of the construction of a project (the “Standard Royalty”). If the Company invests, or has the option to invest, in a specified percentage of the equity of a third party, and the royalty payable by such third party for their sublicense exceeds the Standard Royalty, the Company is required to pay to GTI, an agreed percentage split of third party licensing fees (the “Agreed Percentage”) of such royalty payable by such third party. However, if the royalty payable by such third party for their sublicense is less than the Standard Royalty, the Company is required to pay to GTI, in addition to the Agreed Percentage of such royalty payable by such third party, the Agreed Percentage of its dividends and liquidation proceeds from its equity investment in the third party. In addition, if the Company receives a carried interest in a third party, and the carried interest is less than a specified percentage of the equity of such third party, the Company is required to pay to GTI, in its sole discretion, either (i) the Standard Royalty or (ii) the Agreed Percentage of the royalty payable to such third party for their sublicense, as well as the Agreed Percentage of the carried interest. The Company will be required to pay the Standard Royalty to GTI if the percentage of the equity of a third party that the Company (a) invests in, (b) has an option to invest in, or (c) receives a carried interest in, exceeds the percentage of the third party specified in the preceding sentence.

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

The GTI Agreement expires on August 31, 2016, but may be extended for two additional ten-year periods at the Company’s option. We are currently evaluating extension alternatives for the GTI Agreement.

The cost and accumulated amortization of intangible assets were as follows (in thousands):

	June 30, 2015			June 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Use rights of U-GAS®	$1,886	$1,669	$217	$1,886	$1,480	$406
Other intangible assets	775	53	722	684	41	643
Total	$2,661	$1,722	$939	$2,570	$1,521	$1,049

The use rights of U-GAS® have an amortization period of ten years. Amortization expense was approximately $0.2 million for each of the years ended June 30, 2015 and 2014 and is recorded in depreciation and amortization expense. Estimated amortization expense for the remaining fiscal years is expected to be approximately $0.2 million.

Note 8 — Income Taxes

For financial reporting purposes, net loss showing domestic and foreign sources was as follows (in thousands):

	Year Ended June 30,
	2015	2014
Domestic	$(7,145)	$(4,730)
Foreign	(30,737)	(9,513)
Net loss	$(37,882)	$(14,243)

Provision for income taxes

The following is a reconciliation of income taxes at the statutory federal income tax rate of 35% to the income tax provision (benefit) recorded (in thousands);

	Year Ended June 30,
	2015	2014
Net loss	$(37,882)	$(14,243)
Computed tax benefit at statutory rate	(13,259)	(4,985)
Tax on global activities	9,005	5,472
Other	2,693	192
Valuation allowance	1,561	(679)
Income tax expense	$—	$—

Deferred tax assets

Net deferred tax assets consisted of the following (in thousands):

	June 30,
	2015	2014
Deferred tax assets (liabilities):
Net operating loss carry forward	$20,274	$23,835
Depreciation and amortization	(221)	365
Stock-based compensation	7,014	6,059
Investment in joint venture	3,866	4,396
Accruals	631	667
Deferred revenue	9	—
Impairment loss	5,228	—
AMT credit	138	55
Subtotal	36,939	35,377
Valuation allowance	(36,939)	(35,377)
Net deferred assets	$—	$—

At June 30, 2015, the Company had approximately $41.8 million of U.S. federal net operating loss (“NOL”) carry forwards, and $22.6 million of China NOL carry forwards. The U.S. federal NOL carry forwards have expiration dates through the year 2035. The China NOL carry forwards have expiration dates through 2020.

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

The Company and one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company has been subject to U.S. federal, state, and local, or non-U.S. income tax examinations by tax authorities for all tax years since its operations began in 2003. As of June 30, 2015, the domestic and foreign tax authorities have not proposed any adjustments to the Company’s material tax positions. The Company establishes reserves for positions taken on tax matters which, although considered appropriate under the regulations, could potentially be successfully challenged by authorities during a tax audit or review. The Company did not have any liability for uncertain tax positions as of June 30, 2015 or 2014.

Note 9 — Net Loss Per Share Data

Historical net loss per share of common stock is computed using the weighted average number of shares of common stock outstanding. Basic loss per share excludes dilution and is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Stock options, warrants and unvested restricted stock are the only potential dilutive share equivalents the Company had outstanding for the periods presented. For the years ended June 30, 2015 and 2014, options and warrants to purchase common stock excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive as the Company incurred net losses during those periods, amounted to 18,302,579 and 14,319,217 for the years ended June 30, 2015 and June 30, 2014, respectively.

Note 10 — Commitments and Contingencies

Litigation

The Company is currently not a party to any legal proceedings.

Operating leases

On June 11, 2015, the Company extended its corporate office lease term for twelve months ending June 30, 2016 with rental payments of approximately $22,000 per month (monthly rent changes depending on actual utility usage each month). Rental expenses incurred under operating leases for the years ended June 30, 2015 and 2014 were approximately $0.3 million and $0.4 million, respectively.

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

Note 11 — Equity

Preferred Stock

At the Annual Meeting of Stockholders of the Company on June 30, 2015, the Company’s stockholders approved an amendment to the Company’s certificate of incorporation to authorize a class of preferred stock, consisting of 20,000,000 authorized shares, which may be issued in one or more series, with such rights, preferences, privileges and restrictions as shall be fixed by the Company’s board of directors. No shares of preferred stock were issued as of June 30, 2015.

Common Stock

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

On April 17, 2015, the Company received approximately $12 million of gross proceeds from the sale of 12 million shares of the Company’s common stock in a registered direct offering. On March 24, 2014, the Company received $15 million of gross proceeds from the sale of 8,333,341 shares of the Company’s common stock plus warrants to acquire 4,166,667 shares of common stock in a registered direct offering.

Stock-Based Compensation

As of June 30, 2015, the Company has outstanding stock option and restricted stock awards granted under the Company’s Amended and Restated 2005 Incentive Plan, as amended (the “Incentive Plan”), under which the Company’s stockholders have authorized a total of 12,000,000 shares of common stock for awards under the Incentive Plan. As of June 30, 2015, there were 52,209 shares authorized for future issuance pursuant to the Incentive Plan. Under the Incentive Plan, the Company may grant incentive and non-qualified stock options, stock appreciation rights, restricted stock units and other stock-based awards to officers, directors, employees and non-employees. Stock option awards generally vest ratably over a one to four year period and expire ten years after the date of grant.

For the years ended June 30, 2015 and 2014, the Company recorded stock-based compensation expense of approximately $2.6 million and $2.2 million, respectively.

Assumptions

The fair values for the stock options granted during the years ended June 30, 2015 and 2014 were estimated at the date of grant using a Black-Scholes-Morton option-pricing model with the following weighted-average assumptions.

	Year Ended June 30,
	2015	2014
Risk-free rate of return	1.65%	1.63%
Expected life of award (years)	5.2	5.3
Expected dividend yield	0.00%	0.00%
Expected volatility of stock	86%	99%
Weighted-average grant date fair value	$0.60	$1.03

The expected volatility of stock assumption was derived by referring to changes in the historical volatility of the company. We used the “simplified” method for “plain vanilla” options to estimate the expected term of options granted during the years ended June 30, 2015 and 2014.

Stock option activity during the two years ended June 30, 2015 were as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding at June 30, 2013	7,404,692	$0.98
Granted	1,172,858	1.38
Exercised	(803,750)	0.64
Cancelled/forfeited	(71,250)	1.70
Outstanding at June 30, 2014	7,702,550	1.07	6.5	$6.8
Granted	1,966,025	0.88
Exercised	(343,250)	0.65
Cancelled/forfeited	(22,500)	1.82
Outstanding at June 30, 2015	9,302,825	1.04	6.5	$4.6
Exercisable at June 30, 2015	7,931,565	1.06	6.0	$3.9

The following table summarizes information with respect to stock options outstanding and exercisable at June 30, 2015:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Term (Years)	Weighted Average Exercise Price	Number Exercisable
$0.43 to $0.66	2,697,659	3.7	$0.64	2,697,659
$0.67 to $1.00	2,848,062	7.8	0.82	1,913,052
$1.01 to $2.00	3,357,104	7.6	1.30	2,920,854
$2.01 to $4.00	400,000	5.8	3.25	400,000
Total	9,302,825			7,931,565

On November 1, 2013, the Company entered into a management consulting agreement (the “MDC Agreement”) with Market Development Consulting Group, Inc. d/b/a MDC Group (“MDC”) for communications and investor relations advisory services. As part of MDC’s consideration, MDC received an initial warrant to acquire 750,000 shares of common stock on November 1, 2013 at an exercise price of $.70 per share. The fair value of these warrants was estimated to be approximately $0.4 million. MDC will receive additional warrants (“Anniversary Warrants”) to acquire 1% of the then fully diluted common stock on each annual anniversary prior to termination of the MDC Agreement. The exercise price of each such Anniversary Warrant shall be equal to the average closing price over the twenty consecutive trading days immediately preceding the anniversary. An Anniversary Warrant to acquire 782,551 shares at an exercise price of $1.00 per share was issued to MDC in November 2014. The fair value of this warrant was estimated to be approximately $0.7 million.

On April 1, 2015, the Company issued a warrant to ILL-Sino Development (“ILL-Sino”) to acquire 100,536 shares of the Company’s common stock at an exercise price of $1.04 per share according to the term of Amended and Restated Consulting Service Agreement dated April 1, 2014 between the Company and ILL-Sino. The warrant will vest 25,134 shares on each quarter over a year. The fair value of this warrant was estimated to be approximately $90,000 when issued and will be recognized over a year.

On May 8, 2015, the Company entered into an Advisory Agreement (the “TRW Agreement”) with T. R. Winston & Company, LLC (“TRW”) for financial, strategic, regulatory and policy related advisory services. In consideration for such services, the Company issued a warrant to TRW to acquire 1,500,000 shares of the Company’s common stock at an exercise price of $2.16 per share. The warrant will vest 375,000 shares on each six month anniversary of the agreement through its expiration date of May 8, 2017. The fair value of this warrant was estimated to be approximately $1.5 million. For the year ended June 30, 2015, the Company recognized $0.6 million in stock-based compensation expense related to the TRW Agreement.

The fair values of the warrants issued were estimated using a Black-Scholes-Morton option-pricing, and the following weighted-average assumptions for the year ended June 30, 2015 and 2014:

	Year Ended June 30,
	2015	2014
Risk-free rate of return	1.80%	1.25%
Expected life of award (years)	6.85	4.2
Expected dividend yield	0.00%	0.00%
Expected volatility of stock	92%	88%
Weighted-average grant date fair value	$0.99	$0.92

Stock warrants activity during the years ended June 30, 2015 and 2014 were as follows:

	Number of Stock Warrants	Weighted Average Exercise Price
Outstanding at June 30, 2013	1,649,438	$1.39
Granted	5,553,653	1.94
Exercised	(586,424)	1.06
Cancelled/forfeited	—	—
Outstanding at June 30, 2014	6,616,667	1.88
Granted	2,383,087	1.73
Exercised	—	—
Cancelled/forfeited	—	—
Outstanding at June 30, 2015	8,999,754	1.84
Exercisable at June 30, 2015	7,799,352	1.80

The Company recognizes the stock-based compensation expense related to the Incentive Plan awards and warrants over the requisite service period. The following table presents stock based compensation expense attributable to stock option awards issued under the Incentive Plan and attributable to warrants issued and sold to consulting firms (in thousands):

	Year Ended June 30,
	2015	2014
Incentive Plan	$1,244	$1,186
Warrants and stock	1,342	1,033
Total stock-based compensation expense	$2,586	$2,219

As of June 30, 2015, approximately $0.4 million of estimated expense with respect to non-vested stock option awards has yet to be recognized and will be recognized in expense over the remaining weighted average period of approximately 9 month. As of June 30, 2015, approximately $1.0 million of estimated expense with respect to non-vested warrants has yet to be recognized and will be recognized in expense over the remaining weighted average period of approximately one year.

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

The following table presents statements of operations data and assets by segment (unaudited) (in thousands):

	Three Months Ended June 30,		Year Ended June 30,
	2015	2014	2015	2014
Revenue:
SES China	$4,477	$4,358	$15,368	$17,507
Technology licensing and related services	149	—	149	—
Corporate	—	—	—	—
Total revenue	$4,626	$4,358	$15,517	$17,507

Depreciation and amortization:
SES China	$176	$516	$1,395	$2,067
Technology licensing and related services	52	50	203	219
Corporate	1	1	5	7
Total depreciation and amortization	$229	$567	$1,603	$2,293

Operating loss:
SES China	(1,079)	(2,334)	(28,855)	(6,703)
Technology licensing and related services	(483)	(450)	(2,523)	(1,210)
Corporate	(2,189)	(1,359)	(6,895)	(5,736)
Total operating loss	$(3,751)	$(4,143)	$(38,273)	$(13,649)

Interest expense:
SES China	$158	$89	$372	$381
Technology licensing and related services	—	—	—	—
Corporate	—	—	—	—
Total interest expense	$158	$89	$372	$381

Equity in losses (earnings) of joint ventures:
SES China	$—	$—	$—	$—
Technology licensing and related services	—	—	—	—
Corporate	—	—	—	2
Total equity in losses of joint ventures	$—	$—	$—	$2

	June 30, 2015	June 30, 2014
Assets:
SES China	$50,220	$76,316
Technology licensing and related services	886	943
Corporate	22,645	14,447
Total assets	$73,751	$91,706

Note 13 — Quarterly Results of Operations (Unaudited) (in thousands, except per share amounts)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Year
2015:
Revenues	$4,214	$3,882	$2,795	$4,626	$15,517
Operating loss	(4,494)	(26,113)	(3,915)	(3,751)	(38,273)
Net loss	(4,557)	(26,141)	(3,978)	(3,860)	(38,536)
Net loss attributable to stockholders	(4,516)	(25,593)	(3,933)	(3,840)	(37,882)
Net loss per share — basic and diluted	(0.06)	(0.35)	(0.05)	(0.04)	(0.50)
2014:
Revenues	$—	$5,914	$7,235	$4,358	$17,507
Operating loss	(4,131)	(1,336)	(4,039)	(4,143)	(13,649)
Net loss	(4,184)	(1,416)	(4,183)	(4,214)	(13,997)
Net loss attributable to stockholders	(4,162)	(1,435)	(4,150)	(4,496)	(14,243)
Net loss per share — basic and diluted	(0.07)	(0.02)	(0.06)	(0.06)	(0.22)

Note 14 — Subsequent Events

On July 29, 2015, the Company received gross proceeds of $1 million in connection with a warrant holder’s offer to amend and exercise his warrants. The warrant holder elected to exercise a total of 1 million shares of his warrant with exercise price of $2.16 per share at a reduced exercise price of $1.00 per share, providing a total of $1 million in gross proceeds to the Company.

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

Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2015. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2015.

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

Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of June 30, 2015 based on criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, management has concluded that we did maintain effective internal control over financial reporting as of June 30, 2015.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the year ended June 30, 2015 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended June 30, 2015.

Item 11. Executive Compensation

The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended June 30, 2015.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended June 30, 2015.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended June 30, 2015.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended June 30, 2015.

Item 15. Exhibits and Financial Statement Schedules

1.	Financial Statements. Reference is made to the Index to Consolidated Financial Statements at Item 7 of this Annual Report on Form 10-K.

2.	Financial Statement Schedules. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes to the financial statements.

3.	Exhibits.

Number	Description of Exhibits
1.1	Transaction Fee Agreement dated April 10, 2015 between the Company and T.R. Winston & Company, LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on April 14, 2015).
3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on January 31, 2007).
3.2	Certificate of Amendment to the Certificate of Incorporation of the Company dated effective December 16, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 17, 2009).
3.3	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on March 30, 2007).
3.4	Certificate of Amendment to the Company’s Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 1, 2015).
4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on January 31, 2007).
4.2	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 25, 2014).
10.1	Cooperative Joint Venture Contract of SES (Zao Zhuang) New Gas Company Ltd. between Shandong Hai Hua Coal & Chemical Company Ltd. and Synthesis Energy Systems Investments, Inc. dated July 6, 2006 — English translation from original Chinese document (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on January 31, 2007).
10.2	Amendment to Cooperative Joint Venture Contract of SES (Zao Zhuang) New Gas Company Ltd. between Shandong Hai Hua Coal & Chemical Company Ltd. and Synthesis Energy Systems Investments, Inc. dated November 8, 2006 — English translation from original Chinese document (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on January 31, 2007).
10.3**	Contract for Synthesis Gas Purchase and Sales by and between Shandong Hai Hua Coal & Chemical Company Ltd. and Synthesis Energy Systems (Zao Zhuang) New Gas Company Ltd. dated October 22, 2006 — English translation from original Chinese document (incorporated by reference to Exhibit 10.6 to Amendment No. 4 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on May 23, 2007).
10.4+	Consulting Agreement between the Company and Lorenzo Lamadrid dated May 30, 2006 (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on January 31, 2007).
10.5+	Amended and Restated 2005 Incentive Plan (incorporated by reference to Exhibit 10.13 to Amendment No. 3 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on May 1, 2007).
10.6	Fixed Assets Loan Contract between Synthesis Energy Systems (Zao Zhuang) New Gas Company Ltd. and Industrial and Commercial Bank of China dated March 27, 2007 — English translation from original Chinese document (incorporated by reference to Exhibit 10.16 to Amendment No. 2 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on March 30, 2007).

10.7	Second Amendment to Cooperative Joint Venture Contract of SES (Zao Zhuang) New Gas Company Ltd., between Shandong Hai Hua Coal & Chemical Company Ltd. and Synthesis Energy Systems Investments, Inc., dated February 12, 2007 — English translation from original Chinese document (incorporated by reference to Exhibit 10.6 to Amendment No. 3 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on May 1, 2007).
10.8	Co-Operative Joint Venture Contract of SES — GCL (Inner Mongolia) Coal Chemical Co., Ltd. between Inner Mongolia Golden Concord (Xilinhot) Energy Investment Co., Ltd. and Synthesis Energy Systems Investments, Inc. dated May 25, 2007 — English translation from original Chinese document (incorporated by reference to Exhibit 10.21 to Amendment No. 5 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on June 6, 2007).
10.9	Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2007).
10.10	Lease Agreement between Synthesis Energy Systems, Inc. and AVPF Riverway Ltd. dated January 14, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 31, 2008).
10.11+	First Amendment to the Amended and Restated 2005 Incentive Plan (incorporated by reference to Annex B to the Company’s Proxy Statement on Schedule 14A filed on November 15, 2007).
10.12	Form of Non-statutory Stock Option Agreement (incorporated by reference herein to Exhibit 10.8 to the Company’s Current Report on Form 8-K dated April 2, 2009).
10.13	Form of Equity Joint Venture Contract between Yima Coal Industry (Group) Co., Ltd. and Synthesis Energy Investment Holdings, Inc. dated August 27, 2009 — English translation from original Chinese document. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 2, 2009).
10.14**	Amended and Restated License Agreement by and between the Company and the Gas Technology Institute dated November 5, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 12, 2009).
10.15+	Letter Agreement between the Company and Lorenzo Lamadrid dated August 15, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 17, 2010).
10.16+	Amended and Restated Employment Agreement between the Company and Robert W. Rigdon dated April 8, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 12, 2011).
10.17	Share Purchase Agreement dated June 18, 2012 among Synthesis Energy Systems, Inc. and Hongye International Investment Group Co., Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 19, 2012).
10.18	Share Purchase Agreement dated June 18, 2012 among Synthesis Energy Systems, Inc. and Shanghai Zhongmo Investment Management Co., Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 19, 2012).
10.20	Second Amendment to the Amended and Restated 2005 Incentive Plan (incorporated by reference to Annex A to the Company’s Proxy Statement on Schedule 14A filed on October 26, 2012).
10.21	Consulting Services Agreement between the Company and Crystal Vision Energy Limited dated effective January 1, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 27, 2012).
10.22+	Letter Agreement between Robert Rigdon and the Company dated February 27, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 4, 2013).
10.25**	Cooperation Agreement among SES (Zao Zhuang) New Gas Co., Ltd., Shandong Weijiao Group Xuecheng Energy Co., Ltd. and Shandong Xuejiao Chemical Co., Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 26, 2013).
10.26	Amendment to Consulting Services Agreement between the Company and Crystal Vision Energy Limited dated July 29, 2013 (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2013).
10.27+	Employment Letter between the Company and Charles Costenbader dated effective September 3, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 4, 2013).

10.28	Loan Agreement between Synthesis Energy Systems (Zao Zhuang) New Gas Co., Ltd and Zao Zhuang Bank dated September 10, 2013 — English translation from original Chinese document (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2013).
10.29	Management Consulting Agreement between the Company and Market Development Consulting Group, Inc. dated November 1, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 5, 2013).
10.30	Joint Venture Contract between Zhangjiagang Chemical Machinery Co., Ltd. and SES Asia Technologies, Ltd., dated February 14, 2014 – English translation from Chinese document (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 14, 2014). **
10.31	Technology Usage and Contribution Agreement among SES-ZCM Clean Energy Technologies Limited, Zhangjiagang Chemical Machinery Co., Ltd. and SES Asia Technologies, Ltd., dated February 14, 2014 – English translation from Chinese document (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 14, 2014). **
10.32	Form of Securities Purchase Agreement among the Company and the purchasers identified therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 25, 2014).
10.33+	Employment Letter between the Company and Roger Ondreko dated April 29, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 5, 2014).
10.34	Letter Agreement between Robert Rigdon and the Company dated August 22, 2014 (incorporated by Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 25, 2014).
10.35	Credit Agreement between Zaozhuang Bank and Synthesis Energy Systems (Zaozhuang) New Gas Co., Ltd. dated October 2, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2014).
10.36	Working Capital Loan Contract between Zaozhuang Bank and Synthesis Energy Systems (Zaozhuang) New Gas Co., Ltd. dated October 2, 2014 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2014).
10.37+	Form of Restricted Stock Incentive Agreement for Employees (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2014).
10.38+	Form of Restricted Stock Incentive Agreement for Directors (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2014).
10.39+	Letter Agreement between Robert Rigdon and the Company dated March 9, 2015 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 12, 2015).
10.40+	Form of Non-statutory Stock Option Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on March 12, 2015).
10.41	Form of Securities Purchase Agreement among the Company and the purchasers identified therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 14, 2015).
10.42	Non-statutory Stock Option Agreement dated March 9, 2015 between Robert Rigdon and the Company (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2015).
10.41	Form of Securities Purchase Agreement among the Company and the purchasers identified therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 14, 2015).
10.42*	Share Purchase and Investment Agreement between SES BVI and Rui Feng Enterprises Limited dated June 14, 2015.
10.43*	Operation and Management Agreement between ZZ Joint Venture and Shandong Saikong Automatic Equipment Company Ltd. dated June 13, 2015.
21.1*	Subsidiaries of the Company.
23.1*	Consent of BDO USA LLP.

23.2*	Consent of UHY LLP
31.1*	Certification of Chief Executive Officer of Synthesis Energy Systems, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer of Synthesis Energy Systems, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer of Synthesis Energy Systems, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2*	Certification of Chief Financial Officer of Synthesis Energy Systems, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.
101.INS	XBRL Instance Document.***
101.SCH	XBRL Taxonomy Extension Schema Document.***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.***
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.***

______________

*	Filed herewith.

**	Portions of this exhibit have been omitted pursuant to a request for confidential treatment accepted by the Securities and Exchange Commission and this exhibit has been filed separately with the Securities and Exchange Commission in connection with such request.

***	In accordance with Rule 406T of Regulation S-T, the XBRL information in Exhibit 101 to this annual report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNTHESIS ENERGY SYSTEMS, INC.

Date: September 18, 2015	By: /s/ Robert Rigdon
Robert Rigdon, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity In Which Signed	Date

/s/ Robert Rigdon Robert Rigdon	President and Chief Executive Officer and Director (Principal Executive Officer)	September 18, 2015

/s/Roger Ondreko Roger Ondreko	Chief Financial Officer, Controller and Secretary (Principal Financial and Accounting Officer)	September 18, 2015

/s/ Lorenzo Lamadrid Lorenzo Lamadrid	Director	September 18, 2015

/s/ Denis Slavich Denis Slavich	Director	September 18, 2015

/s/ Harry Rubin Harry Rubin	Director	September 18, 2015

/s/ Xu, Ziwang Xu, Ziwang	Director	September 18, 2015

/s/Gao, Feng Gao, Feng	Director	September 18, 2015

/s/ Yang, Guang Yang, Guang	Director	September 18, 2015

/s/ Charles M. Brown Charles M. Brown	Director	September 18, 2015

