Form 10-Q
period 2015-09-30
SYNTHESIS ENERGY SYSTEMS INC
filed 2015-11-13
CIK 1375063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Yes ☐ No ☒

As of November 10, 2015 there were 86,895,343 shares of the registrant’s common stock, par value $.01 per share, outstanding.

PART I

Item 1. Financial Statements

SYNTHESIS ENERGY SYSTEMS, INC.

Consolidated Balance Sheets

(In thousands, except per share amount)

	September 30, 2015	June 30, 2015
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$21,472	$22,217
Certificate of deposit- restricted	1,572	1,635
Accounts receivable, net	123	—
Accounts receivable-related party, net	2	705
Prepaid expenses and other currents assets	751	489
Inventory	1,486	587
Total current assets	25,406	25,633

Property, plant and equipment, net	9,029	10,342
Intangible asset, net	953	939
Investment in joint ventures	34,815	34,815
Other long-term assets	1,931	2,022

Total assets	$72,134	$73,751

LIABILITIES AND EQUITY
Current liabilities:
Accrued expenses and accounts payable	$4,636	$4,348
Accrued expenses and accounts payable- related party	5,423	4,088
Line of credit	3,144	3,271
Short-term bank loan	3,144	3,271

Total current liabilities	16,347	14,978

Commitment and contingencies

Equity:
Preferred stock, $0.01 par value- 20,000 shares authorized – no shares issued and outstanding	—	—
Common stock, $0.01 par value: 200,000 shares authorized: 86,848 and 85,476 shares issued and outstanding, respectively	868	855
Additional paid-in capital	259,040	256,643
Accumulated deficit	(208,448)	(203,866)
Accumulated other comprehensive income	5,576	6,179
Total stockholders’ equity	57,036	59,811
Noncontrolling interests in subsidiaries	(1,249)	(1,038)

Total stockholder’s equity	55,787	58,773

Total liabilities and stockholder’s equity	$72,134	$73,751

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,
	2015	2014

Revenue:
Product sales and other — related parties	$3,075	$4,214
Technology licensing and related services	247	—
Related party consulting	77	—
Total revenue	3,399	4,214

Costs and Expenses:
Costs of sales and plant operating expenses	4,038	5,781
General and administrative expenses	2,482	2,069
Stock-based compensation expense	1,131	285
Depreciation and amortization	225	573

Total costs and expenses	7,876	8,708

Operating loss	(4,477)	(4,494)

Non-operating (income) expense:
Foreign currency losses, net	246	9
Interest income	(21)	(10)
Interest expense	74	64

Net loss	(4,776)	(4,557)

Less: net loss attributable to noncontrolling interests	194	41

Net loss attributable to stockholders	$(4,582)	$(4,516)

Net loss per share:
Basic and diluted	$(0.05)	$(0.06)

Weighted average common shares outstanding:
Basic and diluted	86,346	73,197

See accompanying notes to the consolidated financial statements.

2

SYNTHESIS ENERGY SYSTEMS, INC.

Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended September 30,
	2015	2014
Net loss	$(4,776)	$(4,557)
Translation adjustment	(620)	—
Comprehensive loss	(5,396)	(4,557)
Less comprehensive loss attributable to noncontrolling interests	211	41
Comprehensive loss attributable to the Company	$(5,185)	$(4,516)

See accompanying notes to the consolidated financial statements

SYNTHESIS ENERGY SYSTEMS, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended September 30,
	2015	2014

Cash flows from operating activities:
Net loss	$(4,776)	$(4,557)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,131	285
Depreciation	170	515
Amortization of intangible and other assets	55	58
Foreign currency losses	246	9
Changes in operating assets and liabilities:
Accounts receivable	561	3
Prepaid expenses and other current assets	(284)	(15)
Inventory	(920)	444
Other long-term assets	(14)	179
Accrued expenses and payables	1,966	1,424
Net cash used in operating activities	(1,865)	(1,655)

Cash flows from investing activities:
Capital expenditures	(9)	(140)
Net cash used in investing activities	(9)	(140)

Cash flows from financing activities:
Payments on long-term bank loan	—	(3,251)
Proceeds from exercise of stock options	279	55
Proceeds from issuance of common stock	1,000	—
Net cash provided by (used in) financing activities	1,279	(3,196)

Net decrease in cash	(595)	(4,991)

Cash and cash equivalents, beginning of period	22,217	19,407
Effect of exchange rates on cash	(150)	1
Cash and cash equivalents, end of period	$21,472	$14,417

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.

Consolidated Statement of Equity

(In thousands)

(Unaudited)

	Common Stock			Deficit Accumulated During the	Accumulated Other	Non-
	Shares	Common Stock	Additional Paid-in Capital	Development Stage	Comprehensive Income	controlling Interest	Total
Balance at June 30, 2015	85,476	$855	$256,643	$(203,866)	$6,179	$(1,038)	$58,773
Net loss	—	—	—	(4,582)	—	(194)	(4,776)
Currency translation adjustment	—	—	—	—	(603)	(17)	(620)
Net proceeds from issuance of common stock	1,000	10	990	—	—	—	1,000
Exercise of stock options	372	3	276	—	—	—	279
Stock-based compensation expense	—	—	1,131	—	—	—	1,131
Balance at September 30, 2015	86,848	$868	$259,040	$(208,448)	$5,576	$(1,249)	$55,787

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 — Summary of Significant Accounting Policies

(a) Organization and description of business

Synthesis Energy Systems, Inc. (“SES”), together with its wholly-owned and majority-owned controlled subsidiaries (collectively, the “Company”), is a global energy and gasification technology company that provides products and solutions to the energy and chemical industries. The Company’s business is to create value by supplying its technology, equipment and services into global projects where lower cost low quality coals, coal wastes, municipal wastes, agricultural biomass, and other biomass feedstocks can be profitably converted through its proprietary gasification technology into clean synthesis gas, or syngas (a mixture of primarily hydrogen, carbon monoxide, and methane), which is then used to produce a variety of high value energy and chemical products. The Company’s initial operating projects to date convert high ash coal and coal wastes to chemical grade methanol, and the Company is pursuing a variety of additional global projects under development by customers who may use its technology platform to convert low quality coals such as lignite, coal wastes, municipal wastes and agricultural waste biomass to high value products such as electric power, transportation fuels, substitute natural gas fuel for direct reduction iron steel making and other products. The Company’s technology is originally based on the U-GAS® process developed by the Gas Technology Institute and the Company has augmented and differentiated the technology through design, detailed engineering, constructing, starting up and operating two commercial plants in China. The Company’s headquarters is located in Houston, Texas.

(b) Basis of presentation and principles of consolidation

The consolidated financial statements for the periods presented are unaudited. Operating results for the three month period ended September 30, 2015 are not necessarily indicative of results to be expected for the fiscal year ending June 30, 2016.

The consolidated financial statements are in U.S. dollars. Non-controlling interests in consolidated subsidiaries in the consolidated balance sheets represents minority stockholders’ proportionate share of the equity in such subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto reported in the Company’s Annual Report on Form 10-K for the year ended June 30, 2015. Significant accounting policies that are new or updated from those presented in the Company’s Annual Report on Form 10-K for the year ended June 30, 2015 are included below. The consolidated financial statements have been prepared in accordance with the rules of the United States Securities and Exchange Commission (“SEC”) for interim financial statements and do not include all annual disclosures required by generally accepted accounting principles in the United States.

(c) Accounting for Variable Interest Entities (“VIEs”) and Financial Statement Consolidation Criteria

The joint ventures which the Company enters into may be considered VIEs. The Company consolidates all VIEs where it is the primary beneficiary. This determination is made at the inception of the Company’s involvement with the VIE and is continuously assessed. The Company considers qualitative factors and forms a conclusion that the Company, or another interest holder, has a controlling financial interest in the VIE and, if so, whether it is the primary beneficiary. In order to determine the primary beneficiary, the Company considers who has the power to direct activities of the VIE that most significantly impacts the VIE’s performance and has an obligation to absorb losses from or the right to receive benefits of the VIE that could be significant to the VIE. The Company does not consolidate VIEs where it is not the primary beneficiary. The Company accounts for these unconsolidated VIEs using either the equity method of accounting or the cost method of accounting and includes its net investment on its consolidated balance sheets. Under the equity method, the Company’s equity interest in the net income or loss from its unconsolidated VIEs is recorded in non-operating (income) expense on a net basis on its consolidated statement of operations. Equity investments in which the Company exercises significant influence but does not have control and is not the primary beneficiary are accounted for using the equity method. In the event of a change in ownership, any gain or loss resulting from an investee share issuance is recorded in earnings. Investments in which the Company is not able to exercise significant influence over the investee are accounted for under the cost method. Controlling interest is determined by majority ownership interest and the ability to unilaterally direct or cause the direction of management and policies of an entity after considering any third-party participatory rights.

The Company has determined that the ZZ Joint Venture is a VIE and has determined that the Company is the primary beneficiary. In making the initial determination, the Company considered, among other items, the change in profit distribution between the Company and Xuejiao (as defined in Note 2 – Current Projects) after 20 years. The expected negative variability in the fair value of the ZZ Joint Venture’s net assets was considered to be greater during the first 20 years of the ZZ Joint Venture’s life, which coincided with our original 95% profit/loss allocation, versus the latter 30 years in which the Company’s profit/loss allocation would be reduced to 10%. As the result of an amendment to the ZZ Joint Venture agreement in 2010, the profit distribution percentages will remain in place after the first 20 years, providing further support to the determination that the Company is the primary beneficiary.

The following tables provide additional information on the ZZ Joint Venture’s assets and liabilities as of September 30, 2015 and June 30, 2015 which are consolidated within the Company’s consolidated balance sheets (in thousands):

	September 30, 2015
	Consolidated	ZZ Joint Venture (1)	%(2)

Current assets	$25,406	$3,787	15%
Long-term assets	46,728	10,208	22%
Total assets	$72,134	$13,995	19%

Current liabilities	$16,347	$13,930	85%
Equity	55,787	65	0%
Total liabilities and equity	$72,134	$13,995	19%

	June 30, 2015
	Consolidated	ZZ Joint Venture (1)	%(2)

Current assets	$25,633	$3,201	12%
Long-term assets (3)	48,118	11,606	24%
Total assets	$73,751	$14,807	20%

Current liabilities	$14,978	$12,423	83%
Equity	58,773	2,384	4%
Total liabilities and equity	$73,751	$14,807	20%

(1)	Amounts reflect information for the ZZ Joint Venture and exclude intercompany items.

(2)	ZZ Joint Venture’s percentage of the amount on the Company’s consolidated balance sheets.

(3)	Includes the effect of impairment of long-lived assets related to our ZZ Joint Venture facility.

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

The Company’s financial assets and liabilities are classified based on the lowest level of input that is significant for the fair value measurement. The following table summarizes the valuation of the Company’s financial assets by pricing levels, as of September 30, 2015 and June 30, 2015 (in thousands):

	September 30, 2015
	Level 1		Level 2		Level 3	Total
Assets:
Certificates of Deposit	$—		$50	(1)	$—	$50
Certificates of Deposit- Restricted	$—		1,572	(1)	—	1,572
Money Market Funds	18,137	(2)	—		—	18,137

Liabilities:
Line of credit	—		3,144	(3)	—	3,144
Short-term bank loan	—		3,144	(3)	—	3,144

	June 30, 2015
	Level 1		Level 2		Level 3	Total
Assets:
Certificates of Deposit	$—		$50	(1)	$—	$50
Certificates of Deposit- Restricted	$—		1,635	(1)	—	1,635
Money Market Funds	18,128	(2)	—		—	18,128

Liabilities:
Line of credit	—		3,271	(3)	—	3,271
Short-term bank loan	—		3,271	(3)	—	3,271

(1)	Amount included in current assets on the Company’s consolidated balance sheets.

(2)	Amount included in cash and cash equivalents on the Company’s consolidated balance sheets.

(3)	Amount included in current liabilities on the Company’s consolidated balance sheets.

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

Note 2 – Joint Ventures

Zao Zhuang Joint Venture

Joint Venture Agreement

On July 6, 2006, the Company entered into a cooperative joint venture contract with Shandong Hai Hua Coal & Chemical Company Ltd., or Hai Hua, which established Synthesis Energy Systems (Zao Zhuang) New Gas Company Ltd., or the ZZ Joint Venture, a joint venture company that has the primary purposes of (i) developing, constructing and operating a syngas production plant utilizing the U-GAS® technology in Zao Zhuang City, Shandong Province, China and (ii) producing and selling syngas and the various byproducts of the plant. In August 2012, Hai Hua’s name was changed to Shandong Weijiao Group Xuecheng Energy Company Ltd., or Xuecheng Energy, after a change in control transaction. We initially owned 97.6% of the ZZ Joint Venture (but subsequently reduced as a result of the Rui Feng transaction described below) and Xuecheng Energy owns the remaining 2.4%. We consolidate the results of the ZZ Joint Venture in our consolidated financial statements.

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

The Company assumed operational control of the integrated methanol production facility in October 2013 under a restructured commercial arrangement. The ZZ Joint Venture has worked to complete the plant retrofits and equipment upgrades to enable increased methanol production from integrated syngas and coke oven gas feedstock. As of September 30, 2015, The ZZ Joint Venture was operating an integrated plant which had two operating modes where it (i) converts coke oven gas directly to methanol and (ii) converts coal to syngas, then blends the syngas and coke oven gas at a specific ratio to produce additional quantities of methanol.  The ZZ Joint Venture began producing and selling methanol in November 2013 from coke oven gas.

Effective June 26, 2015, the Company entered into a Share Purchase and Investment Agreement (the “SPA”) with Rui Feng Enterprises Limited (“Rui Feng”), whereby Rui Feng will acquire a controlling interest in Synthesis Energy Systems Investments Inc. (“SESI”), a wholly owned subsidiary of the Company which owns the Company’s interest in the ZZ Joint Venture.  Under the terms of the SPA, SESI will sell an approximately 61% equity interest to Rui Feng in exchange for $10 million.  This amount shall be paid in four installments through December 2016, with the first installment of approximately $1.6 million paid on June 26, 2015. Since the Company retained control of SESI, the proceeds received from the first installment are accounted for as an equity transaction with no gain or loss recognized. The Company has allocated the proceeds received between additional paid in capital and non-controlling interest based on the interest acquired by Rui Feng and the carrying value of our investment in SESI. Rui Feng shall receive equity interest in SESI proportionate to its installment payments.  After the four installment payments have been made, if Rui Feng invests an additional amount of 40 million yuan equivalent, or approximately $6.3 million in U.S. dollars, for the construction of an expansion to the ZZ Joint Venture, Rui Feng will receive an additional 14% interest in SESI, for a total of 75%. Once Rui Feng acquires a controlling interest in the subsidiary, the Company will deconsolidate the investment in the subsidiary which holds the investment in the ZZ Joint Venture. Additionally, in connection with the transaction, Saikong, an affiliate of Rui Feng, is required to fund all losses from the ZZ Joint Venture during the expansion of the facility, and Rui Feng will receive 90% of the profits and losses for the first three years of operations after the completion of the expansion.

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

In connection with entering into the SPA, the ZZ Joint Venture, SESI and Rui Feng also entered into a separate Operation and Management Agreement (the “OMA”) with Shandong Saikong Automation Equipment Co. Ltd. (“Saikong”), an affiliate of Rui Feng, to achieve our strategic aim of repurposing and expanding ZZ Joint Venture facility. Under the terms of the OMA, the two existing SES gasification systems will be refurbished and prepared for full capacity operation and the syngas will be used for the production of 100,000 tons per year of acetic acid, as well as a secondary product of propionic acid. Governmental approvals for the production of acetic acid and propionic acid have been applied for, and the expansion is expected to be completed within 24 months once financing and governmental approvals are received.

As described below, in September 2015, the Company refinanced the ZZ Working Capital Loan and the Company is currently working with the ZZ Bank to refinance the ZZ Line of Credit Agreement. Although the Company intends for the ZZ Joint Venture to sustain itself through its own earnings, funds contributed by Rui Feng and other funding sources, the Company has no intentions on providing additional contributions to the ZZ Joint Venture. Saikong has committed to providing required funding, but the Company has no assurances that they will honor that commitment. If the ZZ Joint Venture does not have adequate funds to repay the refinanced ZZ Working Capital Loan and the ZZ Line of Credit Agreement, and the Company or Saikong does not make additional capital contributions or loans, the Company runs the risk of forfeiting its interest in the ZZ Joint Venture facility including the related $1.6 million restricted certificate of deposit related to the ZZ Line of Credit Agreement.

In late October 2015, Xeucheng Energy permanently shut down one of its two operating coke oven units. The ZZ Joint Venture requires both coke oven units to produce an adequate supply to operate the ZZ Joint Venture methanol unit. This shutdown prevents Xeucheng Energy from fulfilling its obligations under the ZZ Cooperation Agreement, and therefore the Company ended the methanol production operation related to the ZZ Cooperation Agreement. The Company intends to negotiate a permanent solution to the outstanding issues related to the ZZ Cooperation Agreement, including all payables related to the methanol operations and the early shut down of the coke oven facilities.

The ZZ Joint Venture is continuing to develop alternatives for products from the facility with Saikong. Under the terms of the OMA entered into June 2015 with Saikong, the two existing SES gasification systems will be refurbished and prepared for full capacity operation and the syngas will be used for the production of 100,000 tons per year of acetic acid, as well as a secondary product of propionic acid. Once financing and government approvals are received, the expansion is expected to complete within approximately two years. The ZZ Joint Venture, however, has not yet received governmental approvals for the production of acetic acid and propionic acid, as the approval process is taking longer than anticipated due to the recent chemical facility accident in Tianjin, China and other chemical facility accidents in the Shandong province. Despite their obligations under the OMA, there can be no assurances that Rui Feng will continue to make payments and fund the repurposing and expansion of the ZZ Joint Venture facility. As of September 30, 2015 and June 30, 2015, the carrying value of the ZZ Joint Venture facility was $9.0 million and $10.3 million, respectively. While the Company determined that no impairment was required at September 30, 2015, future impairments may be required if payments under the OMA are not received or if the Company is unable to complete the repurposing and expansion of the facility.

Working Capital Loan Agreement with Zaozhuang Bank Co., Ltd

On October 2, 2014, the ZZ Joint Venture entered into a working capital loan agreement (the “ZZ Working Capital Loan”) with Zaozhuang Bank Co., Ltd. (“ZZ Bank”), and received approximately $3.3 million of loan proceeds, with a maturity of September 23, 2015. On September 22, 2015, the Company refinanced the ZZ Working Capital Loan for an eleven month period.

Key terms of the refinanced Working Capital Loan are as follows:

•	Loan matures on August 22, 2016;

•	Interest is payable monthly at an annual rate of 10%;

•	Xuecheng Energy is the guarantor of the loan;

•	Certain assets of the ZZ Joint Venture, including land use rights and the administration building, are pledged as collateral for the loan; and

•	Subject to customary events of default which, should one or more of them occur and be continuing, would permit ZZ Bank to declare all amounts owing under the agreement to be due and payable immediately. Such events of default include, but are not limited to, degradation of profit-making capacity, operating capacity and cash flow capacity.

Line of Credit (Deposit Secured Loan) with Zaozhuang Bank Co., Ltd

On October 8, 2014, the ZZ Joint Venture entered a Line of Credit Agreement with the ZZ Bank, and received a line of credit of approximately $2.5 million. On October 9, 2014, the ZZ Joint Venture entered into an additional Line of Credit Agreement with ZZ Bank and received a line of credit of approximately $0.8 million (collectively, the “ZZ Line of Credit Agreement”). In April 2015, the Company repaid the ZZ Line of Credit Agreement and renewed the agreement for $3.3 million under the same terms for an additional six months. Through November 13, 2015, the Company has paid $2.4 million on the outstanding balance. The Company has additional payments of $0.3 million and $0.6 million due on November 14, 2015 and November 20, 2015, respectively. The Company is currently working with the ZZ Bank to renew the Line of Credit Agreement.

Key terms of the two lines of credit are as follows:

•	The ZZ Joint Venture is required to deposit 50% of the total face amount, or approximately $1.6 million, to the ZZ Bank for the line of credit as a security deposit;

•	Term of the lines of credit is six months, remaining payments of $0.3 million and $0.6 million due on November 14, 2015 and November 20, 2015, respectively;

•	Service fee is 0.05% of the face amount for each renewal.

•	Xuecheng Energy is the guarantor of each line of credit;

•	Certain assets of the ZZ Joint Venture, including land use rights and the administration building, are pledged as collateral for the lines of credit; and

•	Subject to customary events of default which, should one or more of them occur and be continuing, would permit ZZ Bank to declare all amounts owing under the agreements to be due and payable immediately. Such events of default include, but are not limited to, degradation of profit-making capacity, operating capacity and cash flow capacity.

Xuecheng Energy’s combined guarantee for both the ZZ Working Capital Loan and the ZZ Line of Credit Agreement is limited to approximately $3.3 million. The Company does not guarantee either of the facilities.

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

The remaining capital for the project has been funded with project debt obtained by the Yima Joint Ventures. Yima agreed to guarantee the project debt in order to secure debt financing from domestic Chinese banking sources. The Company has agreed to pledge to Yima its ownership interests in the joint ventures as security for the Company’s obligations under any project guarantee. In the event that the necessary additional debt financing is not obtained, Yima has agreed to provide a loan to the joint ventures to satisfy the remaining capital needs of the project.

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

The Yima Joint Venture initiated an outage in April 2015 that was intended to allow the plant to make broad and miscellaneous improvements to many areas of the entire methanol producing facility which had not previously been completed or properly installed. Many of these improvements were punch-list items left over from construction, along with improvements which have been learned from operating the plant. Additionally, it was identified during this time that the Yima Joint Venture had not installed all of the required units related to removal of sulfur compounds from syngas. These sulfur removal systems have now been designed and installation is underway at the facility.

In August 2015, the Yima Joint Ventures shut down plant operation due to a lack of coal supply from Yima Coal Industrial Group, which has been encountering a reduction in coal production and coal quality issues. Henan Energy and Chemical Industry Group (“Henan”), is considering steps with the Yima Joint Venture management to resolve this situation. Due to the current overall weakness in commodities pricing in general, the methanol price across China has been unusually low, and as long as this low methanol pricing environment persists there is not a strong economic rationale to resolve the coal pricing issue and restart the project, which could adversely affect liquidity at the Yima Joint Ventures. In addition, the permits for methanol production have been under review and the local government is requiring the Yima Joint Ventures make preparations to produce methanol protein, which was the primary product planned when the permits were secured.

Until May 31, 2013, the Company accounted for its equity interest in the Yima Joint Ventures under the equity method of accounting. Under this method, the Company recorded its proportionate share of the Yima Joint Ventures’ net income or loss based on the Yima Joint Venture’s financial results. As of June 1, 2013, the Company changed to the cost method of accounting because the Company concluded that it is unable to exercise significant influence over the Yima Joint Ventures. The Company’s conclusion regarding its lack of significant influence is based on its interactions with the Yima Joint Ventures related to the start-up and operations and due to various other circumstances including limited participation in operating and financial policymaking processes and the Company’s limited ability to influence technological decisions. There was no equity in losses of the Yima Joint Ventures recognized for financial reporting purposes for the quarters ended September 30, 2015 and 2014 since the Company changed from the equity method to the cost method of accounting as of June 1, 2013. The carrying value of the Company’s interest in the Yima Joint Venture as of September 30, 2015 and December 21, 2014 was $34.8 million. The Company continues to monitor this investment to monitor this investment for impairment.

Tianwo-SES Joint Venture

Joint Venture Contract

On February 14, 2014, SES Asia Technologies Limited, one of the Company’s wholly owned subsidiaries, entered into a Joint Venture Contract (the “JV Contract”) with Zhangjiagang Chemical Machinery Co., Ltd., which subsequently changed its legal name to Suzhou Thvow Technology Co. Ltd. (“STT”), to form Jiangsu Tianwo-SES Clean Energy Technologies Limited (the “Tianwo-SES Joint Venture”). The purpose of the Tianwo-SES Joint Venture is to establish the Company’s gasification technology as the leading gasification technology in the Tianwo-SES Joint Venture territory (which is initially China, Indonesia, the Philippines, Vietnam, Mongolia and Malaysia) by becoming a leading provider of proprietary equipment for the technology. The scope of the Tianwo-SES Joint Venture is to market and license the Company’s gasification technology via project sublicenses; procurement and sale of proprietary equipment and services; coal testing; and engineering, procurement and research and development related to the technology. STT contributed 53.8 million yuan in April 2014 and is required to contribute an additional 46.2 million yuan within two years of contract execution for a total contribution of 100 million yuan (approximately $16 million) in cash to the Tianwo-SES Joint Venture, and owns 65% of the Tianwo-SES Joint Venture. The Company has contributed an exclusive license to use of its technology in the Tianwo-SES Joint Venture territory pursuant to the terms of a Technology Usage and Contribution Agreement (the “TUCA”) entered into among the Tianwo-SES Joint Venture, STT and the Company on the same date. The Company owns 35% of the Tianwo-SES Joint Venture. Under the JV Contract, neither party may transfer their interests in the Tianwo-SES Joint Venture without first offering such interests to the other party. Notwithstanding this, the Company has the right until 30 days after the first project sublicense is entered into by the Tianwo-SES Joint Venture to transfer or sell 5% of its interest to a financial investor. If the Company elects not to transfer such 5% interest during that period, STT has the option to purchase such interest from the Company for 10 million yuan (approximately $1.6 million).

The JV Contract also includes a non-competition provision which requires that the JV be the exclusive legal entity within the Tianwo-SES Joint Venture territory for the marketing and sale of any gasification technology or related equipment that utilizes low quality coal feedstock. Notwithstanding this, STT has the right to manufacture and sell gasification equipment outside the scope of the Tianwo-SES Joint Venture within the Tianwo-SES Joint Venture territory. In addition, the Company has the right to develop and invest equity in projects outside of the Tianwo-SES Joint Venture within the Tianwo-SES Joint Venture territory. After the termination of the Tianwo-SES Joint Venture, STT must obtain written consent from the Company for the market development of any gasification technology that utilizes feedstock in the Tianwo-SES Joint Venture territory.

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

The Tianwo-SES Joint Venture will be the exclusive operational entity for business relating to the Company’s technology in the Tianwo-SES Joint Venture Territory. If the Tianwo-SES Joint Venture loses exclusivity due to a Company breach, STT is to be compensated for direct losses and all lost project profits. The Company will also provide training for technical personnel of the Tianwo-SES Joint Venture through the second anniversary of the establishment of the Tianwo-SES Joint Venture. The Company will also provide a review of engineering works for the Tianwo-SES Joint Venture. If modifications are suggested by the Company and not made, the Tianwo-SES Joint Venture bears the liability resulting from such failure. If the Company suggests modifications and there is still liability resulting from the engineering work, it is the liability of the Company.

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

The following table presents summarized financial information for the Tianwo-SES Joint Venture (in thousands):

	Three Months Ended
Income Statement data:	September 30, 2015	September 30, 2014
Revenue	$4,098	$—
Operating loss	(551)	(675)
Net loss	(551)	(676)

Balance sheet data:	September 30, 2015	June 30, 2015
Current assets	$30,866	$15,398
Noncurrent assets	7,590	8,120
Current liabilities	24,503	8,434
Noncurrent liabilities	—	—
Equity	13,953	15,084

Tianwo-SES Joint Venture is accounted for under the equity method. The Company’s capital contribution in the formation of the venture was the TUCA, which is an intangible asset. As such, the Company did not record a carrying value at the inception of the venture. Under the equity method of accounting, losses in the venture are not recorded if the losses cause the carrying value to be negative and there is no requirement of the Company to contribute additional capital. Under the Tianwo-SES Joint Venture, the Company is not required to contribute additional capital, therefore the Company is not recognizing losses in the venture, as this would cause the carrying value to be negative. Had the Company recognized its share of the losses related to the venture, the Company would have recognized losses of approximately $0.2 million for each of the quarters ended September 30, 2015 and September 30, 2014, and total cumulative losses of approximately $1.1 million.

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

The Company is required to make a $500,000 annual payment to GTI for each year of the term, with such annual payment due by the last day of January of the following year; provided, however, that the Company is entitled to deduct all royalties paid to GTI in a given year under the GTI Agreement from this amount, and if such royalties exceed the annual payment amount in a given year, the Company is not required to make the annual payment. The Company accrues the annual royalty expense ratably over the calendar year as adjusted for any royalties paid during year as applicable. The Company must also provide GTI with a copy of each contract that it enters into relating to a U-GAS® system and report to GTI with its progress on development of the technology every six months. For the quarter ended September 30, 2015, the Company made no payments to GTI.

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

Note 4 – Equity

Preferred Stock

At the Annual Meeting of Stockholders of the Company on June 30, 2015, the Company’s stockholders approved an amendment to the Company’s certificate of incorporation to authorize a class of preferred stock, consisting of 20,000,000 authorized shares, which may be issued in one or more series, with such rights, preferences, privileges and restrictions as shall be fixed by the Company’s board of directors. No shares of preferred stock have been issued or outstanding since approved by the stockholders.

Stock-Based Compensation

As of September 30, 2015, the Company had outstanding stock option and restricted stock awards granted under the Company’s Amended and Restated 2005 Incentive Plan, as amended (the “Incentive Plan”), under which the Company’s stockholders have authorized a total of 12,000,000 shares of common stock for awards under the Incentive Plan. As of September 30, 2015, there were 52,209 shares authorized for future issuance pursuant to the Incentive Plan. Under the Incentive Plan, the Company may grant incentive and non-qualified stock options, stock appreciation rights, restricted stock units and other stock-based awards to officers, directors, employees and non-employees. Stock option awards generally vest ratably over a one to four year period and expire ten years after the date of grant.

Stock option activity during the three months ended September 30, 2015 was as follows:

Shares of Common Stock Underlying Stock Options

Outstanding at June 30, 2015	9,302,825
Granted	—
Exercised	(372,414)
Forfeited	—
Outstanding at September 30, 2015	8,930,411
Exercisable at September 30, 2015	8,109,161

In July 2015, the Company modified the exercise price of certain warrants to purchase 1 million shares of common stock from $2.16 to $1.00 per share, which were immediately exercised by the warrant holder. Concurrent with modification, the Company granted the warrant holder replacement warrants to purchase 1 million common shares at $2.16 per share. The incremental fair value of the modified warrants was approximately $0.2 million and the fair value of the replacement warrants was approximately $0.4 million. The Company recognized $0.6 million of stock compensation expense related to the modification and issuance of the replacement warrants during the three months ended September 30, 2015.

The incremental fair value for the modified warrant issued in July 2015 was based on the difference between the fair value of the modified warrant and the fair value of the original warrant immediately before it was modified. The following is the weighted average of the assumptions used in calculating the fair value of the warrants modified in July 2015 using the Black-Scholes-Morton method:

Risk-free rate of return	0.68%
Expected life of award (years)	2.17
Expected dividend yield	0.00%
Expected volatility of stock	93%
Weighted-average grant date fair value	$0.65

The fair values of the warrant issued on July 27, 2015 was estimated at the date of grant using Black-Scholes-Morton model with the following weighted-average assumptions:

Risk-free rate of return	0.68%
Expected life of award (years)	2.17
Expected dividend yield	0.00%
Expected volatility of stock	93%
Weighted-average grant date fair value	$0.43

Stock warrants activity during the three months ended September 30, 2015 were as follows:

Shares of Common Stock Underlying Stock Warrants

Outstanding at June 30, 2015	8,999,754
Granted	1,000,000
Exercised	(1,000,000)
Outstanding at September 30, 2015	8,999,754

The Company recognizes the stock-based compensation expense related to the Incentive Plan awards and warrants over the requisite service period. The following table presents stock based compensation expense attributable to stock option awards issued under the Incentive Plan and attributable to warrants issued to investors and consulting firms as compensation (in thousands):

	Three Months Ended September 30,
	2015	2014

Incentive Plan	$172	$285
Warrants and stock options	959	—
Total stock-based compensation expense	$1,131	$285

Note 5 – Net Loss Per Share

Historical net loss per share of common stock is computed using the weighted average number of shares of common stock outstanding. Basic loss per share excludes dilution and is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Stock options, warrants and unvested restricted stock are the only potential dilutive share equivalents the Company had outstanding for the periods presented. For the three months ended September 30, 2015 and 2014, options and warrants to purchase common stock excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive as the Company incurred net losses during those periods, amounted to 17,930,165 and 14,482,742, respectively.

Note 6 – Risks and Uncertainties

As of September 30, 2015, the Company had $21.5 million in cash and cash equivalents. The Company currently plans to use available cash for (i) commercializing the Company’s technology and securing orders and associated tasks with developing our business with a prime focus on the markets of syngas for direct replacement of natural gas, syngas for producing substitute natural gas and power; (ii) securing new partners for the Company’s technology business; (iii) technology product advancement for power applications and industrial syngas; (iv) general and administrative expenses; and (vi) working capital and other general corporate purposes. The Company intends for the ZZ Joint Venture to sustain itself through its own earnings, funds contributed by Rui Feng and other funding sources, and the Company is not intending to make additional contributions to the ZZ Joint Venture. Saikong has committed to providing required funding, but the Company has no assurances that they will honor that commitment. If the ZZ Joint Venture does not have adequate funds to repay the refinanced ZZ Working Capital Loan and the ZZ Line of Credit Agreement, and the Company or Saikong does not make additional capital contributions or loans, the loan will be in default and ZZ Bank will be able to exercise any and all remedies available under the law or the agreements, including the risk of ZZ Bank taking control of the ZZ Joint Venture facility and the forfeiture of the Company’s $1.6 million restricted certificate of deposit. If the ZZ Joint Venture does not have the funds for, or if Rui Feng does not continue funding, the expansion and repurposing of the facility, the Company will need to find alternative funding, which would likely result in funding delays. The actual allocation and timing of these expenditures will be dependent on various factors, including changes in our strategic relationships, commodity prices and industry conditions, and other factors that the Company cannot currently predict. In particular, any future decrease in economic activity in China or in other regions of the world in which the Company may in the future do business could significantly and adversely affect the Company’s results of operations and financial condition. Operating cash flows from the Company’s joint venture operating projects can be positively or negatively impacted by changes in coal and methanol prices. These are commodities where market pricing is often volatile in nature.

The ZZ Joint Venture is currently not paying all of its vendor payables, which is a breach of contract under the ZZ Cooperation Agreement. In addition, there are payments due under the ZZ Line of Credit of $0.3 million and $0.6 million due on November 14, 2015 and November 20, 2015, respectively. The Company is currently working with ZZ Bank to renew the ZZ Line of Credit Agreement. Although the Company intends for the ZZ Joint Venture to sustain itself through its own earnings, funds contributed by Rui Feng and other funding sources, the Company does not intend make additional contributions to the ZZ Joint Venture. Saikong has committed to providing required funding, but the Company has no assurances that they will honor that commitment. If the ZZ Joint Venture does not have adequate funds to repay the refinanced ZZ Working Capital Loan and the ZZ Line of Credit Agreement, and the Company or Saikong does not make additional capital contributions or loans, the Company runs the risk of forfeiting its interest in the ZZ Joint Venture facility including the related $1.6 million restricted certificate of deposit.

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

The recent decline in methanol prices in the China commodity market has put pressure on our ZZ and Yima Joint Venture plant methanol production margins. As a result, the Company continues to evaluate both of these assets for impairment. At September 30, 2015, there are no indications of further impairment. Additional impairment charges in the future for the ZZ Joint Venture facility or to the Yima investment could result if there is any further degradation in methanol prices, if the Yima outage persists, if Rui Feng does not make the required funding for expansion and repurposing, or if there are changes in assumptions used to test for recoverability and to determine fair value.

In late October 2015, Xeucheng Energy permanently shut down one of its two operating coke oven units. The ZZ Joint Venture requires both coke oven units to produce an adequate supply to operate the ZZ Joint Venture methanol unit. This shutdown prevents Xeucheng Energy from fulfilling its obligations under the ZZ Cooperation Agreement, and therefore the Company ended the methanol production operation related to the ZZ Cooperation Agreement. The Company intends to negotiate a permanent solution to the outstanding issues related to the ZZ Cooperation Agreement, including all payables related to the methanol operations and the early shut down of the coke oven facilities.

The ZZ Joint Venture is continuing to develop alternatives for products from the facility with Saikong. Under the terms of the OMA entered into June 2015 with Saikong, the two existing SES gasification systems will be refurbished and prepared for full capacity operation and the syngas will be used for the production of 100,000 tons per year of acetic acid, as well as a secondary product of propionic acid. Once financing and government approvals are received, the expansion is expected to complete within approximately two years. The ZZ Joint Venture, however, has not yet received governmental approvals for the production of acetic acid and propionic acid, as the approval process is taking longer than anticipated due to the recent chemical facility accident in Tianjin, China and other chemical facility accidents in the Shandong province. Despite their obligations under the OMA, there can be no assurances that Rui Feng will continue to make payments and fund the repurposing and expansion of the ZZ Joint Venture facility. As of September 30, 2015 and June 30, 2015, the carrying value of the ZZ Joint Venture facility was $9.0 million and $10.3 million, respectively. The Company continues to review this investment for impairment.

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

As of September 30, 2015, the majority of our revenues for our ZZ Joint Venture Facility and Yima historically have been derived from the sale of methanol in China. Since we are no longer making methanol at our ZZ Joint Venture Facility, we will no longer be generating revenue from methanol production until we finish repurposing the facility. Yima continues to recognize revenues from methanol sales. We do not have long term offtake agreements for these sales, so revenues fluctuate based on local market spot prices, which have been under significant pressure and are generally not consistent or predictable. We remain unsure of whether the current downward market pressure will continue or where methanol prices will eventually stabilize. Our liquidity and capital resources will be materially adversely affected if markets remain under pressure, and we are unable to obtain satisfactory process for these commodities or if prospective buyers do not purchase these commodities.

We currently plan to use our available cash for (i) commercializing our technology and securing orders and associated tasks with developing our business with a prime focus on the markets of syngas for direct replacement of natural gas, syngas for producing substitute natural gas and power; (ii) securing new partners for our technology business; (iii) technology product advancement for power applications and industrial syngas (iv) general and administrative expenses; and (vi) working capital and other general corporate purposes. We intend for the ZZ Joint Venture to sustain itself through its own earnings, funds contributed by Rui Feng and other funding sources, and we are not intending to make additional contributions to the ZZ Joint Venture. Saikong has committed to providing required funding, but we have no assurances that they will honor that commitment. If the ZZ Joint Venture does not have adequate funds to repay the ZZ Working Capital Loan and the ZZ Line of Credit Agreement, and we or Saikong do not make additional capital contributions or loans, the loan will be in default and ZZ Bank will be able to exercise any and all remedies available under the law or the agreements, including the risk of ZZ Bank taking control of the ZZ Joint Venture facility and the forfeiture of our $1.6 million restricted certificate of deposit.

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

The Company is subject to concentration of credit risk with respect to our cash and cash equivalents, which it attempts to minimize by maintaining cash and cash equivalents with major high credit quality financial institutions. At times, the Company’s cash balances in a particular financial institution may exceed limits that are insured by the U.S. Federal Deposit Insurance Corporation or equivalent agencies in foreign countries and jurisdictions such as Hong Kong. The Company has $2.2 million in cash and cash equivalents, and $1.6 million in certificate of deposit – restricted in Chinese based bank accounts as of September 30, 2015. While the Company is generally able to pay intercompany obligations from these bank accounts, there are more stringent requirements on the distribution of earnings.

A failure to make payments when due, a breach of any of the covenants, an insolvency or bankruptcy or certain other events could result in a default under the Working Capital Loan or the Line of Credit Agreement. A default, if not cured or waived, could result in all indebtedness outstanding becoming immediately due and payable. If that should occur, the Company may not be able to pay all such debt or borrow sufficient funds to refinance it. Even if new financing were then available, it may not be on terms that are acceptable to the Company. If the Company were unable to repay those amounts, the lenders could accelerate the maturity of the debt or proceed against any collateral granted to them to secure such defaulted debt, including the risk of ZZ Bank taking control of the ZZ Joint Venture facility.

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

The following table presents statements of operations data and assets by segment (in thousands):

	Three Months Ended September 30,
	2015	2014

Revenue:
SES China	$3,152	$4,214
Technology licensing and related services	247	—
Total revenue	$3,399	$4,214

Depreciation and amortization:
SES China	$174	$521
Technology licensing and related services	51	50
Corporate & other	—	2
Total depreciation and amortization	$225	$573

Operating loss:
SES China	$(1,965)	$(2,637)
Technology licensing and related services	(244)	(597)
Corporate & other	(2,268)	(1,260)
Total operating loss	$(4,477)	$(4,494)

Interest expense:
SES China	$74	$64
Technology licensing and related services	—	—
Corporate & other	—	—
Total interest expense	$74	$64

	September 30, 2015	June 30, 2015
Assets:
SES China	$48,639	$50,220
Technology licensing and related services	900	886
Corporate & other	22,595	22,645
Total assets	$72,134	$73,751

Note 8 – Subsequent Events

In addition, as described in Note 2, in late October 2015, Xeucheng Energy permanently shut down one of its two operating coke oven units. The ZZ Joint Venture requires both coke oven units to produce an adequate supply to operate the ZZ Joint Venture methanol unit. This shutdown prevents Xeucheng Energy from fulfilling its obligations under the ZZ Cooperation Agreement, and therefore the Company ended the methanol production operation related to the ZZ Cooperation Agreement. The Company intends to negotiate a permanent solution to the outstanding issues related to the ZZ Cooperation Agreement, including all payables related to the methanol operations and the early shut down of the coke oven facilities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this quarterly report. Some of the information contained in this discussion and analysis or set forth elsewhere in this quarterly report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended June 30, 2015 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

In July 2015 we announced the signing of a Project Alliance Agreement that expands our exclusive relationship with Midrex Technologies for integration and optimization of DRI technology using coal gasification. Midrex will take the lead in marketing, sales, proposal development, and project execution for coal gasification DRI projects as part of the new project alliance. Midrex may also lead the construction of the fully integrated solution for customers who desire such an execution strategy. We will provide the DRI gasification technology for each project including engineering, key equipment, and technical services. The fully integrated state-of-the-art gasification-based DRI facility will have total plant guarantees. The agreement includes finalization of an engineering package for the optimized coal gasification DRI solution. Prior to the Project Alliance Agreement, we also entered into an exclusive agreement with Tianwo-SES and Midrex for the joint marketing of coal gasification-based DRI facilities in China. These facilities will combine our gasification technology with the Direct Reduction Process of Midrex to create syngas from low quality coals in order to convert iron ore into high-purity DRI. Tianwo-SES will aid in the marketing of these DRI facilities in China and will supply the gasification equipment and licensing of the technology.

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

ZZ Joint Venture

Our ZZ Joint Venture plant produced clean syngas which is blended with coke oven gas, or COG, to produce chemical-grade methanol, or MeOH. This methanol was sold into the local methanol market in Shandong Province, China.  In October 2015, we ceased making methanol due to an inadequate supply of COG. As described below, we have entered into an agreement to sell 61% of our interest in the ZZ Joint Venture facility and are working with Rui Feng to repurpose and expand the plant in order to produce acetic acid and propionic acid. The history of the ZZ Joint Venture and the commercially restructured facility is described in more detail under “– Current Operations and Projects – Zao Zhuang Joint Venture”. Key elements of our business strategy for the plant are:

a)	Obtaining permits in order to produce acetic acid and propionic acid.
b)	Repurposing and expanding the facility through our partnership with Rui Feng.

c)	Negotiating a permanent solution to the outstanding issues, including outstanding payables related to the methanol operations and the early shut down of the coke oven facilities.

We can give no assurances, however, that Rui Feng will continue to make payments under the agreement to acquire our interests or to make payments related to the repurposing and expansion of the ZZ Joint Venture facility.

Yima Joint Venture

The Yima Joint Venture plant generated its first methanol production in December 2012. The Yima Joint Venture plant’s refined methanol section was fully commissioned in December 2013, and has operated at limited capacity since that date. Methanol production was approximately 30% of its capacity during the three months ended September 30, 2015. The plant is designed to produce 300,000 metric tons per year of methanol from operating two of its three available gasifiers and has achieved 100% peak syngas production levels and 80% peak methanol production levels. This plant is intended to provide a commercial demonstration of our technology as deployed on a much larger scale than the ZZ Joint Venture plant.

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

Tianwo-SES Joint Venture

The purpose of the Tianwo-SES Joint Venture is to establish our gasification technology as the leading gasification technology in the Tianwo-SES Joint Venture territory (which is China, Indonesia, the Philippines, Vietnam, Mongolia and Malaysia) by becoming a leading provider of proprietary equipment for the technology. The scope of the Tianwo-SES Joint Venture is to market and license our gasification technology via project sublicenses; procurement and sale of proprietary equipment and services; coal testing; and engineering, procurement and research and development related to the technology. In addition, we believe our Tianwo-SES Joint Venture will also help build new partnerships within market segments such as DRI steel, power, transportation fuels and for longer term value creation, larger scale SNG projects utilizing low rank coal resources and biomass, and accelerate the commercialization of our technology on a global basis enabling us to reduce the capital requirements to achieve this acceleration. We own a 35% interest in the Tianwo-SES Joint Venture. More detail is available under “- Current Operations and Projects – Tianwo-SES Joint Venture”. Key elements of our business strategy for the Tianwo-SES Joint Venture are:

a)	Achieve initial orders for new project license and equipment supply.

b)	Secure first customers for our higher pressure 40 bar (580 pounds per square inch) gasification platform, with a focus on brown field projects which could move quickly to install and operate the 40 bar system.

c)	Expand the scope of supply of the Tianwo-SES joint venture to grow from licenses and proprietary equipment supply into supply of non-proprietary process equipment into Tianwo-SES projects.

d)	Expand the Tianwo-SES engineering and construction capability together with STT (as defined under “Current Operations and Projects - Tianwo-SES Joint Venture) to provide fully constructed fixed priced gasification systems in the territory.

e)	Endeavor to form collaborations and partnerships in market segments with known leaders in those markets to help advance our technology, such as our exclusive three party agreement with Dengfeng Power and the Tianwo-SES Joint Venture to complete a series of engineering and evaluation steps for a planned 160 MW power generation plant.

f)	Build implementation capability with Tianwo-SES to supply high quality, low cost equipment into our global projects outside the territory.

Partnering with proven project development companies.

We believe that compatible and strategic partners will help us grow and accelerate deployment of our technology, engineering, equipment and services into global projects much faster and with better overall market penetration capability and value generation than if we were to continue on our own. As a result, we are actively seeking such a partner to acquire an equity stake in our technology subsidiary, as well as an equity state in the parent company. We intend to complete this undertaking within the next two to three quarters, although there are no assurances that we will be successful. Potential partners with existing businesses and vested interest in the growth of the global energy and chemicals projects who also has financial strength, a strong global sales force and demonstrated experience in process or power industry engineering and technology deployment are target candidates for this cooperation with us.

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

Results of Operations

Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

Revenue. Total revenue was $3.4 million for the three months ended September 30, 2015 compared with $4.2 million for the three months ended September 30, 2014.

Our ZZ Joint Venture sold 11,120 tonnes of methanol and generated approximately $3.1 million of revenue during the three months ended September 30, 2015, compared with 12,849 tonnes of methanol sold and approximately $4.2 million of revenue during the three months ended September 30, 2014. The decrease in revenue was primarily due to lower methanol production for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014.

Technology licensing and related services revenue was $0.2 million for the three months ended September 30, 2015, which resulted from engineering feasibility studies and coal testing services for two customers. There was no technology licensing and related services revenue for the three months ended September 30, 2014.

Related party consulting revenue was $77,000 for the three months ended September 30, 2015, which resulted from technical consulting and engineering services provided to our Tianwo-SES Joint Venture. There was no related party consulting revenue for the three months ended September 30, 2014.

Costs of sales and plant operating expenses. Costs of sales and plant operating expenses decreased to $4.0 million for the three months ended September 30, 2015, compared to $5.8 million for the three months ended September 30, 2014. The decrease was primarily due to lower methanol production for the period.

General and administrative expenses. General and administrative expenses increased by $0.4 million to $2.5 million for the three months ended September 30, 2015, compared to $2.1 million for the three months ended September 30, 2014. The increase was due primarily to the loss of approximately $0.3 million incurred to write down our ZZ Joint Venture’s inventory to the current fair market value, which resulted from the decline of methanol price in the China market.

Stock-based compensation expense. Stock-based compensation expense increased by $0.8 million to $1.1 million for the three months ended September 30, 2015, compared to $0.3 million for the three months ended September 30, 2014. This increase is due primarily to the modification and replacement of warrants in July 2015.

Depreciation and amortization. Depreciation and amortization expense decreased by $0.4 million to $0.2 million for the three months ended September 30, 2015, compared with $0.6 million for the three months ended September 30, 2014 and was primarily related to the depreciation of our ZZ Joint Venture facility. The decrease was due primarily to the lower carrying value of our ZZ Joint Venture facility due to the impairment which was recognized in the quarter ended December 31, 2014.

Foreign currency loss. Foreign currency loss was $0.2 million for the three months ended September 30, 2015 compared with a loss of $9,000 for the three months ended September 30, 2014. The $0.2 million foreign currency loss for three months ended September 30, 2015 primarily resulted from the 4% depreciation of the yuan relative to the U.S. dollar from June to September 2015.

Interest expense. Interest expense was $74,000 for the three months ended September 30, 2015, compared to $64,000 for the three months ended September 30, 2014. Our interest expense for the three months ended September 30, 2015 related to the ZZ Working Capital Loan with ZZ Bank. The increase was due to higher levels of debt during the 3 months ended September 30, 2015.

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

As of September 30, 2015, we had $21.5 million in cash and cash equivalents and $9.1 million of working capital available to us. During the three months ended September 30, 2015, we used $1.9 million in cash for operating activities compared to $1.7 million for the three months ended September 30, 2014. We used $9,000 in cash for investing activities for the three months ended September 30, 2015 compared with $0.1 million for capital expenditures related to the ZZ Cooperation Agreement for the three months ended September 2014. For the three months ended September 30, 2015, we received $1.3 million from financing activities, primarily related to the gross proceeds of $1 million from the exercise of a warrant holder and $0.3 million from the exercise of stock options.

As of September 30, 2015, the majority of our revenues was derived from the sale of methanol in China. Since we are no longer making methanol at our ZZ Joint Venture Facility, we will no longer be generating revenue from methanol production until we finish repurposing the facility. Yima continues to recognize revenues from methanol sales.

In August 2015, the Yima Joint Ventures shut down plant operation due to a lack of coal supply from Yima Coal Industrial Group, which has been encountering a reduction in coal production and coal quality issues. Henan Energy and Chemical Industry Group (“Henan”), is considering steps with the Yima Joint Venture management to resolve this situation. Due to the current overall weakness in commodities pricing in general, the methanol price across China has been unusually low, and as long as this low methanol pricing environment persists there is not a strong economic rationale to resolve the coal pricing issue and restart the project, which could adversely affect liquidity at the Yima Joint Ventures.

We currently plan to use our available cash for (i) commercializing our technology and securing orders and associated tasks with developing our business with a prime focus on the markets of syngas for direct replacement of natural gas, syngas for producing substitute natural gas and power; (ii) securing new partners for our technology business; (iii) technology product advancement for power applications and industrial syngas (iv) general and administrative expenses; and (vi) working capital and other general corporate purposes. We intend for the ZZ Joint Venture to sustain itself through its own earnings, funds contributed by Rui Feng and other funding sources, and we are not intending to make additional contributions to the ZZ Joint Venture. Saikong has committed to providing required funding, but we have no assurances that they will honor that commitment. If the ZZ Joint Venture does not have adequate funds to repay the ZZ Working Capital Loan and the ZZ Line of Credit Agreement, and we or Saikong do not make additional capital contributions or loans, the loan will be in default and ZZ Bank will be able to exercise any and all remedies available under the law or the agreements, including the risk of ZZ Bank taking control of the ZZ Joint Venture facility and the forfeiture of our $1.6 million restricted certificate of deposit.

Working Capital Loan Agreement with Zaozhuang Bank Co., Ltd

On October 2, 2014, the ZZ Joint Venture entered into a working capital loan agreement (the “ZZ Working Capital Loan”) with Zaozhuang Bank Co., Ltd. (“ZZ Bank”), and received approximately $3.3 million of loan proceeds, with a maturity of September 23, 2015. On September 22, 2015, we refinanced the ZZ Working Capital Loan for an eleven month period.

Key terms of the refinanced Working Capital Loan are as follows:

•	Loan matures on August 22, 2016;

•	Interest is payable monthly at an annual rate of 10%;

•	Xuecheng Energy is the guarantor of the loan;

•	Certain assets of the ZZ Joint Venture, including land use rights and the administration building, are pledged as collateral for the loan; and

•	Subject to customary events of default which, should one or more of them occur and be continuing, would permit ZZ Bank to declare all amounts owing under the agreement to be due and payable immediately. Such events of default include, but are not limited to, degradation of profit-making capacity, operating capacity and cash flow capacity.

Line of Credit (Deposit Secured Loan) with Zaozhuang Bank Co., Ltd

On October 8, 2014, the ZZ Joint Venture entered a Line of Credit Agreement with the ZZ Bank, and received a line of credit of approximately $2.5 million. On October 9, 2014, the ZZ Joint Venture entered into an additional Line of Credit Agreement with ZZ Bank and received a line of credit of approximately $0.8 million (collectively, the “ZZ Line of Credit Agreement”). In April 2015, we repaid the ZZ Line of Credit Agreement and renewed the agreement for $3.3 million under the same terms for an additional six months. Through November 13, 2015, the Company has paid $2.4 million on the outstanding balance. The Company has additional payments of $0.3 million and $0.6 million due on November 14, 2015 and November 20, 2015, respectively. The Company is currently working with the ZZ Bank to renew the Line of Credit Agreement.

Key terms of the two lines of credit are as follows:

•	The ZZ Joint Venture is required to deposit 50% of the total face amount, or approximately $1.6 million, to the ZZ Bank for the line of credit as a security deposit;

•	Term of the lines of credit is six months, remaining payments of $0.3 million and $0.6 million due on November 14, 2015 and November 20, 2015, respectively;

•	Service fee is 0.05% of the face amount for each renewal.

•	Xuecheng Energy is the guarantor of each line of credit;

•	Certain assets of the ZZ Joint Venture, including land use rights and the administration building, are pledged as collateral for the lines of credit; and

•	Subject to customary events of default which, should one or more of them occur and be continuing, would permit ZZ Bank to declare all amounts owing under the agreements to be due and payable immediately. Such events of default include, but are not limited to, degradation of profit-making capacity, operating capacity and cash flow capacity.

Xuecheng Energy’s combined guarantee for both the ZZ Working Capital Loan and the ZZ Line of Credit Agreement is limited to approximately $3.3 million . We do not guarantee either of the facilities.

Current Operations and Projects

Zao Zhuang Joint Venture

Joint Venture Agreement

On July 6, 2006, we entered into a cooperative joint venture contract with Shandong Hai Hua Coal & Chemical Company Ltd., or Hai Hua, which established Synthesis Energy Systems (Zao Zhuang) New Gas Company Ltd., or the ZZ Joint Venture, a joint venture company that has the primary purposes of (i) developing, constructing and operating a syngas production plant utilizing the U-GAS® technology in Zao Zhuang City, Shandong Province, China and (ii) producing and selling syngas and the various byproducts of the plant. In August 2012, Hai Hua’s name was changed to Shandong Weijiao Group Xuecheng Energy Company Ltd., or Xuecheng Energy, after a change in control transaction. We initially owned 97.6% of the ZZ Joint Venture and Xuecheng Energy owns the remaining 2.4%. We consolidate the results of the ZZ Joint Venture in our consolidated financial statements.

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

Effective June 26, 2015, we entered into a Share Purchase and Investment Agreement with Rui Feng Enterprises Limited, or Rui Feng, whereby Rui Feng will acquire a controlling interest in Synthesis Energy Systems Investments Inc., or SESI, one of our subsidiaries which owns the ZZ Joint Venture.  Under the terms of the agreement, we will sell an approximately 61% equity interest to Rui Feng in exchange for $10 million.  This amount shall be paid in four installments through December 2016, with the first installment of approximately $1.6 million being paid on June 26, 2015. Since we retain control of SESI, the proceeds received from the first installment are accounted for as an equity transaction with no gain or loss recognized. We have allocated the proceeds received between additional paid in capital and non-controlling interest based on the interest acquired by Rui Feng and the carrying value of our investment in SESI. Rui Feng shall receive equity in the subsidiary proportionate to its installment payments.  After the four installment payments have been made, if Rui Feng invests an additional amount of 40 million yuan equivalent in U.S. dollars for the construction of an expansion to the ZZ Joint Venture, Rui Feng will receive an additional 14% equity interest in SESI for a total of 75%. Once Rui Feng acquires a controlling interest in the subsidiary, we will deconsolidate our investment in the subsidiary which holds our investment in the ZZ Joint Venture. Additionally, in connection with the transaction, Saikong, an affiliate of Rui Feng, will assume all profits and losses from the ZZ Joint Venture during the expansion of the facility, and Rui Feng will receive 90% of the profits and losses for the first three years of operations after the completion of the expansion.

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

In connection with entering into the share purchase agreement, ZZ Joint Venture, we and Rui Feng also entered into a separate Operation and Management Agreement, or the OMA, with Shandong Saikong Automation Equipment Co. Ltd., or Saikong, an affiliate of Rui Feng, to achieve our strategic aim of repurposing and expanding the ZZ Joint Venture. Under the terms of the OMA, our two existing gasification systems will be refurbished and prepared for full capacity operation and the syngas will be used for the production of 100,000 tons per year of acetic acid, as well as a secondary product of propionic acid. The expansion is expected to be completed within 24 months. In addition, the ZZ Joint Venture plant will continue to generate methanol from Xuecheng Energy's coke oven gas under the terms of the existing ZZ Cooperation Agreement.

Current ZZ Operating Description and Capability

In late October 2015, Xeucheng Energy permanently shut down one of its two operating coke oven units. The ZZ Joint Venture requires both coke oven units to produce an adequate supply to operate the ZZ Joint Venture methanol unit. This shutdown prevents Xeucheng Energy from fulfilling its obligations under the ZZ Cooperation Agreement, and therefore we ended the methanol production operation related to the ZZ Cooperation Agreement. We intend to negotiate a permanent solution to the outstanding issues related to the ZZ Cooperation Agreement, including all payables related to the methanol operations and the early shut down of the coke oven facilities. The ZZ Joint Venture is continuing to develop alternatives for products from the facility with Saikong. Under the terms of the OMA entered into June 2015 with Saikong, the two existing SES gasification systems will be refurbished and prepared for full capacity operation and the syngas will be used for the production of 100,000 tons per year of acetic acid, as well as a secondary product of propionic acid. Once financing and government approvals are received, the expansion is expected to complete within approximately two years. The ZZ Joint Venture has not yet received governmental approvals for the production of acetic acid and propionic acid, as the approval process is taking longer than anticipated due to the recent chemical facility accident in Tianjin, China and other chemical facility accidents in the Shandong province.

The ZZ Joint Venture is currently not paying all of its vendor payables, which is a breach of contract under the ZZ Cooperation Agreement. In addition, there are payments due under the ZZ Line of Credit Agreement of $0.3 million and $0.6 million due on November 14, 2015 and November 20, 2015, respectively, and payments due under the refinanced ZZ Working Capital Loan on August 22, 2016 of $3.1 million. Although we intend for the ZZ Joint Venture to sustain itself through its own earnings, funds contributed by Rui Feng and other funding sources, we do not intend make additional contributions to the ZZ Joint Venture. Saikong has committed to providing required funding, but we have no assurances that they will honor that commitment. If the ZZ Joint Venture does not have adequate funds to repay the ZZ Working Capital Loan and the ZZ Line of Credit Agreement, and we or Saikong do not make additional capital contributions or loans, the loan will be in default and ZZ Bank will be able to exercise any and all remedies available under the law or the agreements, including the risk of ZZ Bank taking control of the ZZ Joint Venture facility and the forfeiture of our $1.6 million restricted certificate of deposit. Our net assets related to the ZZ Joint Venture facility as of September 30, 2015 were approximately $65,000.

Impairment

During the latter part of 2014, there was a significant decline in methanol prices in China. By December 31, 2014, methanol prices were below 1,900 yuan per metric ton, which was a level not seen since November 2009. This significant decline in methanol prices generally corresponded to the significant decline in global oil prices for the same quarter.

Due to this significant shift in the market for methanol, we were required to evaluate the ongoing value of the ZZ Joint Venture facility and, based on this evaluation, we determined that the ZZ Joint Venture asset value was no longer entirely recoverable as of December 31, 2014. Because of this, we recognized an impairment expense of $20.9 million, reducing the value of the ZZ Joint Venture facility to its estimated fair value of $11 million as of December 31, 2014. Fair value was based on expected future cash flows. At September 30, 2015 and taking into account the Rui Feng transaction, there were no indications of further impairment for our ZZ Joint Venture facility. However, the ability to effectively repurpose the facility as contemplated under the agreement with Rui Feng could impact the carrying value and result in additional impairment charges in the future for the ZZ Joint Venture facility.

We continue to monitor our Yima Joint Venture plant for impairment. At September 30, 2015, there are no further indicators of triggering events or circumstances that indicate a potential impairment for Yima Joint Venture plant. However, changes in market conditions may decrease operating margins and any further reductions in methanol prices, as well as changes in assumptions used to determine fair value, could result in impairment charges in the future for the Yima Joint Venture.

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

The Yima Joint Venture initiated an outage in April 2015 that was intended to allow the plant to make broad and miscellaneous improvements to many areas of the entire methanol producing facility which had not previously been completed or properly installed. Many of these improvements were punch-list items left over from construction, along with improvements which have been learned from operating the plant. Additionally, it was identified during this time that the Yima Joint Venture had not installed all of the required units related to removal of sulfur compounds from syngas. These sulfur removal systems have now been designed and installation is underway at the facility. The Yima JV has reported its objective to complete the installation near Chinese New Year of 2016.

In August 2015, the Yima Joint Ventures shut down plant operation due to a lack of coal supply from Yima Coal Industrial Group, which has been encountering a reduction in coal production and coal quality issues. Henan Energy and Chemical Industry Group (“Henan”), is considering steps with the Yima Joint Venture management to resolve this situation. Due to the current overall weakness in commodities pricing in general, the methanol price across China has been unusually low, and as long as this low methanol pricing environment persists there is not a strong economic rationale to resolve the coal pricing issue and restart the project, which could adversely affect liquidity at the Yima Joint Ventures. In addition, the permits for methanol production have been under review and the local government is requiring the Yima Joint Ventures make preparations to produce methanol protein, which was the primary product planned when the permits were secured.

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

TSEC Joint Venture

On February 14, 2014, SES Asia Technologies Limited, one of our wholly owned subsidiaries, entered into a Joint Venture Contract (the “JV Contract”) with Zhangjiagang Chemical Machinery Co., Ltd., which subsequently changed its name to Suzhou Thvow Technology Co. Ltd. (“STT”), to form Jiangsu Tianwo-SES Clean Energy Technologies Limited (the “Tianwo-SES Joint Venture”). The purpose of the Tianwo-SES Joint Venture is to establish our gasification technology as the leading gasification technology in the Tianwo-SES Joint Venture territory (which is initially China, Indonesia, the Philippines, Vietnam, Mongolia and Malaysia) by becoming a leading provider of proprietary equipment for the technology. The scope of the Tianwo-SES Joint Venture is to market and license our gasification technology via project sublicenses; procurement and sale of proprietary equipment and services; coal testing; and engineering, procurement and research and development related to the technology. STT contributed 53.8 million yuan in April 2014 and is required to contribute an additional 46.2 million yuan within two years of contract execution for a total contribution of 100 million yuan (approximately $16 million) in cash to the Tianwo-SES Joint Venture, and owns 65% of the Tianwo-SES Joint Venture, and we have contributed an exclusive license to use of our technology in the Tianwo-SES Joint Venture territory pursuant to the terms of a Technology Usage and Contribution Agreement entered into among the Tianwo-SES Joint Venture, STT and us (the “TUCA”) on the same date, and own 35% of the Tianwo-SES Joint Venture. Under the JV Contract, neither party may transfer their interests in the Tianwo-SES Joint Venture without first offering such interests to the other party. Notwithstanding this, we have the right until 30 days after the first project sublicense is entered into by the Tianwo-SES Joint Venture to transfer 5% of its interest to a financial investor. If we elect not to transfer such 5% interest during that period, STT has the option to purchase such interest from us for 10 million yuan (approximately $1.6 million).

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

We are required to make an annual payment of $500,000 to GTI for each year of the term, with such annual payment due by the last day of January of the following year; provided, however, that we are entitled to deduct all royalties paid to GTI in a given year under the GTI Agreement from this amount, and if such royalties exceed the annual payment amount in a given year, we are not required to make the annual payment. We must also provide GTI with a copy of each contract that we enter into relating to a U-GAS® system and report to GTI with our progress on development of the technology every six months.

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

Outlook

Our strategies are focused on commercializing our technology via the two primary pathways of (1) providing our technology license and equipment package and (2) securing interests or selective investments in attractive projects that use our technology. We intend to strengthen our capability through formation of strategic partnerships, and we also intend to execute our role as a joint venture partner with Rui Feng at the ZZ Joint Venture in order to complete the restructuring of our ZZ Joint Venture facility’s production of acetic acid and propionic acid. In addition, we intend to remain focused on improving operations at the Yima Joint Venture, developing our Tianwo-SES Joint Venture, sourcing suitable partners for our other business verticals and advancing and improving our gasification technology, such as through our new XL3000 gasification system. Our business is to create value by supplying our technology, equipment and services into global projects where lower cost low quality coals, coal wastes, municipal wastes, agricultural biomass, and other biomass feedstocks can be profitably converted through our proprietary gasification technology into clean synthesis gas, or syngas (a mixture of primarily hydrogen, carbon monoxide, and methane), which is then used to produce a variety of high value energy, power, and chemical products.

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

During our fiscal 2015, there was a significant decline in methanol prices in China which caused an operating loss from our methanol production at the ZZ Joint Venture plant. Methanol prices for the fiscal year averaged approximately 2,180 yuan per metric ton, which was a level not seen since November 2009. This significant decline in methanol prices generally corresponded to the significant decline in global oil prices for the same quarter and a slowing in the Chinese economy which persists today. Due to this significant shift in the market for methanol, we were required to evaluate the ongoing value of the ZZ Joint Venture facility and, based on this evaluation, we determined that the ZZ Joint Venture asset value is no longer entirely recoverable as of December 31, 2014. Because of this, we recognized an impairment expense of $20.9 million, reducing the value of the facility to its fair value of $11 million as of December 31, 2014. At September 30, 2015, there were no indications of further impairment. Although further changes in market conditions for methanol in China may decrease operating margins, any further reduction in methanol prices, as well as changes in assumptions used to test for recoverability and to determine fair value, could result in additional impairment charges in the future for the ZZ Joint Venture facility. In addition, through our transaction with Rui Feng, our two existing SES gasification systems at the ZZ Joint Venture facility will be refurbished and prepared for full capacity operation and the syngas will be used for the production of 100,000 metric tons per year of acetic acid, as well as a secondary product of propionic acid. We anticipate that, subsequent to achieving suitable financing and government approvals, the project will be ready for startup within approximately two years.

We intend for the ZZ Joint Venture to sustain itself through its own earnings, funds contributed by Rui Feng and other funding sources, and we are not intending to make additional contributions to the ZZ Joint Venture. Saikong has committed to providing required funding, but we have no assurances that they will honor that commitment. If the ZZ Joint Venture does not have adequate funds to repay the refinanced ZZ Working Capital Loan and the ZZ Line of Credit Agreement, and we or Saikong do not make additional capital contributions or loans, the loan will be in default and ZZ Bank will be able to exercise any and all remedies available under the law or the agreements, including the risk of ZZ Bank taking control of the ZZ Joint Venture facility and the forfeiture of our $1.6 million restricted certificate of deposit. In October 2015, Xeucheng Energy permanently shut down one of its two operating coke oven units. The ZZ Joint Venture requires both coke oven units to produce an adequate supply to operate the ZZ Joint Venture methanol unit. The Company therefore ended the methanol production operation related to the ZZ Cooperation Agreement at that time. The Company intends to negotiate a permanent solution to the outstanding issues related to the ZZ Cooperation Agreement, including all payables related to the methanol operations and the early shut down of the coke oven facilities. Due to the methanol unit being shut down, we do not expect to have future revenue from methanol sales.

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

As of September 30, 2015, the majority of our revenues was derived from the sale of methanol in China. Since we are no longer making methanol at our ZZ Joint Venture Facility, we will no longer be generating revenue from methanol production until we finish repurposing the facility. Yima continues to recognize revenues from methanol sales. We do not have long term offtake agreements for these sales, so revenues fluctuate based on local market spot prices, which have been under significant pressure, and we are unsure of how much longer this will continue. Our liquidity and capital resources will be materially adversely affected if markets remain under pressure, and we are unable to obtain satisfactory prices for these commodities or if prospective buyers do not purchase these commodities.

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

Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2015. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2015.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2015 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

We will require substantial additional funding, and our failure to raise additional capital necessary to support and expand our operations could reduce our ability to compete and could harm our business.

As of September 30, 2015, we had $21.5 million in cash and cash equivalents. We currently plan to use our available cash for (i) commercializing our technology and securing orders and associated tasks with developing our business with a prime focus on the markets of syngas for direct replacement of natural gas, syngas for producing substitute natural gas and power; (ii) securing new partners for our technology business; (iii) technology product advancement for power applications and industrial syngas; (iv) general and administrative expenses; and (vi) working capital and other general corporate purposes. We intend for the ZZ Joint Venture to sustain itself through its own earnings, funds contributed by Rui Feng and other funding sources, and we are not intending to make additional contributions to the ZZ Joint Venture. Saikong has committed to providing required funding, but we have no assurances that they will honor that commitment. If the ZZ Joint Venture does not have adequate funds to repay the ZZ refinanced Working Capital Loan and the ZZ Line of Credit Agreement, and we or Saikong do not make additional capital contributions or loans, the loan will be in default and ZZ Bank will be able to exercise any and all remedies available under the law or the agreements, including the risk of ZZ Bank taking control of the ZZ Joint Venture facility and the forfeiture of our $1.6 million restricted certificate of deposit. If the ZZ Joint Venture does not have the funds for, or if Rui Feng does not continue funding, the expansion and repurposing of the facility, we will need to find alternative funding, which would likely result in funding delays. The actual allocation and timing of these expenditures will be dependent on various factors, including changes in our strategic relationships, commodity prices and industry conditions, and other factors that we cannot currently predict. In particular, any future decrease in economic activity in China or in other regions of the world in which we may in the future do business could significantly and adversely affect our results of operations and financial condition. Operating cash flows from our joint venture operating projects can be positively or negatively impacted by changes in coal and methanol prices. These are commodities where market pricing is often volatile in nature.

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

As of September 30, 2015, the majority of our revenues for our ZZ Joint Venture Facility and Yima historically have been derived from the sale of methanol in China. Since we are no longer making methanol at our ZZ Joint Venture Facility, we will no longer be generating revenue from methanol production until we finish repurposing the facility. Yima continues to recognize revenues from methanol sales. We do not have long term offtake agreements for these sales, so revenues fluctuate based on local market spot prices, which have been under significant pressure, and we are unsure of how much longer this will continue. Our liquidity is also negatively affected if the ZZ Joint Venture plant does not operate due to the reduced methanol pricing or, as is currently the case, the plant is shut down and will therefore have no revenues from methanol sales. Although we are considering various options for these gasifiers due to the pricing of methanol, including repurposing by moving them to a new location, there can be no assurances that we will be able to generate more than limited revenues until methanol prices recover. Our revenues, liquidity and capital resources will be materially adversely affected if markets remain under pressure, and we are unable to obtain satisfactory prices for these commodities or if prospective buyers do not purchase these commodities.

We may be subject to future impairment losses due to potential declines in the fair value of our assets .

During the three months ended December 31, 2014, there was a significant decline in methanol prices in the China commodity market, which put significant pressure on our ZZ Joint Venture plant methanol production margins. As a result, we evaluated both operating assets for potential impairment as of December 31, 2014. Based on this evaluation, we determined that the $32 million carrying value of the ZZ Joint Venture facility was no longer entirely recoverable. Due to this impairment, we wrote down the value of the facility to its estimated fair value of $11 million and recognized an impairment expense of $20.9 million as of December 31, 2014. At September 30, 2015, there were no indications of further impairment. However, as described elsewhere in this report, the facility is currently shut down due to our joint venture partner shutting down one of its coke oven gas units. While we have determined that no impairment was required at September 30, 2015, there can be no assurance that future impairments may be required if payments under OMA are not received, and if we are unable to complete the repurposing and expansion of the facility.

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

We have developed two projects in China, the ZZ Joint Venture and the Yima Joint Ventures, and also have our Tianwo-SES Joint Venture. In addition, as part of our business strategy, we plan to enter into other joint ventures or similar transactions, including as part of our business verticals for power, steel and renewables, some of which may be material. These transactions typically involve a number of risks and present financial, managerial and operational challenges, including the existence of unknown potential disputes, liabilities or contingencies that arise after entering into the joint venture related to the counterparties to such joint ventures, with whom we share control. We could experience financial or other setbacks if transactions encounter unanticipated problems due to challenges, including problems related to execution or integration. For example, the ZZ Joint Venture facility is currently shut down due to Xuecheng Energy shutting down a one its coke oven units. In some cases, our joint venture partner has a contractual commitment to provide funding to the joint venture, although we do not have assurances that they will satisfy such obligations. We can give no assurances that Rui Feng will continue to make payments under the agreement to acquire our interests or to make payments to fund the repurposing and expansion of the ZZ Joint Venture facility. Continued economic uncertainty in China could also cause delays or make financing of operations more difficult. Any of these risks could reduce our revenues or increase our expenses, which could adversely affect our results of operations and cash flows.

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

Our operating results and cash flows may fluctuate significantly as a result of a variety of factors, many of which are outside our control. Factors that may affect our operating results and cash flows include: (i) the success of the Tianwo-SES, the Yima Joint Ventures and ZZ Joint Ventures; (ii) our ability to obtain new customers and retain existing customers; (iii) the cost of coal and electricity; (iv) the success and acceptance of our technology; (v) our ability to successfully develop our licensing business verticals for power, steel and renewables, as well as execute on our projects; (vi) the ability to obtain financing for our projects; (vii) shortages of equipment, raw materials or feedstock; (viii) approvals by various government agencies; (ix) the reduction or elimination of methanol sales (x) the volatility of local Chinese methanol markets; and (xi) general economic conditions as well as economic conditions specific to the energy industry.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information.

None.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. All statements other than statements of historical fact are forward-looking statements. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected. Among those risks, trends and uncertainties are: the completion of the expansion and repurposing of our ZZ Joint Venture plant to produce acetic acid and propionic acid ; our ability to successfully expand the ZZ joint venture through our partnership with Rui Feng; the ability of our project with Yima Coal Industry (Group) Co., Ltd. to produce earnings and pay dividends; our ability to develop and expand business of the Tianwo-SES Joint Venture (as defined under “Current Operations and Projects – Tianwo-SES Joint Venture”) in the joint venture territory; our ability to successfully partner our technology business; our ability to develop our power business unit and marketing arrangement with GE and our other business verticals, including DRI steel, through our marketing arrangement with Midrex Technologies, and renewables; our ability to successfully develop our licensing business; events or circumstances which result in an impairment of assets, including, but not limited to, at our ZZ Joint Venture; our ability to reduce operating costs; our ability to make distributions and repatriate earnings from our Chinese operations; our limited history, and viability of our technology; commodity prices, including in particular methanol, and the availability and terms of financing; our ability to obtain the necessary approvals and permits for future projects; our ability to raise additional capital, if any, and our ability to estimate the sufficiency of existing capital resources; the sufficiency of internal controls and procedures; and our results of operations in countries outside of the U.S., where we are continuing to pursue and develop projects. Although we believe that in making such forward-looking statements our expectations are based upon reasonable assumptions, such statements may be influenced by factors that could cause actual outcomes and results to be materially different from those projected by us. We cannot assure you that the assumptions upon which these statements are based will prove to have been correct.

When used in this Form 10-Q, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons, including those discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2015, as well as in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Form 10-Q.

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

Item 6. Exhibits

Number	Description of Exhibits
10.1	Working Capital Loan Contract between Zaozhuang Bank and Synthesis Energy Systems (Zaozhuang) New Gas Co., Ltd. dated September 22, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 28, 2015).
10.2	Loan Extension Agreement among Zaozhuang Bank Co., Ltd., Synthesis Energy Systems (ZaoZhuang) New Gas Company, Ltd., Shandong Weijiao Group Xuecheng Energy Co., Ltd. and Synthesis Energy Systems (ZaoZhuang) New Gas Company, Ltd. dated September 22, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 28, 2015).
31.1*	Certification of Chief Executive Officer of Synthesis Energy Systems, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer of Synthesis Energy Systems, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer of Synthesis Energy Systems, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2*	Certification of Chief Financial Officer of Synthesis Energy Systems, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

_____________________________

+	Management contract or compensatory plan or arrangement.

*	Filed herewith.

**	In accordance with Rule 406T of Regulation S-T, the XBRL information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNTHESIS ENERGY SYSTEMS, INC.

Date: November 13, 2015	By:	/s/ Robert Rigdon
Robert Rigdon President and Chief Executive Officer

Date: November 13, 2015	By:	/s/ Roger Ondreko
Roger Ondreko Chief Financial Officer

