Form 10-Q
period 2015-12-31
SYNTHESIS ENERGY SYSTEMS INC
filed 2016-02-12
CIK 1375063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _________ to: _________

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

Yes ☐ No ☒

As of February 10, 2016 there were 86,895,343 shares of the registrant’s common stock, par value $.01 per share, outstanding.

PART I

Item 1. Financial Statements

SYNTHESIS ENERGY SYSTEMS, INC.

Consolidated Balance Sheets

(In thousands, except per share amount)

	December 31, 2015	June 30, 2015
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$18,446	$22,217
Certificate of deposit- restricted	2,310	1,635
Accounts receivable, net	25	—
Accounts receivable-related party, net	2	705
Prepaid expenses and other currents assets	1,307	489
Inventory	1,096	587
Total current assets	23,186	25,633

Property, plant and equipment, net	8,290	10,342
Intangible asset, net	939	939
Investment in joint ventures	34,816	34,815
Other long-term assets	1,912	2,022

Total assets	$69,143	$73,751

LIABILITIES AND EQUITY
Current liabilities:
Accrued expenses and accounts payable	$3,937	$4,348
Accrued expenses and accounts payable- related party	5,726	4,088
Line of credit	3,850	3,271
Short-term bank loan	3,080	3,271

Total current liabilities	16,593	14,978

Commitment and contingencies

Equity:
Preferred stock, $0.01 par value- 20,000 shares authorized – no shares issued and outstanding	—	—
Common stock, $0.01 par value: 200,000 shares authorized: 86,895 and 85,476 shares issued and outstanding, respectively	869	855
Additional paid-in capital	260,200	256,643
Accumulated deficit	(212,374)	(203,866)
Accumulated other comprehensive income	5,276	6,179
Total stockholders’ equity	53,971	59,811
Noncontrolling interests in subsidiaries	(1,421)	(1,038)

Total stockholders’ equity	52,550	58,773

Total liabilities and stockholders’ equity	$69,143	$73,751

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended December 31,
	2015	2014

Revenue:
Product sales and other — related parties	$651	$3,731
Technology licensing and related services	167	151
Total revenue	818	3,882

Costs and Expenses:
Costs of sales and plant operating expenses	1,045	5,261
General and administrative expenses	2,264	2,299
Stock-based compensation expense	1,160	949
Depreciation and amortization	215	572
Impairment of long-lived assets	—	20,914

Total costs and expenses	4,684	29,995

Operating loss	(3,866)	(26,113)

Non-operating (income) expense:
Foreign currency (gain) loss, net	88	(36)
Interest income	(14)	(10)
Interest expense	144	74

Net loss	(4,084)	(26,141)

Less: Net loss attributable to noncontrolling interests	(158)	(548)

Net loss attributable to stockholders	$(3,926)	$(25,593)

Net loss per share:
Basic and diluted	$(0.05)	(0.35)

Weighted average common shares outstanding:
Basic and diluted	86,891	73,224

See accompanying notes to the consolidated financial statements

SYNTHESIS ENERGY SYSTEMS, INC.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Six Months Ended December 31,
	2015	2014

Revenue:
Product sales and other — related parties	$3,726	$7,945
Technology licensing and related services	491	151

Total revenue	4,217	8,096

Costs and Expenses:
Costs of sales and plant operating expenses	5,083	11,042
General and administrative expenses	4,745	4,368
Stock-based compensation expense	2,291	1,234
Depreciation and amortization	440	1,145
Impairment of long-lived assets	—	20,914

Total costs and expenses	12,559	38,703

Operating loss	(8,342)	(30,607)

Non-operating (income) expense:
Foreign currency (gain) loss, net	334	(27)
Interest income	(35)	(20)
Interest expense	219	138

Net loss	(8,860)	(30,698)

Less: Net loss attributable to noncontrolling interests	(352)	(589)

Net loss attributable to stockholders	$(8,508)	$(30,109)

Net loss per share:
Basic and diluted	$(0.10)	$(0.41)

Weighted average common shares outstanding:
Basic and diluted	86,619	73,211

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.

Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Net loss, as reported	$(4,084)	$(26,141)	$(8,860)	$(30,698)
Currency translation adjustment	(314)	111	(934)	111
Comprehensive loss	(4,398)	(26,030)	(9,794)	(30,587)
Less comprehensive loss attributable to noncontrolling interests	(172)	(545)	(383)	(586)
Comprehensive loss attributable to the Company	$(4,226)	$(25,485)	$(9,411)	$(30,001)

See accompanying notes to the consolidated financial statements

SYNTHESIS ENERGY SYSTEMS, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended December 31,
	2015	2014

Cash flows from operating activities:
Net loss	$(8,860)	$(30,698)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,291	1,234
Depreciation of property, plant and equipment	328	1,029
Amortization of intangible and other assets	112	116
Impairment of long-lived assets	—	20,914
Foreign currency (gain) loss	334	(27)
Changes in operating assets and liabilities:
Accounts receivable	659	15
Prepaid expenses and other current assets	(860)	(599)
Inventory	(552)	312
Other long-term assets	(55)	(213)
Accrued expenses and payables	1,677	780
Net cash used in operating activities	(4,926)	(7,137)

Cash flows from investing activities:
Certificate of deposit- restricted	(771)	(1,627)
Capital expenditures	(15)	(253)
Equity investment in joint ventures	(1)	—
Net cash used in investing activities	(787)	(1,880)

Cash flows from financing activities:
Payments on short-term bank loan	—	(3,251)
Proceeds from short-term bank loan	—	3,254
Payments on revolving line of credit	(3,143)	—
Proceeds from revolving line of credit	3,913	3,254
Proceeds from exercise of stock options, net	280	55
Proceeds from issuance of common stock, net	1,000	—
Net cash provided by financing activities	2,050	3,312

Net decrease in cash	(3,663)	(5,705)

Cash and cash equivalents, beginning of period	22,217	19,407
Effect of exchange rates on cash	(108)	26
Cash and cash equivalents, end of period	$18,446	$13,728

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.

Consolidated Statement of Equity

(In thousands)

(Unaudited)

	Common Stock			Deficit Accumulated During the	Accumulated Other	Non-
	Shares	Common Stock	Additional Paid-in Capital	Development Stage	Comprehensive Income	controlling Interest	Total
Balance at June 30, 2015	85,476	$855	$256,643	$(203,866)	$6,179	$(1,038)	$58,773
Net loss	—	—	—	(8,508)	—	(352)	(8,860)
Currency translation adjustment	—	—	—	—	(903)	(31)	(934)
Net proceeds from issuance of common stock	1,000	10	990	—	—	—	1,000
Exercise of stock options	372	4	276	—	—	—	280
Stock-based compensation expense	47	—	2,291	—	—	—	2,291
Balance at December 31, 2015	86,895	$869	$260,200	$(212,374)	$5,276	$(1,421)	$52,550

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

(b) Basis of presentation and principles of consolidation

The consolidated financial statements for the periods presented are unaudited. Operating results for the three and six month periods ended December 31, 2015 are not necessarily indicative of results to be expected for the fiscal year ending June 30, 2016.

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

(c) Accounting for Variable Interest Entities (“VIEs”) and Financial Statement Consolidation Criteria

The joint ventures which the Company enters into may be considered VIEs. The Company consolidates all VIEs where it is the primary beneficiary. This determination is made at the inception of the Company’s involvement with the VIE and is continuously assessed. The Company considers qualitative factors and forms a conclusion that the Company, or another interest holder, has a controlling financial interest in the VIE and, if so, whether it is the primary beneficiary. In order to determine the primary beneficiary, the Company considers who has the power to direct activities of the VIE that most significantly impacts the VIE’s performance and has an obligation to absorb losses from or the right to receive benefits of the VIE that could be significant to the VIE. The Company does not consolidate VIEs where it is not the primary beneficiary. The Company accounts for these unconsolidated VIEs using either the equity method of accounting or the cost method of accounting and includes its net investment on its consolidated balance sheets. Under the equity method, the Company’s equity interest in the net income or loss from its unconsolidated VIEs is recorded in non-operating (income) expense on a net basis in its consolidated statements of operations. Equity investments in which the Company exercises significant influence but does not have control and is not the primary beneficiary are accounted for using the equity method. In the event of a change in ownership, any gain or loss resulting from an investee share issuance is recorded in earnings. Investments in which the Company is not able to exercise significant influence over the investee are accounted for under the cost method. Controlling interest is determined by majority ownership interest and the ability to unilaterally direct or cause the direction of management and policies of an entity after considering any third-party participatory rights.

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

The following tables provide additional information on the ZZ Joint Venture’s assets and liabilities as of December 31, 2015 and June 30, 2015 which are consolidated within the Company’s consolidated balance sheets (in thousands):

	December 31, 2015
	Consolidated	ZZ Joint Venture (1)	%(2)

Current assets	$23,186	$3,738	16%
Long-term assets	45,957	9,502	21%
Total assets	$69,143	$13,240	19%

Current liabilities	$16,593	$14,503	87%
Equity (Deficit)	52,550	(1,263)	(2)%
Total liabilities and equity	$69,143	$13,240	19%

	June 30, 2015
	Consolidated	ZZ Joint Venture (1)	%(2)

Current assets	$25,633	$3,201	12%
Long-term assets	48,118	11,606	24%
Total assets	$73,751	$14,807	20%

Current liabilities	$14,978	$12,423	83%
Equity	58,773	2,384	4%
Total liabilities and equity	$73,751	$14,807	20%

(1)	Amounts reflect information for the ZZ Joint Venture and exclude intercompany items.

(2)	ZZ Joint Venture’s percentage of the amount on the Company’s consolidated balance sheets.

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

The Company’s financial assets and liabilities are classified based on the lowest level of input that is significant for the fair value measurement. The following table summarizes the assets and liabilities of the Company measured at fair value on a recurring basis as of December 31, 2015 and June 30, 2015 (in thousands):

	December 31, 2015
	Level 1		Level 2		Level 3	Total
Assets:
Certificates of Deposit	$—		$50	(1)	$—	$50
Certificates of Deposit- Restricted	—		2,310	(1)	—	2,310
Money Market Funds	16,644	(2)	—		—	16,644

Liabilities:
Line of credit	—		3,850	(3)	—	3,850
Short-term bank loan	—		3,080	(3)	—	3,080

	June 30, 2015
	Level 1		Level 2		Level 3	Total
Assets:
Certificates of Deposit	$—		$50	(1)	$—	$50
Certificates of Deposit- Restricted	—		1,635	(1)	—	1,635
Money Market Funds	18,128	(2)	—		—	18,128

Liabilities:
Line of credit	—		3,271	(3)	—	3,271
Short-term bank loan	—		3,271	(3)	—	3,271

(1)	Amount included in current assets on the Company’s consolidated balance sheets.

(2)	Amount included in cash and cash equivalents on the Company’s consolidated balance sheets.

(3)	Amount included in current liabilities on the Company’s consolidated balance sheets.

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

Note 2 – Joint Ventures

Zao Zhuang Joint Venture

Joint Venture Agreement

On July 6, 2006, the Company entered into a cooperative joint venture contract with Shandong Hai Hua Coal & Chemical Company Ltd., or Hai Hua, which established Synthesis Energy Systems (Zao Zhuang) New Gas Company Ltd., or the ZZ Joint Venture, a joint venture company that has the primary purposes of (i) developing, constructing and operating a syngas production plant utilizing the U-GAS® technology in Zao Zhuang City, Shandong Province, China and (ii) producing and selling syngas and the various byproducts of the plant. In August 2012, Hai Hua’s name was changed to Shandong Weijiao Group Xuecheng Energy Company Ltd., or Xuecheng Energy, after a change in control transaction. The Company initially owned 97.6% of the ZZ Joint Venture and Xuecheng Energy owns the remaining 2.4%. As part of the Rui Feng transaction described below, the Company’s interest in the ZZ Joint Venture will be reduced. The Company consolidates the results of the ZZ Joint Venture in our consolidated financial statements.

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

Rui Feng’s second installment payment was due in December 2015, and this installment payment was not made. It is not certain when or if Rui Feng will make the additional required installment payments under the SPA. If Rui Feng continues to fail to make the required installment payments, the Company would be entitled to terminate the agreement and Rui Feng would lose future rights to acquire additional interest in SESI and additional positions on the board of SESI, as well as seek other remedies against Rui Feng. The Company continues to review alternatives for receiving these payments, as well as alternatives for repurposing the ZZ Joint Venture assets.

In connection with entering into the SPA, the ZZ Joint Venture, SESI and Rui Feng also entered into a separate Operation and Management Agreement (the “OMA”) with Shandong Saikong Automation Equipment Co. Ltd. (“Saikong”), an affiliate of Rui Feng, to achieve our strategic aim of repurposing and expanding ZZ Joint Venture facility. Under the terms of the OMA, it is proposed that the two existing SES gasification systems will be refurbished and prepared for full capacity operation and the syngas will be used for the production of 100,000 tons per year of acetic acid, as well as a secondary product of propionic acid. Governmental approvals for the production of acetic acid and propionic acid have been applied for, and the expansion is expected to be completed within 24 months once financing and governmental approvals are received.

In September 2015, the Company refinanced the ZZ Working Capital Loan (defined below under “-Working Capital Loan Agreement with Zaozhuang Bank Co., Ltd”), in November 2015, the Company refinanced the ZZ Line of Credit Agreement (defined below under “-Line of Credit (Deposit Secured Loan) with Zaozhuang Bank Co, Ltd”). Although the Company intends for the ZZ Joint Venture to sustain itself through its own earnings, funds contributed by Rui Feng and other funding sources, the Company has no intentions on providing additional contributions to the ZZ Joint Venture. Saikong has committed to providing required funding, but the Company has no assurances that they will honor that commitment, and Saikong has not provided any of the requested funding to the ZZ Joint Venture as of December 31, 2015. Xuecheng Energy’s combined guarantee for both the ZZ Working Capital Loan and the ZZ Line of Credit Agreement is limited to approximately $3.1 million. The Company does not guarantee either of the facilities. If the ZZ Joint Venture does not have adequate funds to repay the refinanced ZZ Working Capital Loan and the ZZ Line of Credit Agreement, and the Company or Saikong does not make additional capital contributions or loans, the Company runs the risk of forfeiting its interest in the ZZ Joint Venture facility including the related $2.3 million restricted certificate of deposit related to the ZZ Line of Credit Agreement.

In late October 2015, Xeucheng Energy permanently shut down one of its two operating coke oven units. The ZZ Joint Venture requires both coke oven units to produce an adequate supply to operate the ZZ Joint Venture methanol unit. This shutdown prevents Xeucheng Energy from fulfilling its obligations under the ZZ Cooperation Agreement, and therefore the Company ended the methanol production operation related to the ZZ Cooperation Agreement. The Company is negotiating a permanent solution to the outstanding issues related to the ZZ Cooperation Agreement, including all payables related to the methanol operations and the early shut down of the coke oven facilities.

The ZZ Joint Venture is continuing to develop alternatives for products from the facility with Saikong. Under the terms of the OMA entered into June 2015 with Saikong, it is proposed that the two existing SES gasification systems will be refurbished and prepared for full capacity operation and the syngas will be used for the production of 100,000 tons per year of acetic acid, as well as a secondary product of propionic acid. Once financing and government approvals are received, the expansion is expected to complete within approximately two years. The ZZ Joint Venture, however, has not yet received governmental approvals for the production of acetic acid and propionic acid, as the approval process is taking longer than anticipated due to the recent chemical facility accident in Tianjin, China and other chemical facility accidents in the Shandong province. As noted above, despite their obligations under the SPA, there can be no assurances that Rui Feng will continue to make payments and fund the repurposing and expansion of the ZZ Joint Venture facility. Due to Rui Feng not making their second installment as required under the SPA, the decision to shut down the facility and due to the decline in methanol prices, the Company determined that these were indicators of impairment. While the Company continues to evaluate alternatives for the facility there are no current reliable cash flow estimates available to perform the first step of the impairment analysis under ASC 360 for long-lived assets.  As such, the Company retained a third party to prepare an estimate of the fair value of the ZZ Joint Venture facility.  The land and buildings were valued on a market comparison basis, and the equipment was valued on a value in-exchange basis, which assumes the equipment is dismantled, sold and transferred to another site for use. The results of the valuation indicated the estimated fair value exceeded the carrying value of the long-lived assets and therefore no impairment was required at December 31, 2015.

Due to the downward shift in the market for methanol during 2014, the Company was required to evaluate the ongoing value of the ZZ Joint Venture facility and, based on this evaluation, the Company determined that the carrying value of the ZZ Joint Venture asset value was no longer recoverable as of December 31, 2014. Because of this, the Company recognized an impairment expense of $20.9 million, reducing the value of the ZZ Joint Venture facility to its estimated fair value of $11 million as of December 31, 2014. Fair value was based on discounted expected future cash flows.

Working Capital Loan Agreement with Zaozhuang Bank Co., Ltd

On October 2, 2014, the ZZ Joint Venture entered into a working capital loan agreement (the “ZZ Working Capital Loan”) with Zaozhuang Bank Co., Ltd. (“ZZ Bank”), and received approximately $3.3 million of loan proceeds, with a maturity of September 23, 2015. On September 22, 2015, the Company refinanced the ZZ Working Capital Loan through August 2016.

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

Line of Credit (Deposit Secured Loan) with Zaozhuang Bank Co., Ltd

In October 2014, the ZZ Joint Venture entered two lines of credit with the ZZ Bank for a total of $2.5 million (collectively, the “ZZ Line of Credit Agreement”). In April 2015, the Company repaid the ZZ Line of Credit Agreement and renewed the agreement for $3.3 million under the same terms for an additional six months. In November 2015, the Company repaid $3.3 million of the ZZ Line of Credit Agreement, and refinanced the ZZ Line of Credit Agreement with the ZZ Bank for $3.8 million under the terms below.

Key terms of the refinanced line of credit are as follows:

•	The ZZ Joint Venture is required to deposit 60% of the total face amount, or approximately $2.3 million, to the ZZ Bank for the line of credit as a security deposit;

•	Term of the line of credit now expires on November 11, 2016, provided that the ZZ Joint Venture must repay the notes in May 2016, and ZZ Bank is obligated to reissue the notes unless a default is declared;

•	Service fee is 0.05% of the face amount;

•	Xuecheng Energy is the guarantor of the line of credit;

•	Certain assets of the ZZ Joint Venture, including land use rights and the administration building, are pledged as collateral for the line of credit; and

•	Subject to customary events of default which, should one or more of them occur and be continuing, would permit ZZ Bank to declare all amounts owing under the line of credit to be due and payable immediately. Such events of default include, but are not limited to, degradation of profit-making capacity, operating capacity and cash flow capacity.

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

The Yima Joint Venture plant generated its first methanol production in December 2012. The Yima Joint Venture plant’s refined methanol section was fully commissioned in December 2013, and has operated at limited capacity since that date. The plant has a design capacity to produce 377,000 metric tons per year of methanol and expected production capacity of 333,000 metric tons based on normal expected availability from operating two of its three available gasifiers and has achieved 100% peak syngas production levels and 80% peak methanol production levels. This plant is intended to provide a commercial demonstration of the Company’s technology as deployed on a much larger scale than the ZZ Joint Venture plant.

The Yima Joint Venture initiated an outage in April 2015 that was intended to allow the plant to make broad and miscellaneous improvements to many areas of the entire methanol producing facility which had not previously been completed or properly installed. Many of these improvements were punch-list items left over from construction, along with improvements which have been learned from operating the plant. Additionally, it was identified during this time that the Yima Joint Venture had not installed all of the required units related to removal of sulfur compounds from syngas. These sulfur removal systems have now been designed and installation is near completion.

In August 2015, the Yima Joint Ventures shut down plant operation due to a lack of coal supply from Yima Coal Industrial Group, which has been encountering a reduction in coal production and coal quality issues. Henan Energy and Chemical Industry Group Co., Ltd. (“HNECGC”), secured a coal contract in December 2015 and the Yima Joint Ventures plant is currently operational.

Until May 31, 2013, the Company accounted for its equity interest in the Yima Joint Ventures under the equity method of accounting. Under this method, the Company recorded its proportionate share of the Yima Joint Ventures’ net income or loss based on the Yima Joint Venture’s financial results. As of June 1, 2013, the Company changed to the cost method of accounting because the Company concluded that it is unable to exercise significant influence over the Yima Joint Ventures. The Company’s conclusion regarding its lack of significant influence is based on its interactions with the Yima Joint Ventures related to the start-up and operations and due to various other circumstances including limited participation in operating and financial policymaking processes and the Company’s limited ability to influence technological decisions. There was no equity in losses of the Yima Joint Ventures recognized for financial reporting purposes for the three and six month periods ended December 31, 2015 and 2014 since the Company changed from the equity method to the cost method of accounting as of June 1, 2013. At December 31, 2015, the Company evaluated its investment in the Yima Joint Ventures, and the Company concluded that there was no need to impair its investment in the Yima Joint Ventures. Impairment charges in the future for the Yima investment could result if there is any further degradation in methanol prices, if the Yima outage returns or if there are changes in assumptions used to test for recoverability and to determine fair value. The Company will continue to monitor this investment for impairment, and also continues to monitor the basis of accounting for the Yima Joint Ventures. The carrying value of the Company’s interest in the Yima Joint Venture as of December 31, 2015 and 2014 was $34.8 million.

Tianwo-SES Joint Venture

Joint Venture Contract

On February 14, 2014, SES Asia Technologies Limited, one of the Company’s wholly owned subsidiaries, entered into a Joint Venture Contract (the “JV Contract”) with Zhangjiagang Chemical Machinery Co., Ltd., which subsequently changed its legal name to Suzhou Thvow Technology Co. Ltd. (“STT”), to form Jiangsu Tianwo-SES Clean Energy Technologies Limited (the “Tianwo-SES Joint Venture”). The purpose of the Tianwo-SES Joint Venture is to establish the Company’s gasification technology as the leading gasification technology in the Tianwo-SES Joint Venture territory (which is initially China, Indonesia, the Philippines, Vietnam, Mongolia and Malaysia) by becoming a leading provider of proprietary equipment for the technology. The scope of the Tianwo-SES Joint Venture is to market and license the Company’s gasification technology via project sublicenses; procurement and sale of proprietary equipment and services; coal testing; and engineering, procurement and research and development related to the technology. STT contributed 53.8 million yuan in April 2014 and is required to contribute an additional 46.2 million yuan within two years of contract execution for a total contribution of 100 million yuan (approximately $15.4 million) in cash to the Tianwo-SES Joint Venture, and owns 65% of the Tianwo-SES Joint Venture. The Company has contributed an exclusive license to use of its technology in the Tianwo-SES Joint Venture territory pursuant to the terms of a Technology Usage and Contribution Agreement (the “TUCA”) entered into among the Tianwo-SES Joint Venture, STT and the Company on the same date. The Company owns 35% of the Tianwo-SES Joint Venture. Under the JV Contract, neither party may transfer their interests in the Tianwo-SES Joint Venture without first offering such interests to the other party. Notwithstanding this, the Company has the right until 30 days after the first project sublicense is entered into by the Tianwo-SES Joint Venture to transfer or sell 5% of its interest to a financial investor. If the Company elects not to transfer such 5% interest during that period, STT has the option to purchase such interest from the Company for 10 million yuan (approximately $1.5 million).

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

The Tianwo-SES Joint Venture is required to establish an Intellectual Property Committee, with two representatives from the Tianwo-SES Joint Venture and two from the Company. This Committee shall review all improvements and protection measures and recommend actions to be taken by the Tianwo-SES Joint Venture in furtherance thereof. Notwithstanding this, each party is entitled to take actions on its own to protect intellectual property rights.

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

The following table presents summarized financial information for the Tianwo-SES Joint Venture (in thousands):

Income Statement data:	Three months Ended December 31, 2015	Three months Ended December 31, 2014	Six months Ended December 31, 2015	Six months Ended December 31, 2014
Revenue	$6,016	$—	$10,114	$—
Operating loss	(817)	(742)	(1,368)	(1,417)
Net loss	(817)	(742)	(1,368)	(1,418)

Balance sheet data:	December 31, 2015	June 30, 2015
Current assets	$12,097	$15,398
Noncurrent assets	7,295	8,120
Current liabilities	6,535	8,434
Noncurrent liabilities	—	—
Equity	12,857	15,084

Tianwo-SES Joint Venture is accounted for under the equity method. The Company’s capital contribution in the formation of the venture was the TUCA, which is an intangible asset. As such, the Company did not record a carrying value at the inception of the venture. Under the equity method of accounting, losses in the venture are not recorded if the losses cause the carrying value to be negative and there is no requirement of the Company to contribute additional capital. Under the Tianwo-SES Joint Venture, the Company is not required to contribute additional capital, therefore the Company is not recognizing losses in the venture, as this would cause the carrying value to be negative. Had the Company recognized its share of the losses related to the venture, the Company would have recognized losses of approximately $0.3 million for each of the quarters ended December 31, 2015 and December 31, 2014, $0.5 million for each of the six months ended December 31, 2015 and December 31, 2014, and total cumulative losses of approximately $1.4 million.

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

The GTI Agreement expires on August 31, 2016, but may be extended for two additional ten-year periods at the Company’s option. The Company is currently evaluating extension alternatives for the GTI Agreement.

Note 4 – Equity

Preferred Stock

At the Annual Meeting of Stockholders of the Company on June 30, 2015, the Company’s stockholders approved an amendment to the Company’s certificate of incorporation to authorize a class of preferred stock, consisting of 20,000,000 authorized shares, which may be issued in one or more series, with such rights, preferences, privileges and restrictions as shall be fixed by the Company’s board of directors. No shares of preferred stock have been issued or are outstanding since approved by the stockholders.

Stock-Based Compensation

The Company’s Board of Directors adopted the 2015 Long Term Incentive Plan (the “2015 Plan”), and shareholder approval was obtained at the Annual Meeting of Stockholders on November 20, 2015. Under the 2015 Plan, the Company’s stockholders have authorized a total of 9,000,000 shares of common stock for awards. The Company can grant incentive and nonstatutory stock options, restricted stocks, stock appreciation rights, and other stock-based and performance awards to employees, directors and eligible consultants. Stock option awards generally vest ratably over a one to four year period and expire ten years after the date of grant. As of December 31, 2015, no stock- based awards have been granted under the 2015 Plan. The first grants under the 2015 Plan were awarded in January 2016.

In October 2015, the Company authorized the issuance of 46,875 shares of the restricted stock under the 2005 Plan to certain Company employees, the restricted stock vested immediately and the fair value of the restricted stock was based on the market value as of the date of the awards.

As of December 31, 2015, the Company had outstanding stock option and restricted stock awards granted under the Company’s Amended and Restated 2005 Incentive Plan, as amended (the “2005 Plan”), under which the Company’s stockholders have authorized a total of 12,000,000 shares of common stock for awards under the 2005 Plan. Under the 2005 Plan, the Company may grant incentive and non-qualified stock options, stock appreciation rights, restricted stock units and other stock-based awards to officers, directors, employees and non-employees. Stock option awards generally vest ratably over a one to four year period and expire ten years after the date of grant. No future awards will be made under the 2005 Plan due to the approval of the 2015 Plan.

Stock option activity during the six months ended December 31, 2015 under the 2005 Plan was as follows:

Shares of Common Stock Underlying Stock Options

Outstanding at June 30, 2015	9,302,825
Granted	—
Exercised	(372,414)
Forfeited	—
Outstanding at December 31, 2015	8,930,411
Exercisable at December 31, 2015	8,650,728

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

On November 2, 2015, the Company issued an anniversary warrant to Market Development Consulting Group, Inc. (“MDC”), the Company’s investor relations advisor, to acquire 915,073 shares of the Company’s common stock at an exercise price of $0.95 per share according to the term of the consulting agreement dated November 1, 2013 between the Company and MDC. The fair value of this anniversary warrant was estimated to be approximately $0.7 million.

The fair values of the warrant issued during the six months ended December 31, 2015 was estimated at the date of grant using Black-Scholes-Morton model with the following weighted-average assumptions:

Risk-free rate of return	1.41%
Expected life of award (years)	5.91
Expected dividend yield	0.00%
Expected volatility of stock	92%
Weighted-average grant date fair value	$0.60

Stock warrants activity during the six months ended December 31, 2015 were as follows:

Shares of Common Stock Underlying Stock Warrants

Outstanding at June 30, 2015	8,999,759
Granted	1,915,073
Exercised	(1,000,000)
Outstanding at December 31, 2015	9,914,832

The Company recognizes the stock-based compensation expense related to the Incentive Plan awards and warrants over the requisite service period. The following table presents stock based compensation expense attributable to stock option awards issued under the Incentive Plan and attributable to warrants issued to investors and consulting firms as compensation (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014

Incentive Plan	$135	$229	$308	$514
Warrants	1,025	720	1,983	720
Total stock-based compensation expense	$1,160	$949	$2,291	$1,234

Note 5 – Net Loss Per Share

Historical net loss per share of common stock is computed using the weighted average number of shares of common stock outstanding. Basic loss per share excludes dilution and is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Stock options, warrants and unvested restricted stock are the only potential dilutive share equivalents the Company had outstanding for the periods presented. For the three and six months ended December 31, 2015 and 2014, options and warrants to purchase common stock excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive as the Company incurred net losses during those periods, amounted to 18,845,243 and 15,470,293, respectively.

Note 6 – Risks and Uncertainties

As of December 31, 2015, the Company had $18.4 million in cash and cash equivalents. The Company currently plans to use available cash for (i) commercializing the Company’s technology and securing orders and associated tasks with developing our business with a prime focus on the markets of syngas for direct replacement of natural gas, syngas for producing substitute natural gas and power; (ii) securing new partners for the Company’s technology business; (iii) technology product advancement for power applications and industrial syngas; (iv) general and administrative expenses; and (v) working capital and other general corporate purposes. The global economy is currently experiencing a significant contraction which has seriously impeded the ability of the Company and its partners to obtain financing for projects. Any future decrease in economic activity in China, India or in other regions of the world, in which the Company may in the future do business, could significantly and adversely affect its results of operations and financial condition in a number of other ways. Any decline in economic conditions may reduce the demand for prices from the products from our plants, thus the Company’s ability to finance and develop its existing projects, commence any new projects and sell its products could be adversely impacted.

The Company intends for the ZZ Joint Venture to sustain itself through its own earnings, funds contributed by Rui Feng and other funding sources, and the Company is not intending to make additional contributions to the ZZ Joint Venture. The ZZ Joint Venture is currently not paying all of its vendor payables, which is a breach of contract under the ZZ Cooperation Agreement. Saikong has committed to providing required funding, but the Company has no assurances that they will honor that commitment, and has not provided any of the requested funding as of December 31, 2015. If the ZZ Joint Venture does not have adequate funds to repay the refinanced ZZ Working Capital Loan and the ZZ Line of Credit Agreement, and the Company or Saikong does not make additional capital contributions or loans, the loan will be in default and ZZ Bank will be able to exercise any and all remedies available under the law or the agreements, including the risk of ZZ Bank taking control of the ZZ Joint Venture facility and the forfeiture of the Company’s $2.3 million restricted certificate of deposit. If the ZZ Joint Venture does not have the funds for, or if Rui Feng does not continue funding, the expansion and repurposing of the facility, the Company will need to find alternative funding, which would likely result in funding delays. In addition, the ZZ Joint Venture is required under the ZZ Line of Credit Agreement to repay amount outstanding under the agreement in May 2016, and then the ZZ Bank is required to reissue the notes unless a default is declared. Such a default could result from the failure to make the additional contributions contemplated above, or from the fact the ZZ Joint Venture plant has been shut down since late October 2015 as described above. If the ZZ Bank fails to reissue the notes, as noted above, or declares an event of default, the ZZ Bank is entitled to exercise any and all remedies under the agreement. A default, if not cured or waived, could result in all indebtedness outstanding becoming immediately due and payable. If that should occur, the Company may not be able to pay all such debt or borrow sufficient funds to refinance it. Even if new financing were then available, it may not be on terms that are acceptable to the Company.

The recent decline in methanol prices in the China commodity market has put pressure on our ZZ and Yima Joint Venture plant methanol production margins. As a result, the Company continues to evaluate both of these assets for impairment. At December 31, 2015, the Company evaluated its investment in the Yima Joint Ventures, and there are no indications of impairment. Additional impairment charges in the future for the Yima investment could result if there is any further degradation in methanol prices, if the Yima outage persists or if there are changes in assumptions used to test for recoverability and to determine fair value. The Company will continue to monitor this for impairment.

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

The Company is subject to concentration of credit risk with respect to our cash and cash equivalents, which it attempts to minimize by maintaining cash and cash equivalents with major high credit quality financial institutions. At times, the Company’s cash balances in a particular financial institution may exceed limits that are insured by the U.S. Federal Deposit Insurance Corporation or equivalent agencies in foreign countries and jurisdictions such as Hong Kong. As of December 31, 2015, the Company has $18.4 million in cash and cash equivalents, of which $0.5 million is held in Chinese based bank accounts. As of December 31, 2015, the Company’s $2.3 million in certificate of deposit – restricted is held in Chinese based bank accounts. While the Company is generally able to pay intercompany obligations from these bank accounts, there are more stringent requirements on the distribution of earnings.

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

The following table presents statements of operations data and assets by segment (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Revenue:
SES China	$765	$3,882	$3,917	$8,096
Technology licensing and related services	53	—	300	—
Total revenue	$818	$3,882	$4.217	$8,096

Depreciation and amortization:
SES China	$164	$521	$338	$1,042
Technology licensing and related services	51	50	102	100
Corporate & other	—	1	—	3
Total depreciation and amortization	$215	$572	$440	$1,145

Operating income (loss):
SES China	$(1,322)	$(23,525)	$(3,286)	$(26,162)
Technology licensing and related services	(312)	(643)	(556)	(1,240)
Corporate & other	(2,232)	(1,945)	(4,500)	(3,205)
Total operating loss	$(3,866)	$(26,113)	$(8,342)	$(30,607)

Interest expense:
SES China	$144	$74	$219	$138
Total interest expense	$144	$74	$219	$138

	December 31, 2015	June 30, 2015
Assets:
SES China	$47,450	$50,220
Technology licensing and related services	886	886
Corporate & other	20,807	22,645
Total assets	$69,143	$73,751

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

Business Overview

We are a global energy and gasification technology company that provides proprietary gasification technology systems and solutions to the energy and chemical industries. Our gasification technology is a flexible, efficient and economic technology for the production of synthesis gas, or syngas, a mixture of primarily hydrogen, carbon monoxide and methane. Syngas is a clean and versatile source of energy. Our technology is uniquely capable to manufacture clean syngas from a wide variety of energy resources including most all existing forms of coal, biomass, municipal wastes and refuse derived fuels and petroleum coke. In doing so, our technology produces syngas which allows us to unlock the energy from these resources and transform the syngas into electric power as well as a natural gas substitute. Furthermore our syngas can be used to produce a variety of chemical products, fertilizers and transportation fuels. Our proprietary fluidized bed technology is built on decades of research, development, demonstration and commercialization and is implemented in three operating plants in China using seven of our gasification systems and in two additional plants currently in the commissioning or construction stage using a total of five of our gasification systems.

Our business strategy is to create value by supplying our proprietary gasification technology, equipment and services into global projects where these lower cost feedstocks can be profitably converted into clean syngas, which can then be used to produce a variety of high value energy and chemical products. Our initial joint venture operating projects to date convert high ash coal and coal wastes to syngas for production of chemical grade methanol, while our three additional projects, one currently in operation and the others currently under construction and licensed via our Tianwo-SES joint venture, produce syngas from coal as a clean substitute to natural gas for the aluminum industry in China. We are pursuing a variety of additional global projects under development by our customers who wish to use our proprietary gasification technology platform to convert low-cost, locally available feedstocks to high value products.

Our technology can cleanly and economically extract carbon and hydrogen from most types of coal resources, coal wastes and renewable forms of biomass and municipal wastes. This carbon and hydrogen are extracted by reacting coal with oxygen to form a synthetic gas, otherwise known as syngas. Syngas can be used as a substitute for natural gas in many industries such as aluminum, ceramics, glass and others that burn natural gas for industrial heat energy. In addition, syngas can be readily converted into a wide range of energy and chemical products. These products include, but are not limited to, electric power, synthetic natural gas (“SNG”), transportation fuels such as gasoline, diesel and jet fuel, chemicals such as methanol, olefins, and glycols, ammonia and urea for agricultural fertilizers and feedstocks for use in the direct reduction of iron (“DRI”) for steel production. Our technology is one of several gasification technologies which have been used successfully in industrial applications for many years. However, our technology is meaningfully differentiated over these older forms of gasification primarily through its ability to create clean and economical syngas from most forms of coal resources—from the lowest quality brown coals and lignites, high ash sub-bituminous coals and including the highest quality bituminous and anthracite coals—as well as biomass and other renewable waste materials. Our most recent technology product is the XL3000 gasification system introduced in October 2014. It is specifically targeted to provide higher syngas capacity and delivery pressure with lower capital costs, while maintaining high syngas generation efficiency on both high and low quality coals. The XL3000 is targeted to deliver efficiency and economy in performance required to meet the needs of the wide range of the world's syngas projects: distributed power, direct reduced iron, or DRI, steelmaking, industrial chemicals, fertilizers, SNG, and transportation fuels. The XL3000 gasification system delivers approximately 250% higher syngas capacity than our previous designs with delivery pressures up to 55 bar pressure.

We create value through two primary pathways:

1.	Technology commercialization. We supply a project specific technology license and equipment package which includes licensed rights to operate our gasification technology, as well as a project specific gasification system process design, supply of our proprietary equipment which generally includes but is not limited to gasifier reactors, ash cooling systems, fines handling systems, heat recovery systems and coal feeding systems and technical services.

2.	Project investments. Our initial projects, the ZZ Joint Venture and the Yima Joint Ventures, are both direct equity project investments. Over time, based on our capability and the quality of the project opportunities, we intend to selectively make additional equity investments into value accretive projects based on our gasification technology platform. In addition, based on capital availability, we intend to raise third party investment funds for selective projects through which we can gain an equity ownership position, while providing attractive returns to our project investment partners.

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

As part of our overall strategy we intend to form strategic regional and market-based partnerships or business verticals where our technology offers advantages and through cooperating with these partners grow an installed base of projects. Through these collaborative partnering arrangements we believe we will commercialize our technology much faster than entering these markets alone. In addition to regional business units, we are continuing to evaluate and develop our business in markets such as power, steel, fuels, substitute natural gas, chemicals and renewables which can benefit from deploying our technology to create these products from low cost coal and renewable feedstocks. We are developing these market-based business vertical opportunities together with strategic partners which have established businesses or interests in these markets.

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

In November 2015 we announced the signing of a Global Business and Market Development Alliance with China Coal Research Institute (“CCRI”), a subsidiary of China Coal Technology & Engineering Group Corporation (“CCTEG”). The agreement, which followed extensive due diligence and discussions between the three parties, is intended to deliver global clean energy technology projects that dovetail with the Chinese government's One Belt, One Road "Going Out" strategy and use our gasification Technology. CCRI is the group designated to provide technical expertise for CCTEG to evaluate and prepare global project opportunities for coal gasification and related downstream technologies. We and CCRI have aligned the goals and competitive capabilities of each company to focus on clean energy and chemical projects exclusively based on our technology.

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

Results of Operations

Three Months Ended December 31, 2015 Compared to the Three Months Ended December 31, 2014

Revenue. Total revenue was $0.8 million for the three months ended December 31, 2015 compared to $3.9 million for the three months ended December 31, 2014.

Our ZZ Joint Venture sold 2,468 tonnes of methanol and generated approximately $0.7 million of revenue during the three months ended December 31, 2015 compared with 12,268 tonnes of methanol sold and generated approximately $3.7 million of revenue during the three months ended December 31, 2014. The decrease in revenue was primarily due to the shutdown of our ZZ Joint Venture’ production of methanol in late October 2015. Xeucheng Energy permanently shut down one of its two operating coke oven units in late October 2015, and the ZZ Joint Venture requires both coke oven units to produce an adequate supply to operate the ZZ Joint Venture methanol unit.

Technology licensing and related services revenue was $0.2 million for both the three months ended December 31, 2015 and 2014, which resulted from technical consulting and engineering services provided to our TSEC Joint Venture and Midrex.

Costs of sales and plant operating expenses. Costs of sales and plant operating expenses decreased by $4.3 million to $1 million for the three months ended December 31, 2015 compared to $5.3 million for the three months ended December 31, 2014. The decrease was primarily due to the shutdown of ZZ Joint Venture’s production of methanol in October 2015.

General and administrative expenses. General and administrative expenses was $2.3 million for both the three months ended December 31, 2015 and 2014. Recurring general and administrative expenses consist primarily of compensation, professional and consulting fees, travel, and other costs of our corporate, development and administrative functions in Houston and Shanghai, and project and technical development expenses.

Stock-based compensation expense. Stock-based compensation expense increased by $0.3 million to $1.2 million for the three months ended December 31, 2015 compared to $0.9 million for the three months ended December 31, 2014. Stock-based compensation expense relates to the expensing of the estimated fair values of stock options and stock warrants awarded to consulting firms, directors and employees during the period. The increase was due primarily to amortization of the fair value of stock warrants issued to acquire 1.5 million shares of our common stock, which were issued in May 2015 to T. R. Winston & Company, LLC (“TRW”) in connection with the consulting agreement.

Depreciation and amortization expense. Depreciation and amortization expense decreased by $0.4 million to $0.2 million for the three months ended December 31, 2015 compared to $0.6 million for the three months ended December 31, 2014 and was primarily related to the depreciation of our ZZ Joint Venture plant’s assets. The decrease was due primarily to the lower carrying value of our ZZ Joint Venture facility due to the impairment which was recognized in the quarter ended December 31, 2014.

Impairment of ZZ Joint Venture Plant. Impairment of the ZZ Joint Venture Plant was recognized for the three months ended December 31, 2014 of approximately $20.9 million and no impairment was recognized for the three months ended December 31, 2015. (see “-Current Operations and Projects – Zao Zhuang Joint Venture”).

Foreign currency loss. Foreign currency loss was $88,000 for the three months ended December 31, 2015 compared to foreign currency gain of $36,000 for the three months ended December 31, 2014. These amounts resulted from the depreciation or appreciation of the Renminbi Yuan relative to the U.S. dollar. The $88,000 foreign currency loss for three months ended December 31, 2015 primarily resulted from the 6% depreciation of the yuan relative to the U.S. dollar during the quarter ended December 31, 2015.

Interest expense. Interest expense increased to $0.1 million for the three months ended December 31, 2015 compared to $74,000 for the three months ended December 31, 2014. Our interest expense related to the ZZ Line Of Credit Agreement and the ZZ Working Capital Loan with ZZ Bank. The increase in interest expense was due primarily to the higher principal amount outstanding on the Line Of Credit Agreement for the three months ended December 31, 2015.

Six Months Ended December 31, 2015 Compared to the Six Months Ended December 31, 2014

Revenue. Total revenue decreased to $4.2 million for the six months ended December 31, 2015 compared to $8.1 million for the six months ended December 31, 2014.

Our ZZ Joint Venture sold 13,588 tonnes of methanol and generated approximately $3.7 million of revenue during the six months ended December 31, 2015, compared with 25,117 tonnes of methanol sold and generated approximately $7.9 million of revenue during the six months ended December 31, 2014. The decrease in revenue was primarily due to the shutdown of our ZZ Joint Venture’ production of methanol in late October 2015. Xeucheng Energy permanently shut down one of its two operating coke oven units in late October 2015, and the ZZ Joint Venture requires both coke oven units to operate the ZZ Joint Venture methanol unit.

Technology licensing and related services revenue increased by $0.3 million to $0.5 million for the six months ended December 31, 2015, compared to $0.2 million for the six months ended December 31, 2014. The increase was due primarily to the technical consulting and engineering services provided to three customers during the six months ended December 31, 2015.

Costs of sales and plant operating expenses. Costs of sales and plant operating expenses decreased by $5.9 million to $5.1 million for the six months ended December 31, 2015 compared to $11.0 million for the six months ended December 31, 2014. The decrease was primarily due to the shutdown of ZZ Joint Venture’s production of methanol in October 2015.

General and administrative expenses. General and administrative expenses increased by $0.3 million to $4.7 million for the six months ended December 31, 2015 compared to $4.4 million for the six months ended December 31, 2014. The increase was due primarily to the higher professional fee incurred during the period and offset, in part, by reductions in employee related compensation cost. Recurring general and administrative expenses consist primarily of compensation, professional and consulting fees, travel, and other costs of our corporate, development and administrative functions in Houston and Shanghai, and project and technical development expenses.

Stock-based compensation expense. Stock-based compensation expense increased by $1.1 million to $2.3 million for the six months ended December 31, 2015 compared to $1.2 million for the six months ended December 31, 2014. The increase was due primarily to approximately $0.6 million recognized for the modification and replacement of warrants in July 2015 and the expensing of approximately $0.5 million relating to the fair value of stock warrants issued in May 2015 to TRW that were issued in connection with the consulting agreement with TRW.

Depreciation and amortization expense. Depreciation and amortization expense decreased by $0.7 million to $0.4 million for the six months ended December 31, 2015 compared to $1.1 million for the six months ended December 31, 2014 and was primarily related to depreciation of our ZZ Joint Venture’s plant assets. The decrease was due primarily to the lower carrying value of our ZZ Joint Venture Facility due to the impairment which was recognized in the quarter ended December 31, 2014.

Impairment of ZZ Joint Venture Plant. Impairment of the ZZ Joint Venture Plant was recognized for the six months ended December 31, 2014 of approximately $20.9 million and no impairment was recognized for the six months ended December 31, 2015. (See “–Current Operations and Projects – Zao Zhuang Joint Venture”).

Foreign currency loss. Foreign currency loss was $0.3 million for the three months ended December 31, 2015 compared to foreign currency gain $27,000 for the six months ended December 31, 2014. These amounts resulted from the depreciation or appreciation of the Renminbi Yuan relative to the U.S. dollar. The $0.3 million foreign currency loss for six months ended December 31, 2015 primarily resulted from the 6% depreciation of the yuan relative to the U.S. dollar during the six months ended December 31, 2015.

Interest expense. Interest expense increased to $0.2 million for the six months ended December 31, 2015 compared to $0.1 million for the six months ended December 31, 2014. Our interest expense relates to the ZZ Line Of Credit Agreement and the ZZ Working Capital Loan with ZZ Bank. The increase was primarily due to the higher principal amount outstanding on the Line Of Credit Agreement for the six months ended December 31, 2015.

Liquidity and Capital Resources

We have financed our operations to date through private placements and public offerings of our common stock and through lines of credit and working capital loans in our ZZ Joint Venture. We do not currently have all of the financial resources necessary to fully develop and execute on all of our business opportunities and, as discussed further under “–Outlook,” we may need to raise additional capital through equity and debt financing for any new ventures that are developed, to support our existing projects and possible expansions thereof and for our corporate general and administrative expenses.

As described below under “-Current Operations and Projects – Zao Zhuang Joint Venture”, effective June 26, 2015, the we entered into an SPA with Rui Feng, whereby Rui Feng was to acquire a controlling interest in SESI, a wholly owned subsidiary of which we owns our interest in the ZZ Joint Venture.  Under the terms of the SPA, SESI will sell an approximately 61% equity interest to Rui Feng in exchange for $10 million.

As of December 31, 2015, we had $18.4 million in cash and cash equivalents and $6.6 million of working capital available to us.

  Operating Activities: During the six months ended December 31, 2015, we used $4.9 million in cash for operating activities compared to $7.1 million for the six months ended December 31, 2014.
  Investing Activities: During the six months ended December 31, 2015, we used an additional $0.8 million for the certificate of deposit required by the renewal of the ZZ Line of Credit Agreement with ZZ Bank. In addition, we used $15,000 in cash for capital expenditures related to the ZZ Joint Venture Facility during the six months ended December 31, 2015, compared with $0.3 million for capital expenditures related to the ZZ Joint Venture Facility for the six months ended December 31, 2014.
  Financing Activities: For the six months ended December 31, 2015, we used $3.1 million in financing activities to repay the ZZ Bank for line of credit agreement and we received $3.9 million for the Line of credit Agreement from ZZ Bank. In addition, we received gross proceeds of $1 million from the exercise of a warrant holder and $0.3 million from the exercise of stock options.

The majority of our revenues have been derived from the sale of methanol in China. Since we are no longer making methanol at our ZZ Joint Venture Facility, we will no longer be generating revenue from methanol production until we finish repurposing the facility.

In August 2015, the Yima Joint Ventures shut down plant operation due to a lack of coal supply from Yima Coal Industrial Group, which has been encountering a reduction in coal production and coal quality issues. Henan Energy and Chemical Industry Group (“Henan”), secured a coal contract in December 2015 and the Yima Joint Ventures Plant is now operational. Since resuming operations in November 2015, Yima continues to recognize revenues from methanol sales, however we will not realize any liquidity until Yima is in a position to distribute profits.

We currently plan to use our available cash for (i) commercializing our technology and securing orders and associated tasks with developing our business with a prime focus on the markets of syngas for direct replacement of natural gas, syngas for producing substitute natural gas and power; (ii) securing new partners for our technology business; (iii) technology product advancement for power applications and industrial syngas (iv) general and administrative expenses; and (v) working capital and other general corporate purposes. We intend for the ZZ Joint Venture to sustain itself through its own earnings, funds contributed by Rui Feng and other funding sources, and we are not intending to make additional contributions to the ZZ Joint Venture. Saikong has committed to providing required funding, but we have no assurances that they will honor that commitment, particularly since they did not make their second payment under the SPA in December 2015. If the ZZ Joint Venture does not have adequate funds to repay the ZZ Working Capital Loan and the ZZ Line of Credit Agreement, and we or Saikong do not make additional capital contributions or loans, the loan will be in default and ZZ Bank will be able to exercise any and all remedies available under the law or the agreements, including the risk of ZZ Bank taking control of the ZZ Joint Venture facility and the forfeiture of our $2.3 million restricted certificate of deposit. In addition, the ZZ Joint Venture is required under the ZZ Line of Credit Agreement to repay amount outstanding under the agreement in May 2016, and then the ZZ Bank is required to reissue the notes unless a default is declared. Such a default could result from the failure to make the additional contributions contemplated above, or from the fact the ZZ Joint Venture plant has been shut down since late October 2015 as described above. If the ZZ Bank fails to reissue the notes, as noted above, or declares an event of default, the ZZ Bank is entitled to exercise any and all remedies under the agreement.

Working Capital Loan Agreement with Zaozhuang Bank Co., Ltd

On October 2, 2014, the ZZ Joint Venture entered into a working capital loan agreement (the “ZZ Working Capital Loan”) with Zaozhuang Bank Co., Ltd. (“ZZ Bank”), and received approximately $3.3 million of loan proceeds, with a maturity of September 23, 2015. On September 22, 2015, we refinanced the ZZ Working Capital Loan through August 22, 2016.

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

Line of Credit (Deposit Secured Loan) with Zaozhuang Bank Co., Ltd

In October 2014, the ZZ Joint Venture entered two lines of credit with the ZZ Bank for a total of $2.5 million (collectively, the “ZZ Line of Credit Agreement”). In April 2015, we repaid the ZZ Line of Credit Agreement and renewed the agreement for $3.3 million under the same terms for an additional six months. In November 2015, we repaid $3.1 million of the ZZ Line of Credit Agreement, and refinanced the ZZ Line of Credit Agreement with the ZZ Bank for $3.8 million under the terms below.

Key terms of the refinanced line of credit are as follows:

•	The ZZ Joint Venture is required to deposit 60% of the total face amount, or approximately $2.3 million, to the ZZ Bank for the line of credit as a security deposit;

•	Term of the line of credit now expires on November 11, 2016, provided that the ZZ Joint Venture must repay the notes in May 2016, and ZZ Bank is obligated to reissue the notes unless a default is declared;

•	Service fee is 0.05% of the face amount;

•	Xuecheng Energy is the guarantor of the line of credit;

•	Certain assets of the ZZ Joint Venture, including land use rights and the administration building, are pledged as collateral for the line of credit; and

•	Subject to customary events of default which, should one or more of them occur and be continuing, would permit ZZ Bank to declare all amounts owing under the line of credit to be due and payable immediately. Such events of default include, but are not limited to, degradation of profit-making capacity, operating capacity and cash flow capacity.

Xuecheng Energy’s combined guarantee for both the ZZ Working Capital Loan and the ZZ Line of Credit Agreement is limited to approximately $3.1 million. We do not guarantee either of the credit facilities.

Current Operations and Projects

Zao Zhuang Joint Venture

Joint Venture Agreement

On July 6, 2006, we entered into a cooperative joint venture contract with Shandong Hai Hua Coal & Chemical Company Ltd., or Hai Hua, which established Synthesis Energy Systems (Zao Zhuang) New Gas Company Ltd., or the ZZ Joint Venture, a joint venture company that has the primary purposes of (i) developing, constructing and operating a syngas production plant utilizing the U-GAS® technology in Zao Zhuang City, Shandong Province, China and (ii) producing and selling syngas and the various byproducts of the plant. In August 2012, Hai Hua’s name was changed to Shandong Weijiao Group Xuecheng Energy Company Ltd., or Xuecheng Energy, after a change in control transaction. We initially owned 97.6% of the ZZ Joint Venture and Xuecheng Energy owns the remaining 2.4%. As part of the Rui Feng transaction described below, our interest in the ZZ Joint Venture will be reduced. We consolidate the results of the ZZ Joint Venture in our consolidated financial statements.

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

Rui Feng’s second installment payment was due in December 2015, and this installment was not made. It is not certain when or if Rui Feng will make the additional required installment payments under the SPA. If Rui Feng continues to fail to make the required installment payments, we would be entitled to terminate the agreement and Rui Feng would lose future rights to acquire additional interest in SESI and additional positions on the board of SESI, as well as seek other remedies against Rui Feng. We continue to review alternatives for receiving these payments, as well as alternatives for repurposing the ZZ Joint Venture assets.

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

Current ZZ Operating Description and Capability

In late October 2015, Xeucheng Energy permanently shut down one of its two operating coke oven units. The ZZ Joint Venture requires both coke oven units to produce an adequate supply to operate the ZZ Joint Venture methanol unit. This shutdown prevents Xeucheng Energy from fulfilling its obligations under the ZZ Cooperation Agreement, and therefore we ended the methanol production operation related to the ZZ Cooperation Agreement. We are negotiating a permanent solution to the outstanding issues related to the ZZ Cooperation Agreement, including all payables related to the methanol operations and the early shut down of the coke oven facilities.

The ZZ Joint Venture is continuing to develop alternatives for products from the facility with Saikong. Under the terms of the OMA entered into June 2015 with Saikong, it is proposed that the two existing SES gasification systems will be refurbished and prepared for full capacity operation and the syngas will be used for the production of 100,000 tons per year of acetic acid, as well as a secondary product of propionic acid. Once financing and government approvals are received, the expansion is expected to complete within approximately two years. The ZZ Joint Venture, however, has not yet received governmental approvals for the production of acetic acid and propionic acid, as the approval process is taking longer than anticipated due to the recent chemical facility accident in Tianjin, China and other chemical facility accidents in the Shandong province. As noted above, despite their obligations under the SPA, there can be no assurances that Rui Feng will continue to make payments and fund the repurposing and expansion of the ZZ Joint Venture facility.

Impairment

Due to the downward shift in the market for methanol during 2014, we were required to evaluate the ongoing value of the ZZ Joint Venture facility and, based on this evaluation, we determined that the carrying value of the ZZ Joint Venture asset value was no longer recoverable as of December 31, 2014. Because of this, we recognized an impairment expense of $20.9 million, reducing the value of the ZZ Joint Venture facility to its estimated fair value of $11 million as of December 31, 2014. Fair value was based on discounted expected future cash flows.

Furthermore, since Rui Feng did not make their second installment as required under the SPA in December 2015, the decision to shut down the facility and due to the decline in methanol prices, we determined that these were indicators of impairment. While we continue to evaluate alternatives for the facility there are no current reliable cash flow estimates available to perform the first step of the impairment analysis under ASC 360 for long-lived assets. As such, we retained a third party to prepare an estimate of the fair value of the ZZ Joint Venture facility. The land and buildings were valued on a market comparison basis, and the equipment was valued on a value in-exchange basis, which assumes the equipment is dismantled, sold and transferred to another site for use. The results of the valuation indicated the estimated fair value exceeded the carrying value of the long-lived assets and therefore no impairment was required at December 31, 2015. We have not declared a default under the SPA, as we continue to work on alternatives for the facility. As of December 31, 2015 and June 30, 2015, the carrying value of the ZZ Joint Venture facility was $8.3 million and $10.3 million, respectively.

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

The Yima Joint Venture plant generated its first methanol production in December 2012. The Yima Joint Venture plant’s refined methanol section was fully commissioned in December 2013, and has operated at limited capacity since that date. The plant has a capacity to produce 377,000 metric tons per year of methanol and expected production capacity of 333,000 metric tons based on normal expected availability from operating two of its three available gasifiers and has achieved 100% peak syngas production levels and 80% peak methanol production levels. This plant is intended to provide a commercial demonstration of our technology as deployed on a much larger scale than the ZZ Joint Venture plant.

The Yima Joint Venture initiated an outage in April 2015 that was intended to allow the plant to make broad and miscellaneous improvements to many areas of the entire methanol producing facility which had not previously been completed or properly installed. Many of these improvements were punch-list items left over from construction, along with improvements which have been learned from operating the plant. Additionally, it was identified during this time that the Yima Joint Venture had not installed all of the required units related to removal of sulfur compounds from syngas. These sulfur removal systems have now been designed and installation is near completion.

In August 2015, the Yima Joint Ventures shut down plant operation due to a lack of coal supply from Yima Coal Industrial Group, which has been encountering a reduction in coal production and coal quality issues. Henan Energy and Chemical Industry Group (“Henan”), secured a coal contract in December 2015 and the Yima Joint Venture Plant is currently operational.

We believe there is a consistent pattern of the Yima Joint Venture management not demonstrating an understanding of the methanol facility operations and not sourcing available expertise in China to improve the overall operations. We have witnessed operation of the gasifier systems at Yima with design and operating parameter deviations from our existing technology recommendations. We have experienced limited ability to influence the Yima Joint Ventures’ operating performance. Our conclusion regarding our lack of significant influence is based on our interactions with the Yima Joint Ventures related to the start-up and operations and due to various other circumstances including limited participation in operating and financial policymaking processes and our limited ability to influence technological decisions.

As a result of these issues, HNECGC restructured the management of the Yima Joint Ventures under the direction of the Henan Coal Gasification Company or Henan, which is an affiliated company reporting directly to HNEGC. The ownership of the Yima Joint Ventures is unchanged. Henan currently has full authority of day to day operational and personnel decisions at the Yima Joint Venture. The goal of the management restructuring is to provide for a more experienced and efficient operations management system. The management team at Henan is experienced at running and optimizing coal gasification facilities, and they currently operate other coal gasification facilities. We currently plan to rely upon and assist Henan's management to achieve optimized operations and will continue to attempt to improve our influence on the Yima Joint Ventures. Despite this, we believe the fundamental value of the Yima Joint Ventures remains sound due to (1) the facility’s ability to use low cost coals, (2) our technology’s capability to efficiently gasify this low quality coal and (3) the benefits derived from the plant’s large scale.

Until May 31, 2013, we accounted for its equity interest in the Yima Joint Ventures under the equity method of accounting. Under this method, we recorded its proportionate share of the Yima Joint Ventures’ net income or loss based on the Yima Joint Venture’s financial results. As of June 1, 2013, we changed to the cost method of accounting because we concluded that it is unable to exercise significant influence over the Yima Joint Ventures. Our conclusion regarding its lack of significant influence is based on its interactions with the Yima Joint Ventures related to the start-up and operations and due to various other circumstances including limited participation in operating and financial policymaking processes and our limited ability to influence technological decisions. There was no equity in losses of the Yima Joint Ventures recognized for financial reporting purposes for the quarters ended December 31, 2015 and 2014 since we changed from the equity method to the cost method of accounting as of June 1, 2013. The carrying value of our interest in the Yima Joint Venture as of December 31, 2015 and 2014 was $34.8 million. We continue to monitor the carrying value of this investment, and we also continue to monitor the basis of accounting for the Yima Joint Ventures.

TSEC Joint Venture

On February 14, 2014, SES Asia Technologies Limited, one of our wholly owned subsidiaries, entered into a Joint Venture Contract (the “JV Contract”) with Zhangjiagang Chemical Machinery Co., Ltd., which subsequently changed its name to Suzhou Thvow Technology Co. Ltd. (“STT”), to form Jiangsu Tianwo-SES Clean Energy Technologies Limited (the “Tianwo-SES Joint Venture”). The purpose of the Tianwo-SES Joint Venture is to establish our gasification technology as the leading gasification technology in the Tianwo-SES Joint Venture territory (which is initially China, Indonesia, the Philippines, Vietnam, Mongolia and Malaysia) by becoming a leading provider of proprietary equipment for the technology. The scope of the Tianwo-SES Joint Venture is to market and license our gasification technology via project sublicenses; procurement and sale of proprietary equipment and services; coal testing; and engineering, procurement and research and development related to the technology. STT contributed 53.8 million yuan in April 2014 and is required to contribute an additional 46.2 million yuan within two years of contract execution for a total contribution of 100 million yuan (approximately $15.4 million) in cash to the Tianwo-SES Joint Venture, and owns 65% of the Tianwo-SES Joint Venture, and we have contributed an exclusive license to use of our technology in the Tianwo-SES Joint Venture territory pursuant to the terms of a Technology Usage and Contribution Agreement entered into among the Tianwo-SES Joint Venture, STT and us (the “TUCA”) on the same date, and own 35% of the Tianwo-SES Joint Venture. Under the JV Contract, neither party may transfer their interests in the Tianwo-SES Joint Venture without first offering such interests to the other party. Notwithstanding this, we have the right until 30 days after the first project sublicense is entered into by the Tianwo-SES Joint Venture to transfer 5% of its interest to a financial investor. If we elect not to transfer such 5% interest during that period, STT has the option to purchase such interest from us for 10 million yuan (approximately $1.5 million).

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

Tianwo-SES Projects

In December 2014, Innovative Coal Chemical Design Institute, ICCDI, a subsidiary of STT, was awarded three projects from Aluminum Corporation of China Limited, CHALCO, Shandong Branch. The award calls for ICCDI to serve as the general contractor providing all engineering and construction services for the three projects. Our technology systems are to be supplied by Tianwo-SES to ICCDI and will be used to produce an expected combined total of approximately 175,000 normal cubic meters per hour of industrial syngas as a clean energy fuel for three existing aluminum manufacturing plants, located in the Shandong, Henan and Shanxi provinces. Tianwo-SES is also undertaking the required engineering work now while also developing the required contracts with ICCDI for completion of the three projects. In June 2015, the first of the three industrial syngas gasification plants in Zibo City, Shandong Province entered the commissioning phase and has completed a planned 90-day continuous full-load operation test run successfully supplying stable and reliable industrial syngas to CHALCO aluminum manufacturing facility as of January 2016.

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

We have seen a shifting of the competitive landscape of gasification over the past year away from more commonly deployed gasification technologies that rely on higher grade coals and utilize more water. This has generated an increasing interest in our technology and its capabilities to produce syngas cleanly, efficiently and with lower water consumption for most all qualities of coal as well as biomass and municipal solid waste. We believe that our technology is well positioned to address the market needs of the changing global energy landscape, and we believe we are well positioned in Asia where we have two operating projects using five of our gasification systems and where Tianwo-SES is providing seven of our gasification systems now into three additional projects. We now have a total global footprint of 12 commercial systems. In addition, our Tianwo-SES Joint Venture provides us with a strong Chinese partner already specialized in the manufacturing and design of processing industry equipment and projects.

During our fiscal year 2015, there was a significant decline in methanol prices in China which caused an operating loss from our methanol production at the ZZ Joint Venture plant. Methanol prices for the fiscal year averaged approximately 2,180 yuan per metric ton, which was a level not seen since November 2009. This significant decline in methanol prices generally corresponded to the significant decline in global oil prices for the same quarter and a slowing in the Chinese economy which persists today. Due to this significant shift in the market for methanol, we were required to evaluate the ongoing value of the ZZ Joint Venture facility and, based on this evaluation, we determined that the ZZ Joint Venture asset value is no longer entirely recoverable as of December 31, 2014. Because of this, we recognized an impairment expense of $20.9 million, reducing the value of the facility to its fair value of $11 million as of December 31, 2014. As of December 31, 2015, Rui Feng did not make their second installment payment pursuant to the SPA, the ZZ Joint Venture plant was shut down and the low methanol price environment continued. We considered these indicators of impairment. As such, we retained a third party valuation company to perform a valuation on the ZZ Joint Venture facility. The results of the valuation indicated that there was no impairment at December 31, 2015. Further changes in market conditions for methanol in China, a deterioration of economic condition, as well as changes in assumptions used to test for recoverability and to determine fair value, could result in additional impairment charges in the future for the ZZ Joint Venture facility.

We intend for the ZZ Joint Venture to sustain itself through its own earnings, funds contributed by Rui Feng and other funding sources, and we are not intending to make additional contributions to the ZZ Joint Venture. Saikong has committed to providing required funding, but we have no assurances that they will honor that commitment, as they have not made required installment payments under the SPA as noted above. If Rui Feng continues to fail to make the required installment payments, we would be entitled to terminate the agreement and Rui Feng would lose future rights to acquire additional interests in SESI and additional positions on the board of SESI, as well as seek other remedies against Rui Feng. If the ZZ Joint Venture does not have adequate funds to repay the refinanced ZZ Working Capital Loan and the ZZ Line of Credit Agreement, and we or Saikong do not make additional capital contributions or loans, the loan will be in default and ZZ Bank will be able to exercise any and all remedies available under the law or the agreements, including the risk of ZZ Bank taking control of the ZZ Joint Venture facility and the forfeiture of our $2.3 million restricted certificate of deposit. In October 2015, Xeucheng Energy permanently shut down one of its two operating coke oven units. The ZZ Joint Venture requires both coke oven units to produce an adequate supply to operate the ZZ Joint Venture methanol unit. We therefore ended the methanol production operation related to the ZZ Cooperation Agreement at that time. We intend to negotiate a permanent solution to the outstanding issues related to the ZZ Cooperation Agreement, including all payables related to the methanol operations and the early shut down of the coke oven facilities. Due to the methanol unit being shut down, we do not expect to have future revenue from methanol sales. In addition, the ZZ Joint Venture is required under the ZZ Line of Credit Agreement to repay amount outstanding under the agreement in May 2016, and then the ZZ Bank is required to reissue the notes unless a default is declared. Such a default could result from the failure to make the additional contributions contemplated above, or from the fact the ZZ Joint Venture plant has been shut down since late October 2015 as described above. If the ZZ Bank fails to reissue the notes, as noted above, or declares an event of default, the ZZ Bank is entitled to exercise any and all remedies under the agreement.

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

We have made significant progress recently on partnering our China business through the Tianwo-SES Joint Venture, including through the recently announced projects and progress with ICCDI, and Aluminum Corporation of China for an industrial syngas project, as well as with Dengfeng for a planned 160 MW distributed power generation program initially in Henan Province, China. However, we expect to continue to have negative operating cash flows until we can generate sufficient cash flows from our technology, equipment and services business and SES China (including the ZZ Joint Venture, the Yima Joint Ventures and the Tianwo-SES Joint Venture) to cover our general and administrative expenses and other operating costs. We will also limit the development of any further projects until we have assurances that acceptable financing is available to complete the project. We may pursue the development of selective projects with strong and credible partners or off-takers where we believe equity and debt can be raised or where we believe we can attract a financial partner to participate in the project and where the project would utilize our technology, equipment and services.

We are also actively seeking additional partners for our technology vertical with existing businesses and vested interest in the growth of the global energy and chemicals projects who also has financial strength, a strong global sales force and demonstrated experience in process or power industry engineering and technology deployment are target candidates for this cooperation with us.

We currently plan to use our available cash for (i) commercializing our technology and securing orders and associated tasks with developing our business with a prime focus on the markets of syngas for direct replacement of natural gas, syngas for producing substitute natural gas and power; (ii) securing new partners for our technology business; (iii) technology product advancement for power applications and industrial syngas (iv) general and administrative expenses; and (v) working capital and other general corporate purposes. The actual allocation and timing of these expenditures will be dependent on various factors, including changes in our strategic relationships, commodity prices and industry conditions, and other factors that we cannot currently predict. In particular, any future decrease in economic activity in China or in other regions of the world in which we may in the future do business could significantly and adversely affect our results of operations and financial condition. Operating cash flows from our joint venture operating projects can be positively or negatively impacted by changes in coal and methanol prices. These are commodities where market pricing is often volatile in nature.

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

Accounting for Variable Interest Entities and Financial Statement Consolidation Criteria

The joint ventures which we enter into may be considered variable interest entities, or VIEs. We consolidate all VIEs where we are the primary beneficiary. This determination is made at the inception of our involvement with the VIE. We consider both qualitative and quantitative factors and form a conclusion that we, or another interest holder, absorb a majority of the entity’s risk for expected losses, receive a majority of the entity’s potential for expected residual returns, or both. We do not consolidate VIEs where we are not the primary beneficiary. We account for these unconsolidated VIEs under the equity method or cost method of accounting and include our net investment in investments on our consolidated balance sheets. Our equity interest in the net income or loss from our unconsolidated VIEs under the equity method of accounting is recorded in non-operating (income) expense on a net basis on our consolidated statements of operations.

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

The majority of our revenues was derived from the sale of methanol in China. Since we are no longer making methanol at our ZZ Joint Venture Facility, we will no longer be generating revenue from methanol production until we finish repurposing the facility. Since resuming operations in November 2015, Yima continues to recognize revenues from methanol sales, however we will not realize any liquidity until Yima is in a position to distribute profits. We do not have long term offtake agreements for these sales, so revenues fluctuate based on local market spot prices, which have been under significant pressure, and we are unsure of how much longer this will continue. Our liquidity and capital resources will be materially adversely affected if markets remain under pressure, and we are unable to obtain satisfactory prices for these commodities or if prospective buyers do not purchase these commodities.

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

Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2015. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2015.

Notwithstanding the foregoing, there can be no assurance that our disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to disclose material information otherwise required to be set forth in our periodic reports. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the six months ended December 31, 2015 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

We will require substantial additional funding, and our failure to raise additional capital necessary to support and expand our operations could reduce our ability to compete and could harm our business.

As of December 31, 2015, we had $18.4 million in cash and cash equivalents. We currently plan to use our available cash for (i) commercializing our technology and securing orders and associated tasks with developing our business with a prime focus on the markets of syngas for direct replacement of natural gas, syngas for producing substitute natural gas and power; (ii) securing new partners for our technology business; (iii) technology product advancement for power applications and industrial syngas; (iv) general and administrative expenses; and (v) working capital and other general corporate purposes. We intend for the ZZ Joint Venture to sustain itself through its own earnings, funds contributed by Rui Feng and other funding sources, and we are not intending to make additional contributions to the ZZ Joint Venture. Saikong has committed to providing required funding, but we have no assurances that they will honor that commitment, particularly since they did not make their second payment under the SPA in December 2015. If the ZZ Joint Venture does not have adequate funds to repay the ZZ refinanced Working Capital Loan and the ZZ Line of Credit Agreement, and we or Saikong do not make additional capital contributions or loans, the loan will be in default and ZZ Bank will be able to exercise any and all remedies available under the law or the agreements, including the risk of ZZ Bank taking control of the ZZ Joint Venture facility and the forfeiture of our $2.3 million restricted certificate of deposit. In addition, we are required under the ZZ Line of Credit Agreement to repay amount outstanding under the agreement in May 2016, and then the ZZ Bank is required to reissue the notes unless a default is declared. Such a default could result from the failure to make the additional contributions contemplated above, or from the fact the ZZ Joint Venture plant has been shut down since late October 2015 as described above. If the ZZ Bank fails to reissue the notes, as noted above, or declares an event of default, the ZZ Bank is entitled to exercise any and all remedies under the agreement. If the ZZ Joint Venture does not have the funds for, or if Rui Feng does not continue funding, the expansion and repurposing of the facility, we will need to find alternative funding, which would likely result in funding delays. The actual allocation and timing of these expenditures will be dependent on various factors, including changes in our strategic relationships, commodity prices and industry conditions, and other factors that we cannot currently predict. In particular, any future decrease in economic activity in China or in other regions of the world in which we may in the future do business could significantly and adversely affect our results of operations and financial condition. Operating cash flows from our joint venture operating projects can be positively or negatively impacted by changes in coal and methanol prices. These are commodities where market pricing is often volatile in nature.

We have made significant progress recently on partnering our China business through the Tianwo-SES Joint Venture, including through the recently announced projects and progress with ICCDI, and Aluminum Corporation of China for an industrial syngas project, as well as with Dengfeng for a planned 160 MW distributed power generation program initially in Henan Province, China. However, we expect to continue to have negative operating cash flows until we can generate sufficient cash flows from our technology, equipment and services business and SES China (including the ZZ Joint Venture, the Yima Joint Ventures and the Tianwo-SES Joint Venture) to cover our general and administrative expenses and other operating costs. We will also limit the development of any further projects until we have assurances that acceptable financing is available to complete the project. We may pursue the development of selective projects with strong and credible partners or off-takers where we believe equity and debt can be raised or where we believe we can attract a financial partner to participate in the project and where the project would utilize our technology, equipment and services.

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

We have developed two projects in China, the ZZ Joint Venture and the Yima Joint Ventures, and also have our Tianwo-SES Joint Venture. In addition, as part of our business strategy, we plan to enter into other joint ventures or similar transactions, including as part of our business verticals for power, steel and renewables, some of which may be material. These transactions typically involve a number of risks and present financial, managerial and operational challenges, including the existence of unknown potential disputes, liabilities or contingencies that arise after entering into the joint venture related to the counterparties to such joint ventures, with whom we share control. We could experience financial or other setbacks if transactions encounter unanticipated problems due to challenges, including problems related to execution or integration. For example, the ZZ Joint Venture facility is currently shut down due to Xuecheng Energy shutting down a one its coke oven units. In some cases, our joint venture partner has a contractual commitment to provide funding to the joint venture, although we do not have assurances that they will satisfy such obligations. We can give no assurances that Rui Feng will continue to make payments under the agreement to acquire our interests or to make payments to fund the repurposing and expansion of the ZZ Joint Venture facility, for example, Saikong has failed to make a required payment to us in December 2015. In addition, we are required under the ZZ Line of Credit Agreement to repay amount outstanding under the agreement in May 2016, and then the ZZ Bank is required to reissue the notes unless a default is declared. Such a default could result from the failure by Rui Feng to make the additional contributions contemplated above, or from the fact the ZZ Joint Venture plant has been shut down since late October 2015 as described above. If the ZZ Bank fails to reissue the notes, as noted above, or declares an event of default, the ZZ Bank is entitled to exercise any and all remedies under the agreement. Continued economic uncertainty in China could also cause delays or make financing of operations more difficult. Any of these risks could reduce our revenues or increase our expenses, which could adversely affect our results of operations and cash flows.

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

The global economy is currently experiencing a significant contraction, which has impeded our ability and the ability of our partners to obtain financing for our projects. This current decrease and any future decrease in economic activity in the United States, China or in other regions of the world in which we may in the future do business could significantly and adversely affect our results of operations and financial condition in a number of other ways. Any decline in economic conditions may reduce the demand or prices for the production from our plants. Our industry partners and potential customers and suppliers may also experience insolvencies, bankruptcies or similar events. In particular, the market for commodities such as methanol is under significant pressure and we are unsure of how much longer this will continue. As a direct result of these trends, our ability to finance and develop our existing projects, commence any new projects and sell our products may continue to be adversely impacted. In addition, the increased currency volatility could significantly and adversely affect our results of operations and financial condition. Any of the above factors could also adversely affect our ability to access credit or raise capital even if the capital markets improve.

Our liquidity and capital resources are highly dependent on Chinese methanol prices.

The majority of our revenues for our ZZ Joint Venture Facility and Yima historically have been derived from the sale of methanol in China. Since we are no longer making methanol at our ZZ Joint Venture Facility, we will no longer be generating revenue from methanol production until we finish repurposing the facility. Since resuming operations in November 2015, Yima continues to recognize revenues from methanol sales, however we will not realize any liquidity until Yima is in a position to distribute profits. We do not have long term offtake agreements for these sales, so revenues fluctuate based on local market spot prices, which have been under significant pressure, and we are unsure of how much longer this will continue. Our liquidity is also negatively affected if the ZZ Joint Venture plant does not operate due to the reduced methanol pricing or, as is currently the case, the plant is shut down and will therefore have no revenues from methanol sales. Although we are considering various options for these gasifiers due to the pricing of methanol, including repurposing by moving them to a new location, there can be no assurances that we will be able to generate revenues by repurposing the facility or by selling the facility. Our revenues, liquidity and capital resources will be materially adversely affected if markets remain under pressure, and we are unable to obtain satisfactory prices for these commodities or if prospective buyers do not purchase these commodities.

We may be subject to future impairment losses due to potential declines in the fair value of our assets.

During the three months ended December 31, 2014, there was a significant decline in methanol prices in the China commodity market, which put significant pressure on our ZZ Joint Venture plant methanol production margins. As a result, we evaluated both operating assets for potential impairment as of December 31, 2014. Based on this evaluation, we determined that the $32 million carrying value of the ZZ Joint Venture facility was no longer entirely recoverable. Due to this impairment, we wrote down the value of the facility to its estimated fair value of $11 million and recognized an impairment expense of $20.9 million as of December 31, 2014. At December 31, 2015, Rui Feng did not make their second installment payment under the SPA, which we considered that an indicator of impairment. As such, we retained a third party valuation company to performed valuation on the ZZ Joint Venture facility. The results of the valuation indicated that there was no impairment at December 31, 2015. Future impairments may be required if payments under SPA are not received, and if we are unable to complete the repurposing and expansion of the facility.

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

Our operating results and cash flows may fluctuate significantly as a result of a variety of factors, many of which are outside our control. Factors that may affect our operating results and cash flows include: (i) the success of the Tianwo-SES, the Yima Joint Ventures and ZZ Joint Ventures; (ii) our ability to obtain new customers and retain existing customers; (iii) the cost of coal and electricity; (iv) the success and acceptance of our technology; (v) our ability to successfully develop our licensing business verticals for power, steel and renewables, as well as execute on our projects; (vi) the ability to obtain financing for our projects; (vii) shortages of equipment, raw materials or feedstock; (viii) approvals by various government agencies; (ix) the reduction or elimination of methanol sales; (x) the volatility of local Chinese methanol markets; and (xi) general economic conditions as well as economic conditions specific to the energy industry.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information.

None.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. All statements other than statements of historical fact are forward-looking statements. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected. Among those risks, trends and uncertainties are: the completion of the expansion and repurposing of our ZZ Joint Venture plant to produce acetic acid and propionic acid; our ability to successfully expand the ZZ joint venture through our partnership with Rui Feng; the ability of our project with Yima Coal Industry (Group) Co., Ltd. to produce earnings and pay dividends; our ability to develop and expand business of the Tianwo-SES Joint Venture in the joint venture territory; the continued shut down of the ZZ Joint Venture plant; our ability to successfully partner our technology business; our ability to develop our power business unit and marketing arrangement with GE and our other business verticals, including DRI steel, through our marketing arrangement with Midrex Technologies, and renewables; our ability to successfully develop our licensing business; events or circumstances which result in an impairment of assets, including, but not limited to, at our ZZ Joint Venture; our ability to reduce operating costs; our ability to make distributions and repatriate earnings from our Chinese operations; our limited history, and viability of our technology; commodity prices, including in particular methanol, and the availability and terms of financing; our ability to obtain the necessary approvals and permits for future projects; our ability to raise additional capital, if any, and our ability to estimate the sufficiency of existing capital resources; the sufficiency of internal controls and procedures; and our results of operations in countries outside of the U.S., where we are continuing to pursue and develop projects. Although we believe that in making such forward-looking statements our expectations are based upon reasonable assumptions, such statements may be influenced by factors that could cause actual outcomes and results to be materially different from those projected by us. We cannot assure you that the assumptions upon which these statements are based will prove to have been correct.

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

Item 6. Exhibits

Number	Description of Exhibits
10.1	Credit Agreement between Zaozhuang Bank and Synthesis Energy Systems (Zaozhuang) New Gas Co., Ltd. dated November 13, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 17, 2015).
10.2	Synthesis Energy Systems, Inc. 2015 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 20, 2015).
31.1*	Certification of Chief Executive Officer of Synthesis Energy Systems, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer of Synthesis Energy Systems, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer of Synthesis Energy Systems, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2*	Certification of Chief Financial Officer of Synthesis Energy Systems, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

_____________________________

+	Management contract or compensatory plan or arrangement.
*	Filed herewith.

**	In accordance with Rule 406T of Regulation S-T, the XBRL information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNTHESIS ENERGY SYSTEMS, INC.

Date: February 12, 2016	By:	/s/ Robert Rigdon
Robert Rigdon President and Chief Executive Officer

Date: February 12, 2016	By:	/s/ Roger Ondreko
Roger Ondreko Chief Financial Officer

