Form 10-Q
period 2016-03-31
SYNTHESIS ENERGY SYSTEMS INC
filed 2016-05-13
CIK 1375063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

________________

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _______ to: ________

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

Yes ☐ No ☑

As of May 10, 2016 there were 86,963,907 shares of the registrant’s common stock, par value $.01 per share, outstanding.

PART I

Item 1. Financial Statements

SYNTHESIS ENERGY SYSTEMS, INC.

Consolidated Balance Sheets

(In thousands, except per share amount)

	March 31, 2016	June 30, 2015
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$16,699	$22,217
Certificate of deposit- restricted	2,321	1,635
Accounts receivable, net	27	—
Accounts receivable-related party, net	—	705
Prepaid expenses and other currents assets	804	489
Inventory	130	587
Total current assets	19,981	25,633

Property, plant and equipment, net	8,267	10,342
Intangible asset, net	924	939
Investment in joint ventures	34,816	34,815
Other long-term assets	1,725	2,022

Total assets	$65,713	$73,751

LIABILITIES AND EQUITY
Current liabilities:
Accrued expenses and accounts payable	$3,673	$4,348
Accrued expenses and accounts payable- related party	4,980	4,088
Line of credit	3,869	3,271
Short-term bank loan	3,095	3,271

Total current liabilities	15,617	14,978

Commitment and contingencies
Equity:
Preferred stock, $0.01 par value: 20,000 shares authorized – no shares issued and outstanding	—	—
Common stock, $0.01 par value: 200,000 shares authorized: 86,964 and 85,476 shares issued and outstanding, respectively	870	855
Additional paid-in capital	260,725	256,643
Accumulated deficit	(215,349)	(203,866)
Accumulated other comprehensive income	5,339	6,179
Total stockholders’ equity	51,585	59,811
Noncontrolling interests in subsidiaries	(1,489)	(1,038)

Total stockholders’ equity	50,096	58,773

Total liabilities and stockholders’ equity	$65,713	$73,751

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2016	2015

Revenue:
Product sales and other — related parties	$1,027	$2,780
Technology licensing and related services	274	15
Total revenue	1,301	2,795

Costs and Expenses:
Costs of sales and plant operating expenses	1,731	3,874
General and administrative expenses	1,834	2,226
Stock-based compensation expense	526	381
Depreciation and amortization	215	229

Total costs and expenses	4,306	6,710

Operating loss	(3,005)	(3,915)

Non-operating (income) expense:
Foreign currency (gain) loss, net	(20)	20
Interest income	(19)	(33)
Interest expense	79	76

Net loss	(3,045)	(3,978)

Less: Net loss attributable to noncontrolling interests	(70)	(45)

Net loss attributable to stockholders	$(2,975)	$(3,933)

Net loss per share:
Basic and diluted	$(0.03)	(0.05)

Weighted average common shares outstanding:
Basic and diluted	86,903	73,239

See accompanying notes to the consolidated financial statements

SYNTHESIS ENERGY SYSTEMS, INC.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Nine Months Ended March 31,
	2016	2015

Revenue:
Product sales and other — related parties	$4,753	$10,725
Technology licensing and related services	766	166
Total revenue	5,519	10,891
Costs and Expenses:
Costs of sales and plant operating expenses	6,814	14,916
General and administrative expenses	6,580	6,594
Stock-based compensation expense	2,817	1,615
Depreciation and amortization	655	1,373
Impairment of long-lived assets	—	20,914

Total costs and expenses	16,866	45,412

Operating loss	(11,347)	(34,521)

Non-operating (income) expense:
Foreign currency (gain) loss, net	314	(6)
Interest income	(54)	(53)
Interest expense	298	214

Net loss	(11,905)	(34,676)

Less: Net loss attributable to noncontrolling interests	(422)	(634)

Net loss attributable to stockholders	$(11,483)	$(34,042)

Net loss per share:
Basic and diluted	$(0.13)	$(0.47)

Weighted average common shares outstanding:
Basic and diluted	86,713	73,220

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.

Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Net loss, as reported	$(3,045)	$(3,978)	$(11,905)	$(34,676)
Currency translation adjustment	65	(71)	(869)	40
Comprehensive loss	(2,980)	(4,049)	(12,774)	(34,636)
Less comprehensive loss attributable to noncontrolling interests	(68)	(47)	(451)	(633)
Comprehensive loss attributable to the Company	$(2,912)	$(4,002)	$(12,323)	$(34,003)

See accompanying notes to the consolidated financial statements

SYNTHESIS ENERGY SYSTEMS, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended March 31,
	2016	2015

Cash flows from operating activities:
Net loss	$(11,905)	$(34,676)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,817	1,615
Depreciation of property, plant and equipment	486	1,201
Amortization of intangible and other assets	169	172
Impairment of long-lived assets	—	20,914
Foreign currency (gain) loss	314	(6)
Changes in operating assets and liabilities:
Accounts receivable	659	(35)
Prepaid expenses and other current assets	(354)	206
Inventory	420	353
Other long-term assets	94	(247)
Accrued expenses and payables	747	1,202
Net cash used in operating activities	(6,553)	(9,301)
Cash flows from investing activities:
Certificate of deposit- restricted	(771)	(1,627)
Capital expenditures	(20)	(253)
Equity investment in joint ventures	(1)	—
Net cash used in investing activities	(792)	(1,880)
Cash flows from financing activities:
Payments on short-term bank loan	—	(3,253)
Proceeds from short-term bank loan	—	3,254
Payments on revolving line of credit	(3,143)	—
Proceeds from revolving line of credit	3,913	3,254
Proceeds from exercise of stock options, net	280	89
Proceeds from issuance of common stock, net	1,000	—
Net cash provided by financing activities	2,050	3,344
Net decrease in cash	(5,295)	(7,837)

Cash and cash equivalents, beginning of period	22,217	19,407
Effect of exchange rates on cash	(223)	3
Cash and cash equivalents, end of period	$16,699	$11,573

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.

Consolidated Statement of Equity

(In thousands)

(Unaudited)

	Common Stock				Accumulated Other	Non-
	Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Comprehensive Income	controlling Interest	Total
Balance at June 30, 2015	85,476	$855	$256,643	$(203,866)	$6,179	$(1,038)	$58,773
Net loss	—	—	—	(11,483)	—	(422)	(11,905)
Currency translation adjustment	—	—	—	—	(840)	(29)	(869)
Net proceeds from issuance of common stock	1,000	10	990	—	—	—	1,000
Exercise of stock options	372	4	276	—	—	—	280
Stock-based compensation expense	116	1	2,816	—	—	—	2,817
Balance at March 31, 2016	86,964	$870	$260,725	$(215,349)	$5,339	$(1,489)	$50,096

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

(b) Basis of presentation and principles of consolidation

The consolidated financial statements for the periods presented are unaudited. Operating results for the three and nine month periods ended March 31, 2016 are not necessarily indicative of results to be expected for the fiscal year ending June 30, 2016.

The consolidated financial statements are in U.S. dollars. Non-controlling interests in consolidated subsidiaries in the consolidated balance sheets represents minority stockholders’ proportionate share of the equity in such subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto reported in the Company’s Annual Report on Form 10-K for the year ended June 30, 2015. The consolidated financial statements have been prepared in accordance with the rules of the United States Securities and Exchange Commission (“SEC”) for interim financial statements and do not include all annual disclosures required by accounting principles generally accepted in the United States.

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

The following tables provide additional information on the ZZ Joint Venture’s assets and liabilities as of March 31, 2016 and June 30, 2015 which are consolidated within the Company’s consolidated balance sheets (in thousands):

	March 31, 2016
	Consolidated	ZZ Joint Venture (1)	%(2)

Current assets	$19,981	$2,723	14%
Long-term assets	45,732	9,631	21%
Total assets	$65,713	$12,354	19%

Current liabilities	$15,617	$13,757	88%
Equity (Deficit)	50,096	(1,403)	(3)%
Total liabilities and equity	$65,713	$12,354	19%

	June 30, 2015
	Consolidated	ZZ Joint Venture (1)	%(2)

Current assets	$25,633	$3,201	12%
Long-term assets	48,118	11,606	24%
Total assets	$73,751	$14,807	20%

Current liabilities	$14,978	$12,423	83%
Equity	58,773	2,384	4%
Total liabilities and equity	$73,751	$14,807	20%

(1)	Amounts reflect information for the ZZ Joint Venture and exclude intercompany items.

(2)	ZZ Joint Venture’s percentage of the amount on the Company’s consolidated balance sheets.

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

The carrying values of the certificates of deposit, money market funds, short-term debt approximate fair value. The carrying value of the Company’s other financial instruments, including accounts receivable and accounts payable, approximate their fair values.

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

Note 2 – Joint Ventures

Zao Zhuang Joint Venture

Joint Venture Agreement

On July 6, 2006, the Company entered into a cooperative joint venture contract with Shandong Hai Hua Coal & Chemical Company Ltd., or Hai Hua, which established Synthesis Energy Systems (Zao Zhuang) New Gas Company Ltd., or the ZZ Joint Venture, a joint venture company that has the primary purposes of (i) developing, constructing and operating a syngas production plant utilizing the U-GAS® technology in Zao Zhuang City, Shandong Province, China and (ii) producing and selling syngas and the various byproducts of the plant. In August 2012, Hai Hua’s name was changed to Shandong Weijiao Group Xuecheng Energy Company Ltd., or Xuecheng Energy, after a change in control transaction. The Company initially owned 97.6% of the ZZ Joint Venture and Xuecheng Energy owns the remaining 2.4%. As part of the Rui Feng transaction described below, the Company’s interest in the ZZ Joint Venture was reduced to 88% and may be reduced further in the future as described below. The Company consolidates the results of the ZZ Joint Venture in our consolidated financial statements.

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

Effective June 26, 2015, the Company entered into a Share Purchase and Investment Agreement (the “SPA”) with Rui Feng Enterprises Limited (“Rui Feng”), whereby Rui Feng will acquire a controlling interest in Synthesis Energy Systems Investments Inc. (“SESI”), and a wholly owned subsidiary of the Company which owns the Company’s interest in the ZZ Joint Venture.  Under the terms of the SPA, SESI will sell an approximately 61% equity interest to Rui Feng in exchange for $10 million.  This amount shall be paid in four installments through December 2016, with the first installment of approximately $1.6 million paid on June 26, 2015. Since the Company retained control of SESI, the proceeds received from the first installment are accounted for as an equity transaction with no gain or loss recognized. The Company has allocated the proceeds received between additional paid in capital and non-controlling interest based on the interest acquired by Rui Feng and the carrying value of our investment in SESI.

Rui Feng’s second installment payment was due in December 2015 and the third installment was due on or before May 1, 2016, and neither of these installment payments has been made. It is not certain when or if Rui Feng will make any additional required installment payments under the SPA. If Rui Feng continues to fail to make the required installment payments, the Company would be entitled to terminate the agreement and Rui Feng would lose future rights to acquire additional interest in SESI and additional positions on the board of SESI, as well as seek other remedies against Rui Feng. As discussed below, the Company continues to review alternatives for receiving these payments, as well as alternatives for repurposing the ZZ Joint Venture assets.

After each installment payment, Rui Feng shall be entitled to appoint one director on the board of SESI. Currently, Rui Feng has made one installment and has appointed one director to the board of SESI. In the event that four installments are paid, the board shall consist of seven directors, with four appointed by Rui Feng and the balance appointed by SESI.  Rui Feng shall also be entitled to appoint directors of the ZZ Joint Venture as the installment payments are made, such that if all installment payments are made, Rui Feng will have three directors, SESI shall have two directors and Xuecheng Energy shall have one director on the ZZ Joint Venture board.

Rui Feng shall receive equity interest in SESI proportionate to its installment payments.  After the four installment payments have been made, if Rui Feng invests an additional amount of 40 million yuan equivalent, or approximately $6.3 million in U.S. dollars, for the construction of an expansion to the ZZ Joint Venture, Rui Feng will receive an additional 14% interest in SESI, for a total of 75%. If Rui Feng acquires a controlling interest in the subsidiary, the Company will deconsolidate the investment in the subsidiary which holds the investment in the ZZ Joint Venture.

In connection with entering into the SPA, the ZZ Joint Venture, SESI and Rui Feng also entered into a separate Operation and Management Agreement (the “OMA”) with Shandong Saikong Automation Equipment Co. Ltd. (“Saikong”), an affiliate of Rui Feng. Under this agreement, Saikong, is required to fund all losses from the ZZ Joint Venture during the expansion of the facility, and Rui Feng will receive 90% of the profits and losses for the first three years of operations after the completion of the expansion. To date, Saikong has not funded any losses and it is not certain when or if Saikong will fund any ZZ Joint Venture losses.

The original purpose for entering into the SPA and OMA was to repurpose the ZZ Joint Venture facility by refurbishing the existing SES gasification systems to full capacity operation and the syngas was to be used for the production of 100,000 tons per year of acetic acid, as well as a secondary product of propionic acid. It does not appear that the government will approve the production of acetic acid and propionic acid at that location. As such, the Company is looking for other alternatives to repurpose the ZZ Joint Venture facility.

In September 2015, the Company refinanced the ZZ Working Capital Loan (defined below under “-Working Capital Loan Agreement with Zaozhuang Bank Co., Ltd”), in November 2015, the Company refinanced the ZZ Line of Credit Agreement (defined below under “-Line of Credit (Deposit Secured Loan) with Zaozhuang Bank Co, Ltd”). With the shut down of the methanol plant, the ZZ Joint Venture has no earnings. The Company does not intend to provide additional funds to continue to support the current operations. The Company is evaluating alternatives to repurpose the ZZ Joint Venture facility, including the equipment, land, permits and licenses. If it is determined that any of these alternatives have potential for success, the Company may commit funds to the ZZ Joint Venture for the purpose of preserving assets which are deemed critical for the success of the new alternative. The ZZ Joint Venture must repay the ZZ Line of Credit Agreement notes on various dates beginning on May 16, 2016 through May 30, 2016 and the ZZ Bank is obligated to reissue the notes unless a default is declared, which they have the right to do under the ZZ Line of Credit Agreement. In order for the ZZ Joint Venture to repay the ZZ Line of Credit Agreement notes, it must secure necessary financing as it currently does not have the funds to repay the notes. We can make no assurances that the ZZ Joint Venture will be able to secure the necessary financing. If the ZZ Joint Venture is unable to repay the ZZ Line of Credit Agreement notes now or when finally due in November 2016, the ZZ Bank may use any and all remedies available to them, including pursuing the guarantee from Xuecheng Energy (which is limited to $3.1 million as described below), foreclosure proceedings on the ZZ Joint Venture land and buildings and filing a bankruptcy petition against the ZZ Joint Venture.

The ZZ Working Capital Loan Agreement with ZZ Bank is due on August 22, 2016. The Company’s current projections indicate that there will not be adequate funds to repay this debt when due. In the event that the ZZ Joint Venture does not repay ZZ Working Capital Loan Agreement when due, the ZZ Bank may use any and all remedies available to them, including pursuing the guarantee from Xuecheng Energy (which is limited to $3.1 million as described below), foreclosure proceedings on the ZZ Joint Venture land and buildings and filing a bankruptcy petition against the ZZ Joint Venture.

Xuecheng Energy’s combined guarantee for both the ZZ Working Capital Loan and the ZZ Line of Credit Agreement is limited to approximately $3.1 million. The Company does not guarantee either of the facilities.

The ZZ Joint Venture is currently not paying all of its vendor payables. In the event that this continues, the vendors have the right to filing a bankruptcy petition against the ZZ Joint Venture.

As noted above, despite their obligations under the SPA and OMA, there can be no assurances that Rui Feng or Saikong will continue to make their required payments and fund the repurposing and expansion of the ZZ Joint Venture facility. Due to Rui Feng not making their second installment as required under the SPA, the decision to shut down the facility and due to the decline in methanol prices, the Company determined that these were indicators of impairment as of December 31, 2016. While the Company continues to evaluate alternatives for the facility, there are no current reliable cash flow estimates available to perform the first step of the impairment analysis under ASC 360 for long-lived assets. As such, the Company retained a third party to prepare an estimate of the fair value of the ZZ Joint Venture facility as of December 31, 2016. The land and buildings were valued on a market comparison basis, and the equipment was valued on a value in-exchange basis, which assumes the equipment is dismantled, sold and transferred to another site for use. The results of the valuation indicated the estimated fair value exceeded the carrying value of the long-lived assets and therefore no impairment was required at March 31, 2016.

Working Capital Loan Agreement with Zaozhuang Bank Co., Ltd

On October 2, 2014, the ZZ Joint Venture entered into a working capital loan agreement (the “ZZ Working Capital Loan”) with Zaozhuang Bank Co., Ltd. (“ZZ Bank”), and received approximately $3.3 million of loan proceeds, with a maturity of September 23, 2015. On September 22, 2015, the Company refinanced the ZZ Working Capital Loan through August 2016 for approximately $3.1 million.

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

Line of Credit (Deposit Secured Loan) with Zaozhuang Bank Co., Ltd

In October 2014, the ZZ Joint Venture entered two lines of credit with the ZZ Bank for a total of $2.5 million (collectively, the “ZZ Line of Credit Agreement”). In April 2015, the Company repaid the ZZ Line of Credit Agreement and renewed the agreement for $3.3 million under the same terms for an additional six months. In November 2015, the Company repaid $3.3 million of the ZZ Line of Credit Agreement, and refinanced the ZZ Line of Credit Agreement with the ZZ Bank for $3.9 million under the terms below.

Key terms of the refinanced line of credit are as follows:

•	The ZZ Joint Venture is required to deposit 60% of the total face amount, or approximately $2.3 million, to the ZZ Bank for the line of credit as a security deposit;

•	Term of the line of credit now expires on November 11, 2016, provided that the ZZ Joint Venture must repay the notes on various dates beginning on May 16, 2016 through May 30, 2016, however, ZZ Bank is obligated to reissue the notes unless a default is declared;

•	Service fee is 0.05% of the face amount;

•	Xuecheng Energy is the guarantor of the line of credit;

•	Certain assets of the ZZ Joint Venture, including land use rights and the administration building, are pledged as collateral for the line of credit; and

•	Subject to customary events of default which, should one or more of them occur and be continuing, would permit ZZ Bank to declare all amounts owing under the line of credit to be due and payable immediately. Such events of default include, but are not limited to, degradation of profit-making capacity, operating capacity and cash flow capacity.

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

The Yima Joint Venture plant generated its first methanol production in December 2012. The Yima Joint Venture plant’s refined methanol section was fully commissioned in December 2013, and has operated at limited capacity since that date. The plant has a design capacity to produce 377,000 metric tons per year of methanol and expected production capacity of 333,000 metric tons based on normal expected availability from operating two of its three available gasifiers and has achieved 100% peak syngas production levels and 100% peak methanol production levels. This plant is intended to provide a commercial demonstration of the Company’s technology as deployed on a much larger scale than the ZZ Joint Venture plant.

The Yima Joint Venture plant has been operating since the end of 2015 and continues to operate and produce methanol.  The performance test for the gasification plant was conducted in March 2016 and the plant achieved over 100 percent syngas production rates with 99+% carbon conversion.  During the execution of the performance test, the Yima Joint Venture plant achieved all the target figures for the guarantee parameters, including oxygen and coal consumption, carbon conversion and syngas production, and methanol production reached over 900 metric tons per day. The Company received a formal letter of technical acceptance from the Yima Joint Venture in March 2016.

Until May 31, 2013, the Company accounted for its equity interest in the Yima Joint Ventures under the equity method of accounting. Under this method, the Company recorded its proportionate share of the Yima Joint Ventures’ net income or loss based on the Yima Joint Venture’s financial results. As of June 1, 2013, the Company changed to the cost method of accounting because the Company concluded that it is unable to exercise significant influence over the Yima Joint Ventures. The Company’s conclusion regarding its lack of significant influence is due to various circumstances including limited participation in operating and financial policymaking processes and the Company’s limited ability to influence technological decisions. There was no equity in losses of the Yima Joint Ventures recognized for financial reporting purposes for the three and nine month periods ended March 31, 2016 and 2015 since the Company changed from the equity method to the cost method of accounting as of June 1, 2013. At December 31, 2015, the Company evaluated its investment in the Yima Joint Ventures, and the Company concluded that there was no need to impair its investment in the Yima Joint Ventures. Impairment charges in the future for the Yima investment could result if there is any further degradation in methanol prices, if the Yima outage returns or if there are changes in assumptions used to test for recoverability and to determine fair value. The Company will continue to monitor this investment for impairment, and also continues to monitor the basis of accounting for the Yima Joint Ventures. The carrying value of the Company’s interest in the Yima Joint Venture as of March 31, 2016 and June 30, 2015 was $34.8 million.

Tianwo-SES Joint Venture

Joint Venture Contract

On February 14, 2014, SES Asia Technologies Limited, one of the Company’s wholly owned subsidiaries, entered into a Joint Venture Contract (the “JV Contract”) with Zhangjiagang Chemical Machinery Co., Ltd., which subsequently changed its legal name to Suzhou Thvow Technology Co. Ltd. (“STT”), to form Jiangsu Tianwo-SES Clean Energy Technologies Limited (the “Tianwo-SES Joint Venture”). The purpose of the Tianwo-SES Joint Venture is to establish the Company’s gasification technology as the leading gasification technology in the Tianwo-SES Joint Venture territory (which is China, Indonesia, the Philippines, Vietnam, Mongolia and Malaysia) by becoming a leading provider of proprietary equipment for the technology. The scope of the Tianwo-SES Joint Venture is to market and license the Company’s gasification technology via project sublicenses; procurement and sale of proprietary equipment and services; coal testing; and engineering, procurement and research and development related to the technology. STT contributed 53.8 million yuan in April 2014 and is required to contribute an additional 46.2 million yuan within two years of contract execution for a total contribution of 100 million yuan (approximately $15.4 million) in cash to the Tianwo-SES Joint Venture, and owns 65% of the Tianwo-SES Joint Venture. The second capital contribution of 46.2 million yuan was due in April 2016 and was not made. The Company notified SST in writing to determine the status of the payment and has continued to follow up on this issue. If this payment is not made, the Company will consider any and all actions, including restructuring and termination.

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

The JV Contract may be terminated upon, among other things, (i) a material breach of the JV Contract which is not cured, (ii) a violation of the TUCA, (iii) the failure to obtain positive net income within 24 months of establishing the Tianwo-SES Joint Venture or (iv) mutual agreement of the parties. In addition to not having positive net income within 24 months of establishment, there have been other possible breaches of the JV Contract, including the failure of STT to make the required installment payment and possible failures to secure required approvals. The Company is continuing to review all of its options to remedy these issues.

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

The following table presents summarized financial information for the Tianwo-SES Joint Venture (in thousands):

Income Statement data:	Three months Ended March 31, 2016	Three months Ended March 31, 2015	Nine months Ended March 31, 2016	Nine months Ended March 31, 2015
Revenue	$—	$—	$10,114	$—
Operating loss	(352)	(339)	(1,720)	(1,757)
Net loss	(292)	(108)	(1,075)	(1,309)

Balance sheet data:	March 31, 2016	June 30, 2015
Current assets	$9,862	$15,398
Noncurrent assets	7,774	8,120
Current liabilities	4,422	8,434
Equity	13,214	15,084

Tianwo-SES Joint Venture is accounted for under the equity method. The Company’s capital contribution in the formation of the venture was the TUCA, which is an intangible asset. As such, the Company did not record a carrying value at the inception of the venture. Under the equity method of accounting, losses in the venture are not recorded if the losses cause the carrying value to be negative and there is no requirement of the Company to contribute additional capital. Under the Tianwo-SES Joint Venture, the Company is not required to contribute additional capital, therefore the Company is not recognizing losses in the venture, as this would cause the carrying value to be negative. Had the Company recognized its share of the losses related to the venture, the Company would have recognized losses of approximately $102,200 and $37,800 for the quarters ended March 31, 2016 and 2015, respectively, and $376,300 and $458,200 for the nine months ended March 31, 2016 and 2015, respectively. Total cumulative losses would have been approximately $1.3 million.

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

In January and March 2016, the Company authorized the issuance of 225,921 shares of the restricted stock under the 2015 Plan to certain Company employees. 68,564 of the issued restricted stock vested immediately, and the remaining 157,357 shall vest over a four years period. The fair value of the restricted stock was based on the market value as of the date of the awards.

On October 8, 2015, the Company authorized the issuance of 46,875 shares of the restricted stock under the 2005 Plan to certain Company employees, the restricted stock vested immediately and the fair value of the restricted stock was based on the market value as of the date of the awards. No future awards will be made under the 2005 Plan due to its expiration.

Restricted stock activity during the nine months ended March 31, 2016 under the 2015 Plan and 2005 Plan was as follows:

	Total Plans	2015 Plan	2005 Plan
	UnvestedShares of Restricted Stock	Unvested Shares of Restricted Stock	Unvested Shares of Restricted Stock

Unvested shares outstanding at June 30, 2015	—	—	—
Granted	272,796	225,921	46,875
Vested	(115,439)	(68,564)	(46,875)
Unvested shares outstanding at March 31, 2016	157,357	157,357	—

Stock option activity during the nine months ended March 31, 2016 under the 2015 Plan and 2005 Plan was as follows:

	Total Plans	2015 Plan	2005 Plan
	Shares of Common Stock underlying Stock Options	Shares of Common Stock underlying Stock Options	Shares of Common Stock Underlying Stock Options

Outstanding at June 30, 2015	9,302,825	—	9,302,825
Granted	1,295,733	1,295,733	—
Exercised	(372,414)	—	(372,414)
Forfeited	(25,000)	—	(25,000)
Outstanding at March 31, 2016	10,201,144	1,295,733	8,905,411
Exercisable at March 31, 2016	8,878,092	323,931	8,554,161

The fair values of the stock options issued during the nine months ended March 31, 2016 was estimated at the date of grant using Black-Scholes-Morton model with the following weighted-average assumptions:

Risk-free rate of return	1.46%
Expected life of award (years)	5.2
Expected dividend yield	0.00%
Expected volatility of stock	90%
Weighted-average grant date fair value	$0.62

In July 2015, the Company modified the exercise price of certain warrants to purchase 1 million shares of common stock from $2.16 to $1.00 per share, which were immediately exercised by the warrant holder. Concurrent with modification, the Company granted the warrant holder replacement warrants to purchase 1 million common shares at $2.16 per share. The incremental fair value of the modified warrants was approximately $0.2 million and the fair value of the replacement warrants was approximately $0.4 million. The Company recognized $0.6 million of stock compensation expense related to the modification and issuance of the replacement warrants.

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

The fair value of the warrant issued during the nine months ended March 31, 2016 was estimated at the date of grant using Black-Scholes-Morton model with the following weighted-average assumptions:

Risk-free rate of return	1.41%
Expected life of award (years)	5.91
Expected dividend yield	0.00%
Expected volatility of stock	92%
Weighted-average grant date fair value	$0.60

Stock warrant activity during the nine months ended March 31, 2016 were as follows:

Shares of Common Stock Underlying Stock Warrants

Outstanding at June 30, 2015	8,999,759
Granted	1,915,073
Exercised	(1,000,000)
Outstanding at March 31, 2016	9,914,832

The Company recognizes the stock-based compensation expense related to the Incentive Plans awards and warrants over the requisite service period. The following table presents stock based compensation expense attributable to stock option and restricted stock awards issued under the Incentive Plans and attributable to warrants issued to investors and consulting firms as compensation (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015

Incentive Plans	$380	$381	$688	$895
Warrants	146	—	2,129	720
Total stock-based compensation expense	$526	$381	$2,817	$1,615

Note 5 – Net Loss Per Share

Historical net loss per share of common stock is computed using the weighted average number of shares of common stock outstanding. Basic loss per share excludes dilution and is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Stock options, warrants and unvested restricted stock are the only potential dilutive share equivalents the Company had outstanding for the periods presented. For the three and nine months ended March 31, 2016 and 2015, options and warrants to purchase common stock excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive as the Company incurred net losses during those periods, amounted to 20,115,976 and 16,877,793, respectively.

Note 6 – Risks and Uncertainties

As of March 31, 2016, the Company had $16.7 million in cash and cash equivalents. The Company currently plans to use available cash for (i) commercializing the Company’s technology and securing orders and associated tasks with developing our business with a prime focus on the markets of syngas for direct replacement of natural gas, syngas for producing substitute natural gas and power; (ii) securing new partners for the Company’s technology business; (iii) technology product advancement for power applications and industrial syngas; (iv) general and administrative expenses; and (v) working capital and other general corporate purposes. The global economy is currently experiencing a significant contraction which has seriously impeded the ability of the Company and its partners to obtain financing for projects. Any future decrease in economic activity in China, India or in other regions of the world, in which the Company may in the future do business, could significantly and adversely affect its results of operations and financial condition in a number of other ways. Any decline in economic conditions may reduce the demand for prices from the products from our plants, thus the Company’s ability to finance and develop its existing projects, commence any new projects and sell its products could be adversely impacted.

With the shut down of the methanol plant, the ZZ Joint Venture has no earnings. The Company does not intend to provide additional funds to continue to support the current operations. The Company is evaluating alternatives to repurpose the ZZ Joint Venture facility, including the equipment, land, permits and licenses. If it is determined that any of these alternatives have potential for success, the Company may commit funds to the ZZ Joint Venture for the purpose of preserving assets which are deemed critical for the success of the new alternative. The ZZ Joint Venture is currently not paying all of its vendor payables, which is a breach of contract under the ZZ Cooperation Agreement. In the event that this continues, the vendors have a right to filing a bankruptcy petition against the ZZ Joint Venture. Saikong has committed to providing required funding, but the Company has no assurances that they will honor that commitment, and has not provided any of the requested funding as of March 31, 2016. If the ZZ Joint Venture does not have adequate funds to repay the refinanced ZZ Working Capital Loan and the ZZ Line of Credit Agreement, and the Company or Saikong does not make additional capital contributions or loans, or the ZZ Joint Venture is unable to obtain necessary financing, the loan will be in default and ZZ Bank will be able to exercise any and all remedies available under the law or the agreements, including the risk of ZZ Bank taking control of the ZZ Joint Venture facility and the forfeiture of the Company’s $2.3 million restricted certificate of deposit. If the ZZ Joint Venture does not have the funds for, or if Rui Feng does not continue funding, the expansion and repurposing of the facility, the Company will need to find alternative funding, which would likely result in funding delays. In addition, the ZZ Joint Venture is required under the ZZ Line of Credit Agreement to repay amount outstanding under the agreement on various dates beginning on May 16, 2016 through May 30, 2016, and then the ZZ Bank is required to reissue the notes unless a default is declared. Such a default could result from the failure to make the additional contributions contemplated above, or from the fact the ZZ Joint Venture plant has been shut down since late October 2015 as described above. If the ZZ Bank fails to reissue the notes, as noted above, or declares an event of default, the ZZ Bank is entitled to exercise any and all remedies under the agreement. A default, if not cured or waived, could result in all indebtedness outstanding becoming immediately due and payable. If that should occur, the ZZ Joint Venture may not be able to pay all such debt or borrow sufficient funds to refinance it. Even if new financing were then available, it may not be on terms that are acceptable to the ZZ Joint Venture. If the ZZ Joint Venture is unable to repay the ZZ Line of Credit Agreement notes now or when finally due in November 2016, the ZZ Bank may use any and all remedies available to them, including pursuing the guarantee from Xuecheng Energy (which is limited to $3.1 million), foreclosure proceedings on the ZZ Joint Venture land and buildings and filing a bankruptcy petition against the ZZ Joint Venture.

There have been several possible breaches under the Tianwo-SES Joint Venture agreement by STT. The JV Contract may be terminated upon, among other things, (i) a material breach of the JV Contract which is not cured, (ii) a violation of the TUCA, (iii) the failure to obtain positive net income within 24 months of establishing the Tianwo-SES Joint Venture or (iv) mutual agreement of the parties. In addition to not having positive net income within 24 months of establishment, there have been other possible breaches of the JV Contract, including the failure of STT to make the required installment payment and possible failures to secure required approvals. The Company is continuing to review all of its options to remedy these issues.

During the quarter ended December 31, 2015, the decline in methanol prices in the China commodity market put pressure on our ZZ and Yima Joint Venture plant methanol production margins. As a result, the Company evaluated both of these assets for impairment. At March 31, 2016, there are no indications of impairment. Additional impairment charges in the future for the Yima investment could result if there is any further degradation in methanol prices, if the Yima outage persists or if there are changes in assumptions used to test for recoverability and to determine fair value. The Company will continue to monitor this for impairment.

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

The Company is subject to concentration of credit risk with respect to our cash and cash equivalents, which it attempts to minimize by maintaining cash and cash equivalents with major high credit quality financial institutions. At times, the Company’s cash balances in a particular financial institution may exceed limits that are insured by the U.S. Federal Deposit Insurance Corporation or equivalent agencies in foreign countries and jurisdictions such as Hong Kong. As of March 31, 2016, the Company has $16.7 million in cash and cash equivalents, of which $0.7 million is held in Chinese based bank accounts. As of March 31, 2016, the Company’s $2.3 million certificate of deposit – restricted is held in Chinese based bank accounts. While the Company is generally able to pay intercompany obligations from these bank accounts, there are more stringent requirements on the distribution of earnings.

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

The following table presents statements of operations data and assets by segment (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Revenue:
SES China	$1,247	$2,795	$5,162	$10,891
Technology licensing and related services	54	—	357	—
Total revenue	$1,301	$2,795	$5,519	$10,891

Depreciation and amortization:
SES China	$164	$177	$502	$1,219
Technology licensing and related services	51	51	153	151
Corporate & other	—	1	—	3
Total depreciation and amortization	$215	$229	$655	$1,373
Operating income (loss):
SES China	$(698)	$(1,614)	$(3,925)	$(27,776)
Technology licensing and related services	(557)	(800)	(1,172)	(2,040)
Corporate & other	(1,750)	(1,501)	(6,250)	(4,705)
Total operating loss	$(3,005)	$(3,915)	$(11,347)	$(34,521)
Interest expense:
SES China	$79	$76	$298	$214
Total interest expense	$79	$76	$298	$214

	March 31, 2016	June 30, 2015
Assets:
SES China	$46,141	$50,220
Technology licensing and related services	872	886
Corporate & other	18,700	22,645
Total assets	$65,713	$73,751

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

Our technology can cleanly and economically extract carbon and hydrogen from most types of coal resources, coal wastes and renewable forms of biomass and municipal wastes. This carbon and hydrogen are extracted by reacting coal with oxygen to form a synthetic gas, otherwise known as syngas. Syngas can be used as a substitute for natural gas in many industries such as aluminum, ceramics, glass and others that burn natural gas for industrial heat energy. In addition, syngas can be readily converted into a wide range of energy and chemical products. These products include, but are not limited to, electric power, synthetic natural gas (“SNG”), transportation fuels such as gasoline, diesel and jet fuel, chemicals such as methanol, olefins, and glycols, ammonia and urea for agricultural fertilizers and feedstocks for use in the direct reduction of iron (“DRI”) for steel production. Our technology is one of several gasification technologies which have been used successfully in industrial applications for many years. However, our technology is meaningfully differentiated over these older forms of gasification primarily through its ability to create clean and economical syngas from most forms of coal resources—from the lowest quality brown coals and lignites, high ash sub-bituminous coals and including the highest quality bituminous and anthracite coals—as well as biomass and other renewable waste materials. Our XL3000 gasification system was introduced in October 2014. It is specifically targeted to provide higher syngas capacity and delivery pressure with lower capital costs, while maintaining high syngas generation efficiency on both high and low quality coals. The XL3000 is targeted to deliver efficiency and economy in performance required to meet the needs of the wide range of the world's syngas projects: distributed power, direct reduced iron, or DRI, steelmaking, industrial chemicals, fertilizers, SNG, and transportation fuels. The XL3000 gasification system delivers approximately 250% higher syngas capacity than our previous designs with delivery pressures up to 55 bar pressure.

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

In November 2015 we announced the signing of a Global Business and Market Development Alliance with China Coal Research Institute (“CCRI”), a subsidiary of China Coal Technology & Engineering Group Corporation (“CCTEG”). The agreement is intended to deliver global clean energy technology projects that dovetail with the Chinese government's One Belt, One Road "Going Out" strategy and use our gasification technology. CCRI is the group designated to provide technical expertise for CCTEG to evaluate and prepare global project opportunities for coal gasification and related downstream technologies. We and CCRI have aligned the goals and competitive capabilities of each company to focus on clean energy and chemical projects exclusively based on our technology.

In March 2016, we entered a strategic Joint Project Development and Investment Agreement with China Environment State Investment Co., Ltd. (“CESI”). CESI is a state-owned enterprise established in Beijing under the China Ministry of Environmental Protection that is charged with, and funded to, develop and invest in the energy conservation and environmental protection industry. We and CESI have agreed to develop, jointly invest, and build a total of no less than 20 projects using our gasification technology over the next five years. Further, we and CESI are targeting to bring a minimum of two projects through development within 12 months. Equity in the projects for investment by us and CESI is expected to be owned 51% by CESI, and 49% by us through our wholly owned Hong Kong subsidiary, SES Clean Energy Investment Holdings Limited. We and CESI have identified a pipeline of potential projects and intend to focus initially on four target projects: an industrial fuel syngas project in Inner Mongolia for an industrial park, which is intended to be further expanded in Phase 2 to provide compressed natural gas and liquefied natural gas for transportation fuels; an industrial hydrogen and fuel syngas project in Shandong Province; and two industrial park syngas projects, in Shandong and Hebei provinces. The projects vary in size and the estimated total installed costs of the four projects range between $75 million to over $400 million per project.

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

Results of Operations

Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

Revenue. Total revenue was $1.3 million for the three months ended March 31, 2016 compared to $2.8 million for the three months ended March 31, 2015.

Our ZZ Joint Venture sold 4,524 metric tons of methanol from inventory and generated approximately $1 million of revenue during the three months ended March 31, 2016 compared with 10,584 metric tons of methanol sold and generated approximately $2.8 million of revenue during the three months ended March 31, 2015. The decrease in revenue was primarily due to the shutdown of our ZZ Joint Venture’ production of methanol in late October 2015. Xeucheng Energy permanently shut down one of its two operating coke oven units in late October 2015, and the ZZ Joint Venture requires both coke oven units to produce an adequate supply to operate the ZZ Joint Venture methanol unit.

Technology licensing and related services revenue was $0.3 million for the three months ended March 31, 2016 compared to $15,000 for the three months ended March 31, 2015. This increase resulted from technical consulting and engineering services provided to our TSEC Joint Venture.

Costs of sales and plant operating expenses. Costs of sales and plant operating expenses decreased by $2.2 million to $1.7 million for the three months ended March 31, 2016 compared to $3.9 million for the three months ended March 31, 2015. The decrease was primarily due to the shutdown of ZZ Joint Venture’s production of methanol in October 2015.

General and administrative expenses. General and administrative expenses decreased by $0.4 million to $1.8 million for the three months ended March 31, 2016 compared to $2.2 million for the three months ended March 31, 2015. The decrease was primarily related to a valuation adjustment of approximately $0.3 million on our ZZ Joint Venture’s methanol inventory. Recurring general and administrative expenses consist primarily of compensation, professional and consulting fees, travel, and other costs of our corporate, development and administrative functions in Houston and Shanghai, and project and technical development expenses.

Stock-based compensation expense. Stock-based compensation expense increased by $0.1 million to $0.5 million for the three months ended March 31, 2016 compared to $0.4 million for the three months ended March 31, 2015. Stock-based compensation expense relates to the expensing of the estimated fair values of stock options, restricted stock awards and stock warrants awarded to consulting firms, directors and employees during the period. The increase was due primarily to the additional stock-based compensation related to stock options and restricted stock awards issued to directors and employees during the three months ended March 31, 2016.

Depreciation and amortization expense. Depreciation and amortization expense was $0.2 million for both the three months ended March 31, 2016 and 2015 and was primarily related to the depreciation of our ZZ Joint Venture plant’s assets.

Foreign currency loss. Foreign currency gain was $ 20,000 for the three months ended March 31, 2016 compared to foreign currency loss of $20,000 for the three months ended March 31, 2015. These amounts resulted from the appreciation or depreciation (as applicable) of the Renminbi Yuan relative to the U.S. dollar.

Interest expense. Interest expense was $79,000 for the three months ended March 31, 2016 compared to $76,000 for the three months ended March 31, 2015. Our interest expense related to the ZZ Line Of Credit Agreement and the ZZ Working Capital Loan with ZZ Bank.

Nine Months Ended March 31, 2016 Compared to the Nine Months Ended March 31, 2015

Revenue. Total revenue decreased to $5.5 million for the nine months ended March 31, 2016 compared to $10.9 million for the nine months ended March 31, 2015.

Our ZZ Joint Venture sold 18,112 metric tons of methanol and generated approximately $4.8 million of revenue during the nine months ended March 31, 2016, compared with 35,702 metric tons of methanol sold and generated approximately $10.7 million of revenue during the nine months ended March 31, 2015. The decrease in revenue was primarily due to the shutdown of our ZZ Joint Venture’ production of methanol in late October 2015. Xeucheng Energy permanently shut down one of its two operating coke oven units in late October 2015, and the ZZ Joint Venture requires both coke oven units to operate the ZZ Joint Venture methanol unit.

Technology licensing and related services revenue increased by $0.6 million to $0.8 million for the nine months ended March 31, 2016, compared to $0.2 million for the nine months ended March 31, 2015. The increase was due primarily to the technical consulting and engineering services provided to three customers during the nine months ended March 31, 2016.

Costs of sales and plant operating expenses. Costs of sales and plant operating expenses decreased by $8.1 million to $ 6.8 million for the nine months ended March 31, 2016 compared to $14.9 million for the nine months ended March 31, 2015. The decrease was primarily due to the shutdown of ZZ Joint Venture’s production of methanol in October 2015.

General and administrative expenses. General and administrative expenses was $6.6 million for both the nine months ended March 31, 2016 and 2015. Recurring general and administrative expenses consist primarily of compensation, professional and consulting fees, travel, and other costs of our corporate, development and administrative functions in Houston and Shanghai, and project and technical development expenses.

Stock-based compensation expense. Stock-based compensation expense increased by $1.2 million to $2.8 million for the nine months ended March 31, 2016 compared to $1.6 million for the nine months ended March 31, 2015. The increase was due primarily to approximately $0.6 million recognized for the modification and replacement of warrants in July 2015, in addition to the expensing of approximately $0.7 million in the fair value of stock warrants issued in May 2015 to TRW.

Depreciation and amortization expense. Depreciation and amortization expense decreased by $0.7 million to $0.7 million for the nine months ended March 31, 2016 compared to $1.4 million for the nine months ended March 31, 2015 and was primarily related to depreciation of our ZZ Joint Venture’s plant assets. The decrease was due primarily to the lower carrying value of our ZZ Joint Venture Facility due to the impairment which was recognized in the quarter ended December 31, 2014.

Impairment of ZZ Joint Venture Plant. Impairment of the ZZ Joint Venture Plant was recognized for the nine months ended March 31, 2015 of approximately $20.9 million and no impairment was recognized for the nine months ended March 31, 2016. (See “–Current Operations and Projects – Zao Zhuang Joint Venture”).

Foreign currency (gain) loss. Foreign currency loss was $0.3 million for the nine months ended March 31, 2016 compared to foreign currency gain $6,000 for the nine months ended March 31, 2015. These amounts resulted from the depreciation or appreciation of the Renminbi Yuan relative to the U.S. dollar. The $0.3 million foreign currency loss for nine months ended March 31, 2016 primarily resulted from the 6% depreciation of the yuan relative to the U.S. dollar during the nine months ended March 31, 2016.

Interest expense. Interest expense increased to $0.3 million for the nine months ended March 31, 2016 compared to $0.2 million for the nine months ended March 31, 2015. Our interest expense relates to the ZZ Line Of Credit Agreement and the ZZ Working Capital Loan with ZZ Bank. The increase was primarily due to higher principal amount outstanding on the Line Of Credit Agreement for the nine months ended March 31, 2016.

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

As described below under “-Current Operations and Projects – Zao Zhuang Joint Venture”, effective June 26, 2015, the we entered into an SPA with Rui Feng, whereby Rui Feng was to acquire a controlling interest in SESI, a wholly owned subsidiary of which we owns our interest in the ZZ Joint Venture.  Under the terms of the SPA, SESI will sell an approximately 61% equity interest to Rui Feng in exchange for $10 million.  Rui Feng’s second installment payment was due in December 2015 and the third installment was due on or before May 1, 2016, and neither of these installment payments has been made. It is not certain when or if Rui Feng will make any additional required installment payments under the SPA.

In connection with entering into the SPA, the ZZ Joint Venture, SESI and Rui Feng also entered into a separate Operation and Management Agreement (the “OMA”) with Shandong Saikong Automation Equipment Co. Ltd. (“Saikong”), an affiliate of Rui Feng. Under this agreement, Saikong is required to fund all losses from the ZZ Joint Venture during the expansion of the facility, and Rui Feng will receive 90% of the profits and losses for the first three years of operations after the completion of the expansion. To date, Saikong has not funded any of the ZZ Joint Venture losses and it is not certain when or if Saikong will fund any ZZ Joint Venture losses.

As of March 31, 2016, we had $16.7 million in cash and cash equivalents and $4.4 million of working capital available to us.

•	Operating Activities: During the nine months ended March 31, 2016, we used $6.5 million in cash for operating activities compared to $9.3 million for the nine months ended March 31, 2015.
•	Investing Activities: During the nine months ended March 31, 2016, we used an additional $0.8 million for the certificate of deposit required by the renewal of the ZZ Line of Credit Agreement with ZZ Bank. In addition, we used $20,000 in cash for capital expenditures related to the ZZ Joint Venture Facility during the nine months ended March 31, 2016, compared with $0.3 million for capital expenditures related to the ZZ Joint Venture Facility for the nine months ended March 31, 2015.
•	Financing Activities: For the nine months ended March 31, 2016, we used $3.1 million in financing activities to repay the ZZ Bank for line of credit agreement and we received $3.9 million for the Line of Credit Agreement from ZZ Bank. In addition, we received proceeds of $1 million from the exercise of stock warrants and $0.3 million from the exercise of stock options.

The majority of our revenues have been derived from the sale of methanol in China. Since we are no longer making methanol at our ZZ Joint Venture Facility, we will no longer be generating revenue from methanol production until we finish repurposing the facility.

We currently plan to use our available cash for (i) commercializing our technology and securing orders and associated tasks with developing our business with a prime focus on the markets of syngas for direct replacement of natural gas, syngas for producing substitute natural gas and power; (ii) securing new partners for our technology business; (iii) technology product advancement for power applications and industrial syngas (iv) general and administrative expenses; and (v) working capital and other general corporate purposes. We intend for the ZZ Joint Venture to sustain itself through its own earnings, funds contributed by Rui Feng and other funding sources. We do not intend to provide additional funds to continue to support the current operations. We are evaluating alternatives to repurpose the ZZ Joint Venture facility, including the equipment, land, permits and licenses. If it is determined that any of these alternatives have potential for success, we may commit funds to the ZZ Joint Venture for the purpose of preserving assets which are deemed critical for the success of the new alternative, and we may provide additional funding to the ZZ Joint Venture if there is a viable project going forward, although we are currently not intending to make additional contributions to the ZZ Joint Venture. Saikong has committed to providing required funding, but we have no assurances that they will honor that commitment, particularly since they did not make their second payment due in December 2015 and their third payment due on May 1, 2016 under the SPA. If the ZZ Joint Venture does not have adequate funds to repay the ZZ Working Capital Loan and the ZZ Line of Credit Agreement, and we or Saikong do not make additional capital contributions or loans, or the ZZ Joint Venture is unable to obtain necessary financing, the loan will be in default and ZZ Bank will be able to exercise any and all remedies available under the law or the agreements, including the risk of ZZ Bank taking control of the ZZ Joint Venture facility and the forfeiture of our $2.3 million restricted certificate of deposit. In addition, the ZZ Joint Venture is required under the ZZ Line of Credit Agreement to repay amount outstanding under the agreement on various dates beginning on May 16, 2016 through May 30, 2016, and then the ZZ Bank is required to reissue the notes unless a default is declared. In order for the ZZ Joint Venture to repay the ZZ Line of Credit Agreement notes, it must secure financing as it currently does not have the funds to repay the notes. We can make no assurances that the ZZ Joint Venture will be able to secure the necessary financing. If the ZZ Joint Venture is unable to repay the ZZ Line of Credit Agreement notes now or when finally due in November 2016, the ZZ Bank may use any and all remedies available to them, including pursuing the guarantee from Xuecheng Energy (which is limited to $3.1 million as described below), foreclosure proceedings on the ZZ Joint Venture land and buildings and filing a bankruptcy petition against the ZZ Joint Venture.

The ZZ Working Capital Loan Agreement with ZZ Bank is due on August 22, 2016. Our current projections indicate that there will not be adequate funds to repay this debt when due. In the event that the ZZ Joint Venture does not repay ZZ Working Capital Loan Agreement when due, the ZZ Bank may use any and all remedies available to them, including pursuing the guarantee from Xuecheng Energy (which is limited to $3.1 million as described below), foreclosure proceedings on the ZZ Joint Venture land and buildings and filing a bankruptcy petition against the ZZ Joint Venture.

The ZZ Joint Venture is currently not paying all of its vendor payables. In the event that this continues, the vendors have the right to filing a bankruptcy petition against the ZZ Joint Venture.

Working Capital Loan Agreement with Zaozhuang Bank Co., Ltd

On October 2, 2014, the ZZ Joint Venture entered into a working capital loan agreement (the “ZZ Working Capital Loan”) with Zaozhuang Bank Co., Ltd. (“ZZ Bank”), and received approximately $3.3 million of loan proceeds, with a maturity of September 23, 2015. On September 22, 2015, we refinanced the ZZ Working Capital Loan through August 22, 2016 for approximately $3.1 million.

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

Line of Credit (Deposit Secured Loan) with Zaozhuang Bank Co., Ltd

In October 2014, the ZZ Joint Venture entered two lines of credit with the ZZ Bank for a total of $2.5 million (collectively, the “ZZ Line of Credit Agreement”). In April 2015, we repaid the ZZ Line of Credit Agreement and renewed the agreement for $3.3 million under the same terms for an additional six months. In November 2015, we repaid $3.1 million of the ZZ Line of Credit Agreement, and refinanced the ZZ Line of Credit Agreement with the ZZ Bank for $3.9 million under the terms below.

Key terms of the refinanced line of credit are as follows:

•	The ZZ Joint Venture is required to deposit 60% of the total face amount, or approximately $2.3 million, to the ZZ Bank for the line of credit as a security deposit;

•	Term of the line of credit now expires on November 11, 2016, provided that the ZZ Joint Venture must repay the notes on various dates beginning on May 16, 2016 through May 30, 2016, and ZZ Bank is obligated to reissue the notes unless a default is declared;

•	Service fee is 0.05% of the face amount;

•	Xuecheng Energy is the guarantor of the line of credit;

•	Certain assets of the ZZ Joint Venture, including land use rights and the administration building, are pledged as collateral for the line of credit; and

•	Subject to customary events of default which, should one or more of them occur and be continuing, would permit ZZ Bank to declare all amounts owing under the line of credit to be due and payable immediately. Such events of default include, but are not limited to, degradation of profit-making capacity, operating capacity and cash flow capacity.

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

Effective June 26, 2015, we entered into a Share Purchase and Investment Agreement (the “SPA”) with Rui Feng Enterprises Limited (“Rui Feng”), whereby Rui Feng will acquire a controlling interest in Synthesis Energy Systems Investments Inc. (“SESI”), a wholly owned subsidiary, which owns our interest in the ZZ Joint Venture.  Under the terms of the SPA, SESI will sell an approximately 61% equity interest to Rui Feng in exchange for $10 million.  This amount shall be paid in four installments through December 2016, with the first installment of approximately $1.6 million paid on June 26, 2015. Since we retained control of SESI, the proceeds received from the first installment are accounted for as an equity transaction with no gain or loss recognized. We have allocated the proceeds received between additional paid in capital and non-controlling interest based on the interest acquired by Rui Feng and the carrying value of our investment in SESI.

Rui Feng’s second installment payment was due in December 2015 and the third installment was due on or before May 1, 2016, and neither of these installment payments has been made. It is not certain when or if Rui Feng will make any additional required installment payments under the SPA. If Rui Feng continues to fail to make the required installment payments, we would be entitled to terminate the agreement and Rui Feng would lose future rights to acquire additional interest in SESI and additional positions on the board of SESI, as well as seek other remedies against Rui Feng. As discussed below, we continue to review alternatives for receiving these payments, as well as alternatives for repurposing the ZZ Joint Venture assets.

After each installment payment, Rui Feng shall be entitled to appoint one director on the board of SESI. Currently, Rui Feng has made one installment and has appointed one director to the board of SESI. In the event that four installments are paid, the board shall consist of seven directors, with four appointed by Rui Feng and the balance appointed by SESI.  Rui Feng shall also be entitled to appoint directors of the ZZ Joint Venture as the installment payments are made, such that if all installment payments are made, Rui Feng will have three directors, SESI shall have two directors and Xuecheng Energy shall have one director on the ZZ Joint Venture board.

Rui Feng shall receive equity interest in SESI proportionate to its installment payments.  After the four installment payments have been made, if Rui Feng invests an additional amount of 40 million yuan equivalent, or approximately $6.3 million in U.S. dollars, for the construction of an expansion to the ZZ Joint Venture, Rui Feng will receive an additional 14% interest in SESI, for a total of 75%. If Rui Feng acquires a controlling interest in the subsidiary, we will deconsolidate the investment in the subsidiary which holds the investment in the ZZ Joint Venture.

In connection with entering into the SPA, the ZZ Joint Venture, SESI and Rui Feng also entered into a separate Operation and Management Agreement (the “OMA”) with Shandong Saikong Automation Equipment Co. Ltd. (“Saikong”), an affiliate of Rui Feng. Under this agreement, Saikong, is required to fund all losses from the ZZ Joint Venture during the expansion of the facility, and Rui Feng will receive 90% of the profits and losses for the first three years of operations after the completion of the expansion. To date, Saikong has not funded any losses and it is not certain when or if Saikong will fund any ZZ Joint Venture losses.

The original purpose for entering into the SPA and OMA was to repurpose the ZZ Joint Venture facility by refurbishing the existing SES gasification systems to full capacity operation and the syngas was to be used for the production of 100,000 tons per year of acetic acid, as well as a secondary product of propionic acid. It does not appear that the government will approve the production of acetic acid and propionic acid at that location. As such, the Company is looking for other alternatives to repurpose the ZZ Joint Venture facility.

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

Furthermore, since Rui Feng did not make their second installment as required under the SPA in December 2015, the decision to shut down the facility and due to the decline in methanol prices, we determined that these were indicators of impairment. While we continue to evaluate alternatives for the facility there are no current reliable cash flow estimates available to perform the first step of the impairment analysis under ASC 360 for long-lived assets. As such in February 2016, we retained a third party to prepare an estimate of the fair value of the ZZ Joint Venture facility. The land and buildings were valued on a market comparison basis, and the equipment was valued on a value in-exchange basis, which assumes the equipment is dismantled, sold and transferred to another site for use. The results of the valuation indicated the estimated fair value exceeded the carrying value of the long-lived assets and therefore no impairment was required at December 31, 2015. During the quarter ended March 31, 2016, we continued to evaluate alternatives for the ZZ Joint Venture facility, however, we have concluded that as of March 31, 2016 there were no indicators of impairment. We have not declared a default under the SPA, as we continue to work on alternatives for the facility. As of March 31, 2016 and June 30, 2015, the carrying value of the ZZ Joint Venture facility was $8.3 million and $10.3 million, respectively.

Yima Joint Ventures

In August 2009, we entered into amended joint venture contracts with Yima, replacing the prior joint venture contracts entered into in October 2008 and April 2009. The joint ventures were formed for each of the gasification, methanol/methanol protein production, and utility island components of the plant, or collectively, the Yima Joint Ventures. The amended joint venture contracts provide that: (i) we and Yima contribute equity of 25% and 75%, respectively, to the Yima Joint Ventures; (ii) Yima will guarantee the repayment of loans from third party lenders for 50% of the project’s cost and, if debt financing is not available, Yima is obligated to provide debt financing via shareholder loans to the project until the project is able to secure third-party debt financing; and (iii) Yima will supply coal to the project from a mine located in close proximity to the project at a preferential price subject to a definitive agreement to be subsequently negotiated. In connection with entering into the amended contracts, we and Yima, contributed remaining cash equity contributions of $29.3 million and $90.8 million, respectively, to the Yima Joint Ventures during the three months ended September 30, 2009. We and Yima shall share the profits, and bear the risks and losses, of the joint ventures in proportion to our respective ownership interests.

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

The Yima Joint Venture plant generated its first methanol production in December 2012. The Yima Joint Venture plant’s refined methanol section was fully commissioned in December 2013, and has operated at limited capacity since that date. The plant has a capacity to produce 377,000 metric tons per year of methanol and expected production capacity of 333,000 metric tons based on normal expected availability from operating two of its three available gasifiers and has achieved 100% peak syngas production levels and 100% peak methanol production levels. This plant is intended to provide a commercial demonstration of our technology as deployed on a much larger scale than the ZZ Joint Venture plant.

In August 2015, the Yima Joint Ventures shut down plant operation due to a lack of coal supply from Yima Coal Industrial Group, which has been encountering a reduction in coal production and coal quality issues. Henan Energy and Chemical Industry Group (“Henan”), secured a coal contract in December 2015 and the Yima Joint Venture Plant is currently operational.

The Yima Joint Venture Plant has been operating since the end of 2015 and continues to operate and produce methanol.  The Performance test for the gasification plant was conducted in March 2016 and the plant achieved over 100 percent syngas production rates with 99+% carbon conversion.  During the execution of the performance test, the Yima Joint Venture plant achieved all the target figures for the guarantee parameters, including oxygen and coal consumption, carbon conversion and syngas production, and methanol production reached over 900 metric tons per day. We received a formal letter of technical acceptance from the Yima Joint Venture in March 2016. In operations both before and after the performance test, the Yima Joint Venture plant has operated rates as high as 1000 metric tons per day. The annual maintenance of the plant originally scheduled for April 2016 has been delayed due to current favorable prices for the methanol market.

Although we are seeing signs of improvement, we believe there is a consistent pattern of the Yima Joint Venture management not demonstrating an understanding of the methanol facility operations and not sourcing available expertise in China to improve the overall operations. We have witnessed operation of the gasifier systems at Yima with design and operating parameter deviations from our existing technology recommendations. We have experienced limited ability to influence the Yima Joint Ventures’ operating performance. Our conclusion regarding our lack of significant influence is based on our interactions with the Yima Joint Ventures related to the start-up and operations and due to various other circumstances including limited participation in operating and financial policymaking processes and our limited ability to influence technological decisions.

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

Until May 31, 2013, we accounted for its equity interest in the Yima Joint Ventures under the equity method of accounting. Under this method, we recorded its proportionate share of the Yima Joint Ventures’ net income or loss based on the Yima Joint Venture’s financial results. As of June 1, 2013, we changed to the cost method of accounting because we concluded that it is unable to exercise significant influence over the Yima Joint Ventures. Our conclusion regarding of its lack of significant influence is due to various circumstances including limited participation in operating and financial policymaking processes and our limited ability to influence technological decisions. There was no equity in losses of the Yima Joint Ventures recognized for financial reporting purposes for the three and nine months ended March 31, 2016 and 2015, since we changed from the equity method to the cost method of accounting as of June 1, 2013. The carrying value of our interest in the Yima Joint Venture as of March 31, 2016 and December 31, 2015 was $34.8 million. We continue to monitor the carrying value of this investment, and we also continue to monitor the basis of accounting for the Yima Joint Ventures.

TSEC Joint Venture

On February 14, 2014, SES Asia Technologies Limited, one of our wholly owned subsidiaries, entered into a Joint Venture Contract (the “JV Contract”) with Zhangjiagang Chemical Machinery Co., Ltd., which subsequently changed its name to Suzhou Thvow Technology Co. Ltd. (“STT”), to form Jiangsu Tianwo-SES Clean Energy Technologies Limited (the “Tianwo-SES Joint Venture”). The purpose of the Tianwo-SES Joint Venture is to establish our gasification technology as the leading gasification technology in the Tianwo-SES Joint Venture territory (which is initially China, Indonesia, the Philippines, Vietnam, Mongolia and Malaysia) by becoming a leading provider of proprietary equipment for the technology. The scope of the Tianwo-SES Joint Venture is to market and license our gasification technology via project sublicenses; procurement and sale of proprietary equipment and services; coal testing; and engineering, procurement and research and development related to the technology. STT contributed 53.8 million yuan in April 2014 and is required to contribute an additional 46.2 million yuan within two years of contract execution for a total contribution of 100 million yuan (approximately $15.4 million) in cash to the Tianwo-SES Joint Venture, and owns 65% of the Tianwo-SES Joint Venture, and we have contributed an exclusive license to use of our technology in the Tianwo-SES Joint Venture territory pursuant to the terms of a Technology Usage and Contribution Agreement entered into among the Tianwo-SES Joint Venture, STT and us (the “TUCA”) on the same date, and own 35% of the Tianwo-SES Joint Venture. The second capital contribution of 46.2 million yuan was due in April 2016 and was not made. We have notified SST in writing to determine the status of the payment. If this payment is not made, we will consider any and all actions, including restructuring and termination. Under the JV Contract, neither party may transfer their interests in the Tianwo-SES Joint Venture without first offering such interests to the other party.

The JV Contract may be terminated upon, among other things, (i) a material breach of the JV Contract which is not cured, (ii) a violation of the TUCA, (iii) the failure to obtain positive net income within 24 months of establishing the Tianwo-SES Joint Venture or (iv) mutual agreement of the parties. In addition to not having positive net income within 24 months of establishment, there have been other possible breaches of the JV Contract, including the failure of STT to make the required installment payment and possible failures to secure required approvals. We are continuing to review all of our options to remedy these issues.

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

In April 2016, STT announced that they won the bid for an industrial syngas supply project which will utilize two SES gasification technology systems provided by Tianwo-SES. The project, for Shandong Xinhai Industrial Co., Ltd., is a coal-to-syngas engineering-procurement-construction turnkey facility which, according to Thvow, is to be built to provide 80,000 normal cubic meters per hour of industrial syngas as a clean energy fuel for the metallurgical industry, in Shandong Province.

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

We have seen a shifting of the competitive landscape of gasification over the past year away from more commonly deployed gasification technologies that rely on higher grade coals and utilize more water. This has generated an increasing interest in our technology and its capabilities to produce syngas cleanly, efficiently and with lower water consumption for most all qualities of coal as well as biomass and municipal solid waste. We believe that our technology is well positioned to address the market needs of the changing global energy landscape, and we believe we are well positioned in Asia where we have two operating projects using five of our gasification systems and where Tianwo-SES is providing seven of our gasification systems now into three additional projects. We now have a total 12 commercial systems in China.

With the shut down of the methanol plant, the ZZ Joint Venture has no earnings. We do not intend to provide additional funds to continue to support the current operations. We are evaluating alternatives to repurpose the ZZ Joint Venture facility, including the equipment, land, permits and licenses. If it is determined that any of these alternatives have potential for success, we may commit funds to the ZZ Joint Venture for the purpose of preserving assets which are deemed critical for the success of the new alternative. Saikong has committed to providing required funding, but we have no assurances that they will honor that commitment, as they have not made required installment payments under the SPA as noted above. If Rui Feng continues to fail to make the required installment payments, we would be entitled to terminate the agreement and Rui Feng would lose future rights to acquire additional interests in SESI and additional positions on the board of SESI, as well as seek other remedies against Rui Feng. If the ZZ Joint Venture does not have adequate funds to repay the ZZ Working Capital Loan and the ZZ Line of Credit Agreement, and we or Saikong do not make additional capital contributions or loans, or the ZZ Joint Venture is unable to obtain adequate financing, the loan will be in default and ZZ Bank will be able to exercise any and all remedies available under the law or the agreements, including the risk of ZZ Bank taking control of the ZZ Joint Venture facility and the forfeiture of our $2.3 million restricted certificate of deposit. In addition, the ZZ Joint Venture is required under the ZZ Line of Credit Agreement to repay amount outstanding under the agreement on various dates beginning on May 16, 2016 through May 30, 2016, and then the ZZ Bank is required to reissue the notes unless a default is declared. In order for the ZZ Joint Venture to repay the ZZ Line of Credit Agreement notes, it must secure financing as it currently does not have the funds to repay the notes. We can make no assurances that the ZZ Joint Venture will be able to secure the financing. If the ZZ Joint Venture is unable to repay the ZZ Line of Credit Agreement notes now or when finally due in November 2016, the ZZ Bank may use any and all remedies available to them, including pursuing the guarantee from Xuecheng Energy (which is limited to $3.1 million), foreclosure proceedings on the ZZ Joint Venture land and buildings and filing a bankruptcy petition against the ZZ Joint Venture.

In late October 2015, Xeucheng Energy permanently shut down one of its two operating coke oven units. The ZZ Joint Venture requires both coke oven units to produce an adequate supply to operate the ZZ Joint Venture methanol unit. This shutdown prevents Xeucheng Energy from fulfilling its obligations under the ZZ Cooperation Agreement, and therefore we ended the methanol production operation related to the ZZ Cooperation Agreement. We are negotiating a permanent solution to the outstanding issues related to the ZZ Cooperation Agreement, including all payables related to the methanol operations and the early shut down of the coke oven facilities. Due to the methanol unit being shut down, we do not expect to have future revenue from sales unless the facility is repurposed.

The ZZ Joint Venture is currently not paying all of its vendor payables. In the event that this continues, the vendors have the right to filing a bankruptcy petition against the ZZ Joint Venture.

There have been several possible breaches under the Tianwo-SES Joint Venture agreement by STT. The JV Contract may be terminated upon, among other things, (i) a material breach of the JV Contract which is not cured, (ii) a violation of the TUCA, (iii) the failure to obtain positive net income within 24 months of establishing the Tianwo-SES Joint Venture or (iv) mutual agreement of the parties. In addition to not having positive net income within 24 months of establishment, there have been other possible breaches of the JV Contract, including the failure of STT to make the required installment payment and possible failures to secure required approvals. We are continuing to review all of our options to remedy these issues.

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

We have recently announced projects through our Tianwo-SES Joint Venture, including projects with ICCDI, and Aluminum Corporation of China for an industrial syngas project, as well as with Dengfeng for a planned 160 MW distributed power generation program initially in Henan Province, China. However, we expect to continue to have negative operating cash flows until we can generate sufficient cash flows from our technology, equipment and services business and SES China (including the ZZ Joint Venture, the Yima Joint Ventures and the Tianwo-SES Joint Venture) to cover our general and administrative expenses and other operating costs. We will also limit the development of any further projects until we have assurances that acceptable financing is available to complete the project. We may pursue the development of selective projects with strong and credible partners or off-takers where we believe equity and debt can be raised or where we believe we can attract a financial partner to participate in the project and where the project would utilize our technology, equipment and services.

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

The majority of our revenues was derived from the sale of methanol in China. Since we are no longer making methanol at our ZZ Joint Venture Facility, we will no longer be generating revenue from methanol production until we finish repurposing the facility. Since resuming operations in November 2015, Yima continues to generate revenues from methanol sales, however we account for our investment in Yima at cost and will not recognize any income until Yima distributes profits. We do not have long term offtake agreements for these sales, so revenues fluctuate based on local market spot prices, which have been under significant pressure, and we are unsure of how much longer this will continue. Our liquidity and capital resources will be materially adversely affected if markets remain under pressure, and we are unable to obtain satisfactory prices for these commodities or if prospective buyers do not purchase these commodities.

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

Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2016. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2016.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the nine months ended March 31, 2016 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

We will require substantial additional funding, and our failure to raise additional capital necessary to support and expand our operations could reduce our ability to compete and could harm our business.

As of March 31, 2016, we had $16.7 million in cash and cash equivalents. We currently plan to use our available cash for (i) commercializing our technology and securing orders and associated tasks with developing our business with a prime focus on the markets of syngas for direct replacement of natural gas, syngas for producing substitute natural gas and power; (ii) securing new partners for our technology business; (iii) technology product advancement for power applications and industrial syngas; (iv) general and administrative expenses; and (v) working capital and other general corporate purposes. We intend for the ZZ Joint Venture to sustain itself through its own earnings, funds contributed by Rui Feng and other funding sources. We do not intend to provide additional funds to continue to support the current operations. We are evaluating alternatives to repurpose the ZZ Joint Venture facility, including the equipment, land, permits and licenses. If it is determined that any of these alternatives have potential for success, we may commit funds to the ZZ Joint Venture for the purpose of preserving assets which are deemed critical for the success of the new alternative. Saikong has committed to providing required funding, but we have no assurances that they will honor that commitment, particularly since they did not make their second payment in December 2015 and third payment due on May 1, 2016 under the SPA. If the ZZ Joint Venture does not have adequate funds to repay the ZZ refinanced Working Capital Loan and the ZZ Line of Credit Agreement, and we or Saikong do not make additional capital contributions or loans, or the ZZ Joint Venture is unable to obtain required financing, the loan will be in default and ZZ Bank will be able to exercise any and all remedies available under the law or the agreements, including the risk of ZZ Bank taking control of the ZZ Joint Venture facility and the forfeiture of our $2.3 million restricted certificate of deposit. In addition, we are required under the ZZ Line of Credit Agreement to repay amount outstanding under the agreement on various dates beginning on May 16, 2016 through May 30, 2016, and then the ZZ Bank is required to reissue the notes unless a default is declared. Such a default could result from the failure to make the additional contributions contemplated above, or from the fact the ZZ Joint Venture plant has been shut down since late October 2015 as described above. In order for the ZZ Joint Venture to repay the ZZ Line of Credit Agreement notes, it must secure necessary financing as it currently does not have the funds to repay the notes. If the ZZ Bank fails to reissue the notes, as noted above, or declares an event of default, the ZZ Bank is entitled to exercise any and all remedies under the agreement. If the ZZ Joint Venture does not have the funds, we will need to find alternative funding, which would likely result in funding delays. The actual allocation and timing of these expenditures will be dependent on various factors, including changes in our strategic relationships, commodity prices and industry conditions, and other factors that we cannot currently predict. In particular, any future decrease in economic activity in China or in other regions of the world in which we may in the future do business could significantly and adversely affect our results of operations and financial condition. Operating cash flows from our joint venture operating projects can be positively or negatively impacted by changes in coal and methanol prices. These are commodities where market pricing is often volatile in nature.

We have recently announced projects through our Tianwo-SES Joint Venture, including projects with ICCDI, and Aluminum Corporation of China for an industrial syngas project, as well as with Dengfeng for a planned 160 MW distributed power generation program initially in Henan Province, China. However, we expect to continue to have negative operating cash flows until we can generate sufficient cash flows from our technology, equipment and services business and SES China (including the ZZ Joint Venture, the Yima Joint Ventures and the Tianwo-SES Joint Venture) to cover our general and administrative expenses and other operating costs. We will also limit the development of any further projects until we have assurances that acceptable financing is available to complete the project. We may pursue the development of selective projects with strong and credible partners or off-takers where we believe equity and debt can be raised or where we believe we can attract a financial partner to participate in the project and where the project would utilize our technology, equipment and services.

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

We have developed two projects in China, the ZZ Joint Venture and the Yima Joint Ventures, and also have our Tianwo-SES Joint Venture. In addition, as part of our business strategy, we plan to enter into other joint ventures or similar transactions, including as part of our business verticals for power, steel and renewables, some of which may be material. These transactions typically involve a number of risks and present financial, managerial and operational challenges, including the existence of unknown potential disputes, liabilities or contingencies that arise after entering into the joint venture related to the counterparties to such joint ventures, with whom we share control. We could experience financial or other setbacks if transactions encounter unanticipated problems due to challenges, including problems related to execution or integration. For example, the ZZ Joint Venture facility is currently shut down due to Xuecheng Energy shutting down a one its coke oven units. In some cases, our joint venture partner has a contractual commitment to provide funding to the joint venture, although we do not have assurances that they will satisfy such obligations. We can give no assurances that Rui Feng will continue to make payments under the agreement to acquire our interests or to make payments to fund the repurposing and expansion of the ZZ Joint Venture facility, for example, Saikong has failed to make a required payment to us in December 2015 and a required payment to us on May 1, 2016. In addition, we are required under the ZZ Line of Credit Agreement to repay amount outstanding under the agreement on various dates beginning on May 16, 2016 through May 30, 2016, and then the ZZ Bank is required to reissue the notes unless a default is declared. Such a default could result from the failure by Rui Feng to make the additional contributions contemplated above, or from the fact the ZZ Joint Venture plant has been shut down since late October 2015 as described above. If the ZZ Bank fails to reissue the notes, as noted above, or declares an event of default, the ZZ Bank is entitled to exercise any and all remedies under the agreement. Continued economic uncertainty in China could also cause delays or make financing of operations more difficult. Any of these risks could reduce our revenues or increase our expenses, which could adversely affect our results of operations and cash flows.

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

There have been several possible breaches under the Tianwo-SES Joint Venture agreement by STT. The JV Contract may be terminated upon, among other things, (i) a material breach of the JV Contract which is not cured, (ii) a violation of the TUCA, (iii) the failure to obtain positive net income within 24 months of establishing the Tianwo-SES Joint Venture or (iv) mutual agreement of the parties. In addition to not having positive net income within 24 months of establishment, there have been other possible breaches of the JV Contract, including the failure of STT to make the required installment payment and possible failures to secure required approvals. The Company is continuing to review all of its options to remedy these issues. Failure to remedy these possible breaches could adversely affect our business, results of operations and cash flows.

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

Cyber security threats and our failure to protect our electronically stored data could adversely affect our business.

We store and maintain electronic information and data necessary to conduct our business. Data maintained in electronic form is subject to the risk of intrusion, tampering and theft. While we have adopted industry-accepted security measures and technology to protect the confidential and proprietary information, the development and maintenance of these systems is costly and require ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. As such, we may be unable to anticipate and implement adequate preventive measures in time. This may adversely affect our business, including exposure to government enforcement actions and private litigation, and our reputation with our partners and employees may be injured. In addition to Company-specific cyber threats or attacks, our business and results of operations could also be impacted by breaches affecting our peers and partners within our industry.

Our business depends on China’s economic growth and in particular as it relates to coal.

Our business and prospects depend on the rate of economic growth in China. The Chinese economy differs from the economies of most developed countries in many respects, including the amount of government involvement, level of development, growth rate, control of foreign exchange, and allocation of resources. Since 2008, China has been experiencing a slowdown in growth, which led to a reduction in economic activity. In particular, they are also scaling back capacity on coal production, which will directly impact certain of our joint venture partners, including Yima. We cannot provide any assurances as to how Yima or others will respond to this slowdown. Any prolonged slowdown of the Chinese economy generally, and continued contraction of the coal market specifically, in the future could have a material adverse effect on our business, financial condition and results of operations.

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

During the three months ended December 31, 2014, there was a significant decline in methanol prices in the China commodity market, which put significant pressure on our ZZ Joint Venture plant methanol production margins. As a result, we evaluated both operating assets for potential impairment as of December 31, 2014. Based on this evaluation, we determined that the $32 million carrying value of the ZZ Joint Venture facility was no longer entirely recoverable. Due to this impairment, we wrote down the value of the facility to its estimated fair value of $11 million and recognized an impairment expense of $20.9 million as of December 31, 2014. At December 31, 2015, Rui Feng did not make their second installment payment under the SPA, which we considered that an indicator of impairment. As such, in February 2016 we retained a third party valuation company to performed valuation on the ZZ Joint Venture facility. The results of the valuation indicated that there was no impairment at December 31, 2015. Future impairments may be required if payments under SPA are not received, and if we are unable to complete the repurposing and expansion of the facility.

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

Through the Tianwo-SES Joint Venture, we have partnered a significant portion of our China business with STT, a Chinese company which desires to invest into the growth of China’s clean energy space and which recognizes the opportunity afforded by our technology capability and business model.  We believe partnering with STT can accelerate the commercialization of our technology on a global basis and will enable us to reduce our capital requirements to achieve this acceleration. We are also seeking a partner for our technology vertical. Our future success will depend on these relationships and any other strategic relationships that we may enter into. We cannot assure you that we will satisfy the conditions required to maintain these relationships under existing agreements or that we can prevent the termination of these agreements. We also cannot assure you that we will be able to enter into relationships with future strategic partners on acceptable terms, including partnering our technology vertical. Further, we cannot assure you that our joint venture partners, including STT, will grow the joint venture or effectively meet their development objectives and other obligations under the joint venture contracts. The termination of any relationship with an existing strategic partner, our failure to successfully partner our technology vertical, or the inability to establish additional strategic relationships may limit our ability to develop the Tianwo-SES Joint Venture, our projects, including the ZZ Joint Venture and Yima Joint Ventures and our marketing arrangement with GE and Midrex, and may have a material adverse effect on our business and financial condition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information.

None.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. All statements other than statements of historical fact are forward-looking statements. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected. Among those risks, trends and uncertainties are: the completion of the expansion and repurposing of our ZZ Joint Venture plant to produce acetic acid and propionic acid; our ability to successfully expand the ZZ joint venture through our partnership with Rui Feng; the ability of our project with Yima Coal Industry (Group) Co., Ltd. to produce earnings and pay dividends; our ability to develop and expand business of the Tianwo-SES Joint Venture in the joint venture territory; the continued shut down of the ZZ Joint Venture plant; our ability to successfully partner our technology business; our ability to develop our power business unit and marketing arrangement with GE and our other business verticals, including DRI steel, through our marketing arrangement with Midrex Technologies, and renewables; our ability to successfully develop our licensing business; events or circumstances which result in an impairment of assets, including, but not limited to, at our ZZ Joint Venture; our ability to reduce operating costs; our ability to timely complete our proposed projects with Chalco; our ability to make distributions and repatriate earnings from our Chinese operations; our limited history, and viability of our technology; commodity prices, including in particular methanol, and the availability and terms of financing; our ability to obtain the necessary approvals and permits for future projects; our ability to raise additional capital, if any, and our ability to estimate the sufficiency of existing capital resources; the sufficiency of internal controls and procedures; and our results of operations in countries outside of the U.S., where we are continuing to pursue and develop projects. Although we believe that in making such forward-looking statements our expectations are based upon reasonable assumptions, such statements may be influenced by factors that could cause actual outcomes and results to be materially different from those projected by us. We cannot assure you that the assumptions upon which these statements are based will prove to have been correct.

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

Item 6. Exhibits

Number	Description of Exhibits
10.1+	Amended and Restated Employment Agreement between the Company and DeLome Fair dated effective February 15, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 11, 2016).
10.2+

Consulting Agreement between the Company and Robert Rigdon dated effective February 15, 2016 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 11, 2016).

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

SYNTHESIS ENERGY SYSTEMS, INC.

Date: May 13, 2016	By:	/s/ DeLome Fair
DeLome Fair President and Chief Executive Officer

Date: May 13, 2016	By:	/s/ Roger Ondreko
Roger Ondreko Chief Financial Officer

