Form 10-K
period 2016-06-30
SYNTHESIS ENERGY SYSTEMS INC
filed 2016-09-29
CIK 1375063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2016

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
Yes ☐   No ☒

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $64.4 million on December 31, 2015. The registrant had 86,983,996 shares of common stock outstanding on September 9, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required to be disclosed in Part III of this report is incorporated by reference from the registrant’s definitive Proxy Statement for the 2016 Annual Meeting of Stockholders, which will be filed not later than 120 days after the end of the fiscal year covered by this report.

Forward-Looking Statements

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. All statements other than statements of historical fact are forward-looking statements and are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected. Among those risks, trends and uncertainties are the ability of our project with Yima to produce earnings and pay dividends; our ability to develop and expand business of the TSEC joint venture in the joint venture territory; our ability to successfully partner our technology business; our ability to develop our power business unit and marketing arrangement with GE and our other business verticals, including DRI steel, through our marketing arrangement with Midrex Technologies, and renewables; our ability to successfully develop the SES licensing business; the ability of the ZZ Joint Venture to complete its planned restructuring, retire existing facilities and equipment and build another SGT facility; the economic conditions of countries where we are operating; events or circumstances which result in an impairment of our assets; our ability to reduce operating costs; our ability to make distributions and repatriate earnings from our Chinese operations; our ability to successfully commercialize our technology at a larger scale and higher pressures; commodity prices, including in particular natural gas, crude oil, methanol and power, the availability and terms of financing; our ability to obtain the necessary approvals and permits for future projects, our ability to raise additional capital, if any, our ability to estimate the sufficiency of existing capital resources; the sufficiency of internal controls and procedures; and our results of operations in countries outside of the U.S., where we are continuing to pursue and develop projects. Although SES believes that in making such forward-looking statements our expectations are based upon reasonable assumptions, such statements may be influenced by factors that could cause actual outcomes and results to be materially different from those projected by us. SES cannot assure you that the assumptions upon which these statements are based will prove to be correct.

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

PART I

Item 1. Description of Business

We are a global clean energy company that develops, builds and owns clean energy projects and we own proprietary gasification technology which we utilize to provide technology licenses and proprietary equipment to customers in the energy and chemical industries. Our Synthesis Energy Systems Gasification Technology (“SGT”) is a flexible, efficient and economic technology for the production of synthesis gas, or syngas, a mixture of primarily hydrogen, carbon monoxide and methane. Syngas is a versatile source of clean energy that can be used to create a variety of valuable products. Through our unique SGT, we offer an attractive economic alternative to expensive natural gas, imported LNG and crude oil for manufacturing many of the world’s energy and chemical products. We can do this because our technology is uniquely capable of manufacturing clean syngas from a wide variety of energy resources including most all existing forms of coal, biomass, municipal wastes and refuse derived fuels and petroleum coke. Our syngas can be efficiently converted into a wide variety of energy and chemical products such as industrial fuel gas, substitute natural gas, electricity, hydrogen, ammonia and methanol. Therefore, using our clean syngas enables a valuable alternative in many parts of the world where natural gas, LNG and crude oil are expensive or unavailable. Our SGT is built on decades of research, development, demonstration and we have deployed SGT in several commercial operating plants in China. At the present time, our technology is, or has been, operating commercially on eight gasification systems in four plant facilities. In addition, there are four SGT gasification systems in the commissioning phase at this time.

Our business strategy is focused upon generating growth and financial results from: i) our existing Chinese technology and gasification facilities joint ventures, ii) licensing our gasification technology and selling our proprietary equipment and services and iii) forming value accretive partnerships with low cost equity and debt financing capabilities which we use to build joint market segment and regional business platforms for developing, investing into, owning and monetizing clean energy projects. With these strategy components, we focus on leveraging our technology’s capability to create value. In implementing our strategy, we intend to diversify our geographic concentration from China by growing markets outside China where our unique technology capabilities can create value.

Our technology license and equipment package is a very low-capital intensive offering and we believe it has potential to generate attractive margins on license fees, equipment sales and services. We rely on a variety of regional, market segment and adjacent technology partners to extend our global sales reach for commercializing our technology and equipment. We believe the largest contributor to future earnings from our business strategy will be through our project investment partnerships and platforms. While this element of our strategy is more capital intensive, we intend to manage and minimize our equity requirements, achieve project financing debt support and minimize risk through the formation of joint business enterprises with partners which we call platforms. These project investment platforms are intended to develop multiple projects, raise low cost capital and debt, and build projects using SGT. We typically work with partners who have aligned business interest with SES related to value creation and who bring financial capabilities, such as debt guarantees and equity financing as well as local project implementation and operating expertise. In addition we anticipate that this element of our strategy will also grow our related technology license and equipment business as these platform projects would utilize our SGT licensing, engineering and equipment systems.

Our business relies on the unique capability of our SGT technology, which can convert the most challenging, and therefore lower cost, coal feedstocks, such as high ash coal and coal wastes, into syngas. We believe our feedstock flexibility exceeds all other commercially available gasification technologies. To demonstrate our technology capabilities, our initial joint venture operating projects were focused on the demonstration of our technology’s robustness via a modest scale plant at our ZZ joint venture, then later on a larger scale at our Yima Joint Ventures. Our three projects with the Aluminum Corporation of China (“CHALCO”), in connection with our Tianwo-SES Joint Venture, have further enhanced the commercial validation of our technologies’ capabilities and strengths. We believe these projects provide evidence of our technology’s capability to operate using coals with characteristics that would not be offered by our competitors. We continue to pursue a variety of additional global projects under development internally and by our customers who wish to use our proprietary gasification technology platform to convert low-cost, locally available feedstocks to high value products.

Our technology economically extracts carbon and hydrogen from all types of coal, coal wastes, renewable forms of biomass and municipal wastes in an environmentally friendly manner. The carbon and hydrogen are extracted by reacting the coal with oxygen, steam and utilize these energy building blocks to form syngas. Syngas can be used as a substitute for natural gas in many industries such as energy, steel, aluminum, ceramics, glass and others that combust natural gas to produce heat. In addition, syngas can be readily converted into a wide range of energy and chemical products. These products include, but are not limited to, the following:

•	industrial fuel gas,
•	hydrogen and its derivatives,
•	electricity,
•	substitute natural gas (SNG),
•	transportation fuels such as gasoline, diesel and jet fuel,
•	chemicals such as methanol, olefins, and glycols,
•	fertilizers like ammonia and urea, and
•	steel and direct reduction of iron (“DRI”),

Our technology is one of several which have been used successfully in these industrial applications for many years. However, our technology is meaningfully differentiated over other forms of gasification primarily through its feedstock flexibility, its ability to economically convert the lowest quality brown coals and lignites, high ash sub-bituminous coals, bituminous and anthracite coals as well as biomass and other renewable waste materials.

Our most recent product is the XL3000 gasification system introduced in October 2014. It is specifically targeted to provide high syngas capacity and delivery pressure with low capital costs, while maintaining high syngas generation efficiencies on all types of coal feedstock. The XL3000 is targeted to deliver the efficiency and economy required to meet the needs of the world's syngas projects: electricity, steelmaking, industrial chemicals, fertilizers, SNG, and transportation fuels. The XL3000 gasification system delivers approximately 250% syngas capacity (3,000 metric tons per day of coal feedstock) than our previous designs with syngas delivery pressures up to 55 bar.

Overview of Our Gasification Process

Our gasification technology uses oxygen, steam and heat to extract carbon and hydrogen from a wide variety of feedstocks. The gasifier utilizes a partial oxidation process where the carbon and hydrogen atoms are converted to a gaseous form that includes compounds such as hydrogen (“H2”), carbon monoxide (“CO”) and methane (“CH4”). Other components of syngas include water vapor, carbon dioxide (“CO2”), inert compounds such as nitrogen, and trace compounds derived from other materials in the feedstock.

Syngas is a valuable and extremely versatile intermediary product which can provide production costs that are lower than using traditional crude oil or natural gas, especially in areas where these resources are costly or not readily available. Syngas can be readily converted into a wide range of fundamental energy and chemical products. These products include but are not limited to electricity, natural gas (methane), transportation fuels such as gasoline, diesel and jet fuel, chemicals such as methanol, olefins, glycols, ammonia and urea for agricultural fertilizers and feedstocks for steel making.

SES Gasification Technology

Generates Syngas Used for the Production of a Variety of Energy and Chemical Products

The origination of our technology is the U-GAS® gasification technology, developed in the mid-1970’s. In 1975, the Gas Technology Institute (“GTI”), a leading non-profit energy technology research and development organization serving the gas industry headquartered in Chicago, Illinois, developed a fluidized bed gasification technology trademarked as U-GAS®. In 2004, we obtained our first license for the U-GAS® gasification technology from GTI. That license has evolved and expanded over the years. Our current U-GAS® license grants us the exclusive worldwide right to manufacture, make, use and sell both U-GAS® coal gasification systems and coal and biomass mixture (with coal content exceeding 60% by weight) gasification systems, and a non-exclusive right to manufacture 100% biomass gasification systems and coal and biomass mixtures (with biomass content exceeding 40% by weight) gasification systems. We also have rights to sublicense U-GAS® systems to third parties for coal, coal and biomass mixtures, and for 100% biomass projects (subject to the approval of GTI, which approval shall not be unreasonably withheld), with GTI and us to share the revenue from such third party licensing fees based on an agreed percentage split. Our license had an initial term which expired in August 2016, with two additional 10-year extensions exercisable at our option. In May 2016, we exercised the first of our 10-year extensions and are the exclusive licensee for the above processes through August 2026. For more information, see “-GTI Agreement” below.

Since we first obtained the U-GAS® license, we have created new intellectual property and know-how of our own based on our developments and experience from our initial ZZ Joint Venture plant and later through our work in the development of Yima Joint Ventures’ plant and the CHALCO projects. Our current SGT is based on the basic technology developed by GTI which we have improved and advanced through our own know how and experiences. Today, we commercially offer our SGT and proprietary equipment based on our technology improvements and through our numerous innovations developed over nine years of plant operating experience. We continue to refine, improve and expand our gasification process to further differentiate it from other processes in its ability to reliably, cleanly and efficiently produce valuable products from feedstocks that are of low cost and quality.

We believe we have several advantages that differentiate our technology from other commercially available gasification technologies, such as entrained flow, fixed bed, and moving bed gasification technologies. These advantages include:

•	our ability to economically utilize a wide range of feedstocks to make clean syngas. Our feedstock advantage opens up global opportunities for gasification project in areas where the coal quality would not be suitable for other gasification technologies;
•	our technology’s advanced fluidized bed design is extremely tolerant to a wide variation in feedstock during operation, which allows for flexible fuel purchasing for our customers over the life of their projects and
•	our technology uses less water and has a simpler design that yields more favorable fabrication costs, lower operating costs and lower capital cost than other gasification technologies.

We believe that the critical factors of lower feedstock cost, feedstock flexibility and lower water consumption position our technology for future worldwide deployment because our technology enables projects to become lower cost and environmentally friendly alternative energy sources.

In our gasification process, the feedstock is prepared as needed and conveyed into the gasifier reactor. Inside the fluidized bed region of the gasifier, the feedstock has a reaction with air or oxygen plus steam at relatively high temperatures. The gasifier temperature is monitored and controlled to maintain high conversion of the carbon and also non-slagging conditions for the ash. Our gasification process accomplishes four important functions in a single-stage, fluidized-bed gasifier: it decakes, devolatilizes and gasifies the feedstock, and, if necessary, agglomerates and separates ash from the reacting coal. The optimal gasifier operating pressure depends on the end use for the syngas and can be designed to range from 0 to 55 barg pressure (14.7 psia to 880 psia) or higher. After the gasification reaction, the syngas is cleaned of impurities and then can be converted into higher value end products or energy forms such as electricity, SNG, chemicals such as methanol, DME and glycol, ammonia for fertilizer production, hydrogen, fuels for industrial processes, reducing gas for DRI processing, and transportation fuels, such as gasoline and diesels.

During gasifier operation, the feedstock is gasified rapidly within the fluidized bed and produces syngas. Reactant gases, including steam and either air, enriched air or oxygen are introduced into the gasifier to both facilitate the chemical reactions and fluidize the feedstock inside the reactor. Ash is removed by gravity from the gasifier through a proprietary system for cooling, metering and depressurization. Typically, the ash is sold as a raw material for construction and concrete products. The gasifier maintains a low level of carbon in the bottom ash discharge stream. A small amount of fine ash is carried overhead in the syngas. This fine ash is removed, and through our Fines Management System ("FMS"), can be returned to the gasifier. Our FMS which, along with other gasifier improvements, increases conversion of the feedstock which lowers feedstock costs. Gasifier efficiency is evaluated using a factor called cold gas efficiency (“CGE”). CGE is a measure of the amount of energy in the feed coal that is converted to syngas and is an important driver of gasification economics. CGEs of up to 83% on high ash coals and carbon conversions of over 99% have been repeatedly demonstrated at commercial scale in the ZZ Joint Venture plant using the improved SES design.

With FMS, we believe that we can maximize the utilization of low rank coal in our gasifiers, and as a result, improve the cost advantages derived from using our technology. Our Ash Management System ("AMS"), recovers thermal energy from the hot ash generated during gasification and converts it to steam used in the gasification process for export or for generating power. Both our FMS and AMS increase overall efficiency. Syngas generated from coal is free of tars and oils due to the SGT temperature profile and residence time of the gases in the fluidized bed, which simplifies the downstream design of heat recovery systems and gas cleaning operations.

We believe that our gasification process has certain environmental advantages over our competitors as it minimizes environmental wastewater and solid discharge as compared to other gasification technologies. The combination of dry processes for separation of fine solids from syngas, novel proprietary methods for ash cooling, and high cold gas efficiencies all reduce the water ultimately discharged as wastewater. Process water generated from our gasification units is readily treatable to enable recovery and recycling, such that ultimate wastewater discharge is minimized. We also have an advantage from a solid discharge prospective. Because SGT does not run in a slagging mode (melting and re-solidifying the solids), SGT does not require contact with water to remove the solids, and has an extremely high carbon conversion ratio. In addition, the solid byproduct our process produces is highly marketable.  The most common use of this material is as an aggregate in cement production.  Gasification technologies with low conversion and/or water based solids removal are often challenged to avoid landfilling of their solid discharge material.

Competition

Our technology offers an economical and cleaner approach for conversion of coal into energy and chemicals through our ability to economically gasify a wide range of solid-form natural resources including biomass, low quality coals, high quality coals, and coal wastes. We are not aware of commercially available gasifiers with such a wide range of feedstock flexibility. Our gasification technology operates efficiently with high ash and high moisture coals without coal rejection due to particle size and without the formation of tars and oils present in the technology of our competitors.

While our technology has been proven to be commercially viable, we are continually seeking to advance and improve our gasification technology, such as through our new XL3000 gasification system. We are continuing to work with our prospective customers to determine the suitability of their low rank coals for our technology through proprietary coal characterization testing and bench scale gasification tests. We are advancing our higher pressure 40 bar to 55 bar gasification system designs which can further enhance our capital and operating expenses effectiveness and allow our system to achieve much higher syngas output from a smaller sized gasifier. Additionally, we are growing our technology base through: (i) continued development of know-how with our engineering and technical staff, (ii) growing and protecting our trade secrets as a result of patenting improvements tested at our ZZ and Yima Joint Venture plants, (iii) developing improvements resulting from integration of our technology with downstream processes, and (iv) developing improvements resulting from scaling up the design of our technology in pressure and capacity. Examples of our technology development include our high pressure gasifier, FMS and AMS which increase overall efficiency. During the current year we received an additional patent for processes which were a result of our continued development of SGT. We have several additional patent applications pending relating to these technology improvements in addition to a number of other improvements to increase the gasifier availability and to lower the costs of the gasifier installation and subsequent operations.

The most predominant commercially deployed gasification technology providers are: GE, Shell, Siemens, CB&I and Lurgi. With the exception of Lurgi, these competitors utilized entrained flow slagging gasification technologies. The entrained flow technologies operate on more expensive high grade bituminous and some sub-bituminous coals as feedstocks, but lack capability with the more difficult low heating value, high ash and high moisture coals and with biomass or other renewable waste materials. We have seen what we believe are significant changes in the competitive landscape for gasification over the past 24 months. Primarily this has been reflected in the inability of these long standing traditional entrained flow technologies to meet the needs of the many of the new projects now in development because many of these projects owners are faced with the need to use much lower quality coals or renewable feedstocks. We believe this change in the competitive landscape is pushing SGT and other fluidized bed and moving/fixed bed technologies into the forefront for consideration for future projects.

The Lurgi gasification technology, a moving bed gasification technology, is capable of gasifying the lower grade coals, but has more restrictive requirements on feedstock particle size. The Lurgi gasification technology also generates tars and oils in the syngas that have to be removed prior to downstream processing.

Several types of simple fluid bed technologies are available. ThyssenKrupp (Uhde division) offers the High Temperature Winkler (“HTW”) technology and there are several versions of very simple, low pressure fluid bed gasifiers offered in Asia. While a number of HTW plants were built and operated, we are not aware of any in current commercial operation. All of these simple fluid bed technologies have more operating temperature limits than SGT, and none have managed to achieve the high conversions which SGT has demonstrated in commercial plants.

Additionally, several companies, including KBR, are developing gasification technologies targeted for lignite coals which have progressed past the research and development phase but as of yet have no commercially operating gasifiers. The technology provided by KBR began its first commercial operation at the Kemper Country IGCC facility in Mississippi in July 2016. We believe that significant development and commercial demonstration remains for this to be an acceptable mainstream technology.

The following chart details our view of the current competitive landscape and details the current technologies available on the marketplace, along with their competitive advantages and disadvantages.

SES Gasification Technology Competitive Comparison

	Biomass & Peat	Lignite	Sub Bituminous	Bituminous & Anthracite	Comments
SES Advanced Fluidized Bed	Good Economics Good Efficiency Low Capex Low water use	Good Economics Good Efficiency Low Capex Low water use Good for high ash Good for high moisture Includes fine coal	Good Economics Good Efficiency Low Capex Low water use Good for high ash Good for high moisture Includes fine coal	Best Economics Good Efficiency Low Capex Low water use Good for high ash Good for high moisture Includes fine coal	SES Advanced Fluidized gasification maintains its efficiency across all feedstock qualities, and has lower water usage and low Capex and Opex. This leads to attractive economics on most of the world’s solid-form natural resources.
Simple Fluid Beds	Low Conversion/high feed cost Good Efficiency Low Capex Low water use	Low Conversion/high feed cost Good Efficiency Low Capex Low water use	Low Conversion/high feed cost Good Efficiency Low Capex Low water use	Very Low Conversion/high feed cost Good Efficiency Low Capex Low water use	Simple fluid beds cannot achieve high conversion and are more limited in range of acceptable ash fusion temperatures.
Entrained Flow	Excluded due to technology capability or to poor economics	Reduced Economics Some are Efficient Low to High Capex Med to high water use Not suitable for high ash Not suitable for high moisture Includes fine coal	Reduced Economics Some are Efficient Low to High Capex Med to high water use Some have moisture or ash limits Includes fine coal	Good Economics Efficient Low to High Capex Med to high water use Not suitable for high ash Not suitable for high moisture Includes fine coal	Entrained flow technologies have been the most widely deployed over the past 4 decades. These technologies tend to perform well and are best suited for highest quality coal resources. They can be large water consumers depending on coal feed type and syngas cooling systems used. Low to high Capex due mainly to variations in gasification heat recovery and integration designs.
Moving Bed	Excluded due to technology capability or to poor economics	Acceptable Economics due to lower coal pricing Good Efficiency High Capex High water use Environmental issues due to tars and oils Lump coal only Excludes fine coal	Reduced Economics Good Efficiency High Capex High water use Environmental issues due to tars and oils Lump coal only Excludes fine coal	Reduced Economics Good Efficiency High Capex High water use Environmental issues due to tars and oils Lump coal only Excludes fine coal	Large installed base in South Africa and China. Prior to SES technology, this was the High Capex alternative for low quality coal where entrained flow technologies were uneconomic.
Emerging Transport Reactor & Other	Non- Commercial	Non- Commercial	Non- Commercial	Non- Commercial	Emerging technologies have very limited commercial plants in operation such as the transport reactor which is best suited for low ash lignite coals. Many other emerging technologies attempting to gasify biomass and municipal wastes.

Barriers to New Competition

Historically gasification technologies have required many years and development costs on the order of hundreds of millions of dollars to reach credible commercial deployment. Because of the costs surrounding such development, projects related to gasification technology was generally funded by users with strategic interests and significant economic resources such as major international oil companies or governmental entities looking at alternative clean energy solutions.

Most, if not all, gasification technologies have received significant government subsidies in the early research and development stages. Our technology has been highly developed by both GTI and us over the past 40+ years where the technology has been enhanced and commercially deployed. We believe that the current range of available technologies leaves little incentive for development of new technologies, and emerging competition for everyone in the industry will focus on imitation and adaptation.

While many of our competitors may have greater access to capital than we do, we believe that we are well positioned as compared to our current and potential competitors as a result of our current operating platform which allows rapid development resulting in a lower capital commitment.

Syngas as an Alternative Fuel Source

Syngas itself is a competitive alternative to oil, natural gas and conventional coal. Syngas generation technologies such as our technology compete with oil, natural gas and conventional coal combustion technologies. Such competing technologies include reforming of natural gas for chemicals and hydrogen production, oil refining for fuels production, petroleum byproducts for plastics precursors such as olefins (derived from methanol) and conventional natural gas, fuel oil and coal combustion in power generation equipment and other industrial applications. The opportunity for all gasification technologies is primarily driven by the price and availability of natural gas and oil. Low natural gas and oil prices can significantly reduce the amount of new syngas capacity additions while high pricing for oil and natural gas or liquefied natural gas (“LNG”) can increase demand for syngas additions.

We believe that gasification can provide a cleaner option for the generation of power from coal as it minimizes environmental emissions in both air, and solid in addition to utilizing less water.

To generate coal based power with gasification, the coal is first converted to syngas. The syngas can then be treated to remove pollutants such as sulfur, mercury, and CO2 from the syngas prior to the combustion of the syngas to generate power. With traditional coal fired power generation technology, these pollutants are removed after the combustion process from the exhaust gas of the boiler. Because the pollutants are removed pre-combustion and at elevated pressures with gasification, the gas stream that is being handled for pollutant removal is more than 100 times lower in volume than the exhaust gas stream from the coal boiler. Combining this significantly lower volume with the fact that the technologies that are used for sulfur and CO2 removal work much better (much lower quantities of chemicals required to remove one unit of sulfur or CO2), the cost to remove sulfur and CO2 for gasification is significantly lower than the cost to remove these constituents from boiler exhaust gas. In addition, when using pre-combustion removal, the removal technologies have the ability to achieve deeper removal levels resulting in lower emissions. When the CO2 is removed at elevated pressures and pre-combustion, the CO2 is much better suited for economically viable utilization, such as enhanced oil recovery and the production of Urea.

As for nitrous oxide (“NOx”) and particulate matter (“PM”) emissions, with coal gasification derived power, a gas stream is being combusted to generate power, this type of gas combustion will produce significantly lower amounts of NOx and PM (amounts similar to those that can be achieved with natural gas combustion). Coal boiler technology is burning the coal directly and there are larger amounts of NOx and particulate matter being generated. This requires expensive post combustion removal technologies on the high volume exhaust gas stream to lower the NOx and PM emissions. Even when using these post combustion technologies, coal boiler technologies are highly challenged (and potentially incapable, depending upon the coal qualities) of achieving the low emissions of sulfur oxides (“SOx”), NOx, mercury, and PM that are easily achievable with coal gasification derived power.

If legislation restricting the emissions SOx NOx, or other PM emissions become more stringent, as is occurring in certain developing nations, coal gasification derived power will have a significant cost advantage over traditional coal fired boilers. Additionally, if legislation on CO2 becomes more prevalent in developing countries in the future coal gasification derived power will be advantaged as it will be less costly to retrofit a gasification derived power facility to comply with increased regulation. However, the absence of regulation on conventional coal based technology may delay adoption of coal gasification technologies, especially in the power generation market.

In terms of water consumption, we believe a plant designed to convert coal to power using SGT will use about 1/3 less water than a similar sized plant that burns coal directly.   The amount of water consumed is directly related to the size of the steam turbine.  In traditional coal, the steam turbine is used to generate 100% of the electricity.  With an SGT facility, the steam turbine only generates about 30% of the electricity, the balance coming from the gas combustion turbines.

GTI Agreement

In November 2009, we entered into an Amended and Restated License Agreement, or the GTI Agreement, with GTI, replacing the Amended and Restated License Agreement between us and GTI dated August 31, 2006, as amended. Under the GTI Agreement, we maintain our exclusive worldwide right to license the U-GAS® technology for all types of coals and coal/biomass mixtures with coal content exceeding 60%, as well as the non-exclusive right to license the U-GAS® technology for 100% biomass and coal/biomass blends exceeding 40% biomass.

In order to sublicense any U-GAS® system, we are required to comply with certain requirements set forth in the GTI Agreement. In the preliminary stage of developing a potential sublicense, we are required to provide notice and certain information regarding the potential sublicense to GTI and GTI is required to provide notice of approval or non-approval within ten business days of the date of the notice from us, provided that GTI is required to not unreasonably withhold their approval. If GTI does not respond within that ten business day period, they are deemed to have approved the sublicense. We are required to provide updates on any potential sublicenses once every three months during the term of the GTI Agreement. We are also restricted from offering a competing gasification technology during the term of the GTI Agreement.

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

While the core of our technology is the U-GAS® system, we have continued to innovate and modify the process to a point where we maintain certain intellectual property rights over SGT. Since the original licensing in 2004, we have maintained a strong relationship with GTI and continue to benefit from the resources and collaborative work environment that GTI provides us. In May 2016, we exercised the first of our 10-year extensions and now maintain the exclusive license described above through 2026.

Business Strategy

Our business strategy is focused upon generating growth and financial results from: i) our existing Chinese technology and gasification facilities joint ventures, ii) licensing our gasification technology and selling our proprietary equipment and services and iii) forming value accretive partnerships with low cost equity and debt financing capabilities which we use to build joint market segment and regional business platforms for developing, investing into, owning and monetizing clean energy projects. With these strategy components we focus on leveraging our technology’s capability to create value. In implementing our strategy, we intend to diversify our geographic concentration from China by growing markets outside China where our unique technology capabilities can create value.

Generate financial results from our existing joint venture assets in China.

Yima Joint Venture

The Yima Joint Venture plant generated its first methanol production in December 2012. The Yima Joint Venture plant’s refined methanol section was fully commissioned in December 2013, and has operated at limited capacity since that date. Methanol production was approximately 50%  of its targeted annual capacity of 330,000  tons during the year ended June 30, 2016. The plant has a capacity to produce 377,000 metric tons per year of methanol and a targeted expected production capacity of 330,000 metric tons based on normal expected availability from operating two of its three available gasifiers and has achieved 100% of targeted peak syngas production levels and 100% targeted peak methanol production levels. This plant issued its technical acceptance of our technology in March 2016 which has provided a commercial demonstration of our technology on a much larger scale than the ZZ Joint Venture plant. We own 25% of the Yima Joint Ventures and Yima Coal Industry (Group) Co., Ltd. (“Yima”) owns 75%. Yima controls the construction, startup and operation of the plant. More detail is available under “– Current Operations and Projects – Yima Joint Ventures”.

The Yima Joint Venture plant took longer than expected to complete its construction and startup and has taken on debt, a significant portion of which is in the form of shareholder loans. We have received operating data from the Yima Joint Ventures which shows the plant is technically capable of operating at production levels necessary to generate earnings. Although there has been a setback this summer (as outlined in “-Current Operations and Projects”), The Yima Joint Ventures are focused on resolving open issues with permits and approvals which will further remove operating risk. We plan to examine alternative strategies for Yima which may include monetizing our investment via an exit or similar arrangement.

ZZ Joint Venture

We recently announced a definitive agreement to restructure our ZZ Joint Venture such that Xuecheng Energy will assume all outstanding financial liabilities of the ZZ Joint Venture in exchange for an additional interest in the ZZ Joint Venture. After the restructuring, we will retain an approximately 9% ownership in the joint venture. The agreement will take effect formally when the registration with government is completed, which is expected to occur prior to the end of our second fiscal quarter. The ZZ Joint Venture is currently evaluating a new and improved syngas facility at the Zouwu Industrial Park, a new industrial zone in the Xuecheng District, where our partner has already built and is operating a new and larger coke oven as well as an LNG manufacturing facility. Xuecheng Energy is currently looking at more valuable end products to make from syngas, including LNG, refined hydrocarbons, fuels, and acetic anhydride. We also have the option to reinvest in the new ZZ project if we believe that it is the right thing to do for the Company, and our gasification technology will continue to be used for syngas production at the new site.

Grow our technology licensing and proprietary equipment supply and services business.

Our technology license and equipment package business approach is a low capital investment business which we believe can generate attractive margins on licenses, technology differentiated equipment and services. We rely on a variety of regional, market segment and adjacent technology partners to extend our global sales reach for commercializing our technology and equipment as further described below under “-Relationships with Strategic Partners and Business Verticals”.

We are focused on growing our technology license and equipment business in China and globally. Our Tianwo-SES Joint Venture is responsible for growing in China and the Joint Venture territory. Outside of China and the Joint Venture territory, we maintain a robust customer project pipeline. Currently our prospects are mainly in the countries of India, South America and Europe for projects that would produce SNG, power and chemicals.

In emerging regions such as India, we have an existing marketing and engineering relationship with Simon Engineering in New Delhi. We are also working with an Indian advisor to identify potential candidates for technology and project investment and implementation partner(s) for the country.

Tianwo-SES Joint Venture

As part of our licensing and equipment business we formed Tianwo-SES Joint Venture, the purpose of the Tianwo-SES Joint Venture is to establish our gasification technology as the leading gasification technology in the Tianwo-SES Joint Venture territory (which is China, Indonesia, the Philippines, Vietnam, Mongolia and Malaysia) by becoming a leading provider of proprietary equipment for the technology. The scope of the Tianwo-SES Joint Venture is to market and license our gasification technology via project sublicenses; procurement and sale of proprietary equipment and services; coal testing; and engineering, procurement and research and development related to the technology. In addition, we believe our Tianwo-SES Joint Venture will also help build new partnerships within market segments such as DRI steel, power, transportation fuels and for longer term value creation, larger scale SNG projects utilizing low rank coal resources and biomass, and accelerate the commercialization of our technology on a global basis enabling us to reduce the capital requirements to achieve this acceleration. We own a 35% interest in the Tianwo-SES Joint Venture. More detail is available under “- Current Operations and Projects – Tianwo-SES Joint Venture”. Key elements of our business strategy for the Tianwo-SES Joint Venture are:

a)	Achieve orders for new project license and equipment supply.

b)	Secure first customers for our XL3000, our higher pressure 40 bar gasification platform, with a focus on brown field projects which could move quickly to install and operate the 40 bar system.

c)	Expand the scope of supply of the Tianwo-SES joint venture to grow from licenses and proprietary equipment supply into supply of non-proprietary process equipment into Tianwo-SES projects.

d)	Build implementation capability with Tianwo-SES to supply high quality, low cost equipment into our global projects outside the territory.

Project investment platforms and equity investment relationships.

We believe the largest contributor to future earnings from our business strategy will be through our project investment partnerships and platforms. While this element of our strategy is more capital intensive, we intend to manage and minimize our equity requirements, achieve project financing debt support and minimize risk through the formation of joint business enterprises with partners which we call platforms. These project investment platforms are intended to develop multiple projects, raise low cost capital and debt, and build projects using SGT. We typically work with partners who have aligned business interest with us related to value creation and who bring financial capabilities, such as debt guarantees and equity financing as well as local project implementation and operating expertise. In addition, we anticipate that this element of our strategy will also grow our related technology license and equipment business as these platform projects would utilize our SGT licensing, engineering and equipment systems.

We believe that compatible and strategic partners will help us grow our business and leverage the technology, engineering, equipment and services which we have developed. As a result, we intend to continue seeking strategic joint venture relationships and equity investment opportunities. Some of the characteristics that we look for in potential partners include:

•         companies with existing businesses and vested interests in the growth of clean energy and chemicals projects;

•         companies that demonstrate financial strength and an ability to secure or guarantee debt; and

•         companies which show a strong local capabilities for project implementation and operations.

We believe that partnering to enable in the development of clean energy projects, which can benefit from our technology’s capability regarding low cost feedstock flexibility, lower capital cost and reduce water usage footprint, can provide value to both parties through creating a channel for us to secure new orders and the ability to share in project development fees and/or achieve carried interests in projects.

Potential returns for projects will vary widely depending on the structure of the individual equity investment, the business environment where the equity investment is located and other factors which impact the nature of the investment.

Dongying Projects

In March 2016, we entered a strategic Joint Project Development and Investment Agreement with China Environment State Investment Co., Ltd. (“CESI”). CESI is a state-owned enterprise established in Beijing under the China Ministry of Environmental Protection that is charged with, and funded to, develop and invest in the energy conservation and environmental protection industry. We intend to form a project investment platform to develop, jointly invest, and build 20 or more projects over the next five years using our SGT gasification technology.

In May 2016, we announced the first of our projects related to the platform discussed above. The project will use SGT to produce lower-cost hydrogen in the Lijin County Binhai New District industrial park in Dongying, Shandong Province. The build-out consists of three projects, to be completed in phases, with an estimated preliminary total investment by SES-CESI to be approximately 2 billion yuan ($301.6 million). In June 2016, we announced the second of our projects in this platform with Shandong Dongying Hekou District Government. The project will also use SGT to produce lower-cost hydrogen needed for clean fuels production by refineries at the Hekou Blue Economy Industrial Park Project in Dongying City, Shandong Province. The build-out consists of multiple phases with an estimated preliminary total investment to be approximately 550 million yuan ($83.0 million). Together we refer to these two combined opportunities as the Dongying Projects.

In July 2016, CESI’s upper management changed related to a restructuring agreement and the entrance of a new shareholders. We have been in contact with the new management team and we have been told that CESI will evaluate their involvement in the project investment platform and in the Dongying Projects. We can provide no assurances as to the level of involvement which CESI will ultimately have in the projects and we may choose to or be required to bring a replacement partner into this platform. We are currently leading and managing all aspects of work related to the Dongying Projects to ensure these projects stay on schedule.

Relationships with Strategic Partners and Business Verticals

As part of our overall strategy, we intend to continue to form new strategic market-based partnerships or business verticals and grow our existing partner relationships where our technology offers advantages and through cooperating with these partners grow an installed base of projects. Through collaborative partnering arrangements, we believe we will gain industry acceptance and market share much faster than entering these markets alone. In addition to regional business units, we are continuing to evaluate and develop our business in markets such as power, steel, fuels, substitute natural gas, chemicals and renewables which can benefit from deploying our technology offering to create these products from low cost coal and renewable feedstocks. We are developing these market-based business vertical opportunities together with strategic partners which have established businesses or interests in these markets with the goal of growing and expanding these businesses by partnering with us and deployment of our technology offering. We understand the need to partner in certain markets, and plan to do so with companies that we believe can help us accelerate our business. Our partnering approach in some cases is country specific and in other cases is industry or market segment specific. Additionally, where strategic relationships and capital and/or financing is available, we may acquire operating assets with potential to generate near term earnings and provide us with advantages in deploying our technology.

Our collaboration with GE Packaged Power, Inc., a subsidiary of GE, which began in early 2013 to jointly evaluate and market a small scale power generation unit combining our gasification technology with GE’s aeroderivative gas turbines, is an ongoing example of our market-based business vertical developments underway. We believe the distributed power segment offers opportunity over time to provide meaningful sales opportunities for our gasification technology and equipment systems, and we intend to focus on the continued development of this business vertical. In addition to our collaboration with GE we will continue to evaluate other gas turbine technologies and may form additional collaboration agreements in the future related to this technology.

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

We are also advancing developments via technology integration studies with potential partners for business verticals in DRI steel and “green” chemicals derived from municipal wastes. In June 2016, we extended our exclusive marketing and engineering agreement with Simon India Limited (“SIL”), originally signed in March 2013, to market our technology for coal and biomass gasification projects in India, which we believe is an important growth region for which our technology is uniquely well suited. SIL, an engineering, procurement and construction company, is a wholly owned subsidiary of Zuari Global Limited. Zuari and SIL are member companies of the Adventz Group, which is a large Indian conglomerate comprising 23 companies in various industries, including high-quality complex fertilizers.

During the past couple of years, our technology has been well received by the Indian market. With the advent of new government leadership slowly breaking the log jam on coal allocations for projects, and expensive gas and imported LNG options for clean energy products to support the country’s growing GDP, we believe that the Indian market could potentially be a viable market for us in the future. SIL is now offering to build gasification islands using our technology on a fixed price turnkey basis which offers an additional cost advantage to customers which we believe will increase our ability to compete in this market in the future.

Target Markets

The clean energy and chemicals landscape has evolved rapidly over the past five to ten years with upward pressure on demand and increasing pressure to deliver outstanding environmental performance while simultaneously delivering economics that will attract investment capital. World energy consumption is expected to increase significantly over the next two decades. Demand is heavily driven by non-Organization for Economic and Development (“OCED”) nations where those developing economies require ever increasing access to more energy products to establish healthy economies that improve the living conditions of those populations. Energy and chemical products are needed for basic health, food and agricultural products, housing needs and infrastructure for safety and mobility. A 2016 EIA report projects that total worldwide energy consumption will exceed 815 quadrillion British thermal units (“BTUS”), by 2040 with non-OECD nations making up more than half of that consumption.

Growth in energy in non-OECD nations is expected to be led by growth in Asia. The same EIA report projects Asia to make up close to 66% of that projected 2040 consumption. We believe we are well positioned in Asia where we have two operating projects using five of our gasification systems. In addition, the Tianwo-SES Joint Venture provides us with a strong Chinese partner already specialized in the manufacturing and design of processing industry equipment and projects. The Tianwo-SES Joint Venture territory initially covers China, Vietnam, Indonesia, Philippines, Malaysia and Mongolia.

Coal is required as a major source of energy for decades to come. Growth in coal usage is also expected to be led by the Non-OECD nations. Coal based energy in combination with other energy producing technologies is required to help alleviate energy poverty around the world. According to the International Energy Agency, approximately 1.2 billion people lived without access to electricity and significant investment is required to alleviate this energy poverty by 2030. This need for energy access is in addition to continued energy demand required by GDP growth in both OECD and Non-OECD nations. All combined coal is expected to continue to be a large scale source of affordable energy.

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

This syngas product is then readily converted into a variety of energy and chemical products. Transforming coal into clean energy and chemical products is a growing opportunity, and we believe that global syngas growth could accelerate rapidly. The versatility and capability of syngas to make a variety of products has just begun to be considered.

We believe that our technology is well positioned to be an important solution that addresses the market needs of the changing global energy landscape. Our gasification technology is unique in its ability to provide an economic, efficient and environmentally responsible alternative to many energy and chemical products normally derived from natural gas, LNG, crude oil, and oil derivatives.

Our target markets focus primarily on lower quality coals, biomass and municipal waste where our gasification technology allows energy in the widest range of feedstocks to be unlocked and converted into flexible and valuable syngas. We offer a compelling advantage because of our ability to use such wide range of solid fuel natural resources. Without our technology, regions where lignite coal, high moisture coal, high ash coal and/or high fines coals exist may face technology barriers which will prevent those resources to be used in energy production. Our technology can transform most of these natural resources into a valuable and flexible syngas product. This clean syngas product can then be used in place of natural gas and oil for making most energy and chemical products.

Because of these market dynamics, we believe our gasification technology has broad strategic importance to:

1)	Countries and regions with developing economies which have their own low cost domestic coal resources or easy access to imported low cost coal. Such countries and regions need access to low cost clean energy and chemical products to grow and in some cases to provide basic necessities that improve the health and well-being of their populations. These regions have limited access to affordable alternate energy sources like natural gas and oil, and can benefit from economic growth by using the lowest cost energy resources such as low cost domestic or imported coal for the production of vital products. Many Asian countries expect to see a surge in imported coal in addition to increased use of domestic coal to meet their energy product demand increase.

2)	Countries which possess significant low cost coal resources such as Australia and those in South America and Eastern Europe which also have a strategic need and desire to produce clean and affordable energy and chemicals from their own domestic resources.

3)	Existing operating companies which deploy their own technologies for energy and/or chemicals production or who rely upon oil and natural gas for their industrial applications. These technologies have been well established for use with oil and natural gas resources but are constrained from growing in parts of the world where the oil and natural gas feedstocks are either not readily available due to missing infrastructure and/or very expensive such as LNG in much of Asia. Integrating those establish technologies with our technology opens these technologies to a new low cost natural resource in low quality coals thereby transforming the economic opportunity. Such is the case for example in producing power, methanol, DRI steel product, ammonia and urea for fertilizers and many transportation fuels such as gasoline, diesel and jet fuel.

4)	Developed countries such as the United States and Western Europe who are searching for a viable solution for growing biomass and municipal solid waste disposal issues and could also benefit from additional renewable resources.

While we are actively pursuing a global strategy, our historical geographical operational focus has been on the China market where we believe our competitive advantage is the greatest and where we can produce the most value to both our customers and joint venture partners and our shareholders.

The development of the modern coal chemical industry in China depended mainly on the country’s resource possession status: coal-rich, oil-lean and gas-lacking, and has also been driven by the vast and increasing demand for clean energy and chemical products. Coal has been and is predicted to continue to be the most vastly used natural resource for energy production in China.

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

Gasification is the leading technology for coal chemical processes development in China. The development and improvement of gasification technology over the past decade in China is expected to contribute to the growth of the Chinese coal chemical industry. In comparison to fixed bed gasification processes, which have already been widely deployed in China, fluidized bed gasification is capable of using finer coal (with smaller coal particles), which greatly broadens the raw coal supply availability for projects based on our technology.

As China’s energy demand is expected to nearly double over the next 25 years, the production of electricity, steel, chemicals and transportation fuels from Chinese coal and other imported coals will continue to grow and we believe will require the widespread use of coal gasification. The pressure that the Chinese government is under to improve the environmental quality, especially around the large metropolis areas, has put conventional coal utilization technologies under significant pressure.

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

Current Operations and Projects

Synthesis Energy Systems (Zao Zhuang) New Gas Company Ltd. (“ZZ Joint Venture”)

In July 2006, we entered into a cooperative joint venture contract with Shandong Hai Hua Xuecheng Energy Co., Ltd. (“Xuecheng Energy”) which established the ZZ Joint Venture, a joint venture company that has the primary purposes of:

•	developing, constructing and operating a syngas production plant utilizing SGT in Zao Zhuang City, Shandong Province, China and
•	producing and selling syngas and the various byproducts of the plant.

We initially owned 97.6% of the ZZ Joint Venture and Xuecheng Energy owned the remaining 2.4%. In June 2015, we entered into a Share Purchase and Investment Agreement (the “SPA”) with Rui Feng Enterprises Limited (“Rui Feng”), whereby Rui Feng will acquire a controlling interest in Synthesis Energy Systems Investments Inc. (“SESI”), a wholly owned subsidiary, which owns our interest in the ZZ Joint Venture.  Under the terms of the SPA, SESI will sell an approximately 61% equity interest to Rui Feng in exchange for $10 million.  This amount was to be paid in four installments through December 2016, with the first installment of approximately $1.6 million paid on June 26, 2015.

Rui Feng’s second installment payment was due in December 2015 and the third installment was due on May 1, 2016, and neither of these installment payments has been made. With the restructuring of the ZZ Joint Venture discussed below, we do not anticipate that Rui Feng will make any additional installment payments under the SPA. If Rui Feng does not make the required installment payments, we are entitled to terminate the agreement and Rui Feng would lose future rights to acquire additional interest in SESI and additional positions on the board of SESI. Given our agreement with Xuecheng Energy discussed below, we do not anticipate any additional installment payments from Rui Feng.

Because Rui Feng has not made additional installment payments, as of June 30, 2016, we owned approximately 88.1% of the ZZ Joint Venture as of June 30, 2016.

ZZ Joint Venture Debt Agreements

In October 2014, the ZZ Joint Venture entered into a working capital loan agreement (the “ZZ Working Capital Loan”) with Zaozhuang Bank Co., Ltd. (“ZZ Bank”), and received approximately $3.3 million of loan proceeds, with a maturity of September 23, 2015. In September 2015, the Company refinanced the ZZ Working Capital Loan through August 2016 for approximately $3.1 million.

In October 2014, the ZZ Joint Venture entered two lines of credit with the ZZ Bank for a total of $3.3 million (collectively, the “ZZ Line of Credit Agreement”). In April 2015, the Company repaid the ZZ Line of Credit Agreement and renewed the agreement for $3.3 million under the same terms for an additional six months. In November 2015, the Company repaid $3.3 million of the ZZ Line of Credit Agreement, and refinanced the ZZ Line of Credit Agreement with the ZZ Bank for $3.9 million.

Agreement with Xuecheng Energy

In August 2016, we announced that we and Xuecheng Energy have entered into a Definitive Agreement to restructure the ZZ Joint Venture. Additionally, to dovetail with the Chinese government’s widespread initiative to move industry into larger scale, commercial and environmentally beneficial industrial parks, the partners intend to evaluate a new ZZ syngas facility in the Zouwu Industrial Park in Shandong Province. We will retain an approximate nine percent ownership in the ZZ Joint Venture asset, and Xuecheng Energy has agreed to assume all outstanding liabilities of the ZZ Joint Venture, including payables related to the Cooperation Agreement with Xuecheng Energy signed in 2013. The current agreement will be finalized and will take full effect when the registration with the government is completed, which is expected to occur in September or October 2016. Once registration is finalized, we will deconsolidate the ZZ Joint Venture and will account for our investment under the cost method.

With the Chinese government’s widespread initiative to move the chemical manufacturing industry into larger scale industrial parks outside the city, the coke ovens owned by Xuecheng Energy which had produced coke oven gas for the ZZ Joint Venture, ceased operation in October 2015. After evaluating numerous options to repurpose the ZZ facility, we determined that due to the same industrial park initiative, repurposing at the current site would not be an option. Xuecheng Energy has since constructed and is currently operating new and larger coke ovens, as well as an LNG manufacturing facility, at the Zouwu Industrial Park.

To further improve the effectiveness of its new facility, Xuecheng Energy intends to build a project to upgrade the operation’s coal tar by-product to produce more valuable products including fuels, and has received the local government approval for the project. Additional syngas will be required for this operation, which is intended to be produced in the new industrial park via the restructured ZZ Joint Venture. Further, Rui Feng Enterprises is also making plans to proceed with its acetic anhydride facility at the new site. SES has retained a right to invest in the new ZZ project and Xuecheng Energy has agreed to utilize SGT for the syngas production there.

Yima Joint Ventures

In August 2009, we entered into amended joint venture contracts with Yima, replacing the prior joint venture contracts entered into in October 2008 and April 2009. The joint ventures were formed for each of the gasification, methanol/methanol protein production, and utility island components of the plant (collectively the “Yima Joint Ventures”). The amended joint venture contracts provide that:

•	we and Yima contribute equity of 25% and 75%, respectively, to the Yima Joint Ventures;

•	Yima will guarantee the repayment of loans from third party lenders for 50% of the project’s cost and, if debt financing is not available, Yima is obligated to provide debt financing via shareholder loans to the project until the project is able to secure third-party debt financing; and

•	Yima will supply coal to the project from a mine located in close proximity to the project at a preferential price.

We own a 25% interest in each joint venture and Yima owns a 75% interest. Notwithstanding this, in connection with an expansion of the project, we have the option to contribute a greater percentage of capital for the expansion, such that as a result, we could expand through contributions, at our election, up to a 49% ownership interest in the Yima Joint Ventures.

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

We believe there is a consistent pattern of the Yima Joint Venture management not demonstrating an understanding of the methanol facility operations and not sourcing available expertise in China to improve the overall operations. We have witnessed operation of the gasifier systems at Yima with design and operating parameter deviations from our existing technology recommendations. We continue to experience a limited ability to influence the Yima Joint Ventures’ operating performance.

As a result of the issues noted above, Yima restructured the management of the Yima Joint Ventures under the direction of the Henan Coal Gasification Company (“Henan”), which is an affiliated company reporting directly to Henan Coal and Energy Group Companies. By virtue of this acquisition, Henan placed the Yima Joint Ventures under one of its subsidiaries Henan Energy which currently supervises the operations and personnel decisions of the Yima Joint Ventures. The ownership of the Yima Joint Ventures remains unchanged.

Since 2014, we have accounted for this joint venture under the cost method of accounting.  Our conclusion to account for this joint venture under this methodology is based upon our lack of significant influence in the Yima Joint Venture. The lack of significant influence is determined based upon our interactions with the Yima Joint Ventures related to our limited participation in operating and financial policymaking processes coupled with our limited ability to influence decisions which contribute to the financial success of the Yima Joint Ventures.

Current Yima Operating Description

Despite initiating methanol production in December 2012, the Yima Joint Ventures’ plant continued its construction through the beginning of 2016. In March 2016, the Yima Joint Ventures completed the required performance testing of the SGT systems and successfully issued its Performance Test Certificate. Because of the extended construction period, the plant recently faced increasing regulatory scrutiny from the environmental and safety bureaus.

In June 2016, the local environmental bureau requested that the plant temporarily halt operations to address certain issues identified by the environmental bureau. After the plant shut down operations, the Yima plant experienced an accident during maintenance activities that were unrelated to the gasification units. The Yima Joint Ventures have been working with both the environmental and safety bureaus and anticipate returning to operations during the second quarter of our fiscal year 2017.

In 2009, the project was approved as three separate joint ventures. The approval for the original joint ventures was for the production of methanol protein, and methanol by-product. This has impacted the ability of the plant to sell pure methanol on the open market and has been an impediment to receive the permanent safety operating permit.

To resolve these issues, during the quarter ended June 30, 2016, the Yima Joint Ventures commenced an organizational restructuring to better streamline the operations of the Joint Ventures. This restructuring effort was a multi-step process, including first obtaining the operating license to sell methanol by combining the three joint ventures into a single operating entity, and finally obtaining the permanent safety and environmental permits. The Yima Joint Ventures received the operating permit on July 28, 2016, and have made continued progress in completing the remaining items.

The Yima Joint Ventures also are experiencing certain liquidity concerns with a series of third party bank notes due prior to the end of December 2016. Yima, the 75% shareholder of the Yima Joint Ventures, has been routinely providing liquidity to the Yima Joint Ventures in the form of shareholder loans. Also, the Yima Joint Ventures are currently in discussion with the impacted third party lenders to seek extensions, refinancing or other alternative arrangements to avoid a default by the Yima Joint Ventures. While we believe Yima will continue to provide additional liquidity to the Yima Joint Ventures until the project is operating and producing income, we can make no assurances that Yima will continue to do this or on the outcome of the above mentioned negotiations.

Because of the situations detailed above, our management evaluated the current conditions of the Yima Joint Ventures to determine whether an other than temporary decrease in value had occurred for the year ended June 30, 2016. Management determined that the decrease in value due to the shutdown and liquidity situation are other than temporary in nature and therefore management conducted an impairment analysis utilizing a discounted cash flow fair market valuation with the assistance of a third party valuation expert. In this valuation, significant unobservable inputs were used to calculate the fair value of the investment. The valuation led to the conclusion that the investment in the Yima Joint Ventures was impaired as of June 30, 2016, and accordingly, we recorded an $8.6 million impairment for the fiscal year ended June 30, 2016. The carrying value of our Yima investment was approximately $26.2 million as of June 30, 2016 as compared to $34.8 million as of June 30, 2015. We continue to monitor the Yima Joint Ventures and could take an additional impairment in the future if operating conditions do not meet our current expectations, or if the liquidity situation worsens.

Tianwo-SES Clean Energy Technologies Limited (the “Tianwo-SES Joint Venture”)

Joint Venture Contract

In February 2014, SES Asia Technologies Limited, one of our wholly owned subsidiaries, entered into a Joint Venture Contract (the “JV Contract”) with Zhangjiagang Chemical Machinery Co., Ltd., which subsequently changed its legal name to Suzhou Thvow Technology Co. Ltd. (“STT”), to form the Tianwo-SES Joint Venture. The purpose of the Tianwo-SES Joint Venture is to establish the Company’s gasification technology as the leading gasification technology in the Tianwo-SES Joint Venture territory (which is China, Indonesia, the Philippines, Vietnam, Mongolia and Malaysia) by becoming a leading provider of proprietary equipment and engineering services for the technology. The scope of the Tianwo-SES Joint Venture is to market and license our gasification technology via project sublicenses; procurement and sale of proprietary equipment and services; coal testing; and engineering, procurement and research and development related to the technology. STT contributed 53.8 million yuan in April 2014 and was required to contribute an additional 46.2 million yuan within two years of such date for a total contribution of 100 million yuan (approximately $15.1 million) in cash to the Tianwo-SES Joint Venture, and owns 65% of the Tianwo-SES Joint Venture.

We have contributed an exclusive license to use of its technology in the Tianwo-SES Joint Venture territory pursuant to the terms of a Technology Usage and Contribution Agreement (the “TUCA”) entered into among the Tianwo-SES Joint Venture, STT and us on the same date and further described in more detail below. We own 35% of the Tianwo-SES Joint Venture. Under the JV Contract, neither party may transfer their interests in the Tianwo-SES Joint Venture without first offering such interests to the other party.

The JV Contract also includes a non-competition provision which requires that the Tianwo-SES Joint Venture be the exclusive legal entity within the Tianwo-SES Joint Venture territory for the marketing and sale of any gasification technology or related equipment that utilizes low quality coal feedstock. Notwithstanding this, STT has the right to manufacture and sell gasification equipment outside the scope of the Tianwo-SES Joint Venture within the Tianwo-SES Joint Venture territory. In addition, we have the right to develop and invest equity in projects outside of the Tianwo-SES Joint Venture within the Tianwo-SES Joint Venture territory. After the termination of the Tianwo-SES Joint Venture, STT must obtain written consent from us to market development of any gasification technology that utilizes low quality coal feedstock in the Tianwo-SES Joint Venture territory.

The JV Contract may be terminated upon, among other things: (i) a material breach of the JV Contract which is not cured, (ii) a violation of the TUCA, (iii) the failure to obtain positive net income within 24 months of establishing the Tianwo-SES Joint Venture or (iv) mutual agreement of the parties.

TUCA

Pursuant to the TUCA, we have contributed to the Tianwo-SES Joint Venture the exclusive right to our gasification technology in the Tianwo-SES Joint Venture territory, including the right to: (i) grant site specific project sub-licenses to third parties; (ii) use our marks for proprietary equipment and services; (iii) engineer and/or design processes that utilize our technology or our other intellectual property; (iv) provide engineering and design services for joint venture projects and (v) take over the development of projects in the Tianwo-SES Joint Venture territory that have previously been developed by us and our affiliates.

The Tianwo-SES Joint Venture will be the exclusive operational entity for business relating to our technology in the Tianwo-SES Joint Venture territory. If the Tianwo-SES Joint Venture loses exclusivity due to a breach by us, STT is to be compensated for direct losses and all lost project profits. We will also provide training for technical personnel of the Tianwo-SES Joint Venture through the second anniversary of the establishment of the Tianwo-SES Joint Venture. We will also provide a review of engineering works for the Tianwo-SES Joint Venture. If modifications are suggested by us and not made, the Tianwo-SES Joint Venture bears the liability resulting from such failure. If we suggest modifications and there is still liability resulting from the engineering work, it is our liability.

Any party making, whether patentable or not, improvements relating to our technology after the establishment of the Tianwo-SES Joint Venture, grants to the other party an irrevocable, non-exclusive, royalty free right to use or license such improvements and agrees to make such improvements available to us free of charge. All such improvements shall become part of our technology and both parties shall have the same rights, licenses and obligations with respect to the improvement as contemplated by the TUCA.

The Tianwo-SES Joint Venture is required to establish an Intellectual Property Committee, with two representatives from the Tianwo-SES Joint Venture and two from SES. This Committee shall review all improvements and protection measures and recommend actions to be taken by the Tianwo-SES Joint Venture in furtherance thereof. Notwithstanding this, each party is entitled to take actions on its own to protect intellectual property rights. As of June 30, 2016 that committee was yet to be formed.

Any breach of or default under the TUCA which is not cured on notice entitles the non-breaching party to terminate. The Tianwo-SES Joint Venture indemnifies us for misuse of our technology or infringement of our technology upon rights of any third party.

Current relationship with STT

The second capital contribution from STT of 46.2 million yuan (approximately $7.0 million) was not paid in April 2016 as required by our initial JV Contract and currently remains outstanding. We notified STT in writing to determine the status of the payment, and other contractual breaches related to the TUCA, and the JV Contract, and have continued to follow up on this issue. Should the payment or the other breaches of the TUCA not be cured, we will consider any and all legal actions to resolve these issues.

CESI-SES Investment Platform

In March 2016, we entered a strategic Joint Project Development and Investment Agreement with China Environment State Investment Co., Ltd. (“CESI”). CESI is a state-owned enterprise established in Beijing under the China Ministry of Environmental Protection that is charged with, and funded to, develop and invest in the energy conservation and environmental protection industry. We and CESI have agreed to develop, jointly invest, and build a total of no less than 20 projects using our gasification technology over the next five years. Further, we and CESI are targeting to bring a minimum of two projects through development within 12 months. Equity in the projects for investment by us and CESI is expected to be owned 51% by CESI, and 49% by us through our wholly owned Hong Kong subsidiary, SES Clean Energy Investment Holdings Limited. We and CESI have initially identified a pipeline of potential projects.

In July 2016, CESI’s upper management changed related to a restructuring agreement and the entrance of a new shareholders. This restructuring agreement resulted in a change in CESI’s upper management. We have been in contact with the new management team and we have been told that CESI will evaluate the economics of the projects discussed above and will make its decision to continue in the projects based upon their views of the projects’ economics. If CESI were to not continue to participate in these projects, it could cause delays as we seek replacement partners and alternative funding sources. We can provide no assurances as to the level of involvement which CESI will have in the projects in the future but we believe that we will be able to find a replacement partner should CESI decide to not participate.

Dongying Projects

In May 2016, we announced the first of our projects on the platform discussed above. The project will use SGT to produce lower-cost hydrogen in the Lijin County Binhai New District industrial park in Dongying, Shandong Province. The build-out consists of three projects completed in phases with an estimated preliminary total investment to be approximately 2 billion yuan ($301.6 million). In June 2016, we signed an investment and cooperation agreement with Shandong Dongying Hekou District Government. The project will use SGT to produce lower-cost hydrogen needed for clean fuels production by refineries at the Hekou Blue Economy Industrial Park Project in Dongying City, Shandong Province. The build-out consists of multiple phases with an estimated preliminary total investment to be approximately 550 million yuan ($83.0 million).

Business Development, Engineering and Project Management

Management and Business Development Staff

We currently employ a staff of experienced management and business development professionals in both the U.S. and China that are focused on opportunities in our target markets. The management and business development team is focused on the disciplined development of new business for gasification projects, licensing opportunities and other technology products and services which maximize the advantages of our gasification technology. Members of the team have either led or participated in the development of multiple coal and natural gas power projects, coal gasification projects, chemical and gasification licensing transactions globally over the past three decades. In addition, we utilize consultants and our relationships with our strategic partners to further supplement our staff in developing relationships with potential customers.

Technology, Engineering and Project Management Staff

We have a capable and seasoned technology team, with skill sets ranging from detailed design engineering, project management and plant commissioning experience.  Our engineers leverage their gasification and process industry knowledge to continuously improve SGT using data collected from our commercial licensees and test platforms.  These improvements increase overall plant reliability, while reducing the capital and operating costs for our project partners, as well as develop core intellectual property for the company.  The team is engaged during the earliest stages of project development, allowing for more precise planning and optimization of the integrated technologies.  This provides a further competitive edge with respect to cost and project development cycle times.  In addition to our technology engineering team, we leverage our resource capability through partnering with international engineering and procurement companies with significant gasification experience.

Business Concentration

Our assets in China accounted for approximately 68% of our total assets as of June 30, 2016, which includes property, plant and equipment of our consolidated ZZ Joint Venture, our investment in the Yima Joint Ventures and other miscellaneous assets.

Suppliers

China has rapidly expanded its industrial manufacturing and construction capabilities. This has reduced the cost and build time of traditional sources of supply. In China, through our strategic relationships, we have been successful in locating and contracting with a number of key suppliers of major equipment and services.

For projects outside of China where local sourcing is of value, we expect to be able develop supply chain capabilities for our equipment utilizing experienced industrial manufacturing capabilities and low cost sources of labor and materials that will benefit our technology.

Patents

We currently hold multiple U.S. and international patents and have a number of pending patent applications, primarily relating to new technology developments that we have made to the U-GAS® technology, known as SGT. This includes our gasification process, the integration of our gasification process with downstream uses and the equipment design for our gasification facilities. Although in the aggregate our patents are important to us, we do not regard any individual patent as critical or essential to our business as a whole.

Prior to us entering into the GTI Agreement, U-GAS® had not been commercially deployed on coal above approximately 150 tons per day per gasification system nor had it been commercially deployed on coal using pure oxygen as a reactant or at elevated pressures. Today, we have commercially deployed the technology at a scale of 1,200 tons per day of coal feed using pure oxygen as a reactant and at pressures of up to 10 bar.

In addition, we also have new designs underway today, and we are quoting gasification systems for customers that would increase our gasification capacity to approximately 3,000 tons per day of coal using pure oxygen as a reactant. We have made improvements to the U-GAS technology which have either been patented, are in the process of patenting, or are held by us as trade secrets. In addition, we have several new improvements which are currently in development associated with designs of our higher pressure and higher capacity systems that will further enhance the efficiency of the gasification process or reduce capital or operating expenses.

Project and Technical Development

We may incur internal and third-party project and technical development costs related to the advancement of our gasification technology and related processes. We plan to continue certain development initiatives that support our strategies and project development activities with a goal of offering our customers the best and most efficient clean coal solutions.

Chinese Environmental Regulation

Our operations are subject to stringent national, provincial state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Numerous governmental agencies, including various Chinese authorities, issue regulations to implement and enforce such laws, which often require difficult and costly compliance measures that carry substantial administrative, civil and criminal penalties or may result in injunctive relief for failure to comply. These laws and regulations may require the acquisition of a permit before construction or operation at a facility commence, restrict the types, quantities and concentrations of various substances that can be released into the environment in connection with such activities, limit or prohibit construction activities on certain lands lying within wilderness, wetlands, ecologically sensitive and other protected areas, and impose substantial liabilities for pollution.

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

In April 2009, the Chinese government approved a new national standard for methanol to be used in motor vehicle fuel which become effective on November 1, 2009. The standard includes the technical properties, testing methods, examination procedures as well as identification, packaging, transportation, storage and safety requirements for methanol that is to be used in motor vehicle fuel. Further, in May 2009, the Chinese government approved a new national standard, effective December 1, 2009, for M85 methanol gasoline, which specifies, among other things, the technical requirements, testing methods, examination procedures, identification, packaging, transportation, storage and safety requirements for methanol gasoline that comprises between 84%-86% of methanol and between 14%-16% of gasoline in terms of volume and other performance enhancing additives, for use in motor vehicles. According to the China Petroleum and Chemical Industry Association, the draft national standards for M15 — 15% percent methanol and 85% gasoline have been submitted to the China National Technical Committee on Petroleum Products and Lubricants of Standardization Administration for review. It is expected that the official national standards for M15 -15% percent methanol and 85% gasoline will soon be promulgated. We are monitoring this development closely. Although these standards do not mandate the use of methanol, we expect that they will act as a catalyst for further growth in the development of infrastructure, fueling stations, and vehicles which can accommodate higher proportion methanol blends. These recent developments are positive for the long term outlook for methanol demand, and with China demonstrating the viability of methanol blending in gasoline, this should also increase the potential for methanol blending to be adopted in other countries.

In July 2016, Parts 2-4 of the Norm of Energy Consumption Per Unit Product of Methanol became effective. The Norm sets out the energy consumption limits during the production of methanol from coal, natural gas and coke oven gas, as well as the co-production of ammonia with methanol, for existing and new projects. It raises the threshold of participating in methanol production business and those firms using less advanced technologies currently in the market may seek improvement or replacement of their technologies. It is our belief that regulations such as this will create more opportunities for our technology in the future.

China continues to put increasing scrutiny on the environmental impacts of all coal based projects, including coal to power and coal to chemicals. New codes and standards have been and continue to be created to minimize the generation of Sulfur Oxides, Nitrous Oxides, Carbon Monoxide, Carbon Dioxide and Particulate Matter. In addition, codes and standards have been put in place in the past few years to increase the efficiency of resource utilization. These include minimum efficiencies required for the production of SNG and other chemicals from coal, limits on the amount of water consumed per unit of SNG and other chemicals produced from coal, and limits on the amount of coal consumed per unit of SNG and other chemicals produced from coal. These codes and standards are relatively new and continue to change. We believe that our gasification technology can currently meet these requirements, while other gasification technologies will be challenged to meet these requirements.

In 2016, China released its 13th Five – Year Plan, which maps a path for more sustainable economic growth, focusing on energy efficiency and the use of cleaner energy sources to mitigate the effects of rapidly rising energy demand. We believe these policies could lead to expanded syngas application in methanol production as well as in the licensing business of coal gasification technologies, which we believe we are uniquely positioned to benefit from.

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

Chinese Foreign Investment and Business Regulations

We operate our business in China under a legal regime consisting of the State Council, which is the highest authority of the executive branch of the Chinese central government, and several ministries and agencies under its authority, including the State Administration for Industry and Commerce (“SAIC”), the Ministry of Commerce (“MOFCOM”), the State Administration of Foreign Exchange (“SAFE”) and their respective authorized local counterparts.

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

Under Chinese regulations, wholly foreign-owned enterprises and Sino-foreign equity joint ventures in China may pay dividends only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. The foreign invested company may not distribute profits until the losses of the previous fiscal years have been made up. Additionally, the foreign invested company shall make allocations of after-tax profits to a reserve fund and a bonus and welfare fund for their employees. In the case of a Sino-foreign equity joint venture, in addition to the reserve fund and the bonus and welfare fund, the company shall also make allocations to a venture expansion fund. In the case of a wholly foreign-owned enterprise, the amount to be contributed to the reserve fund shall be no less than 10% of the after-tax profits unless the aggregate amount reaches 50% of the registered capital of the company, at which time the company may stop making allocations to the reserve fund. The amount to be contributed to other funds of a wholly foreign-owned enterprise or any of the above funds of a Sino-foreign equity joint venture may be determined by the board of the company in accordance with the applicable laws. Any amounts to be contributed to such funds shall be set aside prior to distribution of after-tax profit.

Employees

As of June 30, 2016, we had approximately 135 full time employees, including 111 employees at the ZZ Joint Venture plants and excluding those individuals employed through our non-consolidated joint ventures. Subsequent to June 30, 2016 we terminated approximately 70 workers at our ZZ Joint Venture plant due to the permanent shutdown of the existing ZZ Joint Venture Plant and planned restructuring of the ZZ Joint Venture with Xuecheng Energy. None of our employees are represented by any collective bargaining unit. We have not experienced any work stoppages, work slowdowns or other labor unrest. We believe that our relations with our employees are good.

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

Item 1A. Risk Factors

Our business is subject to a number of risks which may negatively impact our business interests on a go-forward basis. These risks should be carefully considered prior to, or continuing, investment in our Company. To assist in the understanding of these risks, we have broken down the risks into four main categories all of which could materially impact our financial operations or our financial position:

Risks Related to Our Business

We will require substantial additional funding, and our failure to raise additional capital necessary to support and expand our operations could reduce our ability to compete and could harm our business.

As of June 30, 2016, we had $13.8 million in cash and cash equivalents. We currently plan to use our available cash for (i) expanding our technology and securing orders and associated tasks with developing our business with a prime focus on the markets of syngas for direct replacement of natural gas, syngas for producing substitute natural gas and power; (ii) securing new partners for our technology business; (iii) technology product advancement for power applications and industrial syngas; (iv) general and administrative expenses; and (v) working capital and other general corporate purposes.

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

We cannot provide any assurance that any financing will be available to us in the future on acceptable terms or at all. Any such financing could be dilutive to our existing stockholders. If we cannot raise required funds on acceptable terms, we may not be able to, among other things, (i) maintain our general and administrative expenses at current levels including retention of key personnel and consultants; (ii) successfully develop our licensing and related service businesses; (iii) fund certain obligations as they become due; (iv) negotiate and enter into new gasification plant development contracts and licensing agreements; (v) make additional capital contributions to our joint ventures; (vi) respond to competitive pressures or unanticipated capital requirements; or (vii) repay our indebtedness.

We may not be able to develop our equity platform projects.

Other than our ZZ Joint Venture and Yima Joint Ventures, all of our other potential development opportunities are in the early stages of development and/or contract negotiations.

We will seek partners in the future for our equity platform projects and our future success will depend on these relationships and any other strategic relationships that we may enter into. We cannot assure you that we will satisfy the conditions required to maintain these relationships or that we will be able to enter into relationships with future strategic partners on acceptable terms.

The Yima Joint Ventures also are experiencing certain liquidity concerns with a series of third party bank notes due prior to the end of December 2016. Yima, the 75% shareholder of the Yima Joint Ventures, has been routinely filling liquidity gaps with shareholder loans to the Yima Joint Ventures. Also, the Yima Joint Ventures are currently in discussion with the impacted third party lenders to seek extensions, refinancing or other alternative arrangements to avoid a default by the Yima Joint Ventures. While we believe Yima will continue to fill the liquidity gaps until the project is operating and producing income, we can make no assurances that Yima will continue to do this or on the outcome of the above mentioned negotiations.

For example, we have only recently begun to develop our developing the Dongying Projects. In July 2016, CESI was restructured and additional shares of CESI were issued pursuant to a restructuring agreement. This restructuring agreement amounted to a change in CESI’s upper management. We have been in contact with the new management team and we have been told that CESI is in the process of revaluating the economics of the projects discussed above and will make its decision to continue in the projects based upon their views of the Dongying Projects economics. If CESI were to not continue to participate in these projects, it could cause delays as we seek replacement partners and alternative funding sources. If these delays were to persist we could lose our exclusivity agreement to provide energy within the industrial park. We can provide no assurances as to the level of involvement which CESI will have in the projects in the future but we believe that we will be able to find a replacement partner should CESI decide to not participate.

We may not be successful developing our technology and licensing business.

The development of our licensing and technology business depends, in part, on our ability to form strategic relationships with other partners which can extend our global sales reach for our technology and licensing business. We have begun to develop our strategic relationships with GE, Midrex, Simon and other partners and many of these relationships are still being cultivated. We cannot provide assurance that we will be able to successfully develop our strategic partnerships or successfully grow the Tianwo-SES Joint Venture, which depends upon several factors, including the strength of global energy and chemical markets, commodity prices and the ability of our strategic partners to timely perform their obligations.  There can be no assurances that we will be able to succeed in developing or sustaining these relationships and our inability to do so could have a material adverse effect on our business and results of operation.

We are dependent on our relationships with our strategic partners for project development.

We are dependent on our relationships with our strategic partners to accelerate our expansion, fund our development efforts, better understand market practices and regulatory issues and more effectively handle challenges that may arise.

Through the Tianwo-SES Joint Venture, we have partnered a significant portion of our China business with STT, a Chinese company which desires to invest into the growth of China’s clean energy space and which recognizes the opportunity afforded by our technology capability and business model.  We believe partnering with companies such as STT can increase the acceptance of our technology on a global basis and will enable us to reduce our capital requirements to achieve this acceleration.

We may also seek additional partners in the future for our technology platforms. Our future success will depend on these relationships and any other strategic relationships that we may enter into. We cannot assure you that we will satisfy the conditions required to maintain these relationships under existing agreements or that we can prevent the termination of these agreements. We also cannot assure you that we will be able to enter into relationships with future strategic partners on acceptable terms, including partnering our technology vertical. Further, we cannot assure you that our joint venture partners, including STT, will grow the joint venture or effectively meet their development objectives. The termination of any relationship with an existing strategic partner, our failure to successfully partner our technology platforms, or the inability to establish additional strategic relationships may limit our ability to develop the Tianwo-SES Joint Venture, our projects, including the ZZ Joint Venture and Yima Joint Ventures and our strategic arrangements with GE, Midrex, CESI and others may have a material adverse effect on our business and financial condition.

Joint ventures that we enter into present a number of challenges that could have a material adverse effect on our business and results of operations and cash flows.

We have developed projects in China with the ZZ Joint Venture, the Yima Joint Ventures, and our Tianwo-SES Joint Venture. In addition, as part of our business strategy, we plan to enter into other joint ventures or similar transactions, including as part of our business verticals for power, steel and renewables, some of which may be material. These transactions typically involve a number of risks and present financial, managerial and operational challenges, including the existence of unknown potential disputes, liabilities or contingencies that arise after entering into the joint venture related to the counterparties to such joint ventures, with whom we share control. We could experience financial or other setbacks if transactions encounter unanticipated problems due to challenges, including problems related to execution or integration. In some cases, our joint venture partner may have a contractual commitment to provide funding to the joint venture, although we do not have assurances that they will satisfy such obligations. Continued economic uncertainty in China could also cause delays or make financing of operations more difficult. Any of these risks could reduce our revenues or increase our expenses, which could adversely affect our results of operations and cash flows.

Additionally, we are a minority owner in the Yima Joint Ventures, and we are relying on Yima to provide the management and operational support for the project. As a result, the success and timing of the Yima project will depend upon a number of factors that will be largely outside of our control and influence. In 2014 we moved from the equity method of accounting for our investment in the Yima Joint Ventures to the cost method of accounting because we concluded that we are unable to exercise significant influence over the Yima Joint Ventures. Our conclusion regarding our lack of significant influence is based on our interactions with the Yima Joint Ventures related to the start-up and operations and due to various other circumstances including limited participation in operating and financial policymaking processes and our limited ability to influence technological decisions.  The Yima Joint Ventures also are experiencing certain liquidity concerns with a series of third party bank notes due prior to the end of December 2016. Yima, the 75% shareholder of the Yima Joint Ventures, has been routinely filling liquidity gaps with shareholder loans to the Yima Joint Ventures. Also, the Yima Joint Ventures are currently in discussion with the impacted third party lenders to seek extensions, refinancing or other alternative arrangements to avoid a default by the Yima Joint Ventures. While we believe Yima will continue to fill the liquidity gaps until the project is operating and producing income, we can make no assurances that Yima will continue to do this or on the outcome of the above mentioned negotiations.

Dependence on Yima, and other owners of future projects in which we have a minority interest, or extended negotiations regarding the scope of the projects, could delay or prevent the realization of targeted returns on our capital invested in these projects.

We have relied, and will continue to rely, upon personnel in China to compile this information and deliver it to us in a timely fashion so that the information can be incorporated into our consolidated financial statements prior to the due dates for our annual and quarterly reports. Any difficulties or delays in receiving this information or incorporating it into our consolidated financial statements in the future could impair our ability to timely file our annual and quarterly reports.

We may be subject to future impairment losses due to potential declines in the fair value of our assets.

During the fiscal year of 2015 and 2016, there was a significant decline in methanol prices in the China commodity market, which put significant pressure on our ZZ Joint Venture plant methanol production margins leading to a $20.9 million impairment of that asset during the fiscal year ended June 30, 2015. Management evaluated the need to take an impairment of the ZZ Joint Venture plant as of June 30, 2016 and deemed no impairment was required. The net book value of the ZZ Joint Venture plant was approximately $9.1 million as of June 30, 2016.

Because of the current operating and liquidity concerns ongoing at the Yima Joint Ventures, our management evaluated its investment in the Yima Joint Ventures to determine whether an other than temporary decrease in value had occurred for the year ended June 30, 2016. Management determined that the decrease in value due to the shutdown and liquidity situation are other than temporary in nature and therefore management conducted an impairment analysis utilizing a discounted cash flow fair market valuation with the assistance of a third party valuation expert. In this valuation, significant unobservable inputs were used to calculate the fair value of the investment. The valuation led to the conclusion that the investment in the Yima Joint Ventures was impaired as of June 30, 2016 and accordingly we recorded an $8.6 million impairment for the fiscal year ended June 30, 2016. The carrying value of our Yima investment was approximately $26.2 million as of June 30, 2016 as compared to $34.8 million as of June 30, 2015. We continue to monitor the Yima Joint Ventures and could take an additional impairment in the future if operating conditions do not meet our current expectations, or if the liquidity situation worsens.

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

Global economic uncertainty and the underlying access to credit and equity markets could create financial challenges for us and the economy as a whole. Our internally generated cash flow and cash on hand historically have not been sufficient to fund all of our expenditures, and we have relied on, among other things, bank financings and private equity to provide us with additional capital. Our ability to access capital may be restricted at a time when we would like, or need, to raise capital. If our cash flow from operations is less than anticipated and our access to capital is restricted, we may be required to reduce our operating and capital budget, which could have a material adverse effect on our results and future operations. Ongoing uncertainty may also reduce the values we are able to realize in asset sales or other transactions we may engage in to raise capital, thus making these transactions more difficult and less economic to consummate.

Our results of operations and cash flows may fluctuate.

Our operating results and cash flows may fluctuate significantly as a result of a variety of factors, many of which are outside our control. Factors that may affect our operating results and cash flows include but are not limited to: (i) the success of the Yima Joint Ventures and their ability to overcome the current liquidity concerns of their operations; (ii) our ability to obtain new customers and retain existing customers; (iii) the success and acceptance of our technology; (iv) our ability to successfully develop our licensing business verticals for power, steel and renewables, as well as execute on our projects; (v) the ability to obtain financing for our projects; (vi) the cost of coal and electricity; (vii) the volatility of local Chinese methanol markets; (viii) shortages of equipment, raw materials or feedstock; (ix) approvals by various government agencies; and (x) general economic conditions as well as economic conditions specific to the energy industry.

We may not be successful developing opportunities to license our technology.

Although we have identified potential opportunities in China, South America, India, Australia, the U.S., Vietnam, as well as other parts of Europe, Africa and Asia, we have only recently begun to develop our licensing and related service business and many of the relationships with potential customers are still being cultivated. To date, our principal operating activities have focused in China. Our ability to successfully develop global licensing opportunities for our technology is uncertain and depends upon the strength of global markets as well as our continued capability to deliver technology licenses, components and services. In addition, as with our other projects, we will be exposed to the risk of financial non-performance by our customers. Although we anticipate that we can generate revenues through engineering and technical service fees, as well as licensing fees and royalties on products sold by our licensees that incorporate our proprietary technology, there can be no assurances that we will be able to do so and our inability to do so could have a material adverse effect on our business and results of operation.

Our size and lack of operating history could inhibit the development of our third party licensing business.

License agreements typically provide a guarantee of the performance of the plant which is using SGT. Due to our size and lack of operating history there could be a perception that we are not able to satisfy these obligations, even though liability is typically capped at 50% of the fees received under the license agreement. As a result, partners may choose to enter into agreements with our larger competitors due to the belief that they are in a greater position to stand by their performance guarantees. These perceptions could hinder the development of our third party licensing business and, as a result, have a material adverse effect on our financial condition and results of operations.

An inability to attract and retain qualified personnel could harm our business, financial condition and results of operations.

We do not currently have all of the personnel to fully develop and execute on all of our business opportunities, including our various business verticals and other partnering arrangements. Also, our technology design and implementation capability relies on years of gasification specific and U-GAS® specific experience and expertise in key staff members. Our future success depends, in part, on our ability, as well as the ability of our joint ventures, to identify, attract and retain highly skilled technical personnel. We face intense competition for qualified individuals from numerous other companies, some of which have far greater resources than we do. We may be unable to identify, attract and retain suitably qualified individuals, or we may be required to pay increased compensation in order to do so. If we were to be unable to attract and retain the qualified personnel we need to succeed, our business, financial condition and results of operations could suffer.

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

We rely on proprietary technology licensed from GTI. Our license agreement with GTI for U-GAS® technology (described under “Description of Business—GTI Agreement”) is a critical component of our business. All of the prior patents granted around U-GAS® technology have expired. We are improving the technology and we plan to create new technologies around the core U-GAS® technology and our SGT and have applied for new patents for these improvements and new technologies. Proprietary rights relating to U-GAS® technology are protected from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents, maintained within trade secrets or maintained in confidence through legally binding agreements. There can be no assurance that patents will be issued from any pending or future patent applications owned by or licensed to us or that the claims allowed under any issued patents will be sufficiently broad to protect our technology. In addition, our ability to obtain patent protection may be affected by the terms of the GTI Agreement. In the absence of patent protection, we may be vulnerable to competitors who attempt to copy our technology or gain access to our proprietary information and technical know-how. In addition, we rely on proprietary information and technical know-how that we seek to protect, in part, by entering into confidentiality agreements with our collaborators, employees, and consultants. In the case of the Tianwo-SES Joint Venture, to which we have transferred the exclusive right to our technology within the joint venture territory, we are relying on the covenants and protections included in the TUCA. We cannot assure you that these agreements will not be breached, that we would have adequate remedies for any breach or that our trade secrets will not otherwise become known or be independently developed by competitors.

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

The GTI Agreement, our joint ventures in China, our licensing and related service business and our business verticals for power, steel and renewables, including our marketing arrangement with GE Power, are essential to us and our future development. With the exercise of our first extension of our agreement in May 2016, the GTI Agreement terminates on August 31, 2026, but may be terminated by GTI upon certain events of default if not cured by us within specified time periods. In addition, after the second ten year extension periods provided under the GTI Agreement, which is exercisable at our option, we cannot assure you that we will succeed in obtaining an extension of the term of the license at a royalty rate that we believe to be reasonable or at all. Our joint venture agreements do not terminate for many years, but may be terminated earlier due to certain events of bankruptcy or default, or, in the case of the ZZ Joint Venture, if the purchase and sale contract for syngas or the methanol cooperation agreement is terminated, and, in the case of the Tianwo-SES Joint Venture, if the joint venture does not establish positive net income within 24 months of formation. Termination of any of our joint ventures or other key business relationships would require us to seek another collaborative relationship in that territory. We cannot assure you that a suitable alternative third party would be identified, and even if identified, we cannot assure you that the terms of any new relationship would be commercially acceptable to us. In addition, any of our license agreements could be terminated by our customer if we default under the terms of the agreement and any such termination could have a material adverse effect on our business and results of operations.

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

Our performance is substantially dependent on the continued services and on the performance of our senior management and other key personnel. Our performance also depends on our ability to retain and motivate our officers, directors and key employees. The loss of the services of any of our executive officers or other key employees could have a material adverse effect on our business, results of operations and financial condition. Although we have employment arrangements, which include non-competition provisions, with DeLome Fair, our President and Chief Executive Officer, Francis Lau, our Chief Technology Officer, Roger Ondreko, our Chief Financial Officer and Secretary and certain other members of senior management, as a practical matter, those agreements will not assure the retention of our employees and we may not be able to enforce all of the provisions in any such employment agreement, including the non-competition provisions. We are also dependent on our joint ventures having the necessary senior management to maintain operations. Our future success also depends on our ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, marketing and customer service personnel. Competition for such personnel in both the US and China is intense, and we cannot assure you that we will be able to successfully attract, integrate or retain sufficiently qualified personnel. In addition, because substantially all of our operations are currently in China, we will be required to retain personnel who reside in, or are willing to travel to, and who speak the language and understand the customs of China. Our inability to retain these types of individuals could have a material adverse effect on our business, results of operations and financial condition.

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

The business of providing clean energy is highly competitive. In the gasification market, large multi-national industrial corporations that are better capitalized, such as General Electric, Shell, CB&I, Siemens (with entrained flow technologies); Lurgi (with moving bed technology); and smaller Chinese firms (with atmospheric pressure technologies) offer coal gasification equipment and services which competes with our technology.

While our technology can provide superior economics than these technologies in most cases, our size, our availability to the capital markets and the lack of commercial operating experience can make it difficult for us to win orders. In addition, new competitors, some of whom may have extensive experience in related fields or greater financial resources, may enter the market.

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

Our information technology systems and those of our service providers are subject to cyber security risks and threats.

We depend on information technology systems that we manage, and others that are managed by our third-party service and equipment providers, to conduct our operations, and these systems are subject to risks associated with cyber incidents or attacks. It has been reported that unknown entities or groups have mounted cyber-attacks on businesses and other organizations solely to disable or disrupt computer systems, disrupt operations and, in some cases, steal data. Due to the nature of cyber-attacks, breaches to our or our service or equipment providers’ systems could go unnoticed for a prolonged period of time. These cyber security risks could disrupt our operations and result in disruption of our operations, loss of critical data as well as result in higher costs to correct and remedy the effects of such incidents. If our or our service or equipment providers’ systems for protecting against cyber incidents or attacks prove to be insufficient and an incident were to occur, it could have a material adverse effect on our business, financial condition, results of operations or cash flows. Currently, we do not carry insurance for losses related to cyber security attacks, and may elect to not obtain such insurance in the future.

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

We are required to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 and the related Securities and Exchange Commission’s implementing rules, require that management disclose whether the CEO and CFO maintained internal control over financial reporting that, among other things, provides reasonable assurance that material errors in our external financial reports will be prevented or detected on a timely basis, and that we maintain support for that disclosure that includes evidence of our evaluation of the design and operation of our internal control. We are a small company with international operations, limited financial resources and our finance and accounting staff is very limited.

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

Risks Related to International Operations

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

Foreign countries have occasionally asserted rights to assets held by foreign entities. If a country claims superior rights to our assets, our interests could decrease in value or be lost. Various regions of the world in which we operate have a history of political and economic instability. This instability could result in new governments or the adoption of new policies that might result in a substantially more hostile attitude toward foreign investments such as ours. In an extreme case, such a change could result in termination of contract rights and expropriation of our assets. This could adversely affect our interests and our future profitability. The impact that future terrorist attacks or regional hostilities may have on our industry in general, and on our operations in particular, is not known at this time. Uncertainty surrounding military strikes or a sustained military campaign may affect operations in unpredictable ways, including disruptions of feedstock supplies and markets, and the possibility that infrastructure facilities, including production facilities, could be direct targets of, or indirect casualties of, an act of terror or war. We may be required to incur significant costs in the future to safeguard our assets against terrorist activities

Foreign investment regulations could adversely impact our company and subject us to fines.

Many nations, both developing and developed countries, have stringent laws which are related to the investment and re-patriotization of funds from profits within their respective countries and which may inhibit or prevent us from removing funds from the country in which the investment was made and could potentially impact our liquidity.

For example, Chinese regulations relating to outbound investment activities, in particular, round-tripping investments by Chinese residents may increase our administrative burden, restrict our overseas and cross-border investment activity or otherwise adversely affect the implementation of our acquisition strategy. If Chinese residents, who are beneficial holders of our shares, make or have previously made direct or indirect round tripping investments through a SPV which falls within the scope of the registration under the SAFE Circular 37 (SAFE circular Relating to Foreign Exchange Administration of Offshore Investment, Financing and Round tripping Investment by Domestic Residents utilizing Special Purpose Vehicles), the Chinese residents must make foreign exchange registration for their offshore investments, otherwise, the Chinese residents may be ordered to return the capital to China and be imposed a fine by SAFE for such misconduct. At the time of applying for SAFE registration (including any change registration), the foreign-invested enterprises that do not constitute round tripping investment enterprises will be required to represent that its foreign shareholder is not directly or indirectly held by any Chinese residents; the foreign-invested enterprises that constitute round tripping investment enterprises will be required to disclose the actual controlling person of its foreign shareholder. Any false or misleading representations may result in administrative liabilities imposed on the onshore entities and their legal representatives. We cannot provide any assurances that all of our stockholders who are Chinese residents will make or obtain any applicable registrations or approvals required by these SAFE regulations. The failure or inability of our Chinese resident stockholders to comply with the registration procedures set forth in the SAFE regulations may subject our Chinese subsidiaries to fines and legal sanctions, restrict our cross-border investment activities, or limit the ability to distribute dividends to or obtain foreign-exchange dominated loans from our company. Given that SAFE Circular 37 is a newly issued regulation, certain aspects therein still remain in uncertainty. As it is uncertain how the SAFE regulations will be interpreted or implemented, we cannot predict how these regulations will affect our business operations or future strategy. For example, we may be subject to a more stringent review and approval process with respect to our foreign exchange activities, such as remittance of dividends and obtaining foreign currency denominated borrowings, which may harm our results of operations and financial condition. In addition, if we decide to acquire a Chinese domestic company, we cannot assure you that we or the owners of such company, as the case may be, will be able to obtain the necessary approvals or complete the necessary filings and registrations required by the SAFE regulations. This may restrict our ability to implement our acquisition strategy and could adversely affect our business and prospects.

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

For example, in China, developing, constructing and operating gasification facilities is highly regulated. In the development stage of a project, the key government approvals are the project’s environmental impact assessment report, or EIA, feasibility study (also known as the project application report) and, in the case of a Sino-foreign joint venture, approval of the joint venture company’s joint venture contract and articles of association. Approvals in China are required at the municipal, provincial and/or central government levels depending on the total size of the investment in the project. Prior to commencing full commercial operations, we also need additional environmental approvals to ensure that the facility will comply with standards adopted in the EIA.

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

For example, China’s State Council has issued an opinion further restricting new project approvals for polysilicon, steel cement, glass and coal to methanol and DME projects. At the same time, the government continues to encourage newer technologies that can cleanly process coal. Although we do not believe that China’s project approval requirements and slowing of approvals for new coal to methanol and DME projects will invalidate any of our existing permits, our future joint ventures will have to abide by these guidelines.

Foreign laws may not afford us sufficient protections for our intellectual property, and we may not be able to obtain patent protection outside of the United States.

Certain nations that we operate in may not grant us certain intellectual property rights that are customarily granted in more developed legal systems. For example, despite continuing international pressure on the Chinese government, intellectual property rights protection continues to present significant challenges to foreign investors and, increasingly, Chinese companies. Chinese commercial law is relatively undeveloped compared to the commercial law in our other major markets and only limited protection of intellectual property is available in China as a practical matter. Although we have taken precautions in the operations of our Chinese subsidiaries and in our joint venture agreements (including as to the Tianwo-SES Joint Venture to which we have transferred the exclusive right to our technology within the joint venture territory) to protect our intellectual property, any local design or manufacture of products that we undertake in China could subject us to an increased risk that unauthorized parties will be able to copy or otherwise obtain or use our intellectual property, which could harm our business. We may also have limited legal recourse in the event we encounter patent or trademark infringement. Uncertainties with respect to the Chinese legal system may adversely affect the operations of our Chinese subsidiaries. China has put in place a comprehensive system of intellectual property laws; however, incidents of infringement are common and enforcement of rights can, in practice, be difficult. If we are unable to manage our intellectual property rights, our business and operating results may be seriously harmed.

We could be adversely affected by violations of the FCPA and similar laws in connection with our foreign operations.

The U.S. Foreign Corrupt Practices Act (“FCPA”) and similar other corruption laws generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business. Our corporate policies mandate compliance with these laws. We operate in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. Despite our training and compliance program, we cannot assure you that our internal control policies and procedures always will protect us from reckless or negligent acts committed by our employees or our respective agents. Violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our business and operations. We may be subject to competitive disadvantages to the extent that our competitors are able to secure business, licenses or other preferential treatment by making payments to government officials and others in positions of influence or using other methods that United States or other corruption laws and regulations prohibit us from using.

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

Currency fluctuations, devaluations and exchange restrictions may adversely affect our liquidity and results of operations. Exchange rates are influenced by political or economic developments the United States, China or elsewhere and by macroeconomic factors and speculative actions. In some countries, local currencies may not be readily converted into U.S. dollars or other hard currencies or may only be converted at government controlled rates, and, in some countries, the transfer of hard currencies offshore has been restricted from time to time. Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedges may be limited and we may not be able to successfully hedge our exposure, if at all.

Fluctuations in exchange rates can have a material impact on our costs of construction, our operating expenses and the realization of revenue from the sale of commodities. We cannot assure you that we will be able to offset any such fluctuations and any failure to do so could have a material adverse effect on our business, financial condition and results of operations. In addition, our financial statements are expressed in U.S. dollars and will be negatively affected if foreign currencies, such as the Chinese Renminbi yuan (“RMB”), depreciate relative to the U.S. dollar. For example, there has recently been intense pressure on the RMB due to the devaluation by China’s central bank. We cannot predict at this time when prices will stabilize or recover. In addition, our currency exchange losses may be magnified by exchange control regulations in China or other countries that restrict our ability to convert into U.S. dollars.

Risks Related to Our Chinese Operations

Our liquidity and capital resources are highly dependent on Chinese methanol prices.

The majority of our revenues for our ZZ Joint Venture Facility and Yima Joint Ventures historically have been derived from the sale of methanol in China. Since we have restructured the ZZ Joint Venture and are no longer making methanol at our ZZ Joint Venture Facility, we will no longer be generating revenue from methanol production.

Since resuming operations in November 2015, The Yima Joint Ventures continue to recognize revenues from methanol sales, however due to the current debt obligations of the Yima Joint Ventures, we do not believe that we will receive dividends until the Yima Joint Ventures are in a position to distribute profits.

At the present time, we do not have long term offtake agreements for our operations within China and revenues will fluctuate based on local market spot prices, which have been under significant pressure, and we are unsure of how much longer this will continue.

Our future revenues, liquidity and capital resources will be materially adversely affected if markets remain under pressure, and we may be unable to obtain satisfactory prices for these commodities or if prospective buyers do not purchase these commodities.

Current economic conditions in China could have an adverse impact on the performance of our joint venture partners and, as a result, our results of operations.

Over the past several years, China has experienced an economic slowdown. Most recently, China’s central bank has allowed the devaluation of the yuan against the U.S. dollar to levels not seen in over twenty years. Among other things, this could result in delays in the expansion of our projects in China or limit our access to the local debt and equity markets. Continued economic uncertainty in China or the United States could create further financial challenges for us and make these transactions more difficult and less economic to consummate, which would have a material adverse effect on our results of operations.

We may have difficulty establishing adequate management, legal and financial controls in China.

China historically has been deficient in Western-style management and financial reporting concepts and practices, as well as in modern banking, computer and other control systems. For example, we changed from the equity method of accounting for our investment in the Yima Joint Ventures to the cost method of accounting because we concluded that we are unable to exercise significant influence over the Yima Joint Ventures due to, among other things, our limited participation in operating and financial policymaking processes and our limited ability to influence technological decisions.

In addition, we entered into our Tianwo-SES Joint Venture, in which STT may own up to a 65% interest, and although certain decisions require unanimous approval of its board of directors, and we have representatives in management of the joint venture, we have more limited influence in decision making. We may have difficulty in hiring and retaining a sufficient number of employees who are qualified to assist us in application of such concepts and practices to work in China.

As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards. This situation can be more challenging in cost method investments where we do not experience significant influence and could have an adverse impact on our results of operations.

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

The Chinese Labor Contract Law imposes greater liabilities on employers and significantly affects the cost of an employer’s decision to reduce its workforce. Further, it requires certain terminations be primarily based upon seniority and relatively less upon merit. In the event we decide to significantly change or decrease our workforce, the Chinese Labor Contract Law could adversely affect our ability to enact such changes in a manner that is most advantageous to our business or in a timely and cost-effective manner, thus materially adversely affecting our financial condition and results of operations.

Increases in the labor costs or future disputes with our employees could damage our business, financial condition or operating results. According to Chinese Social Security Law and other applicable Chinese labor laws, the employer shall be responsible to make contributions to social insurances and housing funds for all of its eligible employees based on the actual salary of the employees. In addition, as required by Chinese regulations, we participate in various employee benefit plans that are organized by municipal and provincial governments, including pension, work-related injury benefits, maternity insurance, medical and unemployment benefit plans. We are required under Chinese laws to make contributions to the employee benefit plans at specified percentages of the salaries, bonuses and certain allowances of our employees, up to a maximum amount specified by the local government from time to time. Employees are entitled to a pension composed of basic pension, the amount of which is determined by local government, and personal account pension, the monthly amount of which is equal to the total deposited amount in the personal account divided by 139. There is no guarantee that we and our subsidiaries will be able to comply with the relevant requirements. Failure to comply with the various PRC Labor Laws and regulation requirements described above could result in liability under Chinese law.

China’s anti-corruption campaign may adversely impact our Chinese partners and our Chinese joint ventures.

The Chinese government has recently initiated a nationwide anti-corruption campaign to improve governance in China. The primary focus of this campaign has largely been on state-owned enterprises (“SOE”). Certain of our joint ventures are majority owned by an SOE. If one or more of the senior executives of our SOE joint venture partner or related entities are questioned or come under investigation, this could limit our participation in the on-going operations of the facilities and could adversely affect our realization of our investment in such joint ventures and facilities. This would materially affect our financial condition and results of operations.

We may have difficulty making distributions and repatriating earnings from our Chinese operations.

Under Chinese regulations, wholly foreign-owned enterprises and Sino-foreign equity joint ventures in China may pay dividends only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. The foreign invested company may not distribute profits until the losses of the previous fiscal years have been made up. Additionally, the foreign invested company shall make allocations of after-tax profits to a reserve fund and a bonus and welfare fund for their employees. In the case of a Sino-foreign equity joint venture, in addition to the reserve fund and the bonus and welfare fund, the company shall also make allocations to a venture expansion fund. In the case of a wholly foreign-owned enterprise, the amount to be contributed to the reserve fund shall be no less than 10% of the after-tax profits unless the aggregate amount reaches 50% of the registered capital of the company, at which time the company may stop making allocations to the reserve fund. The amount to be contributed to other funds of a wholly foreign-owned enterprise or any of the above funds of a Sino-foreign equity joint venture may be determined by the board of the company in accordance with the applicable Chinese laws. Any amounts to be contributed to such funds shall be set aside prior to distribution of after-tax profit. If we are unable to make distributions and repatriate earnings from our Chinese operations, it could have a materially adverse effect on our financial condition and results of operation.

Increased development of shale gas in China could have an adverse effect on our business.

According to a 2014 study published by the EIA, China has the world’s largest technically recoverable shale gas reserve resource, representing approximately 9.2% of the world’s total recoverable shale gas resources. However, given the variation across the world's shale formations in both geology and above-the-ground conditions, the extent to which global technically recoverable shale resources will prove to be economically recoverable is not yet clear. The market effect of shale resources outside the United States will depend on the associated production costs, volumes, and market prices. For example, a potential shale well that costs twice as much and produces half the output of a typical U.S. well would not likely be developed. An increase in the development of shale gas would be a competitive alternative to syngas which is produced by our technology and could have a material adverse effect on our business and results of operation if successful.

Our operations in China may be adversely affected by evolving economic, political and social conditions.

Our operations are subject to risks inherent in doing business internationally. Such risks include the adverse effects on operations from war, international terrorism, civil disturbances, political instability, governmental activities and deprivation of contract and property rights. In particular, since 1978, the Chinese government has been reforming its economic and political systems, and we expect this to continue. Although we believe that these reforms have had a positive effect on the economic development of China and have improved our ability to do business in China, we cannot assure you that these reforms will continue or that the Chinese government will not take actions that impair our operations or assets in China. In addition, periods of international unrest may impede our ability to do business in other countries and could have a material adverse effect on our business and results of operations. Furthermore, changes in China’s economic or political situations could impact the exchange rate of the Chinese Yuan RMB, which could materially impact our financial positions and our results of operations in China.

Long term offtake agreements could be difficult to obtain and, if obtained, be difficult to enforce because of China’s underdeveloped legal system.

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

Insufficient insurance on bank deposits in China could adversely affect our ability to conduct our business.

In February 2015, China published its first Deposit Insurance Regulation which took effect on May 1, 2015. Because of this regulation, up to 500,000 RMB (or its foreign equivalent) in deposits made by most businesses and individuals per bank are insured. Any additional bank deposits exceeding these amounts will only be compensated from the liquidated assets of the bank. A portion of our assets are held in the form of cash deposited with banks in China. In the event of a bank failure, we may not receive full compensation for our funds on deposit. Depending on the amount of money we maintain in a bank that fails, our inability to have access to the cash could impair our operations and adversely affect our ability to conduct our business.

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

We conduct substantially all of our current business through our operating subsidiaries in China. Our operating subsidiaries are generally subject to Chinese laws and regulations including those applicable to foreign investments in China and, in particular, laws applicable to foreign-invested enterprises. The Chinese legal system is a civil law system based on written statutes. Unlike common law systems, decided legal cases have little precedential value in China. In 1979, the Chinese government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. The overall effect of legislation since 1979 has significantly enhanced the protections afforded to various forms of foreign investment in China. However, Chinese laws and regulations change frequently and the interpretation of laws and regulations is not always uniform and enforcement thereof can involve uncertainties. For instance, we may have to resort to administrative and court proceedings to enforce the legal protection that we are entitled to by law or contract. However, since Chinese administrative and court authorities have significant discretion in interpreting statutory and contractual terms, it may be difficult to evaluate the outcome of administrative court proceedings and the level of law enforcement that we would receive in more developed legal systems. Such uncertainties, including the potential inability to enforce our contracts, could limit legal protections available to you and us and could affect our business and operations. In addition, intellectual property rights and confidentiality protections in China may not be as effective as in the United States or other countries. Accordingly, we cannot predict the effect of future developments in the Chinese legal system, particularly with regard to the industries in which we operate, including the promulgation of new laws. This may include changes to existing laws or the interpretation or enforcement thereof, or the preemption of local regulations by national laws. These uncertainties could limit the availability of law enforcement, including our ability to enforce our agreements with Chinese government entities and other foreign investors.

Risks Related to our Common Stock

Our historic stock price has been volatile and the future market price for our common stock is likely to continue to be volatile.

The public market for our common stock has historically been very volatile. Any future market price for our shares is likely to continue to be very volatile. Since we began trading on The NASDAQ Stock Market on November 2, 2007, our common stock has traded at prices as low as $0.42 per share and as high as $15.92 per share. This price volatility may make it more difficult for our stockholders to sell shares when they want at prices that they find attractive. We do not know of any one particular factor that has caused volatility in our stock price. However, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies. Broad market factors and the investing public’s negative perception of our business may reduce our stock price, regardless of our operating performance.

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

The market valuation of clean energy companies, such as us, frequently fluctuate due to factors unrelated to the past or present operating performance of such companies. Our market valuation may fluctuate significantly in response to a number of factors, many of which are beyond our control, including:

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate office occupies approximately 7,300 square feet of leased office space in Houston, Texas. In addition, as of June 30, 2016 we leased approximately 2,600 square feet of office space in Shanghai, China. The ZZ Joint Venture plant is constructed on approximately 375,000 square feet of land under 50-year land use rights acquired from the Chinese government. The plant buildings and related structures occupy approximately 198,000 square feet. As noted in Item 1 “Business- Current Operations”, in July 2016, we reached an agreement to transfer a majority of our interest in the ZZ Joint Venture. Over time, additional properties may be required if we develop new projects and add personnel to advance our commercial and technical efforts.

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

	Sales Price
	High	Low
Year Ending June 30, 2016:
First Quarter	$1.72	$0.80
Second Quarter	$1.20	$0.82
Third Quarter	$1.24	$0.48
Fourth Quarter	$1.37	$0.83
Year Ending June 30, 2015:
First Quarter	$1.91	$0.97
Second Quarter	$1.24	$0.70
Third Quarter	$1.06	$0.63
Fourth Quarter	$2.10	$1.00

As of September 9, 2016, our authorized capital stock consisted of 200,000,000 shares of common stock and 20,000,000 shares of preferred stock, of which 86,983,996 shares of common stock and no preferred stock were issued and outstanding. As of such date, there were 83 holders of record of our common stock.

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

Recent Sales of Unregistered Securities

In July 2015, we agreed with a holder of a warrant exercisable for 1,388,889 shares of our common stock at $2.16 per share to remit his exercise of the warrant as to 1,000,000 shares at a reduced exercise price of $1.00 per share. We also issued him a new warrant for 1,000,000 shares at the original exercise price of $2.16. The warrant holder is an accredited investor and the issuances were made pursuant to exemptions under the Securities Act and the rules and regulations promulgated thereunder, including pursuant to Section 4(2). The proceeds of $1.0 million received in August 2015 were used for general corporate purposes.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth information regarding our existing equity compensation plans as of June 30, 2016.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	10,490,543	(2)	$1.01	7,356,549
Equity compensation plans not approved by security holders	5,748,160	(3)	$1.47	—
Total as of June 30, 2016	16,238,703		$1.17	7,356,549

(1)	Consists of the 2015 Long-term Incentive Plan and the Amended and Restated 2005 Incentive Plan.
(2)	Of the total 21,000,000 shares under 2015 Long-term Incentive Plan, options to acquire 10,215,447 shares of commons stock and 275,096 shares of unvested restricted stock were outstanding at June 30, 2016.
(3)	As of June 30, 2016, warrants to acquire up to 5,748,160 shares of our common stock were outstanding to consulting firms (Crystal Vision Energy Limited, Market Development Consulting Group, Inc., T.R. Winston & Company, LLC and ILL-Sino Development).

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

Statements of Operations Data

(In thousands, except per share amounts)

	Years Ended June 30,
	2016 (1)	2015 (2)	2014	2013	2012

Total revenue	$5,991	$15,517	$17,507	$579	$3,062
Operating loss	(22,535)	(38,273)	(13,649)	(18,379)	(18,267)
Net loss	(23,588)	(38,536)	(13,997)	(19,923)	(20,072)
Less: net income (loss) attributable to noncontrolling interests	(516)	(654)	246	10	(176)
Net loss attributable to SES stockholders	(23,072)	(37,882)	(14,243)	(19,933)	(19,896)
Net loss per share:
Basic and diluted	$(0.27)	$(0.50)	$(0.22)	$(0.33)	$(0.39)
Weighted average common shares outstanding:
Basic and diluted	86,776	75,699	66,118	60,171	51,024

(1)	Operational results for the year ended June 30, 2016 includes an impairment of our investment in the Yima Joint Ventures of $8.6 million.
(2)	Operational results for the year ended June 30, 2015 includes an impairment of the ZZ Joint Venture plant of $20.9 million.

Balance Sheet Data

(in thousands)

	June 30,
	2016	2015	2014	2013	2012
Total working capital	$2,395	$10,655	$11,403	$8,448	$9,874
Total assets	55,181	73,751	91,706	88,364	92,847
Total liabilities	14,992	14,978	10,418	10,060	12,887
Total stockholders’ equity	40,189	58,773	81,288	78,304	79,960

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

Business Overview

We are a global clean energy company that develops, builds and owns clean energy projects and we own proprietary gasification technology which we utilize to provide technology licenses and proprietary equipment to customers in the energy and chemical industries. Our Synthesis Energy Systems Gasification Technology (“SGT”) is a flexible, efficient and economic technology for the production of synthesis gas, or syngas, a mixture of primarily hydrogen, carbon monoxide and methane. Syngas is a versatile source of clean energy that can be used to create a variety of valuable products. Through our unique SGT, we offer an attractive economic alternative to expensive natural gas, imported LNG and crude oil for manufacturing many of the world’s energy and chemical products. We can do this because our technology is uniquely capable of manufacturing clean syngas from a wide variety of energy resources including most all existing forms of coal, biomass, municipal wastes and refuse derived fuels and petroleum coke. Our syngas can be efficiently converted into a wide variety of energy and chemical products such as industrial fuel gas, substitute natural gas, electricity, hydrogen, ammonia and methanol. Therefore, using our clean syngas enables a valuable alternative in many parts of the world where natural gas, LNG and crude oil are expensive or unavailable. Our SGT is built on decades of research, development, demonstration and we have deployed SGT in several commercial operating plants in China. At the present time, our technology is, or has been, operating commercially on eight gasification systems in four plant facilities. In addition, there are four SGT gasification systems in the commissioning phase at this time.

Our business strategy is focused upon generating growth and financial results from: i) our existing Chinese technology and gasification facilities joint ventures, ii) licensing our gasification technology and selling our proprietary equipment and services and iii) forming value accretive partnerships with low cost equity and debt financing capabilities which we use to build joint market segment and regional business platforms for developing, investing into, owning and monetizing clean energy projects. With these strategy components, we focus on leveraging our technology’s capability to create value. In implementing our strategy, we intend to diversify our geographic concentration from China by growing markets outside China where our unique technology capabilities can create value.

Our technology license and equipment package is a very low-capital intensive offering and we believe it has potential to generate attractive margins on license fees, equipment sales and services. We rely on a variety of regional, market segment and adjacent technology partners to extend our global sales reach for commercializing our technology and equipment. We believe the largest contributor to future earnings from our business strategy will be through our project investment partnerships and platforms. While this element of our strategy is more capital intensive, we intend to manage and minimize our equity requirements, achieve project financing debt support and minimize risk through the formation of joint business enterprises with partners which we call platforms. These project investment platforms are intended to develop multiple projects, raise low cost capital and debt, and build projects using SGT. We typically work with partners who have aligned business interest with SES related to value creation and who bring financial capabilities, such as debt guarantees and equity financing as well as local project implementation and operating expertise. In addition we anticipate that this element of our strategy will also grow our related technology license and equipment business as these platform projects would utilize our SGT licensing, engineering and equipment systems.

Our business relies on the unique capability of our SGT technology, which can convert the most challenging, and therefore lower cost, coal feedstocks, such as high ash coal and coal wastes, into syngas. We believe our feedstock flexibility exceeds all other commercially available gasification technologies. To demonstrate our technology capabilities, our initial joint venture operating projects were focused on the demonstration of our technology’s robustness via a modest scale plant at our ZZ joint venture, then later on a larger scale at our Yima Joint Ventures. Our three projects with the Aluminum Corporation of China (“CHALCO”), in connection with our Tianwo-SES Joint Venture, have further enhanced the commercial validation of our technologies’ capabilities and strengths. We believe these projects provide evidence of our technology’s capability to operate using coals with characteristics that would not be offered by our competitors. We continue to pursue a variety of additional global projects under development internally and by our customers who wish to use our proprietary gasification technology platform to convert low-cost, locally available feedstocks to high value products.

Our technology economically extracts carbon and hydrogen from all types of coal, coal wastes, renewable forms of biomass and municipal wastes in an environmentally friendly manner. The carbon and hydrogen are extracted by reacting the coal with oxygen, steam and utilize these energy building blocks to form syngas. Syngas can be used as a substitute for natural gas in many industries such as energy, steel, aluminum, ceramics, glass and others that combust natural gas to produce heat. In addition, syngas can be readily converted into a wide range of energy and chemical products. These products include, but are not limited to, the following:

•	industrial fuel gas,
•	hydrogen and its derivatives,
•	electricity,
•	substitute natural gas (SNG),
•	transportation fuels such as gasoline, diesel and jet fuel,
•	chemicals such as methanol, olefins, and glycols,
•	fertilizers like ammonia and urea, and
•	steel and direct reduction of iron (“DRI”),

Our technology is one of several which have been used successfully in these industrial applications for many years. However, our technology is meaningfully differentiated over other forms of gasification primarily through its feedstock flexibility, its ability to economically convert the lowest quality brown coals and lignites, high ash sub-bituminous coals, bituminous and anthracite coals as well as biomass and other renewable waste materials.

Our most recent product is the XL3000 gasification system introduced in October 2014. It is specifically targeted to provide high syngas capacity and delivery pressure with low capital costs, while maintaining high syngas generation efficiencies on all types of coal feedstock. The XL3000 is targeted to deliver the efficiency and economy required to meet the needs of the world's syngas projects: electricity, steelmaking, industrial chemicals, fertilizers, SNG, and transportation fuels. The XL3000 gasification system delivers approximately 250% syngas capacity (3,000 metric tons per day of coal feedstock) than our previous designs with syngas delivery pressures up to 55 bar.

Outlook

We believe the ever increasing industrialization of developing countries will drive the need for additional and cleaner energy sources and we anticipate that there will be a preference to those companies who can provide these energy sources in an economical and environmentally efficient manner. We own rights to proprietary gasification technology which is capable of converting most of the world’s coal, including low-quality coal and coal waste and renewable sources such as biomass and municipal wastes, into a clean syngas. Because of our technology capability, the clean syngas produced by our technology provides what we believe is a compelling low cost alternative to using expensive natural gas and crude oil energy sources for the production of a wide variety of energy and chemical products. While the current economic environment poses challenges in some regions of the world where growth is slow or where natural gas and oil prices are very low, we believe the long-term outlook for our industry is quite strong.

To date our operations have focused on China which has seen dramatic growth over the past few years. Over the past 18 months we have successfully increased our installed base of gasifier systems from five to twelve, all of which are located in China. While we have seen a recent slowing in the Chinese economy, we expect China will continue provide a strong market for our technology as they continue to seek to become a dominant global economic player.

Globally, we have seen a shifting of the competitive landscape of gasification over the past months from more commonly deployed gasification technologies that rely on higher grade coals and utilize more water. This has generated an increasing global interest in our technology and its capabilities to produce syngas cleanly, efficiently and with lower water consumption for most all qualities of coal as well as biomass and municipal solid waste. We believe that our technology is well positioned to address the market needs of the changing global energy landscape.

We believe the largest contributor to earnings from our business strategy will be through our project investment partnerships and platforms. While this element of our strategy is more capital intensive, through partnering we intend to manage and minimize our equity requirements, achieve project financing debt support and minimize risk through the formation of joint business enterprises which we call platforms. These project investment platforms are intended to develop multiple projects, raise low cost capital and debt, and build projects using SGT. We typically work with partners who have aligned business interest with us related to value creation and who bring financial capabilities, such as debt guarantees and equity financing as well as local project implementation and operating expertise. In addition we anticipate that this element of our strategy will also grow our related technology license and equipment business as these platform projects would utilize our SGT licensing, engineering and equipment systems. The current global economic environment does provide a number of risks to our business. Our ability to access both debt and equity funding, at commercially reasonable returns, will be critical to achieving growth in the project investment side of our business.

We believe that this is a critical time in shaping the future of our company. We have spent a number of years commercializing our technology and our ZZ and Yima joint ventures combined with the latest licensed projects under our Tianwo-SES joint venture have provided the demonstration of our technical capabilities at commercial scale. Building on the results from these projects we believe we will achieve increasingly more efficient and reliable project operations which in turn will lead to better financial returns both to our shareholders and our joint venture partners.

We do not currently have all of the financial and human resources necessary to fully develop and execute on all of our business opportunities; however, we intend to finance our development through paid services, technology access fees, equity and debt financings, earnings from operations and by securing financial and strategic partners focused on the development of these opportunities. We can make no assurances that our business operations will provide us with sufficient cash flows to continue our operations. We are also seeking to raise capital through our strategic partnering activities. We may need to raise additional capital through equity and debt financing for any new ventures that are developed, to support our existing projects and possible expansions thereof and for our corporate general and administrative expenses. We may consider a full range of financing options in order to create the most value in the context of the increasing interest we are seeing in our technology. We cannot provide any assurance that any financing will be available to us in the future on acceptable terms or at all. Any such financing could be dilutive to our existing stockholders. If we cannot raise required funds on acceptable terms, we may not be able to, among other things, (i) maintain our general and administrative expenses at current levels including retention of key personnel and consultants; (ii) successfully implement our business strategy; (iii) make additional capital contributions to our joint ventures; (v) fund certain obligations as they become due; (vi) respond to competitive pressures or unanticipated capital requirements; or (vii) repay our indebtedness

Results of Operations

Year Ended June 30, 2016 (“Current Year”) Compared to the Year Ended June 30, 2015 (“Prior Year”)

Revenue. Total revenue was $6.0 million for the Current Year as compared to $15.5 million for the Prior Year.

Our ZZ Joint Venture sold 18,115 metric tons of methanol and generated approximately $4.8 million of revenue during the Current Year, compared with 49,706 metric tons of methanol sold which generated approximately $15.1 million of revenue during the Prior Year. The decrease in both volume and revenue was primarily due to the shutdown of our ZZ Joint Venture’ production of methanol in late October 2015. Xuecheng Energy permanently shut its two operating coke oven units, the first of which was shutdown in late October 2015. The ZZ Joint Venture requires both coke oven units to operate the ZZ Joint Venture methanol unit. In August 2016, we announced that we and Xuecheng Energy have entered into a Definitive Agreement to restructure the ZZ Joint Venture as described in “Business-Current Operations and Projects- Agreement with Xuecheng Energy”. Given this agreement, we do not anticipate recognizing revenues in the future related to the ZZ Joint Venture and will account for this investment using the cost method.

Technology licensing and related services revenue was $0.3 million for the Current Year, which resulted from the technical consulting and engineering services provided to two customers during the Current Year. There was no technology licensing and related services revenue to customers during the Prior Year.

Related party consulting revenue increased by $0.5 million to $0.9 million during the Current Year as compared to $0.4 million for the Prior Year, which primarily resulted from technical consulting and engineering services provided to a partner where we received an equity investment interest in Australia.

Costs of sales and plant operating expenses. Costs of sales and plant operating expenses decreased by $12.5 million to $7.2 million during the Current Year as compared to $19.7 million for the Prior Year. The decrease was primarily due to the shutdown of ZZ Joint Venture’s production of methanol in October 2015 discussed above.

General and administrative expenses. General and administrative expenses was $8.5 million during the Current Year as compared to $8.9 million during the Prior Year. The decrease of $0.4 million was due primarily to reductions in employee related compensation cost. Recurring general and administrative expenses consist primarily of compensation, professional and consulting fees, travel, and other costs of our corporate, development and administrative functions in Houston and Shanghai, and project and technical development expenses.

Stock-based expense. Stock-based expense increased by $0.7 million to $3.3 million for the Current Year compared to $2.6 million for the Prior Year. The increase was due primarily to approximately $0.6 million recognized for the modification and replacement of warrants in July 2015.

Depreciation and amortization expense. Depreciation and amortization expense decreased by $0.7 million to $0.9 million for the Current Year compared to $1.6 million for the Prior Year. The depreciation expense is primarily related to our ZZ Joint Venture’s plant assets. The decrease in the Current Year was due primarily to the lower carrying value of our ZZ Joint Venture Facility due to the impairment which was recognized in the Prior Year.

Impairments. Impairments decreased $12.3 million in the current year to $8.6 million. In the Current Year management determined that the decrease in value due to the shutdown and liquidity situation in its Yima Joint Ventures investment was other than temporary in nature and therefore management conducted an impairment analysis. The valuation led to the conclusion that our investment in the Yima Joint Ventures was impaired as of June 30, 2016 and accordingly we recorded an $8.6 million impairment in the Current Year. During the Prior Year we recorded a $20.9 million impairment charge for the ZZ Joint Venture Plant. No impairment was recognized on the ZZ Joint Venture Plant during the Current Year.

Equity in losses of joint venture. The equity in losses of joint venture was $0.2 million during the Current Year, and relates to our 37% share of losses incurred by for a joint venture in Australia. There was no equity in losses of joint venture for the Prior Year.

Foreign currency gain (loss). Foreign currency loss was $0.4 million for the Current Year as compared to foreign currency gain $39,000 for the Prior Year. The Current Year of $0.4 million foreign currency loss was primarily resulted from the 8% depreciation of the Renminbi yuan (“RMB”) to the U.S. dollar during the Current Year.

Interest expense. Interest expense was $0.4 million for both the Current and Prior years. Our interest expense relates to the ZZ Line Of Credit Agreement and the ZZ Working Capital Loan with ZZ Bank.

Liquidity and Capital Resources

We have financed our operations to date through private placements and public offerings of our common stock and through lines of credit and working capital loans in our ZZ Joint Venture. We do not currently have all of the financial resources necessary to fully develop and execute on all of our business opportunities and may seek to raise additional capital through either additional equity or debt financing.

On May 13, 2016, we entered into an At The Market Offering Agreement (the “Offering Agreement”) with T.R. Winston & Company (“T.R. Winston”) to sell, from time to time, shares of our common stock having an aggregate sales price of up to $20.0 million through an “at the marketing offering” program under which T.R. Winston would act as sales agent, which we refer to as the ATM Offering. The shares that may be sold under the Offering Agreement, if any, would be issued and sold pursuant to the Company’s $75.0 million universal shelf registration statement on Form S-3 that was declared effective by the Securities and Exchange Commission on April 21, 2016. Through September 9, 2016, we have not sold any shares of our common stock in the ATM Offering. We have no obligation to sell any of our common stock under the Offering Agreement.

In June, 2015, we entered into an SPA with Rui Feng, whereby Rui Feng was to acquire a controlling interest in SESI, a wholly owned subsidiary of which we owns our interest in the ZZ Joint Venture.  Under the terms of the SPA, SESI will sell an approximately 61% equity interest to Rui Feng in exchange for $10 million.  Rui Feng’s second installment payment was due in December 2015 and the third installment was due on or before May 1, 2016. Neither of these installment payments have been made. It is not certain when or if Rui Feng will make any additional required installment payments under the SPA. Because Rui Feng has not made additional installment payments, they have not acquired additional ownership interest in the ZZ Joint Venture. As a result of our agreement with Xuecheng Energy discussed above, we do not anticipate additional installment payments from Rui Feng

As of June 30, 2016, we had $13.8 million in cash and cash equivalents and $2.4 million of working capital. Excluding our ZZ joint venture, we had approximately $13.8 million in cash and cash equivalents and $13.1 million of working capital. The following summarized the sources and uses of cash during the current year:

•	Operating Activities: During the Current Year, we used $9.4 million in cash for operating activities compared to $11.8 million during the Prior Year. These funds were utilized to fund the ongoing operations of the ZZ Joint Venture, develop our technical licensing and related services and our general and administrative expenses.

•	Investing Activities: During the Current Year, we used $0.8 million in investing activities as compared to $2.0 million during the prior year. Investing activities during the current year consisted of a $0.8 million certificate of deposit required by the renewal of the ZZ Line of Credit Agreement with ZZ Bank, coupled with an additional $27,000 in capital expenditures. During the Prior Year, we used approximately $1.6 million related to the ZZ Line of Credit with ZZ Bank and capital expenditures related to the ZZ Joint Venture.

•	Financing Activities: For the Current Year, we had a net source of cash of $2.1 million as compared to $16.6 million in the Prior Year. During the Current Year we used $3.1 million to repay the ZZ Bank for Line of Credit Agreement and we received $3.9 million under the Line of Credit Agreement from ZZ Bank. In addition, we received proceeds of $1 million from the exercise of stock warrants and $0.3 million from the exercise of stock options.

The majority of our revenues have been derived from the sale of methanol in China. Since we are no longer making methanol at our ZZ Joint Venture Facility, we will no longer be generating revenue from methanol production.

We currently plan to use our available cash for (i) expanding our technology and securing orders and associated tasks with developing our business with a prime focus on the markets of syngas for direct replacement of natural gas, syngas for producing substitute natural gas and power; (ii) securing new partners for our technology business; (iii) technology product advancement for power applications and industrial syngas; (iv) general and administrative expenses; and (v) working capital and other general corporate purposes.

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

We believe the following describes significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition

Revenue from sales of products, which has included the capacity fee and energy fee earned at the ZZ Joint Venture plant and has included sale of methanol under the ZZ Cooperation Agreement, and sales of equipment are recognized when the following elements are satisfied: (i) there are no uncertainties regarding customer acceptance; (ii) there is persuasive evidence that an agreement exists; (iii) delivery has occurred; (iv) the sales price is fixed or determinable; and (v) collectability is reasonably assured.

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

Impairment Evaluation of Long-Lived Assets

We evaluate our long-lived assets, such as property, plant and equipment, construction-in-progress, and specifically identified intangibles, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. When we believe an impairment condition or "triggering event" may have occurred, we are required to estimate the undiscounted future cash flows associated with a long-lived asset or group of long-lived assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities for long-lived assets that are expected to be held and used. We evaluate our operating plants as a whole. Production equipment at each plant is not evaluated for impairment separately, as it is integral to the assumed future operations of the plant. All construction and development projects are reviewed for impairment whenever there is an indication of potential reduction in fair value. If it is determined that it is no longer probable that the projects will be completed and all capitalized costs recovered through future operations, the carrying values of the projects would be written down to the recoverable value. If we determine that the undiscounted cash flows from an asset to be held and used are less than the carrying amount of the asset, or if we have classified an asset as held for sale, we estimate fair value to determine the amount of any impairment charge.

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

Investment in Joint Ventures

We have equity investments in various privately held entities. We account for these investments either under the equity method or cost method of accounting depending on our ownership interest and level of influence. Investments accounted for under the equity method are recorded based upon the amount of our investment and adjusted each period for our share of the investee's income or loss. Investments are reviewed for changes in circumstance or the occurrence of events that suggest an other than temporary event where our investment may not be recoverable.

Because of the current operating and liquidity concerns ongoing at the Yima Joint Ventures, our management evaluated its investment in the Yima Joint Ventures to determine whether an other than temporary decrease in value had occurred for the year ended June 30, 2016. Management determined that the decrease in value due to the shutdown and liquidity situation are other than temporary in nature and therefore management conducted an impairment analysis utilizing a discounted cash flow fair market valuation with the assistance of a third party valuation expert. In this valuation, significant unobservable inputs were used to calculate the fair value of the investment. The valuation led to the conclusion that the investment in the Yima Joint Ventures was impaired as of June 30, 2016 and accordingly we recorded an $8.6 million impairment for the fiscal year ended June 30, 2016. The carrying value of our Yima investment was approximately $26.2 million as of June 30, 2016 as compared to $34.8 million as of June 30, 2015. We continue to monitor the Yima Joint Ventures and could take an additional impairment in the future if operating conditions do not meet our current expectations, or if the liquidity situation worsens.

The estimated fair value of our interest in the Yima Joint Ventures was determined based on the estimated fair value utilizing three probability weighted scenarios developed by management which considered future production profiles, discounted by a factor (20%) for the lack of marketability and control.  Our fair value measurement was based on significant inputs that were not observable in the market and thus represent a level 3 measurement.  Significant level 3 assumptions used in the determination of the estimated future net revenues from the Yima Joint Ventures included estimates of: future production, inflation based upon available analysis regarding the Chinese market; methanol prices and other outputs, production costs including key inputs of coal, electricity, water, and repairs and maintenance and income taxes. The calculated estimated future net revenues for each scenario were then discounted using an estimated weighted average cost of capital of 11.25%, which included inputs related to the China country risk.

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

Off Balance Sheet Arrangements

In February 2016, we amended and extended the lease agreement for our corporate offices in Houston, Texas which now expires on December 31, 2017. We currently lease our space in Shanghai, China from a joint venture partner under a short-term leasing arrangement.

Contractual Obligations

Our material contractual obligations at June 30, 2016 were as follows (in thousands):

Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
ZZ Short-term Loan with Zao Zhuang Bank	$3,016	$3,016	$—	$—	$—
ZZ Line of Credit with Zao Zhuang Bank	3,770	3,770	—	—	—
Operating leases	364	243	121	—	—
Total	$7,150	$7,029	$121	$—	$—

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, which creates Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers,” and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, ASU No. 2014-09 supersedes the guidance in Subtopic 605-35, “Revenue Recognition—Construction-Type and Production-Type Contracts,” and creates new Subtopic 340-40, “Other Assets and Deferred Costs—Contracts with Customers.” In summary, the core principle of Topic 606 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Companies are allowed to select between two transition methods: (1) a full retrospective transition method with the application of the new guidance to each prior reporting period presented, or (2) a retrospective transition method that recognizes the cumulative effect on prior periods at the date of adoption together with additional footnote disclosures. The amendments in ASU No. 2014-09 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and early application is not permitted. In March 2016 and April 2016, the FASB issued ASU No. 2016-08 and ASU No. 2016-10, respectively. The amendments in ASU No. 2016-08 and ASU No. 2016-10 do not change the core principle of ASU No. 2014-09, but instead clarify the implementation guidance on principle versus agent considerations and identify performance obligations and the licensing implementation guidance, respectively. We are currently evaluating the impact the adoption of this guidance will have on our consolidated financial statements and have not made any decision on the method of adoption.

In February 2015, the FASB issued ASU No. 2015-02, which amends ASC Subtopic 810, “Consolidations.” This amendment affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. Specifically, the amendments modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities; eliminate the presumption that a general partner should consolidate a limited partnership; affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. The standard is effective for interim and annual reporting periods beginning after December 15, 2015. The standard may be applied retrospectively or through a cumulative effect adjustment to retained earnings as of the beginning of the year of adoption. The adoption of this guidance will not have an impact on our financial condition, results of operations, cash flows or financial disclosures.

In April 2015, the FASB issued ASU No. 2015-03, which amends ASC Subtopic 835-30, “Interest – Imputation of Interest.” The guidance requires debt issuance costs to be presented in the balance sheet as a direct reduction from the associated debt liability. The standard is effective for interim and annual reporting periods beginning after December 15, 2015. The adoption of this guidance will not have an impact on our financial condition, or financial disclosures.

In November 2015, the FASB issued ASU No. 2015-17, which amends ASC Topic 740, “Income Taxes.” This amendment aligns the presentation of deferred income tax assets and liabilities with International Financial Reporting Standards. International Accounting Standard 1, Presentation of Financial Statements, requires deferred tax assets and liabilities to be classified as noncurrent in a classified statement of financial position. The current requirement that deferred tax liabilities and assets be offset and presented as a single amount is not affected by the amendments in this update. The standard is effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period. The amendments in this update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. We are evaluating what impact, if any, the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures.

In February 2016, the FASB issued ASU No. 2016-02, which creates ASC Topic 842, “Leases.” This update increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018. We are evaluating what impact, if any, the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures.

In March 2016, the FASB issued ASU No. 2016-09, which amends ASC Topic 718, “Compensation – Stock Compensation.” This amendment simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016. We are evaluating what impact, if any, the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures.

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

Foreign currency risk

We conduct operations in China and our functional currency in China is the RMB. Our consolidated financial statements are expressed in U.S. Dollars ("USD") and will be negatively affected if foreign currencies, such as the RMB, depreciate relative to the USD. For example, there has recently been intense pressure on the RMB due to the devaluation by China’s central bank. We cannot predict at this time when prices will stabilize or recover.

In addition, our currency exchange losses may be magnified by exchange control regulations in China or other countries that restrict our ability to convert RMB into USD. The People’s Bank of China, the monetary authority in China, sets the spot rate of the RMB, and may also use a variety of techniques, such as intervention by its central bank or imposition of regulatory controls or taxes, to affect the exchange rate relative to the USD. In the future, the Chinese government may also issue a new currency to replace its existing currency or alter the exchange rate or relative exchange characteristics resulting in devaluation or revaluation of the RMB in ways that may be adverse to our interests.

Commodity price risk

Our business plan is to purchase coal and other consumables from suppliers and to sell commodities, such as syngas, methanol and other products. Coal is the largest component of our costs of product sales and in order to mitigate coal price fluctuation risk for future projects, we expect to enter into long-term contracts for coal supply or to acquire coal assets.

The majority of our revenues are derived from the sale of methanol in China. We do not have long term off-take agreements for these sales, so revenues fluctuate based on local market spot prices, which have been under significant pressure, and we are unsure of how much longer this will continue. Our liquidity and capital resources will be materially adversely affected if markets remain under pressure, and we are unable to obtain satisfactory prices for these commodities or if prospective buyers do not purchase these commodities.

Hedging transactions may be available to reduce our exposure to these commodity price risks, but availability may be limited and we may not be able to successfully hedge this exposure at all. To date, we have not entered into any hedging transactions.

Customer credit risk

We are exposed to the risk of financial non-performance by customers. To manage customer credit risk, we monitor credit ratings of customers and seek to minimize exposure to any one customer where other customers are readily available.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders

Synthesis Energy Systems, Inc.

We have audited the accompanying consolidated balance sheets of Synthesis Energy Systems, Inc. (the “Company”) as of June 30, 2016 and 2015, and the related consolidated statements of operations, other comprehensive loss, equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Synthesis Energy Systems, Inc. as of June 30, 2016 and 2015, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Houston, Texas

September 29, 2016

SYNTHESIS ENERGY SYSTEMS, INC.

Consolidated Balance Sheets

(In thousands, except par value amounts)

	June 30, 2016	June 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$13,819	$22,217
Certificate of deposit- restricted	2,262	1,635
Accounts receivable- related party, net	27	705
Prepaid expenses and other currents assets	1,157	489
Inventory	122	587
Total current assets	17,387	25,633
Property, plant and equipment, net	9,002	10,342
Intangible asset, net	898	939
Investment in joint ventures	26,201	34,815
Other long-term assets	1,693	2,022
Total assets	$55,181	$73,751

LIABILITIES AND EQUITY
Current liabilities:
Accrued expenses and accounts payable	$3,353	$4,348
Accrued expenses and accounts payable- related party	4,853	4,088
Line of credit	3,770	3,271
Short-term bank loan	3,016	3,271
Total current liabilities	14,992	14,978

Commitments and contingencies (Note 10)

Shareholders’ Equity:
Preferred stock, $0.01 par value - 20,000 shares authorized – no shares issued and outstanding	—	—
Common stock, $0.01 par value - 200,000 shares authorized – 86,984 and 85,476 shares issued and outstanding, respectively	870	855
Additional paid-in capital	261,225	256,643
Accumulated deficit	(226,938)	(203,866)
Accumulated other comprehensive income	6,586	6,179
Total stockholder’s equity attributable to SES	41,743	59,811
Noncontrolling interests in subsidiaries	(1,554)	(1,038)
Total stockholders’ equity	40,189	58,773
Total liabilities and stockholders’ equity	$55,181	$73,751

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year Ended June 30,
	2016	2015
Revenue:
Product sales and other — related parties	$4,753	$15,145
Technology licensing and related services	300	—
Related party consulting services	938	372
Total revenue	5,991	15,517

Costs and Expenses:
Costs of sales and plant operating expenses	7,213	19,713
General and administrative expenses	8,514	8,974
Stock-based expense	3,317	2,586
Depreciation and amortization	869	1,603
Impairments	8,613	20,914
Total costs and expenses	28,526	53,790
Operating loss	(22,535)	(38,273)

Non-operating income (expense):
Equity in losses of joint venture	(244)	—
Foreign currency gains (losses), net	(430)	39
Interest income	60	70
Interest expense	(439)	(372)
Net loss	(23,588)	(38,536)
Less: net income (loss) attributable to non-controlling interests	(516)	(654)
Net loss attributable to SES stockholders	$(23,072)	$(37,882)
Net loss per share:
Basic and diluted	$(0.27)	$(0.50)
Weighted average common shares outstanding:
Basic and diluted	86,776	75,699

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.

Consolidated Statements of Other Comprehensive Loss

(In thousands)

	Year Ended June 30,
	2016	2015
Net loss	$(23,588)	$(38,536)
Cumulative translation adjustment	407	120
Comprehensive loss	(23,181)	(38,416)
Less comprehensive income (loss) attributable to noncontrolling interests	(516)	(651)
Comprehensive loss attributable to the Company	$(22,665)	$(37,765)

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.

Consolidated Statements of Equity

(In thousands)

	Common Stock				Accumulated Other
	Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Comprehensive Income	Non-controlling Interest	Total

Balance at June 30, 2014	73,107	$731	$241,125	$(165,984)	$6,062	$(646)	$81,288
Net loss	—	—	—	(37,882)	—	(654)	(38,536)
Currency translation adjustment	—	—	—	—	117	3	120
Issuance of common stock	12,000	120	11,371	—	—	—	11,491
Net proceeds from sale of subsidiary shares	—	—	1,341	—	—	259	1,600
Stock-based expense	—	—	2,586	—	—	—	2,586
Exercise of stock options and warrants	369	4	220	—	—	—	224
Balance at June 30, 2015	85,476	$855	$256,643	$(203,866)	$6,179	$(1,038)	$58,773

Net loss	—	—	—	(23,072)	—	(516)	(23,588)
Currency translation adjustment	—	—	—	—	407	—	407
Issuance of common stock	1,000	10	990	—	—	—	1,000
Stock-based expense	136	1	3,316	—	—	—	3,317
Exercise of stock options	372	4	276	—	—	—	280
Balance at June 30, 2016	86,984	$870	$261,225	$(226,938)	$6,586	$(1,554)	$40,189

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(23,588)	$(38,536)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based expense	3,317	2,586
Depreciation of property, plant and equipment	644	1,375
Amortization of intangible and other assets	225	228
Impairments	8,613	20,914
Equity in losses of joint ventures	2	—
Foreign currency gains	—	(39)
Changes in operating assets and liabilities:
Accounts receivable	659	(7)
Prepaid expenses and other current assets	(720)	466
Inventory	424	281
Other long-term assets	128	(335)
Accrued expenses and payables	861	1,282
Net cash used in operating activities	(9,435)	(11,785)

Cash flows from investing activities:
Certificate of deposit- restricted cash	(771)	(1,627)
Capital expenditures	(27)	(355)
Equity investment in joint ventures	(1)	(2)
Net cash used in investing activities	(799)	(1,984)

Cash flows from financing activities:
Payments on short-term bank loan	—	(3,253)
Payments on revolving line of credit	(3,143)	—
Proceeds from short-term bank loan	—	3,254
Proceeds from revolving line of credit	3,913	3,254
Proceeds from exercise of stock options, net	280	224
Proceeds from issuance of common stock, net	1,000	11,491
Proceeds from sale of subsidiary shares	—	1,600
Net cash provided by financing activities	2,050	16,570

Net increase/(decrease) in cash and cash equivalents	(8,184)	2,801
Cash and cash equivalents, beginning of year	22,217	19,407
Effect of exchange rates on cash	(214)	9
Cash and cash equivalents, end of year	$13,819	$22,217

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.

Notes to the Consolidated Financial Statements

Note 1 — Summary of Significant Accounting Policies

(a) Organization and description of business

Synthesis Energy Systems, Inc. (“SES”), together with its wholly-owned and majority-owned controlled subsidiaries (collectively, the “Company”) is a global clean energy and gasification technology company that provides proprietary gasification technology systems and solutions to the energy and chemical industries. Our gasification technology is a flexible, efficient and economic technology for the production of synthesis gas, or syngas, a mixture of primarily hydrogen, carbon monoxide and methane. Syngas is a clean and versatile source of energy. Our technology is uniquely capable of manufacturing clean syngas from a wide variety of energy resources including most all existing forms of coal, biomass, municipal wastes and refuse derived fuels and petroleum coke. In doing so, our technology produces syngas which allows us to unlock the energy from these resources and transform the syngas into electric power as well as a natural gas substitute. Furthermore, our syngas can be used to produce a variety of chemical products, fertilizers and transportation fuels. Our proprietary fluidized bed technology is built on decades of research, development, demonstration and commercialization. At the present time, we have commercialized seven gasification units. In addition, we are in the process of commissioning five units and have two additional units under development. The Company’s headquarters is located in Houston, Texas and has an additional administrative location for Chinese operations in Shanghai, China.

(b) Basis of presentation and principles of consolidation

The consolidated financial statements are in U.S. dollars (“USD”). Non-controlling interests in consolidated subsidiaries in the consolidated balance sheets represents minority stockholders’ proportionate share of the equity in such subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

(e) Supplemental disclosures of cash flow information (in thousands):

	Years Ended June 30,
	2016	2015
Interest paid	$434	$374
Non-cash transactions:
Fair value of stock and warrants issued to placement agent	—	310
Equity received /revenue recognized from consulting compensation	242	—

(f) Accounts receivable and allowance for doubtful accounts

Accounts receivable are stated at historical carrying amounts net of allowance for doubtful accounts. The Company establishes provisions for losses on accounts receivable if it is determined that collection of all or part of an outstanding balance is not probable. Collectability is reviewed regularly and an allowance is established or adjusted, as necessary. As of June 30, 2016 and 2015, no allowance for doubtful accounts was necessary.

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

(i) Intangible assets

Goodwill and other intangible assets with indefinite useful lives are not amortized but instead are tested annually for impairment, or immediately if conditions indicate that impairment could exist. Intangible assets with definite useful lives are amortized over their estimated useful lives and reviewed for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Substantial judgment is necessary in the determination as to whether an event or circumstance has occurred that may trigger an impairment analysis and in the determination of the related cash flows from the asset. Estimating cash flows related to long-lived assets is a difficult and subjective process that applies historical experience and future business expectations to revenues and related operating costs of assets. Should impairment appear to be necessary, subjective judgment must be applied to estimate the fair value of the asset, for which there may be no ready market, which often times results in the use of discounted cash flow analysis and judgmental selection of discount rates to be used in the discounting process. If the Company determines an asset has been impaired based on the projected undiscounted cash flows of the related asset or the business unit, and if the cash flow analysis indicates that the carrying amount of an asset exceeds related undiscounted cash flows, the carrying value is reduced to the estimated fair value of the asset. There were no events or circumstances that triggered an impairment analysis of intangible assets during the year ended June 30, 2016.

(j) Impairment of long-lived assets

The Company evaluates its long-lived assets, such as property, plant and equipment, construction-in-progress, and specifically identified intangibles, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. When the Company believes an impairment condition may have occurred, it is required to estimate the undiscounted future cash flows associated with a long-lived asset or group of long-lived assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities for long-lived assets that are expected to be held and used. The Company evaluates its operating plants as a whole. Production equipment at each plant is not evaluated for impairment separately, as it is integral to the assumed future operations of the plant. All construction and development projects are reviewed for impairment whenever there is an indication of potential reduction in fair value. If it is determined that it is no longer probable that the projects will be completed and all capitalized costs recovered through future operations, the carrying values of the projects would be written down to the recoverable value. If the Company determines that the undiscounted cash flows from an asset to be held and used are less than the carrying amount of the asset, or if the Company has classified an asset as held for sale, it estimates fair value to determine the amount of any impairment charge.

During the fiscal year ended June 30, 2015, there was a significant decline in methanol prices in the China commodity market, which put significant pressure on our methanol production margins at the ZZ Joint Venture plant. Accordingly, the Company evaluated the ongoing value of the ZZ Joint Venture facility and based on this evaluation, the Company determined that the $32 million carrying value of the ZZ Joint Venture facility was no longer entirely recoverable. Due to this impairment, the Company wrote down the value of the facility to its estimated fair value of $11.0 million and recognized an impairment expenses of $20.9 million. The fair value was based on expected future cash flows using Level 3 inputs under ASC 820.

(k) Investment in joint ventures

We have equity investments in various privately held entities. We account for these investments either under the equity method or cost method of accounting depending on our ownership interest and level of influence. Investments accounted for under the equity method are recorded based upon the amount of our investment and adjusted each period for our share of the investee's income or loss. Investments are reviewed for changes in circumstance or the occurrence of events that suggest an other than temporary event where our investment may not be recoverable.

Because of the current operating and liquidity concerns at the Yima Joint Ventures, our management evaluated its investment in the Yima Joint Ventures to determine whether an other than temporary decrease in value had occurred for the year ended June 30, 2016. Management determined that the decrease in value due to the shutdown and liquidity situation are other than temporary in nature and therefore management conducted an impairment analysis utilizing a discounted cash flow fair market valuation with the assistance of a third party valuation expert. In this valuation, significant unobservable inputs were used to calculate the fair value of the investment. The valuation led to the conclusion that the investment in the Yima Joint Ventures was impaired as of June 30, 2016 and accordingly we recorded an $8.6 million impairment for the fiscal year ended June 30, 2016. The carrying value of our Yima investment was approximately $26.2 million as of June 30, 2016 as compared to $34.8 million as of June 30, 2015. We continue to monitor the Yima Joint Ventures and could take an additional impairment in the future if operating conditions do not meet our current expectations, or if the liquidity situation worsens.

The estimated fair value of our interest in the Yima Joint Ventures was determined based on the estimated fair value utilizing three probability weighted scenarios developed by management which considered future production profiles, discounted by a factor (20%) for the lack of marketability and control.  Our fair value measurement was based on significant inputs that were not observable in the market and thus represent a level 3 measurement.  Significant level 3 assumptions used in the determination of the estimated future net revenues from the Yima Joint Ventures included estimates of: future production, inflation based upon available analysis regarding the Chinese market; methanol prices and other outputs, production costs including key inputs of coal, electricity, water, and repairs and maintenance and income taxes. The calculated estimated future net revenues for each scenario were then discounted using an estimated weighted average cost of capital of 11.25%, which included inputs related to the China country risk.

(l) Income taxes

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

(n) Foreign currency translation

Assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at period-end rates of exchange, and income and expenses are translated at average exchange rates during the period. For the years ended June 30, 2016 and 2015, adjustments resulting from translating financial statements into U.S. dollars are reported as cumulative translation adjustments and are shown as a separate component of other comprehensive loss. Gains and losses from foreign currency transactions are included in the calculation of net loss.

(o) Revenue recognition

Revenue from sales of products, which has included the capacity fee and energy fee earned at the ZZ Joint Venture plant has included sale of methanol under the ZZ Cooperation Agreement, and sales of equipment are recognized when the following elements are satisfied: (i) there are no uncertainties regarding customer acceptance; (ii) there is persuasive evidence that an agreement exists; (iii) delivery has occurred; (iv) the sales price is fixed or determinable; and (v) collectability is reasonably assured. The Company records revenue net of any applicable value-added taxes.

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

(p) Stock-based expense

The Company has a stock-based compensation plan under which stock-based awards have been granted to employees and non-employees. Stock-based expense is accounted for in accordance with ASC 718, “Compensation – Stock Compensation.” The Company establishes fair values for its equity awards to determine its cost and recognizes the related expense over the appropriate vesting periods. The Company recognizes expense for stock options, stock warrants, and restricted stock awards. The fair value of restricted stock awards is based on the market value as of the date of the awards, and for stock-based awards vesting based on service period, the value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period on a straight-line basis for each separately vesting portion of the award as if the award was, in substance, multiple awards. See Note 11 for additional information related to stock-based expense.

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

The following tables provide additional information on the ZZ Joint Venture’s assets and liabilities as of June 30, 2016 and 2015 which are consolidated within the Company’s consolidated balance sheets (in thousands):

	June 30, 2016
	Consolidated	ZZ Joint Venture (1)	% (2)

Current assets	$17,387	$2,682	15%
Long-term assets	37,794	9,980	26%
Total assets	$55,181	$12,662	23%

Current liabilities	$14,992	$13,337	89%
Equity	40,189	(675)	(2)%
Total liabilities and equity	$55,181	$12,662	23%

	June 30, 2015
	Consolidated	ZZ Joint Venture (1)	% (2)

Current assets	$25,633	$3,201	12%
Long-term assets	48,118	11,606	24%
Total assets	$73,751	$14,807	20%

Current liabilities	$14,978	$12,423	83%
Equity	58,773	2,384	4%
Total liabilities and equity	$73,751	$14,807	20%

(1)	Amounts reflect information for the ZZ Joint Venture and exclude intercompany items.
(2)	ZZ Joint Venture’s percentage of the amount on the Company’s consolidated balance sheets.

The Company has determined that the Yima Joint Ventures are VIEs and that Yima, the joint venture partner, is the primary beneficiary since Yima has a 75% ownership interest in the Yima Joint Ventures and has the power to direct the activities of the VIE that most significantly influence the VIE’s performance. The carrying value of our investment in the Yima Joint Ventures as of June 30, 2016 is approximately $26.2 million.

The Company has determined that the Tianwo-SES Joint Venture (as defined in Note 3 – Current Projects – Tianwo-SES Joint Venture) is a VIE and that STT, the joint venture partner, is the primary beneficiary since SST has a 65% ownership interest in the Tianwo-SES Joint Venture and has the power to direct the activities of the Tianwo-SES Joint Venture that most significantly influence its performance. Because of losses sustained by the Tianwo-SES Joint Venture, the carrying value of this joint venture is zero at June 30, 2016.

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

The Company’s financial assets and liabilities are classified based on the lowest level of input that is significant for the fair value measurement. The following table summarizes the assets of the Company measured at fair value on a recurring basis as of June 30, 2016 and 2015 (in thousands):

	June 30, 2016
	Level 1		Level 2		Level 3	Total
Assets:
Certificates of Deposit	$—		$50	(1)	$—	$50
Certificates of Deposit- Restricted	—		2,262	(1)	—	2,262
Money Market Funds	12,654	(2)	—		—	12,654

	June 30, 2015
	Level 1		Level 2		Level 3	Total
Assets:
Certificates of Deposit	$—		$50	(1)	$—	$50
Certificates of Deposit- Restricted	—		1,635	(1)	—	1,635
Money Market Funds	18,128	(2)	—		—	18,128

(1)	Amount included in current assets on the Company’s consolidated balance sheets.
(2)	Amount included in cash and cash equivalents on the Company’s consolidated balance sheets.

The carrying values of the certificates of deposit and money market funds approximate fair value, which was estimated using quoted market prices for those or similar investments. The carrying value of the Company’s other financial instruments, including accounts receivable, accounts payable and short-term debt approximate their fair values due to the short maturities on those instruments.

Note 2 — Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, which creates Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers,” and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, ASU No. 2014-09 supersedes the cost guidance in Subtopic 605-35, “Revenue Recognition—Construction-Type and Production-Type Contracts,” and creates new Subtopic 340-40, “Other Assets and Deferred Costs—Contracts with Customers.” In summary, the core principle of Topic 606 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Companies are allowed to select between two transition methods: (1) a full retrospective transition method with the application of the new guidance to each prior reporting period presented, or (2) a retrospective transition method that recognizes the cumulative effect on prior periods at the date of adoption together with additional footnote disclosures. The amendments in ASU No. 2014-09 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and early application is not permitted. In March 2016 and April 2016, the FASB issued ASU No. 2016-08 and ASU No. 2016-10, respectively. The amendments in ASU No. 2016-08 and ASU No. 2016-10 do not change the core principle of ASU No. 2014-09, but instead clarify the implementation guidance on principle versus agent considerations and identify performance obligations and the licensing implementation guidance, respectively. We are currently evaluating the impact the adoption of this guidance will have on our consolidated financial statements and have not made any decision on the method of adoption.

In February 2015, the FASB issued ASU No. 2015-02, which amends ASC Subtopic 810, “Consolidations.” This amendment affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. Specifically, the amendments modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities; eliminate the presumption that a general partner should consolidate a limited partnership; affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. The standard is effective for interim and annual reporting periods beginning after December 15, 2015. The standard may be applied retrospectively or through a cumulative effect adjustment to retained earnings as of the beginning of the year of adoption. The adoption of this guidance will not have an impact on our financial condition, results of operations, cash flows or financial disclosures.

In April 2015, the FASB issued ASU No. 2015-03, which amends ASC Subtopic 835-30, “Interest – Imputation of Interest.” The guidance requires debt issuance costs to be presented in the balance sheet as a direct reduction from the associated debt liability. The standard is effective for interim and annual reporting periods beginning after December 15, 2015. The adoption of this guidance will not have an impact on our financial condition, or financial disclosures.

In November 2015, the FASB issued ASU No. 2015-17, which amends ASC Topic 740, “Income Taxes.” This amendment aligns the presentation of deferred income tax assets and liabilities with International Financial Reporting Standards. International Accounting Standard 1, Presentation of Financial Statements, requires deferred tax assets and liabilities to be classified as noncurrent in a classified statement of financial position. The current requirement that deferred tax liabilities and assets be offset and presented as a single amount is not affected by the amendments in this update. The standard is effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period. The amendments in this update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. We are evaluating what impact, if any, the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures.

In February 2016, the FASB issued ASU No. 2016-02, which creates ASC Topic 842, “Leases.” This update increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018. We are evaluating what impact, if any, the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures.

In March 2016, the FASB issued ASU No. 2016-09, which amends ASC Topic 718, “Compensation – Stock Compensation.” This amendment simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016. We are evaluating what impact, if any, the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures.

Note 3 — Current Projects

Synthesis Energy Systems (Zao Zhuang) New Gas Company Ltd. (“ZZ Joint Venture”)

In July 2006, we entered into a cooperative joint venture contract with Shandong Hai Hua Xuecheng Energy Co., Ltd. (“Xuecheng Energy”) which established the ZZ Joint Venture, a joint venture company that has the primary purposes of:

•	developing, constructing and operating a syngas production plant utilizing SGT in Zao Zhuang City, Shandong Province, China and
•	producing and selling syngas and the various byproducts of the plant.

We initially owned 97.6% of the ZZ Joint Venture and Xuecheng Energy owned the remaining 2.4%. In June 2015, we entered into a Share Purchase and Investment Agreement (the “SPA”) with Rui Feng Enterprises Limited (“Rui Feng”), whereby Rui Feng will acquire a controlling interest in Synthesis Energy Systems Investments Inc. (“SESI”), a wholly owned subsidiary, which owns our interest in the ZZ Joint Venture.  Under the terms of the SPA, SESI will sell an approximately 61% equity interest to Rui Feng in exchange for $10 million.  This amount was to be paid in four installments through December 2016, with the first installment of approximately $1.6 million paid on June 26, 2015.

Rui Feng’s second installment payment was due in December 2015 and the third installment was due on May 1, 2016, and neither of these installment payments has been made. With the restructuring of the ZZ Joint Venture discussed below, we do not anticipate that Rui Feng will make any additional installment payments under the SPA. If Rui Feng does not make the required installment payments, we would be entitled to terminate the agreement and Rui Feng would lose future rights to acquire additional interest in SESI and additional positions on the board of SESI.

Because Rui Feng has not made additional installment payments, as of June 30, 2016, we owned approximately 88.1% of the ZZ Joint Venture as of June 30, 2016.

ZZ Joint Venture Debt Agreements

In October 2014, the ZZ Joint Venture entered into a working capital loan agreement (the “ZZ Working Capital Loan”) with Zaozhuang Bank Co., Ltd. (“ZZ Bank”), and received approximately $3.3 million of loan proceeds, with a maturity of September 23, 2015. In September 2015, the Company refinanced the ZZ Working Capital Loan through August 2016 for approximately $3.1 million.

In October 2014, the ZZ Joint Venture entered two lines of credit with the ZZ Bank for a total of $3.3 million (collectively, the “ZZ Line of Credit Agreement”). In April 2015, the Company repaid the ZZ Line of Credit Agreement and renewed the agreement for $3.3 million under the same terms for an additional six months. In November 2015, the Company repaid $3.3 million of the ZZ Line of Credit Agreement, and refinanced the ZZ Line of Credit Agreement with the ZZ Bank for $3.9 million.

Agreement with Xuecheng Energy

In August 2016, we announced that we and Xuecheng Energy have entered into a Definitive Agreement to restructure the ZZ Joint Venture. Additionally, to dovetail with the Chinese government’s widespread initiative to move the chemical manufacturing industry into larger scale, commercial and environmentally beneficial industrial parks, the partners intend to evaluate a new ZZ syngas facility in the Zouwu Industrial Park in Shandong Province. We will retain an approximate nine percent ownership in the ZZ Joint Venture asset, and Xuecheng Energy has agreed to assume all outstanding liabilities of the ZZ Joint Venture, including payables related to the Cooperation Agreement with Xuecheng Energy signed in 2013. The current agreement will be finalized and will take full effect when the registration with the government is completed, which is expected to occur in September or October 2016. Once registration is finalized, we will deconsolidate the ZZ Joint Venture and will account for our investment under the cost method.

Yima Joint Ventures

In August 2009, we entered into amended joint venture contracts with the Yima Coal Industry Group Company (“Yima”), replacing the prior joint venture contracts entered into in October 2008 and April 2009. The joint ventures were formed for each of the gasification, methanol/methanol protein production, and utility island components of the plant (collectively the “Yima Joint Ventures”). The amended joint venture contracts provide that:

•	We and Yima contribute equity of 25% and 75%, respectively, to the Yima Joint Ventures;
•	Yima will guarantee the repayment of loans from third party lenders for 50% of the project’s cost and, if debt financing is not available, Yima is obligated to provide debt financing via shareholder loans to the project until the project is able to secure third-party debt financing; and
•	Yima will supply coal to the project from a mine located in close proximity to the project at a preferential price.

We own a 25% interest in each joint venture and Yima owns a 75% interest. Notwithstanding this, in connection with an expansion of the project, we have the option to contribute a greater percentage of capital for the expansion, such that as a result, we could expand through contributions, at our election, up to a 49% ownership interest in the Yima Joint Ventures.

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

We believe there is a consistent pattern of the Yima Joint Venture management not demonstrating an understanding of the methanol facility operations and not sourcing available expertise in China to improve the overall operations. We have witnessed operation of the gasifier systems at Yima with design and operating parameter deviations from our existing technology recommendations. We continue to experience a limited ability to influence the Yima Joint Ventures’ operating performance.

As a result of the issues noted above, Yima restructured the management of the Yima Joint Ventures under the direction of the Henan Coal Gasification Company (“Henan”), which is an affiliated company reporting directly to Henan Coal and Energy Group Companies . The ownership of the Yima Joint Ventures is unchanged. Henan currently has full authority of day to day operational and personnel decisions at the Yima Joint Venture.

Since 2014, we have accounted for this joint venture under the cost method of accounting.  Our conclusion to account for this joint venture under this methodology is based upon our lack of significant influence in the Yima Joint Venture. The lack of significant influence is determined based upon our interactions with the Yima Joint Ventures related to the start-up and operations and due to various other circumstances including limited participation in operating and financial policymaking processes and our limited ability to influence decisions which contribute to the financial success of the Yima Joint Ventures.

Current Yima Operating Description

Despite initiating methanol production in December 2012, the Yima Joint Ventures’ plant continued its construction through the beginning of 2016. In March 2016, the Yima Joint Ventures completed the required performance testing of the SGT systems and successfully issued its Performance Test Certificate. Because of the extended construction period, the plant recently faced increasing regulatory scrutiny from the environmental and safety bureaus.

In June 2016, the local environmental bureau requested that the plant temporarily halt operations to address certain issues identified by the environmental bureau. After the plant shut down operations, the Yima plant experienced an accident during maintenance activities that were unrelated to the gasification units. The Yima Joint Ventures have been working with both the environmental and safety bureaus and anticipate returning to operations during the second quarter of our fiscal year 2017.

In 2009, the project was approved as three separate joint ventures. The approval for the original joint ventures was for the production of methanol protein, and methanol by-product. This has impacted the ability of the plant to sell pure methanol on the open market and has been an impediment to receive the permanent safety operating permit.

To resolve these issues, during the quarter ended June 30, 2016, the Yima Joint Ventures commenced an organizational restructuring to better streamline the operations of the Joint Ventures. This restructuring effort was a multi-step process, including first obtaining the operating license to sell methanol by combining the three joint ventures into a single operating entity, and finally obtaining the permanent safety and environmental permits. The Yima Joint Ventures received the operating permit on July 28, 2016, and have made continued progress in completing the remaining items.

The Yima Joint Ventures also are experiencing certain liquidity concerns with a series of third party bank notes due prior to the end of December 2016. Yima, the 75% shareholder of the Yima Joint Ventures, has been routinely providing liquidity to the Yima Joint Ventures in the form of shareholder loans. Also, the Yima Joint Ventures are currently in discussion with the impacted third party lenders to seek extensions, refinancing or other alternative arrangements to avoid a default by the Yima Joint Ventures. While we believe Yima will continue to provide additional liquidity to the Yima Joint Ventures until the project is operating and producing income, we can make no assurances that Yima will continue to do this or on the outcome of the above mentioned negotiations.

Because of the situations detailed above, our management evaluated the current conditions of the Yima Joint Ventures to determine whether an other than temporary decrease in value had occurred for the year ended June 30, 2016. Management determined that the decrease in value due to the shutdown and liquidity situation are other than temporary in nature and therefore management conducted an impairment analysis utilizing a discounted cash flow fair market valuation with the assistance of a third party valuation expert. In this valuation, significant unobservable inputs were used to calculate the fair value of the investment. The valuation led to the conclusion that the investment in the Yima Joint Ventures was impaired as of June 30, 2016, and accordingly, we recorded an $8.6 million impairment for the fiscal year ended June 30, 2016. The carrying value of our Yima investment was approximately $26.2 million as of June 30, 2016 as compared to $34.8 million as of June 30, 2015. We continue to monitor the Yima Joint Ventures and could take an additional impairment in the future if operating conditions do not meet our current expectations, or if the liquidity situation worsens.

Tianwo-SES Clean Energy Technologies Limited (the “Tianwo-SES Joint Venture”)

Joint Venture Contract

In February 2014, SES Asia Technologies Limited, one of our wholly owned subsidiaries, entered into a Joint Venture Contract (the “JV Contract”) with Zhangjiagang Chemical Machinery Co., Ltd., which subsequently changed its legal name to Suzhou Thvow Technology Co. Ltd. (“STT”), to form the Tianwo-SES Joint Venture. The purpose of the Tianwo-SES Joint Venture is to establish the Company’s gasification technology as the leading gasification technology in the Tianwo-SES Joint Venture territory (which is China, Indonesia, the Philippines, Vietnam, Mongolia and Malaysia) by becoming a leading provider of proprietary equipment and engineering services for the technology. The scope of the Tianwo-SES Joint Venture is to market and license our gasification technology via project sublicenses; procurement and sale of proprietary equipment and services; coal testing; and engineering, procurement and research and development related to the technology. STT contributed 53.8 million yuan in April 2014 and was required to contribute an additional 46.2 million yuan within two years of such date for a total contribution of 100 million yuan (approximately $15.1 million) in cash to the Tianwo-SES Joint Venture, and owns 65% of the Tianwo-SES Joint Venture.

We have contributed an exclusive license to use of its technology in the Tianwo-SES Joint Venture territory pursuant to the terms of a Technology Usage and Contribution Agreement (the “TUCA”) entered into among the Tianwo-SES Joint Venture, STT and us on the same date and further described in more detail below. We own 35% of the Tianwo-SES Joint Venture. Under the JV Contract, neither party may transfer their interests in the Tianwo-SES Joint Venture without first offering such interests to the other party.

The JV Contract also includes a non-competition provision which requires that the Tianwo-SES Joint Venture be the exclusive legal entity within the Tianwo-SES Joint Venture territory for the marketing and sale of any gasification technology or related equipment that utilizes low quality coal feedstock. Notwithstanding this, STT has the right to manufacture and sell gasification equipment outside the scope of the Tianwo-SES Joint Venture within the Tianwo-SES Joint Venture territory. In addition, we have the right to develop and invest equity in projects outside of the Tianwo-SES Joint Venture within the Tianwo-SES Joint Venture territory. After the termination of the Tianwo-SES Joint Venture, STT must obtain written consent from us to market development of any gasification technology that utilizes low quality coal feedstock in the Tianwo-SES Joint Venture territory.

The JV Contract may be terminated upon, among other things: (i) a material breach of the JV Contract which is not cured, (ii) a violation of the TUCA, (iii) the failure to obtain positive net income within 24 months of establishing the Tianwo-SES Joint Venture or (iv) mutual agreement of the parties.

TUCA

Pursuant to the TUCA, we have contributed to the Tianwo-SES Joint Venture the exclusive right to our gasification technology in the Tianwo-SES Joint Venture territory, including the right to: (i) grant site specific project sub-licenses to third parties; (ii) use our marks for proprietary equipment and services; (iii) engineer and/or design processes that utilize our technology or our other intellectual property; (iv) provide engineering and design services for joint venture projects and (v) take over the development of projects in the Tianwo-SES Joint Venture territory that have previously been developed by us and our affiliates.

The Tianwo-SES Joint Venture will be the exclusive operational entity for business relating to our technology in the Tianwo-SES Joint Venture territory. If the Tianwo-SES Joint Venture loses exclusivity due to a breach by us, STT is to be compensated for direct losses and all lost project profits. We will also provide training for technical personnel of the Tianwo-SES Joint Venture through the second anniversary of the establishment of the Tianwo-SES Joint Venture. We will also provide a review of engineering works for the Tianwo-SES Joint Venture. If modifications are suggested by us and not made, the Tianwo-SES Joint Venture bears the liability resulting from such failure. If we suggest modifications and there is still liability resulting from the engineering work, it is our liability.

Any party making, whether patentable or not, improvements relating to our technology after the establishment of the Tianwo-SES Joint Venture, grants to the other party an irrevocable, non-exclusive, royalty free right to use or license such improvements and agrees to make such improvements available to us free of charge. All such improvements shall become part of our technology and both parties shall have the same rights, licenses and obligations with respect to the improvement as contemplated by the TUCA.

The Tianwo-SES Joint Venture is required to establish an Intellectual Property Committee, with two representatives from the Tianwo-SES Joint Venture and two from SES This Committee shall review all improvements and protection measures and recommend actions to be taken by the Tianwo-SES Joint Venture in furtherance thereof. Notwithstanding this, each party is entitled to take actions on its own to protect intellectual property rights. As of June 30, 2016 that committee was still yet to be formed.

Any breach of or default under the TUCA which is not cured on notice entitles the non-breaching party to terminate. The Tianwo-SES Joint Venture indemnifies us for misuse of our technology or infringement of our technology upon rights of any third party.

Current relationship with STT

The second capital contribution from STT of 46.2 million yuan (approximately $7.0 million) was not paid in April 2016 as required by our initial JV Contract and currently remains outstanding. We notified STT in writing to determine the status of the payment, and other contractual breaches related to the TUCA, and the JV Contract, and have continued to follow up on this issue. Should the payment or the other breaches of the TUCA not be cured, we will consider any and all legal actions to resolve these issues.

Tianwo-SES Joint Venture unaudited financial data

The following table presents summarized financial information for the Tianwo-SES Joint Venture (in thousands):

Income Statement data:	Year Ended June 30, 2016	Year Ended June 30, 2015
Revenue	$10,247	$8,161
Operating loss	(2,118)	(2,491)
Net loss	(1,473)	(2,045)

Balance sheet data:	As of June 30, 2016	As of June 30, 2015
Current assets	$9,856	$15,398
Noncurrent assets	7,366	8,120
Current liabilities	4,719	8,434
Noncurrent liabilities	—	—
Equity	12,503	15,084

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

As the Company is not required to contribute additional capital, the Company is not recognizing losses in the venture, as this would cause the carrying value to be negative. Had the Company recognized its share of the losses related to the venture, the Company would have recognized losses of approximately $0.5 million and $0.7 million for the years ended June 30, 2016 and 2015, respectively.

CESI-SES Investment Platforms

In March 2016, we entered a strategic Joint Project Development and Investment Agreement with China Environment State Investment Co., Ltd. (“CESI”). CESI is a state-owned enterprise established in Beijing under the China Ministry of Environmental Protection that is charged with, and funded to, develop and invest in the energy conservation and environmental protection industry. We and CESI have agreed to develop, jointly invest, and build a total of no less than 20 projects using our gasification technology over the next five years. Further, we and CESI are targeting to bring a minimum of two projects through development within 12 months. Equity in the projects for investment by us and CESI is expected to be owned 51% by CESI, and 49% by us through our wholly owned Hong Kong subsidiary, SES Clean Energy Investment Holdings Limited. We and CESI have initially identified a pipeline of potential projects.

In July 2016, CESI’s upper management changed related to a restructuring agreement and the entrance of a new shareholders. This restructuring agreement resulted in a change in CESI’s upper management. We have been in contact with the new management team and we have been told that CESI will evaluate the economics of the projects discussed above and will make its decision to continue in the projects based upon their views of the projects’ economics. If CESI were to not continue to participate in these projects, it could cause delays as we seek replacement partners and alternative funding sources. We can provide no assurances as to the level of involvement which CESI will have in the projects in the future but we believe that we will be able to find a replacement partner should CESI decide to not participate.

Dongying Projects

In May 2016, we announced the first of our projects on the platform discussed above. The project will use SGT to produce lower-cost hydrogen in the Lijin County Binhai New District industrial park in Dongying, Shandong Province. The build-out consists of three projects completed in phases with an estimated preliminary total investment to be approximately 2 billion yuan ($301.6 million). In June 2016, the Company signed an investment and cooperation agreement with Shandong Dongying Hekou District Government. The project will use SGT to produce lower-cost hydrogen needed for clean fuels production by refineries at the Hekou Blue Economy Industrial Park Project in Dongying City, Shandong Province. The build-out consists of multiple phases with an estimated preliminary total investment to be approximately 550 million yuan ($83.0 million).

Note 4 — Risks and Uncertainties

As of June 30, 2016, we had $13.8 million in cash and cash equivalents. We currently plan to use our available cash for (i) commercializing our technology and securing orders and associated tasks with developing our business with a prime focus on the markets of syngas for direct replacement of natural gas, syngas for producing substitute natural gas and power; (ii) securing new partners for our technology business; (iii) technology product advancement for power applications and industrial syngas; (iv) general and administrative expenses; and (v) working capital and other general corporate purposes.

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

Any future decrease in economic activity in China, or in other regions of the world, in which the Company may in the future do business, could significantly and adversely affect its results of operations and financial condition in a number of other ways. Any decline in economic conditions may reduce the demand for prices from the products from our plants, thus the Company’s ability to finance and develop its existing projects, commence any new projects and sell its products could be adversely impacted.

The Company’s future success will depend on its relationships with its joint venture partners and any other strategic relationships that the Company may enter into. The Company can provide no assurances that it will satisfy the conditions required to maintain these relationships under existing agreements or that it can prevent the termination of these agreements. The Company also cannot provide assurances that it will be able to enter into relationships with future strategic partners on acceptable terms, including partnering its technology vertical. Further, the Company cannot provide assurances that its joint venture partners, including in the Yima Joint Ventures and the Tianwo-SES Joint Venture, will grow the joint venture or effectively meet their development objectives. Joint ventures typically involve a number of risks and present financial, managerial and operational challenges, including the existence of unknown potential disputes, liabilities or contingencies that arise after entering into the joint venture related to the counterparties to such joint ventures, with whom the Company shares control. The Company could experience financial or other setbacks if transactions encounter unanticipated problems due to challenges, including problems related to execution or integration. Continued economic uncertainty in China could also cause delays or make financing of operations more difficult.

The majority of our revenues have been derived from the sale of methanol in China, however, as a result of the shut-down of the ZZ plant, we do not expect to have any future revenue from the sale of methanol.  In August 2016, we entered into a definitive agreement with Xuecheng Energy to restructure the ZZ Joint Venture which will reduce our ownership interest to nine percent.  As a result of the change in our ownership interest, we will no longer consolidate the operations of the ZZ Joint Venture plant and will account for our investment under the cost method.

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

We own a 25% interest in the Yima Joint Ventures, however, as discussed in Note 3 we account for our investment at cost.  While the Yima Joint Ventures commenced initial production in December 2012, the Yima Joint Ventures completed the required performance testing of the plants and received its Performance Test Certificate in March 2016 due to on-going modifications and construction delays.  The formal acceptance of the test results was an important step for the plant.  In June 2016, the local environmental bureau requested that the plant halt operations due to certain issues identified by the bureau.  The Yima Joint Ventures have been working with the bureau to resolve the issues and expect to recommence operations during the second quarter of fiscal 2017.  The Yima Joint Ventures have also commenced an organizational restructuring to better streamline operations and allow the Yima Joint Ventures to obtain permanent safety and environmental permits. In July 2016 the Yima Joint Ventures obtained its own business license. Prior to this point the Yima Joint Ventures operated under a business license from its parent company.   The Yima Joint Ventures are experiencing certain liquidity concerns related to a series of third party notes which are due prior to December 31, 2016 and are currently in discussions with the lenders to seek extensions, refinancing or other alternative arrangements to avoid default.   The Company can make no assurances that the plants will recommence operations as expected, that they will be able to successfully complete the organizational restructuring required to obtain the permanent safety and environmental permits for the plants or that they will be able to resolve its liquidity concerns. We continue to monitor the Yima Joint Ventures and could take an additional impairment in the future if operating conditions do not meet our current expectations, or if the liquidity situation worsens.

The Company is subject to concentration of credit risk with respect to our cash and cash equivalents, which it attempts to minimize by maintaining cash and cash equivalents with major high credit quality financial institutions. At times, the Company’s cash balances in a particular financial institution exceed limits that are insured by the U.S. Federal Deposit Insurance Corporation or equivalent agencies in foreign countries and jurisdictions such as Hong Kong. The Company has $13.8 million in cash and cash equivalents (of which $13.2 million is located in the United States), and $2.3 million in certificate of deposit – restricted in Chinese based bank accounts. While the Company is generally able to pay intercompany obligations from these bank accounts, there are more stringent requirements on the distribution of earnings.

Note 5 — Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	Estimated			June 30,
	useful lives (years)			2016	2015
Furniture and fixtures	2	to	3	$291	$295
Production equipment		20		33,912	36,763
Building — plant and office		30		7,528	8,169
Leasehold improvements		Lease term		13	44
Computer hardware		3		379	376
Computer software		3		906	976
Office equipment		3		237	242
Motor vehicles		5		39	219
				43,305	47,084
Less: Accumulated depreciation				(34,303)	(36,742)
Net carrying value				$9,002	$10,342

Depreciation expense for the years ended June 30, 2016 and 2015 was $0.6 million and $1.4 million respectively. Included in accumulated depreciation as of June 30, 2016 and 2015 is an impairment expense of $20.9 million related to the Company’s ZZ Joint Venture facility which was recorded during the year ended June 30, 2015.

Note 6 — Detail of Selected Balance Sheet Accounts

Other long-term assets consisted of the following (in thousands):

	June 30,
	2016	2015
Land use rights	$227	$252
GTI licence royalty, net — ZZ Joint Venture	583	597
Value added tax receivable — ZZ Joint Venture	763	1,020
Other	120	153
	$1,693	$2,022

Accrued expenses and other payables consisted of the following (in thousands):

	June 30,
	2016	2015
Construction and equipment costs	$103	$76
Accounts payable — raw material	5,490	4,558
Accounts payable — trade	565	1,066
Accrued payroll, vacation and bonuses	619	561
Technical consulting, engineering and design services	123	114
Advances from customers	—	113
GTI royalty expenses due to GTI	250	250
Other	1,056	1,698
	$8,206	$8,436

Note 7 — Intangible Assets

GTI License Agreement

In November 2009, we entered into an Amended and Restated License Agreement, or the GTI Agreement, with GTI, replacing the Amended and Restated License Agreement between us and GTI dated August 31, 2006, as amended. Under the GTI Agreement, we maintain our exclusive worldwide right to license the U-GAS® technology for all types of coals and coal/biomass mixtures with coal content exceeding 60%, as well as the non-exclusive right to license the U-GAS® technology for 100% biomass and coal/biomass blends exceeding 40% biomass.

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

While the core of our technology is the U-GAS® system, we have continued to innovate and modify the process to a point where we maintain certain intellectual property rights over SGT. Since the original licensing in 2004, we have maintained a strong relationship with GTI and continue to benefit from the resources and collaborative work environment that GTI provides us. It is in part for that reason, in May 2016, we exercised the first of our 10-year extensions and now maintain the exclusive license described above through 2026.

The cost and accumulated amortization of intangible assets were as follows (in thousands):

	June 30, 2016			June 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Use rights of U-GAS®	$1,886	$1,858	$28	$1,886	$1,669	$217
Other intangible assets	939	70	869	775	53	722
Total	$2,825	$1,928	$897	$2,661	$1,722	$939

The use rights of U-GAS® have an amortization period of ten years. Amortization expense was approximately $0.2 million for each of the years ended June 30, 2016 and 2015 and is recorded in depreciation and amortization expense. Estimated amortization expense for the remaining fiscal years is expected to be approximately $31,000.

Note 8 — Income Taxes

For financial reporting purposes, net loss showing domestic and foreign sources was as follows (in thousands):

	Year Ended June 30,
	2016	2015
Domestic	$(7,591)	$(7,145)
Foreign	(15,481)	(30,737)
Net loss	$(23,072)	$(37,882)

Provision for income taxes

The following is a reconciliation of income taxes at the statutory federal income tax rate of 35% to the income tax provision (benefit) recorded (in thousands);

	Year Ended June 30,
	2016	2015
Net loss	$(23,072)	$(37,882)
Computed tax benefit at statutory rate	(8,075)	(13,259)
Taxes in foreign jurisdictions with rates different than the United States	5,565	9,005
Other	789	2,693
Valuation allowance	1,721	1,561
Income tax expense	$—	$—

Deferred tax assets

Net deferred tax assets consisted of the following (in thousands):

	June 30,
	2016	2015
Deferred tax assets (liabilities):
Net operating loss carry forward	$20,634	$20,274
Depreciation and amortization	(144)	(221)
Stock-based expense	8,070	7,014
Investment in joint venture	4,124	3,866
Accruals	609	631
Deferred revenue	—	9
Impairment loss	5,228	5,228
AMT credit	138	138
Subtotal	38,659	36,939
Valuation allowance	(38,659)	(36.939)
Net deferred assets	$—	$—

At June 30, 2016, the Company had approximately $43.5 million of U.S. federal net operating loss (“NOL”) carry forwards, and $21.7 million of China NOL carry forwards. The U.S. federal NOL carry forwards have expiration dates through the year 2036. The China NOL carry forwards have expiration dates through 2021.

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

The Company and one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company has been subject to U.S. federal, state, and local, or non-U.S. income tax examinations by tax authorities for all tax years since its operations began in 2003. As of June 30, 2016, the domestic and foreign tax authorities have not proposed any adjustments to the Company’s material tax positions. The Company establishes reserves for positions taken on tax matters which, although considered appropriate under the regulations, could potentially be successfully challenged by authorities during a tax audit or review. The Company did not have any liability for uncertain tax positions as of June 30, 2016 or 2015.

Note 9 — Net Loss Per Share Data

Historical net loss per share of common stock is computed using the weighted average number of shares of common stock outstanding. Basic loss per share excludes dilution and is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Stock options, warrants and unvested restricted stock are the only potential dilutive share equivalents the Company had outstanding for the periods presented. For the years ended June 30, 2016 and 2015, options and warrants to purchase common stock excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive as the Company incurred net losses during those periods. The total number of shares excluded from diluted earnings per share amounted to approximately 20.4 million and 18.3 million for the years ended June 30, 2016 and 2015, respectively.

Note 10 — Commitments and Contingencies

Litigation

The Company is currently not a party to any legal proceedings.

Operating leases

In February 2016, the Company extended its corporate office lease term for an additional 18 months ending December 31, 2017 with rental payments of approximately $12,000 per month (monthly rent changes depending on actual utility usage each month). Consolidated rental expense incurred under operating leases for the years ended June 30, 2016 and 2015 were both approximately $0.3 million.

Governmental and Environmental Regulation

The Company’s operations are subject to stringent federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Numerous governmental agencies, such as the U.S. Environmental Protection Agency (the “EPA”), and various Chinese authorities, issue regulations to implement and enforce such laws, which often require difficult and costly compliance measures that carry substantial administrative, civil and criminal penalties or may result in injunctive relief for failure to comply. These laws and regulations may require the acquisition of a permit before operations at a facility commence, restrict the types, quantities and concentrations of various substances that can be released into the environment in connection with such activities, limit or prohibit construction activities on certain lands lying within wilderness, wetlands, ecologically sensitive and other protected areas, and impose substantial liabilities for pollution resulting from our operations. The Company believes that it is in substantial compliance with current applicable environmental laws and regulations and it has not experienced any material adverse effect from non-compliance with these environmental requirements.

Note 11 — Equity

Preferred Stock

At the Annual Meeting of Stockholders of the Company on June 30, 2015, the Company’s stockholders approved an amendment to the Company’s certificate of incorporation to authorize a class of preferred stock, consisting of 20,000,000 authorized shares, which may be issued in one or more series, with such rights, preferences, privileges and restrictions as shall be fixed by the Company’s board of directors. No shares of preferred stock were issued as of June 30, 2016 or 2015.

Common Stock

In April 2015, the Company received approximately $12 million of proceeds from the sale of 12 million shares of the Company’s common stock in a registered direct offering.

In July 2015, the Company received proceeds of $1 million in connection with a warrant holder’s offer to amend and exercise his warrants. The warrant holder elected to exercise a total of 1 million shares of his warrant with exercise price of $2.16 per share at a reduced exercise price of $1.00 per share, providing a total of $1 million in gross proceeds to the Company.

On May 13, 2016, we entered into an At The Market Offering Agreement (the “Offering Agreement”) with T.R. Winston & Company (“T.R. Winston”) to sell, from time to time, shares of our common stock having an aggregate sales price of up to $20.0 million through an “at the marketing offering” program under which T.R. Winston would act as sales agent, which we refer to as the ATM Offering. The shares that may be sold under the Offering Agreement, if any, would be issued and sold pursuant to the Company’s $75.0 million universal shelf registration statement on Form S-3 that was declared effective by the Securities and Exchange Commission on April 21, 2016. Through September 9, 2016, we have not sold any shares of our common stock in the ATM Offering. We have no obligation to sell any of our common stock under the Offering Agreement.

Stock-Based Awards

As of June 30, 2016, the Company has outstanding stock option and restricted stock awards granted under the Company’s 2015 Long Term Incentive Plan (the “2015 Incentive Plan”) and Amended and Restated 2005 Incentive Plan (the “2005 Incentive Plan”), under which the Company’s stockholders have authorized a total of 21,000,000 shares of common stock for awards under the 2015 and 2005 Incentive Plan. The 2005 Incentive Plan expired as of November 7, 2015 and no future awards will be made thereunder. As of June 30, 2016, there were 7.3 million shares authorized for future issuance pursuant to the 2015 Incentive Plan. Under the 2015 Incentive Plan, the Company may grant incentive and non-qualified stock options, stock appreciation rights, restricted stock units and other stock-based awards to officers, directors, employees and non-employees. Stock option awards generally vest ratably over a one to four year period and expire ten years after the date of grant.

Since the inception of the 2015 Incentive Plan, the Company authorized the issuance of 283,392 shares of restricted stock under the 2015 Incentive Plan to certain Company employees, of which 68,564 shares vested immediately, and the remaining 214,828 shares vest over a four years period. The fair value of the restricted stock was based on the market value as of the date of the awards.

On April 1, 2016, the Company authorized the issuance of 80,357 shares of restricted stock under the 2015 Incentive Plan to ILL-Sino Development (“ILL-Sino”) according to the term of Amended and Restated Consulting Service Agreement dated April 1, 2014 between the Company and ILL-Sino. The fair value of the restricted stock was approximately $0.1 million based on the market value as of the date of the awards.

On October 8, 2015, the Company authorized the issuance of 46,875 shares of the restricted stock under the 2005 Incentive Plan to certain Company employees, the restricted stock vested immediately and the fair value of the restricted stock was based on the market value as of the date of the awards.

Restricted stock activity during the year ended June 30, 2016 under the 2015 Incentive Plan and 2005 Incentive Plan was as follows:

	Total Plans	2015 Incentive Plan	2005 Incentive Plan

Unvested restricted shares outstanding at June 30, 2015	—	—	—
Granted	410,624	363,749	46,875
Vested	(135,528)	(88,653)	(46,875)
Unvested shares outstanding at June 30, 2016	275,096	275,096	—

Assumptions

The fair values for the stock options granted during the years ended June 30, 2016 and 2015 were estimated at the date of grant using a Black-Scholes-Morton option-pricing model with the following weighted-average assumptions.

	Year Ended June 30,
	2016	2015
Risk-free rate of return	1.45%	1.65%
Expected life of award (years)	5.2	5.2
Expected dividend yield	0.00%	0.00%
Expected volatility of stock	90%	86%
Weighted-average grant date fair value	$0.62	$0.60

The expected volatility of stock assumption was derived by referring to changes in the historical volatility of the company. We used the “simplified” method for “plain vanilla” options to estimate the expected term of options granted during the years ended June 30, 2016 and 2015.

Stock option activity during the two years ended June 30, 2016 were as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding at June 30, 2014	7,702,550	$1.07
Granted	1,966,025	0.88
Exercised	(343,250)	0.65
Cancelled/forfeited	(22,500)	1.82
Outstanding at June 30, 2015	9,302,825	1.04	6.5	$4.6
Granted	1,310,036	0.88
Exercised	(372,414)	0.75
Cancelled/forfeited	(25,000)	1.28
Outstanding at June 30, 2016	10,215,447	1.03	5.9	$1.9
Exercisable at June 30, 2016	9,216,329	1.05	5.6	$1.7

The following table summarizes information with respect to stock options outstanding and exercisable at June 30, 2016:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Term (Years)	Weighted Average Exercise Price	Number Exercisable
$0.43 to $0.66	2,697,659	2.7	$0.64	2,697,659
$0.67 to $1.00	3,771,381	7.8	0.85	2,869,763
$1.01 to $2.00	3,346,407	6.6	1.30	3,248,907
$2.01 to $4.00	400,000	4.8	3.25	400,000
Total	10,215,447			9,216,329

In July 2015, the Company modified the exercise price of certain warrants to purchase one million shares of common stock from $2.16 to $1.00 per share, which were immediately exercised by the warrant holder. Concurrent with modification, the Company granted the warrant holder replacement warrants to purchase 1 million common shares at $2.16 per share. The incremental fair value of the modified warrants was approximately $0.2 million and the fair value of the replacement warrants was approximately $0.4 million. The Company recognized $0.6 million of stock based expense related to the modification and issuance of the replacement warrants.

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

In April 2015, the Company issued a warrant to ILL-Sino Development (“ILL-Sino”) to acquire 100,536 shares of the Company’s common stock at an exercise price of $1.04 per share according to the term of Amended and Restated Consulting Service Agreement dated April 1, 2014 between the Company and ILL-Sino. The warrant will vest 25,134 shares on each quarter over a year. The fair value of this warrant was estimated to be approximately $90,000.

In May 2015, the Company entered into an Advisory Agreement (the “TRW Agreement”) with T. R. Winston & Company, LLC (“TRW”) for financial, strategic, regulatory and policy related advisory services. In consideration for such services, the Company issued a warrant to TRW to acquire 1,500,000 shares of the Company’s common stock at an exercise price of $2.16 per share. The warrant will vest 375,000 shares on each six month anniversary of the agreement through its expiration date of May 8, 2017. The fair value of this warrant was estimated to be approximately $1.5 million.

The fair values of the warrants issued were estimated using a Black-Scholes-Morton option-pricing, and the following weighted-average assumptions for the year ended June 30, 2016 and 2015:

	Year Ended June 30,
	2016	2015
Risk-free rate of return	1.41%	1.80%
Expected life of award (years)	5.91	6.85
Expected dividend yield	0.00%	0.00%
Expected volatility of stock	92%	92%
Weighted-average grant date fair value	$0.60	$0.99

Stock warrants activity during the two years ended June 30, 2016 were as follows:

	Number of Stock Warrants	Weighted Average Exercise Price
Outstanding at June 30, 2014	6,616,672	$1.88
Granted	2,383,087	1.73
Exercised	—	—
Cancelled/forfeited	—	—
Outstanding at June 30, 2015	8,999,759	1.84
Granted	1,915,073	1.58
Exercised	(1,000,000)	1.00
Cancelled/forfeited	—	—
Outstanding at June 30, 2016	9,914,832	1.76
Exercisable at June 30, 2016	9,539,832	1.74

The Company recognizes the stock-based expense related to the 2015 Incentive Plan awards and warrants over the requisite service period. The following table presents stock based expense attributable to stock option awards issued under the 2015 Incentive Plan and attributable to warrants issued to consulting firms (in thousands):

	Year Ended June 30,
	2016	2015
Incentive Plans	$1,048	$1,244
Warrants	2,269	1,342
Total stock-based expense	$3,317	$2,586

As of June 30, 2016, approximately $0.5 million of estimated expense with respect to non-vested stock option awards has yet to be recognized and will be recognized in expense over the remaining weighted average period of approximately 1.3 years. As of June 30, 2016, approximately $0.1 million of estimated expense with respect to non-vested warrants has yet to be recognized and will be recognized in expense over the remaining weighted average period of approximately six months.

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

The following table presents statements of operations data and assets by segment (unaudited) (in thousands):

	Year Ended June 30,
	2016	2015

Revenue:
SES China	$5,577	$15,368
Technology licensing and related services	414	149
Corporate	—	—
Total revenue	$5,991	$15,517

Depreciation and amortization:
SES China	$663	$1,395
Technology licensing and related services	206	203
Corporate	—	5
Total depreciation and amortization	$869	$1,603

Impairment loss:
SES China	8,613	20,914
Technology licensing and related services	—	—
Corporate	—	—
Total impairment loss	$8,613	$20,914

Operating loss:
SES China	(12,964)	(28,855)
Technology licensing and related services	(1,662)	(2,523)
Corporate	(7,909)	(6,895)
Total operating loss	$(22,535)	$(38,273)

Interest expense:
SES China	$439	$372
Technology licensing and related services	—	—
Corporate	—	—
Total interest expense	$439	$372

Equity in losses of joint ventures:
SES China	$244	$—
Technology licensing and related services	—	—
Corporate	—	—
Total interest expense	$244	$—

	As of June 30, 2016	As of June 30, 2015
Assets:
SES China	$37,188	$50,220
Technology licensing and related services	892	886
Corporate	17,101	22,645
Total assets	$55,181	$73,751

Note 13 — Quarterly Results of Operations (Unaudited) (in thousands, except per share amounts)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2016:
Revenues	$3,399	$818	$1,301	$473
Operating loss	(4,477)	(3,866)	(3,005)	(11,187)
Net loss	(4,776)	(4,084)	(3,045)	(11,683)
Net loss attributable to stockholders	(4,582)	(3,926)	(2,975)	(11,589)
Net loss per share — basic and diluted	(0.05)	(0.05)	(0.03)	(0.14)

2015:
Revenues	$4,214	$3,882	$2,795	$4,626
Operating loss	(4,494)	(26,113)	(3,915)	(3,751)
Net loss	(4,557)	(26,141)	(3,978)	(3,860)
Net loss attributable to stockholders	(4,516)	(25,593)	(3,933)	(3,840)
Net loss per share — basic and diluted	(0.06)	(0.35)	(0.05)	(0.04)

Note 14 — Subsequent Events

As discussed in Note 3, in August 2016, we announced that we and Xuecheng Energy have entered into a Definitive Agreement to restructure the ZZ Joint Venture. Additionally, to dovetail with the Chinese government’s widespread initiative to move industry into larger scale, commercial and environmentally beneficial industrial parks, the partners intend to evaluate a new ZZ syngas facility in the Zouwu Industrial Park in Shandong Province. We will retain an approximate nine percent ownership in the ZZ Joint Venture asset, and Xuecheng Energy has agreed to assume all outstanding liabilities of the ZZ Joint Venture. The agreement will take effect formally when the registration with the government is completed.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including our Chief Executive Officer and our Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including the Company’s principal executive and principal financial officers, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”).

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the Company and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Based on our evaluation under the COSO Framework, our management concluded that our internal control over financial reporting was not effective as of June 30, 2016, as a result of the identification of the material weakness described below.

Internal control over the valuation of cost method investments- We did not maintain effective internal controls over the preparation and review of the impairment evaluation of our cost method investments. Specifically, we did not effectively operate controls over management’s review of the impairment assessment, including its review of certain elements related to the valuation of our cost based investments. This material weakness resulted in errors that, if not corrected, would have resulted in a misstatement of the amount of our impairment of our cost method investments.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the year ended June 30, 2016 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended June 30, 2016.

Item 11. Executive Compensation

The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended June 30, 2016.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended June 30, 2016.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended June 30, 2016.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended June 30, 2016.

Item 15. Exhibits and Financial Statement Schedules

1.	Financial Statements. Reference is made to the Index to Consolidated Financial Statements at Item 7 of this Annual Report on Form 10-K.

2.	Financial Statement Schedules. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes to the financial statements.

3.	Exhibits.

Number	Description of Exhibits

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on January 31, 2007).

3.2	Certificate of Amendment to the Certificate of Incorporation of the Company dated effective December 16, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 17, 2009).

3.3	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on March 30, 2007).

3.4	Certificate of Amendment to the Company’s Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 1, 2015).

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on January 31, 2007).

4.2	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 25, 2014).

10.1	Cooperative Joint Venture Contract of SES (Zao Zhuang) New Gas Company Ltd. between Shandong Hai Hua Coal & Chemical Company Ltd. and Synthesis Energy Systems Investments, Inc. dated July 6, 2006 — English translation from original Chinese document (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on January 31, 2007).

10.2	Amendment to Cooperative Joint Venture Contract of SES (Zao Zhuang) New Gas Company Ltd. between Shandong Hai Hua Coal & Chemical Company Ltd. and Synthesis Energy Systems Investments, Inc. dated November 8, 2006 — English translation from original Chinese document (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on January 31, 2007).

10.3+	Consulting Agreement between the Company and Lorenzo Lamadrid dated May 30, 2006 (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on January 31, 2007).

10.4+	Amended and Restated 2005 Incentive Plan (incorporated by reference to Exhibit 10.13 to Amendment No. 3 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on May 1, 2007).

10.5	Fixed Assets Loan Contract between Synthesis Energy Systems (Zao Zhuang) New Gas Company Ltd. and Industrial and Commercial Bank of China dated March 27, 2007 — English translation from original Chinese document (incorporated by reference to Exhibit 10.16 to Amendment No. 2 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on March 30, 2007).

10.6	Second Amendment to Cooperative Joint Venture Contract of SES (Zao Zhuang) New Gas Company Ltd., between Shandong Hai Hua Coal & Chemical Company Ltd. and Synthesis Energy Systems Investments, Inc., dated February 12, 2007 — English translation from original Chinese document (incorporated by reference to Exhibit 10.6 to Amendment No. 3 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on May 1, 2007).

10.7	Co-Operative Joint Venture Contract of SES — GCL (Inner Mongolia) Coal Chemical Co., Ltd. between Inner Mongolia Golden Concord (Xilinhot) Energy Investment Co., Ltd. and Synthesis Energy Systems Investments, Inc. dated May 25, 2007 — English translation from original Chinese document (incorporated by reference to Exhibit 10.21 to Amendment No. 5 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on June 6, 2007).

10.8	Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2007).

10.9	Lease Agreement between Synthesis Energy Systems, Inc. and AVPF Riverway Ltd. dated January 14, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 31, 2008).

10.10+	First Amendment to the Amended and Restated 2005 Incentive Plan (incorporated by reference to Annex B to the Company’s Proxy Statement on Schedule 14A filed on November 15, 2007).

10.11	Form of Non-statutory Stock Option Agreement (incorporated by reference herein to Exhibit 10.8 to the Company’s Current Report on Form 8-K dated April 2, 2009).

10.12	Form of Equity Joint Venture Contract between Yima Coal Industry (Group) Co., Ltd. and Synthesis Energy Investment Holdings, Inc. dated August 27, 2009 — English translation from original Chinese document. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 2, 2009).

10.13**	Amended and Restated License Agreement by and between the Company and the Gas Technology Institute dated November 5, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 12, 2009).

10.14+	Letter Agreement between the Company and Lorenzo Lamadrid dated August 15, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 17, 2010).

10.15+	Consulting Agreement between the Company and Robert Rigdon dated effective February 15, 2016 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 11, 2016).

10.16+

Amended and Restated Employment Agreement between the Company and DeLome Fair dated effective February 15, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 11, 2016).

10.17	Share Purchase Agreement dated June 18, 2012 among Synthesis Energy Systems, Inc. and Hongye International Investment Group Co., Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 19, 2012).

10.18	Share Purchase Agreement dated June 18, 2012 among Synthesis Energy Systems, Inc. and Shanghai Zhongmo Investment Management Co., Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 19, 2012).

10.19	Second Amendment to the Amended and Restated 2005 Incentive Plan (incorporated by reference to Annex A to the Company’s Proxy Statement on Schedule 14A filed on October 26, 2012).

10.20	Consulting Services Agreement between the Company and Crystal Vision Energy Limited dated effective January 1, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 27, 2012).

10.21**

Cooperation Agreement among SES (Zao Zhuang) New Gas Co., Ltd., Shandong Weijiao Group Xuecheng Energy Co., Ltd. and Shandong Xuejiao Chemical Co., Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 26, 2013).

10.22

Amendment to Consulting Services Agreement between the Company and Crystal Vision Energy Limited dated July 29, 2013 (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2013).

10.23	Loan Agreement between Synthesis Energy Systems (Zao Zhuang) New Gas Co., Ltd and Zao Zhuang Bank dated September 10, 2013 — English translation from original Chinese document (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2013).

10.24	Management Consulting Agreement between the Company and Market Development Consulting Group, Inc. dated November 1, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 5, 2013).

10.25	Joint Venture Contract between Zhangjiagang Chemical Machinery Co., Ltd. and SES Asia Technologies, Ltd., dated February 14, 2014 – English translation from Chinese document (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 14, 2014). **

10.26	Technology Usage and Contribution Agreement among SES-ZCM Clean Energy Technologies Limited, Zhangjiagang Chemical Machinery Co., Ltd. and SES Asia Technologies, Ltd., dated February 14, 2014 – English translation from Chinese document (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 14, 2014). **

10.27	Form of Securities Purchase Agreement among the Company and the purchasers identified therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 25, 2014).

10.28+	Employment Letter between the Company and Roger Ondreko dated April 29, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 5, 2014).

10.29	Credit Agreement between Zaozhuang Bank and Synthesis Energy Systems (Zaozhuang) New Gas Co., Ltd. dated October 2, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2014).

10.30	Working Capital Loan Contract between Zaozhuang Bank and Synthesis Energy Systems (Zaozhuang) New Gas Co., Ltd. dated October 2, 2014 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2014).

10.31+	Form of Restricted Stock Incentive Agreement for Employees (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2014).

10.32+	Form of Restricted Stock Incentive Agreement for Directors (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2014).

10.33	Form of Securities Purchase Agreement among the Company and the purchasers identified therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 14, 2015).

10.34	Non-statutory Stock Option Agreement dated March 9, 2015 between Robert Rigdon and the Company (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2015).

10.35	Form of Securities Purchase Agreement among the Company and the purchasers identified therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 14, 2015).

10.36	Share Purchase and Investment Agreement between SES BVI and Rui Feng Enterprises Limited dated June 14, 2015 (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2015).

10.37	Operation and Management Agreement between ZZ Joint Venture and Shandong Saikong Automatic Equipment Company Ltd. dated June 13, 2015 (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2015).

10.38	Working Capital Loan Contract between Zaozhuang Bank and Synthesis Energy Systems (Zaozhuang) New Gas Co., Ltd. dated September 22, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 28, 2015).

10.39	Loan Extension Agreement among Zaozhuang Bank Co., Ltd., Synthesis Energy Systems (ZaoZhuang) New Gas Company, Ltd., Shandong Weijiao Group Xuecheng Energy Co., Ltd. and Synthesis Energy Systems (ZaoZhuang) New Gas Company, Ltd. dated September 22, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 28, 2015).

10.40	Credit Agreement between Zaozhuang Bank and Synthesis Energy Systems (Zaozhuang) New Gas Co., Ltd. dated November 13, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 17, 2015).

10.41+	2015 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Schedule 8-K filed on November 20, 2015).

10.42+	Form of Non-Qualified Stock Option Agreement under 2015 Long Term Incentive Plan (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 , File No. 208146, filed with the Commission on November 20, 2015).

10.43+	Form of Restricted Stock Award Agreement under 2015 Long Term Incentive Plan (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8, File No. 208146, filed with the Commission on November 20, 2015).

10.44	At The Market Offering Agreement dated May 13, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 13, 2016).

10.45	Share Purchase and Investment Agreement between Synthesis Energy Systems Investments, Inc. and Shandong Weijiao Group Xuecheng Energy Co., Ltd., dated August 15, 2016 – English translation from Chinese document (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 19, 2016).

21.1*	Subsidiaries of the Company.

23.1*	Consent of BDO USA, LLP.

31.1*	Certification of Chief Executive Officer of Synthesis Energy Systems, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer of Synthesis Energy Systems, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer of Synthesis Energy Systems, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2*	Certification of Chief Financial Officer of Synthesis Energy Systems, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document.***

101.SCH	XBRL Taxonomy Extension Schema Document.***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.***

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.***

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.***

______________

*	Filed herewith.
**	Portions of this exhibit have been omitted pursuant to a request for confidential treatment accepted by the Securities and Exchange Commission and this exhibit has been filed separately with the Securities and Exchange Commission in connection with such request.
***	In accordance with Rule 406T of Regulation S-T, the XBRL information in Exhibit 101 to this annual report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNTHESIS ENERGY SYSTEMS, INC.

Date: September 29, 2016	By:	/s/ DeLome Fair
DeLome Fair, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity In Which Signed	Date

/s/ DeLome Fair	President and Chief Executive Officer and Director	September 29, 2016
DeLome Fair	(Principal Executive Officer)

/s/ Roger Ondreko	Chief Financial Officer and Secretary	September 29, 2016
Roger Ondreko	(Principal Financial and Accounting Officer)

/s/ Scott Davis	Corporate Controller	September 29, 2016
Scott Davis

/s/ Lorenzo Lamadrid	Director	September 29, 2016
Lorenzo Lamadrid

/s/ Robert Rigdon	Director	September 29, 2016
Robert Rigdon

/s/ Denis Slavich	Director	September 29, 2016
Denis Slavich

/s/ Harry Rubin	Director	September 29, 2016
Harry Rubin

/s/ Ziwang Xu	Director	September 29, 2016
Ziwang Xu

/s/ Charles M. Brown	Director	September 29, 2016
Charles M. Brown

