Form 10-K/A
period 2016-06-30
SYNTHESIS ENERGY SYSTEMS INC
filed 2016-10-28
CIK 1375063

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐     No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the most recently completed first fiscal quarter, September 30, 2016, was approximately $75.9 million.

As of October 24, 2016, there were 87,044,085 shares of the registrant’s common stock outstanding, par value $.01 per share.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended June 30, 2016, originally filed with the Securities and Exchange Commission on September 29, 2016 (the “Original Filing”). We are filing this Amendment to include the information required by Part III, Items 10, 11, 12, 13 and 14, which were not included in the Original Filing in reliance on Instruction G(3) to Form 10-K. We have also deleted the reference to an amendment to the Original Filing on the cover page under “Documents Incorporated By Reference.” In accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, Item 15 of Part IV of the Original Filing is hereby amended and restated in its entirety.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors, Executive Officers and Significant Employees

The following table sets forth information concerning our directors, executive officers and significant employees as of June 30, 2016:

Name	Age	Position
Lorenzo Lamadrid (1) (2)	65	Chairman of the Board
Robert Rigdon	57	Vice Chairman of the Board
Denis Slavich (1) (2) (3)	76	Director
Harry Rubin (1) (2) (3)	63	Director
Ziwang Xu (3)	59	Director
Brown, Charles (2) (3)	57	Director
DeLome Fair	53	President, Chief Executive Officer and Director
Roger Ondreko	52	Chief Financial Officer and Corporate Secretary
Francis Lau	69	Senior Vice President and Chief Technology Officer
Wade Taber	41	Vice President of Engineering

(1)	Member of the Compensation Committee.
(2)	Member of the Nominating and Corporate Governance Committee.
(3)	Member of the Audit Committee.

Directors

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

Robert Rigdon. Mr. Rigdon has been the Vice Chairman of the Board since February 2016. Mr. Rigdon joined us as a director in August 2009, and previously served as President and Chief Executive Officer from March 2009 to February 2016. Prior to that, he served as Chief Operating Officer since November 2008 and as Senior Vice President of Global Development since May 2008, where he was responsible for overseeing all aspects of our current and future coal gasification projects worldwide. From June 2004 until joining us, Mr. Rigdon worked for GE Energy in a variety of capacities, including Manager—Gasification Engineering, Director—IGCC Commercialization, and Director—Gasification Industrials and Chemicals Business. For the 20 years previous to this, Mr. Rigdon worked for Texaco, and later ChevronTexaco, as an engineer and in the Worldwide Power & Gasification group, where he ultimately became Vice President—Gasification Technology for the group. As a result of his three decades working on gasification, Mr. Rigdon is experienced in the operational and marketing strategies that are key to our development and success.

Education: Mr. Rigdon is a mechanical engineer with a B.S. from Lamar University.

Directorships in the past five years: None, other than our Board.

Denis Slavich. Mr. Slavich has served as a director since November 2005. Mr. Slavich has over 35 years of experience in large scale power generation development. He is currently the Group Strategic Director-Finance of Astrata Group Pte Ltd, a privately held global telematics company headquartered in Singapore, and an international consultant, as well as an advisor and board member for a number of additional firms. He served as a director of China Advanced Construction Materials Group, Inc., a company traded on the NASDAQ, from September 2009 until May 2011. From 1998 to 2000, Mr. Slavich was the CFO and director of KMR Power Corporation and was responsible for the development of this international IPP Company that developed projects in Columbia as well as other areas. From 2000 until 2002, he served as Vice President and CFO of Big Machines Inc., a software company. Mr. Slavich also served as acting President for Kellogg Development Corporation, a division of M.W. Kellogg, during 1997. From 1991 to 1995, Mr. Slavich was also a Vice President of Marketing for Fluor Daniel. From 1971 to 1991, Mr. Slavich served in various executive positions at Bechtel Group including Sr. VP, CFO, and director and Sr. VP and division manager of the International Power Division. In addition to his experience in power generation development, Mr. Slavich is experienced in finance and accounting matters and has extensive experience with financial statements.

Education: Mr. Slavich received his Ph.D. from Massachusetts Institute of Technology, his M.B.A. from the University of Pittsburgh and his B.S. in Electrical Engineering from the University of California at Berkeley.

Directorships in the past five years: Astrata Group (2011 to present) and Leading Edge Technologies (2001 to 2014).

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

Education: He is a graduate of Stanford University and Harvard Business School.

Directorships in the past five years: 784 Park Avenue Realty, Inc. (December 2005 to present) and Henmead Enterprises, Inc. (1991 to present).

Ziwang Xu. Mr. Xu has served as a director since February 2010. Mr. Xu is currently the Chairman of CXC Capital, Inc. and CXC China Sustainable Growth Fund, companies which he founded in March of 2008 and which are based in Shanghai, China. From November of 2005 until founding CXC, he was a private investor in Shanghai and worked on the development of residential real estate projects. During this same time, he was an Advisory Director for Goldman Sachs in Beijing, China. From 1997 through 2005, he served as a Managing Director and Partner for Goldman Sachs in Hong Kong. He is also currently an Advisor with Clayton, Dubilier & Rice, a member of the Board of Overseers of the Fletcher School of Law and Diplomacy at Tufts University, and Vice Chairman, Alumni Association of Economics and Finance, of Fudan University in Shanghai, China. Additionally, he is a member of the Shanghai Comprehensive Economy Studies Council and the Shanghai International Cultural Council. Mr. Xu’s background in overseas markets and his experience in finance matters have provided him with valuable insights into our strategy.

Education: He holds a B.A. from East China Normal University and an M.A. in Economics from Fudan University and an M.A. in International Business from the Fletcher School of Law and Diplomacy at Tufts University.

Directorships in the past five years: Shanghai Ruibo New Energy Automobile Technology Company (2010 to present), CXC Capital, Inc. (2008 to present), and Lubao New Energy Company (2007 to present).

Charles Brown. Mr. Brown has served as a director since July 2014. Since October 2014, he has served as President and Chief Executive Officer, and a member of the board of directors, of Specified Air Solutions. Mr. Brown served as President and Chief Executive Officer of Flow International, Inc., and as a member of its board of directors, from July 2007 through January 2014, when Flow International was merged with and into Waterjet Holdings, Inc. Previously, Mr. Brown was the President and Chief Operating Officer of the Pump, Pool and Spa Divisions at Pentair, Inc. from April 2005 through October 2006. From August 2003 to February 2005, Mr. Brown was the President and Chief Operating Officer of the Pentair Tools Group (which was acquired by Black & Decker Corporation in 2004). Prior to that, Mr. Brown was the President/General Manager of Aqua Glass Corporation, a Masco Corporation company, from 1996 to August 2003. Mr. Brown has broad business experience which we believe will be an important addition to the Board.

Education: He holds a B.A. from Cornell University in Economics and Government and an M.B.A. from J.L. Kellogg Graduate School of Management at Northwestern University.

Directorships in the past five years: Specified Air Solutions (October 2014 to present), Flow International (2007-2014) and Waterjet Holdings, Inc. (January 2014 to August 2015).

DeLome Fair. Ms. Fair is our President and Chief Executive Officer, a position she has held since February 2016. She has also served as a director since such date. Ms. Fair joined our executive team in December 2014, as Senior Vice President, Gasification Technology, and in March 2015 was additionally named President of SES Technologies, LLC.. Ms. Fair has over 25 years of experience in gasification which spans leadership positions with GE Energy and Chevron/Texaco. Prior to joining us, Ms. Fair led GE Energy’s global team of 135 engineers in the U.S., India and China, as General Manager, Gasification & Process Systems Technology. In that post, she was responsible for engineering to GE’s global gasification business, including business development support, execution of customer orders, new product development, services, and project management. Previously, Ms. Fair’s expertise in gasification and IGCC technology led to her appointment as GE’s Chief Consulting Engineer for gasification. Her career has also included serving as Product Line Leader, Licensing Manager, and Technology Manager for gasification in both GE and Chevron/Texaco.

Education: Ms. Fair received her M.S. and B.S. in Chemical Engineering from the University of Kansas.

Directorships in the past five years: None.

Executive Officers and Significant Employees

Roger Ondreko. Mr. Ondreko joined SES as Chief Accounting Officer, Controller and Secretary in May 2014 and became our Chief Financial Officer in August 2014. He is a finance and accounting executive with more than 25 years’ experience in the energy sector. Prior to joining us, he most recently served as Senior Vice President, Head of Midstream Structured Finance, of Macquarie Energy since 2009. During his tenure at Macquarie Energy, Mr. Ondreko was responsible for significant fundraising and structured financial transactions. Previously, he was Vice President, energy finance and accounting, at Constellation Energy Group, and Senior Vice President, accounting and finance, of El Paso Corporation, where he supervised the Transaction Structuring Group. A registered Texas CPA, Mr. Ondreko holds a B.S. in Business Administration & Accounting from Ohio State University. On October 14, 2016, Mr. Ondreko announced his resignation from the Company effective November 4, 2016.

Francis Lau. Mr. Lau joined us in September 2008 as Senior Vice President and Chief Technology Officer. From January 2006 until joining us, he was Vice President of Gasification at GreatPoint Energy, in Cambridge, Massachusetts in charge of technology development. From 1970 until joining GreatPoint, Mr. Lau was the Executive Director of Gasification and Gas Processing Center at the Gas Technology Institute (“GTI”) in Des Plaines, Illinois. At GTI, he led research, development, demonstration, and deployment programs aimed at clean and efficient conversion of coal, biomass, and other feedstocks to electricity, hydrogen, and clean liquid fuels. Mr. Lau received a B.Sc. degree in Chemical Engineering from the University of Wisconsin, Madison, and M.Sc. in Chemical Engineering from Northwestern University.

Wade Taber. Mr. Taber is Vice President of Engineering, and joined us in January, 2016 and is responsible for all of our Engineering, Equipment Sourcing and Operations Support for the Company. From 2007 to 2015, Mr. Taber served as Senior Engineering Manager – Components/Technology Innovation for General Electric, where his accomplishments included more than a dozen patented and trade secret innovations in gasification technology. Mr. Taber received GE’s Corporate Engineering Award for his development and commercialization of GE’s Advanced Chromia Refractory, which doubled refractory life for solid feedstock gasification. His previous positions include Senior Application Engineer – Energy Systems/Gasification with Saint-Gobain Ceramics from 1998 to 2007, where he helped to grow Saint-Gobain’s refractories business by over $5 million in a three-year period. Mr. Taber holds a B.S. degree in Ceramic Engineering/Materials Science from the University of Illinois, and has completed several advanced leadership programs at The Browne Centre - University of New Hampshire.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 5% of our equity securities, to file initial reports of ownership and reports of changes in ownership of our common stock with the SEC and to furnish us a copy of each filed report.

To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended June 30, 2016, our officers, directors and greater than 10% beneficial owners timely filed all required Section 16(a) reports.

Material Changes in Director Nominations Process

There have not been any material changes to the procedures by which shareholders may recommend nominees to our Board.

Audit Committee

During the year ended June 30, 2016, the members of the Audit Committee were Ziwang Xu, Harry Rubin, Charles Brown and Denis Slavich who serves as Chairman. The Board has determined that Denis Slavich is an audit committee financial expert under Item 407(d) of Regulation S-K of the SEC. All of the members of the Audit Committee were and are independent within the meaning of Rule 5605 of the NASDAQ Listing Rules. The Audit Committee operates under a written charter adopted by the Board which is available under “Corporate Governance” at the “Investor Center” section of our website at www.synthesisenergy.com. The Audit Committee met eight times during the year ended June 30, 2016.

The primary purpose of the Audit Committee is to assist the Board in overseeing: (a) the integrity of our financial statements, (b) our compliance with legal and regulatory requirements, (c) the qualifications and independence of the independent registered public accountants and (d) the performance of our internal auditors (or other personnel responsible for the internal audit function).

Code of Ethics

We have adopted a Code of Business and Ethical Conduct that applies to all of our employees, as well as each member of our Board. The Code of Business and Ethical Conduct is available under “Corporate Governance” at the “Investor Center” section of our website at www.synthesisenergy.com. We intend to post amendments to or waivers from the Code of Business and Ethical Conduct (to the extent applicable to our principal executive officer, principal financial officer or principal accounting officer) at this location on our website.

Corporate Governance

The charters for our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee and our Code of Business and Ethical Conduct are available under “Corporate Governance” at the “Investor Center” section of our website at www.synthesisenergy.com. Copies of these documents are also available in print form at no charge by sending a request to Roger Ondreko, our Chief Financial Officer and Corporate Secretary, Synthesis Energy Systems, Inc., Three Riverway, Suite 300, Houston, Texas 77056, telephone (713) 579-0600.

Item 11. Executive Compensation.

Summary Compensation Table

The following table provides information concerning compensation paid or accrued during the fiscal years ended June 30, 2016, 2015 and 2014 to each person who served as our principal executive officer during the year ended June 30, 2016, and our principal financial officer, to whom we sometimes refer together as our “named executive officers.”

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards (1)	Non-Equity Incentive Plan Compensation	All Other Compensation	Total

DeLome Fair	2016	$268,750	$20,000	$—	$127,883	$—	$—	$416,633
President and CEO (2)	2015	$107,603	$50,000	$—	$127,153	$—	$—	$284,756

Roger Ondreko	2016	$300,000	$—	$—	$—	$—	$—	$300,000
Chief Financial Officer and	2015	$291,667	$—	$—	$—	$—	$—	$291,667
Corporate Secretary (3)	2014	$26,042	$—	$—	$206,416	$—	$—	$232,458

Robert Rigdon	2016	$162,000	$75,000	$—	$—	$—	$—	$237,000
Former President and CEO (4)	2015	$274,500	$120,000	$—	$221,460	$—	$—	$615,960
	2014	$240,000	$60,000	$—	$—	$—	$—	$300,000

____________________

(1)	The amounts in the “Option Awards” column reflect the aggregate grant date fair value of awards pursuant to our 2015 Long Term Incentive Plan (the “2015 Plan”) and Amended and Restated 2005 Incentive Plan, as amended (the “2005 Plan”), for the fiscal years ended June 30, 2016, 2015 and 2014, in accordance with ASC 718. Assumptions used in the calculation of these amounts are included in “Note 11—Equity” to our audited financial statements for the fiscal year ended June 30, 2016 included in our Annual Report on Form 10-K for the year ended June 30, 2016. However, as required, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.

(2)	In December 2014, DeLome Fair joined our executive team as Senior Vice President, Gasification Technology. As a result she earned no compensation from us during the year ended June 30, 2014. In March 2015, Ms. Fair was additionally named President of SES Technologies, LLC, one of our wholly owned subsidiaries. In February 2016, Ms. Fair was named our President and Chief Executive Officer.

(3)	In May 2014, Roger Ondreko was hired as our Chief Accounting Officer, Controller and Secretary Mr. Ondreko became our Chief Financial Officer effective August 22, 2014. On October 14, 2016, Mr. Ondreko announced his resignation from the Company effective November 4, 2016.

(4)	Robert Rigdon served as our President and Chief Executive Officer through February 2016.

Compensation Summary

Compensation Philosophy and Objectives

Our philosophy in establishing executive compensation policies and practices is to align each element of compensation with our short-term and long-term strategic objectives, while providing competitive compensation that enables us to attract and retain top-quality executive talent

The primary objectives of our compensation policies and practices for our named executive officers for the fiscal years ended June 30, 2016 and June 30, 2015 are to:

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

The Compensation Committee has in the past engaged, and may in the future engage, compensation consultants familiar with our industry to advise the Compensation Committee regarding certain compensation issues. The assignments of the consultants are determined by the Compensation Committee, although management may have input into these assignments. In August 2015, the Compensation Committee retained Meridian Compensation Partners LLC as its independent compensation consultant to assist and advise the Compensation Committee with respect to determinations of future director compensation. The firm was selected by the Committee based on its reputation and expertise. In connection with the appointment of MCP as the Compensation Committee’s compensation consultant, the Compensation Committee determined that MCP was independent based on criteria prescribed by the NASDAQ Listing Rules. MCP reports directly to, and takes its direction from, the Compensation Committee. However, the Compensation Committee does not specifically direct MCP on how to perform its scope of services. MCP assisted the Compensation Committee by providing updates on relevant trends and developments in director compensation; assessing the company’s peer group and the competitiveness of pay levels and practices for directors; and reviewing the compensation of non-employee directors.

The Compensation Committee determines the total compensation (including the nature and amount of each element of the compensation) of Ms. Fair (and prior to February 2016, Mr. Rigdon), as our President and Chief Executive Officer. Ms. Fair (and prior to February 2016, Mr. Rigdon) plays a key role in determining executive compensation for the other officers. Ms. Fair (and prior to February 2016, Mr. Rigdon) attends the meetings of the Compensation Committee regarding executive compensation and discusses her recommendations with the Compensation Committee, including the evaluation of the performance of the other named executive officers in arriving at her recommendations, which are based on the direct evaluation of such executives by our President and Chief Executive Officer, after receiving input from the peers of such executives and others, if necessary. These recommendations are considered by the Compensation Committee, along with other relevant data, in determining the total compensation program for such executives.

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

Additional details regarding each element of our executive compensation program are as follows:

Base Salaries. The base salary range for the named executive officers was established by the Compensation Committee. Base salary is viewed as a less significant element of compensation than long-term equity, so the levels are less than those of peer companies. The Compensation Committee approves all increases in base salary for our named executive officers in advance. The Compensation Committee reviews salaries of executive officers at periodic intervals and awards increases, if appropriate. In assessing the amount and timing of salary adjustments, if any, the Compensation Committee considers changes in functions and responsibilities, if any, competitive salaries and peer comparisons, and relative employment positions. The Compensation Committee may also consider elements of individual performance in future salary adjustments, but to this point, has not done so. Base salaries for all named executive officers for the fiscal years ended June 30, 2014, 2015 and 2016, as applicable, are shown in the “Salary” column of the Summary Compensation Table below.

Cash Incentive Compensation. The named executive officers are each eligible for consideration for cash incentive compensation awards under the terms of their employment agreements as described under “—Employment Agreements” below, within the discretion of the Compensation Committee, which is common among the peer group noted above. The awards are intended to link cash incentive compensation to achievement of our short-term business objectives and stockholders’ interests as a whole and would be based on objective performance measures, thresholds and goals. In an effort to conserve our cash resources, during fiscal 2014, 2015 and 2016, no thresholds or goals were established and no performance-based incentive bonuses were paid to the named executive officers, other than a $40,000 bonus paid to Charles Costenbader, our former Chief Financial Officer, in August 2014 for services performed during the year ended June 30, 2014.

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

The 2015 Plan is maintained with the objectives of (i) attracting and retaining selected key employees, consultants and outside directors; (ii) encouraging their commitment; (iii) motivating superior performance; (iv) facilitating attainment of ownership interests in us; (v) aligning personal interests with those of our stockholders; and (vi) enabling grantees to share in our long-term growth and success.

The Compensation Committee exercises its discretion in determining the mix between and among awards of incentive stock options, non-qualified stock options and restricted stock. To date, the only incentive awards granted to the named executive officers by the Compensation Committee have been stock options. The exercise price of stock options is based on the fair market value of a share of our common stock on the date of grant, which, under the 2015 Plan, is the closing sales price on that date of a share of our common stock as reported on The NASDAQ Stock Market.

Currently, stock options granted under the 2015 Plan vest ratably on the first, second, third and fourth anniversaries of the grant date so that the options are fully vested after four years, except that in limited circumstances, we have granted stock options vesting in four quarterly installments over twelve months to our directors and granted stock options with modified vesting to executive officers who elected to exchange base salary for incentive compensation. Stock option grants are available for exercise for ten years from the date of grant. Since stock options are priced at fair market value on the date of grant, the options will only have value to the grantee if the market price of our common stock increases after the grant of the option.

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

Employment Agreements

On February 15, 2016, we entered into an Amended and Restated Employment Agreement with Ms. Fair, which replaced his employment agreement dated December 8, 2015. She is entitled to receive an annual base salary of up to $350,000 and a bonus targeted to $150,000 payable within two and a half months after a given year based on achievement of certain annual performance goals and objectives approved by the Compensation Committee. As part of the agreement Ms. Fair received stock options to acquire 300,000 shares of our common stock vesting over four years in 25% increments on each anniversary date of the agreement. Ms. Fair is also eligible to receive additional share based compensation awards at the sole discretion of the Compensation Committee. The employment agreement prohibits Ms. Fair from competing with us during her employment and for a period of twenty-four months thereafter and is also prohibited from soliciting our employees for a period of twenty-four months after the termination of her employment. Ms. Fair is also subject to confidentiality and non-disparagement obligations. Payments under the agreement to Ms. Fair in connection with her termination or a change of control are described below under “–Potential Payments Upon Termination or Change of Control.”

Effective May 26, 2014, we entered into an employment letter with Roger Ondreko as our newly hired Chief Accounting Officer, Controller and Secretary. Mr. Ondreko’s employment is terminable by either us or Mr. Ondreko at any time, upon 30 days written notice. Mr. Ondreko is entitled to receive annual base compensation of $250,000. Mr. Ondreko is also eligible for an annual performance bonus as may be awarded in the sole discretion of the Compensation Committee. Mr. Ondreko’s base compensation is subject to increase in the discretion of the Compensation Committee. The letter prohibits Mr. Ondreko from competing with us during his employment and for a period of twenty four months thereafter and is also prohibited from soliciting our employees for a period of twenty four months after the termination of his employment. Mr. Ondreko is also subject to confidentiality and non-disparagement obligations. Effective August 22, 2014, the Board appointed Mr. Ondreko as our Chief Financial Officer, and in connection therewith, Mr. Ondreko’s salary was increased by $50,000 to $300,000. Payments under the letter to Mr. Ondreko in connection with his termination or a change of control are described below under “–Potential Payments Upon Termination or Change of Control.” On October 14, 2016, Mr. Ondreko announced his resignation from the Company effective November 4, 2016.

Potential Payments upon Termination or Change of Control

Pursuant to the terms of Ms. Fair’s employment agreement, upon a termination without cause (as defined in the employment agreement) or a voluntary termination for good reason (as defined in the employment agreement), and provided that she executes a release, Ms. Fair is entitled to receive (i) a severance payment of up to twelve months of base salary, (ii) continued health benefits through the earlier of (a) twelve months after her termination or (b) until she is eligible to participate in the health insurance plan of another employer (provided such benefits are substantially similar to what Ms. Fair received from us) and (iii) payment of any other salary or bonus that she would have been otherwise entitled to receive under the employment agreement as of the date of the termination. In addition, all unvested options shall automatically vest as of the termination date. If the employment agreement is terminated for any reason (other than by Ms. Fair without good reason or by us for cause) within sixty days of a change of control (as defined in the employment agreement), Ms. Fair is entitled to receive the same severance and benefits as she would receive if she was terminated without cause by us.

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

Upon a voluntary termination without good reason, termination for cause, death or disability, Ms. Fair and Mr. Ondreko would not be entitled to receive benefits from us except that in the case of the death or disability of any of Ms. Fair and Mr. Ondreko, all unvested options shall automatically vest as of the termination date.

The following tables further describe the potential payments upon termination or a change in control for Ms. Fair and Mr. Ondreko. Because Mr. Rigdon ceased serving as an executive officer in February 2016, we do not present information on potential payments to him.

DeLome Fair

Chief Executive Officer and President

Executive Benefits and Payments Upon Termination (1)	Voluntary Termination ($)	Voluntary Termination for Good Reason ($)	For Cause Termination ($)	Involuntary Not for Cause Termination ($)	Death or Disability ($)	After a Change in Control (2) ($)
Compensation
Severance (3)	$—	$350,000	$—	$350,000	$—	$350,000
Performance bonus	—	—	—	—	—	—
Stock Options (Unvested and Accelerated) (4)	—	—	—	—	—	—

Benefits and Perquisites
Health and Welfare Benefits Continuation (5)	—	23,473	—	23,473	—	23,473
Tax Gross-up	—	—	—	—	—	—
Total	$—	$373,473	—	$373,473	—	$373,473

Roger Ondreko

Chief Accounting Officer/

Chief Financial Officer(6)

Executive Benefits and Payments Upon Termination (1)	Voluntary Termination ($)	Voluntary Termination for Good Reason ($)	For Cause Termination ($)	Involuntary Not for Cause Termination ($)	Death or Disability ($)	After a Change in Control (2) ($)
Compensation
Severance (3)	$—	$150,000	$—	$150,000	$—	$—
Annual Cash Incentive	—	—	—	—	—	—
Stock Options (Unvested and Accelerated) (4)	—	—	—	—	—	—
Benefits and Perquisites
Health and Welfare Benefits Continuation (5)	—	—	—	17,119	—	17,119
Tax Gross-up	—	—	—	—	—	—
Total	$—	$150,000	$—	$167,119	$—	$17,119

____________________

(1)	For purposes of this analysis, we assumed that the effective date of termination is June 30, 2016 and that the executive’s compensation is as follows: Ms Fair’s base salary is equal to $350,000; and Mr. Ondreko’s base compensation is equal to $300,000. We have also assumed no performance bonus for Ms. Fair and Mr. Ondreko due to the fact that the payment of such bonus is solely within the discretion of the Compensation Committee and that there were no non-contractual performance bonuses paid during fiscal year 2016.

(2)	“After a Change in Control” means a termination for any reason (other than by us for cause) within 60 days of a change in control.

(3)	Under “Voluntary Termination for Good Reason,” “Involuntary Not for Cause Termination” and “After a Change in Control,” severance under the agreements of Mr. Ondreko is six months of base salary unless sooner hired by another employer, and severance under Ms. Fair’s agreement is one year of base salary as in effect at the time of termination unless sooner hired by another employer.

(4)	Pursuant to the terms of their employment agreements, under “Voluntary Termination for Good Reason,” “Involuntary Not for Cause Termination” or “After a Change in Control”, the vesting of all outstanding stock options will be accelerated and all stock options shall be 100% vested on the date of termination of employment or on the effective date of the “change in control,” as applicable.

(5)	Health and Welfare Benefits Continuation is calculated as 12 months of reimbursement of COBRA premiums under “Involuntary Not for Cause Termination,” “Voluntary Termination for Good Reason” and “After a Change in Control.” Such benefits payable will cease prior to the end of 12 months if the executive is eligible to participate in the health insurance plan of another employer, provided that such benefits are substantially similar to what was received from us.

(6)	On October 14, 2016, Mr. Ondreko announced his resignation from the Company effective November 4, 2016.

Outstanding Equity Awards for Year Ended June 30, 2016

The following table shows the number of shares covered by exercisable and unexercisable options held by our named executive officers on June 30, 2016. Each of the awards in the table was made under the 2015 Plan and 2005 Plan.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)		(g)	(h)	(i)	(j)
DeLome Fair	100,000	100,000	—	0.92	01/06/25	(1)	—	—	—	—
	6,250	18,750	—	0.76	03/09/25	(2)	—	—	—	—
	75,000	225,000	—	0.68	02/15/26	(3)	—	—	—	—
Roger Ondreko	50,000	—	—	1.55	05/29/24	(4)	—	—	—	—
	100,000	50,000	—	1.55	05/29/24	(5)	—	—	—	—
Robert Rigdon (6)	43,750	—	—	0.43	02/10/19		—	—	—	—
	43,750	—	—	0.66	03/31/19		—	—	—	—
	37,500	—	—	0.43	02/10/19		—	—	—	—
	100,000	—	—	0.66	03/31/19		—	—	—	—
	200,000	—	—	3.25	04/08/21		—	—	—	—
	246,538	—	—	1.10	02/27/23		—	—	—	—
	175,000	—	—	1.28	08/22/24	(7)	—	—	—	—
	100,000	—	—	0.76	03/09/25		—	—	—	—

____________________

(1)	On January 6, 2015, Ms. Fair received an option exercisable for 200,000 shares of common stock at an exercise price of $0.92. The option vests in four equal installments, with the first installment vesting on the date of grant and then vesting yearly thereafter on each January 6, 2016, 2017, and 2018.

(2)	On March 9, 2015, Ms. Fair received an option exercisable for 25,000 shares of common stock at an exercise price of $0.76. The option vests in four equal installments on each March 9, 2016, 2017, 2018, and 2019.

(3)	On February 15, 2016, Ms. Fair received an option exercisable for 300,000 shares of common stock at an exercise price of $0.68. The option vests in four equal installments, with the first installment vesting on the date of grant and then vesting yearly thereafter on each February 15, 2017, 2018, and 2019.

(4)	On May 29, 2014, Mr. Ondreko received an option exercisable for 50,000 shares of common stock at an exercise price of $1.55. The option vested in full on the grant date.

(5)	On May 29, 2014, Mr. Ondreko received an option exercisable for 150,000 shares of common stock at an exercise price of $1.55. The option vests in three equal installments, with the installments vesting yearly on May 29, 2015, 2016, and 2017.

(6)	Mr. Rigdon ceased serving as our President and Chief Executive Officer in February 2016.

(7)	25,000 shares of this option was forfeited as of February 15, 2016, as the result of Mr. Rigdon’s employment status change mentioned above.

Director Compensation

In March 2016 the Board approved compensation for calendar year 2016 for our directors. Non-executive directors who served as chair of a Board committee received an annual grant of stock options with an aggregate value of $114,242 and all other non-executive directors received an annual grant of stock options with an aggregate value of $103,857, in each case based on a fair market valuation and the exercise price in the grant, while non-independent, executive directors received no compensation for their service on the Board. The options vest as to 25% of the shares on each of March 31, June 30, September 30 and December 31 of 2016. The exercise price was determined based on the closing price on the date of the grant. Mr. Lamadrid also was awarded $60,000 for compensation as the Chairman of the Board with the cash compensation will be paid quarterly beginning with the quarter ended March 31, 2016.

The following table summarizes the annual compensation for our non-employee directors during the year ended June 30, 2016:

Name (a)	Fees Earned or Paid in Cash (b)	Stock Awards (1) (c)	Option Awards (1) (2) (d)	Non-Equity Incentive Plan Compensation (e)	Nonqualified Deferred Compensation Earnings (f)	All Other Compensation (g)		Total (h)
Lorenzo Lamadrid	$30,000	—	$114,242	—	—	$60,000	(3)	$204,242
Robert Rigdon	$—	—	$103,857	—	—	67,500	(3)	$171,357
Denis Slavich	$—	—	$114,242	—	—	—		$114,242
Harry Rubin	$—	—	$114,242	—	—	—		$114,242
Ziwang Xu	$—	—	$103,857	—	—	—		$103,857
Charles Brown	$—	—	$103,857	—	—	—		$103,857

____________________

(1)	The amounts in the “Stock Awards” and “Option Awards” column reflect the aggregate grant date fair value for the fiscal year ended June 30, 2016, in accordance with ASC 718. Assumptions used in the calculation of these amounts are included in “Note 11—Equity” to our audited financial statements for the fiscal year ended June 30, 2016 included in our Annual Report on Form 10-K for the year then ended. However, as required, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.

(2)	As of June 30, 2016, Messrs. Lamadrid, Rigdon, Slavich, Rubin, Xu, and Brown had outstanding options exercisable for a total of 963,772, 925,554, 1,063,772, 1,038,772, 710,423 and 355,051 shares of common stock, respectively.

(3)	Represents compensation paid to Messrs. Lamadrid and Rigdon as pursuant to consulting agreements described below.

Mr. Lamadrid has a consulting agreement with us for his service to us. The agreement was initially for a four-year term effective August 1, 2006 and was extended for an additional three years in August 2010. In April 2014, the agreement was extended through December 2014 and then to be automatically renewed for successive one year terms on each anniversary unless written notice of non-renewal is delivered by us at least 30 days before the end of the term. As of June 30, 2016, the agreement is still in place.

Mr. Rigdon has a consulting agreement with us for his service to us. The agreement is for a one year term effective February 15, 2016. As part of this agreement, Mr. Rigdon receives a monthly consulting fee of $15,000 per month for the first six months of the term and $10,000 per month for the last six months of his term. In October 2016, his agreement was modified to compensate Mr. Rigdon $15,000 per month for the remainder of his agreement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the beneficial ownership of our common stock as of September 30, 2016, by:

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

Name and Address of Beneficial Owner	Numbers of Shares of Common Stock Beneficially Owned	% of Common Stock Outstanding (1)
Paulson & Co., Inc. (2)
1251 Avenue of the Americas New York City, New York 10020	10,000,000	11.5%

Hongye International Investment Group Co., Ltd. (3)
Haibowan District Wuhai City Inner Mongolia Autonomous Region Area People’s Republic of China	6,175,093	7.1%

Credit Suisse(5)
Uetlibergstrasse 231 Zurich, Switzerland V8 8070	4,965,783	5.7%

Andrew M. Lessman (4)
430 Parkson Road Henderson, Nevada 89015	4,599,699	5.3%

Lorenzo Lamadird (6)	4,240,703	4.8%
Robert Rigdon (7)	1,117,077	1.3%
Harry Rubin (8)	1,198,903	1.4%
Denis Slavich (9)	1,173,903	1.3%
Ziwang Xu (10)	786,603	*
Charles Brown (11)	394,564	*
DeLome Fair (12)	181,250	*
Roger Ondreko (13)	150,000	*
Executive Officers and Directors as a group (8 persons)	9,243,003	10.0%

____________________

*	Less than 1%

(1)	Based on 87,044,085 shares outstanding as of September 30, 2016.

(2)	Based on a Schedule 13G filed by Paulson & Co. Inc. on April 24, 2015. Paulson & Co. Inc. (“Paulson”), an investment advisor that is registered under the Investment Advisors Act of 1940, and its affiliates furnish investment advice to and manage onshore and offshore investment funds and separate managed accounts (such investment funds and accounts, the “Funds”). In its role as investment advisor, or manager, Paulson possesses voting and/or investment power over the securities described in the schedule that are owned by the Funds. All securities reported in the schedule are owned by the Funds. Paulson disclaims beneficial ownership of such securities.

(3)	Mr. Gao is the Chairman and President of Hongye and has sole voting and disposition control over these shares.

(4)	Based on a Schedule 13G filed by Mr. Lessman on August 18, 2015. As of the date of such filing, Mr. Lessman may be deemed the beneficial owner of 4,599,659 shares. This amount excludes 1,388,889 shares underlying warrants held by Mr. Lessman, which are subject to a blocker that restricts their exercise to the extent that the acquisition of the underlying shares would result in Mr. Lessman owning more than 4.99% of shares outstanding, unless 61 days advance notice is provided to us.

(5)	Based on a Schedule 13G filed by Credit Suisse AG on February 16, 2016. Credit Suisse AG (“Credit Suisse”), an investment advisor that is registered under the Investment Advisors Act of 1940, and its affiliates furnish investment advice to and manage onshore and offshore investment funds and separate managed accounts (such investment funds and accounts, the “Funds”). In its role as investment advisor, or manager, Credit Suisse possesses voting and/or investment power over the securities described in the schedule that are owned by the Funds. All securities reported in the schedule are owned by the Funds. Credit Suisse disclaims beneficial ownership of such securities.

(6)	Includes 1,007,236 shares of common stock issuable upon the exercise of options which are currently exercisable or exercisable within 60 days.

(7)	Includes 1,065,077 shares of common stock issuable upon the exercise of options which are currently exercisable or exercisable within 60 days.

(8)	Includes 1,082,236 shares of common stock issuable upon the exercise of options which are currently exercisable or exercisable within 60 days.

(9)	Includes 1,107,236 shares of common stock issuable upon the exercise of options which are currently exercisable or exercisable within 60 days.

(10)	Includes 749,936 shares of common stock issuable upon the exercise of options which are currently exercisable or exercisable within 60 days.

(11)	Includes 394,564 shares of common stock issuable upon the exercise of options which are currently exercisable or exercisable within 60 days.

(12)	Includes 181,250 shares of common stock issuable upon the exercise of options which are currently exercisable or exercisable within 60 days.

(13)	Includes 150,000 shares of common stock issuable upon the exercise of options which are currently exercisable or exercisable within 60 days.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth information regarding our existing equity compensation plans as of June 30, 2016.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	10,490,543	(2)	$1.01	7,326,215	(2)
Equity compensation plans not approved by security holders	5,748,160	(3)	$1.47	—
Total as of June 30, 2016	16,238,703		$1.17	7,326,215

____________________

(1)	Consists of the 2015 and 2005 Plans.

(2)	Of the total 21,000,000 shares under the 2015 Plan and 2005 Plan, options to acquire 10,215,447 shares of common stock were outstanding at June 30, 2016 and 275,096 shares of restricted stock awarded but not vested as of June 30, 2016. There are a total of 589,066 shares of restricted stock had been granted under the 2015 and 2005 Plans. No future awards will be made under the 2005 Plan.

(3)	As of June 30, 2016, warrants to acquire up to 5,748,160 shares of our common stock were outstanding to consulting firms (Crystal Vision Energy Limited, Market Development Consulting Group, Inc., ILL-Sino Development and TR Winston & Company LLC).

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Party Transactions

Lorenzo Lamadrid, the Chairman of the Board, and Robert Rigdon, the Vice Chairman of the Board and our former President and Chief Executive Officer, each have a consulting agreement with us, as disclosed under “Executive and Director Compensation—Director Compensation.”

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

The Board has determined that the following members are independent within the meaning of Rule 5605 of the NASDAQ Listing Rules: Lorenzo Lamadrid, Denis Slavich, Harry Rubin, Xu Ziwang and Charles Brown.

Item 14. Principal Accounting Fees and Services.

Independent Registered Public Accountant Fees

In the years ended June 30, 2016 and June 30, 2015, BDO USA LLP provided services in the following categories and amounts:

	June 30, 2016		June 30, 2015
Audit Fees	$461,559		$403,879
Audit-Related Fees	32,600	(1)	—
Tax Fees	—		—
All Other Fees	—		—
Total	$494,159		$403,879

(1)	The Audit Committee pre-approved 100% of the services rendered in connection with the Audit-Related Fees for the fiscal year ended June 30, 2016.

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

13

Item 15. Exhibits and Financial Statement Schedules

1.	Financial Statements. Reference is made to the Index to Consolidated Financial Statements at Item 7 of this Annual Report on Form 10-K.

2.	Financial Statement Schedules. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes to the financial statements.

3.	Exhibits.

Number	Description of Exhibits
3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on January 31, 2007).
3.2	Certificate of Amendment to the Certificate of Incorporation of the Company dated effective December 16, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 17, 2009).
3.3	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on March 30, 2007).
3.4	Certificate of Amendment to the Company’s Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 1, 2015).
4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on January 31, 2007).
4.2	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 25, 2014).
10.1	Cooperative Joint Venture Contract of SES (Zao Zhuang) New Gas Company Ltd. between Shandong Hai Hua Coal & Chemical Company Ltd. and Synthesis Energy Systems Investments, Inc. dated July 6, 2006 — English translation from original Chinese document (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on January 31, 2007).
10.2	Amendment to Cooperative Joint Venture Contract of SES (Zao Zhuang) New Gas Company Ltd. between Shandong Hai Hua Coal & Chemical Company Ltd. and Synthesis Energy Systems Investments, Inc. dated November 8, 2006 — English translation from original Chinese document (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on January 31, 2007).
10.3+	Consulting Agreement between the Company and Lorenzo Lamadrid dated May 30, 2006 (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on January 31, 2007).
10.4+	Amended and Restated 2005 Incentive Plan (incorporated by reference to Exhibit 10.13 to Amendment No. 3 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on May 1, 2007).
10.5	Fixed Assets Loan Contract between Synthesis Energy Systems (Zao Zhuang) New Gas Company Ltd. and Industrial and Commercial Bank of China dated March 27, 2007 — English translation from original Chinese document (incorporated by reference to Exhibit 10.16 to Amendment No. 2 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on March 30, 2007).
10.6	Second Amendment to Cooperative Joint Venture Contract of SES (Zao Zhuang) New Gas Company Ltd., between Shandong Hai Hua Coal & Chemical Company Ltd. and Synthesis Energy Systems Investments, Inc., dated February 12, 2007 — English translation from original Chinese document (incorporated by reference to Exhibit 10.6 to Amendment No. 3 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on May 1, 2007).
10.7	Co-Operative Joint Venture Contract of SES — GCL (Inner Mongolia) Coal Chemical Co., Ltd. between Inner Mongolia Golden Concord (Xilinhot) Energy Investment Co., Ltd. and Synthesis Energy Systems Investments, Inc. dated May 25, 2007 — English translation from original Chinese document (incorporated by reference to Exhibit 10.21 to Amendment No. 5 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on June 6, 2007).

14

10.8	Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2007).
10.9	Lease Agreement between Synthesis Energy Systems, Inc. and AVPF Riverway Ltd. dated January 14, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 31, 2008).
10.10+	First Amendment to the Amended and Restated 2005 Incentive Plan (incorporated by reference to Annex B to the Company’s Proxy Statement on Schedule 14A filed on November 15, 2007).
10.11	Form of Non-statutory Stock Option Agreement (incorporated by reference herein to Exhibit 10.8 to the Company’s Current Report on Form 8-K dated April 2, 2009).
10.12	Form of Equity Joint Venture Contract between Yima Coal Industry (Group) Co., Ltd. and Synthesis Energy Investment Holdings, Inc. dated August 27, 2009 — English translation from original Chinese document. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 2, 2009).
10.13**	Amended and Restated License Agreement by and between the Company and the Gas Technology Institute dated November 5, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 12, 2009).
10.14+	Letter Agreement between the Company and Lorenzo Lamadrid dated August 15, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 17, 2010).
10.15+	Consulting Agreement between the Company and Robert Rigdon dated effective February 15, 2016 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 11, 2016).
10.16+	Amended and Restated Employment Agreement between the Company and DeLome Fair dated effective February 15, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 11, 2016).
10.17	Share Purchase Agreement dated June 18, 2012 among Synthesis Energy Systems, Inc. and Hongye International Investment Group Co., Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 19, 2012).
10.18	Share Purchase Agreement dated June 18, 2012 among Synthesis Energy Systems, Inc. and Shanghai Zhongmo Investment Management Co., Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 19, 2012).
10.19	Second Amendment to the Amended and Restated 2005 Incentive Plan (incorporated by reference to Annex A to the Company’s Proxy Statement on Schedule 14A filed on October 26, 2012).
10.20	Consulting Services Agreement between the Company and Crystal Vision Energy Limited dated effective January 1, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 27, 2012).
10.21**	Cooperation Agreement among SES (Zao Zhuang) New Gas Co., Ltd., Shandong Weijiao Group Xuecheng Energy Co., Ltd. and Shandong Xuejiao Chemical Co., Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 26, 2013).
10.22	Amendment to Consulting Services Agreement between the Company and Crystal Vision Energy Limited dated July 29, 2013 (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2013).
10.23	Loan Agreement between Synthesis Energy Systems (Zao Zhuang) New Gas Co., Ltd and Zao Zhuang Bank dated September 10, 2013 — English translation from original Chinese document (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2013).
10.24	Management Consulting Agreement between the Company and Market Development Consulting Group, Inc. dated November 1, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 5, 2013).

15

10.25	Joint Venture Contract between Zhangjiagang Chemical Machinery Co., Ltd. and SES Asia Technologies, Ltd., dated February 14, 2014 – English translation from Chinese document (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 14, 2014). **
10.26	Technology Usage and Contribution Agreement among SES-ZCM Clean Energy Technologies Limited, Zhangjiagang Chemical Machinery Co., Ltd. and SES Asia Technologies, Ltd., dated February 14, 2014 – English translation from Chinese document (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 14, 2014). **
10.27	Form of Securities Purchase Agreement among the Company and the purchasers identified therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 25, 2014).
10.28+	Employment Letter between the Company and Roger Ondreko dated April 29, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 5, 2014).
10.29	Credit Agreement between Zaozhuang Bank and Synthesis Energy Systems (Zaozhuang) New Gas Co., Ltd. dated October 2, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2014).
10.30	Working Capital Loan Contract between Zaozhuang Bank and Synthesis Energy Systems (Zaozhuang) New Gas Co., Ltd. dated October 2, 2014 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2014).
10.31+	Form of Restricted Stock Incentive Agreement for Employees (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2014).
10.32+	Form of Restricted Stock Incentive Agreement for Directors (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2014).
10.33	Form of Securities Purchase Agreement among the Company and the purchasers identified therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 14, 2015).
10.34	Non-statutory Stock Option Agreement dated March 9, 2015 between Robert Rigdon and the Company (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2015).
10.35	Form of Securities Purchase Agreement among the Company and the purchasers identified therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 14, 2015).
10.36	Share Purchase and Investment Agreement between SES BVI and Rui Feng Enterprises Limited dated June 14, 2015 (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2015).
10.37	Operation and Management Agreement between ZZ Joint Venture and Shandong Saikong Automatic Equipment Company Ltd. dated June 13, 2015 (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2015).
10.38	Working Capital Loan Contract between Zaozhuang Bank and Synthesis Energy Systems (Zaozhuang) New Gas Co., Ltd. dated September 22, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 28, 2015).
10.39	Loan Extension Agreement among Zaozhuang Bank Co., Ltd., Synthesis Energy Systems (ZaoZhuang) New Gas Company, Ltd., Shandong Weijiao Group Xuecheng Energy Co., Ltd. and Synthesis Energy Systems (ZaoZhuang) New Gas Company, Ltd. dated September 22, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 28, 2015).
10.40	Credit Agreement between Zaozhuang Bank and Synthesis Energy Systems (Zaozhuang) New Gas Co., Ltd. dated November 13, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 17, 2015).
10.41+	2015 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Schedule 8-K filed on November 20, 2015).

16

10.42+	Form of Non-Qualified Stock Option Agreement under 2015 Long Term Incentive Plan (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 , File No. 208146, filed with the Commission on November 20, 2015).
10.43+	Form of Restricted Stock Award Agreement under 2015 Long Term Incentive Plan (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8, File No. 208146, filed with the Commission on November 20, 2015).
10.44	At The Market Offering Agreement dated May 13, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 13, 2016).
10.45	Share Purchase and Investment Agreement between Synthesis Energy Systems Investments, Inc. and Shandong Weijiao Group Xuecheng Energy Co., Ltd., dated August 15, 2016 – English translation from Chinese document (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 19, 2016).
21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K filed on September 29, 2016).
23.1	Consent of BDO USA, LLP (incorporated by reference to Exhibit 23.1 to the Company's Annual Report on Form 10-K filed on September 29, 2016).
31.1*	Certification of Chief Executive Officer of Synthesis Energy Systems, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer of Synthesis Energy Systems, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer of Synthesis Energy Systems, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2*	Certification of Chief Financial Officer of Synthesis Energy Systems, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.
101.INS	XBRL Instance Document (incorporated by reference to Exhibit 101.INS to the Company's Annual Report on Form 10-K filed on September 29, 2016).***
101.SCH	XBRL Taxonomy Extension Schema Document (incorporated by reference to Exhibit 101.SCH to the Company's Annual Report on Form 10-K filed on September 29, 2016).***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (incorporated by reference to Exhibit 101.CAL to the Company's Annual Report on Form 10-K filed on September 29, 2016).***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (incorporated by reference to Exhibit 101.DEF to the Company's Annual Report on Form 10-K filed on September 29, 2016).***
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (incorporated by reference to Exhibit 101.LAB to the Company's Annual Report on Form 10-K filed on September 29, 2016).***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (incorporated by reference to Exhibit 101.PRE to the Company's Annual Report on Form 10-K filed on September 29, 2016).***

______________

*	Filed herewith.
**	Portions of this exhibit have been omitted pursuant to a request for confidential treatment accepted by the Securities and Exchange Commission and this exhibit has been filed separately with the Securities and Exchange Commission in connection with such request.
***	In accordance with Rule 406T of Regulation S-T, the XBRL information in Exhibit 101 to this annual report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNTHESIS ENERGY SYSTEMS, INC.

Date: October 28, 2016	By:	/s/ DeLome Fair
DeLome Fair, President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ DeLome Fair	President and Chief Executive Officer and Director	October 28, 2016
DeLome Fair	(Principal Executive Officer)

/s/ Roger Ondreko	Chief Financial Officer (Principal Financial and Principal	October 28, 2016
Roger Ondreko	Accounting Officer)

/s/ Lorenzo Lamadrid	Chairman of the Board	October 28, 2016
Lorenzo Lamadrid

/s/ Robert Rigdon	Vice Chairman of the Board	October 28, 2016
Robert Rigdon

/s/Denis Slavich	Director	October 28, 2016
Denis Slavich

/s/ Harry Rubin	Director	October 28, 2016
Harry Rubin

/s/ Ziwang Xu	Director	October 28, 2016
Ziwang Xu

/s/ Charles Brown	Director	October 28, 2016
Charles Brown