Form 10-Q
period 2016-09-30
SYNTHESIS ENERGY SYSTEMS INC
filed 2016-11-14
CIK 1375063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Yes ☐ No ☒

As of October 31, 2016 there were 87,044,085 shares of the registrant’s common stock, par value $.01 per share, outstanding.

PART I

Item 1. Financial Statements

SYNTHESIS ENERGY SYSTEMS, INC.

Consolidated Balance Sheets

(In thousands, except per share amount)

	September 30, 2016	June 30, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,048	$13,807
Accounts receivable, net	26	27
Prepaid expenses and other currents assets	1,132	828
Inventory	42	43
Assets of discontinued operations	12,003	12,662

Total current assets	24,251	27,367

Property, plant and equipment, net	111	54
Intangible asset, net	884	898
Investment in joint ventures	26,201	26,201
Other long-term assets	625	661

Total assets	$52,072	$55,181

LIABILITIES AND EQUITY
Current liabilities:
Accrued expenses and accounts payable	$1,588	$1,655
Liabilities of discontinued operations	12,997	13,337

Total current liabilities	14,585	14,992

Commitment and contingencies (Note 9)

Preferred stock, $0.01 par value- 20,000 shares authorized – no shares issued and outstanding	—	—
Common stock, $0.01 par value: 200,000 shares authorized: 87,044 and 86,984 shares issued and outstanding, respectively	870	870
Additional paid-in capital	261,508	261,225
Accumulated deficit	(229,885)	(226,938)
Accumulated other comprehensive income	6,640	6,586
Total shareholder’s equity	39,133	41,743
Noncontrolling interests in subsidiaries	(1,646)	(1,554)

Total equity	37,487	40,189

Total liabilities and equity	$52,072	$55,181

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	September 30,
	2016	2015

Revenue:
Technology licensing and related services	$—	$247
Total revenue	—	247

Costs and Expenses:
Costs of sales and plant operating	—	177
General and administrative expenses	2,332	1,965
Stock-based expense	257	1,131
Depreciation and amortization	39	57

Total costs and expenses	2,628	3,330

Operating loss	(2,628)	(3,083)

Non-operating (income) expense:
Foreign currency losses, net	26	119
Interest income	(5)	(10)

Loss from continuing operations	(2,649)	(3,192)
Loss from discontinued operations	(389)	(1,584)

Net Loss	(3,038)	(4,776)
Less: net loss attributable to noncontrolling interests	(91)	(194)

Net loss attributable to SES stockholders	$(2,947)	$(4,582)

Net loss attributable to SES stockholders:
From continuing operations	(2,567)	(3,003)
From discontinued operations	(380)	(1,579)

Net loss attributable to SES stockholders	$(2,947)	$(4,582)

Net loss per share (Basic and diluted):
From continuing operations	(0.03)	(0.03)
From discontinued operations	(0.00)	(0.02)

Net loss attributable to SES stockholders	$(0.03)	$(0.05)

Weighted average common shares outstanding:
Basic and diluted	86,988	86,346

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.

Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended September 30,
	2016	2015
Net loss	$(3,038)	$(4,776)
Currency translation adjustment	53	(620)
Comprehensive loss	(2,985)	(5,396)
Less comprehensive loss attributable to noncontrolling interests	(92)	(211)
Comprehensive loss attributable to the Company	$(2,893)	$(5,185)

See accompanying notes to the consolidated financial statements

SYNTHESIS ENERGY SYSTEMS, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	September 30,
	2016	2015

Cash flows from operating activities:
Net loss	$(3,038)	$(4,776)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based expense	257	1,131
Loss on disposal of property, plant and equipment	93	—
Depreciation and amortization	196	225
Foreign currency losses	—	246
Changes in operating assets and liabilities:
Accounts receivable	—	561
Prepaid expenses and other current assets	(15)	(284)
Inventory	26	(920)
Other long-term assets	(16)	(14)
Accrued expenses and payables	(285)	1,966
Net cash used in operating activities	(2,782)	(1,865)

Cash flows from investing activities:
Capital expenditures	(4)	(9)
Net cash used in investing activities	(4)	(9)

Cash flows from financing activities:
Payments on long-term bank loan	—	—
Proceeds from exercise of stock options	26	279
Proceeds from issuance of common stock	—	1,000
Net cash provided by financing activities	26	1,279
Net decrease in cash	(2,760)	(595)

Cash and cash equivalents, beginning of period	13,819	22,217
Effect of exchange rates on cash	(11)	(150)
Cash and cash equivalents, end of period	$11,048	$21,472

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.

Consolidated Statement of Equity

(In thousands)

(Unaudited)

	Common Stock			Deficit Accumulated During the	Accumulated Other	Non-
	Shares	Common Stock	Additional Paid-in Capital	Development Stage	Comprehensive Income	controlling Interest	Total
Balance at June 30, 2015	85,476	$855	$256,643	$(203,866)	$6,179	$(1,038)	$58,773
Net loss	—	—	—	(4,582)	—	(194)	(4,776)
Currency translation adjustment	—	—	—	—	(603)	(17)	(620)
Net proceeds from issuance of common stock	1,000	10	990	—	—	—	1,000
Exercise of stock options	372	3	276	—	—	—	279
Stock-based expense	—	—	1,131	—	—	—	1,131
Balance at September 30, 2015	86,848	$868	$259,040	$(208,448)	$5,576	$(1,249)	$55,787

Balance at June 30, 2016	86,984	$870	$261,225	$(226,938)	$6,586	$(1,554)	$40,189
Net loss	—	—	—	(2,947)	—	(91)	(3,038)
Currency translation adjustment	—	—	—	—	54	(1)	53
Exercise of stock options	40	—	26	—	—	—	26
Stock-based expense	20	—	257	—	—	—	257
Balance at September 30, 2016	87,044	$870	$261,508	$(229,885)	$6,640	$(1,646)	$37,487

See accompanying notes to the consolidated financial statements.

Note 1 — Summary of Significant Accounting Policies

(a) Organization and description of business

Synthesis Energy Systems, Inc. (“SES”), together with its wholly-owned and majority-owned controlled subsidiaries (collectively, the “Company”) is a global clean energy and gasification technology company that provides proprietary gasification technology systems and solutions to the energy and chemical industries. Our gasification technology is a flexible, efficient and economic technology for the production of synthesis gas, or syngas, a mixture of primarily hydrogen, carbon monoxide and methane. Syngas is a clean and versatile source of energy. Our technology is uniquely capable of manufacturing clean syngas from a wide variety of energy resources including most all existing forms of coal, biomass, municipal wastes and refuse derived fuels and petroleum coke. In doing so, our technology produces syngas which allows us to unlock the energy from these resources and transform the syngas into electric power as well as a natural gas substitute. Furthermore, our syngas can be used to produce a variety of chemical products, fertilizers and transportation fuels. Our proprietary fluidized bed technology is built on decades of research, development, demonstration and commercialization. At the present time, we have commercialized seven gasification units. In addition, we are in the process of commissioning five units and have two additional units under development. The Company’s headquarters is located in Houston, Texas and it has an additional administrative location for Chinese operations in Shanghai, China.

As noted in Note 2, in August 2016, the Company announced that it and Shandong Hai Hua Xecheng Energy (“Xuecheng Energy”) entered into a Definitive Agreement to restructure the ZZ Joint Venture. The agreement took full effect when the registration with the government was completed on October 31, 2016. During the second quarter of fiscal 2017, the Company will deconsolidate the ZZ Joint Venture and will account for our investment under the cost method. For purposes of these financials, the Company has classified all operations related to the ZZ Joint Venture as discontinued operations and have classified all assets and liabilities related to the ZZ Joint Venture as assets/liabilities of discontinued operations. Prior period results have been adjusted to reflect the current presentation.

(b) Basis of presentation and principles of consolidation

The consolidated financial statements for the periods presented are unaudited. Operating results for the three month period ended September 30, 2016 are not necessarily indicative of results to be expected for the fiscal year ending June 30, 2017.

The consolidated financial statements are in U.S. dollars. Non-controlling interests in consolidated subsidiaries in the consolidated balance sheets represents minority stockholders’ proportionate share of the equity in such subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto reported in the Company’s Annual Report on Form 10-K for the year ended June 30, 2016. Significant accounting policies that are new or updated from those presented in the Company’s Annual Report on Form 10-K for the year ended June 30, 2016 are included below. The consolidated financial statements have been prepared in accordance with the rules of the United States Securities and Exchange Commission (“SEC”) for interim financial statements and do not include all annual disclosures required by generally accepted accounting principles in the United States.

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

As noted in Note 2, in August 2016, the Compoany announced that it and Shandong Hai Hua Xecheng Energy (“Xuecheng Energy”) entered into a Definitive Agreement to restructure the ZZ Joint Venture. The agreement took full effect when the registration with the government was completed on October 31, 2016. During the second quarter of fiscal 2017, the Company will deconsolidate the ZZ Joint Venture and will account for our investment under the cost method. For purposes of these financial statement, the Company has classified all operations related to the ZZ Joint Venture as discontinued operations and have classified all assets and liabilities related to the ZZ Joint Venture as assets/liabilities from discontinued operations. Prior period results have been adjusted to reflect the current presentation.

The Company has determined that the Yima Joint Ventures are VIEs and that Yima, the joint venture partner, is the primary beneficiary since Yima has a 75% ownership interest in the Yima Joint Ventures and has the power to direct the activities of the VIE that most significantly influence the VIE’s performance. The carrying value of our investment in the Yima Joint Ventures at both September 30, 2016 and June 30, 2016 was approximately $26.2 million.

The Company has determined that the Tianwo-SES Joint Venture (as defined in Note 2 – Current Projects – Tianwo-SES Joint Venture) is a VIE and that STT, the joint venture partner, is the primary beneficiary since SST has a 65% ownership interest in the Tianwo-SES Joint Venture and has the power to direct the activities of the Tianwo-SES Joint Venture that most significantly influence its performance. Because of losses sustained by the Tianwo-SES Joint Venture, the carrying value of this joint venture is zero at both September 30, 2016 and June 30, 2016.

(d) Investment in joint ventures

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

The Company’s financial assets and liabilities are classified based on the lowest level of input that is significant for the fair value measurement. The following table summarizes the assets of the Company measured at fair value on a recurring basis as of September 30, 2016 and June 30, 2016 (in thousands):

	September 30, 2016
	Level 1		Level 2		Level 3	Total
Assets:
Certificates of Deposit	$—		$50	(1)	$—	$50
Certificates of Deposit- Restricted	—		2,248	(2)	—	2,248
Money Market Funds	10,509	(3)	—		—	10,509

	June 30, 2016
	Level 1		Level 2		Level 3	Total
Assets:
Certificates of Deposit	$—		$50	(1)	$—	$50
Certificates of Deposit- Restricted	—		2,262	(2)	—	2,262
Money Market Funds	12,654	(3)	—		—	12,654

(1)	Amount included in current assets on the Company’s consolidated balance sheets.
(2)	Amount included in assets of discontinued operations on the Company’s consolidated balance sheets.
(3)	Amount included in cash and cash equivalents on the Company’s consolidated balance sheets.

The carrying values of the certificates of deposit and money market funds approximate fair value, which was estimated using quoted market prices for those or similar investments. The carrying value of the Company’s other financial instruments, including accounts receivable, accounts payable and short-term debt approximate their fair values due to the short maturities on those instruments.

(g) Recently Issued Accounting Standards

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

In November 2015, the FASB issued ASU No. 2015-17, which amends ASC Topic 740, “Income Taxes.” This amendment aligns the presentation of deferred income tax assets and liabilities with International Financial Reporting Standards. International Accounting Standard 1, Presentation of Financial Statements, requires deferred tax assets and liabilities to be classified as noncurrent in a classified statement of financial position. The current requirement that deferred tax liabilities and assets be offset and presented as a single amount is not affected by the amendments in this update. The standard is effective for interim and annual reporting periods beginning after December 15, 2016. The amendments in this update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The adoption of this guidance did not have a material impact on our financial condition, results of operations, cash flows or financial disclosures.

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

In August 2016, the FASB issued an accounting standards update which provides additional clarity on the classification of specific events on the statement of cash flows. These events include: debt prepayment and extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from settlement of insurance claims, distributions received from equity method investees, and beneficial interests in securitization transactions. The update is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods, with early application permitted. We are evaluating what impact, if any, the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures.

Note 2 – Current Projects

Synthesis Energy Systems (Zao Zhuang) New Gas Company Ltd. (“ZZ Joint Venture”)

In July 2006, we entered into a cooperative joint venture contract Xuecheng Energy which established the ZZ Joint Venture, a joint venture company that has the primary purposes of:

•	developing, constructing and operating a syngas production plant utilizing SGT in Zao Zhuang City, Shandong Province, China and

•	producing and selling syngas and the various byproducts of the plant.

We initially owned 97.6% of the ZZ Joint Venture and Xuecheng Energy owned the remaining 2.4%. In June 2015, we entered into a Share Purchase and Investment Agreement (the “SPA”) with Rui Feng Enterprises Limited (“Rui Feng”), whereby Rui Feng will acquire a controlling interest in Synthesis Energy Systems Investments Inc. (“SESI”), and a wholly owned subsidiary, which owns our interest in the ZZ Joint Venture.  Under the terms of the SPA, SESI originally agreed to sell an approximately 61% equity interest to Rui Feng in exchange for $10 million.  This amount was to be paid in four installments through December 2016, with the first installment of approximately $1.6 million paid on June 26, 2015.

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

Because Rui Feng has not made additional installment payments, as of September 30, 2016, we owned approximately 88.1% of the ZZ Joint Venture as of September 30, 2016.

ZZ Joint Venture Debt Agreements

In October 2014, the ZZ Joint Venture entered into a working capital loan agreement (the “ZZ Working Capital Loan”) with Zaozhuang Bank Co., Ltd. (“ZZ Bank”), and received approximately $3.3 million of loan proceeds, with a maturity of September 23, 2015. In September 2015, the Company refinanced the ZZ Working Capital Loan through August 2016 for approximately $3.0 million. This amount was refinanced again in August 2016 through November 2016.

In October 2014, the ZZ Joint Venture entered two lines of credit with the ZZ Bank for a total of $3.3 million (collectively, the “ZZ Line of Credit Agreement”). In April 2015, the Company repaid the ZZ Line of Credit Agreement and renewed the agreement for $3.3 million under the same terms for an additional six months. In November 2015, the Company repaid $3.3 million of the ZZ Line of Credit Agreement, and refinanced the ZZ Line of Credit Agreement with the ZZ Bank for $3.7 million which matures in November 2016.

Agreement with Xuecheng Energy

In August 2016, we announced that we and Xuecheng Energy have entered into a definitive agreement to restructure the ZZ Joint Venture. Additionally, to dovetail with the Chinese government’s widespread initiative to move industry into larger scale, commercial and environmentally beneficial industrial parks, the partners intend to evaluate a new ZZ syngas facility in the Zouwu Industrial Park in Shandong Province. We will retain an approximate nine percent ownership in the ZZ Joint Venture asset, and Xuecheng Energy has agreed to assume all outstanding liabilities of the ZZ Joint Venture, including payables related to the Cooperation Agreement with Xuecheng Energy signed in 2013. The definitive agreement took full effect when the registration with the government was completed on October 31, 2016. During the second quarter of fiscal 2017 we will deconsolidate the ZZ Joint Venture and will account for our investment under the cost method. For purposes of these financial statements, the Company has classified all operations related to the ZZ Joint Venture as discontinued operations and have classified all assets and liabilities related to the ZZ Joint Venture as assets/liabilities of discontinued operations. Prior period results have been adjusted to reflect the current presentation.

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

In June 2016, the local environmental bureau requested that the plant temporarily halt operations to address certain issues identified by the environmental bureau. After the plant shut down operations, the Yima plant experienced an accident during maintenance activities that were unrelated to the gasification units. The Yima Joint Ventures have been working with both the environmental and safety bureaus and is anticipated to return to operations in November 2016.

In 2009, the project was approved as three separate joint ventures. The approval for the original joint ventures was for the production of methanol protein, and methanol by-product. This has impacted the ability of the plant to sell pure methanol on the open market and has been an impediment to receive the permanent safety operating permit.

To resolve these issues, during the quarter ended June 30, 2016, the Yima Joint Ventures commenced an organizational restructuring to better streamline the operations of the Joint Ventures. This restructuring effort was a multi-step process, including first obtaining the operating license to sell methanol by combining the three joint ventures into a single operating entity, and finally obtaining the permanent safety and environmental permits. The Yima Joint Ventures received the operating permit in July 2016, and have made continued progress in completing the remaining items.

The Yima Joint Ventures also are experiencing certain liquidity concerns with a series of third party bank notes due prior to the end of December 2016. Yima, the 75% shareholder of the Yima Joint Ventures, has been routinely providing liquidity to the Yima Joint Ventures in the form of shareholder loans and during the first quarter Yima successfully refinanced, for one full year through October 2017, certain amounts which were to become due in October 2016. The Yima Joint Ventures are currently in discussion with the impacted third party lenders to seek additional extensions, refinancing or other alternative arrangements to avoid a default by the Yima Joint Ventures. While we believe Yima will continue to provide additional liquidity to the Yima Joint Ventures until the project is operating and producing income, we can make no assurances that Yima will continue to do this or on the outcome of the above mentioned negotiations.

Because of the situations detailed above, our management evaluated the current conditions of the Yima Joint Ventures to determine whether an other than temporary decrease in value had occurred for the year ended June 30, 2016. Management determined that the decrease in value due to the shutdown and liquidity situation were other than temporary in nature and therefore management conducted an impairment analysis utilizing a discounted cash flow fair market valuation with the assistance of a third party valuation expert. In this valuation, significant unobservable inputs were used to calculate the fair value of the investment. The valuation led to the conclusion that the investment in the Yima Joint Ventures was impaired as of June 30, 2016, and accordingly, we recorded an $8.6 million impairment for the fiscal year ended June 30, 2016. Management determined that there was not an other than temporary impairment of value of our Yima investment during the quarter ended September 30, 2016. The carrying value of our Yima investment was approximately $26.2 million as of both September 30, 2016 and June 30, 2016. We continue to monitor the Yima Joint Ventures and could take an additional impairment in the future if operating conditions do not meet our current expectations, or if the liquidity situation worsens.

Tianwo-SES Clean Energy Technologies Limited (the “Tianwo-SES Joint Venture”)

Joint Venture Contract

In February 2014, SES Asia Technologies Limited, one of our wholly owned subsidiaries, entered into a Joint Venture Contract (the “JV Contract”) with Zhangjiagang Chemical Machinery Co., Ltd., which subsequently changed its legal name to Suzhou Thvow Technology Co. Ltd. (“STT”), to form the Tianwo-SES Joint Venture. The purpose of the Tianwo-SES Joint Venture is to establish the Company’s gasification technology as the leading gasification technology in the Tianwo-SES Joint Venture territory (which is China, Indonesia, the Philippines, Vietnam, Mongolia and Malaysia) by becoming a leading provider of proprietary equipment and engineering services for the technology. The scope of the Tianwo-SES Joint Venture is to market and license our gasification technology via project sublicenses; procurement and sale of proprietary equipment and services; coal testing; and engineering, procurement and research and development related to the technology. STT contributed 53.8 million yuan in April 2014 and was required to contribute an additional 46.2 million yuan within two years of such date for a total contribution of 100 million yuan (approximately $15.0 million) in cash to the Tianwo-SES Joint Venture, and owns 65% of the Tianwo-SES Joint Venture.

We have contributed certain exclusive technology sub-licensing rights into the Tianwo-SES Joint Venture for the territory pursuant to the terms of a Technology Usage and Contribution Agreement (the “TUCA”) entered into among the Tianwo-SES Joint Venture, STT and us on the same date and further described in more detail below. We own 35% of the Tianwo-SES Joint Venture. Under the JV Contract, neither party may transfer their interests in the Tianwo-SES Joint Venture without first offering such interests to the other party.

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

TUCA

Pursuant to the TUCA, we have contributed to the Tianwo-SES Joint Venture certain exclusive rights to our gasification technology in the Tianwo-SES Joint Venture territory, including the right to: (i) grant site specific project sub-licenses to third parties; (ii) use our marks for proprietary equipment and services; (iii) engineer and/or design processes that utilize our technology or our other intellectual property; (iv) provide engineering and design services for joint venture projects and (v) take over the development of projects in the Tianwo-SES Joint Venture territory that have previously been developed by us and our affiliates.

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

The Tianwo-SES Joint Venture is required to establish an Intellectual Property Committee, with two representatives from the Tianwo-SES Joint Venture and two from SES This Committee shall review all improvements and protection measures and recommend actions to be taken by the Tianwo-SES Joint Venture in furtherance thereof. Notwithstanding this, each party is entitled to take actions on its own to protect intellectual property rights. As of September 30, 2016 that committee was still yet to be formed.

Any breach of or default under the TUCA which is not cured on notice entitles the non-breaching party to terminate. The Tianwo-SES Joint Venture indemnifies us for misuse of our technology or infringement of our technology upon rights of any third party.

Current relationship with STT

The second capital contribution from STT of 46.2 million yuan (approximately $6.9 million) was not paid in April 2016 as required by our initial JV Contract and currently remains outstanding. We notified STT in writing to determine the status of the payment, and other contractual breaches related to the TUCA, and the JV Contract, and have continued to follow up on this issue. Should the payment or the other breaches of the TUCA not be cured, we will consider any and all legal actions to resolve these issues.

Tianwo-SES Joint Venture unaudited financial data

The following table presents summarized financial information for the Tianwo-SES Joint Venture (in thousands):

Income Statement data:	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015
Revenue	$2,370	$4,098
Operating loss	(1,558)	(551)
Net loss	(1,558)	(551)

Balance sheet data:	As of September 30, 2016	As of June 30, 2016
Current assets	$10,859	$9,856
Noncurrent assets	7,112	7,366
Current liabilities	7,114	4,719
Noncurrent liabilities	—	—
Equity	10,857	12,503

The Tianwo-SES Joint Venture is accounted for under the equity method. The Company’s capital contribution in the formation of the venture was the TUCA, which is an intangible asset. As such, the Company did not record a carrying value at the inception of the venture. Under the equity method of accounting, losses in the venture are not recorded if the losses cause the carrying value to be negative and there is no requirement of the Company to contribute additional capital.

As the Company is not required to contribute additional capital, the Company is not recognizing losses in the venture, as this would cause the carrying value to be negative. Had the Company recognized its share of the losses related to the venture, the Company would have recognized losses of approximately $0.5 million and $0.2 million for the three months ended September 30, 2016 and 2015, respectively, and $1.9 million from inception to date.

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

In July 2016, CESI’s executive management changed related to a restructuring agreement and the entrance of a new shareholders. We have been in contact with the new management team and we have been told that CESI will evaluate the economics of the projects discussed above and will make its decision to continue in the projects based upon their views of the projects’ economics. If CESI were to not continue to participate in these projects, it could cause delays as we seek replacement partners and alternative funding sources. We can provide no assurances as to the level of involvement which CESI will have in the projects in the future but we believe that we will be able to find a replacement partner should CESI decide to not participate.

Dongying Projects

In May 2016, we announced the first of our projects on the platform discussed above. The project will use SGT to produce lower-cost hydrogen in the Lijin County Binhai New District industrial park in Dongying, Shandong Province. The build-out consists of three projects completed in phases with an estimated preliminary total investment to be approximately 2 billion yuan ($299.5 million). In June 2016, the Company signed an investment and cooperation agreement with Shandong Dongying Hekou District Government. The project will use SGT to produce lower-cost hydrogen needed for clean fuels production by refineries at the Hekou Blue Economy Industrial Park Project in Dongying City, Shandong Province. The build-out consists of multiple phases with an estimated preliminary total investment to be approximately 550 million yuan ($82.4 million).

Australian Future Energy Pty Ltd ("AFE”) & Batchfire Resources Pty Ltd ("Batchfire”)

In May 2015, we established AFE together with Australian company Ambre Investments PTY Limited (“Ambre”). AFE is a development stage Australian company which is seeking to deploy SGT into projects in Australia where AFE or its affiliates would own equity and to secure ownership positions in low quality, low cost, coal resources such as unmarketable coal generally produced from coal mining operations in order to secure a long-term source of feedstock for the projects that would utilize SGT.

In forming AFE, we contributed conditional exclusive access to SGT limited to Australia through a master technology agreement in return for an ownership interest in AFE. In addition, we contributed certain early stage engineering support for AFE’s business development through an engineering consulting agreement while Ambre contributed cash for the early stage business development. In connection with this agreement, in fiscal year 2016, we recognized approximately $0.2 million in Related party consulting services. At September 30, 2016, we owned approximately 37% of AFE. Because of the early stage business development expenses incurred by AFE, the carrying value of AFE was zero as of both September 30, 2016 and June 30, 2016. Under the equity method of accounting, losses in the venture are not recorded if the losses cause the carrying value to be negative and there is no requirement of the Company to contribute additional capital. Had the Company recognized its share of the losses related to the venture, the Company would have recognized additional losses of approximately $84,000 from inception to date.

Because of its early stage business development efforts associated with the Callide coal mine in Central Queensland, Australia, AFE created Batchfire. Batchfire was a spin-off company which was distributed to the shareholders of AFE in December 2015. Batchfire is registered in Australia and was formed for the purpose of purchasing the Callide thermal coal mine from Anglo-American plc (“Anglo-American”). On October 31, 2016, Batchfire announced that it had completed its acquisition of the Callide thermal coal mine from Anglo American. The Callide mine is a mature and significantly sized coal producer with substantial recoverable thermal coal reserves. After the transaction on October 31, 2016 the Company owns an approximately 11% interest in Batchfire. Because of the nature of our contribution, our carrying value of Batchfire was zero as of both September 30, 2016 and June 30, 2016.

Batchfire intends to operate the Callide mine and implement its planned improvements to increase output from the mine and lower the mining costs. AFE is currently evaluating project opportunities that would use SGT and utilize the unmarketable coal from the Callide mine to responsibly manufacture energy or chemical products.

Note 3- Discontinued Operation

As discussed in Note 2 above, in August 2016, the Company reached a definitive agreement with Xuecheng Energy to reduce its ownership in the ZZ Joint Venture to approximately 9%. The definitive agreement took full effect in October 2016, when the government approved our transfer. The ZZ Joint Venture will be deconsolidated during the second quarter of fiscal 2017. The Company reported the operations of the ZZ Joint Venture as discontinued operation on the Company’s consolidated financial statements and classified the related assets and liabilities as assets/liabilities of discontinued operations.

The following table provides the results of operations from discontinued operations, the ZZ Joint Venture, for the three months ended September 30, 2016, and 2015.

	Three Months Ended
	September 30,
	2016	2015

Revenue:
Product sales and other –related parties	$—	3,075
Related party consulting services	168	77

Total revenue from discontinued operation	168	3,152

Net loss from discontinued operations to SES stockholders	(380)	(1,579)
Net comprehensive loss from discontinued operations to SES stockholders	(355)	(2,092)

The carry value of the major categories of assets and liabilities of the ZZ Joint Venture classified as assets/liabilities of discontinued operations on the Company’s balance sheet as of September 30, 2016 and June 30, 2016 were as follows:

	As of September 30, 2016	As of June 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$10	$12
Certificate of deposit- restricted	2,248	2,262
Prepaid expenses and other currents assets	26	329
Inventory	53	79
Total current assets of discontinued operation	2,337	2,682

Property, plant and equipment, net	8,611	8,948
Other long-term assets	1,055	1,032

Total assets of discontinued operations	12,003	12,662

LIABILITIES AND EQUITY
Current liabilities:
Accrued expenses and accounts payable	1,314	1,698
Accrued expenses and accounts payable- related party	4,942	4,853
Line of credit	3,746	3,770
Short-term bank loan	2,995	3,016

Total Current liabilities of discontinued operations	12,997	13,337

The following table provides the major categories of cash flows from discontinued operations, our ZZ Joint Venture, for the three months ended September 30, 2016 and 2015.

	Three Months Ended
	September 30,
	2016	2015

Cash flows from operating activities:
Depreciation	155	166
Amortization	2	2

Cash flows from investing activities:
Capital expenditures	(4)	(9)

There are no significant non cash transactions related to discontinued operations for both the three months ended September 30, 2016 and 2015.

Note 4 – GTI License Agreement

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

Note 5 – Equity

Preferred Stock

At the Annual Meeting of Stockholders of the Company on June 30, 2015, the Company’s stockholders approved an amendment to the Company’s certificate of incorporation to authorize a class of preferred stock, consisting of 20.0 million authorized shares, which may be issued in one or more series, with such rights, preferences, privileges and restrictions as shall be fixed by the Company’s board of directors. No shares of preferred stock have been issued or outstanding since approved by the stockholders.

Stock-Based Compensation

As of September 30, 2016, the Company has outstanding stock option and restricted stock awards granted under the Company’s 2015 Long Term Incentive Plan (the “2015 Incentive Plan”) and Amended and Restated 2005 Incentive Plan (the “2005 Incentive Plan”), under which the Company’s stockholders have authorized a total of 21.0 million shares of common stock for awards under the 2015 and 2005 Incentive Plan. The 2005 Incentive Plan expired as of November 7, 2015 and no future awards will be made thereunder. As of September 30, 2016, there were approximately 7.3 million shares authorized for future issuance pursuant to the 2015 Incentive Plan. Under the 2015 Incentive Plan, the Company may grant incentive and non-qualified stock options, stock appreciation rights, restricted stock units and other stock-based awards to officers, directors, employees and non-employees. Stock option awards generally vest ratably over a one to four year period and expire ten years after the date of grant.

Restricted stock activity during the three months ended September 30, 2016 was as follows:

Restricted stock outstanding

Outstanding at June 30, 2016	275,096
Granted	—
Vested	(20,089)
Forfeited	—
Outstanding at September 30, 2016	255,007

Stock option activity during the three months ended September 30, 2016 was as follows:

Shares of Common Stock Underlying
Stock Options

Outstanding at June 30, 2016	10,215,447
Granted	—
Exercised	(40,000)
Forfeited	—
Outstanding at September 30, 2016	10,175,447
Exercisable at September 30, 2016	9,431,510

Stock warrants activity during the three months ended September 30, 2016 were as follows:

Shares of Common Stock Underlying
Warrants

Outstanding at June 30, 2016	9,914,832
Granted	—
Exercised	—
Forfeited	—
Outstanding at September 30, 2016	9,914,832
Exercisable at September 30, 2016	9,539,832

The Company recognizes the stock-based expense related to the 2005 and 2015 Incentive Plan awards and warrants over the requisite service period. The following table presents stock based compensation expense attributable to stock option awards issued under the 2005 and 2015 Incentive Plan and attributable to warrants issued to investors and consulting firms as compensation (in thousands):

	Three Months Ended
	September 30,
	2016	2015

2005 and 2015 Incentive Plans	$199	$172
Warrants	58	959
Total stock-based expense	$257	$1,131

Note 6 – Net Loss Per Share

Historical net loss per share of common stock is computed using the weighted average number of shares of common stock outstanding. Basic loss per share, for both continuing and discontinuing operations, excludes dilution and is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Stock options, warrants and unvested restricted stock are the only potential dilutive share equivalents the Company had outstanding for the periods presented. For the three months ended September 30, 2016 and 2015, options and warrants to purchase common stock excluded from the computation of diluted earnings per share, for both continuing and discontinuing operations, as their effect would have been anti-dilutive as the Company incurred net losses during those periods, amounted to 20.3 million and 17. 9 million, respectively.

Note 7 – Risks and Uncertainties

As of September 30, 2016, we had $11.1 million in cash and cash equivalents. We currently plan to use our available cash for: (i) commercializing our technology and securing orders and associated tasks with developing our business with a prime focus on the markets of syngas for direct replacement of natural gas, syngas for producing substitute natural gas and power; (ii) securing new partners for our technology business; (iii) technology product advancement for power applications and industrial syngas; (iv) general and administrative expenses; and (v) working capital and other general corporate purposes.

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

We own a 25% interest in the Yima Joint Ventures, however, as discussed in Note 2, we account for our investment at cost.  While the Yima Joint Ventures commenced initial production in December 2012, the Yima Joint Ventures completed the required performance testing of the plants and received its Performance Test Certificate in March 2016 due to on-going modifications and construction delays.  The formal acceptance of the test results was an important step for the plant.  In June 2016, the local environmental bureau requested that the plant halt operations due to certain issues identified by the bureau.  The Yima Joint Ventures have been working with the bureau to resolve the issues, complete its internal restructuring, and recommence operations during November 2016.  The Yima Joint Ventures have also commenced an organizational restructuring to better streamline operations and allow the Yima Joint Ventures to obtain permanent safety and environmental permits. In July 2016 the Yima Joint Ventures obtained its own business license. Prior to this point the Yima Joint Ventures operated under a business license from its parent company.   The Yima Joint Ventures are experiencing certain liquidity concerns related to a series of third party notes which are due prior to December 31, 2016 and are currently in discussions with the lenders to seek extensions, refinancing or other alternative arrangements to avoid default.   The Company can make no assurances that the plants will recommence operations as expected, that they will be able to successfully complete the organizational restructuring required to obtain the permanent safety and environmental permits for the plants or that they will be able to resolve its liquidity concerns. We continue to monitor the Yima Joint Ventures and could take an additional impairment in the future if operating conditions do not meet our current expectations, or if the liquidity situation worsens.

The Company is subject to concentration of credit risk with respect to our cash and cash equivalents, which it attempts to minimize by maintaining cash and cash equivalents with major high credit quality financial institutions. At times, the Company’s cash balances in a particular financial institution exceed limits that are insured by the U.S. Federal Deposit Insurance Corporation or equivalent agencies in foreign countries and jurisdictions such as Hong Kong. As of September 30, 2016 the Company had $11.0 million in cash and cash equivalents (of which $10.6 million is located in the United States), and $2.3 million in a restricted certificate of deposit in Chinese based bank accounts as part of our assets of discontinued operations. While the Company is generally able to pay intercompany obligations from these bank accounts, there are more stringent requirements on the distribution of earnings.

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

The following table presents statements of continuing operations data and assets by segment (in thousands):

	Three Months Ended
	September 30,
	2016	2015
Revenue:
SES China	$—	$—
Technology licensing and related services	—	247
Corporate & other	—	—
Total revenue	$—	$247

Depreciation and amortization:
SES China	$—	$6
Technology licensing and related services	39	51
Corporate & other	—	—
Total depreciation and amortization	$39	$57

Operating loss:
SES China	$(486)	$(571)
Technology licensing and related services	(649)	(244)
Corporate & other	(1,493)	(2,268)
Total operating loss	$(2,628)	$(3,083)

	As of September 30, 2016	As of June 30, 2016
Assets:
SES China	$36,423	$37,188
Technology licensing and related services	830	892
Corporate & other	14,819	17,101
Total assets	$52,072	$55,181

Note 9 — Commitments and Contingencies

Litigation

The Company is currently not a party to any legal proceedings.

Operating leases

In February 2016, the Company extended its corporate office lease term for an additional 18 months ending December 31, 2017 with rental payments of approximately $12,000 per month (monthly rent changes depending on actual utility usage each month).

Governmental and Environmental Regulation

The Company’s operations are subject to stringent federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Numerous governmental agencies, such as the U.S. Environmental Protection Agency, and various Chinese authorities, issue regulations to implement and enforce such laws, which often require difficult and costly compliance measures that carry substantial administrative, civil and criminal penalties or may result in injunctive relief for failure to comply. These laws and regulations may require the acquisition of a permit before operations at a facility commence, restrict the types, quantities and concentrations of various substances that can be released into the environment in connection with such activities, limit or prohibit construction activities on certain lands lying within wilderness, wetlands, ecologically sensitive and other protected areas, and impose substantial liabilities for pollution resulting from our operations. The Company believes that it is in substantial compliance with current applicable environmental laws and regulations and it has not experienced any material adverse effect from non-compliance with these environmental requirements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this quarterly report. Some of the information contained in this discussion and analysis or set forth elsewhere in this quarterly report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended June 30, 2016 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. All statements other than statements of historical fact are forward-looking statements and are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected. Among those risks, trends and uncertainties are the ability of our project with Yima to produce earnings and pay dividends; our ability to develop and expand business of the TSEC joint venture in the joint venture territory; our ability to successfully partner our technology business; our ability to develop our power business unit and marketing arrangement with GE and our other business verticals, including DRI steel, through our marketing arrangement with Midrex Technologies, and renewables; our ability to successfully develop the SES licensing business; the ability of the ZZ Joint Venture to retire existing facilities and equipment and build another SGT facility; the ability of Batchfire management to successfully grow and develop Callide operations; the economic conditions of countries where we are operating; events or circumstances which result in an impairment of our assets; our ability to reduce operating costs; our ability to make distributions and repatriate earnings from our Chinese operations; our ability to successfully commercialize our technology at a larger scale and higher pressures; commodity prices, including in particular natural gas, crude oil, methanol and power, the availability and terms of financing; our ability to obtain the necessary approvals and permits for future projects, our ability to raise additional capital, if any, our ability to estimate the sufficiency of existing capital resources; the sufficiency of internal controls and procedures; and our results of operations in countries outside of the U.S., where we are continuing to pursue and develop projects. Although we believes that in making such forward-looking statements our expectations are based upon reasonable assumptions, such statements may be influenced by factors that could cause actual outcomes and results to be materially different from those projected by us. We cannot assure you that the assumptions upon which these statements are based will prove to be correct.

When used in this Form 10-Q, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons, including those discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2016, as well as in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Form 10-Q.

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

Our technology economically extracts carbon and hydrogen from all types of coal, coal wastes, renewable forms of biomass and municipal wastes in an environmentally friendly manner. The carbon and hydrogen are extracted by reacting the coal with oxygen, steam and utilize these energy building blocks to form syngas. Syngas can be used as a substitute for natural gas in many industries such as energy, steel, aluminum, ceramics, glass and others that combust natural gas to produce heat. In addition, syngas can be readily converted into a wide range of energy and chemical products. These products include, but are not limited to, the following:

•	industrial fuel gas,
•	hydrogen and its derivatives,
•	electricity,
•	substitute natural gas (“SNG”),
•	transportation fuels such as gasoline, diesel and jet fuel,
•	chemicals such as methanol, olefins, and glycols,
•	fertilizers like ammonia and urea, and
•	steel and direct reduction of iron (“DRI”),

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

As discussed in “-Current Operations and Projects” below, in August 2016, the Company announced that the Company and Shandong Hai Hua Xuecheng Energy Co., Ltd. (“Xuecheng Energy’) have entered into a Definitive Agreement to restructure the ZZ Joint Venture. The agreement took full effect when the registration with the government was completed on October 31, 2016. During the second quarter of fiscal 2017, the Company will deconsolidate the ZZ Joint Venture and will account for our investment under the cost method. For purposes of these financial statements, the Company has classified all operations related to the ZZ Joint Venture as discontinued operations and have classified all assets and liabilities related to the ZZ Joint Venture as assets/liabilities of discontinued operations. Prior period results have been adjusted to reflect the current presentation.

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

To date our operations have focused on China which has seen dramatic growth over the past few years. Over the past two years we have successfully increased our installed base of gasifier systems from five to twelve, all of which are located in China. While we have seen a recent slowing in the Chinese economy, we expect China will continue provide a strong market for our technology as they continue to seek to become a dominant global economic player.

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

We believe that this is a critical time in shaping the future of our company. We have spent a number of years commercializing our technology and our ZZ and Yima joint ventures combined with the latest licensed projects under our Tianwo-SES joint venture have provided the demonstration of our technical capabilities at commercial scale. Building on the results from these projects we believe we will achieve increasingly more efficient and reliable project operations which in turn will lead to better financial returns both to our shareholders and our joint venture partners. We believe the AFE and Batchfire projects are examples of the type of potential projects that we will pursue in the future as we seek to globalize our Company’s operations.

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

Results of Operations

Three Months Ended September 30, 2016 (“Current Quarter”) Compared to the Three Months Ended September 30, 2015 (“Comparable Quarter”)

Unless noted below the results of operations are comparing Current Quarter results of operations with the Comparable Quarter results from continuing operations.

Revenue. There were no revenues for the Current Quarter. During the Comparable Quarter total revenues were $0.2 million, which resulted from engineering feasibility studies and coal testing services for two customers.

Costs of sales and plant operating expenses. There were no costs of sales during the Current Quarter. In the Comparable Quarter cost of sales totaled $0.2 million, which related to the costs incurred for coal testing and engineering studies for two customers.

General and administrative expenses. General and administrative expenses was $2.3 million in the Current Quarter compared with $2.0 million for the Comparable Quarter. The $0.3 million increase is due primarily to the engineering expenses and consulting fees incurred related to our engineering feasibility studies and technology development.

Stock-based expense. Stock-based expense decreased by $0.8 million to $0.3 million for the Current Quarter, compared to $1.1 million for the Comparable Quarter. This decrease is due primarily to the modification and replacement of warrants in the prior year.

Depreciation and amortization. Depreciation and amortization expense for continuing operation was $39,000 for the Current Quarter compared with $57,000 for the Comparable Quarter, which primarily related to the amortization of our exclusive worldwide GTI license fee.

Foreign currency loss. Foreign currency loss for continuing operation was $26,000 for the Current Quarter compared with a loss of $0.1 million for the Comparable Quarter. The $26,000 foreign currency loss for the Current Quarter primarily resulted from the 0.7% depreciation of the yuan relative to the U.S. Dollar from June to September 2016 as compared to a depreciation of the yuan relative to the U.S. Dollar of 4.0% during the comparable period.

Loss from discontinued operations. Loss from discontinued operations related to our ZZ Joint Venture was $0.4 million for the Current Quarter compared with $1.6 million for the Comparable Quarter. The decrease in loss was due primarily to the shutdown of the ZZ Joint Venture plant in October 2015.

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

On May 13, 2016, we entered into an At The Market Offering Agreement (the “Offering Agreement”) with T.R. Winston & Company (“T.R. Winston”) to sell, from time to time, shares of our common stock having an aggregate sales price of up to $20.0 million through an “at the marketing offering” program under which T.R. Winston would act as sales agent, which we refer to as the ATM Offering. The shares that may be sold under the Offering Agreement, if any, would be issued and sold pursuant to the Company’s $75.0 million universal shelf registration statement on Form S-3 that was declared effective by the Securities and Exchange Commission on April 21, 2016. Through November 11, 2016, we have not sold any shares of our common stock in the ATM Offering. We have no obligation to sell any of our common stock under the Offering Agreement.

In June 2015, we entered into an SPA with Rui Feng, whereby Rui Feng was to acquire a controlling interest in SESI, a wholly owned subsidiary of which we owns our interest in the ZZ Joint Venture.  Under the terms of the SPA, SESI will sell an approximately 61% equity interest to Rui Feng in exchange for $10 million.  Rui Feng’s second installment payment was due in December 2015 and the third installment was due on or before May 1, 2016. Neither of these installment payments have been made. It is not certain when or if Rui Feng will make any additional required installment payments under the SPA. Because Rui Feng has not made additional installment payments, they have not acquired additional ownership interest in the ZZ Joint Venture. As a result of our agreement with Xuecheng Energy discussed above, we do not anticipate additional installment payments from Rui Feng

As of September 30, 2016, we had $11.0 million in cash and cash equivalents and $9.7 million of working capital. Excluding our ZZ joint venture, we had approximately $11.0 million in cash and cash equivalents and $10.7 million of working capital. The following summarizes the sources and uses of cash during the Current Quarter:

•	Operating Activities: During the Current Quarter, we used $2.8 million in cash for operating activities compared to $1.9 million during the Comparable Quarter. These funds were utilized to fund the ongoing operations of the ZZ Joint Venture, develop our technical licensing and related services and our general and administrative expenses.

•	Investing Activities: During the Current Quarter, we used $4,000 in investing activities for capital expenditures as compared to $9,000 during the Comparable Quarter.

•	Financing Activities: For the Current Quarter, we had a net source of cash of approximately $26,000 as compared to a net source of cash of $1.3 million in the Comparable Quarter. During the Current Quarter, we received proceeds of approximately $26,000 from the exercise of stock options. During the Comparable Quarter, we received proceeds of $1.0 million from the exercise of stock warrants from a warrant holder and $0.3 million from the exercise of stock options.

We currently plan to use our available cash for: (i) expanding our technology and securing orders and associated tasks with developing our business with a prime focus on the markets of syngas for direct replacement of natural gas, syngas for producing substitute natural gas and power; (ii) securing new partners for our technology business; (iii) technology product advancement for power applications and industrial syngas; (iv) general and administrative expenses; and (v) working capital and other general corporate purposes.

Current Operations and Projects

Synthesis Energy Systems (Zao Zhuang) New Gas Company Ltd. (“ZZ Joint Venture”)

In July 2006, we entered into a cooperative joint venture contract with Xuecheng Energy which established the ZZ Joint Venture, a joint venture company that has the primary purposes of:

•	developing, constructing and operating a syngas production plant utilizing SGT in Zao Zhuang City, Shandong Province, China and

•	producing and selling syngas and the various byproducts of the plant.

We initially owned 97.6% of the ZZ Joint Venture and Xuecheng Energy owned the remaining 2.4%. In June 2015, we entered into a Share Purchase and Investment Agreement (the “SPA”) with Rui Feng Enterprises Limited (“Rui Feng”), whereby Rui Feng will acquire a controlling interest in Synthesis Energy Systems Investments Inc. (“SESI”), and a wholly owned subsidiary, which owns our interest in the ZZ Joint Venture.  Under the terms of the SPA, SESI originally agreed to sell an approximately 61% equity interest to Rui Feng in exchange for $10 million.  This amount was to be paid in four installments through December 2016, with the first installment of approximately $1.6 million paid on June 26, 2015.

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

Because Rui Feng has not made additional installment payments, as of September 30, 2016, we owned approximately 88.1% of the ZZ Joint Venture as of September 30, 2016.

ZZ Joint Venture Debt Agreements

In October 2014, the ZZ Joint Venture entered into a working capital loan agreement (the “ZZ Working Capital Loan”) with Zaozhuang Bank Co., Ltd. (“ZZ Bank”), and received approximately $3.3 million of loan proceeds, with a maturity of September 23, 2015. In September 2015, the Company refinanced the ZZ Working Capital Loan through August 2016 for approximately $3.0 million. This amount was refinanced again in August 2016 through November 2016.

In October 2014, the ZZ Joint Venture entered two lines of credit with the ZZ Bank for a total of $3.3 million (collectively, the “ZZ Line of Credit Agreement”). In April 2015, the Company repaid the ZZ Line of Credit Agreement and renewed the agreement for $3.3 million under the same terms for an additional six months. In November 2015, the Company repaid $3.3 million of the ZZ Line of Credit Agreement, and refinanced the ZZ Line of Credit Agreement with the ZZ Bank for $3.7 million which matures in November 2016.

Agreement with Xuecheng Energy

In August 2016, we announced that we and Xuecheng Energy have entered into a definitive agreement to restructure the ZZ Joint Venture. Additionally, to dovetail with the Chinese government’s widespread initiative to move industry into larger scale, commercial and environmentally beneficial industrial parks, the partners intend to evaluate a new ZZ syngas facility in the Zouwu Industrial Park in Shandong Province. We will retain an approximate nine percent ownership in the ZZ Joint Venture asset, and Xuecheng Energy has agreed to assume all outstanding liabilities of the ZZ Joint Venture, including payables related to the Cooperation Agreement with Xuecheng Energy signed in 2013. The definitive agreement took full effect when the registration with the government was completed on October 31, 2016. With the closure of this transaction, SES does not anticipate any future liabilities related to the ZZ Joint Venture. During the second quarter of fiscal 2017 we will deconsolidate the ZZ Joint Venture and will account for our investment under the cost method. For purposes of these financial statements, the Company has classified all operations related to the ZZ Joint Venture as discontinued operations and have classified all assets and liabilities related to the ZZ Joint Venture as assets/liabilities of discontinued operations. Prior period results have been adjusted to reflect the current presentation.

In October 2016, together with Xuecheng Energy, we signed a cooperation agreement and the local government of Xuecheng District, ZaoZhuang City, Shandong Province signed a Moving Project Cooperative Agreement to relocate the ZZ Joint Venture to a new industrial zone for the Xuecheng District of ZaoZhuang. The intent of the agreement is for the project to be expanded and repurposed to produce 283 million Nm3 of syngas per year using three SGT systems.

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

In June 2016, the local environmental bureau requested that the plant temporarily halt operations to address certain issues identified by the environmental bureau. After the plant shut down operations, the Yima plant experienced an accident during maintenance activities that were unrelated to the gasification units. The Yima Joint Ventures have been working with both the environmental and safety bureaus and is anticipated to return to operations in November 2016.

In 2009, the project was approved as three separate joint ventures. The approval for the original joint ventures was for the production of methanol protein, and methanol by-product. This has impacted the ability of the plant to sell pure methanol on the open market and has been an impediment to receive the permanent safety operating permit.

To resolve these issues, during the quarter ended June 30, 2016, the Yima Joint Ventures commenced an organizational restructuring to better streamline the operations of the Joint Ventures. This restructuring effort was a multi-step process, including first obtaining the operating license to sell methanol by combining the three joint ventures into a single operating entity, and finally obtaining the permanent safety and environmental permits. The Yima Joint Ventures received the operating permit in July 2016, and have made continued progress in completing the remaining items.

The Yima Joint Ventures also are experiencing certain liquidity concerns with a series of third party bank notes due prior to the end of December 2016. Yima, the 75% shareholder of the Yima Joint Ventures, has been routinely providing liquidity to the Yima Joint Ventures in the form of shareholder loans and during the first quarter Yima successfully refinanced, for one full year through October 2017, certain amounts which were to become due in October 2016. The Yima Joint Ventures are currently in discussion with the impacted third party lenders to seek additional extensions, refinancing or other alternative arrangements to avoid a default by the Yima Joint Ventures. While we believe Yima will continue to provide additional liquidity to the Yima Joint Ventures until the project is operating and producing income, we can make no assurances that Yima will continue to do this or on the outcome of the above mentioned negotiations.

Because of the situations detailed above, our management evaluated the current conditions of the Yima Joint Ventures to determine whether an other than temporary decrease in value had occurred for the year ended June 30, 2016. Management determined that the decrease in value due to the shutdown and liquidity situation were other than temporary in nature and therefore management conducted an impairment analysis utilizing a discounted cash flow fair market valuation with the assistance of a third party valuation expert. In this valuation, significant unobservable inputs were used to calculate the fair value of the investment. The valuation led to the conclusion that the investment in the Yima Joint Ventures was impaired as of June 30, 2016, and accordingly, we recorded an $8.6 million impairment for the fiscal year ended June 30, 2016. Management determined that there was not an other than temporary impairment of value of our Yima investment during the quarter ended September 30, 2016. The carrying value of our Yima investment was approximately $26.2 million as of both September 30, 2016 and June 30, 2016. We continue to monitor the Yima Joint Ventures and could take an additional impairment in the future if operating conditions do not meet our current expectations, or if the liquidity situation worsens.

Tianwo-SES Clean Energy Technologies Limited (the “Tianwo-SES Joint Venture”)

Joint Venture Contract

In February 2014, SES Asia Technologies Limited, one of our wholly owned subsidiaries, entered into a Joint Venture Contract (the “JV Contract”) with Zhangjiagang Chemical Machinery Co., Ltd., which subsequently changed its legal name to Suzhou Thvow Technology Co. Ltd. (“STT”), to form the Tianwo-SES Joint Venture. The purpose of the Tianwo-SES Joint Venture is to establish the Company’s gasification technology as the leading gasification technology in the Tianwo-SES Joint Venture territory (which is China, Indonesia, the Philippines, Vietnam, Mongolia and Malaysia) by becoming a leading provider of proprietary equipment and engineering services for the technology. The scope of the Tianwo-SES Joint Venture is to market and license our gasification technology via project sublicenses; procurement and sale of proprietary equipment and services; coal testing; and engineering, procurement and research and development related to the technology. STT contributed 53.8 million yuan in April 2014 and was required to contribute an additional 46.2 million yuan within two years of such date for a total contribution of 100 million yuan (approximately $15.0 million) in cash to the Tianwo-SES Joint Venture, and owns 65% of the Tianwo-SES Joint Venture.

We have contributed certain exclusive technology sub-licensing rights into the Tianwo-SES Joint Venture for the territory pursuant to the terms of a Technology Usage and Contribution Agreement (the “TUCA”) entered into among the Tianwo-SES Joint Venture, STT and us on the same date and further described in more detail below. We own 35% of the Tianwo-SES Joint Venture. Under the JV Contract, neither party may transfer their interests in the Tianwo-SES Joint Venture without first offering such interests to the other party.

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

TUCA

Pursuant to the TUCA, we have contributed to the Tianwo-SES Joint Venture certain exclusive rights to our gasification technology in the Tianwo-SES Joint Venture territory, including the right to: (i) grant site specific project sub-licenses to third parties; (ii) use our marks for proprietary equipment and services; (iii) engineer and/or design processes that utilize our technology or our other intellectual property; (iv) provide engineering and design services for joint venture projects and (v) take over the development of projects in the Tianwo-SES Joint Venture territory that have previously been developed by us and our affiliates.

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

The Tianwo-SES Joint Venture is required to establish an Intellectual Property Committee, with two representatives from the Tianwo-SES Joint Venture and two from SES. This Committee shall review all improvements and protection measures and recommend actions to be taken by the Tianwo-SES Joint Venture in furtherance thereof. Notwithstanding this, each party is entitled to take actions on its own to protect intellectual property rights. As of September 30, 2016 that committee was yet to be formed.

Any breach of or default under the TUCA which is not cured on notice entitles the non-breaching party to terminate. The Tianwo-SES Joint Venture indemnifies us for misuse of our technology or infringement of our technology upon rights of any third party.

Current relationship with STT

The second capital contribution from STT of 46.2 million yuan (approximately $6.9 million) was not paid in April 2016 as required by our initial JV Contract and currently remains outstanding. We notified STT in writing to determine the status of the payment, and other contractual breaches related to the TUCA, and the JV Contract, and have continued to follow up on this issue. Should the payment or the other breaches of the TUCA not be cured, we will consider any and all legal actions to resolve these issues.

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

In July 2016, CESI’s executive management changed related to a restructuring agreement and the entrance of a new shareholders. We have been in contact with the new management team and we have been told that CESI will evaluate the economics of the projects discussed above and will make its decision to continue in the projects based upon their views of the projects’ economics. If CESI were to not continue to participate in these projects, it could cause delays as we seek replacement partners and alternative funding sources. We can provide no assurances as to the level of involvement which CESI will have in the projects in the future but we believe that we will be able to find a replacement partner should CESI decide to not participate.

Dongying Projects

In May 2016, we announced the first of our projects on the platform discussed above. The project will use SGT to produce lower-cost hydrogen in the Lijin County Binhai New District industrial park in Dongying, Shandong Province. The build-out consists of three projects completed in phases with an estimated preliminary total investment to be approximately 2 billion yuan ($299.5 million). In June 2016, we signed an investment and cooperation agreement with Shandong Dongying Hekou District Government. The project will use SGT to produce lower-cost hydrogen needed for clean fuels production by refineries at the Hekou Blue Economy Industrial Park Project in Dongying City, Shandong Province. The build-out consists of multiple phases with an estimated preliminary total investment to be approximately 550 million yuan ($82.4 million).

Australian Future Energy Pty Ltd ("AFE”) & Batchfire Resources Pty Ltd ("Batchfire”)

In May 2015, we established AFE together with Australian company Ambre Investments PTY Limited (“Ambre”). AFE is a development stage Australian company which is seeking to deploy SGT into projects in Australia where AFE or its affiliates would own equity and to secure ownership positions in low quality, low cost, coal resources such as unmarketable coal generally produced from coal mining operations in order to secure a long-term source of feedstock for the projects that would utilize SGT.

In forming AFE, we contributed conditional exclusive access to SGT limited to Australia through a master technology agreement in return for an ownership interest in AFE. In addition, we contributed certain early stage engineering support for AFE’s business development through an engineering consulting agreement while Ambre contributed cash for the early stage business development. In connection with this agreement, in fiscal year 2016, we recognized approximately $0.2 million in Related party consulting services. At September 30, 2016, we owned approximately 37% of AFE. Because of the early stage business development expenses incurred by AFE, the carrying value of AFE was zero as of both September 30, 2016 and June 30, 2016.

Because of its early stage business development efforts associated with the Callide coal mine in Central Queensland, Australia, AFE created Batchfire. Batchfire was a spin-off company which was distributed to the shareholders of AFE in December 2015. Batchfire is registered in Australia and was formed for the purpose of purchasing the Callide thermal coal mine from Anglo-American plc (“Anglo-American”). On October 31, 2016, Batchfire announced that it had completed its acquisition of the Callide thermal coal mine from Anglo American. The Callide mine is a mature and significantly sized coal producer with substantial recoverable thermal coal reserves. After the transaction on October 31, 2016 the Company owns an approximately 11% interest in Batchfire. Because of the nature of our contribution, our carrying value of Batchfire was zero as of both September 30, 2016 and June 30, 2016.

Batchfire intends to operate the Callide mine and implement its planned improvements to increase output from the mine and lower the mining costs. AFE is currently evaluating project opportunities that would use SGT and utilize the unmarketable coal from the Callide mine to responsibly manufacture energy or chemical products.

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

Foreign currency risk

We conduct operations in China and our functional currency in China is the Chinese Renminbi Yuan (“RMB”). Our consolidated financial statements are expressed in U.S. Dollars ("USD") and will be negatively affected if foreign currencies, such as the RMB, depreciate relative to the USD. For example, there has recently been intense pressure on the RMB due to the devaluation by China’s central bank. We cannot predict at this time when prices will stabilize or recover.

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

Historically, the majority of our revenues are derived from the sale of methanol in China. We do not have long term off take agreements for these sales, so revenues fluctuate based on local market spot prices, which have been under significant pressure, and we are unsure of how much longer this will continue. Our liquidity and capital resources may be materially adversely affected if markets remain under pressure, and we are unable to obtain satisfactory prices for these commodities or if prospective buyers do not purchase these commodities.

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

Based on our evaluation under the COSO Framework, our management concluded that our internal control over financial reporting was not effective as of June 30, 2016, as a result of the identification of material weakness described below.

Internal control over the valuation of cost method investments- We did not maintain effective internal controls over the preparation and review of the impairment evaluation of our cost method investments. Specifically, we did not effectively operate controls over management’s review of the impairment assessment, including its review of certain elements related to the valuation of our cost based investments. This material weakness resulted in errors that, if not corrected, would have resulted in a material misstatement of the amount of our impairment of our cost method investments.

In light of the material weakness described above, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2016.

Management has taken immediate steps to address and improve our controls over our internal controls over the valuation of cost method investments and a remediation plan has been put into place.  We have developed an implementation plan for the new processes and controls to remediate the material weakness identified.  While we had the necessary controls as of September 30, 2016, we will not be able to conclude the material weakness has been remediated until we are able to test its operational effectiveness as we must maintain such effectiveness over multiple quarters to ensure full remediation.  We expect to test the controls and conclude as to whether the material weakness has been remediated during the third quarter of fiscal year 2017.

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

Changes in Internal Control Over Financial Reporting

Outside of the remediation efforts discussed above, there have been no changes in our internal control over financial reporting during the three months ended September 30, 2016 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There are numerous factors that affect our business and results of operations, many of which are beyond our control. In addition to information set forth in this quarterly report, you should carefully read and consider "Item 1A. Risk Factors" in Part I and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of our annual report on Form 10-K for the year ended June 30, 2016, which contains descriptions of significant risks that might cause our actual results of operations in future periods to differ materially from those currently anticipated or expected. Except as discussed below, there have been no material changes from the risks previously disclosed in our annual report on Form 10-K for the year ended June 30, 2016.

We will require substantial additional funding, and our failure to raise additional capital necessary to support and expand our operations could reduce our ability to compete and could harm our business.

As of September 30, 2016, we had $11.0 million in cash and cash equivalents. We currently plan to use our available cash for (i) expanding our technology and securing orders and associated tasks with developing our business with a prime focus on the markets of syngas for direct replacement of natural gas, syngas for producing substitute natural gas and power; (ii) securing new partners for our technology business; (iii) technology product advancement for power applications and industrial syngas; (iv) general and administrative expenses; and (v) working capital and other general corporate purposes.

We do not currently have all of the financial resources to fully develop and execute on all of our other business opportunities; however, we intend to finance our development through paid services, technology access fees, and equity financings and by securing financial and strategic partners focused on development of these opportunities. We can make no assurances that our business operations will provide us with sufficient cash flows to continue our operations. We will need to raise additional capital through equity and debt financing for any new ventures that are developed, to support our existing projects and possible expansions thereof and for our corporate general and administrative expenses. Uncertainty in the Chinese economy, including as related to the devaluation of the yuan, will have a significant impact on the ability of our partners to provide financing in China. We may consider a full range of financing options in order to create the most value in the context of the increasing interest we are witnessing in our proprietary technology.

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

During the fiscal year of 2015 and 2016, there was a significant decline in methanol prices in the China commodity market, which put significant pressure on our ZZ Joint Venture plant methanol production margins leading to a $20.9 million impairment of that asset during the fiscal year ended June 30, 2015. Management evaluated the need to take an impairment of the ZZ Joint Venture plant as of June 30, 2016 and deemed no impairment was required. The net book value of the ZZ Joint Venture plant was approximately $8.4 million as of September 30, 2016 and is included as part of our assets of discontinued operations.

Because of the current operating and liquidity concerns ongoing at the Yima Joint Ventures, our management evaluated its investment in the Yima Joint Ventures to determine whether an other than temporary decrease in value had occurred for the year ended June 30, 2016. Management determined that the decrease in value due to the shutdown and liquidity situation are other than temporary in nature and therefore management conducted an impairment analysis utilizing a discounted cash flow fair market valuation with the assistance of a third party valuation expert. In this valuation, significant unobservable inputs were used to calculate the fair value of the investment. The valuation led to the conclusion that the investment in the Yima Joint Ventures was impaired as of June 30, 2016 and accordingly we recorded an $8.6 million impairment for the fiscal year ended June 30, 2016. The carrying value of our Yima investment was approximately $26.2 million as of both September 30, 2016 and June 30, 2016. We continue to monitor the Yima Joint Ventures and could take an additional impairment in the future if operating conditions do not meet our current expectations, or if the liquidity situation worsens.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Number	Description of Exhibits

10.1+	Amendment to Consulting Agreement between the Company and Robert Rigdon dated October 2, 2016 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 5, 2016).
10.2+	Employment Letter between the Company and Scott Davis dated October 14, 2016 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 19, 2016).
10.3+	Consulting Agreement between the Company and Roger Ondreko dated October 14, 2016 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 19, 2016).
31.1*	Certification of Chief Executive Officer of Synthesis Energy Systems, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer of Synthesis Energy Systems, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer of Synthesis Energy Systems, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2*	Certification of Chief Financial Officer of Synthesis Energy Systems, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

_____________________________

+	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	In accordance with Rule 406T of Regulation S-T, the XBRL information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNTHESIS ENERGY SYSTEMS, INC.

Date: November 14, 2016	By:	/s/ DeLome Fair
DeLome Fair President and Chief Executive Officer

Date: November 14, 2016	By:	/s/ Scott Davis
Scott Davis Chief Accounting Officer, Principal Financial Officer and Corporate Secretary