Form 10-Q
period 2016-12-31
SYNTHESIS ENERGY SYSTEMS INC
filed 2017-02-14
CIK 1375063

`

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: __________ to: __________

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

Yes ☐ No ☒

As of January 31, 2017 there were 87,064,174 shares of the registrant’s common stock, par value $.01 per share, outstanding.

PART I

Item 1. Financial Statements

SYNTHESIS ENERGY SYSTEMS, INC.

Consolidated Balance Sheets

(In thousands, except per share amount)

	December 31, 2016	June 30, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,276	$13,807
Accounts receivable, net	27	27
Prepaid expenses and other currents assets	827	828
Inventory	41	43
Assets of discontinued operations	—	12,662

Total current assets	10,171	27,367

Property, plant and equipment, net	33	54
Intangible asset, net	911	898
Investment in joint ventures	26,200	26,201
Other long-term assets	41	661

Total assets	$37,356	$55,181

LIABILITIES AND EQUITY
Current liabilities:
Accrued expenses and accounts payable	$1,990	$1,655
Liabilities of discontinued operations	—	13,337

Total current liabilities	1,990	14,992

Commitment and contingencies (Note 9)

Shareholders’ equity:
Preferred stock, $0.01 par value- 20,000 shares authorized – no shares issued and outstanding	—	—
Common stock, $0.01 par value: 200,000 shares authorized: 87,064 and 86,984 shares issued and outstanding, respectively	870	870
Additional paid-in capital	261,984	261,225
Accumulated deficit	(230,454)	(226,938)
Accumulated other comprehensive income	4,086	6,586
Total shareholder’s equity	36,486	41,743
Noncontrolling interests in subsidiaries	(1,120)	(1,554)

Total equity	35,366	40,189

Total liabilities and equity	$37,356	$55,181

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015

Revenue:
Technology licensing and related services	$5	$53	$5	$300
Total revenue	5	53	5	300

Costs and Expenses:
Costs of sales and plant operating	2	35	2	212
General and administrative expenses	2,436	1,883	4,768	3,848
Stock-based expense	476	1,160	733	2,291
Depreciation and amortization	9	51	48	108

Total costs and expenses	2,923	3,129	5,551	6,459

Operating loss	(2,918)	(3,076)	(5,546)	(6,159)

Non-operating (income)/expense:
Foreign currency losses, net	114	63	140	182
Interest income	(3)	(6)	(8)	(16)

Loss from continuing operations	(3,029)	(3,133)	(5,678)	(6,325)
Income/(loss) from discontinued operations	2,318	(951)	1,929	(2,535)

Net Loss	(711)	(4,084)	(3,749)	(8,860)
Less: net loss attributable to noncontrolling interests	(142)	(158)	(233)	(352)

Net loss attributable to SES stockholders	$(569)	$(3,926)	$(3,516)	$(8,508)

Net income/(loss) attributable to SES stockholders:
From continuing operations	(2,887)	(2,977)	(5,454)	(5,980)
From discontinued operations	2,318	(949)	1,938	(2,528)

Net loss attributable to SES stockholders	$(569)	$(3,926)	$(3,516)	$(8,508)

Net income/(loss) per share (Basic and diluted):
From continuing operations	(0.03)	(0.03)	(0.06)	(0.07)
From discontinued operations	0.02	(0.01)	0.02	(0.03)

Net loss attributable to SES stockholders	$(0.01)	$(0.04)	$(0.04)	$(0.10)

Weighted average common shares outstanding:
Basic and diluted	87,044	86,891	87,016	86,619

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.

Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Net loss, as reported	$(711)	$(4,084)	$(3,749)	$(8,860)
Currency translation adjustment	(266)	(314)	(178)	(934)
Currency translation adjustment from deconsolidation	(2,451)	—	(2,486)	—
Comprehensive loss	(3,428)	(4,398)	(6,413)	(9,794)
Less:
Comprehensive loss attributable to noncontrolling interests	(145)	(172)	(228)	(383)
Comprehensive loss attributable to deconsolidation	670	—	661	—
Comprehensive loss attributable to the Company	$(3,953)	$(4,226)	$(6,846)	$(9,411)

See accompanying notes to the consolidated financial statements

SYNTHESIS ENERGY SYSTEMS, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended December 31,
	2016	2015

Cash flows from operating activities:
Net loss	$(3,749)	$(8,860)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based expense	733	2,291
Depreciation and amortization	48	440
Net gain on discontinued operations	(1,929)	—
Changes in operating assets and liabilities:
Accounts receivable	—	659
Prepaid expenses and other current assets	(14)	(860)
Inventory	—	(552)
Other long-term assets	(17)	279
Accrued expenses and payables	392	1,677
Net cash used in operating activities	(4,536)	(4,926)
Cash flows from investing activities:
Certificate of deposit- restricted	—	(771)
Capital expenditures	(5)	(15)
Cash transferred in connection with deconsolidation	(12)	—
Equity investment in joint ventures	—	(1)
Net cash used in investing activities	(17)	(787)
Cash flows from financing activities:
Payments on revolving line of credit	—	(3,143)
Proceeds from revolving line of credit	—	3,913
Proceeds from exercise of stock options	26	280
Proceeds from issuance of common stock, net	—	1,000
Net cash provided by financing activities	26	2,050
Net decrease in cash and cash equivalents	(4,527)	(3,663)

Cash and cash equivalents, beginning of period	13,807	22,217
Effect of exchange rates on cash	(4)	(108)
Cash and cash equivalents, end of period	$9,276	$18,446

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.

Consolidated Statement of Equity

(In thousands)

(Unaudited)

	Common Stock				Accumulated Other	Non-
	Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Comprehensive Income	controlling Interest	Total
Balance at June 30, 2015	85,476	$855	$256,643	$(203,866)	$6,179	$(1,038)	$58,773
Net loss	—	—	—	(8,508)	—	(352)	(8,860)
Currency translation adjustment	—	—	—	—	(903)	(31)	(934)
Net proceeds from issuance of common stock	1,000	10	990	—	—	—	1,000
Exercise of stock options	372	4	276	—	—	—	280
Stock-based compensation expense	47	—	2,291	—	—	—	2,291
Balance at December 31, 2015	86,895	$869	$260,200	$(212,374)	$5,276	$(1,421)	$52,550

Balance at June 30, 2016	86,984	$870	$261,225	$(226,938)	$6,586	$(1,554)	$40,189
Net loss	—	—	—	(3,516)	—	(233)	(3,749)
Currency translation adjustment from continued operations	—	—	—	—	(177)	(1)	(178)
Reversal of cumulative translation adjustment due to deconsolidation of ZZ Joint Venture	—	—	—	—	(2,323)	(163)	(2,486)
Reversal of non-controlling interest due to deconsolidation of ZZ Joint Venture	—	—	—	—	—	831	831
Exercise of stock options	40	—	733	—	—	—	733
Stock-based expense	40	—	26	—	—	—	26
Balance at December 31, 2016	87,064	$870	$261,984	$(230,454)	$4,086	$(1,120)	$35,366

See accompanying notes to the consolidated financial statements.

Note 1 — Summary of Significant Accounting Policies

(a) Organization and description of business

Synthesis Energy Systems, Inc. (“SES”), together with its wholly-owned and majority-owned controlled subsidiaries (collectively, the “Company”) is a global clean energy and gasification technology company that provides proprietary gasification technology systems and solutions to the energy and chemical industries. Our gasification technology is a flexible, efficient and economic technology for the production of synthesis gas, or syngas, a mixture of primarily hydrogen, carbon monoxide and methane. Syngas is a clean and versatile source of energy. Our technology is uniquely capable of manufacturing clean syngas from a wide variety of energy resources including most all existing forms of coal, biomass, municipal wastes and refuse derived fuels and petroleum coke. In doing so, our technology produces syngas which allows us to unlock the energy from these resources and transform the syngas into electric power as well as a natural gas substitute. Furthermore, our syngas can be used to produce a variety of chemical products, fertilizers and transportation fuels. Our proprietary fluidized bed technology is built on decades of research, development, demonstration and commercialization. At the present time, we have commercialized twelve gasification units. The Company’s headquarters is located in Houston, Texas and it has an additional administrative location for Chinese operations in Shanghai, China.

(b) Liquidity

As of December 31, 2016, we had $9.3 million in cash and cash equivalents. The current balance of cash on hand is not expected to be sufficient to cover our obligations over the next twelve months based on current operating expenditure rates. We have plans in anticipation of our current liquidity situation which may include: the issuance of additional equity through our ATM program or other market raises or strategic investments, the issuance of debt or the sale of certain investments or other assets. If we cannot accomplish these tasks on commercially reasonable terms, we will pursue an aggressive reduction in operating expenses. We believe with one, or a combination of these approaches, we will be able to meet our needs as they occur.

(c) Basis of presentation and principles of consolidation

The consolidated financial statements for the periods presented are unaudited. Operating results for the three and six month period ended December 31, 2016 are not necessarily indicative of results to be expected for the fiscal year ending June 30, 2017.

The consolidated financial statements are in U.S. dollars. Non-controlling interests in consolidated subsidiaries in the consolidated balance sheets represents minority stockholders’ proportionate share of the equity in such subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto reported in the Company’s Annual Report on Form 10-K for the year ended June 30, 2016 and the Company’s Current Report on Form 8-K filed on November 28, 2016. Significant accounting policies that are new or updated from those presented in the Company’s Annual Report on Form 10-K for the year ended June 30, 2016 are included below. The consolidated financial statements have been prepared in accordance with the rules of the United States Securities and Exchange Commission (“SEC”) for interim financial statements and do not include all annual disclosures required by generally accepted accounting principles in the United States.

As noted in Note 2-Current Projects, in August 2016, the Company announced that it and Shandong Hai Hua Xuecheng Energy (“Xuecheng Energy”) entered into a Definitive Agreement to restructure the ZZ Joint Venture. The agreement took full effect when the registration with the government was completed on October 31, 2016. During the second quarter of fiscal 2017, the Company deconsolidated the ZZ Joint Venture and began accounting for our investment in the ZZ Joint Venture under the cost method. For purposes of these financials, the Company has classified all operations related to the ZZ Joint Venture as discontinued operations for all periods presented and have classified all assets and liabilities for prior periods related to the ZZ Joint Venture as assets/liabilities of discontinued operations.

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

The Company determined that the ZZ Joint Venture was a VIE and determined that the Company was the primary beneficiary. In making the initial determination, the Company considered, among other items, the change in profit distribution between the Company and Xuejiao (as defined in Note 2-Current Projects) after 20 years. The expected negative variability in the fair value of the ZZ Joint Venture’s net assets was considered to be greater during the first 20 years of the ZZ Joint Venture’s life, which coincided with our original 95% profit/loss allocation, versus the latter 30 years in which the Company’s profit/loss allocation would be reduced to 10%. As the result of an amendment to the ZZ Joint Venture agreement in 2010, the profit distribution percentages remained in place after the first 20 years of the project, providing further support to the determination that the Company was the primary beneficiary.

As noted in Note 2, in August 2016, the Company announced that it and Shandong Hai Hua Xuecheng Energy (“Xuecheng Energy”) entered into a Definitive Agreement to restructure the ZZ Joint Venture. The agreement took full effect when the registration with the government was completed on October 31, 2016. During the second quarter of fiscal 2017, the Company deconsolidated the ZZ Joint Venture and began accounting for our investment in the ZZ Joint Venture under the cost method.

The Company has determined that the Yima Joint Ventures are VIEs and that Yima, the joint venture partner, is the primary beneficiary since Yima has a 75% ownership interest in the Yima Joint Ventures and has the power to direct the activities of the VIE that most significantly influence the VIE’s performance. The carrying value of our investment in the Yima Joint Ventures at both December 31, 2016 and June 30, 2016 was approximately $26.2 million.

The Company has determined that the Tianwo-SES Joint Venture (as defined in Note 2 Current Projects) is a VIE and that STT, the joint venture partner, is the primary beneficiary since SST has a 65% ownership interest in the Tianwo-SES Joint Venture and has the power to direct the activities of the Tianwo-SES Joint Venture that most significantly influence its performance. Because of losses sustained by the Tianwo-SES Joint Venture, the carrying value of this joint venture is zero at both December 31, 2016 and June 30, 2016.

(e) Investment in joint ventures

We have equity investments in various privately held entities. We account for these investments either under the equity method or cost method of accounting depending on our ownership interest and the level of our influence in each joint venture. Investments accounted for under the equity method are recorded based upon the amount of our investment and adjusted each period for our share of the investee's income or loss. Investments are reviewed for changes in circumstance or the occurrence of events that suggest an other than temporary event where our investment may not be recoverable.

(f) Revenue Recognition

Revenue from sales of products, which has included the capacity fee and energy fee earned at the ZZ Joint Venture plant includes sale of methanol under the ZZ Cooperation Agreement, and sales of equipment are recognized when the following elements are satisfied: (i) there are no uncertainties regarding customer acceptance; (ii) there is persuasive evidence that an agreement exists; (iii) delivery has occurred; (iv) the sales price is fixed or determinable; and (v) collectability is reasonably assured. The Company records revenue net of any applicable value-added taxes and any applicable guarantees.

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

(g) Fair value measurements

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

The Company’s financial assets and liabilities are classified based on the lowest level of input that is significant for the fair value measurement. The following table summarizes the assets of the Company measured at fair value on a recurring basis as of December 31, 2016 and June 30, 2016 (in thousands):

	December 31, 2016
	Level 1		Level 2		Level 3	Total
Assets:
Certificates of Deposit	$—		$50	(1)	$—	$50
Money Market Funds	8,112	(3)	—		—	8,112

	June 30, 2016
	Level 1		Level 2		Level 3	Total
Assets:
Certificates of Deposit	$—		$50	(1)	$—	$50
Certificates of Deposit- Restricted	—		2,262	(2)	—	2,262
Money Market Funds	12,654	(3)	—		—	12,654

(1)	Amount included in current assets on the Company’s consolidated balance sheets.
(2)	Amount included in assets of discontinued operations on the Company’s consolidated balance sheets.
(3)	Amount included in cash and cash equivalents on the Company’s consolidated balance sheets.

The carrying values of the certificates of deposit and money market funds approximate fair value, which was estimated using quoted market prices for those or similar investments. The carrying value of the Company’s other financial instruments, including accounts receivable, accounts payable and short-term debt approximate their fair values due to the short maturities on those instruments.

(h) Recently Issued Accounting Standards

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

In August 2016, the FASB issued ASU No. 2016-15, which provides additional clarity on the classification of specific events on the statement of cash flows. These events include: debt prepayment and extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from settlement of insurance claims, distributions received from equity method investees, and beneficial interests in securitization transactions. The update is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods, with early application permitted. We are evaluating what impact, if any, the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures.

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

Because Rui Feng has not made additional installment payments, we owned approximately 88.1% of the ZZ Joint Venture prior to the deconsolidation of the ZZ Joint Venture discussed below.

Agreement with Xuecheng Energy

In August 2016, we announced that we and Xuecheng Energy had entered into a definitive agreement to restructure the ZZ Joint Venture. Additionally, to dovetail with the Chinese government’s widespread initiative to move industry into larger scale, commercial and environmentally beneficial industrial parks, the partners intend to evaluate a new ZZ syngas facility in the Zouwu Industrial Park in Shandong Province. We will retain an approximate nine percent ownership in the ZZ Joint Venture asset, and Xuecheng Energy has agreed to assume all outstanding liabilities of the ZZ Joint Venture, including payables related to the Cooperation Agreement with Xuecheng Energy signed in 2013. The definitive agreement took full effect when the registration with the government was completed on October 31, 2016. With the closure of this transaction, SES does not anticipate any future liabilities related to the ZZ Joint Venture. During the second quarter of fiscal 2017 we deconsolidated the ZZ Joint Venture and began accounting for our investment under the cost method.

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

Yima Joint Ventures

In August 2009, we entered into amended joint venture contracts with the Yima Coal Industry Group Company, Ltd. (“Yima”), replacing the prior joint venture contracts entered into in October 2008 and April 2009. The joint ventures were formed for each of the gasification, methanol/methanol protein production, and utility island components of the plant (collectively the “Yima Joint Ventures”). The amended joint venture contracts provide that:

•	we and Yima contribute equity of 25% and 75%, respectively, to the Yima Joint Ventures;

•	Yima is obligated to provide debt financing via shareholder loans to the project until the project is able to secure third-party debt financing; and

•	Yima will supply coal to the project at a preferential price.

We own a 25% interest in each joint venture and Yima owns a 75% interest. Notwithstanding this, in connection with an expansion of the project, we have the option to contribute a greater percentage of capital for the expansion, such that as a result, we could expand through contributions, at our election, up to a 49% ownership interest in the Yima Joint Ventures.

The remaining capital for the project construction has been funded with project debt obtained by the Yima Joint Ventures. Yima agreed to guarantee the project debt in order to secure debt financing from domestic Chinese banking sources. We have agreed to pledge to Yima our ownership interests in the joint ventures as security for our obligations under any project guarantee. In the event that the necessary additional debt financing is not obtained, Yima has agreed to provide a loan to the joint ventures to satisfy the remaining capital needs of the project with terms comparable to current market rates at the time of the loan.

Under the terms of the joint venture agreements, the Yima Joint Ventures are to be governed by a board of directors consisting of eight directors, two of whom were appointed by us and six of whom were appointed by Yima. The joint ventures also have officers that are nominated by us, Yima and/or the board of directors pursuant to the terms of the joint venture contracts. We and Yima shall share the profits, and bear the risks and losses, of the joint ventures in proportion to our respective ownership interests. The term of the joint venture shall commence upon each joint venture company obtaining its business operating license and shall end 30 years after the business license issue date, which occurred in July 2016.

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

As a result of the issues noted above, Yima’s parent company, Henan Energy Chemistry Group Company (“Henan Energy”) restructured the management of the Yima Joint Ventures under the direction of the Henan Coal Gasification Company (“Henan Gasification”), which is an affiliated company reporting directly to Henan Energy. Henan Gasification currently has full authority of day to day operational and personnel decisions at the Yima Joint Venture. The ownership of the Yima Joint Ventures is unchanged.

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

Current Yima Plant Operating Description

Despite initiating methanol production in December 2012, the Yima Joint Ventures’ plant continued its construction through the beginning of 2016. In March 2016, the Yima Joint Ventures completed the required performance testing of the SGT systems and successfully issued its Performance Test Certificate. The plant has recently faced increasing regulatory scrutiny from the environmental and safety bureaus as the plant was not built in full compliance with its original submitted designs.

In June 2016, the local environmental bureau requested that the plant temporarily halt operations to address certain issues identified by the environmental bureau. After the plant shut down operations, the Yima plant experienced an accident during maintenance activities that was unrelated to the gasification units. The Yima Joint Ventures worked closely with both the environmental and safety bureaus and returned to operations in late November 2016.

In 2009, the project was approved as three separate joint ventures. The approval for the original joint ventures was for the production of methanol protein, and methanol by-product. This has impacted the ability of the plant to sell pure methanol on the open market and has been an impediment to receive the permanent safety operating permit.

To resolve these issues, during the quarter ended June 30, 2016, the Yima Joint Ventures commenced an organizational restructuring to better streamline the operations of the Joint Ventures which received the local government’s support. This restructuring effort was a multi-step process which included combining the three joint ventures into a single operating entity and obtaining a business operating license. After completing these steps, the new joint venture would obtain the permanent safety and environmental permits. The Yima Joint Ventures received the business license in July 2016, merged the Yima Joint Ventures into one joint venture in November 2016 and is making continued progress on completing the remaining items.

The Yima Joint Ventures have experienced certain liquidity concerns with a series of third party bank notes due during calendar year 2016. Yima, the 75% shareholder of the Yima Joint Ventures, has been routinely providing liquidity to the Yima Joint Ventures in the form of shareholder loans and in October 2016 Yima successfully refinanced, for one full year through October 2017, certain amounts which were to become due in October 2016. In addition to these refinancings, Yima is in the process of an internal restructuring of its debts and has converted a number of outstanding third party notes into shareholder loans primarily due to Yima and its related parent companies. As of January 31, 2017, the Yima Joint Ventures have approximately $7.2 million of third party debt which is due in the latter half of 2017.

Because of the situations detailed above, our management evaluated the conditions of the Yima Joint Ventures to determine whether an other than temporary decrease in value had occurred for the year ended June 30, 2016. Management determined that the decrease in value due to the operational shutdown and liquidity situation present at the time were other than temporary in nature and therefore management conducted an impairment analysis utilizing a discounted cash flow fair market valuation with the assistance of a third party valuation expert. In this valuation, significant unobservable inputs were used to calculate the fair value of the investment. The valuation led to the conclusion that the investment in the Yima Joint Ventures was impaired as of June 30, 2016, and accordingly, we recorded an $8.6 million impairment for the fiscal year ended June 30, 2016.

With the return to operations and the internal refinancing of certain third party debt, management determined that there was not an other than temporary impairment of value of our Yima investment during the six months ended December 31, 2016. The carrying value of our Yima investment was approximately $26.2 million as of both December 31, 2016 and June 30, 2016. We continue to monitor the Yima Joint Ventures and could take an additional impairment in the future if operating conditions do not meet our current expectations, or if the liquidity situation worsens.

Tianwo-SES Clean Energy Technologies Limited (the “Tianwo-SES Joint Venture”)

Joint Venture Contract

In February 2014, SES Asia Technologies Limited, one of our wholly owned subsidiaries, entered into a Joint Venture Contract (the “JV Contract”) with Zhangjiagang Chemical Machinery Co., Ltd., which subsequently changed its legal name to Suzhou Thvow Technology Co. Ltd. (“STT”), to form the Tianwo-SES Joint Venture. The purpose of the Tianwo-SES Joint Venture is to establish the Company’s gasification technology as the leading gasification technology in the Tianwo-SES Joint Venture territory (which is China, Indonesia, the Philippines, Vietnam, Mongolia and Malaysia) by becoming a leading provider of proprietary equipment and engineering services for the technology. The scope of the Tianwo-SES Joint Venture is to market and license our gasification technology via project sublicenses; procurement and sale of proprietary equipment and services; coal testing; and engineering, procurement and research and development related to the technology. STT contributed 53.8 million yuan in April 2014 and was required to contribute an additional 46.2 million yuan within two years of such date for a total contribution of 100 million yuan (approximately $14.4 million) in cash to the Tianwo-SES Joint Venture, and owns 65% of the Tianwo-SES Joint Venture.

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

The Tianwo-SES Joint Venture is required to establish an Intellectual Property Committee, with two representatives from the Tianwo-SES Joint Venture and two from SES. This Committee shall review all improvements and protection measures and recommend actions to be taken by the Tianwo-SES Joint Venture in furtherance thereof. Notwithstanding this, each party is entitled to take actions on its own to protect intellectual property rights. As of December 31, 2016 that committee was still yet to be formed.

Any breach of or default under the TUCA which is not cured on notice entitles the non-breaching party to terminate. The Tianwo-SES Joint Venture indemnifies us for misuse of our technology or infringement of our technology upon rights of any third party.

Current relationship with STT

The second capital contribution from STT of 46.2 million yuan (approximately $6.7 million) was not paid in April 2016 as required by our initial JV Contract and currently remains outstanding. We notified STT in writing to determine the status of the payment, and other contractual breaches related to the TUCA, and the JV Contract, and have continued to work with our joint venture partner to resolve these issues. Should the payment or the other breaches of the TUCA not be cured, we will consider any and all legal actions to resolve these issues.

Tianwo-SES Joint Venture unaudited financial data

The following table presents summarized financial information for the Tianwo-SES Joint Venture (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
Income Statement data:	2016	2015	2016	2015
Revenue	$23	$6,016	$2,392	$10,114
Operating loss	(1,580)	(817)	(3,138)	(1,368)
Net loss	(1,580)	(817)	(3,138)	(1,368)

Balance sheet data:	As of December 31, 2016	As of June 30, 2016
Current assets	$7,271	$9,856
Noncurrent assets	6,646	7,366
Current liabilities	5,054	4,719
Noncurrent liabilities	—	—
Equity	8,863	12,503

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

As the Company is not required to contribute additional capital, the Company is not recognizing losses in the venture, as this would cause the carrying value to be negative. Had the Company recognized its share of the losses related to the venture, the Company would have recognized losses of approximately $0.6 million and $0.3 million for each of the quarters ended December 31, 2016 and 2015, $1.1 million and $0.5 million for each of the six months ended December 31, 2016 and December 31, 2015, and $2.5 million from inception to date.

CESI-SES Investment Platforms

In March 2016, we entered a strategic Joint Project Development and Investment Agreement with China Environment State Investment Co., Ltd. (“CESI”). CESI is a state-owned enterprise established in Beijing under the China Ministry of Environmental Protection that is charged with, and funded to, develop and invest in the energy conservation and environmental protection industry. We and CESI have agreed to develop, jointly invest, and build a total of no less than 20 projects using our gasification technology over the next five years. Further, we and CESI are targeting to bring a minimum of two projects through development within 12 months. Equity in the projects for investment by us and CESI is expected to be 51% owned by CESI, and 49% by us through our wholly owned Hong Kong subsidiary, SES Clean Energy Investment Holdings Limited. We and CESI have initially identified a pipeline of potential projects.

In July 2016, CESI’s executive management changed after a restructuring agreement and the entrance of a new shareholders. We have been in contact with the new management team and we have been told that CESI will evaluate the economics of the projects discussed above and will make its decision to continue in the projects based upon their views of the projects’ economics. The agreement may be terminated by either party if development work has not been completed on two projects by March 23, 2017. At the present time, no development work has been completed on any projects.

If CESI were to not continue to participate in these projects, it could cause delays as we seek replacement partners and alternative funding sources. Alternatively we may decide to discontinue the Dongying Projects mentioned below. We can provide no assurances as to the level of involvement which CESI will have in the projects in the future, but if we decide to continue the project, we believe that we will be able to find a replacement partner should CESI decide not to participate.

Dongying Projects

In May 2016, we announced the first of our projects on the platform discussed above. The project will use SGT to produce lower-cost hydrogen in the Lijin County Binhai New District industrial park in Dongying, Shandong Province. The build-out consists of three projects completed in phases with an estimated preliminary total investment to be approximately 2 billion yuan ($287.9 million). In June 2016, the Company signed an investment and cooperation agreement with Shandong Dongying Hekou District Government. The project will use SGT to produce lower-cost hydrogen needed for clean fuels production by refineries at the Hekou Blue Economy Industrial Park Project in Dongying City, Shandong Province. The build-out consists of multiple phases with an estimated preliminary total investment to be approximately 550 million yuan ($79.2 million).

At the present time, we have not completed the work necessary to commence these projects and may ultimately be unable to secure the exclusive offtake agreements contemplated in these contracts.

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

In forming AFE, we contributed access to SGT limited to Australia through a master technology agreement in return for an ownership interest in AFE. In addition, we contributed certain early stage engineering support for AFE’s business development through an engineering consulting agreement while Ambre contributed cash for the early stage business development. In connection with this agreement, in fiscal year 2016, we recognized approximately $0.2 million in related party consulting services. At December 31, 2016, we owned approximately 37% of AFE. Because of the early stage business development expenses incurred by AFE, the carrying value of AFE was zero as of both December 31, 2016 and June 30, 2016. Under the equity method of accounting, losses in the venture are not recorded if the losses cause the carrying value to be negative and there is no requirement of the Company to contribute additional capital. Had the Company recognized its share of the losses related to the venture, the Company would have recognized additional losses of approximately $0.3 million from inception to date.

In January 2017, the Company elected to increase its interest in AFE by contributing approximately $0.4 million in additional equity. This additional contribution raised our ownership in AFE to approximately 41%.

Because of its early stage business development efforts associated with the Callide coal mine in Central Queensland, Australia, AFE created Batchfire. Batchfire was a spin-off company which was distributed to the shareholders of AFE in December 2015. Batchfire is registered in Australia and was formed for the purpose of purchasing the Callide thermal coal mine from Anglo-American plc (“Anglo-American”). On October 31, 2016, Batchfire announced that it had completed its acquisition of the Callide thermal coal mine from Anglo American. The Callide mine is a mature and significantly sized coal producer with substantial recoverable thermal coal reserves. After the transaction on October 31, 2016, which included the infusion of additional capital by certain shareholders, the Company owns an approximately 11% interest in Batchfire. Because of the nature of our contribution in AFE, the carrying value of our investment in Batchfire was zero as of December 31, 2016 and June 30, 2016.

Batchfire intends to operate the Callide mine and implement its planned improvements to increase output from the mine and lower the mining costs. AFE is currently evaluating project opportunities that would use SGT and utilize the unmarketable coal from the Callide mine to responsibly manufacture energy or chemical products.

Note 3- Discontinued operations and deconsolidation of ZZ Joint Venture

As discussed in Note 2 above, in August 2016, the Company reached a definitive agreement with Xuecheng Energy to reduce its ownership in the ZZ Joint Venture to approximately 9%. The definitive agreement took full effect in October 2016, when the government approved our transfer. The ZZ Joint Venture was deconsolidated during the quarter ended December 31, 2016.

Discontinued Operations

The following table provides the results of operations from discontinued operations, the ZZ Joint Venture, for the three months and six months ended December 31, 2016, and 2015 (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
Revenue:	2016	2015	2016	2015
Product sales and other –related parties	$—	$651	$—	$3,726
Technology licensing and related services	—	114	168	191

Total revenue from discontinued operations	$—	$765	$168	$3,917

Net income/(loss) attributable to SES Stockholders:
From discontinued operations	$—	$(949)	$(380)	$(2,528)
From Gain on deconsolidation	2,318	—	2,318	—

Total Net income/(loss) from discontinued operations	$2,318	$(949)	$1,938	$(2,528)

The carrying value of the major categories of assets and liabilities of the ZZ Joint Venture classified as assets/liabilities of discontinued operations on the Company’s balance sheet as of June 30, 2016 were as follows (in thousands):

As of June 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$12
Certificate of deposit- restricted	2,262
Prepaid expenses and other currents assets	329
Inventory	79
Total current assets of discontinued operations	2,682

Property, plant and equipment, net	8,948
Other long-term assets	1,032

Total assets of discontinued operations	$12,662

LIABILITIES AND EQUITY
Current liabilities:
Accrued expenses and accounts payable	$1,698
Accrued expenses and accounts payable- related party	4,853
Line of credit	3,770
Short-term bank loan	3,016

Total liabilities of discontinued operations	$13,337

The following table provides the major categories of cash flows from discontinued operations, our ZZ Joint Venture, for the six months ended December 31, 2016 and 2015 (in thousands):

	Six Months Ended December 31,
	2016	2015
Cash flow from operating activities	$—	$(994)
Cash flow from investing activities	(16)	(784)
Cash flow from financing activities	—	770

The depreciation and amortization from discontinued operations was $157,000 for the six months ended December 31, 2016 and is included in the net gain from discontinued operations. The depreciation and amortization for the six months ended December 31, 2015 was $332,000.

Deconsolidation of ZZ Joint Venture

The following table provides the details of net gain recognized from the deconsolidation of ZZ Joint Venture during the three and six months ended December 31, 2016 (in thousands):

Liabilities relieved from deconsolidation	$14,348
Cumulative foreign currency translation adjustment	2,486
Non-controlling interest-Xuecheng Energy	(831)
Assets transferred to Xuecheng Energy	(11,961)
Net gain of ZZ Joint Venture deconsolidation	4,042

Write-off of intercompany assets related to ZZ Joint Venture	(1,724)

Net gain from the deconsolidation	$2,318

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

Stock-Based Compensation

As of December 31, 2016, the Company has outstanding stock option and restricted stock awards granted under the Company’s 2015 Long Term Incentive Plan (the “2015 Incentive Plan”) and Amended and Restated 2005 Incentive Plan (the “2005 Incentive Plan”), under which the Company’s stockholders have authorized a total of 21.0 million shares of common stock for awards under the 2015 and 2005 Incentive Plan. The 2005 Incentive Plan expired as of November 7, 2015 and no future awards will be made thereunder. As of December 31, 2016, there were approximately 7.0 million shares authorized for future issuance pursuant to the 2015 Incentive Plan. Under the 2015 Incentive Plan, the Company may grant incentive and non-qualified stock options, stock appreciation rights, restricted stock units and other stock-based awards to officers, directors, employees and non-employees. Stock option awards generally vest ratably over a one to four year period and expire ten years after the date of grant.

Restricted stock activity during the six months ended December 31, 2016 was as follows:

Restricted stock outstanding

Outstanding at June 30, 2016	275,096
Granted	71,891
Vested	(40,178)
Forfeited	—
Outstanding at December 31, 2016	306,809

Stock option activity during the six months ended December 31, 2016 was as follows:

Shares of Common Stock Underlying Stock Options

Outstanding at June 30, 2016	10,215,447
Granted	282,971
Exercised	(40,000)
Forfeited	(62,500)
Outstanding at December 31, 2016	10,395,918
Exercisable at December 31, 2016	9,681,697

The fair values of the stock options issued during the six months ended December 31, 2016 was estimated at the date of grant using Black-Scholes-Morton model with the following weighted-average assumptions:

Risk-free rate of return	2.07%
Expected life of award (in years)	5.0
Expected dividend yield	0.00%
Expected volatility of stock	83%
Weighted-average grant date fair value	$0.59

On October 28, 2016, the Company issued an anniversary warrant to Market Development Consulting Group, Inc. (“MDC”), the Company’s investor relations advisor, to acquire 400,000 shares of the Company’s common stock at an exercise price of $0.95 per share according to the term of the consulting agreement, as amended on October 28, 2016, between the Company and MDC. The fair value of this anniversary warrant was estimated to be approximately $0.3 million.

Stock warrants activity during the six months ended December 31, 2016 were as follows:

Shares of Common Stock Underlying Warrants

Outstanding at June 30, 2016	9,914,832
Granted	400,000
Exercised	—
Forfeited	—
Outstanding at December 31, 2016	10,314.832
Exercisable at December 31, 2016	10,314,832

The fair values of the warrant issued during the six months ended December 31, 2016 was estimated at the date of grant using Black-Scholes-Morton model with the following weighted-average assumptions:

Risk-free rate of return	1.86%
Expected life of award (in years)	10
Expected dividend yield	0.00%
Expected volatility of stock	99%
Weighted-average grant date fair value	$0.85

The Company recognizes the stock-based expense related to the 2005 and 2015 Incentive Plan awards and warrants over the requisite service period. The following table presents stock based compensation expense attributable to stock option awards issued under the 2005 and 2015 Incentive Plan and attributable to warrants issued to investors and consulting firms as compensation (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015

2005 and 2015 Incentive Plans	$79	$135	$279	$308
Warrants	397	1,025	454	1,983
Total stock-based compensation expense	$476	$1,160	$733	$2,291

Note 6 – Net Loss Per Share

Historical net loss per share of common stock is computed using the weighted average number of shares of common stock outstanding. Basic loss per share, for both continuing and discontinuing operations, excludes dilution and is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Stock options, warrants and unvested restricted stock are the only potential dilutive share equivalents the Company had outstanding for the periods presented. Options and warrants to purchase common stock were excluded from the computation of diluted earnings per share, for both continuing and discontinuing operations, as their effect would have been anti-dilutive as the Company incurred net losses during those periods, amounted to 21.0 million for the three and six months ended December 31, 2016 and 18.8 million for the three and six months ended December 31, 2015.

Note 7 – Risks and Uncertainties

As of December 31, 2016, we had $9.3 million in cash and cash equivalents. We currently plan to use our available cash for: (i) commercializing our technology and securing orders and associated tasks with developing our business with a prime focus on the markets of syngas for direct replacement of natural gas, syngas for producing substitute natural gas and power; (ii) securing new partners for our technology business; (iii) technology product advancement for power applications and industrial syngas; (iv) general and administrative expenses; and (v) working capital and other general corporate purposes.

The current balance of cash on hand is not expected to be sufficient to cover our obligations over the next twelve months based on current operating expenditure rates. We have plans in anticipation of our current liquidity situation which may include: the issuance of additional equity through our ATM program or other market raises or strategic investments, the issuance of debt, or the sale of certain investments or other assets. If we cannot accomplish these tasks on commercially reasonable terms, we will pursue an aggressive reduction in operating expenses. We believe with one, or a combination of these approaches, we will be able to meet our needs as they occur.

In addition, the Company may need to raise additional capital through equity and debt financing for any new ventures that are developed, to support its existing projects and possible expansions thereof and for its corporate general and administrative expenses. The Company is considering a full range of financing options in order to create the most value in the context of the increasing interest the Company is witnessing in its proprietary technology. The Company cannot provide any assurance that any financing will be available to it in the future on acceptable terms or at all. Any such financing could be dilutive to its existing stockholders. If the Company cannot raise required funds on acceptable terms, it may not be able to, among other things, (i) maintain its general and administrative expenses at current levels including retention of key personnel and consultants; (ii) successfully develop its licensing and related service businesses; (iii) negotiate and enter into new gasification plant development contracts and licensing agreements; (iv) make additional capital contributions to its joint ventures; (v) fund certain obligations as they become due; or (vi) respond to competitive pressures or unanticipated capital requirements. In addition the Company may elect to sell certain of its investments as a source of cash to develop additional projects or for its general corporate purposes.

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

We own a 25% interest in the Yima Joint Ventures, however, as discussed in Note 2, we account for our investment at cost.  While the Yima Joint Ventures commenced initial production in December 2012, the Yima Joint Ventures completed the required performance testing of the plants and received its Performance Test Certificate in March 2016 due to on-going modifications and construction delays.  The formal acceptance of the test results was an important step for the plant.  In June 2016, the local environmental bureau requested that the plant halt operations due to certain issues identified by the bureau.  The Yima Joint Ventures worked closely with the bureau to resolve the issues, completed its internal restructuring, and recommenced operations in November 2016.  The Yima Joint Ventures have also commenced an organizational restructuring to better streamline operations and allow the Yima Joint Ventures to obtain permanent safety and environmental permits. In July 2016 the Yima Joint Ventures obtained its own business license. Prior to this point the Yima Joint Ventures operated under a business license from its parent company.   The Yima Joint Ventures have experienced certain liquidity concerns with a series of third party bank notes due during calendar year 2016. Yima, the 75% shareholder of the Yima Joint Ventures, has been routinely providing liquidity to the Yima Joint Ventures in the form of shareholder loans and in October 2016 Yima successfully refinanced, for one full year through October 2017, certain amounts which were to become due in October 2016. In addition to these refinancings, Yima has begun a process of an internal restructuring of its debts and has converted a number of outstanding third party notes into shareholder loans primarily due to Yima and its related parent companies. As of December 31, 2016, the Yima Joint Ventures presently had $7.2 million of third party debt the majority of which is due in the latter half of 2017 and 2018. We continue to monitor the Yima Joint Ventures and could record an additional impairment in the future if operating conditions do not meet our current expectations, or if the liquidity situation worsens.

The Company is subject to concentration of credit risk with respect to our cash and cash equivalents, which it attempts to minimize by maintaining cash and cash equivalents with major high credit quality financial institutions. At times, the Company’s cash balances in a particular financial institution exceed limits that are insured by the U.S. Federal Deposit Insurance Corporation or equivalent agencies in foreign countries and jurisdictions such as Hong Kong. As of December 31, 2016 the Company had $9.3 million in cash and cash equivalents (of which $8.9 million is located in the United States).

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

The following table presents statements of continuing operations data and assets by segment (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Revenue:
SES China	$—	$—	$—	$—
Technology licensing and related services	5	53	5	300
Corporate & other	—	—	—	—
Total revenue	$5	$53	$5	$300

Depreciation and amortization:
SES China	$3	$—	$4	$3
Technology licensing and related services	—	51	44	102
Corporate & other	6	—	—	3
Total depreciation and amortization	$9	$51	$48	$108

Operating income (loss):
SES China	$(467)	$(532)	$(857)	$(1,103)
Technology licensing and related services	(701)	(312)	(1,396)	(556)
Corporate & other	(1,750)	(2,232)	(3,293)	(4,500)
Total operating loss	$(2,918)	$(3,076)	$(5,546)	$(6,159)

	As of December 31, 2016	As of June 30, 2016
Assets:
SES China	$26,773	$40,233
Technology licensing and related services	857	892
Corporate & other	9,726	14,056
Total assets	$37,356	$55,181

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

Business Overview

We are a global clean energy company that develops, builds and owns clean energy projects and we own proprietary gasification technology which we utilize to provide technology licenses and proprietary equipment to customers in the energy and chemical industries. Our Synthesis Energy Systems Gasification Technology (“SGT”) is a flexible, efficient and economic technology for the production of synthesis gas, or syngas, a mixture of primarily hydrogen, carbon monoxide and methane. Syngas is a versatile source of clean energy that can be used to create a variety of valuable products. Through our unique SGT, we offer an attractive economic alternative to expensive natural gas, imported LNG and crude oil for manufacturing many of the world’s energy and chemical products. We can do this because our technology is uniquely capable of manufacturing clean syngas from a wide variety of energy resources including most all existing forms of coal, biomass, municipal wastes and refuse derived fuels and petroleum coke. Our syngas can be efficiently converted into a wide variety of energy and chemical products such as industrial fuel gas, substitute natural gas, electricity, hydrogen, ammonia and methanol. Therefore, using our clean syngas enables a valuable alternative in many parts of the world where natural gas, LNG and crude oil are expensive or unavailable. Our SGT is built on decades of research, development, demonstration and we have deployed SGT in several commercial operating plants in China. At the present time, our technology is, or has been, operating commercially on twelve gasification systems in five plant facilities.

Our business strategy has focused upon generating growth and financial results from: i) forming value accretive partnerships with low cost equity and debt financing capabilities which we use to build joint market segment and regional business platforms for developing, investing into, owning and monetizing clean energy projects from our existing Chinese technology and gasification facilities joint ventures, ii) licensing our gasification technology and selling our proprietary equipment and services and iii) our existing Chinese technology and gasification facilities joint ventures. With these strategy components, we focus on leveraging our technology’s capability to create value.

In implementing our strategy, as we have shown with our investment in Australia, we intend to diversify our geographic concentration from China by growing markets outside China where our unique technology capabilities can create value.

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

Our technology economically extracts carbon and hydrogen from all types of coal, coal wastes, renewable forms of biomass and municipal wastes in an environmentally friendly manner. The carbon and hydrogen are extracted by reacting the coal with oxygen, steam and utilize these energy building blocks to form syngas. Syngas can be used as a substitute for natural gas in many industries such as energy, steel, aluminum, ceramics, glass and others that combust natural gas to produce heat. In addition, syngas can be readily converted into a wide range of energy and chemical products. These products include, but are not limited to, the following:

•	industrial fuel gas,
•	hydrogen and its derivatives,
•	electricity,
•	substitute natural gas (“SNG”),
•	transportation fuels such as gasoline, diesel and jet fuel,
•	chemicals such as methanol, olefins, and glycols,
•	fertilizers like ammonia and urea, and
•	steel and direct reduction of iron (“DRI”).

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

As discussed in “Current Operations and Projects” below, in August 2016, the Company announced that the Company and Shandong Hai Hua Xuecheng Energy Co., Ltd. (“Xuecheng Energy’) have entered into a Definitive Agreement to restructure the ZZ Joint Venture. The agreement took full effect when the registration with the government was completed on October 31, 2016. During the second quarter of fiscal 2017, the Company deconsolidated the ZZ Joint Venture and began accounting for our investment under the cost method. For purposes of these financial statements, we have classified all operations related to the ZZ Joint Venture as discontinued operations and have classified all assets and liabilities related to the ZZ Joint Venture as assets/liabilities of discontinued operations. Prior period results have been adjusted to reflect the current presentation.

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

To date our operations have focused on China which has seen dramatic growth over the past few years. Over the past two years we have successfully increased our installed base of gasifier systems from five to twelve, all of which are located in China. While we have seen a recent slowing in the Chinese economy, we expect China will continue to provide a strong market and proving ground for our technology. At the present time, we are attempting to limit further cash expenditures in the Chinese market.

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

We view the technology license, engineering and equipment business as the main driver to creating short-term revenue and cash generation. As we successfully generate orders, and build our global presence, we believe we will have opportunities to strengthen our equity positions through global project investment partnerships and platforms. We believe the largest long-term contributor to earnings from our business strategy will be through our global project investment partnerships and platforms. While this element of our strategy is more capital intensive, through partnering we intend to manage and minimize our equity requirements, achieve project financing debt support and minimize risk through the formation of joint business enterprises which we call platforms. These project investment platforms are intended to develop multiple projects, raise low cost capital and debt, and build projects using SGT. We typically work with partners who have aligned business interest with us related to value creation and who bring financial capabilities, such as debt guarantees and equity financing as well as local project implementation and operating expertise. The current global economic environment does provide a number of risks to our business. Our ability to access both debt and equity funding, at commercially reasonable returns, will be critical to achieving growth in the project investment side of our business.

We believe that this is a critical time in shaping the future of our company. We have spent a number of years commercializing our technology and our ZZ and Yima joint ventures combined with the latest licensed projects under our Tianwo-SES joint venture have provided the demonstration of our technical capabilities at commercial scale. Building on the results from these projects we believe we will achieve increasingly more reliable global opportunities which in turn will lead to better financial returns both to our shareholders and our joint venture partners. We believe the AFE and Batchfire projects are examples of the type of potential projects that we will pursue in the future as we seek to globalize our operations.

As of December 31, 2016, we had $9.3 million in cash and cash equivalents. We currently plan to use our available cash for: (i) commercializing our technology and securing orders and associated tasks with developing our business with a prime focus on the markets of syngas for direct replacement of natural gas, syngas for producing substitute natural gas and power; (ii) securing new partners for our technology business; (iii) technology product advancement for power applications and industrial syngas; (iv) general and administrative expenses; and (v) working capital and other general corporate purposes.

The current balance of cash on hand is not expected to be sufficient to cover our obligations over the next twelve months based on current operating expenditure rates. We have plans in anticipation of our current liquidity situation which may include: the issuance of additional equity through our ATM program or other market raises or strategic investments, the issuance of debt or the sale of certain investments or other assets. If we cannot accomplish these tasks on commercially reasonable terms, we will pursue an aggressive reduction in operating expenses. We believe with one, or a combination of these approaches, we will be able to meet our needs as they occur.

In addition, we may need to raise additional capital through equity and debt financing for any new ventures that are developed, to support its existing projects and possible expansions thereof and for its corporate general and administrative expenses. We are considering a full range of financing options in order to create the most value in the context of the increasing interest we are witnessing in its proprietary technology. We cannot provide any assurance that any financing will be available to it in the future on acceptable terms or at all. Any such financing could be dilutive to its existing stockholders. If we cannot raise required funds on acceptable terms, it may not be able to, among other things, (i) maintain its general and administrative expenses at current levels including retention of key personnel and consultants; (ii) successfully develop its licensing and related service businesses; (iii) negotiate and enter into new gasification plant development contracts and licensing agreements; (iv) make additional capital contributions to its joint ventures; (v) fund certain obligations as they become due; or (vi) respond to competitive pressures or unanticipated capital requirements. In addition we may elect to sell certain of its investments as a source of cash to develop additional projects or for its general corporate purposes.

In addition, we do not currently have all of the financial and human resources necessary to fully develop and execute on all of our business opportunities; however, we intend to finance our development through paid services, technology access fees, equity and debt financings, earnings from operations and by securing financial and strategic partners focused on the development of these opportunities. We can make no assurances that our business operations will provide us with sufficient cash flows to continue our operations. We are also seeking to raise capital through our strategic partnering activities. We may need to raise additional capital through equity and debt financing for any new ventures that are developed, to support our existing projects and possible expansions thereof and for our corporate general and administrative expenses. We may consider a full range of financing options in order to create the most value in the context of the increasing interest we are seeing in our technology which could include the cooperation of a large strategic partner. We cannot provide any assurance that any financing will be available to us in the future on acceptable terms or at all. Any such financing could be dilutive to our existing stockholders. If we cannot raise required funds on acceptable terms, we may not be able to, among other things, (i) maintain our general and administrative expenses at current levels including retention of key personnel and consultants; (ii) successfully implement our business strategy; (iii) make additional capital contributions to our joint ventures; (v) fund certain obligations as they become due; (vi) respond to competitive pressures or unanticipated capital requirements; or (vii) repay our indebtedness. In addition, the Company may elect to sell certain of its investments as a source of cash to develop additional projects or for its general corporate purposes.

Results of Operations

Three Months Ended December 31, 2016 (“Current Quarter”) Compared to the Three Months Ended December 31, 2015 (“Comparable Quarter”)

Unless noted below the results of operations are comparing Current Quarter results of continuing operations with the Comparable Quarter results from continuing operations.

Revenue. There were revenues of $5,000 for the Current Quarter. During the Comparable Quarter total revenues were $53,000, which resulted from engineering feasibility studies and coal testing services for a customer.

Costs of sales and plant operating expenses. There were $2,000 costs of sales during the Current Quarter. In the Comparable Quarter cost of sales totaled $35,000, which related to the costs incurred for coal testing and engineering studies for a customer.

General and administrative expenses. General and administrative expenses were $2.4 million in the Current Quarter compared with $1.9 million for the Comparable Quarter. The $0.5 million increase is due primarily to the engineering expenses and consulting fees incurred related to our engineering feasibility studies and technology development.

Stock-based expense. Stock-based expense decreased by $0.7 million to $0.5 million for the Current Quarter, compared to $1.2 million for the Comparable Quarter. This decrease is due primarily to a decrease in the number of stock warrants issued during the Current Quarter as compared with the Comparable Quarter.

Depreciation and amortization. Depreciation and amortization expense for continuing operation was $9,000 for the Current Quarter compared with $51,000 for the Comparable Quarter, which primarily related to the amortization of our exclusive worldwide GTI license fee.

Foreign currency loss. Foreign currency loss for continuing operation was $114,000 for the Current Quarter compared with a loss of $63,000 for the Comparable Quarter. The $114,000 foreign currency loss for the Current Quarter primarily resulted from the 4% depreciation of the yuan relative to the U.S. Dollar during the Current Quarter.

Gain (Loss) from discontinued operations. Gain from discontinued operations related to our ZZ Joint Venture was $2.3 million for the Current Quarter compared with a total loss of $1.0 million for the Comparable Quarter. The gain of $2.3 million was due primarily to the deconsolidation of the ZZ Joint Venture plant in the Current Quarter.

Six Months Ended December 31, 2016 (“Current Period”) Compared to the Six Months Ended December 31, 2016 (“Comparable Period”)

Unless noted below the results of operations are comparing Current Period results of continuing operations with the Comparable Period results from continuing operations.

Revenue. There were revenues of $5,000 for the Current Period. During the Comparable Period total revenues were $0.3 million, which resulted from engineering feasibility studies and coal testing services for two customers.

Costs of sales and plant operating expenses. There were $2,000 costs of sales during the Current Period. In the Comparable Period cost of sales totaled $0.2 million, which related to the costs incurred for coal testing and engineering studies for two customers.

General and administrative expenses. General and administrative expenses were $4.8 million in the Current Period compared with $3.8 million for the Comparable Period. The $1.0 million increase is due primarily to the engineering expenses and consulting fees incurred related to our engineering feasibility studies and technology development.

Stock-based expense. Stock-based expense decreased by $1.6 million to $0.7 million for the Current Period, compared to $2.3 million for the Comparable Period. This decrease is due primarily to fewer stock warrants issued during the Current Period as compared with the Comparative Period and modification and replacement of certain warrants in the Comparable Period.

Depreciation and amortization. Depreciation and amortization expense for continuing operation was $48,000 for the Current Period compared with $0.1 million for the Comparable Period. The decrease is primarily related to the amortization of our exclusive worldwide GTI license fee in the Comparable Period.

Foreign currency loss. Foreign currency loss for continuing operation was $0.1 million for the Current Period compared with a loss of $0.2 million for the Comparable Period. The $0.1 million foreign currency loss for the Current Period primarily resulted from the 5% depreciation of the yuan relative to the U.S. Dollar from June to December 2016 as compared to a depreciation of the yuan relative to the U.S. Dollar of 6% during the Comparable Period.

Gain (Loss) from discontinued operations. The gain from discontinued operations related to our ZZ Joint Venture was $1.9 million for the Current Period compared with a total loss of $2.5 million for the Comparable Period. The gain of $1.9 million was due primarily to the gain of $2.3 million recognized from deconsolidation of the ZZ Joint Venture plant in the Current Quarter, partially offset by $0.4 million operating loss of ZZ Joint Venture during the Current Period.

Liquidity and Capital Resources

As of December 31, 2016, we had $9.3 million in cash and cash equivalents. We currently plan to use our available cash for: (i) commercializing our technology and securing orders and associated tasks with developing our business with a prime focus on the markets of syngas for direct replacement of natural gas, syngas for producing substitute natural gas and power; (ii) securing new partners for our technology business; (iii) technology product advancement for power applications and industrial syngas; (iv) general and administrative expenses; and (v) working capital and other general corporate purposes.

The current balance of cash on hand is not expected to be sufficient to cover our obligations over the next twelve months based on current operating expenditure rates. We have plans in anticipation of our current liquidity situation which may include: the issuance of additional equity through our ATM program or other market raises or strategic investments, the issuance of debt or the sale of certain investments or other assets. If we cannot accomplish these tasks on commercially reasonable terms, we will pursue an aggressive reduction in operating expenses. We believe with one, or a combination of these approaches, we will be able to meet our needs as they occur.

29

In addition, we may need to raise additional capital through equity and debt financing for any new ventures that are developed, to support its existing projects and possible expansions thereof and for its corporate general and administrative expenses. We are considering a full range of financing options in order to create the most value in the context of the increasing interest we are witnessing in its proprietary technology. We cannot provide any assurance that any financing will be available to it in the future on acceptable terms or at all. Any such financing could be dilutive to its existing stockholders. If we cannot raise required funds on acceptable terms, it may not be able to, among other things, (i) maintain its general and administrative expenses at current levels including retention of key personnel and consultants; (ii) successfully develop its licensing and related service businesses; (iii) negotiate and enter into new gasification plant development contracts and licensing agreements; (iv) make additional capital contributions to its joint ventures; (v) fund certain obligations as they become due; or (vi) respond to competitive pressures or unanticipated capital requirements. In addition we may elect to sell certain of its investments as a source of cash to develop additional projects or for its general corporate purposes.

We have financed our operations to date through private placements and public offerings of our common stock and previously through lines of credit and working capital loans in our ZZ Joint Venture. We currently do not have all of the financial resources necessary to fully develop and execute on all of our business opportunities and may seek to raise additional capital through the issuance of equity or other financing methods.

On May 13, 2016, we entered into an At The Market Offering Agreement (the “Offering Agreement”) with T.R. Winston & Company (“T.R. Winston”) to sell, from time to time, shares of our common stock having an aggregate sales price of up to $20.0 million through an “at the marketing offering” program under which T.R. Winston would act as sales agent, which we refer to as the ATM Offering. The shares that may be sold under the Offering Agreement, if any, would be issued and sold pursuant to the Company’s $75.0 million universal shelf registration statement on Form S-3 that was declared effective by the Securities and Exchange Commission on April 21, 2016. Through February 10, 2017, we have not sold any shares of our common stock in the ATM Offering. We have no obligation to sell any of our common stock under the Offering Agreement.

In June 2015, we entered into an SPA with Rui Feng, whereby Rui Feng was to acquire a controlling interest in SESI, a wholly owned subsidiary of which we owns our interest in the ZZ Joint Venture.  Under the terms of the SPA, SESI will sell an approximately 61% equity interest to Rui Feng in exchange for $10 million.  Rui Feng’s second installment payment was due in December 2015 and the third installment was due on or before May 1, 2016. Neither of these installment payments have been made. It is not certain when or if Rui Feng will make any additional required installment payments under the SPA. Because Rui Feng has not made additional installment payments, they have not acquired additional ownership interest in the ZZ Joint Venture. As a result of our agreement with Xuecheng Energy discussed above, we do not anticipate additional installment payments from Rui Feng

We currently plan to use our available cash for: (i) expanding our technology and securing orders and associated tasks with developing our business with a prime focus on the markets of syngas for direct replacement of natural gas, syngas for producing substitute natural gas and power; (ii) securing new partners for our technology business; (iii) technology product advancement for power applications and industrial syngas; (iv) general and administrative expenses; and (v) working capital and other general corporate purposes. In addition, we may elect to sell certain of its non-revenue generating investments as a source of cash to develop additional projects or for its general corporate purposes.

The current balance of cash on hand is not expected to be sufficient to cover our obligations over the next twelve months based on current operating expenditure rates. We have plans in place in anticipation of our current liquidity situation which may include: the issuance of additional equity through our ATM program or other market raises, the issuance of debt, or the sale of certain investments or other assets. If we cannot accomplish these tasks on commercially reasonable terms, we will pursue an aggressive reduction in operating expenses. We believe with one, or a combination of these strategies, we will be able to meet our obligations as they become due.

As of December 31, 2016, we had $9.3 million in cash and cash equivalents and $8.2 million of working capital. The following summarizes the sources and uses of cash during the Current Period:

•	Operating Activities: During the Current Period, we used $4.5 million in cash for operating activities compared to $4.9 million during the Comparable Period. These funds were utilized to develop our technical licensing and related services and for our general and administrative expenses.

•	Investing Activities: During the Current Period, we used $5,000 in investing activities for capital expenditures and used $12,000 related to our ZZ Joint Venture restructuring. During the Comparable Period, we used $15,000 for capital expenditures and $0.8 million for the certificate of deposit required by the renewal of a line of credit associated with our ZZ Joint Venture.

•	Financing Activities: For the Current Period, we had a net source of cash of approximately $26,000 as compared to a net source of cash of $2.1 million in the Comparable Period. During the Current Period, we received proceeds of approximately $26,000 from the exercise of stock options. During the Comparable Period, we received proceeds of $1.0 million from the exercise of stock warrants from a warrant holder and $0.3 million from the exercise of stock options, we also used $3.1 million in financing activities to repay a line of credit associated with our ZZ Joint Venture and received $3.9 million from a line of credit associated with our ZZ Joint Venture.

Current Operations and Projects

Yima Joint Ventures

In August 2009, we entered into amended joint venture contracts with Yima Coal Industry Group Company (“Yima”), replacing the prior joint venture contracts entered into in October 2008 and April 2009. The joint ventures were formed for each of the gasification, methanol/methanol protein production, and utility island components of the plant (collectively the “Yima Joint Ventures”). The amended joint venture contracts provide that:

•	we and Yima contribute equity of 25% and 75%, respectively, to the Yima Joint Ventures;

•	Yima is obligated to provide debt financing via shareholder loans to the project until the project is able to secure third-party debt financing; and

•	Yima will supply coal to the project at a preferential price.

We own a 25% interest in each joint venture and Yima owns a 75% interest. Notwithstanding this, in connection with an expansion of the project, we have the option to contribute a greater percentage of capital for the expansion, such that as a result, we could expand through contributions, at our election, up to a 49% ownership interest in the Yima Joint Ventures.

The remaining capital for the project construction has been funded with project debt obtained by the Yima Joint Ventures. Yima agreed to guarantee the project debt in order to secure debt financing from domestic Chinese banking sources. We have agreed to pledge to Yima our ownership interests in the joint ventures as security for our obligations under any project guarantee. In the event that the necessary additional debt financing is not obtained, Yima has agreed to provide a loan to the joint ventures to satisfy the remaining capital needs of the project with terms comparable to current market rates at the time of the loan.

Under the terms of the joint venture agreements, the Yima Joint Ventures are to be governed by a board of directors consisting of eight directors, two of whom were appointed by us and six of whom were appointed by Yima. The term of the joint venture shall commence upon each joint venture company obtaining its business operating license and shall end 30 years after commercial operation of the business license issue date, which occurred in July 2016.

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

As a result of the issues noted above, Yima’s parent company, Henan Energy Chemistry Group Company (“Henan Energy”) restructured the management of the Yima Joint Ventures under the direction of the Henan Coal Gasification Company (“Henan Gasification”), which is an affiliated company reporting directly to Henan Energy. Henan Gasification currently has full authority of day to day operational and personnel decisions at the Yima Joint Venture. The ownership of the Yima Joint Ventures is unchanged.

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

Current Yima Plant Operating Description

Despite initiating methanol production in December 2012, the Yima Joint Ventures’ plant continued its construction through the beginning of 2016. In March 2016, the Yima Joint Ventures completed the required performance testing of the SGT systems and successfully issued its Performance Test Certificate. The plant has recently faced increasing regulatory scrutiny from the environmental and safety bureaus as the plant was not built in full compliance with its original submitted designs.

In June 2016, the local environmental bureau requested that the plant temporarily halt operations to address certain issues identified by the environmental bureau. After the plant shut down operations, the Yima plant experienced an accident during maintenance activities that was unrelated to the gasification units. The Yima Joint Ventures worked closely with both the environmental and safety bureaus and returned to resumed operating capacity in late November 2016.

In 2009, the project was approved as three separate joint ventures. The approval for the original joint ventures was for the production of methanol protein, and methanol by-product. This has impacted the ability of the plant to sell pure methanol on the open market and has been an impediment to receive the permanent safety operating permit.

To resolve these issues, during the quarter ended June 30, 2016, the Yima Joint Ventures commenced an organizational restructuring to better streamline the operations of the Joint Ventures which received the local government’s support. This restructuring effort was a multi-step process which included combining the three joint ventures into a single operating entity and obtaining a business operating license. After completing these steps the new joint venture would obtain the permanent safety and environmental permits. The Yima Joint Ventures received the business license in July 2016, merged the Yima Joint Ventures into one joint venture in November 2016 and is making continued progress on completing the remaining items.

The Yima Joint Ventures have experienced certain liquidity concerns with a series of third party bank notes due during calendar year 2016. Yima, the 75% shareholder of the Yima Joint Ventures, has been routinely providing liquidity to the Yima Joint Ventures in the form of shareholder loans and in October 2016, Yima successfully refinanced, for one full year through October 2017, certain amounts which were to become due in October 2016. In addition to these refinancings, Yima is in the process of an internal restructuring of its debts and has converted a number of outstanding third party notes into shareholder loans primarily due to Yima and its related parent companies. As of January 31, 2017, the Yima Joint Ventures had approximately $7.2 million of third party debt which is due in the latter half of 2017.

Because of the situations detailed above, our management evaluated the conditions of the Yima Joint Ventures to determine whether an other than temporary decrease in value had occurred for the year ended June 30, 2016. Management determined that the decrease in value due to the then present shutdown and liquidity situation were other than temporary in nature and therefore management conducted an impairment analysis utilizing a discounted cash flow fair market valuation with the assistance of a third party valuation expert. In this valuation, significant unobservable inputs were used to calculate the fair value of the investment. The valuation led to the conclusion that the investment in the Yima Joint Ventures was impaired as of June 30, 2016, and accordingly, we recorded an $8.6 million impairment for the fiscal year ended June 30, 2016.

With the return to operations in late November 2016 and the internal refinancing of certain third party debt, management determined that there was not an other than temporary impairment of value of our Yima investment during the six months ended December 31, 2016. The carrying value of our Yima investment was approximately $26.2 million as of both December 31, 2016 and June 30, 2016. We continue to monitor the Yima Joint Ventures and could take an additional impairment in the future if operating conditions do not meet our current expectations, or if the liquidity situation worsens.

Tianwo-SES Clean Energy Technologies Limited (the “Tianwo-SES Joint Venture”)

Joint Venture Contract

In February 2014, SES Asia Technologies Limited, one of our wholly owned subsidiaries, entered into a Joint Venture Contract (the “JV Contract”) with Zhangjiagang Chemical Machinery Co., Ltd., which subsequently changed its legal name to Suzhou Thvow Technology Co. Ltd. (“STT”), to form the Tianwo-SES Joint Venture. The purpose of the Tianwo-SES Joint Venture is to establish the Company’s gasification technology as the leading gasification technology in the Tianwo-SES Joint Venture territory (which is China, Indonesia, the Philippines, Vietnam, Mongolia and Malaysia) by becoming a leading provider of proprietary equipment and engineering services for the technology. The scope of the Tianwo-SES Joint Venture is to market and license our gasification technology via project sublicenses; procurement and sale of proprietary equipment and services; coal testing; and engineering, procurement and research and development related to the technology. STT contributed 53.8 million yuan in April 2014 and was required to contribute an additional 46.2 million yuan within two years of such date for a total contribution of 100 million yuan (approximately $14.4 million) in cash to the Tianwo-SES Joint Venture, and owns 65% of the Tianwo-SES Joint Venture.

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

The Tianwo-SES Joint Venture is required to establish an Intellectual Property Committee, with two representatives from the Tianwo-SES Joint Venture and two from SES. This Committee shall review all improvements and protection measures and recommend actions to be taken by the Tianwo-SES Joint Venture in furtherance thereof. Notwithstanding this, each party is entitled to take actions on its own to protect intellectual property rights. As of December 31, 2016 that committee was yet to be formed.

Any breach of or default under the TUCA which is not cured on notice entitles the non-breaching party to terminate. The Tianwo-SES Joint Venture indemnifies us for misuse of our technology or infringement of our technology upon rights of any third party.

Current relationship with STT

The second capital contribution from STT of 46.2 million yuan (approximately $6.7 million) was not paid in April 2016 as required by our initial JV Contract and currently remains outstanding. We notified STT in writing to determine the status of the payment, and other contractual breaches related to the TUCA, and the JV Contract, and have continued to work with our joint venture partner to resolve these issues. Should the payment or the other breaches of the TUCA not be cured, we will consider any and all legal actions to resolve these issues.

CESI-SES Investment Platform

In March 2016, we entered a strategic Joint Project Development and Investment Agreement with China Environment State Investment Co., Ltd. (“CESI”). CESI is a state-owned enterprise established in Beijing under the China Ministry of Environmental Protection that is charged with, and funded to, develop and invest in the energy conservation and environmental protection industry. We and CESI have agreed to develop, jointly invest, and build a total of no less than 20 projects using our gasification technology over the next five years. Further, we and CESI are targeting to bring a minimum of two projects through development within 12 months. Equity in the projects for investment by us and CESI is expected to be 51% owned by CESI, and 49% by us through our wholly owned Hong Kong subsidiary, SES Clean Energy Investment Holdings Limited. We and CESI have initially identified a pipeline of potential projects.

In July 2016, CESI’s executive management changed after a restructuring agreement and the entrance of a new shareholders. We have been in contact with the new management team and we have been told that CESI will evaluate the economics of the projects discussed above and will make its decision to continue in the projects based upon their views of the projects’ economics. The agreement may be terminated by either party if development work has not been completed by March 23, 2017. At the present time, no development work has been completed on any projects.

If CESI were to not continue to participate in these projects, it could cause delays as we seek replacement partners and alternative funding sources. Alternatively we may decide to discontinue the Dongying Projects mentioned below. We can provide no assurances as to the level of involvement which CESI will have in the projects in the future but if we decide to continue the project, we believe that we will be able to find a replacement partner should CESI decide not to participate.

Dongying Projects

In May 2016, we announced the first of our projects on the platform discussed above. The project will use SGT to produce lower-cost hydrogen in the Lijin County Binhai New District industrial park in Dongying, Shandong Province. The build-out consists of three projects completed in phases with an estimated preliminary total investment to be approximately 2 billion yuan ($287.9 million). In June 2016, we signed an investment and cooperation agreement with Shandong Dongying Hekou District Government. The project will use SGT to produce lower-cost hydrogen needed for clean fuels production by refineries at the Hekou Blue Economy Industrial Park Project in Dongying City, Shandong Province. The build-out consists of multiple phases with an estimated preliminary total investment to be approximately 550 million yuan ($79.2 million).

At the present time, we have not substantially completed the work necessary to commence these projects and may be unable to secure the exclusive offtake agreements contemplated in these contracts.

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

In forming AFE, we contributed access to SGT limited to Australia through a master technology agreement in return for an ownership interest in AFE. In addition, we contributed certain early stage engineering support for AFE’s business development through an engineering consulting agreement while Ambre contributed cash for the early stage business development. In connection with this agreement, in fiscal year 2016, we recognized approximately $0.2 million in related party consulting services. At December 31, 2016, we owned approximately 37% of AFE. Because of the early stage business development expenses incurred by AFE, the carrying value of AFE was zero as of both December 31, 2016 and June 30, 2016.

In January 2017, the Company elected to increase its interest in AFE by contributing approximately $0.4 million in additional equity. This additional contribution raised our ownership in the AFE joint Venture to approximately 41%.

Because of its early stage business development efforts associated with the Callide coal mine in Central Queensland, Australia, AFE created Batchfire. Batchfire was a spin-off company which was distributed to the shareholders of AFE in December 2015. Batchfire is registered in Australia and was formed for the purpose of purchasing the Callide thermal coal mine from Anglo-American plc (“Anglo-American”). On October 31, 2016, Batchfire announced that it had completed its acquisition of the Callide thermal coal mine from Anglo American. The Callide mine is a mature and significantly sized coal producer with substantial recoverable thermal coal reserves. After the transaction on October 31, 2016, which included the infusion of additional capital by certain shareholders, the Company owns an approximately 11% interest in Batchfire. Because of the nature of our contribution in AFE, the carrying value of our investment in Batchfire was zero as of December 31, 2016 and June 30, 2016.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, including our Chief Executive Officer and our Chief Accounting Officer, is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including the Company’s principal executive and principal financial officers, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”).

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

In light of the material weakness described above, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2016.

Management has taken immediate steps to address and improve our controls over our internal controls over the valuation of cost method investments and a remediation plan has been put into place.  We have developed an implementation plan for the new processes and controls to remediate the material weakness identified.  While we believe we had the necessary controls as of December 31, 2016, we will not be able to conclude the material weakness has been remediated until we are able to test its operational effectiveness as we must maintain such effectiveness over multiple quarters to ensure full remediation.  We expect to test the controls and conclude as to whether the material weakness has been remediated during the third quarter of fiscal year 2017.

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

Changes in Internal Control Over Financial Reporting

Outside of the remediation efforts discussed above, there have been no changes in our internal control over financial reporting during the three months ended December 31, 2016 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2016, we had $9.3 million in cash and cash equivalents. We currently plan to use our available cash for (i) expanding our technology and securing orders and associated tasks with developing our business with a prime focus on the markets of syngas for direct replacement of natural gas, syngas for producing substitute natural gas and power; (ii) securing new partners for our technology business; (iii) technology product advancement for power applications and industrial syngas; (iv) general and administrative expenses; and (v) working capital and other general corporate purposes.

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

We cannot provide any assurance that any financing will be available to us in the future on acceptable terms or at all. Any such financing could be dilutive to our existing stockholders. If we cannot raise required funds on acceptable terms, we may not be able to, among other things, (i) maintain our general and administrative expenses at current levels including retention of key personnel and consultants; (ii) successfully develop our licensing and related service businesses; (iii) fund certain obligations as they become due; (iv) negotiate and enter into new gasification plant development contracts and licensing agreements; (v) make additional capital contributions to our joint ventures; or (vi) respond to competitive pressures or unanticipated capital requirements.

Our inability to properly mitigate our current liquidity situation could harm our business.

The current balance of cash on hand is not expected to be sufficient to cover our obligations over the next twelve months based on current operating expenditure rates. We have plans in anticipation of our current liquidity situation which may include: the issuance of additional equity through our ATM program or other market raises or strategic investments, the issuance of debt or the sale of certain investments or other assets. If we cannot accomplish these tasks on commercially reasonable terms, we will pursue an aggressive reduction in operating expenses. We believe with one, or a combination of these approaches, we will be able to meet our needs as they occur.

We may be subject to future impairment losses due to potential declines in the fair value of our assets.

Because of the current operating and liquidity concerns ongoing at the Yima Joint Ventures, our management evaluated its investment in the Yima Joint Ventures to determine whether an other than temporary decrease in value had occurred for the year ended June 30, 2016. Management determined that the decrease in value due to the shutdown and liquidity situation are other than temporary in nature and therefore management conducted an impairment analysis utilizing a discounted cash flow fair market valuation with the assistance of a third party valuation expert. In this valuation, significant unobservable inputs were used to calculate the fair value of the investment. The valuation led to the conclusion that the investment in the Yima Joint Ventures was impaired as of June 30, 2016 and accordingly we recorded an $8.6 million impairment for the fiscal year ended June 30, 2016. The carrying value of our Yima investment was approximately $26.2 million as of both December 31, 2016 and June 30, 2016. We continue to monitor the Yima Joint Ventures and could take an additional impairment in the future if operating conditions do not meet our current expectations, or if the liquidity situation worsens.

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

On December 21, 2016, we received a letter from NASDAQ informing us that the closing bid price of our common stock has been below $1.00 per share for a period of 30 consecutive trading days, which is outside the requirements of NASDAQ for continued listing. Under NASDAQ Listing Rule 5810(c)(3)(A), we have a grace period of 180 calendar days, or until June 19, 2017, in which to regain compliance with the minimum bid price rule. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during this grace period. If we do not regain compliance before June 19, 2017, we may be eligible for an additional grace period if we meet the initial listing standards, with the exception of bid price, for The NASDAQ Capital Market, and we successfully apply for a transfer of our securities to that market. Such a transfer would provide us with an additional 180 calendar day period to regain compliance with the minimum bid requirement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Number	Description of Exhibits
10.1+	Amendment to Consulting Agreement between the Company and Robert Rigdon dated October 2, 2016 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 5, 2016).
10.2+	Employment Letter between the Company and Scott Davis dated October 14, 2016 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 19, 2016).
10.3+	Consulting Agreement between the Company and Roger Ondreko dated October 14, 2016 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 19, 2016).
10.4+	Employment Letter between the Company and Chris Raczkowski dated December 16, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 20, 2016).
31.1*	Certification of Chief Executive Officer of Synthesis Energy Systems, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer of Synthesis Energy Systems, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer of Synthesis Energy Systems, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2*	Certification of Chief Financial Officer of Synthesis Energy Systems, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

_____________________________

+	Management contract or compensatory plan or arrangement.

*	Filed herewith.

**	In accordance with Rule 406T of Regulation S-T, the XBRL information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNTHESIS ENERGY SYSTEMS, INC.

Date: February 14, 2017	By:	/s/ DeLome Fair
DeLome Fair President and Chief Executive Officer

Date: February 14, 2017	By:	/s/ Scott Davis
Scott Davis Chief Accounting Officer, Principal Financial Officer and Corporate Secretary