Form 10-Q
period 2017-03-31
SYNTHESIS ENERGY SYSTEMS INC
filed 2017-05-12
CIK 1375063

`

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of May 1, 2017 there were 87,310,637 shares of the registrant’s common stock, par value $.01 per share, outstanding.

PART I

Item 1. Financial Statements

SYNTHESIS ENERGY SYSTEMS, INC.

Consolidated Balance Sheets

(In thousands, except per share amount)

	March 31, 2017	June 30, 2016
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$6,958	$13,807
Accounts receivable, net	27	27
Prepaid expenses and other currents assets	645	828
Inventory	41	43
Assets of discontinued operations	—	2,682

Total current assets	7,671	17,387

Property, plant and equipment, net	28	54
Intangible asset, net	938	898
Investment in joint ventures	26,541	26,201
Other long-term assets	41	661
Assets of discontinued operations	—	9,980

Total assets	$35,219	$55,181

LIABILITIES AND EQUITY
Current liabilities:
Accrued expenses and accounts payable	$1,995	$1,655
Liabilities of discontinued operations	—	13,337

Total current liabilities	1,995	14,992

Commitment and contingencies (Note 9)
Shareholders’ equity:
Preferred stock, $0.01 par value- 20,000 shares authorized – no shares issued and outstanding	—	—
Common stock, $0.01 par value: 200,000 shares authorized: 87,311 and 86,984 shares issued and outstanding, respectively	873	870
Additional paid-in capital	262,602	261,225
Accumulated deficit	(233,166)	(226,938)
Accumulated other comprehensive income	4,071	6,586
Total shareholder’s equity	34,380	41,743
Noncontrolling interests in subsidiaries	(1,156)	(1,554)

Total equity attributable to SES shareholders’	33,224	40,189

Total liabilities and equity	$35,219	$55,181

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016

Revenue:
Technology licensing and related services	$22	$51	$27	$351
Total revenue	22	51	27	351

Costs and Expenses:
Costs of sales and plant operating	20	—	22	212
General and administrative expenses	2,155	2,317	6,924	6,165
Stock-based expense	566	526	1,298	2,817
Depreciation and amortization	9	51	57	159

Total costs and expenses	2,750	2,894	8,301	9,353

Operating loss	(2,728)	(2,843)	(8,274)	(9,002)

Non-operating (income)/expense:
Equity in loss of joint venture	40	—	40	—
Foreign currency (gain) loss, net	(16)	(15)	124	167
Interest income	(3)	(6)	(11)	(22)

Net loss before income tax provision	(2,749)	(2,822)	(8,427)	(9,147)

Income tax provision	—	—	—	—

Net Loss from continuing operations	(2,749)	(2,822)	(8,427)	(9,147)
Income/(loss) from discontinued operations	—	(223)	1,929	(2,758)
Net Loss	(2,749)	(3,045)	(6,498)	(11,905)
Less: net loss attributable to noncontrolling interests	(37)	(70)	(270)	(422)

Net loss attributable to SES stockholders	$(2,712)	$(2,975)	$(6,228)	$(11,483)

Net income/(loss) attributable to SES stockholders:
From continuing operations	(2,712)	(2,757)	(8,166)	(8,737)
From discontinued operations	—	(218)	1,938	(2,746)
Net loss attributable to SES stockholders	$(2,712)	$(2,975)	$(6,228)	$(11,483)
Net income/(loss) per share (Basic and diluted):
From continuing operations	(0.03)	(0.03)	(0.09)	(0.10)
From discontinued operations	—	(0.00)	0.02	(0.03)
Net loss attributable to SES stockholders	$(0.03)	$(0.03)	$(0.07)	$(0.13)
Weighted average common shares outstanding:
Basic and diluted	87,177	86,903	87,069	86,713

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.

Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Net loss	$(2,749)	$(3,045)	$(6,498)	$(11,905)
Currency translation adjustment	(14)	65	(192)	(869)
Currency translation adjustment from deconsolidation	—	—	(2,486)	—
Comprehensive loss	(2,763)	(2,980)	(9,176)	(12,774)
Less:
Comprehensive loss attributable to noncontrolling interests	(43)	(68)	(270)	(451)
Comprehensive loss attributable to deconsolidation	—	—	661	—
Comprehensive loss attributable to SES	$(2,720)	$(2,912)	$(9,567)	$(12,323)

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended March 31,
	2017	2016

Cash flows from operating activities:
Net loss	$(6,498)	$(11,905)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based expense	1,298	2,817
Depreciation and amortization	57	655
Equity loss in joint venture	40	—
Net gain on discontinued operations	(1,929)	—
Changes in operating assets and liabilities:
Accounts receivable	—	659
Prepaid expenses and other current assets	169	(354)
Inventory	—	420
Other long-term assets	(48)	408
Accrued expenses and payables	381	747
Net cash used in operating activities	(6,530)	(6,553)
Cash flows from investing activities:
Certificate of deposit- restricted	—	(771)
Capital expenditures	(5)	(20)
Cash transferred in connection with deconsolidation	(12)	—
Equity investment in joint ventures	(380)	(1)
Net cash used in investing activities	(397)	(792)
Cash flows from financing activities:
Payments on revolving line of credit	—	(3,143)
Proceeds from revolving line of credit	—	3,913
Proceeds from exercise of stock options	82	280
Proceeds from issuance of common stock, net	—	1,000
Net cash provided by financing activities	82	2,050

Net decrease in cash and cash equivalents	(6,845)	(5,295)

Cash and cash equivalents, beginning of period	13,807	22,217
Effect of exchange rates on cash	(4)	(223)
Cash and cash equivalents, end of period	$6,958	$16,699

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.

Consolidated Statement of Equity

(In thousands)

(Unaudited)

	Common Stock				Accumulated Other	Non-
	Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Comprehensive Income	controlling Interest	Total
Balance at June 30, 2015	85,476	$855	$256,643	$(203,866)	$6,179	$(1,038)	$58,773
Net loss	—	—	—	(11,483)	—	(422)	(11,905)
Currency translation adjustment	—	—	—	—	(840)	(29)	(869)
Net proceeds from issuance of common stock	1,000	10	990	—	—	—	1,000
Exercise of stock options	372	4	276	—	—	—	280
Stock-based compensation expense	116	1	2,816	—	—	—	2,817
Balance at March 31, 2016	86,964	$870	$260,725	$(215,349)	$5,339	$(1,489)	$50,096

Balance at June 30, 2016	86,984	$870	$261,225	$(226,938)	$6,586	$(1,554)	$40,189
Net loss	—	—	—	(6,228)	—	(270)	(6,498)
Currency translation adjustment from continued operations	—	—	—	—	(192)	—	(192)
Reversal of cumulative translation adjustment due to deconsolidation of ZZ Joint Venture	—	—	—	—	(2,323)	(163)	(2,486)
Reversal of non-controlling interest due to deconsolidation of ZZ Joint Venture	—	—	—	—	—	831	831
Exercise of stock options	124	1	81	—	—	—	82
Stock-based expense	203	2	1,296	—	—	—	1,298
Balance at March 31, 2017	87,311	$873	$262,602	$(233,166)	$4,071	$(1,156)	$33,224

See accompanying notes to the consolidated financial statements.

Note 1 — Summary of Significant Accounting Policies

(a) Organization and description of business

Synthesis Energy Systems, Inc. (“SES”), together with its wholly-owned and majority-owned controlled subsidiaries (collectively, the “Company”) is a global clean energy company that develops, builds, owns, and operates clean energy and chemical projects and we own proprietary technology for the production of synthesis gas (“syngas”) a mixture of primarily hydrogen, carbon monoxide and methane. Additionally, we sell technology licenses which provide operating rights to our technology and we sell our proprietary equipment and engineering services to third party customers in the energy and chemical industries. Our business strategy is intended to deliver operating revenue, income, and dividend income from: i) our equity ownership interest in energy and chemicals manufacturing facilities that utilize our technology, ii) the sales of technology, equipment and engineering services to third party customers using our technology for their own facilities, iii) utilizing our technology via a variety of exclusive arrangements to secure broader implementation capability in order to deliver our technology, proprietary equipment and services into customers projects around the world and iv) our ownership in businesses related to the projects we build or license, such as ownership in coal and biomass resources and engineering and technology related businesses, focusing on segments and regions which enhance growth based on our capabilities along with the capabilities of our partners. We operate our business from our headquarters located in Houston, Texas and our administrative offices in Shanghai, China. Additionally, we have additional operating resources through operating joint ventures in Australia.

(b) Liquidity

As of March 31, 2017, we had $7.0 million in cash and cash equivalents. The current balance of cash on hand is not expected to be sufficient to cover our obligations over the next twelve months based on current operating expenditure rates. We have begun implementing significant cost cutting procedures given our current liquidity situation and our change in operational focus away from China. In addition, we are aggressively pursuing short-term revenue generation activities and a variety of capital raising options which can include: the issuance of additional equity through our ATM program or other transactions, the issuance of debt or the sale of certain investments or other assets. If we cannot accomplish these tasks on commercially reasonable terms, we will pursue additional reductions in operating expenses. While we believe between our cost cutting strategies, short-term revenue generation and capital raising options, we will be able to meet our needs as they occur, no assurances can be given that we will be successful. If we are not successful in short-term revenue generation, or our capital raising objectives in the future, it will cast substantial doubt on our ability to continue as a going concern. The financial statements do not include any adjustments as a result of these uncertainties. For more details, please see Note 7- Risk and Uncertainties.

(c) Basis of presentation and principles of consolidation

The consolidated financial statements for the periods presented are unaudited. Operating results for the three and nine month period ended March 31, 2017 are not necessarily indicative of results to be expected for the fiscal year ending June 30, 2017.

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

As noted in Note 2-Current Projects, in August 2016, the Company announced that it and Shandong Weijiao Xuecheng Energy Co. Ltd. (“Xuecheng Energy”) entered into a Definitive Agreement to restructure the ZZ Joint Venture. The agreement took full effect when the registration with the government was completed on October 31, 2016. During the second quarter of fiscal 2017, the Company deconsolidated the ZZ Joint Venture and began accounting for our investment in the ZZ Joint Venture under the cost method. For purposes of these financials, the Company has classified all operations related to the ZZ Joint Venture as discontinued operations for all periods presented and have classified all assets and liabilities related to the ZZ Joint Venture as assets/liabilities of discontinued operations as of June 30, 2016.

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

The Company determined that the ZZ Joint Venture was a VIE and determined that the Company was the primary beneficiary. In making the initial determination, the Company considered, among other items, the change in profit distribution between the Company and Xuejiao (as defined in Note 2-Current Projects) after 20 years. The expected negative variability in the fair value of the ZZ Joint Venture’s net assets was considered to be greater during the first 20 years of the ZZ Joint Venture’s life, which coincided with our original 95% profit/loss allocation, versus the latter 30 years in which the Company’s profit/loss allocation would be reduced to 10%. As the result of an amendment to the ZZ Joint Venture agreement in 2010, the profit distribution percentages remained in place after the first 20 years of the project, providing further support to the determination that the Company was the primary beneficiary. As noted in Note 2, in August 2016, the Company announced that it and Shandong Hai Hua Xuecheng Energy (“Xuecheng Energy”) entered into a Definitive Agreement to restructure the ZZ Joint Venture. The agreement took full effect when the registration with the government was completed on October 31, 2016. During the second quarter of fiscal 2017, the Company deconsolidated the ZZ Joint Venture and began accounting for our investment in the ZZ Joint Venture under the cost method. The carrying value of this investment is zero as of March 31, 2017.

The Company has determined that the Yima Joint Ventures are VIEs and that Yima, the joint venture partner, is the primary beneficiary since Yima has a 75% ownership interest in the Yima Joint Ventures and has the power to direct the activities of the VIE that most significantly influence the VIE’s performance. The carrying value of our investment in the Yima Joint Ventures at both March 31, 2017 and June 30, 2016 was approximately $26.2 million and is accounted for using the cost method.

The Company has determined that the Tianwo-SES Joint Venture (as defined in Note 2- Current Projects) is a VIE and that STT, the joint venture partner, is the primary beneficiary since SST has a 65% ownership interest in the Tianwo-SES Joint Venture and has the power to direct the activities of the Tianwo-SES Joint Venture that most significantly influence its performance. Because of losses sustained by the Tianwo-SES Joint Venture, the carrying value of this joint venture is zero at both March 31, 2017 and June 30, 2016.

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

(f) Revenue Recognition

Revenue from sales of services, products, and equipment are recognized when the following elements are satisfied: (i) there are no uncertainties regarding customer acceptance; (ii) there is persuasive evidence that an agreement exists; (iii) performance or delivery has occurred; (iv) the sales price is fixed or determinable; and (v) collectability is reasonably assured. The Company records revenue net of any applicable value-added taxes and any applicable guarantees.

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

The Company’s financial assets and liabilities are classified based on the lowest level of input that is significant for the fair value measurement. The following table summarizes the assets of the Company measured at fair value on a recurring basis as of March 31, 2017 and June 30, 2016 (in thousands):

	March 31, 2017
	Level 1		Level 2		Level 3	Total
Assets:
Certificates of Deposit	$—		$50	(1)	$—	$50
Money Market Funds	6,345	(3)	—		—	6,345

	June 30, 2016
	Level 1		Level 2		Level 3	Total
Assets:
Certificates of Deposit	$—		$50	(1)	$—	$50
Certificates of Deposit- Restricted	—		2,262	(2)	—	2,262
Money Market Funds	12,654	(3)	—		—	12,654

(1)	Amount included in current assets on the Company’s consolidated balance sheets.
(2)	Amount included in assets of discontinued operations on the Company’s consolidated balance sheets.
(3)	Amount included in cash and cash equivalents on the Company’s consolidated balance sheets.

The carrying values of the certificates of deposit and money market funds approximate fair value, which were estimated using quoted market prices for those or similar investments. The carrying value of the Company’s other financial instruments, including accounts receivable, accrued expenses and accounts payable approximate their fair values due to the short maturities on those instruments.

(h) Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, which creates Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers,” and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, ASU No. 2014-09 supersedes the cost guidance in Subtopic 605-35, “Revenue Recognition—Construction-Type and Production-Type Contracts,” and creates new Subtopic 340-40, “Other Assets and Deferred Costs—Contracts with Customers.” In summary, the core principle of Topic 606 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Companies are allowed to select between two transition methods: (1) a full retrospective transition method with the application of the new guidance to each prior reporting period presented, or (2) a retrospective transition method that recognizes the cumulative effect on prior periods at the date of adoption together with additional footnote disclosures. The amendments in ASU No. 2014-09 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and early application is not permitted. We continue to evaluate the impact the adoption of this guidance will have on our consolidated financial statements, but given the current nature of our business, we do not anticipate the adoption of this guidance to have a material impact on our financial condition, results of operations or cash flows.

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

Note 2 – Current Projects

Synthesis Energy Systems (Zao Zhuang) New Gas Company Ltd. (“ZZ Joint Venture”)

In July 2006, we entered into a cooperative joint venture contract with Xuecheng Energy (previously Hai Hua) which established the ZZ Joint Venture, a joint venture company that has the primary purposes of:

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

Rui Feng’s second installment payment was due in December 2015, the third installment was due in May 2016 and the final payment was due in December 2016. Rui Feng did not make any of these scheduled installment payments. With the restructuring of the ZZ Joint Venture discussed below, we do not anticipate that Rui Feng will make any additional payments under the SPA and will maintain its 10% ownership interest in SESI.

Because Rui Feng has not made additional installment payments, we owned approximately 88.1% of the ZZ Joint Venture prior to the deconsolidation of the ZZ Joint Venture discussed below.

Agreement with Xuecheng Energy

In August 2016, we announced that we and Xuecheng Energy had entered into a definitive agreement to restructure the ZZ Joint Venture. Additionally, to dovetail with the Chinese government’s widespread initiative to move industry into larger scale, commercial and environmentally beneficial industrial parks, the partners intend to evaluate a new ZZ syngas facility in the Zouwu Industrial Park in Shandong Province. We retain an approximate nine percent ownership in the ZZ Joint Venture asset, and Xuecheng Energy assumed all outstanding liabilities of the ZZ Joint Venture, including payables related to the Cooperation Agreement with Xuecheng Energy signed in 2013. The definitive agreement took full effect when the registration with the government was completed on October 31, 2016. With the closure of this transaction, SES does not anticipate any future liabilities related to the ZZ Joint Venture. During the second quarter of fiscal 2017, we deconsolidated the ZZ Joint Venture and began accounting for our investment under the cost method.

In October 2016, together with Xuecheng Energy, we signed a cooperation agreement and the local government of Xuecheng District, Zao Zhuang City, Shandong Province signed a Moving Project Cooperative Agreement to relocate the ZZ Joint Venture to a new industrial zone for the Xuecheng District of Zao Zhuang. The intent of the agreement is for the project to be expanded and repurposed to produce 283 million cubic meters of syngas per year using three SGT systems.

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

As discussed below in November 2016, as part of an overall corporate restructuring plan these joint ventures were combined into a single joint venture.

We own a 25% interest in the joint venture and Yima owns a 75% interest. Notwithstanding this, in connection with an expansion of the project, we have the option to contribute a greater percentage of capital for the expansion, such that as a result, we could expand through contributions, at our election, up to a 49% ownership interest in the Yima Joint Venture.

The remaining capital for the project construction has been funded with project debt obtained by the Yima Joint Venture. Yima agreed to guarantee the project debt in order to secure debt financing from domestic Chinese banking sources. We have agreed to pledge to Yima our ownership interests in the joint ventures as security for our obligations under any project guarantee. In the event that the necessary additional debt financing is not obtained, Yima has agreed to provide a loan to the joint ventures to satisfy the remaining capital needs of the project with terms comparable to current market rates at the time of the loan.

Under the terms of the joint venture agreement, the Yima Joint Venture is governed by a board of directors consisting of eight directors, two of whom were appointed by us and six of whom were appointed by Yima. The joint venture also has officers that are nominated by us, Yima and/or the board of directors pursuant to the terms of the joint venture contract. We and Yima shall share the profits, and bear the risks and losses, of the joint venture in proportion to our respective ownership interests. The term of the joint venture shall commence upon obtaining its business operating license and shall end 30 years after the business license issue date, which occurred in July 2016.

We believe there is a consistent pattern of the Yima Joint Venture management not demonstrating an understanding of the methanol facility operations and not sourcing available expertise in China to improve the overall operations. We have witnessed operation of the gasifier systems at Yima with design and operating parameter deviations from our existing technology recommendations. We continue to experience a limited ability to influence the Yima Joint Venture’s operating performance.

As a result of the issues noted above, Yima’s parent company, Henan Energy Chemistry Group Company (“Henan Energy”) restructured the management of the Yima Joint Venture under the direction of the Henan Coal Gasification Company (“Henan Gasification”), which is an affiliated company reporting directly to Henan Energy. Henan Gasification currently has full authority of day to day operational and personnel decisions at the Yima Joint Venture. The ownership of the Yima Joint Venture is unchanged.

Since 2014, we have accounted for this joint venture under the cost method of accounting.  Our conclusion to account for this joint venture under this methodology is based upon our lack of significant influence in the Yima Joint Venture. The lack of significant influence is determined based upon our interactions with the Yima Joint Venture related to the start-up and operations and due to various other circumstances including limited participation in operating and financial policymaking processes and our limited ability to influence decisions which contribute to the financial success of the Yima Joint Venture. With the recent changes in management, we continue to evaluate our level of influence over the Yima Joint Venture, which could result in us recording the Yima Joint Venture under the equity method of accounting in the future.

Current Yima Plant Operating Description

Despite initiating methanol production in December 2012, the Yima Joint Venture plant continued its construction through the beginning of 2016. In March 2016, the Yima Joint Venture completed the required performance testing of the SGT systems and successfully issued its Performance Test Certificate, which is the point that we considered the plant to be completed. The plant has recently faced increasing regulatory scrutiny from the environmental and safety bureaus as the plant was not built in full compliance with its original submitted designs.

In June 2016, the local environmental bureau requested that the plant temporarily halt operations to address certain issues identified by the environmental bureau. After the plant shut down operations, the Yima plant experienced an accident during maintenance activities that was unrelated to the gasification units. The Yima Joint Venture returned to operations in late November 2016.

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

The Yima Joint Venture experienced certain liquidity concerns with a series of third party bank notes due during calendar year 2016. Yima, the 75% shareholder of the Yima Joint Venture, has been routinely providing liquidity to the Yima Joint Venture in the form of shareholder loans and in October 2016 Yima successfully refinanced, for one full year through October 2017, certain amounts which were to become due in October 2016. In addition to these refinancings, Yima is in the process of an internal restructuring of its debts and has converted a number of outstanding third party notes into shareholder loans primarily due to Yima and its related parent companies. As of March 31, 2017, the Yima Joint Venture has approximately $68.7 million of third party debt which is due starting in September 2017.

Because of the situations detailed above, our management evaluated the conditions of the Yima Joint Venture to determine whether an other than temporary decrease in value had occurred for the year ended June 30, 2016. Management determined that the decrease in value due to the operational shutdown and liquidity situation, present at the time, were other than temporary in nature and therefore management conducted an impairment analysis utilizing a discounted cash flow fair market valuation with the assistance of a third party valuation expert. In this valuation, significant unobservable inputs were used to calculate the fair value of the investment. The valuation led to the conclusion that the investment in the Yima Joint Venture was impaired as of June 30, 2016, and accordingly, we recorded an $8.6 million impairment for the fiscal year ended June 30, 2016.

In November 2016, the plant returned to operations. While the plant’s operations were initially in line with our expectations, due to recent operational issues, production has fallen below our expectations over the past two months. Yima’s management has plans in place to increase the operational efficiency of the plant. If Yima management is not able to increase its operational effectiveness over the next quarter, we anticipate further impairments of our investment in the future. However, given the return to operations, a favorable market environment for methanol, and the internal refinancing of certain third party debt, management determined that there has not been an other than temporary impairment in the value of our Yima investment during the nine months ended March 31, 2017. The carrying value of our Yima investment was approximately $26.2 million as of both March 31, 2017 and June 30, 2016. We continue to monitor the Yima Joint Ventures and could record an additional impairment in the future if operating conditions do not improve to meet our expectations, or if the liquidity situation worsens.

Tianwo-SES Clean Energy Technologies Limited (the “Tianwo-SES Joint Venture”)

Joint Venture Contract

In February 2014, SES Asia Technologies Limited, one of our wholly owned subsidiaries, entered into a Joint Venture Contract (the “JV Contract”) with Zhangjiagang Chemical Machinery Co., Ltd., which subsequently changed its legal name to Suzhou Thvow Technology Co. Ltd. (“STT”), to form the Tianwo-SES Joint Venture. The purpose of the Tianwo-SES Joint Venture is to establish the Company’s gasification technology as the leading gasification technology in the Tianwo-SES Joint Venture territory (which is China, Indonesia, the Philippines, Vietnam, Mongolia and Malaysia) by becoming a leading provider of proprietary equipment and engineering services for the technology. The scope of the Tianwo-SES Joint Venture is to market and license our gasification technology via project sublicenses; procurement and sale of proprietary equipment and services; coal testing; and engineering, procurement and research and development related to the technology. STT contributed 53.8 million yuan in April 2014 and was required to contribute an additional 46.2 million yuan within two years of such date for a total contribution of 100 million yuan (approximately $14.5 million) in cash to the Tianwo-SES Joint Venture, and owns 65% of the Tianwo-SES Joint Venture.

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

The Tianwo-SES Joint Venture is required to establish an Intellectual Property Committee, with two representatives from the Tianwo-SES Joint Venture and two from SES. This Committee shall review all improvements and protection measures and recommend actions to be taken by the Tianwo-SES Joint Venture in furtherance thereof. Notwithstanding this, each party is entitled to take actions on its own to protect intellectual property rights. As of March 31, 2017 that committee was still yet to be formed.

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

Tianwo-SES Joint Venture unaudited financial data

The following table presents summarized financial information for the Tianwo-SES Joint Venture (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
Income Statement data:	2017	2016	2017	2016
Revenue	$1,317	$—	$3,709	$10,114
Operating loss	(343)	(352)	(3,477)	(1,720)
Net loss	(1,176)	(292)	(4,310)	(1,075)

Balance sheet data:	As of March 31, 2017	As of June 30, 2016
Current assets	$8,065	$9,856
Noncurrent assets	5,658	7,366
Current liabilities	5,992	4,719
Noncurrent liabilities	—	—
Equity	7,731	12,503

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

As the Company is not required to contribute additional capital, the Company is not recognizing losses in the venture, as this would cause the carrying value to be negative. Had the Company recognized its share of the losses related to the venture, the Company would have recognized losses of approximately $0.4 million and $0.1 million for each of the quarters ended March 31, 2017 and 2016, $1.5 million and $0.4 million for each of the nine months ended March 31, 2017 and 2016, respectively, and $2.9 million from inception to date.

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

In July 2016, CESI’s executive management changed after a restructuring agreement and the entrance of a new shareholders. We have been in contact with the new management team and we have been told that CESI will evaluate the economics of the projects discussed above and will make its decision to continue in the projects based upon their views of the projects’ economics. The agreement can be terminated by either party if development work was not completed on two projects by March 23, 2017. CESI has not completed any development work on any projects and therefore the contract may be terminated by either party. At this point in time, neither party has exercised their right to terminate the agreement.

If CESI were to not continue to participate in these projects, it could cause delays as we seek replacement partners and alternative funding sources. Alternatively, given our shift away from the China market, we may decide to discontinue the Dongying Projects mentioned below. We can provide no assurances as to the level of involvement which CESI will have in the projects in the future, but if we decide to continue the project, we believe that we will be able to find a replacement partner should CESI decide not to participate.

Dongying Projects

In May 2016, we announced the first of our projects on the platform discussed above. The project will use SGT to produce lower-cost hydrogen in the Lijin County Binhai New District industrial park in Dongying, Shandong Province. The build-out consists of three projects completed in phases with an estimated preliminary total investment to be approximately 2 billion yuan ($290 million). In June 2016, the Company signed an investment and cooperation agreement with Shandong Dongying Hekou District Government. The project will use SGT to produce lower-cost hydrogen needed for clean fuels production by refineries at the Hekou Blue Economy Industrial Park Project in Dongying City, Shandong Province. The build-out consists of multiple phases with an estimated preliminary total investment to be approximately 550 million yuan ($79.7 million).

We have not completed the work necessary to commence these projects and may ultimately be unable to secure the exclusive offtake agreements contemplated in these contracts. Given our current strategic focus away from China operations, we may elect to not go forward with this project.

Australian Future Energy Pty Ltd ("AFE”)

In May 2015, we established AFE together with an Australian company, Ambre Investments PTY Limited (“Ambre”). AFE is an independently managed Australian business platform established for the purpose of developing, building and owning equity interests in chemical and energy manufacturing facilities in Australia utilizing resources such as waste coals, renewable biomass and municipal wastes. Additionally, AFE is acquiring ownership positions in these Australian resources in order to secure a long-term source of feedstock for its projects and has created and completed the spin-out of Batchfire Resources Pty Ltd (“Batchfire”), as discussed below, which now owns the large operating Callide coal mine in Queensland. In April 2017, AFE completed the acquisition of the mine development lease related to the 270 million ton resource near Pentland, Queensland.

In forming AFE, we contributed conditional exclusive access to SGT in Australia via a Master Technology Agreement and we received our ownership interest in AFE. The Master Technology Agreement also states SES will share a portion of its earned license fee with AFE, and AFE will exclusively use SES technology while SES will exclusively use AFE as its channel to the Australian market.

In addition to the initial technology transfer, we have been contributing engineering support for AFE’s business development while Ambre has contributed cash. In fiscal year 2016, we recognized approximately $0.2 million in related party consulting services provided to AFE. In January 2017, the Company elected to increase its ownership interest in AFE by contributing approximately $0.4 million of cash in additional equity. At March 31, 2017, we owned approximately 39% of AFE and the carrying value of AFE was $0.3 million as of March 31, 2017.

Because of the early stage business development expenses incurred by AFE, the carrying value of AFE was zero as of June 30, 2016. Under the equity method of accounting, losses in the venture are not recorded if the losses cause the carrying value to be negative and there is no requirement of the Company to contribute additional capital. Had the Company recognized its share of the losses related to the venture, the Company would have recognized additional losses of approximately $0.4 million from inception to date.

AFE is currently evaluating project opportunities that would use SGT and recently signed agreements with SES to provide certain license and engineering services, as they begin the initial scoping of potential projects. AFE plans to utilize the unmarketable coal from the Callide mine discussed below to responsibly manufacture energy or chemical products.

Batchfire

Because of AFE’s early stage business development efforts associated with the Callide coal mine in Central Queensland, Australia, and AFE created Batchfire. Batchfire was a spin-off company for which ownership interest was distributed to the existing shareholders of AFE and to the new Batchfire management team in December 2015. Batchfire is registered in Australia and was formed for the purpose of purchasing the Callide thermal coal mine from Anglo-American plc (“Anglo-American”). The acquisition of the Callide thermal coal mine from Anglo American was completed in October 2016. The Callide mine is a mature and significantly sized coal producer with substantial recoverable thermal coal reserves. After the transaction on October 31, 2016, which included the infusion of additional capital by certain shareholders, the Company owns an approximately 11% interest in Batchfire. Because of the nature of our contributions in AFE, the carrying value of our investment in Batchfire was zero as of March 31, 2017 and June 30, 2016.

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

Discontinued Operations

The following table provides the results of operations from discontinued operations, the ZZ Joint Venture, for the three months and nine months ended March 31, 2017, and 2016 (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
Revenue:	2017	2016	2017	2016
Product sales and other –related parties	$—	$1,027	$—	$4,753
Technology licensing and related services	—	223	168	414

Total revenue from discontinued operations	$—	$1,250	$168	$5,167

Net income/(loss) attributable to SES Stockholders:
From discontinued operations	$—	$(218)	$(380)	$(2,746)
Gain on deconsolidation	—	—	2,318	—

Total Net income/(loss) from discontinued operations	$—	$(218)	$1,938	$(2,746)

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

The following table provides the major categories of cash flows from discontinued operations, from our ZZ Joint Venture, for the nine months ended March 31, 2017 and 2016 (in thousands):

	Nine Months Ended March 31,
	2017	2016
Cash flow from operating activities	$—	$(715)
Cash flow from investing activities	(16)	(789)
Cash flow from financing activities	—	770

The depreciation and amortization from discontinued operations was $157,000 for the nine months ended March 31, 2017 and is included in the net gain from discontinued operations. The depreciation and amortization for the nine months ended March 31, 2016 was $0.5 million.

Deconsolidation of ZZ Joint Venture

The following table provides the components of net gain recognized from the deconsolidation of ZZ Joint Venture during the nine months ended March 31, 2017 (in thousands):

Liabilities relieved from deconsolidation	$14,348
Cumulative foreign currency translation adjustment	2,486
Non-controlling interest-Xuecheng Energy	(831)
Assets transferred to Xuecheng Energy	(11,961)
Net gain of ZZ Joint Venture deconsolidation	4,042

Write-off of intercompany assets related to ZZ Joint Venture	(1,724)

Net gain from deconsolidation	$2,318

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

We are required to make an annual payment to GTI for each year of the term, with such annual payment due by the last day of January of the following year; provided, however, that we are entitled to deduct all royalties paid to GTI in a given year under the GTI Agreement from this amount, and if such royalties exceed the annual payment amount in a given year, we are not required to make the annual payment. During the current year, GTI agreed to defer $0.4 million of its 2016 payment until May 15, 2017. We must also provide GTI with a copy of each contract that we enter into relating to a U-GAS® system and report to GTI with our progress on development of the technology every six months.

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

Note 5 – Equity

Preferred Stock

The Company has authorized a class of preferred stock, consisting of 20.0 million authorized shares, which may be issued in one or more series, with such rights, preferences, privileges and restrictions as shall be fixed by the Company’s board of directors. No shares of preferred stock have been issued or outstanding since approved by the stockholders.

Common Stock issued to Consultants for Services Rendered

On January 1, 2017, the Company issued 56,524 shares of common stock to Market Development Consulting Group, Inc. (“MDC”), the Company’s investor relations advisor, pursuant to the term of the consulting agreement, as amended on October 28, 2016, between the Company and MDC. The shares are fully vested and non-forfeitable at the time of issuance. The fair value of the common stock was $1.06 per share on the date of issuance, and the Company recorded $60,000 of expense for the quarter ended March 31, 2017 relating to issuance of these shares.

Stock-Based Compensation

As of March 31, 2017, the Company has outstanding stock option and restricted stock awards granted under the Company’s 2015 Long Term Incentive Plan (the “2015 Incentive Plan”) and Amended and Restated 2005 Incentive Plan (the “2005 Incentive Plan”), under which the Company’s stockholders have authorized a total of 21.0 million shares of common stock for awards under the 2015 and 2005 Incentive Plans. The 2005 Incentive Plan expired as of November 7, 2015 and no future awards will be made thereunder. As of March 31, 2017, there were approximately 5.8 million shares authorized for future issuance pursuant to the 2015 Incentive Plan. Under the 2015 Incentive Plan, the Company may grant incentive and non-qualified stock options, stock appreciation rights, restricted stock units and other stock-based awards to officers, directors, employees and non-employees. Stock option awards generally vest ratably over a one to four year period and expire ten years after the date of grant.

Restricted stock activity during the nine months ended March 31, 2017 was as follows:

Restricted stock outstanding

Unvested at June 30, 2016	275,096
Granted	118,403
Vested	(146,117)
Forfeited	—
Unvested at March 31, 2017	247,382

Stock option activity during the nine months ended March 31, 2017 was as follows:

Shares of Common Stock Underlying Stock Options

Outstanding at June 30, 2016	10,215,447
Granted	1,414,436
Exercised	(124,000)
Forfeited	(86,919)
Outstanding at March 31, 2017	11,418,964
Exercisable at March 31, 2017	10,105,634

The fair values of the stock options issued during the nine months ended March 31, 2017 was estimated at the date of grant using Black-Scholes-Morton model with the following weighted-average assumptions:

Risk-free rate of return	2.12%
Expected life of award (years)	5.0
Expected dividend yield	0.00%
Expected volatility of stock	84%
Weighted-average grant date fair value	$0.56

On October 28, 2016, the Company issued an anniversary warrant to MDC to acquire 400,000 shares of the Company’s common stock at an exercise price of $0.95 per share according to the term of the consulting agreement, between the Company and MDC. The fair value of this anniversary warrant was estimated to be approximately $0.3 million.

Stock warrants activity during the nine months ended March 31, 2017 were as follows:

Shares of Common Stock Underlying Warrants

Outstanding at June 30, 2016	9,914,832
Granted	400,000
Exercised	—
Forfeited	—
Outstanding at March 31, 2017	10,314,832
Exercisable at March 31, 2017	10,314,832

The fair values of the warrant issued during the nine months ended March 31, 2017 was estimated at the date of grant using Black-Scholes-Morton model with the following weighted-average assumptions:

Risk-free rate of return	1.86%
Expected life of award (years)	10
Expected dividend yield	0.00%
Expected volatility of stock	99%
Weighted-average grant date fair value	$0.85

The Company recognizes the stock-based expense related to the 2005 and 2015 Incentive Plan awards and warrants over the requisite service period. The following table presents stock based compensation expense attributable to stock option awards issued under the 2005 and 2015 Incentive Plans and attributable to common stock and warrants issued to investors and consulting firms as compensation (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016

2005 and 2015 Incentive Plans	$506	$380	$785	$688
Common Stock and Warrants	60	146	513	2,129
Total stock-based compensation expense	$566	$526	$1,298	$2,817

Note 6 – Net Loss Per Share

Historical net loss per share of common stock is computed using the weighted average number of shares of common stock outstanding. Basic loss per share, for both continuing and discontinuing operations, excludes dilution and is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Stock options, warrants and unvested restricted stock are the only potential dilutive share equivalents the Company had outstanding for the periods presented. Options, unvested restricted stock, and warrants to purchase common stock were excluded from the computation of diluted earnings per share, for both continuing and discontinuing operations, as their effect would have been anti-dilutive as the Company incurred net losses during those periods, amounted to 22.0 million for the three and nine months ended March 31, 2017 and 20.3 million for the three and nine months ended March 31, 2016.

Note 7 – Risks and Uncertainties

As of March 31, 2017, we had $7.0 million in cash and cash equivalents. We currently plan to use our available cash for: (i) commercializing our technology and securing orders and associated tasks with developing our business with a prime focus on the markets of syngas for direct replacement of natural gas, syngas for producing substitute natural gas and power; (ii) securing new partners for our technology business; (iii) technology product advancement for power applications and industrial syngas; (iv) general and administrative expenses; and (v) working capital and other general corporate purposes.

The current balance of cash on hand is not expected to be sufficient to cover our obligations over the next twelve months based on current operating expenditure rates. We have begun implementing significant cost cutting procedures given our current liquidity situation and our change in operational focus away from China. In addition, we are aggressively pursuing short-term revenue generation activities and a variety of capital raising options which can include: the issuance of additional equity through our ATM program or transactions, the issuance of debt or the sale of certain investments or other assets. If we cannot accomplish these tasks on commercially reasonable terms, we will pursue additional reductions in operating expenses. While we believe between our cost cutting strategies, short-term revenue generation and capital raising options, we will be able to meet our needs as they occur, no assurances can be given that we will be successful. If we are not successful in short-term revenue generation, or capital raising objectives in the future, it will cast substantial doubt on our ability to continue as a going concern. These financial statements do not include any adjustments as a result of these uncertainties.

In addition, the Company may choose to raise additional capital through equity and debt financing for any new ventures that are developed, to support its existing projects and possible expansions thereof and for general corporate purposes. The Company is considering a full range of financing options in order to create the most value in the context of the increasing interest the Company is witnessing in its proprietary technology. The Company cannot provide any assurance that any financing will be available to it in the future on acceptable terms or at all. Any such financing could be dilutive to its existing stockholders. If the Company cannot raise required funds on acceptable terms, it may not be able to, among other things, (i) maintain its general and administrative expenses at current levels including retention of key personnel and consultants; (ii) successfully develop its licensing and related service businesses; (iii) negotiate and enter into new gasification plant development contracts and licensing agreements; (iv) make additional capital contributions to its joint ventures; (v) fund certain obligations as they become due; or (vi) respond to competitive pressures or unanticipated capital requirements. In addition, the Company may elect to sell certain of its investments as a source of cash to develop additional projects or for its general corporate purposes.

The actual allocation and timing of these expenditures will be dependent on various factors, including changes in our strategic relationships, commodity prices and industry conditions, and other factors that the Company cannot currently predict.

Any future decrease in economic activity in China, Australia, or other regions of the world, in which the Company may in the future do business, could significantly and adversely affect its results of operations and financial condition in a number of other ways. Any decline in economic conditions may reduce the demand for prices from the products from our plants, thus the Company’s ability to finance and develop its existing projects, commence any new projects and sell its products could be adversely impacted.

The Company’s future success will depend on its relationships with its joint venture partners and any other strategic relationships that the Company may enter into. The Company can provide no assurances that it will satisfy the conditions required to maintain these relationships under existing agreements or that it can prevent the termination of these agreements. The Company also cannot provide assurances that it will be able to enter into relationships with future strategic partners on acceptable terms, including partnering its technology vertical. Further, the Company cannot provide assurances that its joint venture partners, including in the Yima Joint Ventures and the Tianwo-SES Joint Venture, will grow the joint venture or effectively meet their development objectives. Joint ventures typically involve a number of risks and present financial, managerial and operational challenges, including the existence of unknown potential disputes, liabilities or contingencies that arise after entering into the joint venture related to the counterparties to such joint ventures. The Company could experience financial or other setbacks if transactions encounter unanticipated problems due to challenges, including problems related to execution or integration. Continued economic uncertainty in China could also cause delays or make financing of operations more difficult.

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

We own a 25% interest in the Yima Joint Ventures, however, as discussed in Note 2, we account for our investment at cost.  While the Yima Joint Ventures commenced initial production in December 2012, the Yima Joint Ventures completed the required performance testing of the plants and received its Performance Test Certificate in March 2016 due to on-going modifications and construction delays.  The formal acceptance of the test results was an important step for the plant.  In June 2016, the local environmental bureau requested that the plant halt operations due to certain issues identified by the bureau.  The Yima Joint Ventures worked closely with the bureau to resolve the issues, completed its internal restructuring, and recommenced operations in November 2016.  While the plant’s operations were initially in line with our expectations, due to recent operational issues, production has fallen below our expectations over the past two months. Yima’s management has plans in place to increase the operational efficiency of the plant. If Yima management is not able to increase its operational effectiveness over the next quarter, we anticipate further impairments of our investment in the future. However, given the return to operations, in a favorable market environment for methanol, and the internal refinancing of certain third party debt, management determined that there has not been an other than temporary impairment in the value of our Yima investment during the nine months ended March 31, 2017. The carrying value of our Yima investment was approximately $26.2 million as of both March 31, 2017 and June 30, 2016. We continue to monitor the Yima Joint Ventures and could record an additional impairment in the future if operating conditions do not improve to meet our expectations, or if the liquidity situation worsens.

The Company is subject to concentration of credit risk with respect to our cash and cash equivalents, which it attempts to minimize by maintaining cash and cash equivalents with major high credit quality financial institutions. At times, the Company’s cash balances in a particular financial institution exceed limits that are insured by the U.S. Federal Deposit Insurance Corporation or equivalent agencies in foreign countries and jurisdictions such as Hong Kong. As of March 31, 2017 the Company had $7.0 million in cash and cash equivalents (of which $6.6 million is located in the United States).

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

The following table presents statements of continuing operations data and assets by segment (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Revenue:
SES China	$—	$—	$—	$—
Technology licensing and related services	22	51	27	351
Corporate & other	—	—	—	—
Total revenue	$22	$51	$27	$351

Depreciation and amortization:
SES China	$3	$—	$7	$—
Technology licensing and related services	—	49	—	153
Corporate & other	6	2	50	6
Total depreciation and amortization	$9	$51	$57	$159

Operating loss:
SES China	$(426)	$(536)	$(1,283)	$(1,579)
Technology licensing and related services	(516)	(557)	(1,912)	(1,173)
Corporate & other	(1,786)	(1,750)	(5,079)	(6,250)
Total operating loss	$(2,728)	$(2,843)	$(8,274)	$(9,002)

	As of March 31, 2017	As of June 30, 2016
Assets:
SES China	$26,658	$40,233
Technology licensing and related services	804	892
Corporate & other	7,757	14,056
Total assets	$35,219	$55,181

Note 9 — Commitments and Contingencies

Litigation

From time to time, the Company is subject to lawsuits and claims arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position results of operations or cash flows; however, there can be no assurance as to the ultimate outcome of these matters.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. All statements other than statements of historical fact are forward-looking statements and are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected. Among those risks, trends and uncertainties are the ability of our project with Yima to produce earnings and pay dividends; our ability to develop and expand business of the Tianwo-SES Joint Venture in the joint venture territory; our ability to successfully partner our technology business; our ability to develop our power business unit and marketing arrangement with GE and our other business verticals, including DRI steel, through our marketing arrangement with Midrex Technologies, and renewables; our ability to successfully develop the SES licensing business; the ability of the ZZ Joint Venture to retire existing facilities and equipment and build another SGT facility; the ability of Batchfire and AFE management to successfully grow and develop their Australian assets and operations including Callide and Pentland; the economic conditions of countries where we are operating; events or circumstances which result in an impairment of our assets; our ability to reduce operating costs; our ability to make distributions and repatriate earnings from our Chinese operations; our ability to successfully commercialize our technology at a larger scale and higher pressures; commodity prices, including in particular natural gas, crude oil, methanol and power, the availability and terms of financing; our ability to obtain the necessary approvals and permits for future projects, our ability to raise additional capital, if any, our ability to estimate the sufficiency of existing capital resources; the sufficiency of internal controls and procedures; and our results of operations in countries outside of the U.S., where we are continuing to pursue and develop projects. Although we believes that in making such forward-looking statements our expectations are based upon reasonable assumptions, such statements may be influenced by factors that could cause actual outcomes and results to be materially different from those projected by us. We cannot assure you that the assumptions upon which these statements are based will prove to be correct.

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

Business Overview

We are a global clean energy company that develops, builds, owns, and operates clean energy and chemical projects and we own proprietary technology for the production of synthesis gas (“syngas”) a mixture of primarily hydrogen, carbon monoxide and methane. Additionally, we sell technology licenses which provide operating rights to our technology and we sell our proprietary equipment and engineering services to third party customers in the energy and chemical industries. Our business strategy is intended to deliver operating revenue, income, and dividend income from: i) our equity ownership interest in energy and chemicals manufacturing facilities that utilize our technology, ii) the sales of technology, equipment and engineering services to third party customers using our technology for their own facilities, iii) utilizing our technology via a variety of exclusive arrangements to secure broader implementation capability in order to deliver our technology, proprietary equipment and services into customers projects around the world and iv) our ownership in businesses related to the projects we build or license, such as ownership in coal and biomass resources and engineering and technology related businesses, focusing on segments and regions which enhance growth based on our capabilities along with the capabilities of our partners. We operate our business from our headquarters located in Houston, Texas and our administrative offices in Shanghai, China. Additionally, we have additional operating resources through operating joint ventures in Australia.

Our technology (“SGT”) is a unique, flexible, efficient and economic technology for the production of syngas which is a versatile source of clean energy that can be used to create a variety of valuable products. Production of syngas from our SGT provides a compelling and attractive economic alternative to expensive natural gas, imported LNG and crude oil for manufacturing many of the world’s energy and chemical products. Our technology is significantly differentiated by its capability to manufacture clean syngas from a wide variety of energy resources including most all existing forms of coal, coal waste (also called unmarketable coal), biomass, municipal wastes, refuse derived fuels and petroleum coke produced by refineries. The unique flexibility of SGT to use the lowest quality input resources for producing syngas can provide meaningful cost savings for input feedstock into projects using our technology. Also, our syngas is a versatile product which can be efficiently converted into a wide variety of energy and chemical products including but not limited to industrial fuel gas, substitute natural gas, electricity, hydrogen, ammonia, and methanol. Therefore, using our technology to produce clean syngas enables a lower cost alternative than natural gas, LNG, and crude oil and this lower input cost enabled by our technology can translate into much lower operating costs for energy and chemicals production.

Our SGT technology is built on decades of research, development, demonstration, and industrial scale commercial operating experience. In order to demonstrate our technology capabilities, our initial joint venture operating projects were focused on the demonstration of our technology’s robustness via a modest scale plant at our ZZ joint venture, then later a larger scale application at our Yima Joint Venture. Our projects with the Aluminum Corporation of China (“CHALCO”), in connection with our Tianwo-SES Joint Venture, have further enhanced the commercial validation of our technology’s capabilities and strengths. We provide syngas generation technology and equipment systems from a small scale of roughly 200 metric tons per day of input coal or biomass to very large scale based on the XL3000 syngas generating system we introduced in October 2014 capable of utilizing approximately 3,000 metric tons per day of coal feedstock with syngas delivery pressures up to 55 bar. Since 2007, we have deployed SGT into five industrial facilities in China which combined utilize twelve of our syngas generation systems. We are currently developing new projects and bidding into multiple new third party projects in a variety of locations in the world.

Although all our projects since 2007 have been built in China we believe a meaningful part of our future growth will be derived from our non-China partnerships and business developments now underway. In implementing our strategy, we intend to continue to diversify our geographic concentration beyond China to other global regions. The process has already begun as evidenced by our growing Australian operations and new project development work underway related to our Australian Future Energy Pty Ltd ("AFE”) partnership and our holdings in Batchfire Resources Pty Ltd (“Batchfire”)– the owner and operator of the Callide coal mine in Queensland. In addition, we are bidding and supporting project developments in South America, Eastern Europe, India and other locations. Our Company is rich in opportunities in these areas and our partnering activities are enhancing our capabilities to pursue opportunities which we believe will provide us with revenue and income growth.

As of March 31, 2017, we had $7.0 million in cash and cash equivalents. The current balance of cash on hand is not expected to be sufficient to cover our obligations over the next twelve months based on current operating expenditure rates. We have begun implementing significant cost cutting procedures given our current liquidity situation and our change in operational focus away from China. In addition, we are aggressively pursuing short-term revenue generation activities and a variety of capital raising options which can include: the issuance of additional equity through our ATM program or other transactions, the issuance of debt or the sale of certain investments or other assets. If we cannot accomplish these tasks on commercially reasonable terms, we will pursue additional reductions in operating expenses. While we believe between our cost cutting strategies, short-term revenue generation and capital raising options, we will be able to meet our needs as they occur, no assurances can be given that we will be successful. If we are not successful in short-term revenue generation, or capital raising objectives in the future, it will cast substantial doubt on our ability to continue as a going concern. These financial statements do not include any adjustments as a result of these uncertainties.

In August 2016, the Company announced that the Company and Shandong Weijiao Xuecheng Energy Co. Ltd. (“Xuecheng Energy’) have entered into a Definitive Agreement to restructure the ZZ Joint Venture. The agreement took full effect when the registration with the government was completed on October 31, 2016. During the second quarter of fiscal 2017, the Company deconsolidated the ZZ Joint Venture and began accounting for our investment under the cost method. For purposes of these financial statements, we have classified all operations related to the ZZ Joint Venture as discontinued operations and have classified all assets and liabilities related to the ZZ Joint Venture as assets/liabilities of discontinued operations. Prior period results have been adjusted to reflect the current presentation.

Outlook

We believe the ever increasing industrialization of developing countries will drive the need for additional and cleaner energy sources and we anticipate that there will be a preference to those companies who can provide these energy sources in an economical and environmentally efficient manner. We own rights to proprietary syngas generation technology which can convert most of the world’s coal, including low-quality coal and coal waste and renewable sources such as biomass and municipal wastes, into a clean syngas. Because of our technology’s capability, the clean syngas we produce provides what we believe is a compelling low cost alternative to expensive natural gas and crude oil energy sources for production of a wide variety of energy and chemical products. While the economic prospects of our technology are not as strong in regions of the world where growth is slow or where natural gas and oil prices are very low, we believe our prospects in the many regions of the world that have expensive natural gas, LNG and crude oil or have inadequate infrastructure to deliver natural gas and LNG provide an attractive long-term outlook for us.

Historically, our operations have focused on China which has seen dramatic growth in our industry over the past twenty years and over the past ten years we have successfully grown our installed base of syngas generation systems there to a total of twelve across five projects. Today, we believe the Chinese market for syngas is shifting from rapid growth to a moderated growth rate with much more focus from the Chinese government for industrial consolidation and increasing efficiency of projects. In addition, we are seeing emerging opportunities in China for utilization of syngas in energy projects such as industrial fuel gas, SNG and electric power in addition to the traditional chemicals market. We expect China, over the long term, will remain a key market for syngas projects however we believe achieving financial results from syngas projects built in China will continue to be difficult as lower rates of returns have historically been acceptable to Chinese state owned companies and the ability for western companies like ourselves to influence outcomes in China is limited. We believe financial success in China will require unique partnerships with Chinese companies that align interests such that foreign companies like ourselves have more influence over outcomes and better aligned interest related to expected financial results. At the present time, we are de-emphasizing our China business activities as compared to our past efforts and we expect to realize reduced expenditures related to our China operations as a result. Our near-term objective is to make our Chinese operations self-sufficient either through delivering financial operating results or through asset sales in a manner that maximizes value to our shareholders.

In implementing our strategy, we intend to continue to diversify our geographic concentration beyond China to other global regions. This process has already begun as evidenced by our growing Australian operations and our project development work underway related to our Australian Future Energy (“AFE”) investment and our equity interest in Batchfire Resources Pty Ltd ("Batchfire”), the owner and operator of the Callide coal mine in Queensland. In addition, we are bidding and supporting project developments in South America, Eastern Europe, India and other locations.

Operationally we have seen an acceleration of activities in Australia. Our partnership with AFE has allowed us entry to the Australian market with a pipeline of projects that may serve to benefit the Company both in the short-term and the long-term. We intend to place more operational focus onto working with our AFE partnership to drive business results from the Australian market.

Globally, we have seen a steady shifting of the competitive landscape of syngas generation from more commonly deployed technologies that rely on expensive higher grade coals and utilize more water to technologies than can tap into the globally abundant lower quality, lower cost coals. This has generated increasing interest in our technology and its capabilities to produce syngas cleanly, efficiently and with lower water consumption for most all qualities of coal wastes as well as biomass and municipal solid waste. We believe that our technology is well positioned to address the market needs of the changing global energy landscape.

As we successfully generate orders, and build our global presence, we believe we will have opportunities to strengthen our equity positions through global project investment partnerships and platforms. We believe the largest long-term contributor to earnings from our business strategy will be through our equity holdings in partnerships, projects and related business platforms. Through partnering, we intend to manage and minimize our equity requirements, achieve project financing debt support and minimize risk through the formation of joint business enterprises which we call platforms. These project investment platforms are intended to develop multiple projects, raise low cost capital and debt, and build projects using SGT. We typically work with partners who have aligned business interest with us related to value creation and who bring or can help bring financial capabilities, such as debt guarantees and equity financing as well as local project implementation and operating expertise. Our AFE investment is an example of such a platform established to serve the Australian market. Developing business and projects entails a number of risks we must manage with our partners and our ability to access both debt and equity funding, at commercially reasonable returns, will be critical to achieving growth in the equity project development side of our business.

We believe that this is a critical time in shaping the future of our company. We have spent the past ten years commercializing our technology in China beginning at our ZZ and Yima joint ventures culminating with the latest licensed projects completed in conjunction with our Tianwo-SES joint venture for a total of five projects completed which utilize twelve of our syngas generating systems. This significant accomplishment has provided a robust demonstration of our technical capabilities at commercial scale. Building on the results from our first ten years in China, we believe we are positioned to secure new projects and related operations which in turn will lead to improved financial returns to the Company. We believe the AFE and Batchfire investments are examples of the type of undertakings that will generate financial results for the Company both in the near and long-term.

As of March 31, 2017, we had $7.0 million in cash and cash equivalents. The current balance of cash on hand is not expected to be sufficient to cover our obligations over the next twelve months based on current operating expenditure rates. We have begun implementing significant cost cutting procedures given our current liquidity situation and our change in operational focus away from China. In addition, we are aggressively pursuing strategic alternatives variety of capital raising options which can include: the issuance of additional equity through our ATM program or other open market and private placements, the issuance of debt or the sale of certain investments or other assets. If we cannot accomplish these tasks on commercially reasonable terms, we will pursue additional reductions in operating expenses. While we believe between our cost cutting strategies and strategic alternative capital raising options, we will be able to meet our needs as they occur, no assurances can be given that we will be successful. If we are not successful in short-term revenue generation, or strategic alternative capital raising objectives in the future, it will cast substantial doubt to continue as a going concern. These financial statements do not include any adjustments as a result of these uncertainties.

In addition, we may choose to raise additional capital through equity and debt financing for any new ventures that are developed, to support its existing projects and possible expansions thereof and for its general corporate purposes. We are considering a full range of financing options in order to create the most value in the context of the increasing interest we are witnessing in our proprietary technology. We cannot provide any assurance that any financing will be available to it in the future on acceptable terms or at all. Any such financing could be dilutive to its existing stockholders. If we cannot raise required funds on acceptable terms, it may not be able to, among other things, (i) maintain its general and administrative expenses at current levels including retention of key personnel and consultants; (ii) successfully develop its licensing and related service businesses; (iii) negotiate and enter into new gasification plant development contracts and licensing agreements; (iv) make additional capital contributions to its joint ventures; (v) fund certain obligations as they become due; or (vi) respond to competitive pressures or unanticipated capital requirements. In addition, we may elect to sell certain of its investments as a source of cash to develop additional projects or for its general corporate purposes.

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

Results of Operations

Three Months Ended March 31, 2017 (“Current Quarter”) Compared to the Three Months Ended March 31, 2016 (“Comparable Quarter”)

Unless noted below the results of operations are comparing Current Quarter results of continuing operations with the Comparable Quarter results from continuing operations.

Revenue. There were revenues of $22,000 for the Current Quarter which is a result of engineering studies for a customer. During the Comparable Quarter total revenues were $51,000, which resulted from engineering feasibility studies and coal testing services for a customer.

Costs of sales and plant operating expenses. There were $20,000 costs of sales during the Current Quarter, which related to the costs incurred for engineering studies for a customer. There was no cost of sales in the Comparable Quarter.

General and administrative expenses. General and administrative expenses were $2.2 million in the Current Quarter compared with $2.3 million for the Comparable Quarter. The $0.1 million decrease is the result of a reduction of employee related compensation costs from a reduction in headcount.

Stock-based expense. Stock-based expense was $0.6 million in the Current Quarter compared with $0.5 million for the Comparable Quarter. The $0.1 million increase is due primarily to an increase in the number of stock options issued during the Current Quarter as compared with the Comparable Quarter.

Depreciation and amortization. Depreciation and amortization expense for continuing operation was $9,000 for the Current Quarter compared with $51,000 for the Comparable Quarter, the $42,000 decrease is primarily due to our exclusive worldwide GTI license fee was fully amortized in August 2016.

Equity in loss of joint venture. The equity loss of joint venture was $40,000 in the Current Quarter, which related to our 39% share of the start-up losses incurred by AFE in the current period. There was no equity loss of joint venture for the Comparable Quarter.

Foreign currency gain. Foreign currency gain from continuing operation was $16,000 for the Current Quarter compared with a gain of $15,000 for the Comparable Quarter.

Nine Months Ended March 31, 2017 (“Current Period”) Compared to the Nine Months Ended March 31, 2016 (“Comparable Period”)

Unless noted below the results of operations are comparing Current Period results of continuing operations with the Comparable Period results from continuing operations.

Revenue. There were revenues of $27,000 for the Current Period resulting from engineering services revenue from a customer. During the Comparable Period total revenues were $0.4 million, which resulted from engineering feasibility studies and coal testing services for two customers.

Costs of sales and plant operating expenses. There were $22,000 costs of sales during the Current Period resulting from costs incurred for engineering services for a customer. In the Comparable Period cost of sales totaled $0.2 million, which related to the costs incurred for coal testing and engineering studies for two customers.

General and administrative expenses. General and administrative expenses were $6.9 million in the Current Period compared with $6.2 million for the Comparable Period. The $0.7 million increase is due primarily to engineering expenses and consulting fees incurred related to increased project development activities in China during the early portion of the current fiscal year.

Stock-based expense. Stock-based expense decreased by $1.5 million to $1.3 million for the Current Period, compared to $2.8 million for the Comparable Period. This decrease is due primarily to fewer stock warrants issued during the Current Period as compared with the Comparative Period and modification and replacement of certain warrants in the Comparable Period.

Depreciation and amortization. Depreciation and amortization expense for continuing operation was $57,000 for the Current Period compared with $0.2 million for the Comparable Period. The decrease is primarily related to our exclusive worldwide GTI license fee was fully amortized in August 2016.

Equity in loss of joint venture. The equity in loss of joint venture were $40,000 in the Current Period, which related to our 39% share of the start-up losses incurred by AFE. There was no equity in loss of joint venture for the Comparable Period.

Foreign currency loss. Foreign currency loss for continuing operation was $0.1 million for the Current Period compared with a loss of $0.2 million for the Comparable Period. The approximately $0.1 million foreign currency loss for the Current Period primarily resulted from the 6.8% depreciation of the yuan relative to the U.S. Dollar from June to March 2017 as compared to a depreciation of the yuan relative to the U.S. Dollar of 6% during the Comparable Period.

Gain (Loss) from discontinued operations. The gain from discontinued operations related to our ZZ Joint Venture was $1.9 million for the Current Period compared with a total loss of $2.8 million for the Comparable Period. The gain of $1.9 million was due primarily to the gain of $2.3 million recognized from deconsolidation of the ZZ Joint Venture plant in the Current Period, partially offset by $0.4 million operating loss of ZZ Joint Venture during the Current Period.

Liquidity and Capital Resources

As of March 31, 2017, we had $7.0 million in cash and cash equivalents. We currently plan to use our available cash for: (i) commercializing our technology and securing orders and associated tasks with developing our business with a prime focus on the markets of syngas for direct replacement of natural gas, syngas for producing substitute natural gas and power; (ii) securing new partners for our technology business; (iii) technology product advancement for power applications and industrial syngas; (iv) general and administrative expenses; and (v) working capital and other general corporate purposes.

The current balance of cash on hand is not expected to be sufficient to cover our obligations over the next twelve months based on current operating expenditure rates. We have begun implementing significant cost cutting procedures given our current liquidity situation and our change in operational focus away from China. In addition, we are aggressively pursuing short-term revenue generation activities and a variety of capital raising options which can include: the issuance of additional equity through our ATM program or other transactions, the issuance of debt or the sale of certain investments or other assets. If we cannot accomplish these tasks on commercially reasonable terms, we will pursue additional reductions in operating expenses. While we believe between our cost cutting strategies, short-term revenue generation and capital raising options, we will be able to meet our needs as they occur, no assurances can be provided that we will be successful. If we are not successful in short-term revenue generation, or capital raising objectives in the future, it will cast substantial doubt on our ability to continue as a going concern. These financial statements do not include any adjustments as a result of these uncertainties.

In addition, we may choose to raise additional capital through equity and debt financing for any new ventures that are developed, to support its existing projects and possible expansions thereof and for its general corporate purposes. We are considering a full range of financing options in order to create the most value in the context of the increasing interest we are witnessing in our proprietary technology. We cannot provide any assurance that any financing will be available to it in the future on acceptable terms or at all. Any such financing could be dilutive to its existing stockholders. If we cannot raise required funds on acceptable terms, it may not be able to, among other things, (i) maintain its general and administrative expenses at current levels including retention of key personnel and consultants; (ii) successfully develop its licensing and related service businesses; (iii) negotiate and enter into new gasification plant development contracts and licensing agreements; (iv) make additional capital contributions to its joint ventures; (v) fund certain obligations as they become due; or (vi) respond to competitive pressures or unanticipated capital requirements. In addition, we may elect to sell certain of its investments as a source of cash to develop additional projects or for its general corporate purposes.

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

On May 13, 2016, we entered into an At The Market Offering Agreement (the “Offering Agreement”) with T.R. Winston & Company (“T.R. Winston”) to sell, from time to time, shares of our common stock having an aggregate sales price of up to $20.0 million through an “at the marketing offering” program under which T.R. Winston would act as sales agent, which we refer to as the ATM Offering. The shares that may be sold under the Offering Agreement, if any, would be issued and sold pursuant to the Company’s $75.0 million universal shelf registration statement on Form S-3 that was declared effective by the Securities and Exchange Commission on April 21, 2016. Through May 10, 2017, we have not sold any shares of our common stock in the ATM Offering. We have no obligation to sell any of our common stock under the Offering Agreement.

We currently plan to use our available cash for: (i) expanding our technology and securing orders and associated tasks with developing our business with a prime focus on the markets of syngas for direct replacement of natural gas, syngas for producing substitute natural gas and power; (ii) securing new partners for our technology business; (iii) technology product advancement for power applications and industrial syngas; (iv) general and administrative expenses; and (v) working capital and other general corporate purposes. In addition, we may elect to sell certain of our non-revenue generating investments as a source of cash to develop additional projects or for general corporate purposes.

As of March 31, 2017, we had $7.0 million in cash and cash equivalents and $5.7 million of working capital. The following summarizes the sources and uses of cash during the Current Period:

•	Operating Activities: During the Current Period, we used $6.5 million in cash for operating activities in the Current Period compared to $6.6 million for the Comparable Period. These funds were utilized to develop our technical licensing and related services and for our general and administrative expenses.

•	Investing Activities: During the Current Period, we used $0.4 million in investing activities for investing in Australian Future Energy Pty Ltd.; used $5,000 for capital expenditures; and used $12,000 related to our ZZ Joint Venture restructuring. During the Comparable Period, we used $20,000 for capital expenditures and $0.8 million for the certificate of deposit required by the renewal of a line of credit associated with our ZZ Joint Venture.

•	Financing Activities: For the Current Period, we had a net source of cash of approximately $82,000 as compared to a net source of cash of $2.1 million in the Comparable Period. During the Current Period, we received proceeds of approximately $82,000 from the exercise of stock options. During the Comparable Period, we received proceeds of $1.0 million from the exercise of stock warrants from a warrant holder and $0.3 million from the exercise of stock options, we also used $3.1 million in financing activities to repay a line of credit associated with our ZZ Joint Venture and received $3.9 million from a line of credit associated with our ZZ Joint Venture.

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

As discussed below in November 2016, as part of an overall corporate restructuring plan, these joint ventures were combined into a single joint venture.

We own a 25% interest in the joint venture and Yima owns a 75% interest. Notwithstanding this, in connection with an expansion of the project, we have the option to contribute a greater percentage of capital for the expansion, such that as a result, we could expand through contributions, at our election, up to a 49% ownership interest in the Yima Joint Venture.

The remaining capital for the project construction has been funded with project debt obtained by the Yima Joint Venture. Yima agreed to guarantee the project debt in order to secure debt financing from domestic Chinese banking sources. We have agreed to pledge to Yima our ownership interests in the joint ventures as security for our obligations under any project guarantee. In the event that the necessary additional debt financing is not obtained, Yima has agreed to provide a loan to the joint ventures to satisfy the remaining capital needs of the project with terms comparable to current market rates at the time of the loan.

Under the terms of the joint venture agreement, the Yima Joint Venture is to be governed by a board of directors consisting of eight directors, two of whom were appointed by us and six of whom were appointed by Yima. The term of the joint venture shall commence upon each joint venture company obtaining its business operating license and shall end 30 years after commercial operation of the business license issue date, which occurred in July 2016.

We believe there is a consistent pattern of the Yima Joint Venture management not demonstrating an understanding of the methanol facility operations and not sourcing available expertise in China to improve the overall operations. We have witnessed operation of the gasifier systems at Yima with design and operating parameter deviations from our existing technology recommendations. We continue to experience a limited ability to influence the Yima Joint Venture’s operating performance.

As a result of the issues noted above, Yima’s parent company, Henan Energy Chemistry Group Company (“Henan Energy”) restructured the management of the Yima Joint Venture under the direction of the Henan Coal Gasification Company (“Henan Gasification”), which is an affiliated company reporting directly to Henan Energy. Henan Gasification currently has full authority of day to day operational and personnel decisions at the Yima Joint Venture. The ownership of the Yima Joint Venture is unchanged.

Since 2014, we have accounted for this joint venture under the cost method of accounting.  Our conclusion to account for this joint venture under this methodology is based upon our lack of significant influence in the Yima Joint Venture. The lack of significant influence is determined based upon our interactions with the Yima Joint Venture related to our limited participation in operating and financial policymaking processes coupled with our limited ability to influence decisions which contribute to the financial success of the Yima Joint Venture. With the changes in management, we continue to evaluate our level of influence over the Yima Joint Venture, which could result in us recording the Yima Joint Venture under the equity method of accounting in the future.

Current Yima Plant Operating Description

Despite initiating methanol production in December 2012, the Yima Joint Venture’s plant continued its construction through the beginning of 2016. In March 2016, the Yima Joint Venture completed the required performance testing of the SGT systems and successfully issued its Performance Test Certificate, which is the point that we considered the plant to be completed. The plant has recently faced increasing regulatory scrutiny from the environmental and safety bureaus as the plant was not built in full compliance with its original submitted designs.

In June 2016, the local environmental bureau requested that the plant temporarily halt operations to address certain issues identified by the environmental bureau. After the plant shut down operations, the Yima plant experienced an accident during maintenance activities that was unrelated to the gasification units. The Yima Joint Venture returned to operations in late November 2016.

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

The Yima Joint Venture experienced certain liquidity concerns with a series of third party bank notes due during calendar year 2016. Yima, the 75% shareholder of the Yima Joint Ventures, has been routinely providing liquidity to the Yima Joint Venture in the form of shareholder loans and in October 2016, Yima successfully refinanced, for one full year through October 2017, certain amounts which were to become due in October 2016. In addition to these refinancings, Yima is in the process of an internal restructuring of its debts and has converted a number of outstanding third party notes into shareholder loans primarily due to Yima and its related parent companies. As of March 31, 2017, the Yima Joint Venture had approximately $68.7 million of third party debt which is due starting in September 2017.

Because of the situations detailed above, our management evaluated the conditions of the Yima Joint Venture to determine whether an other than temporary decrease in value had occurred for the year ended June 30, 2016. Management determined that the decrease in value due to the then present shutdown and liquidity situation were other than temporary in nature and therefore management conducted an impairment analysis utilizing a discounted cash flow fair market valuation with the assistance of a third party valuation expert. In this valuation, significant unobservable inputs were used to calculate the fair value of the investment. The valuation led to the conclusion that the investment in the Yima Joint Venture was impaired as of June 30, 2016, and accordingly, we recorded an $8.6 million impairment for the fiscal year ended June 30, 2016.

In November 2016, the plant returned to operations. While the plant’s operations were initially in line with our expectations, due to recent operational issues, production has fallen below our expectations over the past two months. Yima’s management has plans in place to increase the operational efficiency of the plant. If Yima management is not able to increase its operational effectiveness over the next quarter, we anticipate further impairments of our investment in the future. However given, the return to operations, a favorable market environment for methanol, and the internal refinancing of certain third party debt, management determined that there has not been an other than temporary impairment in the value of our Yima investment during the nine months ended March 31, 2017. The carrying value of our Yima investment was approximately $26.2 million as of both March 31, 2017 and June 30, 2016. We continue to monitor the Yima Joint Venture and could record an additional impairment in the future if operating conditions improve to meet our expectations, or if the liquidity situation worsens.

Tianwo-SES Clean Energy Technologies Limited (the “Tianwo-SES Joint Venture”)

Joint Venture Contract

In February 2014, SES Asia Technologies Limited, one of our wholly owned subsidiaries, entered into a Joint Venture Contract (the “JV Contract”) with Zhangjiagang Chemical Machinery Co., Ltd., which subsequently changed its legal name to Suzhou Thvow Technology Co. Ltd. (“STT”), to form the Tianwo-SES Joint Venture. The purpose of the Tianwo-SES Joint Venture is to establish the Company’s gasification technology as the leading gasification technology in the Tianwo-SES Joint Venture territory (which is China, Indonesia, the Philippines, Vietnam, Mongolia and Malaysia) by becoming a leading provider of proprietary equipment and engineering services for the technology. The scope of the Tianwo-SES Joint Venture is to market and license our gasification technology via project sublicenses; procurement and sale of proprietary equipment and services; coal testing; and engineering, procurement and research and development related to the technology. STT contributed 53.8 million yuan in April 2014 and was required to contribute an additional 46.2 million yuan within two years of such date for a total contribution of 100 million yuan (approximately $14.5 million) in cash to the Tianwo-SES Joint Venture, and owns 65% of the Tianwo-SES Joint Venture.

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

The Tianwo-SES Joint Venture is required to establish an Intellectual Property Committee, with two representatives from the Tianwo-SES Joint Venture and two from SES. This Committee shall review all improvements and protection measures and recommend actions to be taken by the Tianwo-SES Joint Venture in furtherance thereof. Notwithstanding this, each party is entitled to take actions on its own to protect intellectual property rights. As of March 31, 2017 that committee was yet to be formed.

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

In July 2016, CESI’s executive management changed after a restructuring agreement and the entrance of a new shareholders. We have been in contact with the new management team and we have been told that CESI will evaluate the economics of the projects discussed above and will make its decision to continue in the projects based upon their views of the projects’ economics. The agreement may be terminated by either party if development work was not completed by March 23, 2017. CESI has not completed any development work on any projects and therefore the contract may be terminated by either party. At this point in time, neither party has exercised their right to terminate the agreement.

If CESI were to not continue to participate in these projects, it could cause delays as we seek replacement partners and alternative funding sources. Alternatively given our shift away from the China market, we may decide to discontinue the Dongying Projects mentioned below. We can provide no assurances as to the level of involvement which CESI will have in the projects in the future but if we decide to continue the project, we believe that we will be able to find a replacement partner should CESI decide not to participate.

Dongying Projects

In May 2016, we announced the first of our projects on the platform discussed above. The project will use SGT to produce lower-cost hydrogen in the Lijin County Binhai New District industrial park in Dongying, Shandong Province. The build-out consists of three projects completed in phases with an estimated preliminary total investment to be approximately 2 billion yuan ($290 million). In June 2016, we signed an investment and cooperation agreement with Shandong Dongying Hekou District Government. The project will use SGT to produce lower-cost hydrogen needed for clean fuels production by refineries at the Hekou Blue Economy Industrial Park Project in Dongying City, Shandong Province. The build-out consists of multiple phases with an estimated preliminary total investment to be approximately 550 million yuan ($79.7 million).

At the present time, we have not substantially completed the work necessary to commence these projects and may be unable to secure the exclusive offtake agreements contemplated in these contracts. Given our current strategic focus away from China operations, we may elect to not go forward with this project.

AFE

In May 2015, we established AFE together with an Australian company, Ambre Investments PTY Limited (“Ambre”). AFE is an independently managed Australian business platform established for the purpose of developing, building and owning equity interests in chemical and energy manufacturing facilities in Australia utilizing resources such as waste coals, renewable biomass and municipal wastes. Additionally, AFE is acquiring ownership positions in these Australian resources in order to secure a long-term source of feedstock for its projects and has completed the creation and spin-out of Batchfire (as discussed below), which now owns the large operating Callide coal mine in Queensland. Also, in April 2017 AFE completed the acquisition of the mine development lease related to the 270 million ton resource near Pentland, Queensland.

In forming AFE, we contributed conditional exclusive access to SGT in Australia via a Master Technology Agreement and we received our ownership interest in AFE. The Master Technology Agreement also states SES will share a portion of its earned license fee with AFE, and AFE will exclusively use SES technology while SES will exclusively use AFE as its channel to the Australian market.

In addition to the initial technology transfer, we have been contributing engineering support for AFE’s business development while Ambre has contributed cash. In fiscal year 2016, we recognized approximately $0.2 million in related party consulting services provided to AFE. In January 2017, the Company elected to increase its ownership interest in AFE by contributing approximately $0.4 million of cash in additional equity. At March 31, 2017, we owned approximately 39% of AFE and the carrying value of AFE was $0.3 million as of March 31, 2017.

Because of the early stage business development expenses incurred by AFE, the carrying value of AFE was zero as of June 30, 2016. Under the equity method of accounting, losses in the venture are not recorded if the losses cause the carrying value to be negative and there is no requirement of the Company to contribute additional capital. Had the Company recognized its share of the losses related to the venture, the Company would have recognized additional losses of approximately $0.4 million from inception to date.

AFE is currently evaluating project opportunities that would use SGT and recently signed agreements with SES to provide certain license and engineering services, as they begin the initial scoping of potential projects. AFE plans to utilize the unmarketable coal from the Callide mine discussed below to responsibly manufacture energy or chemical products.

Batchfire

Because of AFE’s early stage business development efforts associated with the Callide coal mine in Central Queensland, Australia, AFE created Batchfire. Batchfire was a spin-off company for which ownership interest was distributed to the existing shareholders of AFE and to the new Batchfire management team in December 2015. Batchfire is registered in Australia and was formed for the purpose of purchasing the Callide thermal coal mine from Anglo-American plc (“Anglo-American”). The acquisition of the Callide thermal coal mine from Anglo American was completed in October 2016. The Callide mine is a mature and significantly sized coal producer with substantial recoverable thermal coal reserves. After the transaction on October 31, 2016, which included the infusion of additional capital by certain shareholders, the Company owns an approximately 11% interest in Batchfire. Because of the nature of our contributions in AFE, the carrying value of our investment in Batchfire was zero as of March 31, 2017 and June 30, 2016.

Batchfire has implemented its mining plan at the Callide mine which has resulted in increased output from the mine while continuing to lower per unit mining costs. We believe that this plan will continue to improve the overall financial results of the mine.

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

We are required to make an annual payment to GTI for each year of the term, with such annual payment due by the last day of January of the following year; provided, however, that we are entitled to deduct all royalties paid to GTI in a given year under the GTI Agreement from this amount, and if such royalties exceed the annual payment amount in a given year, we are not required to make the annual payment. . During the current year, GTI agreed to defer $0.4 million of its 2016 payment until May 15, 2017. We must also provide GTI with a copy of each contract that we enter into relating to a U-GAS® system and report to GTI with our progress on development of the technology every six months.

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

Foreign currency risk

We conduct operations in China and Australia where our functional currency is denominated in their local currencies. Our consolidated financial statements are expressed in U.S. Dollars ("USD") and will be negatively affected if foreign currencies, depreciate relative to the USD. For example, there has recently been intense pressure on the RMB due to the devaluation by China’s central bank. We cannot predict at this time when prices will stabilize or recover.

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

Historically, the majority of our revenues are derived from the sale of methanol in China. We do not have long term off take agreements for these sales, so revenues fluctuate based on local market spot prices, which have historically faced significant volatility. In addition, the financial results of our investment in Batchfire is dependent on the price of coal, a market which has seen steady improvement over the past twelve months.

Our liquidity and capital resources may be materially adversely affected if market conditions are not favorable, and we are unable to obtain satisfactory prices for these commodities or if prospective buyers do not purchase these commodities.

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

In light of the material weakness described above, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2017.

Management has taken immediate steps to address and improve our controls over our internal controls over the valuation of cost method investments and a remediation plan has been put into place.  We have developed an implementation plan for the new processes and controls to remediate the material weakness identified.  While we believe we had the necessary controls as of March 31, 2017, we will not be able to conclude the material weakness has been remediated until we are able to test its operational effectiveness as we must maintain such effectiveness over multiple quarters to ensure full remediation.  We expect to test the controls and conclude as to whether the material weakness has been remediated during the fourth quarter of fiscal year 2017.

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

Changes in Internal Control Over Financial Reporting

Outside of the remediation efforts discussed above, there have been no changes in our internal control over financial reporting during the nine months ended March 31, 2017 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

The current balance of cash on hand is not expected to be sufficient to cover our obligations over the next twelve months based on current operating expenditure rates. We have begun implementing significant cost cutting procedures given our current liquidity situation and our change in operational focus away from China. In addition, we are aggressively pursuing short-term revenue generation activities and a variety of capital raising options which can include: the issuance of additional equity through our ATM program or other transactions, the issuance of debt or the sale of certain investments or other assets. If we cannot accomplish these tasks on commercially reasonable terms, we will pursue additional reductions in operating expenses. While we believe between our cost cutting strategies, short-term revenue generation and capital raising options, we will be able to meet our needs as they occur, no assurances can be given that we will be successful. If we are not successful in short-term revenue generation, or capital raising in the future, it will cast substantial doubt on our ability to continue as a going concern. These financial statements do not include any adjustments as a result of these uncertainties.

We will require substantial additional funding, and our failure to raise additional capital necessary to support and expand our operations could reduce our ability to compete and could harm our business.

As of March 31, 2017, we had $7.0 million in cash and cash equivalents. We currently plan to use our available cash for (i) expanding our technology and securing orders and associated tasks with developing our business with a prime focus on the markets of syngas for direct replacement of natural gas, syngas for producing substitute natural gas and power; (ii) securing new partners for our technology business; (iii) technology product advancement for power applications and industrial syngas; (iv) general and administrative expenses; and (v) working capital and other general corporate purposes.

We do not currently have all of the financial resources to fully develop and execute on all of our other business opportunities; however, we intend to finance our development through paid services, technology access fees, and equity financings and by securing financial and strategic partners focused on development of these opportunities. We can make no assurances that our business operations will provide us with sufficient cash flows to continue our operations. We will need to raise additional capital through equity and debt financing for any new ventures that are developed, to support our existing projects and possible expansions thereof and for our corporate general and administrative expenses. Uncertainty in the global economy will have a significant impact on the ability of our partners to provide financing. We may consider a full range of financing options in order to create the most value in the context of the increasing interest we are witnessing in our proprietary technology.

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

We may not be successful in developing our business platform in Australia.

All of our business in Australia is currently being conducted AFE and as such, we are dependent on the ability of AFE to grow and develop its pending and contemplated projects. We will only receive fees for projects with AFE when agreed milestones across the development, design, construction, start-up and operations of the project are achieved. These projects will have a number of risks and could present unexpected challenges, including the existence of unknown potential disputes, liabilities or contingencies that arise during or after the development of the project. We cannot assure you that AFE will satisfy the conditions required to achieve these milestones or that AFE will be able to enter into relationships with partners which can finance and develop the projects to completion. The failure to achieve the milestones or for the projects to be fully developed would have a material adverse effect on our business and results of operation.

We may be subject to future impairment losses due to potential declines in the fair value of our assets.

Because of the current operating and liquidity concerns ongoing at the Yima Joint Ventures, our management evaluated its investment in the Yima Joint Ventures to determine whether an other than temporary decrease in value had occurred for the year ended June 30, 2016. Management determined that the decrease in value due to the shutdown and liquidity situation are other than temporary in nature and therefore management conducted an impairment analysis utilizing a discounted cash flow fair market valuation with the assistance of a third party valuation expert. In this valuation, significant unobservable inputs were used to calculate the fair value of the investment. The valuation led to the conclusion that the investment in the Yima Joint Ventures was impaired as of June 30, 2016 and accordingly we recorded an $8.6 million impairment for the fiscal year ended June 30, 2016. The carrying value of our Yima investment was approximately $26.2 million as of both March 31, 2017 and June 30, 2016. We continue to monitor the Yima Joint Ventures and could record an additional impairment in the future if operating conditions do not meet our current expectations, or if the liquidity situation worsens.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Number	Description of Exhibits
10.1+	Amendment to Consulting Agreement between the Company and Robert Rigdon dated February 15, 2017 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8- K filed on February 22, 2017).
31.1*	Certification of Chief Executive Officer of Synthesis Energy Systems, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer of Synthesis Energy Systems, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer of Synthesis Energy Systems, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2*	Certification of Chief Financial Officer of Synthesis Energy Systems, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

_____________________________

+	Management contract or compensatory plan or arrangement.

*	Filed herewith.

**	In accordance with Rule 406T of Regulation S-T, the XBRL information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNTHESIS ENERGY SYSTEMS, INC.

Date: May 12, 2017	By:	/s/ DeLome Fair
DeLome Fair President and Chief Executive Officer

Date: May 12, 2017	By:	/s/ Scott Davis
Scott Davis Chief Accounting Officer, Principal Financial Officer and Corporate Secretary

