Form 10-K
period 2017-06-30
SYNTHESIS ENERGY SYSTEMS INC
filed 2017-10-25
CIK 1375063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2017

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

Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $68.7 million on December 31, 2016. The registrant had 87,542,390 shares of common stock outstanding on October 12, 2017.

1

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required to be disclosed in Part III of this report is incorporated by reference from the registrant’s definitive Proxy Statement for the 2017 Annual Meeting of Stockholders, which will be filed not later than 120 days after the end of the fiscal year covered by this report.

2

Forward-Looking Statements

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. All statements other than statements of historical fact are forward-looking statements and are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected. Among those risks, trends and uncertainties are the ability of Batchfire Resources Pty Ltd (“BFR”) and Australian Future Energy Pty Ltd (“AFE”) management to successfully grow and develop their Australian assets and operations, including Callide and Pentland; the ability of BFR to produce earnings and pay dividends; our ability to raise additional capital; our indebtedness and the amount of cash required to service our indebtedness; our ability to develop and expand business of the TSEC joint venture in the joint venture territory; our ability to develop our power business unit and our other business verticals, including DRI steel, through our marketing arrangement with Midrex Technologies, and renewables; our ability to successfully develop the SES licensing business; the ability of our project with Yima to produce earnings and pay dividends; the economic conditions of countries where we are operating; events or circumstances which result in an impairment of our assets; our ability to reduce operating costs; our ability to make distributions and repatriate earnings from our Chinese operations; our ability to maintain our listing on the NASDAQ Stock Market; our ability to successfully commercialize our technology at a larger scale and higher pressures; commodity prices, including in particular natural gas, crude oil, methanol and power, the availability and terms of financing; our customers’ and/or our ability to obtain the necessary approvals and permits for future projects; our ability to estimate the sufficiency of existing capital resources; the sufficiency of internal controls and procedures; and our results of operations in countries outside of the U.S., where we are continuing to pursue and develop projects. Although SES believes that in making such forward-looking statements our expectations are based upon reasonable assumptions, such statements may be influenced by factors that could cause actual outcomes and results to be materially different from those projected by us. SES cannot assure you that the assumptions upon which these statements are based will prove to be correct.

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

PART I

Item 1. Description of Business

General

We are a global clean energy company that owns proprietary technology for the low-cost and environmentally responsible production of synthesis gas (“syngas”). Syngas produced from our technology is a mixture of primarily hydrogen, carbon monoxide and methane, is used for the production of a wide variety of high-value clean energy and chemical products, such as substitute natural gas, power, methanol and fertilizer. Since 2007, we have built five projects in China which utilize twelve of our proprietary gasification systems. These projects have demonstrated the unique capabilities of our technology to provide low-cost syngas with lower-cost to build, efficient operations and environmentally responsible attributes. Over the past 10 years, we have focused primarily on the successful demonstration and commercialization of our technology. Our current focus is on leveraging our unique proven technology capabilities to form value accretive regional business platforms in stable and dependable regions of the world, creating the necessary commercial structures and financing approaches which we believe will deliver attractive financial results. Our business model is to create value growth via these regional platforms, through the generation of earnings, from the licensing of our proprietary technology and the sale of proprietary equipment, and through income from equity ownership in clean energy and chemical production facilities that utilize our technology. It is also our strategy to further the commercial success of these regional business platforms by working simultaneously to link low-cost local coal or renewable resources to the projects that are being developed through ownership in resources, and through contractual relationships.

We believe our business proposition is compelling due to our ability to generate lower cost syngas in a clean and responsible manner utilizing coal, coal wastes, renewable biomass and municipal wastes for the production of clean energy and chemicals. For example, our target regions of Australia, Eastern Europe, the Americas and China/Asia are heavily exposed to elevated natural gas pricing today due primarily to inadequate gas supplies or, in the case of Australia, due to the significant number of operating LNG projects with long-term LNG supply commitments into Asia. Australia is also uniquely challenged with an increasingly unsustainable decline in the ratio of conventional base-load power to intermittently available solar and wind power due to shutdowns of older coal power stations.

It is our goal to partner with established local expertise to form regionally focused growth platforms. We cooperate with partners who can bring strong local knowledge of the markets and government influences and who have the expertise required for project development, project financing, and fundraising to deliver financial results for the platforms. At present, we have completed the formation of our first regional platform in Australia, Australian Future Energy (“AFE”), and are in detailed negotiations on the development of a second similarly structured platform in Eastern Europe.

We operate our business from our headquarters located in Houston, Texas and our offices in Shanghai, China. Additionally, our investments in Australia have independent operations in Brisbane, Australia.

Syngas as an Alternative to Conventional Energy Sources

Our syngas can provide a competitive alternative to other forms of energy such as natural gas, LNG, crude oil and conventional utilization of coal in boilers for power generation. Such competing technologies include reforming of natural gas for chemicals and hydrogen production, oil refining for fuels production, petroleum byproducts for plastics, precursors such as olefins and conventional natural gas, fuel oil and coal combustion in power generation equipment and other industrial applications.

The competitive advantage of our syngas is primarily driven by the price and lack of availability of natural gas, LNG and crude oil. As such, our syngas can provide a lower cost energy source in markets where coal, low quality coal, coal wastes, biomass and municipal wastes are available and where natural gas, LNG and crude oil are expensive or constrained due to lack of infrastructure such as distribution pipelines and power transmission lines, such as Asia, Eastern Europe, and parts of South America, while conversely in markets with relatively inexpensive natural gas, LNG and crude oil, we do not anticipate new syngas capacity additions.

The figure below shows a comparison of the cost of energy from our syngas, our competitor’s syngas, and traditional energy resources. Because our technology can utilize the lowest cost feedstocks, notated on the figure as SES Coal, and has the benefit of lower capital costs, we believe that our cost of syngas is lower than our competitor’s cost of syngas, and significantly lower than natural gas prices in many parts of the world. Since our syngas is made from coal, coal wastes, renewable biomass or municipal wastes, we provide lower exposure to risks from price volatility versus more traditional sources of energy and chemical feedstock (oil and natural gas).

In addition to economic advantages, we believe our syngas also provides an environmentally responsible option for manufacturing chemicals, hydrogen, industrial fuel gas and can provide a cleaner option for the generation of power from coal as it minimizes both air and solid environmental emissions, in addition to utilizing less water.

Production of chemicals and hydrogen require exceptionally pure syngas with low parts per million levels of constituents such as sulfur to meet the ultimate chemical and hydrogen product specifications. The syngas produced by our technology is easily processed through a variety of commercially available technologies to remove these contaminants and in the case of sulfur this syngas cleaning process produces a saleable sulphur by-product.

The processes for producing exceptionally pure syngas required for chemicals and hydrogen production can significantly benefit syngas as a clean fuel source for industrial fuel gas and power production. Because our syngas can be processed to remove pollutants such as sulfur and mercury from the syngas prior to the combustion of the syngas to generate power, our syngas can generate power with similar levels of criteria pollutants as power derived from natural gas and much lower than power derived from traditional coal burning technologies.

The commercial technologies that are used for sulfur and carbon dioxide (“CO2”) removal from syngas work much more effectively than removing these constituents from traditional coal boiler exhaust gas. Therefore, the cost to remove sulfur and CO2 for our syngas is significantly lower than cleaning these contaminants from coal boiler flue gas. In addition, when using pre-combustion syngas processing, the syngas processing technologies can achieve a deeper level of contaminant reduction resulting in lower emissions. When the CO2 is removed at elevated pressures and pre-combustion, the CO2 is much better suited for economically viable utilization, such as enhanced oil recovery and the production of urea fertilizer.

As for other pollutants such as nitrous oxide (“NOx”) and particulate matter (“PM”) emissions, with power derived from our syngas, the syngas stream is typically being combusted in a gas turbine to generate power, this type of power production produces significantly lower amounts of NOx and PM than that of coal combustion technology and can be similar to levels achieved with natural gas combustion. Because coal boiler technology burns coal directly there are larger amounts of NOx and particulate matter being generated. This requires expensive post combustion removal technologies on the high-volume boiler exhaust “flue” gas stream to lower the NOx and PM emissions. Even when using these post combustion technologies, coal boiler technologies are highly challenged (and potentially incapable, depending upon the coal qualities) of achieving the low emissions of sulfur oxides (“SOx”), NOx, mercury, and PM that are easily achievable with coal gasification derived power. If legislation restricting the emissions SOx, NOx, or other PM emissions become more stringent, as is occurring in certain developing nations, coal gasification derived power will become cost competitive with traditional coal fired boilers.

Today, much focus has been placed on emissions of CO2 as a global warming gas and coal burning technologies such as traditional coal to power and coal usage as an industrial energy source have come under much closer scrutiny. Although legislation and consistent regulations regarding CO2 emissions is largely absent in the global market place, there are wide spread incentives in many countries to adopt technologies that do not burn coal. Our gasification technology chemically converts coal and other solid carbonaceous materials to syngas without combustion and our syngas can contain much lower levels of traditional pollutants such as SOx, NOx and PM.

We believe the growing energy demands of the world, which are largely based on GDP growth, combined with the rate that many countries are  lifting their populations out of poverty, will require responsible use of coal for many decades to come. Our gasification technology inherently separates CO2 from our syngas and this CO2 is readily available for capturing. However, we believe capturing CO2 will not occur in the global market place without robust legislation to put regulations in place that control CO2 emissions. Should such regulations be implemented then we believe future coal gasification derived power generation will be significantly advantaged over coal combustion technologies. Furthermore, it will be less costly to retrofit a gasification derived power facility to comply with increased regulation in the future. However, the absence of regulation on conventional coal based technology may delay adoption of coal gasification technologies, especially in the power generation market.

In terms of water consumption, it has been shown in multiple studies sponsored by the U.S. Department of Energy, Electric Power Research Institute, and others that a plant designed to convert coal to power using gasification technology will use about 30% less water than a similar sized plant that burns coal directly.

Target Markets

World population is expected to increase by 1.5 billion reaching 8.8 billion by 2035 and global GDP is predicted to almost double over the next 20 years as more than 2 billion people emerge from poverty. This places a large demand on energy which, despite improvements in energy efficiency, is predicted to increase on the order of 30% over this time period, according to the BP Energy Outlook 2017 edition. While assessing target markets in relation to the deployment of our gasification technology into global projects, we believe our ability to produce a competitively priced and environmentally responsible syngas as an alternative to natural gas and LNG positions us as a syngas energy alternative that bridges between coal markets based on traditional coal burning and the growing natural gas and LNG markets. Thus, while coal is expected to decline as part of global energy consumption, natural gas and LNG are expected to dramatically rise over the same time period. We believe this shift from coal burning offers a compelling opportunity for our technology to utilize the lowest cost coals to produce a clean syngas which can be economically advantaged over LNG in markets where LNG imports are expected to rise such as Asia/ China and Europe. The shift in the global fuel mix is expected to continue over the next 20 years with renewables, nuclear, and hydroelectric expected to account for half this growth. Nevertheless, oil, gas and coal will remain the primary sources of energy making up 85% of all energy supply in 2035, according to the BP Energy Outlook 2017 edition.

Against this market backdrop, we believe there will be increasing demand for new global syngas capacity from coal conversion technologies such as ours. We can see the acceleration of interest in syngas as an energy source by examining the number of global projects either under construction or planned through 2019.

While traditional uses of gasification technology have predominantly been driven by the chemicals industry, we believe new growth will be within the chemicals industry but will also come from utilization of syngas as a source of industrial fuel gas, SNG and power generation. For example, the global share of energy for power generation is expected to rise to 47% by 2035, according to the BP Energy Outlook 2017 edition, as consumer preference shift towards electricity. Our technological ability to utilize coal in a clean manner to produce syngas for either power generation or a replacement alternative for natural gas and LNG affords us the opportunity to be part of meeting these global energy needs.

We believe that our technology is well positioned to be an important solution that addresses the market needs of the changing global energy landscape. Our gasification technology is unique in its ability to provide an economic, efficient and environmentally responsible alternative to many energy and chemical products normally derived from natural gas, LNG, crude oil, and oil derivatives.

Our target markets focus primarily on lower quality coals, biomass and municipal waste where our gasification technology allows energy in the widest range of feedstocks to be unlocked and converted into flexible and valuable syngas. We offer a compelling advantage because of our ability to use such a wide range of solid fuel natural resources. Without our technology, regions where lignite coal, high moisture coal, high ash coal and/or high fines coals exist may face technology barriers which will prevent those resources from being used in energy production. Our technology can transform most of these natural resources into a valuable and flexible syngas product. This clean syngas product can then be used in place of natural gas and oil for making most energy and chemical products.

Because of these market dynamics, we believe our gasification technology has broad strategic importance to:

1)	Countries and regions with developing economies which have their own low cost domestic coal resources or easy access to imported low cost coal. Such countries and regions need access to low cost clean energy and chemical products to grow and in some cases to provide basic necessities that improve the health and well-being of their populations. These regions have limited access to affordable alternate energy sources like natural gas and oil, and can benefit from economic growth by using the lowest cost energy resources such as low cost domestic or imported coal for the production of vital products. Many Asian countries expect to see a surge in expensive imported LNG and a need to utilize their domestic coal to meet their energy product demand increase.

2)	Countries which possess significant low-cost coal resources such as Australia and those in South America and Eastern Europe which also have a strategic need and desire to produce clean and affordable energy and chemicals from their own domestic resources.

3)	Existing operating companies which deploy their own technologies for energy and/or chemicals production or who rely upon oil and natural gas for their industrial applications. These technologies have been well established for use with oil and natural gas resources but are constrained from growing in parts of the world where the oil and natural gas feedstocks are either not readily available due to missing infrastructure and/or very expensive such as LNG in much of Asia. Integrating those establish technologies with our technology opens these technologies to a new low cost natural resource in low quality coals thereby transforming the economic opportunity. Such is the case for example in producing power, methanol, DRI steel product, ammonia and urea for fertilizers and many transportation fuels such as gasoline, diesel and jet fuel.

4)	Developed countries such as the United States and Western Europe who are searching for a viable solution for growing biomass and municipal solid waste disposal issues and could also benefit from additional renewable resources.

While we are actively pursuing a global strategy, our historical geographical operational focus has been on the China market. The development of the modern coal chemical industry in China depended mainly on the country’s resource possession status: coal-rich, oil-lean and gas-lacking, and has also been driven by the vast and increasing demand for clean energy and chemical products. Coal has been and is predicted to continue to be the most widely used natural resource for energy production in China.

Today, our business plan is intended to build on our past technical successes in China and our value opportunity is based primarily on leveraging the unique aspects of our technology. We intend to do this by bringing our alternative clean and lower cost energy and chemicals solution to markets with expensive natural gas and LNG with adequate demand growth and suitable energy product prices to allow for attractive investment returns. Over the past 10 years we have focused primarily on the successful demonstration and commercialization of our technology. Our current focus is on leveraging our unique proven technology capabilities to form value accretive regional business platforms in stable and dependable regions of the world and creating the necessary commercial structures and financing approaches which we believe will deliver attractive financial results.

We are expanding our targeted global markets to include a focus on Australia and Eastern Europe where each have unique market dynamics where we believe we can deploy our technology into projects. While Australia is rich in LNG it has a significant number of operating LNG projects with long-term LNG supply commitments into Asia and needs to continue the responsible development of its own rich coal resources. We believe Australia is also challenged with an increasingly unsustainable decline in the ratio of conventional based load power to intermittently available solar and wind power due to shutdowns of older coal-power stations. This imbalance is creating high power prices and the resultant market demand for cleaner coal and natural gas power for base load. Eastern Europe is growing its dependence on LNG and has large quantities of coal. Countries such as Poland are seeking clean, responsible coal based alternatives to higher priced LNG and Russian natural gas imports. Poland also has vast quantities of waste coal which have been increasing over time as it mined coal for traditional power generation. We believe this waste coal opportunity in Poland provides a unique opportunity for our technology to utilize these low-cost waste coal stockpiles in projects.

In addition to these markets we are evaluating and bidding new opportunities in the Americas such as in southern Brazil where natural gas prices are high and there are meaningful quantities of low quality coal and in the Caribbean where industrial power prices are high ranging from $100 per MW-HR to $350 per MW-HR due to heavy reliance on diesel fired generation and the long term expensive outlook for LNG based power.

Relationships with Strategic Partners and Business Verticals

As part of our overall strategy, we intend to (i) continue to form new strategic regional and market-based partnerships or business verticals; (ii) grow our existing partner relationships where our technology offers advantages; and (iii) through cooperation with these partners, grow an installed base of projects. Through collaborative partnering arrangements, we believe we will gain industry acceptance and market share much faster than entering these markets alone. In addition to regional growth platforms, we are continuing to evaluate and develop our business in markets such as power, steel, fuels, substitute natural gas, chemicals and renewables which can benefit from deploying our technology offering to create these products from low cost coal and renewable feedstocks. We are developing these market-based business vertical opportunities together with strategic partners which have established businesses or interests in these markets with the goal of growing and expanding these businesses by partnering with us and deployment of our technology offering. We understand the need to partner in certain markets, and plan to do so with companies that we believe can help us accelerate our business. Our partnering approach in some cases is country specific and in other cases is industry or market segment specific. Additionally, where strategic relationships and capital and/or financing is available, we may acquire operating assets with potential to generate near term earnings and provide us with advantages in deploying our technology.

In February 2014, we formed the Tianwo-SES Joint Venture. The purpose of this strategic partnership is to establish our gasification technology as the leading gasification technology in the Tianwo-SES Joint Venture territory (which is China, Indonesia, the Philippines, Vietnam, Mongolia, and Malaysia) by becoming a leading provider of proprietary equipment and engineering services for the technology. The scope of the Tianwo-SES Joint Venture is to market and license our gasification technology via project sublicenses; procurement and sale of proprietary equipment and services; coal testing; and engineering, procurement and research and development related to the technology.

In 2014, we established Australian Future Energy Pty Ltd together with an Australian company, Ambre Investments PTY Limited (“Ambre”). AFE is an independently managed Australian business platform established for the purpose of building a large-scale, vertically integrated business in Australia based on developing, building and owning equity interests in financially attractive and environmentally responsible projects that produce low cost syngas as a competitive alternative to expensive local natural gas and LNG. The project undertakings by AFE are expected to produce syngas for the markets of industrial fuel gas such as aluminum manufacturing, cement making and ore processing as well as power generation, chemicals and fertilizers. The syngas is expected to be produced from local coal and renewable resources where AFE is acquiring ownership positions in the resources or creating long-term priced contracts for secure sources of low-cost feedstock for its projects, and for direct local and seaborne export markets. In 2016, AFE completed the creation and spin-off of Batchfire Resources Pty Ltd, which now owns the operating Callide coal mine in Queensland. AFE is currently evaluating multiple project opportunities that would use SGT and plans to down select to two projects to move forward with full project development activities.

In July 2015, we entered into a Project Alliance Agreement that expands our exclusive relationship with Midrex Technologies for integration and optimization of DRI technology using coal gasification. Midrex has taken the lead in marketing, sales, proposal development, and project execution for coal gasification DRI projects as part of the new project alliance. Midrex may also lead the construction of the fully integrated solution for customers who desire such an execution strategy. We will provide the DRI gasification technology for each project including engineering, key equipment, and technical services. The agreement includes finalization of an engineering package for the optimized coal gasification DRI solution. Prior to the Project Alliance Agreement, we also entered into an exclusive agreement with Tianwo-SES and Midrex for the joint marketing of coal gasification-based DRI facilities in China. These facilities will combine our gasification technology with the Direct Reduction Process of Midrex to create syngas from low quality coals in order to convert iron ore into high-purity DRI. Tianwo-SES will aid in the marketing of these DRI facilities in China and will supply the gasification equipment and licensing of the technology.

We believe the distributed power segment offers opportunity over time to provide meaningful sales for our gasification technology and equipment systems, and we intend to continue to develop this opportunity. We have developed our iGAS power generation plant concept design which pairs our technology with leading gas turbine technology at distributed power plant sizes. As such, we anticipate collaboration with original equipment manufacturers related to the supply of aero-derivative gas turbines, small scale multi-use industrial gas turbines and gas engines.

In November 2015, we announced the signing of a Global Business and Market Development Alliance with China Coal Research Institute (“CCRI”), a subsidiary of China Coal Technology & Engineering Group Corporation (“CCTEG”). The agreement is intended to deliver global clean energy technology projects that dovetail with the Chinese government's One Belt, One Road (“OBOR”) "Going Out" strategy and use our gasification technology. Today CCRI’s parent company CCTEG is not placing its business priorities on the deployment of gasification into OBOR projects and has been more focused on the development of international and domestic coal mines and the supply of coal mining equipment. While CCTEG and the OBOR long-term objectives may return to including large scale gasification projects, we do not believe this cooperation will result in the development of new projects for us in the near term. However, we intend to maintain our relationship with CCTEG and CCRI as CCRI’s current plans may prove mutually beneficial over time.

Overview of Our Gasification Process

Our gasification technology uses oxygen, steam and heat to extract carbon and hydrogen from a wide variety of feedstocks. The gasifier utilizes a partial oxidation process where the carbon and hydrogen atoms are converted to a gaseous form that includes compounds such as hydrogen (“H2”), carbon monoxide (“CO”) and methane (“CH4”). Other components of syngas include water vapor (“H2O”), CO2, inert compounds such as nitrogen, and trace compounds derived from other materials in the feedstock.

Syngas is a valuable and extremely versatile intermediary product which can provide production costs that are lower than using traditional crude oil or natural gas, especially in areas where these resources are costly or not readily available. Syngas can be readily converted into a wide range of fundamental energy and chemical products. These products include but are not limited to electricity, substitute natural gas (“SNG”), transportation fuels such as gasoline, diesel and jet fuel, chemicals such as methanol, olefins, glycols, ammonia and urea for agricultural fertilizers and feedstocks for steel making.

SES Gasification Technology

Generates Syngas Used for the Production of a Variety of Energy and Chemical Products

Low Grade Coal
Biomass
MSW
Synthesis Gas
(Syngas)
(CO+ H2)
SES
Ash
CO2
Syngas
Processing
SULFUR
H2 for Cleaner Fuels
Industrial Fuels
iGAS Power
SNG
Chemicals
& Fertilizers
Diesel &
Naphtha
DRI for Steel
Production
Low Value
Feedstock
SES Gasification
Processing
$3-6 per MMBTU
Cost of Syngas(1)
High Value
End Products

The origination of our technology is the U-GAS® gasification technology, developed in the mid-1970’s. In 1975, the Gas Technology Institute (“GTI”), a leading non-profit energy technology research and development organization serving the gas industry headquartered in Chicago, Illinois, developed a fluidized bed gasification technology trademarked as U-GAS®. In 2004, we obtained our first license for the U-GAS® gasification technology from GTI. That license has evolved and expanded over the years. Our current U-GAS® license grants us the exclusive worldwide right to manufacture, make, use and sell both U-GAS® coal gasification systems and coal and biomass mixture (with coal content exceeding 60% by weight) gasification systems, and a non-exclusive right to manufacture 100% biomass gasification systems and coal and biomass mixtures (with biomass content exceeding 40% by weight) gasification systems. We also have rights to sublicense U-GAS® systems to third parties for coal, coal and biomass mixtures, and 100% biomass projects (subject to the approval of GTI, which approval shall not be unreasonably withheld), with GTI and us to share the revenue from such third-party licensing fees based on an agreed percentage split. Our license had an initial term which expired in August 2016, with two additional 10-year extensions exercisable at our option. In May 2016, we exercised the first of our 10-year extensions and are the exclusive licensee for the above processes through August 2026. For more information, see “GTI Agreement” below.

Since we first obtained the U-GAS® license, we have created new intellectual property and know-how of our own based on our developments and experience from our initial ZZ Joint Venture plant and later through our work in the development of Yima Joint Venture’s plant and the CHALCO projects. Our current SGT is based on the basic technology developed by GTI which we have improved and advanced through our own know how and experiences. Today, we commercially offer our SGT and proprietary equipment based on our technology improvements and through our numerous innovations developed over nine years of plant operating experience. We continue to refine, improve and expand our gasification process to further differentiate it from other processes in its ability to reliably, cleanly and efficiently produce valuable products from feedstocks that are of low cost and quality.

We believe we have several advantages that differentiate our technology from other commercially available gasification technologies, such as entrained flow, fixed bed, and moving bed gasification technologies. These advantages include:

•	our ability to economically utilize a wide range of feedstocks to make clean syngas. Our feedstock advantage opens up global opportunities for gasification projects in areas where the coal quality would not be suitable for other gasification technologies;
•	our technology’s advanced fluidized bed design is extremely tolerant to a wide variation in feedstock during operation, which allows for flexible fuel purchasing for our customers over the life of their projects and
•	our technology uses less water and has a simpler design that yields more favorable fabrication costs, lower operating costs and lower capital cost than other gasification technologies.

We believe that the critical factors of lower feedstock cost, feedstock flexibility and lower water consumption position our technology for future worldwide deployment because our technology enables projects to become lower cost and environmentally friendly alternative energy sources.

In our gasification process, the feedstock is prepared as needed and conveyed into the gasifier reactor. Inside the fluidized bed region of the gasifier, the feedstock has a reaction with air or oxygen plus steam at relatively high temperatures. The gasifier temperature is monitored and controlled to maintain high conversion of the carbon and non-slagging conditions for the ash. Our gasification process accomplishes four important functions in a single-stage, fluidized-bed gasifier: it decakes, devolatilizes and gasifies the feedstock, and, if necessary, agglomerates and separates ash from the reacting coal. The optimal gasifier operating pressure depends on the end use for the syngas and can be designed to range from 0 to 55 barg pressure (14.7 psia to 880 psia) or higher. After the gasification reaction, the syngas is cleaned of impurities and then can be converted into higher value end products or energy forms such as electricity, SNG, chemicals such as methanol, DME and glycol, ammonia for fertilizer production, hydrogen, fuels for industrial processes, reducing gas for DRI processing, and transportation fuels, such as gasoline and diesels.

During gasifier operation, the feedstock is gasified rapidly within the fluidized bed and produces syngas. Reactant gases, including steam and either air, enriched air or oxygen are introduced into the gasifier to both facilitate the chemical reactions and fluidize the feedstock inside the reactor. Ash is removed by gravity from the gasifier through a proprietary system for cooling, metering and depressurization. Typically, the ash is sold as a raw material for construction and concrete products. The gasifier maintains a low level of carbon in the bottom ash discharge stream. A small amount of fine ash is carried overhead in the syngas. This fine ash is removed, and through our Fines Management System ("FMS"), can be returned to the gasifier. Our FMS which, along with other gasifier improvements, increases conversion of the feedstock which lowers feedstock costs and increases efficiency. Gasifier efficiency is evaluated using a factor called cold gas efficiency (“CGE”). CGE is a measure of the amount of energy in the feed coal that is converted to energy in the syngas and is an important driver of gasification economics. CGEs of up to 83% on high ash coals and carbon conversions of over 99% have been repeatedly demonstrated in our 12 commercial gasification systems using the improved SES design.

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

We believe that our gasification process has certain environmental advantages over our competitors as it minimizes environmental wastewater and solid discharge as compared to other gasification technologies. The combination of dry processes for feeding coal into the gasifier, separation of fine solids from syngas, novel proprietary methods for ash cooling, and high cold gas efficiencies all reduce the water ultimately discharged as wastewater. Process water generated from our gasification units is readily treatable to enable recovery and recycling, such that ultimate wastewater discharge is minimized. We also have an advantage from a solid discharge prospective. Because SGT does not run in a slagging mode (melting and re-solidifying the solids), SGT does not require contact with water to remove the solids, and has an extremely high carbon conversion ratio. The combination of dry solid processing and high carbon conversion produces a solid byproduct that can be sold rather than landfilled.  The most common use of this material is as an aggregate in cement products.

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

While our technology has been proven to be commercially viable, we are continually seeking to advance and improve our gasification technology, such as through our new XL3000 gasification system. We are continuing to work with our prospective customers to determine the suitability of their low rank coals for our technology through proprietary coal characterization testing and bench scale gasification tests. We are growing our technology base through: (i) continued development of know-how with our engineering and technical staff, (ii) growing and protecting our trade secrets as a result of patenting improvements tested at our ZZ and Yima Joint Venture plants, (iii) developing improvements resulting from integration of our technology with downstream processes, and (iv) developing improvements resulting from scaling up the design of our technology in pressure and capacity. Examples of our technology development include our high-pressure gasifier, FMS and AMS which increase overall efficiency. During the current year we received an additional patent for processes which were a result of our continued development of SGT. We have several additional patent applications pending relating to these technology improvements in addition to a number of other improvements to increase the gasifier availability and to lower the costs of the gasifier installation and subsequent operations.

The most predominant commercially deployed gasification technology providers are: GE, Shell, Siemens, CB&I and Lurgi. With the exception of Lurgi, these competitors utilized entrained flow slagging gasification technologies. The entrained flow technologies operate on more expensive high grade bituminous and some sub-bituminous coals as feedstocks, but lack capability with the more difficult low heating value, high ash and high moisture coals and with biomass or other renewable waste materials. We have seen what we believe are significant changes in the competitive landscape for gasification over the past few years. Primarily this has been reflected in the inability of these long standing traditional entrained flow technologies to meet the needs of the many of the new projects now in development because many of these projects owners are faced with the need to use much lower quality coals or renewable feedstocks. We believe this change in the competitive landscape is pushing SGT and other fluidized bed and moving/fixed bed technologies into the forefront for consideration for future projects.

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

Barriers to New Competition

Historically gasification technologies have required many years and development costs on the order of hundreds of millions of dollars to reach credible commercial deployment. Because of the costs surrounding such development, gasification technology developed has been historically funded by users with strategic interests and significant economic resources such as major international oil companies or governmental entities looking at alternative clean energy solutions.

Most, if not all, gasification technologies have received significant government subsidies in the early research and development stages. Our technology has been highly developed by both GTI and us over the past 40+ years where the technology has been enhanced and commercially deployed. More than $700 million dollars have been spent in the development and commercialization of our SGT technology, including ~$200 million for the research and development required to develop the U-GAS® technology at GTI, ~$200 million of additional funding by us to further technology development and early commercialization, and over $300 million dollars from our Chinese partners and customers providing equity and debt guarantees for the commercial systems now up and running in China. We believe that the current range of available technologies leaves little incentive for development of new technologies, and emerging competition for everyone in the industry will focus on imitation and adaptation.

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

In order to sublicense any U-GAS® system, we are required to comply with certain requirements set forth in the GTI Agreement. In the preliminary stage of developing a potential sublicense, we are required to provide notice and certain information regarding the potential sublicense to GTI and GTI is required to provide notice of approval or non-approval within ten business days of the date of the notice from us, provided that GTI is required to not unreasonably withhold their approval. If GTI does not respond within the ten-business day period, they are deemed to have approved of the sublicense. We are required to provide updates on any potential sublicenses once every three months during the term of the GTI Agreement. We are also restricted from offering a competing gasification technology during the term of the GTI Agreement.

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

For a period of ten years, beginning in May 2016, we and GTI are restricted from disclosing any confidential information (as defined in the GTI Agreement) to any person other than employees of affiliates or contractors who are required to deal with such information, and such persons will be bound by the confidentiality provisions of the GTI Agreement. We have further indemnified GTI and its affiliates from any liability or loss resulting from unauthorized disclosure or use of any confidential information that we receive.

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

Current Operations and Projects

Australian Future Energy Pty Ltd ("AFE”)

In 2014, we established Australian Future Energy Pty Ltd together with an Australian company, Ambre Investments PTY Limited (“Ambre”). AFE is an independently managed Australian business platform established for the purpose of building a large-scale, vertically integrated business in Australia based on developing, building and owning equity interests in financially attractive and environmentally responsible projects that produce low cost syngas as a competitive alternative to expensive local natural gas and LNG. The project undertakings by AFE are expected to produce syngas for the markets of industrial fuel gas such as aluminum manufacturing, cement making and ore processing as well as power generation, chemicals and fertilizers. The syngas is expected to be produced from local coal and renewable resources where AFE is acquiring ownership positions in the resources or creating long-term priced contracts for secure sources of low-cost feedstock for its projects, and for direct local and seaborne export markets. In 2016, AFE completed the creation and spin-off of Batchfire Resources Pty Ltd (as discussed below), which now owns the operating Callide coal mine in Queensland. Also, in August 2017, AFE completed the acquisition of the mine development lease related to the 270 million ton resource near Pentland, Queensland, through AFE’s wholly owned subsidiary, Great Northern Energy Pty Ltd.

For our ownership interest in AFE, we have been contributing cash and engineering support for AFE’s business development while Ambre contributed cash. Additional ownership has been granted to individuals providing services to AFE. In January 2017, we elected to increase our ownership interest in AFE by contributing approximately $0.4 million of cash. At June 30, 2017, we owned approximately 39% of AFE. Subsequent to June 30, 2017, we elected to make additional cash contributions of $0.47 million to maintain our 39% ownership interest in AFE. We account for our investment in AFE under the equity method.

On May 10, 2017, we entered into a Master Technology Agreement (the “MTA”) with AFE. Pursuant to the MTA, we have conveyed certain access rights to our gasification technology in Australia focusing on promotion and use of our technology in projects. AFE is the exclusive operational entity for business relating to our technology in Australia. AFE will work with us on project license agreements for use of our technology as projects are developed in Australia. In return for its work, AFE will receive a share of any license fee we receive for a project license in Australia.

On May 10, 2017, we entered into a technology license agreement with AFE in connection with a project being developed by AFE in Queensland Australia.  Upon the formation of the project company, AFE will novate the license to that company and that company will assume all of the obligations of AFE thereunder.  Pursuant to the license, we will grant a non-exclusive, non-transferrable license to use our technology at the project to manufacture syngas and to use the technology in the design of the facility.  In consideration, we will receive a license fee of $25.0 million based on the plant capacity and a separate fee of $2.0 million for the delivery of a process design package. License fees are typically paid as milestones are reached throughout the planning, construction and first five years of plant operations.  The success and timing of the project being developed by AFE will impact if and/or when we will be able to receive all of the payments from license and service fees relating to this technology license agreement. However, there can be no assurance that AFE will be successful in developing a project or the timing of when we may be entitled to receive any fees related to any project that may ultimately be developed. If AFE makes, whether patentable or not, improvements relating to our technology, they grant to us and our affiliates, an irrevocable royalty free right to use or license such improvements and agrees to make such improvements available free of charge.

AFE provides indemnity to us for damages resulting from the use of the technology in a manner other than as contemplated by the license, while we indemnify AFE to the extent that the intellectual property associated with the technology is found to infringe on the rights of a third party. Either party may terminate the license in connection with a material breach by the other party or the other party’s bankruptcy. AFE may also terminate if we fail to diligently commence the process design package as contemplated by the license. We also provide a guarantee of all obligations under the license.

AFE is currently evaluating multiple project opportunities that would use SGT, and plans to down select to two projects to move forward with full project development activities.

Batchfire Resources Pty Ltd (“BFR”)

As a result of AFE’s early stage business development efforts associated with the Callide coal mine in Central Queensland, Australia, AFE created Batchfire Resources Pty Ltd. BFR was a spin-off company for which ownership interest was distributed to the existing shareholders of AFE and to the new BFR management team in December 2015. BFR is registered in Australia and was formed for the purpose of purchasing the Callide thermal coal mine from Anglo-American plc (“Anglo-American”). The acquisition of the Callide thermal coal mine from Anglo-American was completed in October 2016. The Callide mine is one of the largest thermal coal mines in Australia, and has been in operation for more than 20 years. As reported by BFR at the time of the acquisition, Callide has approximately 230 million metric tons of recoverable reserves and an additional 850 million metric tons of proven resources.

The exact terms of the acquisition are confidential, but BFR stated that it had received investment support for the acquisition from Singapore-based Lindenfels Pte, Ltd, a subsidiary of commodity traders Avra Commodities. As a result of the completed transaction, our ownership position in BFR is approximately 11% as of June 30, 2017. Because of the nature of our contributions in AFE, the carrying value of our investment in BFR was zero as of June 30, 2017 and June 30, 2016. The mine has historically  delivered approximately 9 to 10 million tons per annum of coal, with 5.5 metric tons per annum of coal delivered to the adjacent Callide Power Station, which generates up to 18% of Queensland’s electricity, and the remainder delivered primarily to the export seaborne coal market, with 5% to 10% going  to local domestic customers.

BFR is implementing its mining plan at Callide intended to lower the per unit mining costs and deliver profitable financial results.

Yima Joint Venture

In August 2009, we entered into amended joint venture contracts with Yima Coal Industry Group Company (“Yima”), replacing the prior joint venture contracts entered into in October 2008 and April 2009. The joint ventures were formed for each of the gasification, methanol/methanol protein production, and utility island components of the plant (collectively, the “Yima Joint Venture”). The amended joint venture contracts provide that:

•	we and Yima contribute equity of 25% and 75%, respectively, to the Yima Joint Venture;

•	Yima is obligated to provide debt financing via shareholder loans to the project until the project is able to secure third-party debt financing; and

•	Yima will supply coal to the project at a preferential price.

As discussed below, in November 2016, as part of an overall corporate restructuring plan, these joint ventures were combined into a single joint venture.

We continue to own a 25% interest in the Yima Joint Venture and Yima owns a 75% interest. Notwithstanding this, in connection with an expansion of the project, we have the option to contribute a greater percentage of capital for the expansion, such that as a result, we could expand through contributions, at our election, up to a 49% ownership interest in the Yima Joint Venture. Since 2014, we have accounted for this joint venture under the cost method of accounting.  Our conclusion to account for this joint venture under this methodology is based upon our historical lack of significant influence in the Yima Joint Venture. The lack of significant influence was determined based upon our interactions with the Yima Joint Venture related to our limited participation in operating and financial policymaking processes coupled with our limited ability to influence decisions which contribute to the financial success of the Yima Joint Venture. We continue to evaluate our level of influence over the Yima Joint Venture.

The remaining capital for the project construction has been funded with project debt obtained by the Yima Joint Venture. Yima agreed to guarantee the project debt in order to secure debt financing from domestic Chinese banking sources. We have agreed to pledge to Yima our ownership interests in the joint venture as security for our obligations under any project guarantee. In the event that the necessary additional debt financing is not obtained, Yima has agreed to provide a loan to the joint venture to satisfy the remaining capital needs of the project with terms comparable to current market rates at the time of the loan.

Under the terms of the joint venture agreement, the Yima Joint Venture is to be governed by a board of directors consisting of eight directors, two of whom were appointed by us and six of whom were appointed by Yima. The term of the joint venture shall commence upon each joint venture company obtaining its business operating license and shall end 30 years after the business license issue date.

We believe there has been a consistent pattern of the Yima Joint Venture management not demonstrating an understanding of the methanol facility operations and not sourcing available expertise in China to improve the overall operations. We have witnessed operation of the gasifier systems at Yima with design and operating parameter deviations from our existing technology recommendations. However, we are recently seeing signs of this improving.

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

Despite initiating methanol production in December 2012, the Yima Joint Venture’s plant continued its construction through the beginning of 2016. In March 2016, the Yima Joint Venture completed the required performance testing of the SGT systems and successfully issued its Performance Test Certificate, which is the point that we considered the plant to be completed. In 2016, the plant faced increasing regulatory scrutiny from the environmental and safety bureaus as the plant was not built in full compliance with its original submitted designs.

In June 2016, the local environmental bureau requested that the plant temporarily halt operations to address certain issues identified by the environmental bureau. After the plant shut down operations, the Yima plant experienced an accident during maintenance activities that was unrelated to the gasification units. The Yima Joint Venture returned to operations in late November 2016.

The approval for the original joint ventures was for the production of methanol protein, and methanol by-product. This has impacted the ability of the plant to sell pure methanol on the open market and has been an impediment for the facility to receive its permanent safety operating permit.

To resolve these issues, during the quarter ended June 30, 2016, the Yima Joint Venture commenced an organizational restructuring to better streamline the operations. This restructuring effort was a multi-step process which included combining the three joint ventures into a single operating entity and obtaining a business operating license. After completing these steps, the new joint venture would obtain the permanent safety and environmental permits. The Yima Joint Venture received the business license for the production of methanol protein and methanol by-product in July 2016 and merged the three joint ventures into one joint venture in November 2016. They continue to make progress on completing the remaining items required to complete the environmental and safety permitting activities. When this is complete, the Yima Joint Venture will be able to obtain its business license to produce and sell pure methanol.

Since the plant became operational in November 2016, it has had periods of running at full design capacity, and periods of operation at lower levels of production. For the period November 2016 through June 2017, the plant generated 132,250 tons of pure methanol. The primary operational issues were related to poor equipment supply quality issues that have plagued this facility throughout its operational history. We continue to see signs of overall improvement in operations, resulting in longer periods of production at design capacity. In August 2017, the plant completed a 90-day period of operating at full capacity. In addition, since May 2017, the Yima Joint Venture team is now working closely with our technical team to address specific items that are necessary to continue to improve the operations in the coming years.

The Yima Joint Venture experienced certain liquidity concerns with a series of third party bank loans due during calendar year 2016. Yima, the 75% shareholder of the Yima Joint Venture, has been routinely providing liquidity to the Yima Joint Venture in the form of shareholder loans and in October 2016, Yima successfully refinanced amounts which were due in October 2016. In addition to this refinancing, Yima has completed an internal restructuring of its debts in 2017 and has converted the majority of outstanding third-party loans into shareholder loans from Yima and its related affiliate companies. As of June 30, 2017, the Yima Joint Venture had approximately $9.3 million of third party debt, of which $7.4 million was due starting in September 2017. This $7.4 million was successfully refinanced in September 2017, with $6.66 million now due in April 2018.

The Company evaluated the conditions of the Yima Joint Venture to determine whether an other-than-temporary decrease in value had occurred as of June 30, 2017 and 2016. In the Current Year, Management determined that there were triggering events related to the value of its investment and these were the lower than expected production levels and the increased debt levels as compared to the previous year, which indicated a continued liquidity concern for the joint venture. In the Prior Year, the triggering events included the extended plant shutdown and a significant liquidity concern involving multiple bank loans that were coming due in the near future. Management determined these events in both years were other-than-temporary in nature and therefore conducted an impairment analysis utilizing a discounted cash flow fair market valuation with the assistance of a third-party valuation expert. In this valuation, significant unobservable inputs were used to calculate the fair value of the investment. The valuation led to the conclusion that the investment in the Yima Joint Venture was impaired as of June 30, 2017, and accordingly, we recorded a $17.7 million impairment for the fiscal year ended June 30, 2017 and an $8.6 million impairment for the fiscal year ended June 30, 2016. The carrying value of our Yima investment was approximately $8.5 million as of June 30, 2017 as compared to $26.2 million as of June 30, 2016. We continue to monitor the Yima Joint Venture and could record an additional impairment in the future if operating conditions do not improve to meet our expectations, or if the liquidity situation worsens.

Tianwo-SES Clean Energy Technologies Limited (the “Tianwo-SES Joint Venture”)

Joint Venture Contract

In February 2014, SES Asia Technologies Limited, one of our wholly owned subsidiaries, entered into a Joint Venture Contract (the “JV Contract”) with Zhangjiagang Chemical Machinery Co., Ltd., which subsequently changed its legal name to Suzhou Thvow Technology Co. Ltd. (“STT”), to form the Tianwo-SES Joint Venture. The purpose of the Tianwo-SES Joint Venture is to establish the Company’s gasification technology as the leading gasification technology in the Tianwo-SES Joint Venture territory (which is China, Indonesia, the Philippines, Vietnam, Mongolia and Malaysia) by becoming a leading provider of proprietary equipment and engineering services for the technology. The scope of the Tianwo-SES Joint Venture is to market and license our gasification technology via project sublicenses; procurement and sale of proprietary equipment and services; coal testing; and engineering, procurement and research and development related to the technology. STT contributed 53.8 million RMB in April 2014 and was required to contribute an additional 46.2 million RMB within two years of such date for a total contribution of 100 million RMB (approximately $14.8 million) in cash to the Tianwo-SES Joint Venture, and owns 65% of the Tianwo-SES Joint Venture.

We have contributed certain exclusive technology sub-licensing rights into the Tianwo-SES Joint Venture for the territory pursuant to the terms of a Technology Usage and Contribution Agreement (the “TUCA”) entered into among the Tianwo-SES Joint Venture, STT and us on the same date and further described in more detail below. This resulting in an ownership of 35% of the Tianwo-SES Joint Venture by SES. Under the JV Contract, neither party may transfer their interests in the Tianwo-SES Joint Venture without first offering such interests to the other party.

In August 2017, a restructuring of the Tianwo-SES Joint Venture was completed (“Restructuring Agreement”). In this restructuring, an additional party will be added to the JV Contract, upon receipt of final governmental approvals, The Innovative Coal Chemical Design Institute (“ICCDI”) will become a 25% owner of Tianwo-SES, we will decrease our ownership to 25% and STT will decrease its ownership to 50%. We received 11.15 million RMB (approximately $1.7 million) from ICCDI as a result of this restructuring. ICCDI, which was previously owned by STT, engineered and constructed all three projects for the Aluminum Corporation of China. The inclusion of ICCDI as an owner, will enhance the joint venture’s bidding ability, and we believe the joint venture will now focus on securing larger coal to chemical projects as well as continue to pursue projects in the industrial fuels segment. The agreed change in share ownership is expected to be completed over the next two to three months and involves a reduction in the registered capital of the joint venture to be completed with the local governmental authorities and the final transfer of shares. In addition to the ownership changes described above, Tianwo-SES will now be managed by a board of directors (the “Board”) consisting of eight directors, four appointed by STT, two appointed by ICCDI and two appointed by us. Certain acts as described in the JV Contract require the unanimous approval of the Board. If the Board becomes deadlocked on any issue, it will be resolved through binding arbitration in Shanghai. We, ICCDI and STT have the right to appoint a supervisor, which will supervise the management of Tianwo-SES, including through (i) inspecting accounting records, vouchers, books and statements of Tianwo-SES; (ii) supervising the actions of directors and management; and (iii) attending meetings of the Board to raise questions or suggestions regarding matters to be resolved by the Board. The general manager, which will serve as the principal executive of Tianwo-SES, will now be appointed by ICCDI. Certain other members of management will now be appointed by both us and STT. In conjunction with the joint venture restructuring, we received 1.2 million RMB (approximately $180,000) related to outstanding invoices for services we had provided to the Tianwo-SES Joint Venture.

The JV Contract also includes a non-competition provision which requires that the Tianwo-SES Joint Venture be the exclusive legal entity within the Tianwo-SES Joint Venture territory for the marketing and sale of any gasification technology or related equipment that utilizes low quality coal feedstock. Notwithstanding this, STT retained the right to manufacture and sell gasification equipment outside the scope of the Tianwo-SES Joint Venture within the Tianwo-SES Joint Venture territory. In addition, we retained the right to develop and invest equity in projects outside of the Tianwo-SES Joint Venture within the Tianwo-SES Joint Venture territory. As a result of the Restructuring Agreement, we have further retained the right to provide gasification technology licenses and to sell proprietary equipment directly into projects in the joint venture territory provided we have an equity interest in the project. After the termination of the Tianwo-SES Joint Venture, STT and ICCDI must obtain written consent from us to market development of any gasification technology that utilizes low quality coal feedstock in the Tianwo-SES Joint Venture territory.

The JV Contract may be terminated upon, among other things: (i) a material breach of the JV Contract which is not cured, (ii) a violation of the TUCA, (iii) the failure to obtain positive net income within 24 months of establishing the Tianwo-SES Joint Venture or (iv) mutual agreement of the parties.

The second capital contribution from STT of 46.2 million RMB (approximately $6.8 million) was not paid in April 2016 as required by the initial JV Contract. As part of the Restructuring Agreement, STT will reduce its ownership position in the JV to 50% and the obligation for payment of the additional registered capital will be removed.

TUCA

Pursuant to the TUCA, we have contributed to the Tianwo-SES Joint Venture certain exclusive rights to our gasification technology in the Tianwo-SES Joint Venture territory, including the right to: (i) grant site specific project sub-licenses to third parties; (ii) use our marks for proprietary equipment and services; (iii) engineer and/or design processes that utilize our technology or our other intellectual property; (iv) provide engineering and design services for joint venture projects and (v) take over the development of projects in the Tianwo-SES Joint Venture territory that have previously been developed by us and our affiliates. As a result of the Restructuring Agreement, ICCDI was added as a party to the TUCA, but all other material terms remained the same.

The Tianwo-SES Joint Venture will be the exclusive operational entity for business relating to our technology in the Tianwo-SES Joint Venture territory, except for projects in which SES has an equity ownership position. For these projects, as a result of the Restructuring Agreement, SES can provide technology and equipment directly, with no obligation to the joint venture. If the Tianwo-SES Joint Venture loses exclusivity due to a breach by us, STT and ICCDI are to be compensated for direct losses and all lost project profits. We were also required to provide training for technical personnel of the Tianwo-SES Joint Venture through the second anniversary of the establishment of the Tianwo-SES Joint Venture, which has now passed. We will also provide a review of engineering works for the Tianwo-SES Joint Venture. If modifications are suggested by us and not made, the Tianwo-SES Joint Venture bears the liability resulting from such failure. If we suggest modifications and there is still liability resulting from the engineering work, it is our liability.

Any party making, whether patentable or not, improvements relating to our technology after the establishment of the Tianwo-SES Joint Venture, grants to the other party an irrevocable, non-exclusive, royalty free right to use or license such improvements and agrees to make such improvements available to us free of charge. All such improvements shall become part of our technology and all parties shall have the same rights, licenses and obligations with respect to the improvement as contemplated by the TUCA.

The Tianwo-SES Joint Venture is required to establish an Intellectual Property Committee, with two representatives from the Tianwo-SES Joint Venture and two from SES. This Committee shall review all improvements and protection measures and recommend actions to be taken by the Tianwo-SES Joint Venture in furtherance thereof. Notwithstanding this, each party is entitled to take actions on its own to protect intellectual property rights. As of June 30, 2017, that committee was yet to be formed.

Any breach of or default under the TUCA which is not cured on notice entitles the non-breaching party to terminate. The Tianwo-SES Joint Venture indemnifies us for misuse of our technology or infringement of our technology upon rights of any third party.

CESI-SES Investment Platform

In March 2016, we entered a strategic Joint Project Development and Investment Agreement with China Environment State Investment Co., Ltd. (“CESI”). CESI is a state-owned enterprise established in Beijing under the China Ministry of Environmental Protection that is charged with, and funded to, develop and invest in the energy conservation and environmental protection industry. We and CESI agreed to develop, jointly invest, and build a total of no less than 20 projects using our gasification technology over the next five years. Further, we and CESI are targeting to bring a minimum of two projects through development within 12 months.

In May 2016, we announced the first of our projects related to the platform discussed above. The project intended to use SGT to produce lower-cost hydrogen in the Lijin County Binhai New District industrial park in Dongying City, Shandong Province. In June 2016, we announced the second of our projects in this platform with Shandong Dongying Hekou District Government. The second project also intended to use SGT to produce lower-cost hydrogen needed for clean fuels production by refineries at the Hekou Blue Economy Industrial Park Project in Dongying City, Shandong Province. Together we refer to these two combined opportunities as the Dongying Projects.

In July 2016, CESI’s executive management changed after a restructuring agreement and the entrance of a new shareholders. Today, CESI has shifted its strategic direction away from developing projects as contemplated in the Joint Project Development and Investment Agreement. Although this cooperation is not active, at this point in time, neither party has exercised their right to terminate the agreement. We have ceased activities to identify and develop projects under this platform.

Synthesis Energy Systems (Zao Zhuang) New Gas Company Ltd. (“ZZ Joint Venture”)

In July 2006, we entered into a cooperative joint venture contract with Shandong Hai Hua Xuecheng Energy Co. Ltd. (“Xuecheng Energy”) which established the ZZ Joint Venture, a joint venture company that has the primary purposes of:

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

Rui Feng’s second installment payment was due in December 2015, the third installment was due in May 1, 2016 and the final payment was due in December 2016. Rui Feng did not make any of these scheduled installment payments. With the restructuring of the ZZ Joint Venture discussed below, we do not anticipate that Rui Feng will make any additional payments under the SPA and will maintain its 10% ownership interest in SESI.

Because Rui Feng has not made additional installment payments, we owned approximately 88.1% of the ZZ Joint Venture prior to the restructuring of the ZZ Joint Venture.

ZZ Joint Venture Debt Agreements

In October 2014, the ZZ Joint Venture entered into a working capital loan agreement (the “ZZ Working Capital Loan”) with Zaozhuang Bank Co., Ltd. (“ZZ Bank”), and received approximately $3.3 million of loan proceeds, with a maturity of September 23, 2015. In September 2015, the Company refinanced the ZZ Working Capital Loan through August 2016 for approximately $3.1 million. This amount was refinanced again in August 2016 through November 2016. This liability was transferred in full to Xuecheng Energy in the restructuring that was complete in October 2016 (see below for details).

In October 2014, the ZZ Joint Venture entered two lines of credit with the ZZ Bank for a total of $3.3 million (collectively, the “ZZ Line of Credit Agreement”). In April 2015, the Company repaid the ZZ Line of Credit Agreement and renewed the agreement for $3.3 million under the same terms for an additional six months. In November 2015, the Company repaid $3.3 million of the ZZ Line of Credit Agreement, and refinanced the ZZ Line of Credit Agreement with the ZZ Bank for $3.9 million which matures in November 2016. This liability was transferred in full to Xuecheng Energy in the restructuring that was complete in October 2016 (see below for details).

Agreement with Xuecheng Energy

In August 2016, we announced that we and Xuecheng Energy entered into a definitive agreement to restructure the ZZ Joint Venture. Additionally, to dovetail with the Chinese government’s widespread initiative to move industry into larger scale, commercial and environmentally beneficial industrial parks, the partners intend to evaluate a new ZZ syngas facility in the Zouwu Industrial Park in Shandong Province. We retain an approximate nine percent ownership in the ZZ Joint Venture asset, and Xuecheng Energy assumed all outstanding liabilities of the ZZ Joint Venture, including payables related to the Cooperation Agreement with Xuecheng Energy signed in 2013. The definitive agreement took full effect when the registration with the government was completed on October 31, 2016. With the closure of this transaction, SES does not anticipate any future liabilities related to the ZZ Joint Venture.

In October 2016, together with Xuecheng Energy, we signed a cooperation agreement and the local government of Xuecheng District, ZaoZhuang City, Shandong Province signed a Moving Project Cooperative Agreement to relocate the ZZ Joint Venture to a new industrial zone for the Xuecheng District of ZaoZhuang. The intent of the agreement is for the project to be expanded and repurposed to produce 283 million Nm3 of syngas per year using three SGT systems. While this agreement remains in effect, we have not actively been developing the project to relocate ZZ and do not anticipate to do so at this time.

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

Business Concentration

Our assets in China accounted for approximately 53% of our total assets as of June 30, 2017, which includes our investment in the Yima Joint Venture and other miscellaneous assets. While our balance sheet shows a significant business concentration in China, we are currently focused on developing our assets outside of China, and we believe these assets will be responsible for a large percentage of our financial results going forward.

Suppliers

China has rapidly expanded its industrial manufacturing and construction capabilities. This has reduced the cost and build time of traditional sources of supply. In China, through our strategic relationships, we have been successful in locating and contracting with a number of key suppliers of major equipment and services.

For projects outside of China, we plan to continue to leverage our strong ties and partnerships in China to provide low cost equipment and engineering into our projects. In locations where local sourcing is of value, we expect to be able to develop supply chain capabilities for our equipment utilizing experienced industrial manufacturing capabilities and low cost sources of labor and materials that will benefit our technology.

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

Our facilities may require permits for or be constrained by permit conditions in relation to acceptable air emissions and wastewater discharges, as well as other authorizations, some of which must be issued before construction commences.  Issuance of these permits could be subject to unpredictable delays, contests and even, in some cases, denial or refusal.  Although we believe that there will be support for our projects, the permitting process could be complex and time consuming and the issuance of permits may be subject to the potential for contest and other regulatory uncertainties that may result in unpredictable delays. We believe that we are in substantial compliance with current applicable environmental laws and regulations and we have not experienced any material adverse effect from compliance with these environmental requirements.

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

In 2013, the U.S. and a number of international development banks, including the World Bank, the European Investment Bank and the European Bank for Reconstruction and Development, announced that they would no longer provide financing for the development of new coal-fueled power plants or would do so only in narrowly defined circumstances. Other international development banks, such as the Asian Development Bank and the Japanese Bank for International Cooperation, have continued to provide such financing.

The Kyoto Protocol, adopted in December 1997 by the signatories to the 1992 United Nations Framework Convention on Climate Change (UNFCCC), established a binding set of greenhouse gas emission targets for developed nations. The U.S. signed the Kyoto Protocol but it has never been ratified by the U.S. Senate. Australia ratified the Kyoto Protocol in December 2007 and became a full member in March 2008. There were discussions to develop a treaty to replace the Kyoto Protocol after the expiration of its commitment period in 2012, including at the UNFCCC conferences in Cancun (2010), Durban (2011), Doha (2012) and Paris (2015). At the Durban conference, an ad hoc working group was established to develop a protocol, another legal instrument or an agreed outcome with legal force under the UNFCCC, applicable to all parties. At the Doha meeting, an amendment to the Kyoto Protocol was adopted, which included new commitments for certain parties in a second commitment period, from 2013 to 2020. In December 2012, Australia signed on to the second commitment period. During the UNFCCC conference in Paris, France in late 2015, an agreement was adopted calling for voluntary emissions reductions contributions after the second commitment period ends in 2020. The agreement was entered into force on November 4, 2016 after ratification and execution by more than 55 countries that account for at least 55% of global greenhouse gas emissions.

Australia’s Parliament passed carbon pricing legislation in November 2011. The first three years of the program involved the imposition of a carbon tax that commenced in July 2012 and a mandatory greenhouse gas emissions trading program commencing in 2015. On July 16, 2014, Australia's Parliament repealed the legislation, which was retrospectively abolished from July 1, 2014.

Enactment of laws or passage of regulations regarding emissions from the combustion of coal by the U.S., some of its states or other countries, or other actions to limit such emissions, could result in electricity generators switching from coal to other fuel sources. Further, policies limiting available financing for the development of new coal-fueled power stations could adversely impact the global demand for coal in the future. The potential financial impact on us of future laws, regulations or other policies will depend upon the degree to which any such laws or regulations force electricity generators to diminish their reliance on coal as a fuel source. That, in turn, will depend on a number of factors, including the specific requirements imposed by any such laws, regulations or other policies, the time periods over which those laws, regulations or other policies would be phased in, the state of commercial development and deployment of CCUS technologies and the alternative uses for coal. From time to time, we attempt to analyze the potential impact on the Company of as-yet-unadopted, potential laws, regulations and policies. Such analyses require that we make significant assumptions as to the specific provisions of such potential laws, regulations and policies. These analyses sometimes show that certain potential laws, regulations and policies, if implemented in the manner assumed by the analyses, could result in material adverse impacts on our operations, financial condition or cash flow, in view of the significant uncertainty surrounding each of these potential laws, regulations and policies. We do not believe that such analyses reasonably predict the quantitative impact that future laws, regulations or other policies may have on our results of operations, financial condition or cash flows.

Australian Regulatory Matters

The Australian mining industry is regulated by Australian federal, state and local governments with respect to environmental issues such as land acquisition, water quality, air quality, dust control, noise, grants of environmental authorities (such as approvals to expand existing mines or to develop new mines), any ‘off-tenement’ development approvals and health and safety issues. The Australian federal government retains control over the level of foreign investment and export approvals. Industrial relations are regulated primarily by federal law (the Fair Work Act 2009 (Cth)), with some ancillary aspects dealt with by State laws. Australian state governments also require coal companies to provide security when undertaking mining activities, with that security released after satisfactory rehabilitation has been undertaken.

Native Title and Cultural Heritage. Since 1992, the Australian courts have recognized that native title to lands, as recognized under the laws and customs of the Aboriginal inhabitants of Australia, may have survived the process of European settlement. These developments are supported by the Federal Native Title Act which recognizes and protects native title, and under which a national register of native title claims and determinations has been established. Native title rights do not extend to minerals; however, native title rights can be affected by the mining process unless those rights have previously been extinguished thereby requiring negotiation with the registered native title claimants or determined native title holders (as applicable) (and potentially the payment of compensation) prior to the grant of certain mining tenements. There is also federal and state legislation to prevent damage to and manage Aboriginal cultural heritage and archaeological sites.

Mining Tenements and Environmental. In Queensland and New South Wales, the development of a mine requires both the grant of a right to extract the resource and an approval which authorizes the environmental impact. These approvals are obtained under separate legislation from separate government authorities. However, the application processes can run concurrently and are also concurrent with any native title or cultural heritage process that is required. The environmental impacts of mining projects are regulated by state and federal governments. Federal regulation will only apply if the particular project will, or is likely to, significantly impact a matter of national environmental significance (for example, a water resource, an endangered species or particular protected places). Environmental approvals processes involve complex issues that, on occasion, require lengthy studies and documentation. Typically mining proponents must also reach agreement with the owners of land underlying proposed mining tenements prior to the grant and/or conduct of mining activities or otherwise acquire the land. These arrangements generally involve the payment of compensation in lieu of the impacts of mining on the land.

Australian mining operations are generally subject to local, state and federal laws and regulations. At the federal level, these legislative acts include, but are not limited to, the Environment Protection and Biodiversity Conservation Act 1999, Native Title Act 1993, Fair Work Act 2009 and the Aboriginal and Torres Strait Islander Heritage Protection Act 1984.

In Queensland, laws and regulations related to mining include, but are not limited to, the Mineral Resources Act 1989, Mineral and Energy Resources (Common Provisions) Act 2014 (“MERCP Act”), Environmental Protection Act 1994 (EP Act), Environmental Protection Regulation 2008, potentially the Planning Act 2016, Building Act 1975, Explosives Act 1999, Aboriginal Cultural Heritage Act 2003, Native Title (Queensland) Act 1993, Water Act 2000, State Development and Public Works Organization Act 1971, Queensland Heritage Act 1992, Transport Infrastructure Act 1994, Nature Conservation Act 1992, Vegetation Management Act 1999, Land Act 1994, Regional Planning Interests Act 2014, Fisheries Act 1994 and Forestry Act 1959. Under the EP Act, policies have been developed to achieve the objectives of the law and provide guidance on specific areas of the environment, including air, noise, water and waste management. Increased emphasis has recently been placed on topics including, but not limited to, hazardous dams assessment, the protection of strategic cropping land, the assessment and provision of financial assurance and undertaking rehabilitation of mining activities. The MERCP Act commenced on September 27, 2016, and included significant reforms to the management of overlapping coal and coal seam gas tenements and the coordination of activities and access to private and public land. In November 2016, amendments to the EP Act and the Water Act 2000 became effective and facilitate regulatory scrutiny of the environmental impacts of underground water extraction during the operational phase of resource projects for all tenements yet to commence mineral extraction. The ‘Chain of Responsibility’ provisions of the EP Act, effective in April 2016, allow the regulator to issue an environmental protection order (EPO) to a related person of a company in two circumstances; (a) if an EPO has been issued to the company, an EPO can also be issued to a related person of the company (at the same time or later); or (b) if the company is a high risk company (as defined in the EP Act), an EPO can be issued to a related person of the company (whether or not an EPO has also been issued to the company). A guideline has been issued to provide more certainty to industry on the circumstances when an EPO may be issued.

In New South Wales, laws and regulations related to mining include, but are not limited to, the Mining Act 1992, Work Health and Safety (Mines and Petroleum Sites) Act 2013, Mine Subsidence Compensation Act 1961, Environmental Planning and Assessment Act 1979 (EP&A Act), Environmental Planning and Assessment Regulations 2000, Protection of the Environment Operations Act 1997, Contaminated Land Management Act 1997, Explosives Act 2003, Water Management Act 2000, Water Act 1912, Radiation Control Act 1990, Heritage Act 1977, Aboriginal Land Rights Act 1983, Crown Lands Act 1989, Dangerous Goods (Road and Rail Transport) Act 2008, Fisheries Management Act 1994, Forestry Act 2012, Native Title (New South Wales) Act 1994, Roads Act 1993 and National Parks & Wildlife Act 1974. Under the EP&A Act, environmental planning instruments must be considered when approving a mining project development application. There are multiple State Environmental Planning Policies (SEPPs) relevant to coal projects in New South Wales. Amendments to the SEPPs that cover mining have occurred in the past two years and are aimed at protecting agriculture, water resources and critical industry clusters. One SEPP, referred to as the Mining SEPP, was amended in late 2013 to make it mandatory for decision makers to consider the economic significance of coal resources when determining a development application for a mine and to give primacy to that consideration. This amendment was repealed in 2015. However, decision makers still have regard to the significance of a resource and the State and regional economic benefits of a proposed coal mine when considering a development application on the basis that it is an element of the “public interest” head of consideration contained in the legislation.

Mining Rehabilitation (Reclamation). Mine reclamation is regulated by state specific legislation. As a condition of approval for mining operations, companies are required to progressively rehabilitate mined land and provide appropriate security to the relevant state government as a safeguard to cover the costs of rehabilitation in circumstances where mine operators are unable to do so. Self-bonding is not permitted. BFR has provided security to the relevant authorities which are calculated in accordance with current regulatory requirements. BFR operate in both the Queensland and New South Wales state jurisdictions.

New South Wales reclamation. The Mining Act 1992 (Mining Act) is administered by the Department of Industry - Resources & Energy and authorizes the holder of a mining tenement to extract a mineral subject to obtaining consent under the EP&A and other auxiliary approvals and licenses.

Through the Mining Act, environmental protection and rehabilitation are regulated by conditions in all mining leases and environmental authorities including requirements for the submission of a Mining Operations Plan (MOP) prior to the commencement of operations. All mining operations must be carried out in accordance with the MOP which describes site activities and the progress toward environmental and rehabilitation outcomes and are updated on a regular basis or if mine plans change. The mines publicly report their reclamation performance on an annual basis.

In support of the MOP process, a rehabilitation cost estimate is calculated periodically to determine the amount of bond support required to cover the cost of rehabilitation based on extent of disturbance during the MOP period.

Queensland rehabilitation. The EP Act is administered by the Department of Environment and Heritage Protection which authorizes environmentally relevant activities such as mining activities relating to a mining lease through an Environmental Authority (EA). Environmental protection and rehabilitation activities are regulated by conditions in the EA, including the requirement for the submission of a Plan of Operations (PO) prior to the commencement of operations. All mining operations must be carried out in accordance with the PO which describes site activities and the progress toward environmental and rehabilitation outcomes and are updated on a regular basis or if mine plans change. The mines submit an annual return reporting on their EA compliance including rehabilitation performance. The Queensland Government is currently undertaking a review of POs. It is expected that legislation will be introduced to the Queensland parliament in November 2017 to instead require entities undertaking mining activities to prepare a ‘life of mine’ progressive rehabilitation and closure plan which will be binding in the undertaking of a mining activity and include annual reporting and regular auditing requirements.

As a condition of the EA, financial security requirements are calculated to determine the amount of bonding required to cover the cost of rehabilitation based on extent of disturbance during the PO period. The current reforms proposed by the Queensland Government will also amend the way in which financial security is calculated. The new regime is to consider the risk profile of the entity undertaking the mining activity and the risk profile of the particular mining project so that security is either provided by way of a contribution to a fund or by third party surety.

Occupational Health and Safety. Broadly, State legislation requires persons conducting a business or undertaking to provide and maintain a safe workplace by providing safe systems of work, safety equipment and appropriate information, instruction, training and supervision. Specific occupational health and safety obligations have been mandated under state legislation to account for the specialized nature of the coal mining industry. The concepts are typically similar to the general occupational health and safety legislation however, there are some differences in the terminology, the application and detail of the laws. The most noteworthy difference being that coal mining safety laws are more prescriptive when compared to general occupational health and safety laws. Further, mining operators, executive officers (including directors and other officers of a corporate entity), employees with statutory appointments (eg site senior executives) and all other persons (including coal mine workers and all other persons at a mine) are subject to the obligations under this legislation.

A small number of coal mine workers in Queensland and New South Wales have been diagnosed with coal worker's pneumoconiosis (CWP, also known as black lung) following decades of assumed eradication of the disease. This led to a Parliamentary inquiry into CWP with a report tabled before the Queensland parliament in May 2017. The report made a series of recommendations regarding the detection and monitoring of CWP as well as recommending the relevant legislation better support these initiatives. The report also noted that the government authority (the Department of Natural Resources and Mines) responsible for regulating CWP (amongst broader occupational health and safety issues pertaining to the resources and mining sector) failed to properly administer the relevant legislation.

Following the report, the Queensland Government’s initial response was to release a draft Bill establishing a mine health and safety regulatory body that is independent from the Department of Natural Resources and Mines. The Queensland Government has not released its formal response to the recommendations tabled before Parliament in May 2017 but is expected to do so in November 2017.

Industrial Relations. A national industrial relations system administered by the federal government applies to all private sector employers and employees. The matters regulated under the national system include employment conditions, unfair dismissal, enterprise bargaining, bullying claims, industrial action and resolution of workplace disputes. Many of the workers employed or to be employed by AFE and BFR are covered by enterprise agreements approved under the national system.

National Greenhouse and Energy Reporting Act 2007 (NGER Act). In 2007, a single, national reporting system relating to greenhouse gas emissions, energy use and energy production was introduced. The NGER Act imposes requirements for corporations meeting a certain threshold to register and report greenhouse gas emissions and abatement actions, as well as energy production and consumption. The Clean Energy Regulator administers the NGER Act. The Department of Environment is responsible for NGER Act-related policy developments and review. Both foreign and local corporations that meet the prescribed carbon dioxide and energy production or consumption limits in Australia (Controlling Corporations) must comply with the NGER Act.

On July 1, 2016, amendments to the NGER Act implemented the Emission Reduction Fund Safeguard Mechanism. From that date, large designated facilities such as coal mines were issued with a baseline for their covered emissions and must take steps to keep their emissions below the baseline, comply with their statutory obligations by some other means (for example, by purchasing and surrendering Australian carbon credit units to offset emissions over the baseline) or face penalties.

Queensland Royalty. As a general rule, royalties are payable to the State of Queensland for extracted coal. Statutory formulas under the Mineral Resources Regulation 2013 are used to calculate the royalty rates (expressed as a percentage) for coal sold, disposed of, or used, where the average price per metric ton is either between $100 and $150 Australian dollars, or greater than $150 Australian dollars. The rate is 7% for coal sold, disposed of, or used below $100 Australian dollars per metric ton. The periodic impact of these royalty rates is dependent upon the volume of metric tons produced at Queensland mining locations and coal prices received for those metric tons. The Queensland Office of State Revenue issues determinations setting out its interpretation of the laws that impose royalties and provide guidance on how royalty rates should be calculated.

New South Wales Royalty. In New South Wales, the royalty applicable to coal is charged as a percentage of the value of production (total revenue less allowable deductions). This is equal to 6.2% for deep underground mines (coal extracted at depths greater than 400 meters below ground surface), 7.2% for underground mines and 8.2% for open-cut mines.

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

The Chinese government imposes restrictions on the convertibility of the Chinese Renminbi yuan and on the collection and use of foreign currency by Chinese entities. Under current regulations, the Chinese Renminbi yuan is generally convertible for current account transactions, which include dividend distributions, and the import and export of goods and services subject to review and approval by SAFE or its designated foreign exchange bank. However, conversion of Chinese Renminbi yuan into foreign currency and foreign currency into Chinese Renminbi yuan for capital account transactions is under the strict scrutiny of SAFE. According to SAFE Circular [2015] 19 (Circular on Reforming the Administration of Foreign Exchange Capital Settlement of Foreign-invested Enterprise) and SAFE Circular [2016] 16 (Circular on Reforming the Administration of Foreign Exchange Settlement under the Capital Account), foreign-invested enterprise whose main business is investment may convert foreign currency in a capital account into Chinese Renminbi yuan for equity investment. Other types of foreign-invested enterprises may convert foreign currency in a capital account into Chinese Renminbi yuan for equity investment provided that the enterprise being invested into makes relevant registration with SAFE (or a designated bank) and establishes a settlement payment account.

Under current Chinese regulations, foreign-invested enterprises such as our Chinese subsidiaries are required to apply to banks authorized to conduct foreign exchange business by SAFE for a Foreign Exchange Registration Certificate for Foreign-Invested Enterprise. With such registration (which is subject to remaining rights and interests, registration with SAFE), a foreign-invested enterprise may open foreign exchange bank accounts at banks authorized to conduct foreign exchange business by SAFE and may buy, sell and remit foreign exchange through such banks, subject to documentation and approval requirements. Foreign-invested enterprises are required to open and maintain separate foreign exchange accounts for capital account transactions and current account transactions. In addition, there are restrictions on the amount of foreign currency that foreign-invested enterprises may retain in such accounts, except that foreign-invested enterprises may retain foreign exchange income under current account transactions in its sole discretion.

Also at the time of applying for SAFE registration (including any change registration), foreign-invested enterprises that do not constitute round tripping investment enterprises will be required to represent that its foreign shareholder is not directly or indirectly held by any Chinese residents; foreign-invested enterprises that constitute round tripping investment enterprises will be required to disclose the actual controlling person of its foreign shareholder. Any false or misleading representations may result in administrative liabilities imposed on the onshore entities and their legal representatives. If Chinese residents who are beneficial holders of our shares, make, or have previously made, direct or indirect round tripping investments through a SPV which falls within the scope of the registration under the SAFE Circular [2014] 37 (SAFE Circular [2014] 37 Relating to Foreign Exchange Administration of Offshore Investment, Financing and Round tripping Investment by Domestic Residents utilizing Special Purpose Vehicles), the Chinese residents must make foreign exchange registration for their offshore investments, failing which, the Chinese residents may be ordered to return the capital to China and be imposed a fine by SAFE for such misconduct.

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

Employees

As of June 30, 2017, we had approximately 22 full time employees. None of our employees are represented by any collective bargaining unit. We have not experienced any work stoppages, work slowdowns or other labor unrest. We believe that our relations with our employees are good.

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

Risks Related to Our Business

We may require substantial additional funding, and our failure to raise additional capital necessary to support and expand our operations could reduce our ability to compete and could harm our business.

As of June 30, 2017, we had $5.0 million in cash and cash equivalents. On October 24, 2017, we received net proceeds of approximately $7.4 million related to the sale of $8.0 million of Senior Secured Debentures with an interest rate of 11% and a term of 5 years including an adjustment to the interest rate to 18% per annum in the event the Company defaults on an interest payment and requires that 100% of all dividends received from BFR shall be used to pay down the principal amounts of outstanding debentures. As a result of the closing of our Debenture offering, as of October 25, 2017, we had $11.8 million in cash and cash equivalents. We currently plan to use our available cash for: (i) securing orders and associated tasks with developing our business with a prime focus on creating regional platforms to develop projects that utilize our technology; (ii) additional investment in AFE or future regional platforms; (iii) technology product advancement; (iv) general and administrative expenses; and (v) working capital and other general corporate purposes.

We may not currently have all of the financial resources to fully develop and execute on all of our other business opportunities; however, we intend to finance our development through paid services, technology access fees, equity financings and by securing financial and strategic partners focused on development of these opportunities. We can make no assurances that our business operations will provide us with sufficient cash flows to continue our operations. We may need to raise additional capital through equity and debt financing for any new ventures that are developed, to support our existing projects and possible expansions thereof and for our corporate general and administrative expenses. We may consider a full range of financing options in order to create the most value in the context of the increasing interest we are witnessing in our proprietary technology.

We cannot provide any assurance that any financing will be available to us in the future on acceptable terms or at all. Any such financing could be dilutive to our existing stockholders. If we cannot raise required funds on acceptable terms, we may not be able to, among other things, (i) maintain our general and administrative expenses at current levels including retention of key personnel and consultants; (ii) successfully develop our licensing and related service businesses; (iii) fund certain obligations as they become due; (iv) negotiate and enter into new gasification plant development contracts and licensing agreements; (v) make additional capital contributions to our joint ventures; (vi) respond to competitive pressures or unanticipated capital requirements; or (vii) repay our indebtedness

Our ability to generate cash to service our indebtedness depends on many factors beyond our control, and any failure to meet our debt obligations could harm our business, financial condition and results of operations.

Our ability to make payments on and to refinance our indebtedness, including our recently issued Debentures, and to fund planned capital expenditures will depend on our ability to generate sufficient cash flow from operations in the future. To a certain extent, this is subject to general economic, financial, competitive, legislative and regulatory conditions and other factors that are beyond our control, including the prices that we receive for our oil and natural gas production.

We cannot assure you that our business will generate sufficient cash flow from operations in an amount sufficient to enable us to pay principal and interest on our indebtedness, including our recently issued Debentures, or to fund our other liquidity needs. If our cash flow and capital resources are insufficient to fund our debt obligations, we may be forced to reduce our planned capital expenditures, sell assets, seek additional equity or debt capital or restructure our debt. We cannot assure you that any of these remedies could, if necessary, be affected on commercially reasonable terms, or at all. Our cash flow and capital resources may be insufficient for payment of interest on and principal of our debt in the future, including payments on our recently issued Debentures, and any such alternative measures may be unsuccessful or may not permit us to meet scheduled debt service obligations, which could cause us to default on our obligations and could impair our liquidity.

We may not be successful in developing our business platform in Australia.

All of our business in Australia is currently being conducted by AFE and as such, we are dependent on the ability of AFE to grow and develop its pending and contemplated projects, and to secure debt and equity financing for projects. We will only receive fees for projects with AFE when agreed milestones across the development, design, construction, start-up and operations of the project are achieved. These projects will have a number of risks and could present unexpected challenges, including the existence of unknown potential disputes, liabilities or contingencies that arise during or after the development of the project. We cannot assure you that AFE will be able to complete the necessary financings, or once completed satisfy the conditions required to achieve these milestones or be able to enter into relationships with partners which can finance and develop the projects to completion. The failure to complete the financings and, achieve the milestones or for the projects to be fully developed would have a material adverse effect on our business and results of operation.

We may not be able to develop our equity platform projects.

Other than AFE and our Yima Joint Venture, all of our other potential development opportunities are in the early stages of development and/or contract negotiations.

We will seek partners in the future for our equity platform projects and our future success will depend on these relationships and any other strategic relationships that we may enter into. We cannot assure you that we will satisfy the conditions required to maintain these relationships or that we will be able to enter into relationships with future strategic partners on acceptable terms.

The Yima Joint Ventures also are experiencing certain liquidity concerns with a series of third party bank loans due in April 2018 and September 2018. Yima, the 75% shareholder of the Yima Joint Venture, has been routinely filling liquidity gaps with shareholder loans to the Yima Joint Venture. Also, the Yima Joint Venture has at times negotiated with impacted third-party lenders to seek extensions, refinancing or other alternative arrangements to avoid a default by the Yima Joint Venture. While we believe Yima will continue to fill the liquidity gaps until the project is operating and producing income, we can make no assurances that Yima will continue to do this or on the outcome of the above-mentioned negotiations.

 We may not be successful developing our technology and licensing business.

The development of our licensing and technology business depends, in part, on our ability to form strategic relationships with other partners which can extend our global sales reach for our technology and licensing business. We have begun to develop our strategic relationships with GE, Midrex, Simon and other partners and many of these relationships are still being cultivated. We cannot provide assurance that we will be able to successfully develop our strategic partnerships or successfully grow the Tianwo-SES Joint Venture, our exclusive provider of technology and licensing in China, Mongolia, Indonesia, Vietnam, The Philippines, and Malaysia, which depends upon several factors, including the strength of global energy and chemical markets, commodity prices and the ability of our strategic partners to timely perform their obligations.  There can be no assurances that we will be able to succeed in developing or sustaining these relationships and our inability to do so could have a material adverse effect on our business and results of operation.

We are dependent on our relationships with our strategic partners for project development.

We are dependent on our relationships with our strategic partners to accelerate our expansion, fund our development efforts, better understand market practices and regulatory issues and more effectively handle challenges that may arise.

Through the Tianwo-SES Joint Venture, we have partnered a significant portion of our China business with STT, a Chinese company which desires to invest into the growth of China’s clean energy space and which recognizes the opportunity afforded by our technology capability and business model.  We have committed to execute all of our business in Australia through AFE. We believe partnering with companies such as STT, and setting up companies like AFE with strong local partners, can increase the acceptance of our technology on a global basis and will enable us to reduce our capital requirements to achieve this acceleration.

We may also seek additional partners in the future for our technology platforms. Our future success will depend on these relationships and any other strategic relationships that we may enter into. We cannot assure you that we will satisfy the conditions required to maintain these relationships under existing agreements or that we can prevent the termination of these agreements. We also cannot assure you that we will be able to enter into relationships with future strategic partners on acceptable terms. Further, we cannot assure you that our joint venture partners, including STT, will grow the joint venture or effectively meet their development objectives. We also cannot assure you that AFE’s management team will successfully meet their financing and project development objectives. The termination of any relationship with an existing strategic partner, or the inability to establish additional strategic relationships may limit our ability to develop AFE, the Tianwo-SES Joint Venture, our projects, including the Yima Joint Venture may have a material adverse effect on our business and financial condition.

Joint ventures, partnerships, and companies that we enter into present a number of challenges that could have a material adverse effect on our business and results of operations and cash flows.

We have developed projects in China with the ZZ Joint Venture, the Yima Joint Venture, and our Tianwo-SES Joint Venture. In addition, as part of our business strategy, we plan to enter into other joint ventures or similar transactions, including as part of our business verticals for power, steel and renewables, some of which may be material. These transactions typically involve a number of risks and present financial, managerial and operational challenges, including the existence of unknown potential disputes, liabilities or contingencies that arise after entering into the joint venture related to the counterparties to such joint ventures, with whom we share control. We could experience financial or other setbacks if transactions encounter unanticipated problems due to challenges, including problems related to execution or integration. In some cases, our joint venture partner may have a contractual commitment to provide funding to the joint venture, although we do not have assurances that they will satisfy such obligations. Economic uncertainty in China, Australia, or other parts of the world in which we plan to do business, could also cause delays or make financing of operations more difficult. Any of these risks could reduce our revenues or increase our expenses, which could adversely affect our results of operations and cash flows.

All of our business in Australia is currently being conducted through AFE and as such, we are dependent on the ability of AFE to grow and develop its pending and contemplated projects. AFE will need to raise additional funds to move their project development efforts forward. We will only receive fees for projects with AFE, if they are successful in their fundraising efforts, and when agreed milestones across the development, design, construction, start-up and operations of the project are achieved. These projects will have a number of risks and could present unexpected challenges, including the existence of unknown potential disputes, liabilities or contingencies that arise during or after the development of the project. We cannot assure you that AFE will satisfy the conditions required to achieve these milestones or that AFE will be able to enter into relationships with partners which can finance and develop the projects to completion. The failure to achieve the milestones or for the projects to be fully developed would have a material adverse effect on our business and results of operation.

Additionally, we are a minority owner in the Yima Joint Venture, and we are relying on Yima to provide the management and operational support for the project. As a result, the success and timing of the Yima project will depend upon a number of factors that will be largely outside of our control and influence. In 2014, we moved from the equity method of accounting for our investment in the Yima Joint Venture to the cost method of accounting because we concluded that we are unable to exercise significant influence over the Yima Joint Venture. Our conclusion regarding our lack of significant influence is based on our interactions with the Yima Joint Venture related to the start-up and operations and due to various other circumstances including limited participation in operating and financial policymaking processes and our limited ability to influence technological decisions.  The Yima Joint Venture also are experiencing certain liquidity concerns with a series of third party bank loans due in April 2018 and September 2018. Yima, the 75% shareholder of the Yima Joint Venture, has been routinely filling liquidity gaps with shareholder loans to the Yima Joint Venture. Also, the Yima Joint Venture is currently in discussion with the impacted third-party lenders to seek extensions, refinancing or other alternative arrangements to avoid a default by the Yima Joint Venture. While we believe Yima will continue to fill the liquidity gaps until the project is operating and producing income, we can make no assurances that Yima will continue to do this or on the outcome of the above-mentioned negotiations.

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

We evaluated the conditions of the Yima Joint Venture to determine whether an other-than-temporary decrease in value had occurred as of June 30, 2017 and 2016. As of June 30, 2017, management determined that there were triggering events related to its investment in the Yima Joint Venture and these were the lower than expected production levels and the increased debt levels as compared to the previous year, which indicated a continued liquidity concern for the joint venture. At June 30, 2016, the triggering events included the extended plant shutdown and a significant liquidity concern involving multiple bank loans that were coming due in the near future. Management determined these events in both years were other-than-temporary in nature and therefore conducted an impairment analysis utilizing a discounted cash flow fair market valuation and a Black-Scholes Model-Fair Value of Optionality used in valuing companies with substantial amounts of debt where a discounted cash flow valuation may be inadequate for estimating fair value with the assistance of a third-party valuation expert. In this valuation, significant unobservable inputs were used to calculate the fair value of the investment. The valuation led to the conclusion that the investment in the Yima Joint Venture was impaired as of June 30, 2017, and accordingly, we recorded a $17.7 million impairment for the year ended June 30, 2017 and an $8.6 million impairment for the year ended June 30, 2016. The carrying value of our Yima investment was approximately $8.5 million as of June 30, 2017 as compared to $26.2 million as of June 30, 2016.

Should general economic, market or business conditions decline further, and continue to have a negative impact on our revenues or other aspects of our business, we may be required to record impairment charges in the future, which could materially and adversely affect financial condition and results of operation.

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

Our operating results and cash flows may fluctuate significantly as a result of a variety of factors, many of which are outside our control. Factors that may affect our operating results and cash flows include but are not limited to: (i) the ability of our Australian platform, through AFE and BFR, to develop and provide the contemplated returns on our investment; (ii) the success of the Yima Joint Venture and their ability to improve operations and overcome the current liquidity concerns of their operations; (iii) our ability to obtain new customers and retain existing customers; (iv) the success and acceptance of our technology; (v) our ability to successfully develop additional regional platforms similar to AFE in other parts of the world, and our ability to successfully develop our licensing business verticals for power, steel and renewables, as well as execute on our projects; (vi) the ability to obtain financing for our projects; (vii) the cost of coal, electricity, and natural gas; (viii) shortages of equipment, raw materials or feedstock; (ix) approvals by various government agencies; and (x) general economic conditions as well as economic conditions specific to the energy industry.

We may not be successful developing opportunities to license our technology.

Although we have identified potential opportunities in Australia, Eastern Europe, South America, the Caribbean, China and other parts of Asia, we have only recently begun to develop our licensing and related service business and many of the relationships with potential customers are still being cultivated. To date, our principal operating activities have focused in China. Our ability to successfully develop global licensing opportunities for our technology is uncertain and depends upon the strength of global markets as well as our continued capability to deliver technology licenses, components and services, as well as the capability of regional platform companies that we develop, like AFE, to develop projects that will require technology licenses and related services. In addition, as with our other projects, we will be exposed to the risk of financial non-performance by our customers. Although we anticipate that we can generate revenues through engineering and technical service fees, as well as licensing fees and royalties on products sold by our licensees that incorporate our proprietary technology, there can be no assurances that we will be able to do so and our inability to do so could have a material adverse effect on our business and results of operation.

Our size and lack of operating history could inhibit the development of our third-party licensing business.

License agreements typically provide a guarantee of the performance of the plant which is using SGT. Due to our size and lack of operating history there could be a perception that we are not able to satisfy these obligations, even though liability is typically capped at some percentage of the fees received under the license agreement, and other associated equipment and service supply agreements. As a result, partners may choose to enter into agreements with our larger competitors due to the belief that they are in a greater position to stand by their performance guarantees. These perceptions could hinder the development of our third-party licensing business and, as a result, have a material adverse effect on our financial condition and results of operations.

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

We or our partners will manage the design, procurement and construction of our plants. If our or their management of these issues fail, our business and operating results could suffer.

Previously for our ZZ Joint Venture, and possibly for other projects we may work on in the future, we have or expect to manage plant design as it relates to the gasification systems. Some of this work has been or will be subcontracted to third parties. We are and will be coordinating and supervising these tasks. Although we believe that this is the most time and cost-effective way to build gasification plants, we bear the risk of cost and schedule overruns and quality control. If we do not properly manage the design, procurement and construction of our plants, our business and operating results could be seriously harmed. Furthermore, as we continue to improve our technology, we may decide to make changes to our equipment that could further delay the construction of our plants. Additionally, for certain of our projects, including projects for which we provide a license or related service, we will rely on our partners to manage the design, procurement and construction of the plant. The success and timing of work on these projects by others will depend upon a number of factors that will be largely outside of our control. We can provide no assurances that the work will be completed timely or at all, or that the work will be performed at standards to our satisfaction.

Continued disruption in U.S. and international economic conditions and in the commodity and credit markets may adversely affect our business, financial condition and results of operation.

The global economy is currently experiencing a significant contraction, which has impeded our ability and the ability of our partners to obtain financing for our projects. This current decrease and any future decrease in economic activity in the United States, Australia, China or in other regions of the world in which we may in the future do business could significantly and adversely affect our results of operations and financial condition in a number of other ways. Any decline in economic conditions may reduce the demand or prices for the production from our plants. Our industry partners and potential customers and suppliers may also experience insolvencies, bankruptcies or similar events. As a direct result of these trends, our ability to finance and develop our existing projects, commence any new projects and sell our products may continue to be adversely impacted. In addition, the increased currency volatility could significantly and adversely affect our results of operations and financial condition. Any of the above factors could also adversely affect our ability to access credit or raise capital even if the capital markets improve.

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

We are dependent on the availability and cost of low rank coal and coal waste and our inability to obtain a low-cost source could have an impact on our business.

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

Decreased cost or increased availability for natural gas in Australia, China and other regions where we develop projects could have an impact on our business and results of operation.

We compete with producers of other low-cost fuels used for electricity generation, such as natural gas. Declines in the price of natural gas, or continued low natural gas prices, could cause demand for coal based energy to decrease and adversely affect the price of syngas and related projects. Sustained periods of low natural gas prices or other fuels may also cause utilities to phase out or close existing coal-fired power plants or reduce construction of new coal-fired power plants.  In addition, competition provided by new methods of extracting natural gas could hurt our business in Australia, China and elsewhere around the world.  All of this could materially and adversely affect our business and results of operations.

The termination of our license agreement with GTI or any of our joint venture agreements or licensing agreements would materially adversely affect our business and results of operations.

The GTI Agreement, our joint ventures in China, our licensing and related service business and our business verticals for power, steel and renewables, are essential to us and our future development. With the exercise of our first extension of our agreement in May 2016, the GTI Agreement terminates on August 31, 2026, but may be terminated by GTI upon certain events of default if not cured by us within specified time periods. In addition, after the second ten-year extension period provided under the GTI Agreement, which is exercisable at our option, we cannot assure you that we will succeed in obtaining an extension of the term of the license at a royalty rate that we believe to be reasonable or at all. Our joint venture agreements do not terminate for many years, but may be terminated earlier due to certain events of bankruptcy or default, and, in the case of the Tianwo-SES Joint Venture, if the joint venture does not establish positive net income within 24 months of formation. Termination of any of our joint ventures or other key business relationships would require us to seek another collaborative relationship in that territory. We cannot assure you that a suitable alternative third party would be identified, and even if identified, we cannot assure you that the terms of any new relationship would be commercially acceptable to us. In addition, any of our license agreements could be terminated by our customer if we default under the terms of the agreement and any such termination could have a material adverse effect on our business and results of operations.

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

Our performance is substantially dependent on the continued services and on the performance of our senior management and other key personnel. Our performance also depends on our ability to retain and motivate our officers, directors and key employees. The loss of the services of any of our executive officers or other key employees could have a material adverse effect on our business, results of operations and financial condition. Although we have employment arrangements, which include non-competition provisions, with DeLome Fair, our President and Chief Executive Officer, Francis Lau, our Chief Technology Officer, and certain other members of senior management, as a practical matter, those agreements will not assure the retention of our employees and we may not be able to enforce all of the provisions in any such employment agreement, including the non-competition provisions. We are also dependent on our joint ventures and platform companies having the necessary senior management to maintain operations. Our future success also depends on our ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, marketing and customer service personnel. Competition for personnel in jurisdictions where we operate is intense, and we cannot assure you that we will be able to successfully attract, integrate or retain sufficiently qualified personnel. In addition, because substantially all of our operations are currently outside the US, we will be required to retain personnel, particularly our key technical personnel, who are willing to travel, sometimes for long periods of time, to foreign locations.

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

The business of providing clean energy is highly competitive. In the gasification market, large multi-national industrial corporations that are better capitalized, such as General Electric, Shell, CB&I, Siemens (with entrained flow technologies); Lurgi (with moving bed technology); and smaller Chinese firms (with atmospheric pressure technologies) offer coal gasification equipment and services which compete with our technology.

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

We did not maintain effective internal controls over financial reporting. A material weakness was identified relating to  the impairment evaluation of our cost method investments. Specifically, we did not effectively operate controls over management’s review of the impairment assessment, including its review of certain elements related to the valuation of our cost based investments. This material weakness resulted in errors that, if not corrected, would have resulted in a material misstatement of the amount of our impairment of our cost method investments.

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

We did not maintain effective internal controls over financial reporting. A material weakness was identified relating to the  impairment evaluation of our cost method investments. Specifically, we did not effectively operate controls over management’s review of the impairment assessment, including its review of certain elements related to the valuation of our cost based investments. This material weakness resulted in errors that, if not corrected, would have resulted in a material misstatement of the amount of our impairment of our cost method investments.

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

The majority of our operations are located in China and Australia, and we are looking at development opportunities in other countries as well. As a result, a significant portion of our revenue is subject to the increased political and economic risks and other factors associated with international operations including, but not limited to:

•	general strikes and civil unrest;

•	other changes in political climate and energy-related policy and laws;

•	the risk of war, acts of terrorism, expropriation and resource nationalization, forced renegotiation or modification of existing contracts;

•	import and export regulations (including in respect of gas);

•	taxation policies, including royalty and tax increases and retroactive tax claims, and investment restrictions;

•	price control;

•	transportation regulations and tariffs;

•	constrained methanol markets dependent on demand in a single or limited geographical area;

•	exchange controls, currency fluctuations, devaluation, or other activities that limit or disrupt markets and restrict payments or the movement of funds;

•	laws and policies of the United States affecting foreign trade, including trade sanctions;

•	the possibility of being subject to exclusive jurisdiction of foreign courts in connection with legal disputes relating to licenses to operate and concession rights in countries where we currently operate;

•	the possible inability to subject foreign persons, especially foreign oil ministries and national oil companies, to the jurisdiction of courts in the United States; and

•	difficulties in enforcing our rights against a governmental agency because of the doctrine of sovereign immunity and foreign sovereignty over international operations.

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

For example, Chinese regulations relating to outbound investment activities, in particular, round-tripping investments by Chinese residents may increase our administrative burden, restrict our overseas and cross-border investment activity or otherwise adversely affect the implementation of our acquisition strategy. If Chinese residents, who are beneficial holders of our shares, make or have previously made direct or indirect round tripping investments through a SPV which falls within the scope of the registration under the SAFE Circular [2014] 37 (SAFE Circular [2014] 37 Relating to Foreign Exchange Administration of Offshore Investment, Financing and Round tripping Investment by Domestic Residents utilizing Special Purpose Vehicles), the Chinese residents must make foreign exchange registration for their offshore investments, otherwise, the Chinese residents may be ordered to return the capital to China and be imposed a fine by SAFE for such misconduct. At the time of applying for SAFE registration (including any change registration), the foreign-invested enterprises that do not constitute round tripping investment enterprises will be required to represent that its foreign shareholder is not directly or indirectly held by any Chinese residents; the foreign-invested enterprises that constitute round tripping investment enterprises will be required to disclose the actual controlling person of its foreign shareholder. Any false or misleading representations may result in administrative liabilities imposed on the onshore entities and their legal representatives. We cannot provide any assurances that all of our stockholders who are Chinese residents will make or obtain any applicable registrations or approvals required by these SAFE regulations. The failure or inability of our Chinese resident stockholders to comply with the registration procedures set forth in the SAFE regulations may subject our Chinese subsidiaries to fines and legal sanctions, restrict our cross-border investment activities, or limit the ability to distribute dividends to or obtain foreign-exchange dominated loans from our company. Given that SAFE [2014] Circular 37 is a newly issued regulation, certain aspects therein still remain in uncertainty. As it is uncertain how the SAFE regulations will be interpreted or implemented, we cannot predict how these regulations will affect our business operations or future strategy. For example, we may be subject to a more stringent review and approval process with respect to our foreign exchange activities, such as remittance of dividends and obtaining foreign currency denominated borrowings, which may harm our results of operations and financial condition. In addition, if we decide to acquire a Chinese domestic company, we cannot assure you that we or the owners of such company, as the case may be, will be able to obtain the necessary approvals or complete the necessary filings and registrations required by the SAFE regulations. This may restrict our ability to implement our acquisition strategy and could adversely affect our business and prospects.

In relation to our Australian operations, the Australian Government regulates investments by foreign persons in certain companies, trusts, businesses and land under the Foreign Acquisitions and Takeovers Act (“FATA”). This regime requires notification of the proposed acquisition to the Australian Treasurer, through the Foreign Investment Review Board (“FIRB”), and obtaining a no objections notification (“FIRB approval”) in respect of certain investments made by foreign persons. Under the FATA, we are considered a foreign person. Similarly, due to our ownership position in AFE, AFE will also be considered a foreign person under the FATA. This means that if we or AFE decide to acquire an Australian company, trust, business or interest in Australian land (which includes an interest in mining and production tenements), such an acquisition may require FIRB approval if it meets the relevant FATA thresholds. Also, due to the Australia - United States Free Trade Agreement, United States investors are considered "agreement country investors" under the FATA. The “agreement country investors” are subject to much higher FATA thresholds which means that United States investors can make significantly larger investments without needing to seek FIRB approval. However, we can only benefit from these higher FATA thresholds if we use entities incorporated or established in United States to directly make the proposed investment. The Treasurer will only grant FIRB approval if he can be satisfied that the proposed investment is not contrary to the Australian national interest. We cannot provide any assurances that we or AFE, as the case may be, will be able to obtain the necessary FIRB approvals in relation to proposed acquisitions that meet the FATA thresholds. However, rejections of proposed investments are rare.

Furthermore, depending on the proportion of our shares that are beneficially held by government-related entities at any one time, we, and in turn AFE, may be considered a foreign government investor under the FATA. Foreign government investors are subject to lower FATA thresholds and greater scrutiny by FIRB in relation to their proposed acquisitions. We cannot assure you that we will always be able to accurately identify whether we are a foreign government investor under the FATA.

Failure to obtain FIRB approval when required or otherwise comply with the FATA may subject us to fines and a range of legal sanctions, including orders requiring us to dispose of the relevant interest (in relation to interests that have been acquired without FIRB approval). This may restrict our ability to implement our acquisition strategy and could adversely affect our business and prospects.

In our areas of operation, the projects we and our customers intend to build are subject to rigorous environmental regulations, review and approval. We cannot assure you that such approvals will be obtained, applicable requirements will be satisfied or approvals, once granted, will be maintained.

Our operations are subject to stringent laws and regulations governing the discharge of materials into the environment, remediation of contaminated soil and groundwater, sitting of facilities or otherwise relating to environmental protection. Numerous governmental agencies, such as various Chinese and Australian authorities at the municipal, provincial or central government level and similar regulatory bodies in other countries, issue regulations to implement and enforce such laws, which often require difficult and costly compliance measures that carry substantial potential administrative, civil and criminal penalties or may result in injunctive relief for failure to comply. These laws and regulations may require the acquisition of a permit before construction and/or operations at a facility commence, restrict the types, quantities and concentrations of various substances that can be released into the environment in connection with such activities, limit or prohibit construction activities on certain lands lying within wilderness, wetlands, ecologically sensitive and other protected areas and impose substantial liabilities for pollution. We believe that we are in substantial compliance with current applicable environmental laws and regulations. Although to date we have not experienced any material adverse effect from compliance with existing environmental requirements, we cannot assure you that we will not suffer such effects in the future or that projects developed by our partners or customers will not suffer such effects.

For example, in China, developing, constructing and operating gasification facilities is highly regulated. In the development stage of a project, the key government approvals are the project’s environmental impact assessment report, or EIA, feasibility study (also known as the project application report). Approvals in China are required at the municipal, provincial and/or central government levels depending on the total size of the investment in the project. Prior to commencing full commercial operations, we also need additional environmental approvals to ensure that the facility will comply with standards adopted in the EIA.

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

Selling syngas, methanol, glycol and other commodities is highly regulated in many markets around the world, as will be projects in our business verticals for power, steel and renewables. We believe these projects will be supported by the governmental agencies in the areas where the projects will operate because coal-based technologies, which are less burdensome on the environment, are generally encouraged by most governments. However, in China and other developing markets, the regulatory environment is often uncertain and can change quickly, often with contradictory regulations or policy guidelines being issued. In some cases, government officials have different interpretations of such regulations and policy guidelines and project approvals that are obtained could later be deemed to be inadequate. Furthermore, new policy guidelines or regulations could alter applicable requirements or require that additional levels of approval be obtained. If we or our customers and partners are unable to effectively complete the government approval process in China, Australia, and other markets in which we intend to operate, our business prospects and operating results could be seriously harmed.

For example, the Chinese government continues to encourage newer technologies that can cleanly process coal. Although we do not believe that China’s project approval requirements and slowing of approvals for new coal to methanol and DME projects will invalidate any of our existing permits, our future joint ventures will have to abide by these guidelines.

Foreign laws may not afford us sufficient protections for our intellectual property, and we may not be able to obtain patent protection outside of the United States.

Certain nations that we operate in may not grant us certain intellectual property rights that are customarily granted in more developed legal systems. Patent law reform in the United States and other countries may also weaken our ability to enforce our patent rights, or make such enforcement financially unattractive. For example, Australia has enacted the Intellectual Property Laws Amendment (Raising the Bar) Act, which provides higher standards for obtaining patents. These reforms could result in increased costs to protect our intellectual property or limit our ability to patent our products in these jurisdictions. In addition, despite continuing international pressure on the Chinese government, intellectual property rights protection continues to present significant challenges to foreign investors and, increasingly, Chinese companies. Chinese commercial law is relatively undeveloped compared to the commercial law in our other major markets and only limited protection of intellectual property is available in China as a practical matter. Although we have taken precautions in the operations of our Chinese subsidiaries and in our joint venture agreements (including as to the Tianwo-SES Joint Venture to which we have transferred the exclusive right to our technology within the joint venture territory) to protect our intellectual property, any local design or manufacture of products that we undertake in China could subject us to an increased risk that unauthorized parties will be able to copy or otherwise obtain or use our intellectual property, which could harm our business. We may also have limited legal recourse in the event we encounter patent or trademark infringement. Uncertainties with respect to the Chinese legal system may adversely affect the operations of our Chinese subsidiaries. China has put in place a comprehensive system of intellectual property laws; however, incidents of infringement are common and enforcement of rights can, in practice, be difficult. If we are unable to manage our intellectual property rights, our business and operating results may be seriously harmed.

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

Fluctuations in exchange rates can have a material impact on our costs of construction, our operating expenses and the realization of revenue from the sale of commodities. We cannot assure you that we will be able to offset any such fluctuations and any failure to do so could have a material adverse effect on our business, financial condition and results of operations. In addition, our financial statements are expressed in U.S. dollars and will be negatively affected if foreign currencies, such as the RMB, or the Australian dollar (“AUD”), depreciate relative to the U.S. dollar. For example, there has recently been intense pressure on the RMB due to the devaluation by China’s central bank. We cannot predict at this time when prices will stabilize or recover. In addition, our currency exchange losses may be magnified by exchange control regulations in China or other countries that restrict our ability to convert into U.S. dollars.

Risks related to our Australian Platform

Estimating the quantity and quality of mineral resources is an inherently uncertain process.

Estimating the quantity and quality of mineral resources is an inherently uncertain process and any reserve estimates that we may receive from AFE or BFR in the future are and will be estimates and may not prove to be an accurate indication of the quantity and/ or grade of mineralization that AFE or BFR has identified or that they will be able to extract, process and sell.

Mineral reserve estimates are expressions of judgement based on knowledge, experience and industry practice. Mineral reserve estimates are necessarily imprecise and depend to some extent on interpretations and geological assumptions, the application of sampling techniques, estimates of commodity prices, cost assumptions, and statistical inferences which may ultimately prove to have been unreliable.

The inclusion of mineral reserve estimates should not be regarded as a representation that these amounts can be economically exploited and investors are cautioned not to place undue reliance on mineral reserve estimates, particularly inferred resource estimates, which are highly uncertain.

Consequently, mineral reserve estimates are often regularly revised based on actual production experience or new information and are therefore expected to change. Furthermore, should AFE or BFR encounter mineralization or formations different from those predicted by past drilling, sampling and similar examinations, their mineral reserve estimates may have to be adjusted and mining plans, processing and infrastructure may have to be altered in a way that might adversely affect their operations. Moreover, a decline in the price of commodities, increases in production costs, decreases in recovery rates or changes in applicable laws and regulations, including environment, permitting, title or tax regulations, that are adverse to AFE or BFR, may mean the volumes of mineralization that AFE or BFR can feasibly extract may be significantly lower than the original mineral reserve estimates. If it is determined that mining of certain of resources and the reserves derived from them have become uneconomic, this may ultimately lead to a reduction in the quantity of the aggregate resources of AFE and BFR being mined, or result in AFE or BFR deciding not to proceed with the project.

Mining exploration and operations are subject to a number of factors which could adversely affect AFE and BFR.

The current and future operations of AFE and BFR, including exploration, appraisal, development and possible production activities may be affected by a range of exploration and operating factors, including:

•	Geological conditions;
•	Limitations on activities due to seasonal or adverse weather patterns;
•	Alterations to program and budgets;
•	Unanticipated operational and technical difficulties encountered in geophysical surveys, drilling, metallurgical laboratory work and production activities;
•	Mechanical failure of operating plant and equipment, industrial and environmental accidents, acts of terrorism or political or civil unrest and other force majeure events;
•	Industrial action, disputation or disruptions;
•	Unavailability of transport or drilling equipment to allow access and geological and geophysical investigations;
•	Unavailability of suitable laboratory facilities to complete metallurgical test work investigations;
•	Failure of metallurgical testing to determine a commercial viable product;
•	Shortages or unavailability of manpower or appropriately skilled manpower;
•	Unexpected shortages or increases in the costs of consumables, spare parts, plant and equipment; and / or
•	Prevention or restriction of access by reason of inability to obtain consents or approvals.

Both AFE and BFR have minimal operating history which could have an adverse effect on the success of their business operations.

Prior to the completion of the Callide acquisition, neither AFE or BFR had developed or managed a fully operational mining or processing facility and neither of them has any direct or demonstrated experience in building or operating mining or processing facilities.

While their directors and management have substantial experience in the mining and resources industries, there can be no assurance that their projects will experience results similar to those achieved by other companies or projects in which their directors and management have been involved in the past. The financial condition of AFE and BFR will depend upon the commercial viability and profitability of their projects. Neither AFE or BFR can provide any assurance that it will be able to commission or sustain the successful operation of its projects or that they will achieve commercial viability.

Our Australian operations are subject to a number of operating risks which could have a material adverse effect on our results of operations.

The future operations of AFE and BFR will be subject to operating risks that could result in decreased production which could reduce its revenues. Operational difficulties may impact production volumes, delay or increase the cost of operating for a varying length of time. Such difficulties include (but are not limited to) unexpected maintenance or technical problems; failure of key equipment; depletion of mineral resources; increased or unexpected reclamation costs; interruptions due to transportation delays; industrial and environmental accidents; industrial disputes; unexpected shortages or increases in the costs of consumables and spare parts; availability of water; availability and cost of power and other utilities; fires; adverse weather conditions and other natural disasters. Other difficulties may arise as a result of variations in mining or operating conditions from those projected from drilling, such as geotechnical issues, variations in the amount of waste material, variations in geological conditions and the actions of potential contractors engaged to operate projects (including any breach of contract or other action outside the control of AFE or BFR).

Unforeseen geological, geotechnical or operational difficulties could also cause a loss of revenue due to lower production than expected, higher operating and maintenance costs and/ or ongoing unplanned capital expenditure to meet production targets. Any such geological conditions may adversely affect the financial performance of AFE and BFR.

A failure to obtain access (whether under a contractual arrangement or otherwise) to an adequate supply of capital equipment or consumables for use in their operations could result in delays to the commencement of operations at projects for AFE and BFR, reduced production rates and increased costs.

AFE and BFR may consider opportunities for expansion and/or opportunities to acquire other mining and processing rights in the future. There can be no certainty that any expenditures made by them towards the search for, acquisition of or evaluation of mineral deposits or rights will result in commercial discoveries or acquisitions.

Failure to obtain necessary licenses or permits could delay or restrict our projects being developed in Australia.

Both AFE and BFR are required under applicable local laws and regulations to seek governmental concessions, permits, authorizations, licenses and other approvals, including in connection with its operating, producing, exploration and development activities. We cannot predict whether they will be able to obtain all required permits or other authorizations for its current and future operations. Obtaining, retaining or renewing the necessary governmental concessions, permits, authorizations, licenses (including with respect to environment and water use) and approvals can be a complex and time-consuming process and may involve substantial costs or the imposition of unfavorable conditions. There can be considerable delay in obtaining the necessary permits and other authorizations and in certain cases the relevant government agency may be unable to issue a required permit or other authorization in a timely manner.

The duration and success of permit applications are contingent on many factors that are outside of the control of AFE and BFR (including objections from local communities, non-government organizations or special interest groups). Failure to obtain a material license or permit in connection with a specific project would adversely impact AFE and BFR.

Mineral exploration involves significant risks which could have an adverse effect on our results of operations.

The exploration of mineral deposits involves significant risks which even a combination of careful evaluation, experience and knowledge will not fully eliminate. While the discovery of a mineral deposit may result in substantial rewards, few properties which are explored are ultimately developed into producing mines. Major expenses may be required to locate and establish ore reserves and to construct mining and processing facilities at a particular site. Whether a mineral deposit will be commercially viable depends on a number of factors, some of which include the particular attributes of the deposit, such as size, quality and proximity to infrastructure; commodity prices which are highly cyclical; and government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in AFE or BFR not receiving an adequate, or any, return on invested capital for any exploration activities that may be undertaken in the future.

Government regulation or policy could impose a significant cost on our Australian operations.

Government regulations will impose significant costs on the mining and processing operations of AFE and BFR, and future regulations could increase those costs or limit their ability to operate and produce. The mining and processing industries are subject to increasingly strict regulation with respect to matters such as limitations on land use, employee health and safety, mine permitting and licensing requirements, reclamation and restoration of mining properties, air quality standards, water pollution, protection of human health, plant life and wildlife, the discharge of materials into the environment, surface subsidence from underground mining and the effects of mining on groundwater quality and availability.

The possibility exists that new legislation and/or regulations and orders may be adopted that may materially adversely affect the mining operations of AFE and BFR, cost structure and/or their ability of to sell (or, if applicable, export) their products. New legislation or administrative regulations (or new judicial interpretations or administrative enforcement of existing laws and regulations or changes in respect policy or the enactment of policy-related decisions), including proposals related energy policy or to the protection of the environment that would further regulate and tax the industry, may also require AFE, BFR or its customers to change operations significantly or incur increased costs.

Environmental regulations impacting the mining industry may adversely affect AFE and BFR.

The operations of AFE and BFR are subject to or affected by a wide array of regulations in the jurisdictions where they operate, including those directly impacting mining activities and those indirectly affecting their businesses, such as applicable environmental laws. In addition, new environmental legislation or administrative regulations relating to mining or affecting demand for mined materials, or more stringent interpretations of existing laws and regulations, may require AFE or BFR to significantly change or curtail their operations. The high cost of compliance with environmental regulations may discourage them from expanding existing mines or developing new mines and may also cause customers to limit or even discontinue their mining operations. As a result of these factors, our Australian projects could be adversely affected by environmental regulations directly or indirectly impacting the mining industry. Any reduction in demand as a result of environmental regulations could have a material adverse effect on the business, financial condition or results of operations of AFE and BFR.

Failure to obtain necessary native title or Aboriginal cultural heritage consents and approvals could delay or restrict our projects being developed in Australia.

Both AFE and BFR are required under applicable local laws and regulations to seek authorizations and consents from Aboriginal and Torres Strait Islander Peoples in relation to native title (where it has not been extinguished) and Aboriginal cultural heritage, including in connection with its operating, producing, exploration and development activities. We cannot predict whether they will be able to obtain all required authorizations and consents for its current and future operations. Obtaining, retaining or renewing the necessary authorizations and consents can be a complex and time-consuming process and may involve substantial costs or the imposition of unfavorable conditions. There can be considerable delay in obtaining the necessary authorizations and consents. However, where consents and authorizations are not provided by agreement, there are fallback options available under the native title “right to negotiate” process and the statutory process for development of cultural heritage management plans.

The duration and success of authorization and consent processes are contingent on many factors that are outside of the control of AFE and BFR. Failure to obtain an authorization or consent in connection with a specific project would adversely impact AFE and BFR.

Uncertainty or weaknesses in global economic conditions could affect adversely impact coal pricing.

The world prices of coal are influenced strongly by international demand and global economic conditions. Uncertainties or weaknesses in global economic conditions could affect adversely our business and negatively impact our financial results. In addition, if another global economic downturn were to occur, we would likely see decreased demand and decreased prices with respect to our Australian projects, resulting in lower revenue levels and decreasing margins. We are not able to predict whether the global economic conditions will continue or worsen and the impact it may have on our operations and the industry in general going forward.

Taxation of dividends paid by AFE and BFR could have a negative impact on our shareholders.

Australian resident companies are liable for Australian income tax on their taxable income at a corporate tax rate (which is currently 30%). The payment of Australian income tax by an Australian company generates a “franking credit” which, when the company pays a dividend to shareholders, generally flows through to the company’s shareholders.

Dividends, to the extent that they are paid by AFE and BFR, may potentially be franked up to 100%. The rate of franking depends on the Australian company’s level of available franking credits. The level of franking may vary over time and dividends may be partially or fully franked or not franked at all.

Non-Australian tax resident shareholders who hold shares in an Australian tax resident company may be subject to Australian dividend withholding tax on the ‘unfranked’ component of any dividends paid by the company (unless those shares are held at or through a permanent establishment in Australia). Dividend withholding tax should not apply to non-Australian tax resident shareholders to the extent that the dividend is franked.

Where it applies, Australian dividend withholding tax is generally imposed at the rate of 30%, but the rate may be reduced under a double tax treaty between Australia and the jurisdiction where the shareholder is resident. Under the double tax treaty between the United States of America and Australia, the dividend withholding tax rate applicable to dividends paid to US tax residents is reduced to 5% of the gross amount of the unfranked dividend provided the shareholder holds 10% or more of the voting power in the company paying the dividends (where the US tax resident holds less than 10% of the voting power in the company paying the dividends, the dividend withholding tax rate is reduced to 15%).

Risks Related to Our Chinese Operations

Current economic conditions in China could have an adverse impact on the performance of our joint venture partners and, as a result, our results of operations.

Over the past several years, China has experienced an economic slowdown. Most recently, China’s central bank has allowed the devaluation of the Chinese Renminbi yuan against the U.S. dollar to levels not seen in over twenty years. Among other things, this could result in delays in the expansion of our projects in China or limit our access to the local debt and equity markets. Continued economic uncertainty in China or the United States could create further financial challenges for us and make these transactions more difficult and less economic to consummate, which would have a material adverse effect on our results of operations. Continued economic slowdown, could impact our joint venture partners, which could have a direct material adverse effect on the joint venture results of operations.

We may have difficulty establishing adequate management, legal and financial controls in China.

China historically has been deficient in Western-style management and financial reporting concepts and practices, as well as in modern banking, computer and other control systems. For example, we changed from the equity method of accounting for our investment in the Yima Joint Venture to the cost method of accounting because we concluded that we are unable to exercise significant influence over the Yima Joint Venture due to, among other things, our limited participation in operating and financial policymaking processes and our limited ability to influence technological decisions.

In addition, we entered into our Tianwo-SES Joint Venture, in which STT may own up to a 50% interest, and although certain decisions require unanimous approval of its board of directors, and we have representatives in management of the joint venture, we have more limited influence in decision making. We may have difficulty in hiring and retaining a sufficient number of employees who are qualified to assist us in application of such concepts and practices to work in China.

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

Our operations are subject to risks inherent in doing business internationally. Such risks include the adverse effects on operations from war, international terrorism, civil disturbances, political instability, governmental activities and deprivation of contract and property rights. In particular, since 1978, the Chinese government has been reforming its economic and political systems, and we expect this to continue. Although we believe that these reforms have had a positive effect on the economic development of China and have improved our ability to do business in China, we cannot assure you that these reforms will continue or that the Chinese government will not take actions that impair our operations or assets in China. In addition, periods of international unrest may impede our ability to do business in other countries and could have a material adverse effect on our business and results of operations. Furthermore, changes in China’s economic or political situations could impact the exchange rate of the Chinese Renminbi yuan, which could materially impact our financial positions and our results of operations in China.

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

Risks Related to our Common Stock

We are at risk of being de-listed from The NASDAQ Stock Market if we do not regain compliance with the minimum $1 bid price per share required by NASDAQ rules.

On December 21, 2016, we received a letter from The NASDAQ Stock Market informing us that the closing bid price of our common stock has been below $1.00 per share for a period of 30 consecutive trading days, which is outside the requirements of The NASDAQ Stock Market for continued listing. Under NASDAQ Listing Rule 5810(c)(3)(A), we had a grace period of 180 calendar days, or until June 19, 2017, in which to regain compliance with the minimum bid price rule. On June 27, 2017, we were granted an additional 180-day period, or until December 18, 2017 to regain compliance with the listing requirements. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during this grace period. We have also filed a proxy statement with the SEC for the purpose of effecting a reverse split, if necessary to regain compliance. If we do not regain compliance before December 18, 2017, including as a result of failing to pass the reverse split proposal, we may be delisted from The NASDAQ Stock Market.

Our historic stock price has been volatile and the future market price for our common stock is likely to continue to be volatile.

The public market for our common stock has historically been very volatile. Any future market price for our shares is likely to continue to be very volatile. Since we began trading on The NASDAQ Stock Market on November 2, 2007, our common stock has traded at prices as low as $0.34 per share and as high as $15.92 per share. This price volatility may make it more difficult for our stockholders to sell shares when they want at prices that they find attractive. We do not know of any one particular factor that has caused volatility in our stock price. However, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies. Broad market factors and the investing public’s negative perception of our business may reduce our stock price, regardless of our operating performance.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate office occupies approximately 7,300 square feet of leased office space in Houston, Texas. In addition, as of June 30, 2017, we leased approximately 3,363 square feet of office space in Shanghai, China. Over time, additional properties may be required if we develop new projects and add personnel to advance our commercial and technical efforts.

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

	Sales Price
	High	Low
Year Ending June 30, 2017:
First Quarter	$1.45	$0.97
Second Quarter	$1.21	$0.77
Third Quarter	$0.99	$0.71
Fourth Quarter	$1.28	$0.55
Year Ending June 30, 2016:
First Quarter	$1.72	$0.80
Second Quarter	$1.20	$0.82
Third Quarter	$1.24	$0.48
Fourth Quarter	$1.37	$0.83

As of October 12, 2017, our authorized capital stock consisted of 200,000,000 shares of common stock and 20,000,000 shares of preferred stock, of which 87,542,390 shares of common stock and no preferred stock were issued and outstanding. As of such date, there were 81 holders of record of our common stock.

Dividend Policy

We have not paid dividends on our common stock and do not anticipate paying cash dividends in the immediate future as we contemplate that our cash flows will be used for continued growth of our operations. The payment of future dividends, if any, will be determined by our Board of Directors in light of conditions then existing including our earnings, financial condition, capital requirements, restrictions in financing agreements, business conditions and other factors.

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

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth information regarding our existing equity compensation plans as of June 30, 2017.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	11,939,924	(2)	$0.99	5,407,790
Equity compensation plans not approved by security holders	6,148,160	(3)	$1.44	—
Total as of June 30, 2017	18,088,084		$1.14	5,407,790

(1)	Consists of the 2015 Long-term Incentive Plan and the Amended and Restated 2005 Incentive Plan.
(2)	Of the total 21,000,000 shares under 2015 Long-term Incentive Plan and the Amended and Restated 2005 Incentive Plan, options to acquire 11,696,033 shares of commons stock and 243,891 shares of unvested restricted stock were outstanding at June 30, 2017.
(3)	As of June 30, 2017, warrants to acquire up to 6,148,160 shares of our common stock were outstanding to third-party companies working with the company in different capacities (Crystal Vision Energy Limited, Market Development Consulting Group, Inc., T.R. Winston & Company, LLC and ILL-Sino Development).

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

Statements of Operations Data

(In thousands, except per share amounts)

	Years Ended June 30,
	2017(1)	2016 (1)	2015	2014	2013

Total revenue	$151	$650	$169	$2,627	$571
Operating loss	(28,080)	(19,936)	(11,012)	(10,893)	(15,510)
Loss from continuing operations	(28,480)	(20,404)	(10,958)	(10,875)	(16,825)
Gain (loss) from discontinued operations	1,929	(3,184)	(27,578)	(3,122)	(3,098)
Net loss	(26,551)	(23,588)	(38,536)	(13,997)	(19,923)
Less: net income (loss) attributable to noncontrolling interests	(315)	(516)	(654)	246	(10)
Net loss attributable to SES stockholders	(26,236)	(23,072)	(37,882)	(14,243)	(19,933)
Net income (loss) attributable to SES stockholders:
From continuing operations	(28,174)	(19,910)	(10,958)	(11,196)	(16,809)
From discontinued operations	1,938	(3,162)	(26,924)	(3,047)	(3,124)
Net loss attributable to SES stockholders	$(26,236)	$(23,072)	$(37,882)	$(14,243)	$(19,933)

Net income (loss) per share (Basic and diluted):
From continuing operations	$(0.32)	$(0.23)	$(0.15)	$(0.17)	$(0.28)
From discontinued operations	0.02	(0.04)	(0.35)	(0.05)	(0.05)

Net loss attributable to SES stockholders	(0.30)	$(0.27)	$(0.50)	$(0.22)	$(0.33)
Weighted average common shares outstanding:
Basic and diluted	87,140	86,776	75,699	66,118	60,171

(1)	Operational results include an impairment of our investment in the Yima Joint Venture of $17.7 million and $8.6 million for the years ended June 30, 2017 and 2016 respectively.

Balance Sheet Data

(in thousands)

	June 30,
	2017	2016	2015	2014	2013
Total assets	15,326	55,181	73,751	91,706	88,364
Total liabilities	1,765	14,992	14,978	10,418	10,060
Total stockholders’ equity	13,561	40,189	58,773	81,288	78,304

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

Business Overview

We are a global clean energy company that owns proprietary technology for the low-cost and environmentally responsible production of synthesis gas (“syngas”). Syngas produced from our technology is a mixture of primarily hydrogen, carbon monoxide and methane, is used for the production of a wide variety of high-value clean energy and chemical products, such as substitute natural gas, power, methanol and fertilizer. Since 2007, we have built five projects in China which utilize twelve of our proprietary gasification systems. These projects have demonstrated the unique capabilities of our technology to provide low-cost syngas with lower-cost to build, efficient operations and environmentally responsible attributes. Over the past 10 years, we have focused primarily on the successful demonstration and commercialization of our technology. Our current focus is on leveraging our unique proven technology capabilities to form value accretive regional business platforms in stable and dependable regions of the world, creating the necessary commercial structures and financing approaches which we believe will deliver attractive financial results. Our business model is to create value growth via these regional platforms, through the generation of earnings, from the licensing of our proprietary technology and the sale of proprietary equipment, and through income from equity ownership in clean energy and chemical production facilities that utilize our technology. It is also our strategy to further the commercial success of these regional business platforms by working simultaneously to link low-cost local coal or renewable resources to the projects that are being developed through ownership in resources, and through contractual relationships.

We believe our business proposition is compelling due to our ability to generate lower cost syngas in a clean and responsible manner utilizing coal, coal wastes, renewable biomass and municipal wastes for the production of clean energy and chemicals. For example, our target regions of Australia, Eastern Europe, the Americas and China/Asia are heavily exposed to elevated natural gas pricing today due primarily to inadequate gas supplies or, in the case of Australia, due to the significant number of operating LNG projects with long-term LNG supply commitments into Asia. Australia is also uniquely challenged with an increasingly unsustainable decline in the ratio of conventional base-load power to intermittently available solar and wind power due to shutdowns of older coal power stations.

It is our goal to partner with established local expertise to form regionally focused growth platforms. We cooperate with partners who can bring strong local knowledge of the markets and government influences and who have the expertise required for project development, project financing, and fundraising to deliver financial results for the platforms. At present, we have completed the formation of our first regional platform in Australia, Australian Future Energy (“AFE”), and are in detailed negotiations on the development of a second similarly structured platform in Eastern Europe.

We operate our business from our headquarters located in Houston, Texas and our offices in Shanghai, China. Additionally, our investments in Australia have independent operations in Brisbane, Australia.

Our syngas can provide a competitive alternative to other forms of energy such as natural gas, LNG, crude oil and conventional utilization of coal in boilers for power generation. Such competing technologies include reforming of natural gas for chemicals and hydrogen production, oil refining for fuels production, petroleum byproducts for plastics, precursors such as olefins and conventional natural gas, fuel oil and coal combustion in power generation equipment and other industrial applications.

The competitive advantage of our syngas is primarily driven by the price and lack of availability of natural gas, LNG and crude oil. As such, our syngas can provide a lower cost energy source in markets where coal, low quality coal, coal wastes, biomass and municipal wastes are available and where natural gas, LNG and crude oil are expensive or constrained due to lack of infrastructure such as distribution pipelines and power transmission lines, such as Asia, Eastern Europe, and parts of South America, while conversely in markets with relatively inexpensive natural gas, LNG and crude oil, we do not anticipate new syngas capacity additions.

Because our technology can utilize the lowest cost feedstocks, and has the benefit of lower capital costs, we believe that our cost of syngas is lower than our competitor’s cost of syngas, and significantly lower than natural gas prices in many parts of the world. Since our syngas is made from coal, coal wastes, renewable biomass or municipal wastes, we provide lower exposure to risks from price volatility versus more traditional sources of energy and chemical feedstock (oil and natural gas).

In addition to economic advantages, we believe our syngas also provides an environmentally responsible option for manufacturing chemicals, hydrogen, industrial fuel gas and can provide a cleaner option for the generation of power from coal as it minimizes both air and solid environmental emissions, in addition to utilizing less water.

As of June 30, 2017, we had $5.0 million in cash and cash equivalents and $4.0 million of working capital. On October 24, 2017, we received net proceeds of approximately $7.4 million related to the sale of $8.0 million of Senior Secured Debentures with an interest rate of 11% and a term of 5 years including an adjustment to the interest rate to 18% per annum in the event the Company defaults on an interest payment and requires that 100% of all dividends received from BFR shall be used to pay down the principal amounts of outstanding debentures. As a result of the closing of the Debenture offering, as of October 25, 2017, we had $11.8 million in cash and cash equivalents. We currently plan to use our available cash for: (i) securing orders and associated tasks with developing our business with a prime focus on creating regional platforms to develop projects that utilize our technology; (ii) additional investment in AFE or future regional platforms; (iii) technology product advancement; (iv) general and administrative expenses; and (v) working capital and other general corporate purposes.

Outlook

We believe the growing energy demands of the world, which are largely based on GDP growth, combined with the rate that many countries are lifting their populations out of poverty, will require responsible use of coal for many decades to come. While assessing target markets in relation to the deployment of our gasification technology into global projects, we believe our ability to produce a competitively priced and environmentally responsible syngas as an alternative to natural gas and LNG positions us as a syngas energy alternative that bridges between coal markets based on traditional coal burning and the growing natural gas and LNG markets. Thus, while coal is expected to decline as part of global energy consumption, natural gas and LNG are expected to dramatically rise over the same time period. We believe this shift from coal burning offers a compelling opportunity for our technology to utilize the lowest cost coals to produce a clean syngas which can be economically advantaged over LNG in markets where LNG imports are expected to rise such as Asia/China and Europe.

Against this market backdrop, we believe there will be increasing demand for new global syngas capacity from coal conversion technologies such as ours. We can see the acceleration of interest in syngas as an energy source by examining the number of global projects either under construction or planned through 2019. While traditional uses of gasification technology have predominantly been driven by the chemicals industry, we believe new growth will be within the chemicals industry but will also come from utilization of syngas as a source of industrial fuel gas, SNG and power generation.

We believe that our technology is well positioned to be an important solution that addresses the market needs of the changing global energy landscape. Our gasification technology is unique in its ability to provide and economic, efficient and environmentally responsible alternative to many energy and chemical products normally derived from natural gas, LNG, crude oil and oil derivatives.

Our target markets focus primarily on lower quality coals, biomass and municipal waste where our gasification technology allows energy in the widest range of feedstocks to be unlocked and converted into flexible and valuable syngas. We offer a compelling advantage because of our ability to use such a wide range of solid fuel natural resources. Without our technology, regions where lignite coal, high moisture coal, high ash coal and/or high fine coals exist may face technology barriers which will prevent those resources from being used in energy production. Our technology can transform most of these natural resources into a valuable and flexible syngas product. This clean syngas product can then be used in place of natural gas and oil for making most energy and chemical products.

While we are actively pursuing a global strategy, our historical geographical operational focus has been on the China market. Over the past ten years we have focused primarily on the successful demonstration and commercialization of our technology. Our current focus is on leveraging our unique commercially proven technology capabilities to form value accretive regional business platforms in stable and dependable regions of the world and creating the necessary commercial structures and financing approaches which we believe will deliver attractive financial results.

We are expanding our targeted global markets to include a focus on Australia and Eastern Europe where each have unique market dynamics where we believe we can deploy our technology into projects. The ability of our Australian platform, through AFE and BFR, to develop and provide the contemplated returns on our investment is critical to our future success and growth. While Australia is rich in LNG it has a significant number of operating LNG projects with long-term LNG supply commitments into Asia and needs to continue the responsible development of its own rich coal resources. We believe Australia is also challenged with an increasingly unsustainable decline in the ratio of conventional based load power to intermittently available solar and wind power due to shutdowns of older coal-power stations. This imbalance is creating high power prices and the resultant market demand for cleaner coal and natural gas power for base load. Eastern Europe is growing its dependence on LNG and has large quantities of coal. Countries such as Poland are seeking clean, responsible coal based alternatives to higher priced LNG and Russian natural gas imports. Poland also has vast quantities of waste coal which have been increasing over time as it mined coal for traditional power generation. We believe this waste coal opportunity in Poland provides a unique opportunity for our technology to utilize these low-cost waste coal stockpiles in projects.

In addition to these markets, we are evaluating and bidding new opportunities in the Americas such as in southern Brazil where natural gas prices are high and there are meaningful quantities of low quality coal and in the Caribbean where industrial power prices are high due to the heavy reliance on diesel fired generation and the long term expensive outlook for LNG based power.

As part of our overall strategy, we intend to (i) continue to form new strategic regional and market-based partnerships or business verticals; (ii) grow our existing partner relationships where our technology offers advantages; and (iii) through cooperation with these partners, grow an installed base of projects. Through collaborative partnering arrangements, we believe we will gain industry acceptance and market share much faster than entering these markets alone. In addition to regional growth platforms, we are continuing to evaluate and develop our business in markets such as power, steel, fuels, substitute natural gas, chemicals and renewables which can benefit from deploying our technology offering to create these products from low cost coal and renewable feedstocks. We are developing these market-based business vertical opportunities together with strategic partners which have established businesses or interests in these markets with the goal of growing and expanding these businesses by partnering with us and deployment of our technology.

We believe the distributed power segment offers opportunity over time to provide meaningful sales for our gasification technology and equipment systems, and we intend to continue to develop this opportunity. We have developed our iGAS power generation plant concept design which pairs our technology with leading gas turbine technology at distributed power plant sizes. As such, we anticipate collaboration with original equipment manufacturers related to the supply of aero-derivative gas turbines, small scale multi-use industrial gas turbines and gas engines.

As of June 30, 2017, we had $5.0 million in cash and cash equivalents and $4.0 million of working capital. On October 24, 2017, we received net proceeds of approximately $7.4 million related to the sale of $8.0 million of Senior Secured Debentures with an interest rate of 11% and a term of 5 years including an adjustment to the interest rate to 18% per annum in the event the Company defaults on an interest payment and requires that 100% of all dividends received from BFR shall be used to pay down the principal amounts of outstanding debentures. As a result of the closing of our Debenture offering, as of October 25, 2017, we had $11.8 million in cash and cash equivalents. We currently plan to use our available cash for: (i) securing orders and associated tasks with developing our business with a prime focus on creating regional platforms to develop projects that utilize our technology; (ii) additional investment in AFE or future regional platforms; (iii) technology product advancement; (iv) general and administrative expenses; and (v) working capital and other general corporate purposes.

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

Results of Operations

Year Ended June 30, 2017 (“Current Year”) Compared to the Year Ended June 30, 2016 (“Prior Year”)

Unless noted below, the results of operations are comparing Current Year results of continuing operations with the Prior Year results from continuing operations.

Revenue. Total revenue was $0.2 million for the Current Year as compared to $0.7 million for the Prior Year.

Technology licensing and related services revenue was $51,000 for the Current Year compared with $0.3 million for the Prior Year, all of which resulted from the technical consulting and engineering services provided to customers.

Related party consulting revenue was $0.1 million for the Current Year as compared to $0.4 million for the Prior Year, which primarily resulted from technical consulting and engineering services provided to AFE.

Costs of sales and plant operating expenses. Costs of sales and plant operating expenses was $0.1 million during the Current Year compare to $0.2 million costs of sales and plant operating expenses for the Prior Year, which resulted from costs incurred for engineering services provided to customers.

General and administrative expenses. General and administrative expenses was $8.6 million during the Current Year as compared to $8.2 million during the Prior Year. The increase of $0.4 million was due primarily to engineering expenses and consulting fees incurred related to increased project development activities during the early portion of the Current Year.

Stock-based expense. Stock-based expense decreased by $1.6 million to $1.7 million for the Current Year compared to $3.3 million for the Prior Year. This decrease is due primarily to fewer stock warrants issued during the Current Year as compared with the Prior Year and the modification and replacement of certain warrants in the Prior Year.

Depreciation and amortization expense. Depreciation and amortization expense was $66,000 for the Current Year compared with $0.2 million for the Prior Year. The decrease is primarily related to our exclusive worldwide GTI license fee was fully amortized in August 2016.

Impairments. Impairment was $17.7 million for the Current Year as compared to $8.6 million for the Prior Year. In the Current Year, management determined that there were triggering events related to the value of its Yima Joint Venture investment and these were the lower than expected production levels and the increased debt levels as compared to the previous year, which indicated a continued liquidity concern for the joint venture. In the Prior Year, the triggering events included the extended plant shutdown and a significant liquidity concern involving multiple bank loans that were coming due in the near future. During the Current Year and the Prior Year, management determined that these triggering events at the end of each year related to its Yima Joint Venture investment were other than temporary in nature and therefore management conducted an impairment analysis as of June 30, 2017 and 2016. The valuations led to the conclusion that our investment in the Yima Joint Venture was impaired as of June 30, 2017 and 2016, therefore we recorded a $17.7 million impairment in the Current Year and $8.6 million in the Prior Year respectively.

Equity in losses of joint venture. The equity in losses of joint venture was $0.3 million during the Current Year as compared to $0.2 million in the Prior Year, and relates to our 39% share of the start -up losses incurred by AFE.

Foreign currency loss. Foreign currency loss was $71,000 for the Current Year as compared to foreign currency loss of $0.3 million for the Prior Year. The Current Year of $71,000 foreign currency loss resulted from the 2% depreciation of the Chinese Renminbi yuan (“RMB”) to the U.S. dollar during the Current Year.

Gain (Loss) from discontinued operations. The gain from discontinued operations was $1.9 million for the Current Period compared with a loss of $3.2 million for the Prior Year and was related to our ZZ Joint Venture. The net gain of $1.9 million was recognized from the deconsolidation of the ZZ Joint Venture investment during the second quarter of the Current Year.

Liquidity and Capital Resources

As of June 30, 2017, we had $5.0 million in cash and cash equivalents and $4.0 million of working capital. On October 24, 2017, we received net proceeds of approximately $7.4 million related to the sale of $8.0 million of Senior Secured Debentures with an interest rate of 11% and a term of 5 years including an adjustment to the interest rate to 18% per annum in the event the Company defaults on an interest payment and requires that 100% of all dividends received from BFR shall be used to pay down the principal amounts of outstanding debentures . As a result of the closing of our Debenture offering, as of October 25, 2017, we had $11.8 million  in cash and cash equivalents. We currently plan to use our available cash for: (i) securing orders and associated tasks with developing our business with a prime focus on creating regional platforms to develop projects that utilize our technology; (ii) additional investment in AFE or future regional platforms; (iii) technology product advancement; (iv) general and administrative expenses; and (v) working capital and other general corporate purposes.

On October 24, 2017, we entered into a securities purchase agreement (the “Purchase Agreement”) with certain accredited investors (the “Purchasers”) for the purchase of $8,000,000 in principal amount of 11% senior secured debentures (the “Debentures”) with a term of 5 years including an adjustment to the interest rate to 18% per annum in the event the Company defaults on an interest payment and requires that 100% of all dividends received from BFR shall be used to pay down the principal amounts of outstanding debentures   and warrants to purchase 8,000,000 shares of Common Stock. The Purchase Agreement and the Debentures contain certain customary representations, warranties and covenants. There are no financial metric covenants related to the Debentures. The transaction was approved by a special committee of our board of directors due to the fact that certain board members were Purchasers.

The net offering proceeds to the Company from the sale of the Debentures and warrants, after deducting the placement agent’s fee and associated costs and expenses, was approximately $7.4 million, not including the proceeds, if any, from the exercise of the warrants issued in this the offering. As compensation for its services, we will pay to T.R. Winston & Company, LLC (the “Placement Agent”): (i) a cash fee of $0.56 million (representing an aggregate fee equal to 7% of the face amount of the Debentures); and (ii) a warrant to purchase 560,000 shares of common stock, 7% of the shares issued to the Purchasers (the “Placement Agent Warrant”). We have also agreed to reimburse certain expenses of the Placement Agent.

The warrants and the Placement Agent Warrants will be exercisable into shares of the Company’s common stock at any time from and after the closing date at an exercise price of $0.50 per  common share (subject to adjustment). The warrants and the Placement Agent Warrants will terminate five years after they become exercisable. The warrants and the Placement Agent Warrants contain provisions providing for the adjustment of the purchase price and number of shares into which the securities are exercisable.

The Debentures are guaranteed by the U.S. subsidiaries of the Company pursuant to a Subsidiary Guarantee, in favor of the holders of the Debentures by the subsidiary guarantors, party thereto, as well as any future subsidiaries which the Company forms or acquires. In addition, the Company has agreed to use commercially reasonable efforts to cause Synthesis Energy Systems, Inc., a British Virgin Islands corporation and an indirect subsidiary of the Company, to become a guarantor within six months of the closing date. The Debentures are secured by a lien on substantially all of the assets of the Company and the subsidiary guarantors, other than their equity ownership interest in the Company’s foreign subsidiaries, pursuant to the terms of the Purchase Agreement among the Company, the subsidiary guarantors and the holders of the Debentures.

On May 13, 2016, we entered into an At The Market Offering Agreement (the “Offering Agreement”) with T.R. Winston & Company (“T.R. Winston”) to sell, from time to time, shares of our common stock having an aggregate sales price of up to $20.0 million through an “at the marketing offering” program under which T.R. Winston would act as sales agent, which we refer to as the ATM Offering. The shares that may be sold under the Offering Agreement, if any, would be issued and sold pursuant to the Company’s $75.0 million universal shelf registration statement on Form S-3 that was declared effective by the Securities and Exchange Commission on April 21, 2016. Through October 25, 2017, we have not sold any shares of our common stock in the ATM Offering. We have no obligation to sell any of our common stock under the Offering Agreement.

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

The following summarized the sources and uses of cash during the Current Year:

•	Operating Activities: During the Current Year, we used $8.5 million in cash for operating activities compared to $8.6 million during the Prior Year. These funds were utilized to develop our technical licensing and related services and our general and administrative expenses.

•	Investing Activities: During the Current Year, we used $0.4 million in investing activities as compared to $0.8 million during the Prior Year. Investing activities during the Current Year consisted of a $0.4 million invested in AFE, coupled with an additional $17,000 in capital expenditures. During the Prior Year, we used $27,000 for capital expenditures and $0.8 million certificate of deposit required related to the ZZ Line of Credit with ZZ Bank related to the ZZ Joint Venture.

•	Financing Activities: For the Current Year, we had a net source of cash of $0.1 million as compared to $2.1 million in the Prior Year. During the Current Year, we received proceeds of approximately $0.1 million from the exercise of stock options. In the Prior Year we used $3.1 million to repay the ZZ Bank for Line of Credit Agreement and we received $3.9 million under the Line of Credit Agreement from ZZ Bank. In addition, we received proceeds of $1 million from the exercise of stock warrants and $0.3 million from the exercise of stock options.

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

We believe the following describes significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition

Revenue from sales of products and sales of equipment are recognized when the following elements are satisfied: (i) there are no uncertainties regarding customer acceptance; (ii) there is persuasive evidence that an agreement exists; (iii) delivery has occurred; (iv) the sales price is fixed or determinable; and (v) collectability is reasonably assured.

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

Impairment Evaluation of Long-Lived Assets

We evaluate our long-lived assets and specifically identified intangibles, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. When we believe an impairment condition or "triggering event" may have occurred, we are required to estimate the undiscounted future cash flows associated with a long-lived asset or group of long-lived assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities for long-lived assets that are expected to be held and used. If we determine that the undiscounted cash flows from an asset to be held and used are less than the carrying amount of the asset, or if we have classified an asset as held for sale, we estimate fair value to determine the amount of any impairment charge.

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

Fair Value. Generally, fair value will be determined using valuation techniques such as the present value of expected future cash flows. We will also discount the estimated future cash flows associated with the asset using a single interest rate representative of the risk involved with such an investment. We may also use different valuation models, such as Black-Scholes, to assist in the determining the value of certain options or in valuing the optionality of investments in equity. We may also consider prices of similar assets, consult with brokers, or employ other valuation techniques. We use our best estimates in making these evaluations; however, actual future market prices and project costs could vary from the assumptions used in our estimates, and the impact of such variations could be material.

Investment in Joint Ventures. We have equity investments in various privately held entities. We account for these investments either under the equity method or cost method of accounting depending on our ownership interest and level of influence. Investments accounted for under the equity method are recorded based upon the amount of our investment and adjusted each period for our share of the investee's income or loss. Investments are reviewed for changes in circumstance or the occurrence of events that suggests an other-than-temporary event where our investment may not be recoverable.

The Company evaluated the conditions of the Yima Joint Venture to determine whether an other-than-temporary decrease in value had occurred as of June 30, 2017 and 2016. In the Current Year, management determined that there were triggering events related to the value of its investment and these were the lower than expected production levels and the increased debt levels as compared to the previous year, which indicated a continued liquidity concern for the joint venture. In the Prior Year, the triggering events included the extended plant shutdown and a significant liquidity concern involving multiple bank loans that were coming due in the near future. Management determined these events in both years were other-than-temporary in nature and therefore conducted an impairment analysis utilizing a discounted cash flow fair market valuation and a Black-Scholes Model-Fair Value of Optionality used in valuing companies with substantial amounts of debt where a discounted cash flow valuation may be inadequate for estimating fair value with the assistance of a third-party valuation expert. In this valuation, significant unobservable inputs were used to calculate the fair value of the investment. The valuation led to the conclusion that the investment in the Yima Joint Venture was impaired as of June 30, 2017, and accordingly, we recorded a $17.7 million impairment for the fiscal year ended June 30, 2017 and an $8.6 million impairment for the fiscal year ended June 30, 2016. The carrying value of our Yima investment was approximately $8.5 million as of June 30, 2017 as compared to $26.2 million as of June 30, 2016. We continue to monitor the Yima Joint Venture and could record an additional impairment in the future if operating conditions do not improve to meet our expectations, or if the liquidity situation worsens.

The estimated fair value of our interest in the Yima Joint Venture was determined based on the estimated fair value utilizing three probability weighted scenarios developed by management which considered future production profiles, discounted by a factor (25%) for the lack of marketability and control.  Our fair value measurement was based on significant inputs that were not observable in the market and thus represent a level 3 measurement.  Significant level 3 assumptions used in the determination of the estimated future net revenues from the Yima Joint Venture included estimates of: future production, inflation based upon available analysis regarding the Chinese market; methanol prices and other outputs, production costs including key inputs of coal, electricity, water, and repairs and maintenance and income taxes. The calculated estimated future net revenues for each scenario were then discounted using an estimated weighted average cost of capital of 13.0%, which included inputs related to the China country risk. The valuation was also subject to a Black-Scholes Model-Fair Value of Optionality used in valuing companies with substantial amounts of debt where a discounted cash flow valuation may be inadequate for estimating fair value. The Black-Scholes Model-Fair Value of Optionality used a three-year holding period in valuing the investment.

Accounting for Variable Interest Entities and Financial Statement Consolidation Criteria

The joint ventures which we have entered into may be considered variable interest entities, or VIEs. We consolidate all VIEs where we are the primary beneficiary. This determination is made at the inception of our involvement with the VIE. We consider both qualitative and quantitative factors and form a conclusion that we, or another interest holder, absorb a majority of the entity’s risk for expected losses, receive a majority of the entity’s potential for expected residual returns, or both. We do not consolidate VIEs where we are not the primary beneficiary. We account for these unconsolidated VIEs under the equity method or cost method of accounting and include our net investment in investments on our consolidated balance sheets. Our equity interest in the net income or loss from our unconsolidated VIEs under the equity method of accounting is recorded in non-operating (income) expense on a net basis on our consolidated statements of operations.

We have determined that the ZZ Joint Venture is a VIE and that Xuecheng Energy are the primary beneficiary since Xuecheng Energy has approximately 91% ownership interest after ZZ Joint Venture’s reconstruction completed in October 2016. We have determined that the Yima Joint Venture are VIEs and that Yima is the primary beneficiary since Yima has a 75% ownership interest in the Yima Joint Venture. We have determined that Tianwo-SES is a VIE and that SST is the primary beneficiary since SST has a 65% ownership interest in the Joint Venture. We have determined that AFE is a VIE and that we are not the primary beneficiary as other shareholders have a 61% ownership interest and we are not the largest shareholder. We have determined that BFR is a VIE and that we are not the primary beneficiary as other shareholders have more than an 88.6% ownership interest.

Off Balance Sheet Arrangements

In February 2016, we amended and extended the lease agreement for our corporate offices in Houston, Texas which now expires on December 31, 2017. We currently lease our space in Shanghai, China under a two-year term leasing arrangement which went into effect in July 2017.

Contractual Obligations

Our material contractual obligations at June 30, 2017 were as follows (in thousands):

Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating leases	364	246	118	—	—

The $8.0 million of Senior Secured Debentures which we sold on October 24, 2017 have a term of 5 years and will mature in October 2022.

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

In August 2016, the FASB issued an accounting standards update which provides additional clarity on the classification of specific events on the statement of cash flows. These events include: debt prepayment and extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from settlement of insurance claims, distributions received from equity method investees, and beneficial interests in securitization transactions. The update is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods, with early application permitted. The new accounting standard addresses presentation in the statement of cash flows only and we do not expect the standard to have a material effect on our financial condition, results of operations, cash flows or financial disclosures.

In February 2017, the FASB issued ASU No. 2017-05 which to clarify the scope and application of Subtopic 610-20, “Other Income– Gains and Losses from the Derecognition of Nonfinancial Assets”. The standard clarifies that a parent transferring its ownership interest in a consolidated subsidiary is within the scope of the accounting standard if substantially all of the fair value of the assets within that subsidiary are nonfinancial assets. The standard also clarifies that the derecognition of all businesses and nonprofit activities should be accounted for in accordance with the derecognition and deconsolidation guidance. The standard also eliminates the exception in the financial asset guidance for transfers of investments (including equity method investments) in real estate entities. An entity is required to apply the amendments in this update at the same time that it applies the amendments in revenues from contracts with customers. The standard is effective beginning after December 15, 2017, and may be applied retrospectively to each period presented or through a cumulative effect adjustment to retained earnings at the date of adoption. We are currently evaluating what impact, if any, the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures.

In May 2017, the FASB issued ASU No. 2017-09, which amends ASC Topic 718, “Compensation – Stock Compensation”. This amendment provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The standard is effective beginning after December 15, 2017, with early adoption permitted, including adoption for interim periods. This standard must be applied prospectively upon adoption. We do not expect the standard to have a material effect on our financial condition, results of operations, cash flows or financial disclosures.

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

In addition, our currency exchange losses may be magnified by exchange control regulations in China or other countries that restrict our ability to convert local currency into USD. The People’s Bank of China, the monetary authority in China, sets the spot rate of the RMB, and may also use a variety of techniques, such as intervention by its central bank or imposition of regulatory controls or taxes, to affect the exchange rate relative to the USD. In the future, the Chinese government may also issue a new currency to replace its existing currency or alter the exchange rate or relative exchange characteristics resulting in devaluation or revaluation of the RMB in ways that may be adverse to our interests.

Commodity price risk

Our business plan is to purchase coal and other consumables from suppliers and to sell commodities, such as syngas, methanol and other products. Coal is the largest component of our costs of product sales and in order to mitigate coal price fluctuation risk for future projects, we expect to enter into long-term contracts for coal supply or to acquire coal assets.

Historically, the majority of our revenues are derived from the sale of methanol in China. We do not have long term off take agreements for these sales, so revenues fluctuate based on local market spot prices, which have historically faced significant volatility. In addition, the financial results of our investment in BFR is dependent on the price of coal.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders

Synthesis Energy Systems, Inc.

We have audited the accompanying consolidated balance sheets of Synthesis Energy Systems, Inc. (the “Company”) as of June 30, 2017 and 2016, and the related consolidated statements of operations, other comprehensive loss, equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Synthesis Energy Systems, Inc. as of June 30, 2017 and 2016, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Houston, Texas

October 25, 2017

SYNTHESIS ENERGY SYSTEMS, INC.

Consolidated Balance Sheets

(In thousands, except par value amounts)

	June 30, 2017	June 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$4,988	$13,807
Accounts receivable, net	167	27
Prepaid expenses and other currents assets	539	828
Inventory	42	43
Assets of discontinued operations	—	2,682

Total current assets	5,736	17,387

Property, plant and equipment, net	24	54
Intangible asset, net	984	898
Investment in joint ventures	8,539	26,201
Other long-term assets	43	661
Assets of discontinued operations	—	9,980

Total assets	$15,326	$55,181

LIABILITIES AND EQUITY
Current liabilities:
Accrued expenses and accounts payable	$1,765	$1,655
Liabilities of discontinued operations	—	13,337

Total current liabilities	1,765	14,992

Commitment and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $0.01 par value- 20,000 shares authorized – no shares issued and outstanding	—	—
Common stock, $0.01 par value: 200,000 shares authorized: 87,435 and 86,984 shares issued and outstanding, respectively	874	870
Additional paid-in capital	263,044	261,225
Accumulated deficit	(253,174)	(226,938)
Accumulated other comprehensive income	4,018	6,586
Total stockholder’s equity	14,762	41,743
Noncontrolling interests in subsidiaries	(1,201)	(1,554)

Total equity attributable to SES stockholders	13,561	40,189

Total liabilities and equity	$15,326	$55,181

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year Ended June 30,
	2017	2016
Revenue:
Technology licensing and related services	$51	$300
Related party consulting services	100	350
Total revenue	151	650

Costs and Expenses:
Costs of sales	142	211
General and administrative expenses	8,622	8,228
Stock-based expense	1,701	3,317
Depreciation and amortization	66	217
Impairments	17,700	8,613
Total costs and expenses	28,231	20,586
Operating loss	(28,080)	(19,936)

Non-operating income (expense):
Equity in losses of joint ventures	(342)	(244)
Foreign currency losses, net	(71)	(253)
Interest income	13	29
Net loss before income tax provision	(28,480)	(20,404)
Income tax provision	—	—
Net loss from continuing operations	(28,480)	(20,404)
Income/(loss) from discontinued operations	1,929	(3,184)

Net Loss	(26,551)	(23,588)
Less: net loss attributable to non-controlling interests	(315)	(516)
Net loss attributable to SES stockholders	$(26,236)	$(23,072)

Net loss attributable to SES stockholders:
From continuing operations	(28,174)	(19,910)
From discontinued operations	1,938	(3,162)
Net loss attributable to SES stockholders	$(26,236)	$(23,072)

Net loss per share (Basic and diluted):
From continuing operations	$(0.32)	$(0.23)
From discontinued operations	0.02	(0.04)
Net loss attributable to SES stockholders	$(0.30)	$(0.27)

Weighted average common shares outstanding:
Basic and diluted	87,140	86,776

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.

Consolidated Statements of Other Comprehensive Loss

(In thousands)

	Year Ended June 30,
	2017	2016

Net loss	$(26,551)	$(23,588)
Cumulative translation adjustment	(245)	407
Deconsolidation of ZZ Joint Venture	(1,655)	—
Comprehensive loss	(28,451)	(23,181)
Less:
Comprehensive loss attributable to noncontrolling interests	353	(516)
Comprehensive loss attributable to the Company	$(28,804)	$(22,665)

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.

Consolidated Statements of Equity

(In thousands)

	Common Stock
	Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non-controlling Interest	Total

Balance at June 30, 2015	85,476	$855	$256,643	$(203,866)	$6,179	$(1,038)	$58,773
Net loss	—	—	—	(23,072)	—	(516)	(23,588)
Currency translation adjustment	—	—	—	—	407	—	407
Issuance of common stock	1,000	10	990	—	—	—	1,000
Stock-based expense	136	1	3,316	—	—	—	3,317
Exercise of stock options	372	4	276	—	—	—	280
Balance at June 30, 2016	86,984	$870	$261,225	$(226,938)	$6,586	$(1,554)	$40,189

Net loss	—	—	—	(26,236)	—	(315)	(26,551)
Currency translation adjustment from continued operations	—	—	—	—	(245)	—	(245)
Deconsolidation of ZZ Joint Venture	—	—	—	—	(2,323)	668	(1,655)
Stock-based expense	267	2	1,699	—	—	—	1,701
Exercise of stock options	184	2	120	—	—	—	122
Balance at June 30, 2017	87,435	$874	$263,044	$(253,174)	$4,018	$(1,201)	$13,561

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(26,551)	$(23,588)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based expense	1,701	3,317
Depreciation of property, plant and equipment	15	644
Amortization of intangible and other assets	51	225
Impairments	17,700	8,613
Net gain on discontinued operations	(1,929)	—
Equity in losses of joint ventures	342	2
Changes in operating assets and liabilities:
Accounts receivable	(140)	659
Prepaid expenses and other current assets	279	156
Inventory	1	424
Other long-term assets	(100)	128
Accrued expenses and payables	118	861
Net cash used in operating activities	(8,513)	(8,559)

Cash flows from investing activities:
Certificate of deposit- restricted cash	—	(771)
Capital expenditures	(5)	(27)
Cash transferred in connection with deconsolidation	(12)	—
Equity investment in joint ventures	(380)	(1)
Net cash used in investing activities	(397)	(799)

Cash flows from financing activities:
Payments on revolving line of credit	—	(3,143)
Proceeds from revolving line of credit	—	3,913
Proceeds from exercise of stock options, net	122	280
Proceeds from issuance of common stock, net	—	1,000
Net cash provided by financing activities	122	2,050

Net increase/(decrease) in cash and cash equivalents	(8,788)	(7,308)
Cash and cash equivalents, beginning of year	13,807	21,329
Effect of exchange rates on cash	(31)	(214)
Cash and cash equivalents, end of year	$4,988	$13,807

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.

Notes to the Consolidated Financial Statements

Note 1 — Business and Liquidity

(a) Organization and description of business

Synthesis Energy Systems, Inc. (“SES”), together with its wholly-owned and majority-owned controlled subsidiaries (collectively, the “Company”) is a global clean energy company that develops, builds, owns, and operates clean energy and chemical projects and we own proprietary technology for the production of synthesis gas (“syngas”) a mixture of primarily hydrogen, carbon monoxide and methane. Additionally, we sell technology licenses which provide operating rights to our technology and we sell our proprietary equipment and engineering services to third party customers in the energy and chemical industries. Our focus on leveraging our unique proven technology capabilities to form value accretive regional business platforms in stable and dependable regions of the world, creating the necessary commercial structures and financing approaches which we believe will deliver attractive financial results. Our business model is to create value growth, via these regional platforms, through the generation of earnings from the licensing of our proprietary technology and the sale of proprietary equipment, and income from equity ownership in clean energy and chemical production facilities that utilize our technologies. It is also our strategy to further the commercial success of these regional business platforms by working simultaneously to link low-cost local coal or renewable resources to the projects that are being developed through direct or indirect resource ownership, and through contractual relationships. We operate our business from our headquarters located in Houston, Texas and our offices in Shanghai, China. Additionally, our investments in have independent operations in Brisbane, Australia.

(b) Liquidity

As of June 30, 2017, we had $5.0 million in cash and cash equivalents. On October 24, 2017, we received net proceeds of approximately $7.4 million related to the sale of $8.0 million of Senior Secured Debentures with an interest rate of 11% and a term of 5 years including an adjustment to the interest rate to 18% per annum in the event the Company defaults on an interest payment and requires that 100% of all dividends received from BFR shall be used to pay down the principal amounts of outstanding debentures. As a result of the closing of our Debenture offering, as of October 25, 2017, we had $11.8 million in cash and cash equivalents.  We currently plan to use our available cash for: (i) securing orders and associated tasks with developing our business with a prime focus on creating regional platforms to develop projects that utilize our technology; (ii) additional investment in AFE or future regional platforms; (iii) technology product advancement; (iv) general and administrative expenses; and (v) working capital and other general corporate purposes.

Note 2 — Summary of Significant Accounting Policies

(a) Basis of presentation and principles of consolidation

The consolidated financial statements are in U.S. dollars. Non-controlling interests in consolidated subsidiaries in the consolidated balance sheets represents minority stockholders’ proportionate share of the equity in such subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

As discussed in Note 4-Current Projects, in August 2016, the Company announced that it and Shandong Hai Hua Xuecheng Energy Co. Ltd. (“Xuecheng Energy”) entered into a Definitive Agreement to restructure the ZZ Joint Venture. The agreement took full effect when the registration with the government was completed on October 31, 2016. During the second quarter of fiscal 2017, the Company deconsolidated the ZZ Joint Venture and began accounting for its investment in the ZZ Joint Venture under the cost method. For purposes of these financials, the Company has classified all operations related to the ZZ Joint Venture as discontinued operations for all periods presented and have classified all assets and liabilities related to the ZZ Joint Venture as assets/liabilities of discontinued operations as of June 30, 2016.

(b) Use of estimates

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

Prior to August 2016, the Company determined that the ZZ Joint Venture was a VIE and determined that the Company was the primary beneficiary. As noted in Note 5, in August 2016, the Company announced that it and Xuecheng Energy entered into a Definitive Agreement to restructure the ZZ Joint Venture. The agreement took full effect when the registration with the government was completed on October 31, 2016. During the second quarter of fiscal 2017, the Company deconsolidated the ZZ Joint Venture and began accounting for our investment in the ZZ Joint Venture under the cost method. The carrying value of this investment is zero as of June 30, 2017.

The Company has determined that the Yima Joint Venture is a VIE and that Yima, the joint venture partner, is the primary beneficiary since Yima has a 75% ownership interest in the Yima Joint Venture and has the power to direct the activities of the VIE that most significantly influence the VIE’s performance. The carrying value of our investment in Yima Joint Venture as of June 30, 2017 and 2016 was approximately $8.5 million and $26.2 million, respectively, which is accounted for using the cost method.

The Company has determined that the Tianwo-SES Joint Venture (as defined in Note 4- Current Projects) is a VIE and that STT, the joint venture partner, is the primary beneficiary since SST has a 65% ownership interest in the Tianwo-SES Joint Venture and has the power to direct the activities of the Tianwo-SES Joint Venture that most significantly influence its performance. Because of losses sustained by the Tianwo-SES Joint Venture, the carrying value of this joint venture is zero at both June 30, 2017 and 2016.

We have determined that AFE (as defined in Note 4 – Current Projects) is a VIE and that we are not the primary beneficiary as other shareholders have a 61% ownership interest and we are not the largest shareholder. We have determined that BFR (as defined in Note 4 – Current Projects) is a VIE and that we are not the primary beneficiary as other shareholders have more than an 89% ownership interest.

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

The Company may receive upfront licensing fee payments when a license agreement is entered into. Typically, the majority of a license fee is due once project financing and equipment installation occur. The Company recognizes license fees for the use of its gasification systems as revenue when the license fees become due and payable under the license agreement, subject to the deferral of the amount of the performance guarantee. Fees earned for engineering services, such as services that relate to integrating our technology to a customer’s project, are recognized using the percentage-of-completion method or as services are provided.

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

The Company’s financial assets and liabilities are classified based on the lowest level of input that is significant for the fair value measurement. The following table summarizes the assets of the Company measured at fair value on a recurring basis as of June 30, 2017 and June 30, 2016 (in thousands):

	June 30, 2017
	Level 1		Level 2		Level 3	Total
Assets:
Certificates of Deposit	$—		$50	(1)	$—	$50
Money Market Funds	3,927	(3)	—		—	3,927

	June 30, 2016
	Level 1		Level 2		Level 3	Total
Assets:
Certificates of Deposit	$—		$50	(1)	$—	$50
Certificates of Deposit- Restricted	—		2,262	(2)	—	2,262
Money Market Funds	12,654	(3)	—		—	12,654

(1)	Amount included in current assets on the Company’s consolidated balance sheets.
(2)	Amount included in assets of discontinued operations on the Company’s consolidated balance sheets as of June 30, 2016.
(3)	Amount included in cash and cash equivalents on the Company’s consolidated balance sheets.

The carrying values of the certificates of deposit and money market funds approximate fair value, which were estimated using quoted market prices for those or similar investments. The carrying value of the Company’s other financial instruments, including accounts receivable and accounts payable approximate their fair values due to the short maturities on those instruments.

(g) Cash and cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

(h) Supplemental disclosures of cash flow information (in thousands):

	Years Ended June 30,
	2017	2016
Interest paid for discontinued operations	$—	$434

Non-cash transactions:
Equity received /revenue recognized for consulting compensation	—	242

(i) Accounts receivable and allowance for doubtful accounts

Accounts receivable are stated at historical carrying amounts net of allowance for doubtful accounts. The Company establishes provisions for losses on accounts receivable if it is determined that collection of all or part of an outstanding balance is not probable. Collectability is reviewed regularly and an allowance is established or adjusted, as necessary. As of June 30, 2017 and 2016, no allowance for doubtful accounts was necessary.

(j) Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the average cost method. Inventories include finished goods and raw materials which are expensed to cost of sales when consumed.

(k) Property, plant, and equipment

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

(l) Intangible assets

Intangible assets with indefinite useful lives are not amortized but instead are tested annually for impairment, or immediately if conditions indicate that impairment could exist. Intangible assets with definite useful lives are amortized over their estimated useful lives and reviewed for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Substantial judgment is necessary in the determination as to whether an event or circumstance has occurred that may trigger an impairment analysis and in the determination of the related cash flows from the asset. Estimating cash flows related to long-lived assets is a difficult and subjective process that applies historical experience and future business expectations to revenues and related operating costs of assets. Should impairment appear to be necessary, subjective judgment must be applied to estimate the fair value of the asset, for which there may be no ready market, which often times results in the use of discounted cash flow analysis and judgmental selection of discount rates to be used in the discounting process. If the Company determines an asset has been impaired based on the projected undiscounted cash flows of the related asset or the business unit, and if the cash flow analysis indicates that the carrying amount of an asset exceeds related undiscounted cash flows, the carrying value is reduced to the estimated fair value of the asset. There were no events or circumstances that triggered an impairment analysis of intangible assets during the year ended June 30, 2017.

(m) Impairment of long-lived assets

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

The Company evaluated the conditions of the Yima Joint Venture to determine whether an other-than-temporary decrease in value had occurred as of June 30, 2017 and 2016. In the Current Year, Management determined that there were triggering events related to the value of its investment and these were the lower than expected production levels and the increased debt levels as compared to the previous year, which indicated a continued liquidity concern for the joint venture. In the Prior Year, the triggering events included the extended plant shutdown and a significant liquidity concern involving multiple bank loans that were coming due in the near future. Management determined these events in both years were other-than-temporary in nature and therefore conducted an impairment analysis utilizing a discounted cash flow fair market valuation with the assistance of a third-party valuation expert. In this valuation, significant unobservable inputs were used to calculate the fair value of the investment. The valuation led to the conclusion that the investment in the Yima Joint Venture was impaired as of June 30, 2017, and accordingly, we recorded a $17.7 million impairment for the fiscal year ended June 30, 2017 and an $8.6 million impairment for the fiscal year ended June 30, 2016. The carrying value of our Yima investment was approximately $8.5 million as of June 30, 2017 as compared to $26.2 million as of June 30, 2016. We continue to monitor the Yima Joint Venture and could record an additional impairment in the future if operating conditions do not improve to meet our expectations, or if the liquidity situation worsens.

(n) Income taxes

Deferred tax liabilities and assets are determined based on temporary differences between the basis of assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified as long-term asset or liability. Valuation allowances are established when necessary based upon the judgment of management to reduce deferred tax assets to the amount expected to be realized and could be necessary based upon estimates of future profitability and expenditure levels over specific time horizons in particular tax jurisdictions. The Company recognizes the tax benefit from an uncertain tax position when, based on technical merits, it is more likely than not the position will be sustained on examination by the taxing authorities.

(o) Land use rights

Prepayments for land use rights are amortized on a straight-line basis over the term of the rights agreements and are included in long-term assets on the Company’s consolidated balance sheets.

(p) Foreign currency translation

Certain of the Company’s foreign subsidiaries utilize the local currency as their functional currency. Assets and liabilities of these foreign subsidiaries are translated into U.S. dollars at period-end rates of exchange, and income and expenses are translated at average exchange rates during the period. Adjustments resulting from translating financial statements into U.S. dollars are reported as cumulative translation adjustments and are shown as a separate component of other comprehensive loss. Gains and losses from foreign currency transactions are included in the calculation of net loss.

(q) Stock-based expense

The Company has a stock-based compensation plan under which stock-based awards have been granted to employees and non-employees. Stock-based expense is accounted for in accordance with ASC 718, “Compensation – Stock Compensation.” The Company establishes fair values for its equity awards to determine its cost and recognizes the related expense over the appropriate vesting periods. The Company recognizes expense for stock options, stock warrants, and restricted stock awards. The fair value of restricted stock awards is based on the market value as of the date of the awards, and for stock-based awards vesting based on service period, the value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period on a straight-line basis for each separately vesting portion of the award as if the award was, in substance, multiple awards. See Note 13 for additional information related to stock-based expense.

Note 3 — Recently Issued Accounting Standards

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

In February 2016, the FASB issued ASU No. 2016-02, which creates ASC Topic 842, “Leases.” This update increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018. We are currently evaluating what impact, if any, the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures.

In August 2016, the FASB issued an accounting standards update which provides additional clarity on the classification of specific events on the statement of cash flows. These events include: debt prepayment and extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from settlement of insurance claims, distributions received from equity method investees, and beneficial interests in securitization transactions. The update is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods, with early application permitted. The new accounting standard addresses presentation in the statement of cash flows only and we do not expect the standard to have a material effect on our financial condition, results of operations, cash flows or financial disclosures.

In February 2017, the FASB issued ASU No. 2017-05 which to clarify the scope and application of Subtopic 610-20, “Other Income– Gains and Losses from the Derecognition of Nonfinancial Assets”. The standard clarifies that a parent transferring its ownership interest in a consolidated subsidiary is within the scope of the accounting standard if substantially all of the fair value of the assets within that subsidiary are nonfinancial assets. The standard also clarifies that the derecognition of all businesses and nonprofit activities should be accounted for in accordance with the derecognition and deconsolidation guidance. The standard also eliminates the exception in the financial asset guidance for transfers of investments (including equity method investments) in real estate entities. An entity is required to apply the amendments in this update at the same time that it applies the amendments in revenues from contracts with customers. The standard is effective beginning after December 15, 2017, and may be applied retrospectively to each period presented or through a cumulative effect adjustment to retained earnings at the date of adoption. We are currently evaluating what impact, if any, the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures.

In May 2017, the FASB issued ASU No. 2017-09, which amends ASC Topic 718, “Compensation – Stock Compensation”. This amendment provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The standard is effective beginning after December 15, 2017, with early adoption permitted, including adoption for interim periods. This standard must be applied prospectively upon adoption. We do not expect the standard to have a material effect on our financial condition, results of operations, cash flows or financial disclosures.

Note 4 — Current Projects

Australian Future Energy Pty Ltd ("AFE”)

In 2014, we established Australian Future Energy Pty Ltd together with an Australian company, Ambre Investments PTY Limited (“Ambre”). AFE is an independently managed Australian business platform established for the purpose of building a large-scale, vertically integrated business in Australia based on developing, building and owning equity interests in financially attractive and environmentally responsible projects that produce low cost syngas as a competitive alternative to expensive local natural gas and LNG. The project undertakings by AFE are expected to produce syngas for the markets of industrial fuel gas such as aluminum manufacturing, cement making and ore processing as well as power generation, chemicals and fertilizers. The syngas is expected to be produced from local coal and renewable resources where AFE is acquiring ownership positions in the resources or creating long-term priced contracts for secure sources of low-cost feedstock for its projects, and for direct local and seaborne export markets. In 2016, AFE completed the creation and spin-off of Batchfire Resources Pty Ltd (as discussed below), which now owns the operating Callide coal mine in Queensland.

For our ownership interest in AFE, we have been contributing cash and engineering support for AFE’s business development while Ambre contributed cash. Additional ownership has been granted to individuals providing services to AFE. In fiscal year 2017 and 2016, we recognized approximately $0.1 million and $0.2 million of revenue respectively in related party consulting services provided to AFE. In January 2017, the Company elected to increase its ownership interest in AFE by contributing approximately $0.4 million of cash in additional equity. At June 30, 2017, we owned approximately 39% of AFE and the carrying value of our investment in AFE was approximately $38,000. Subsequent to June 30, 2017 we elected to make additional cash contributions of $0.47 million to maintain our 39% ownership interest in AFE. We account for our investment in AFE under the equity method.

The following summarizes condensed financial information of AFE as of and years ended June 30, 2017 and 2016 (in thousands):

	Year ended June 30,
	2017	2016
Total assets	$525	$97
Total equity	(130)	(11)
Net loss	(870)	(469)

On May 10, 2017, we entered into a Master Technology Agreement (the “MTA”) with AFE. Pursuant to the MTA, we have conveyed certain access rights to our gasification technology in Australia focusing on promotion and use of our technology in projects. AFE is the exclusive operational entity for business relating to our technology in Australia. AFE will work with us on project license agreements for use of our technology as projects are developed in Australia. In return for its work, AFE will receive a share of any license fee we receive for a project license in Australia.

On May 10, 2017, we entered into a technology license agreement with AFE in connection with a project being developed by AFE in Queensland Australia.  Upon the formation of the project company, AFE will novate the license to that company and that company will assume all of the obligations of AFE thereunder.  Pursuant to the license, we will grant a non-exclusive, non-transferrable license to use our technology at the project to manufacture syngas and to use the technology in the design of the facility.  In consideration, we will receive a license fee of $25.0 million based on the plant capacity and a separate fee of $2.0 million for the delivery of a process design package.  License fees are typically paid as milestones are reached throughout the planning, construction and first five years of plant operations.  The success and timing of the project being developed by AFE will impact if and/or when we will be able to receive all of the payments from license and service fees relating to this technology license agreement. However, there can be no assurance that AFE will be successful in developing a project or the timing of when we may be entitled to receive any fees related to any project that may ultimately be developed. If AFE makes, whether patentable or not, improvements relating to our technology, they grant to us and our affiliates, an irrevocable royalty free right to use or license such improvements and agrees to make such improvements available free of charge.

AFE provides indemnity to us for damages resulting from the use of the technology in a manner other than as contemplated by the license, while we indemnify AFE to the extent that the intellectual property associated with the technology is found to infringe on the rights of a third party. Either party may terminate the license in connection with a material breach by the other party or the other party’s bankruptcy. AFE may also terminate if we fail to diligently commence the process design package as contemplated by the license. We also provide a guarantee of all obligations under the License.

AFE is currently evaluating multiple project opportunities that would use SGT, and plans to down select to two projects to move forward with full project development activities.

Batchfire Resources Pty Ltd (“BFR”)

As a result of AFE’s early stage business development efforts associated with the Callide coal mine in Central Queensland, Australia, AFE created Batchfire Resources Pty Ltd. BFR was a spin-off company for which ownership interest was distributed to the existing shareholders of AFE and to the new BFR management team in December 2015. BFR is registered in Australia and was formed for the purpose of purchasing the Callide thermal coal mine from Anglo-American plc (“Anglo-American”). The acquisition of the Callide thermal coal mine from Anglo-American was completed in October 2016. The Callide mine is one of the largest thermal coal mines in Australia, and has been in operation for more than 20 years.

In October 2016, BFR stated that it had received investment support for the acquisition from Singapore-based Lindenfels Pte, Ltd, a subsidiary of commodity traders Avra Commodities. As a result, our ownership position in BFR is approximately 11% as of June 30, 2017. Because of the nature of our contributions in AFE, the carrying value of our investment in BFR was zero as of June 30, 2017 and June 30, 2016. We account for our investment in BFR under the cost method.

Yima Joint Venture

In August 2009, we entered into amended joint venture contracts with Yima Coal Industry Group Company (“Yima”), replacing the prior joint venture contracts entered into in October 2008 and April 2009. The joint ventures were formed for each of the gasification, methanol/methanol protein production, and utility island components of the plant (collectively the “Yima Joint Venture”). The amended joint venture contracts provide that:

•	we and Yima contribute equity of 25% and 75%, respectively, to the Yima Joint Venture;

•	Yima is obligated to provide debt financing via shareholder loans to the project until the project is able to secure third-party debt financing; and

•	Yima will supply coal to the project at a preferential price.

As discussed below in November 2016, as part of an overall corporate restructuring plan, these joint ventures were combined into a single joint venture.

We continue to own a 25% interest in the Yima Joint Venture and Yima owns a 75% interest. Notwithstanding this, in connection with an expansion of the project, we have the option to contribute a greater percentage of capital for the expansion, such that as a result, we could expand through contributions, at our election, up to a 49% ownership interest in the Yima Joint Venture. Since 2014, we have accounted for this joint venture under the cost method of accounting.  Our conclusion to account for this joint venture under this methodology is based upon our historical lack of significant influence in the Yima Joint Venture. The lack of significant influence was determined based upon our interactions with the Yima Joint Venture related to our limited participation in operating and financial policymaking processes coupled with our limited ability to influence decisions which contribute to the financial success of the Yima Joint Venture.

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

Under the terms of the joint venture agreement, the Yima Joint Venture is to be governed by a board of directors consisting of eight directors, two of whom were appointed by us and six of whom were appointed by Yima. The term of the joint venture shall commence upon each joint venture company obtaining its business operating license and shall end 30 years after the business license issue date.

We believe there has been a consistent pattern of the Yima Joint Venture management not demonstrating an understanding of the methanol facility operations and not sourcing available expertise in China to improve the overall operations. We have witnessed operation of the gasifier systems at Yima with design and operating parameter deviations from our existing technology recommendations. However, we are recently seeing signs of this improving.

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

Despite initiating methanol production in December 2012, the Yima Joint Venture’s plant continued its construction through the beginning of 2016. In March 2016, the Yima Joint Venture completed the required performance testing of the SGT systems and successfully issued its Performance Test Certificate, which is the point that we considered the plant to be completed. In 2016, the plant faced increasing regulatory scrutiny from the environmental and safety bureaus as the plant was not built in full compliance with its original submitted designs.

In June 2016, the local environmental bureau requested that the plant temporarily halt operations to address certain issues identified by the environmental bureau. After the plant shut down operations, the Yima plant experienced an accident during maintenance activities that was unrelated to the gasification units. The Yima Joint Venture returned to operations in late November 2016.

The approval for the original joint ventures was for the production of methanol protein, and methanol by-product. This has impacted the ability of the plant to sell pure methanol on the open market and has been an impediment for the facility to receive the permanent safety operating permit.

To resolve these issues, during the quarter ended June 30, 2016, the Yima Joint Venture commenced an organizational restructuring to better streamline the operations. This restructuring effort was a multi-step process which included combining the three joint ventures into a single operating entity and obtaining a business operating license. After completing these steps, the new joint venture would obtain the permanent safety and environmental permits. The Yima Joint Venture received the business license for the production of methanol protein and methanol by-product in July 2016 and merged the three joint ventures into one joint venture in November 2016. They continue to make progress on completing the remaining items required to complete the environmental and safety permitting activities. When this is complete, the Yima Joint Venture will be able to obtain its business license to produce and sell pure methanol.

Since the plant became operational in November 2016, it has had periods of running at full design capacity and periods of operations at lower levels of production. For the period November 2016 through June 2017, the plant generated 132,250 tons of pure methanol. The primary operational issues were related to poor equipment supply quality issues that have plagued this facility throughout its operational history. We continue to see signs of overall improvement in operations, resulting in longer periods of production at design capacity. In August 2017, the plant completed a 90-day period of operating at full capacity. In addition, since May 2017, the Yima Joint Venture team is now working closely with our technical team to address specific items that ae necessary to continue to improve the operations in the coming years.

The Yima Joint Venture experienced certain liquidity concerns with a series of third party bank loans due during calendar year 2016. Yima, the 75% shareholder of the Yima Joint Venture, has been routinely providing liquidity to the Yima Joint Venture in the form of shareholder loans and in October 2016, Yima successfully refinanced amounts which were due in October 2016. In addition to this refinancing, Yima has completed an internal restructuring of its debts in 2017 and has converted the majority of outstanding third-party loans into shareholder loans from Yima and its related affiliate companies. As of June 30, 2017, the Yima Joint Venture had approximately $9.3 million of third party debt, of which $7.4 million was due starting in September 2017. This $7.4 million was successfully refinanced in September 2017, with $6.66 million now due in April 2018.

The Company evaluated the conditions of the Yima Joint Venture to determine whether an other-than-temporary decrease in value had occurred as of June 30, 2017 and 2016. In the Current Year, Management determined that there were triggering events related to the value of its investment and these were the lower than expected production levels and the increased debt levels as compared to the previous year, which indicated a continued liquidity concern for the joint venture. In the Prior Year, the triggering events included the extended plant shutdown and a significant liquidity concern involving multiple bank loans that were coming due in the near future. Management determined these events in both years were other-than-temporary in nature and therefore conducted an impairment analysis utilizing a discounted cash flow fair market valuation with the assistance of a third-party valuation expert. In this valuation, significant unobservable inputs were used to calculate the fair value of the investment. The valuation led to the conclusion that the investment in the Yima Joint Venture was impaired as of June 30, 2017, and accordingly, we recorded a $17.7 million impairment for the fiscal year ended June 30, 2017 and an $8.6 million impairment for the fiscal year ended June 30, 2016. The carrying value of our Yima investment was approximately $8.5 million as of June 30, 2017 as compared to $26.2 million as of June 30, 2016. We continue to monitor the Yima Joint Venture and could record an additional impairment in the future if operating conditions do not improve to meet our expectations, or if the liquidity situation worsens.

Tianwo-SES Clean Energy Technologies Limited (the “Tianwo-SES Joint Venture”)

Joint Venture Contract

In February 2014, SES Asia Technologies Limited, one of our wholly owned subsidiaries, entered into a Joint Venture Contract (the “JV Contract”) with Zhangjiagang Chemical Machinery Co., Ltd., which subsequently changed its legal name to Suzhou Thvow Technology Co. Ltd. (“STT”), to form the Tianwo-SES Joint Venture. The purpose of the Tianwo-SES Joint Venture is to establish the Company’s gasification technology as the leading gasification technology in the Tianwo-SES Joint Venture territory (which is China, Indonesia, the Philippines, Vietnam, Mongolia and Malaysia) by becoming a leading provider of proprietary equipment and engineering services for the technology. The scope of the Tianwo-SES Joint Venture is to market and license our gasification technology via project sublicenses; procurement and sale of proprietary equipment and services; coal testing; and engineering, procurement and research and development related to the technology. STT contributed 53.8 million RMB in April 2014 and was required to contribute an additional 46.2 million yuan within two years of such date for a total contribution of 100 million RMB (approximately $14.8 million) in cash to the Tianwo-SES Joint Venture, and owns 65% of the Tianwo-SES Joint Venture.

We have contributed certain exclusive technology sub-licensing rights into the Tianwo-SES Joint Venture for the territory pursuant to the terms of a Technology Usage and Contribution Agreement (the “TUCA”) entered into among the Tianwo-SES Joint Venture, STT and us on the same date and further described in more detail below. This resulting in an ownership of 35% of the Tianwo-SES Joint Venture by SES. Under the JV Contract, neither party may transfer their interests in the Tianwo-SES Joint Venture without first offering such interests to the other party.

In August 2017, a restructuring of the Tianwo-SES Joint Venture was completed (“Restructuring Agreement”). In this restructuring, an additional party will be added to the JV Contract, upon receipt of final government approvals, The Innovative Coal Chemical Design Institute (“ICCDI”) will become a 25% owner of Tianwo-SES, we will decrease our ownership to 25% and STT will decrease its ownership to 50%. We received 11.15 million RMB (approximately $1.7 million) from ICCDI as a result of this restructuring. ICCDI, which was previously owned by STT, engineered and constructed all three projects for the Aluminum Corporation of China. The agreed change in share ownership is expected to be completed over the next two to three months and involves a reduction in the registered capital of the joint venture to be completed with the local governmental authorities and the final transfer of shares. In addition to the ownership changes described above, Tianwo-SES will now be managed by a board of directors (the “Board”) consisting of eight directors, four appointed by STT, two appointed by ICCDI and two appointed by us. Certain acts as described in the JV Contract require the unanimous approval of the Board. If the Board becomes deadlocked on any issue, it will be resolved through binding arbitration in Shanghai. We, ICCDI and STT have the right to appoint a supervisor, which will supervise the management of Tianwo-SES, including through (i) inspecting accounting records, vouchers, books and statements of Tianwo-SES; (ii) supervising the actions of directors and management; and (iii) attending meetings of the Board to raise questions or suggestions regarding matters to be resolved by the Board. The general manager, which will serve as the principal executive of Tianwo-SES, will now be appointed by ICCDI. Certain other members of management will now be appointed by both us and STT. In conjunction with the joint venture restructuring, the we received 1.2 million RMB (approximately $180,000) related to outstanding invoices for services we had provided to the Tianwo-SES Joint Venture.

The JV Contract also includes a non-competition provision which required that the Tianwo-SES Joint Venture be the exclusive legal entity within the Tianwo-SES Joint Venture territory for the marketing and sale of any gasification technology or related equipment that utilizes low quality coal feedstock. Notwithstanding this, STT retained the right to manufacture and sell gasification equipment outside the scope of the Tianwo-SES Joint Venture within the Tianwo-SES Joint Venture territory. In addition, we retained the right to develop and invest equity in projects outside of the Tianwo-SES Joint Venture within the Tianwo-SES Joint Venture territory. As a result of the Restructuring Agreement, we have further retained the right to provide gasification technology licenses and to sell proprietary equipment directly into projects in the joint venture territory provided we have an equity interest in the project. After the termination of the Tianwo-SES Joint Venture, STT and ICCDI must obtain written consent from us to market development of any gasification technology that utilizes low quality coal feedstock in the Tianwo-SES Joint Venture territory.

The JV Contract may be terminated upon, among other things: (i) a material breach of the JV Contract which is not cured, (ii) a violation of the TUCA, (iii) the failure to obtain positive net income within 24 months of establishing the Tianwo-SES Joint Venture or (iv) mutual agreement of the parties.

The second capital contribution from STT of 46.2 million RMB (approximately $6.8 million) was not paid in April 2016 as required by the initial JV Contract. As part of the Restructuring Agreement, STT will reduce its ownership position in the JV to 50% and the obligation for payment of additional registered capital will be removed.

TUCA

Pursuant to the TUCA, we have contributed to the Tianwo-SES Joint Venture certain exclusive rights to our gasification technology in the Tianwo-SES Joint Venture territory, including the right to: (i) grant site specific project sub-licenses to third parties; (ii) use our marks for proprietary equipment and services; (iii) engineer and/or design processes that utilize our technology or our other intellectual property; (iv) provide engineering and design services for joint venture projects and (v) take over the development of projects in the Tianwo-SES Joint Venture territory that have previously been developed by us and our affiliates. As a result of the Restructuring Agreement, ICCDI was added as a party to the TUCA, but all other material terms remained the same.

The Tianwo-SES Joint Venture will be the exclusive operational entity for business relating to our technology in the Tianwo-SES Joint Venture territory, except for projects in which SES has an equity ownership position. For these projects, as a result of the Restructuring Agreement, SES can provide technology and equipment directly with no obligation to the joint venture. If the Tianwo-SES Joint Venture loses exclusivity due to a breach by us, STT and ICCDI are to be compensated for direct losses and all lost project profits. We were also required to provide training for technical personnel of the Tianwo-SES Joint Venture through the second anniversary of the establishment of the Tianwo-SES Joint Venture, which has now passed. We will also provide a review of engineering works for the Tianwo-SES Joint Venture. If modifications are suggested by us and not made, the Tianwo-SES Joint Venture bears the liability resulting from such failure. If we suggest modifications and there is still liability resulting from the engineering work, it is our liability.

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

The Tianwo-SES Joint Venture is required to establish an Intellectual Property Committee, with two representatives from the Tianwo-SES Joint Venture and two from SES. This Committee shall review all improvements and protection measures and recommend actions to be taken by the Tianwo-SES Joint Venture in furtherance thereof. Notwithstanding this, each party is entitled to take actions on its own to protect intellectual property rights. As of June 30, 2017, that committee was yet to be formed.

Any breach of or default under the TUCA which is not cured on notice entitles the non-breaching party to terminate. The Tianwo-SES Joint Venture indemnifies us for misuse of our technology or infringement of our technology upon rights of any third party.

Tianwo-SES Joint Venture unaudited financial data

The following table presents summarized financial information for the Tianwo-SES Joint Venture (in thousands):

	Year Ended June 30,
Income Statement data:	2017	2016
Revenue	$3,709	$10,247
Operating loss	(3,470)	(2,118)
Net loss	(4,303)	(1,473)

	As of June 30,
Balance sheet data:	2017	2016
Current assets	$6,016	$9,856
Noncurrent assets	5,565	7,366
Current liabilities	3,696	4,719
Noncurrent liabilities	—	—
Equity	7,885	12,503

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

As the Company is not required to contribute additional capital, the Company is not recognizing losses in the venture, as this would cause the carrying value to be negative. Had the Company recognized its share of the losses related to the venture, the Company would have recognized losses of approximately $1.5 million and $0.5 million for the years ended June 30, 2017 and 2016, respectively, and $2.9 million from inception to date.

CESI-SES Investment Platform

In March 2016, we entered a strategic Joint Project Development and Investment Agreement with China Environment State Investment Co., Ltd. (“CESI”). CESI is a state-owned enterprise established in Beijing under the China Ministry of Environmental Protection that is charged with, and funded to, develop and invest in the energy conservation and environmental protection industry. We and CESI agreed to develop, jointly invest, and build a total of no less than 20 projects using our gasification technology over the next five years. Further, we and CESI are targeting to bring a minimum of two projects through development within 12 months.

In May 2016, we announced the first of our projects related to the platform discussed above. The project intended to use SGT to produce lower-cost hydrogen in the Lijin County Binhai New District industrial park in Dongying City, Shandong Province. In June 2016, we announced the second of our projects in this platform with Shandong Dongying Hekou District Government. The second project also intended to use SGT to produce lower-cost hydrogen needed for clean fuels production by refineries at the Hekou Blue Economy Industrial Park Project in Dongying City, Shandong Province. Together we refer to these two combined opportunities as the Dongying Projects.

In July 2016, CESI’s executive management changed after a restructuring agreement and the entrance of a new shareholders. Today, CESI has shifted its strategic direction away from developing projects as contemplated in the Joint Project Development and Investment Agreement. Although this cooperation is not active, at this point in time, neither party has exercised their right to terminate the agreement. We have ceased activities to identify and develop projects under this platform at this time.

Synthesis Energy Systems (Zao Zhuang) New Gas Company Ltd. (“ZZ Joint Venture”)

In July 2006, we entered into a cooperative joint venture contract with Shandong Hai Hua Xuecheng Energy Co. Ltd. (“Xuecheng Energy”) which established the ZZ Joint Venture, a joint venture company that has the primary purposes of:

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

Rui Feng’s second installment payment was due in December 2015, the third installment was due in May 1, 2016 and the final payment was due in December 2016. Rui Feng did not make any of these scheduled installment payments. With the restructuring of the ZZ Joint Venture discussed below, we do not anticipate that Rui Feng will make any additional payments under the SPA and will maintain its 10% ownership interest in SESI.

Because Rui Feng has not made additional installment payments, we owned approximately 88.1% of the ZZ Joint Venture prior to the restructuring of the ZZ Joint Venture.

In October 2014, the ZZ Joint Venture entered into a working capital loan agreement (the “ZZ Working Capital Loan”) with Zaozhuang Bank Co., Ltd. (“ZZ Bank”), and received approximately $3.3 million of loan proceeds, with a maturity of September 23, 2015. In September 2015, the Company refinanced the ZZ Working Capital Loan through August 2016 for approximately $3.1 million. This amount was refinanced again in August 2016 through November 2016. This liability was transferred in full to Xuecheng Energy in the restructuring that was complete in October 2016 (see below for details).

In October 2014, the ZZ Joint Venture entered two lines of credit with the ZZ Bank for a total of $3.3 million (collectively, the “ZZ Line of Credit Agreement”). In April 2015, the Company repaid the ZZ Line of Credit Agreement and renewed the agreement for $3.3 million under the same terms for an additional six months. In November 2015, the Company repaid $3.3 million of the ZZ Line of Credit Agreement, and refinanced the ZZ Line of Credit Agreement with the ZZ Bank for $3.9 million which matures in November 2016. This liability was transferred in full to Xuecheng Energy in the restructuring that was complete in October 2016 (see below for details).

In August 2016, we announced that we and Xuecheng Energy had entered into a definitive agreement to restructure the ZZ Joint Venture. Additionally, to dovetail with the Chinese government’s widespread initiative to move industry into larger scale, commercial and environmentally beneficial industrial parks, the partners intend to evaluate a new ZZ syngas facility in the Zouwu Industrial Park in Shandong Province. We retain an approximate nine percent ownership in the ZZ Joint Venture asset, and Xuecheng Energy assumed all outstanding liabilities of the ZZ Joint Venture, including payables related to the Cooperation Agreement with Xuecheng Energy signed in 2013. The definitive agreement took full effect when the registration with the government was completed on October 31, 2016. With the closure of this transaction, SES does not anticipate any future liabilities related to the ZZ Joint Venture. During the second quarter of fiscal 2017, we deconsolidated the ZZ Joint Venture and began accounting for our investment in ZZ Joint Venture under the cost method.

In October 2016, together with Xuecheng Energy, we signed a cooperation agreement and the local government of Xuecheng District, ZaoZhuang City, Shandong Province signed a Moving Project Cooperative Agreement to relocate the ZZ Joint Venture to a new industrial zone for the Xuecheng District of ZaoZhuang. The intent of the agreement is for the project to be expanded and repurposed to produce 283 million Nm3 of syngas per year using three SGT systems. While this agreement remains in effect we have not actively been developing the project to relocate ZZ and do not anticipate to do so at this time.

Note 5 — Discontinued Operation

As discussed in Note 4, in August 2016, the Company reached a definitive agreement with Xuecheng Energy to reduce its ownership in the ZZ Joint Venture to approximately 9%. The definitive agreement took full effect in October 2016, when the government approved our transfer. The ZZ Joint Venture was deconsolidated during the quarter ended December 31, 2016.

The following table provides the results of operations from discontinued operation, the ZZ Joint Venture, for the year ended June 30, 2017, and 2016.

	Year Ended June 30,
	2017	2016

Revenue:
Product sales and other –related parties	$—	$4,753
Technology licensing and related services	168	588
Total revenue from discontinued operations	168	5,341

Costs and Expenses:
Costs of sales and plant operating expenses	156	7,002
General and administrative expenses	163	286
Depreciation and amortization	157	652
Total costs and expenses	476	7,940

Operating loss	(308)	(2,599)

Non-operating income (expense):
Interest expense	(80)	(439)
Interest income	7	31
Foreign currency losses, net	(8)	(177)

Net loss	(389)	(3,184)
Less: net loss attributable to non-controlling interests	(9)	(22)

Net loss attributable to SES stockholders	(380)	(3,162)

Net income/(loss) attributable to SES stockholders:
From discontinued operations	(380)	(3,162)
Gain on deconsolidation	2,318	—
Income/(loss) from discontinued operations	1,938	(3,162)

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

The following table provides the major categories of cash flows from discontinued operations, from our ZZ Joint Venture, for the years ended June 30, 2017 and 2016 (in thousands):

	Year Ended June 30,
	2017	2016
Cash flow from operating activities	$—	$(661)
Cash flow from investing activities	(16)	(792)
Cash flow from financing activities	—	770

Depreciation and amortization from discontinued operations was $0.2 million and $0.7 million for the years ended June 30, 2017 and 2016 respectively and is included in the gain (loss) from discontinued operations.

Deconsolidation of ZZ Joint Venture

The following table provides the components of net gain recognized from the deconsolidation of ZZ Joint Venture during the year ended June 30, 2017 (in thousands):

Liabilities relieved from deconsolidation	$14,348
Cumulative foreign currency translation adjustment	2,486
Non-controlling interest-Xuecheng Energy	(831)
Assets transferred to Xuecheng Energy	(11,961)
Net gain of ZZ Joint Venture deconsolidation	4,042

Write-off of intercompany assets related to ZZ Joint Venture	(1,724)

Net gain from deconsolidation	$2,318

Note 6 — Risks and Uncertainties

As of June 30, 2017, we had $5.0 million in cash and cash equivalents. On October 24, 2017, we received net proceeds of approximately $7.4 million related to the sale of $8.0 million of Senior Secured Debentures with an interest rate of 11% and a term of 5 years including an adjustment to the interest rate to 18% per annum in the event the Company defaults on an interest payment and requires that 100% of all dividends received from BFR shall be used to pay down the principal amounts of outstanding debentures. As a result of the closing of our Debenture offering, as of October 25, 2017, we has $11.8 million in cash and cash equivalents. We currently plan to use our available cash for: (i) securing orders and associated tasks with developing our business with a prime focus on creating regional platforms to develop projects that utilize our technology; (ii) additional investment in AFE or future regional platforms; (iii) technology product advancement; (iv) general and administrative expenses; and (v) working capital and other general corporate purposes.

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

The Company’s future success will depend on its relationships with its joint venture partners and any other strategic relationships that the Company may enter into. The Company can provide no assurances that it will satisfy the conditions required to maintain these relationships under existing agreements or that it can prevent the termination of these agreements. The Company also cannot provide assurances that it will be able to enter into relationships with future strategic partners on acceptable terms, including partnering its technology vertical. Further, the Company cannot provide assurances that its joint venture partners, including in the Yima Joint Venture and the Tianwo-SES Joint Venture, will grow the joint venture or effectively meet their development objectives. Joint ventures typically involve a number of risks and present financial, managerial and operational challenges, including the existence of unknown potential disputes, liabilities or contingencies that arise after entering into the joint venture related to the counterparties to such joint ventures. The Company could experience financial or other setbacks if transactions encounter unanticipated problems due to challenges, including problems related to execution or integration. Continued economic uncertainty in China could also cause delays or make financing of operations more difficult.

Fluctuations in exchange rates can have a material impact on the Company’s costs of construction, operating expenses and the realization of revenue from the sale of commodities. The Company cannot be assured that it will be able to offset any such fluctuations and any failure to do so could have a material adverse effect on the Company’s business, financial condition and results of operations. In addition, the Company’s financial statements are expressed in U.S. dollars and will be negatively affected if foreign currencies depreciate relative to the U.S. dollar as has happened recently with the Chinese Renminbi yuan. In addition, the Company’s currency exchange losses may be magnified by exchange control regulations in China or other countries that restrict our ability to convert into U.S. dollars.

All of our business in Australia is currently being conducted through AFE and as such, we are dependent on the ability of AFE to grow and develop its pending and contemplated projects. We will only receive fees for projects with AFE when agreed milestones across the development, design, construction, start-up and operations of the project are achieved. These projects will have a number of risks and could present unexpected challenges, including the existence of unknown potential disputes, liabilities or contingencies that arise during or after the development of the project. We cannot assure you that AFE will satisfy the conditions required to achieve these milestones or that AFE will be able to enter into relationships with partners which can finance and develop the projects to completion. The failure to achieve the milestones or for the projects to be fully developed would have a material adverse effect on our business and results of operation.

The Company evaluated the conditions of the Yima Joint Venture to determine whether an other-than-temporary decrease in value had occurred as of June 30, 2017 and 2016. In the Current Year, Management determined that there were triggering events related to the value of its investment and these were the lower than expected production levels and the increased debt levels as compared to the previous year, which indicated a continued liquidity concern for the joint venture. In the Prior Year, the triggering events included the extended plant shutdown and a significant liquidity concern involving multiple bank loans that were coming due in the near future. Management determined these events in both years were other-than-temporary in nature and therefore conducted an impairment analysis utilizing a discounted cash flow fair market valuation and a Black-Scholes Model-Fair Value of Optionality used in valuing companies with substantial amounts of debt where a discounted cash flow valuation may be inadequate for estimating fair value with the assistance of a third-party valuation expert. In this valuation, significant unobservable inputs were used to calculate the fair value of the investment. The valuation led to the conclusion that the investment in the Yima Joint Venture was impaired as of June 30, 2017, and accordingly, we recorded a $17.7 million impairment for the fiscal year ended June 30, 2017 and an $8.6 million impairment for the fiscal year ended June 30, 2016. The carrying value of our Yima investment was approximately $8.5 million as of June 30, 2017 as compared to $26.2 million as of June 30, 2016. We continue to monitor the Yima Joint Venture and could record an additional impairment in the future if operating conditions do not improve to meet our expectations, or if the liquidity situation worsens.

Should general economic, market or business conditions decline further, and continue to have a negative impact on our stock price or revenues, we may be required to record impairment charges in the future, which could materially and adversely affect financial condition and results of operation.

The Company is subject to concentration of credit risk with respect to our cash and cash equivalents, which it attempts to minimize by maintaining cash and cash equivalents with major high credit quality financial institutions. At times, the Company’s cash balances in a particular financial institution exceed limits that are insured by the U.S. Federal Deposit Insurance Corporation or equivalent agencies in foreign countries and jurisdictions such as Hong Kong. As of June 30, 2017, the Company had $5.0 million in cash and cash equivalents (of which $4.6 million is located in the United States).

On December 21, 2016, we received a letter from The NASDAQ Stock Market informing us that the closing bid price of our common stock has been below $1.00 per share for a period of 30 consecutive trading days, which is outside the requirements of The NASDAQ Stock Market for continued listing. Under NASDAQ Listing Rule 5810(c)(3)(A), we had a grace period of 180 calendar days, or until June 19, 2017, in which to regain compliance with the minimum bid price rule. On June 27, 2017, we were granted an additional 180-day period, or until December 18, 2017 to regain compliance with the listing requirements. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during this grace period. We have also filed a proxy statement with the SEC for the purpose of effecting a reverse split, if necessary to regain compliance. If we do not regain compliance before December 18, 2017, including as a result of failing to pass the reverse split proposal, we may be delisted from The NASDAQ Stock Market.

Note 7 — Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

Estimated	June 30,
useful lives (in years)	2017	2016
Furniture and fixtures	2	to	3	$243	$236
Leasehold improvements	Lease term	23	13
Computer hardware	3	336	333
Computer software	3	875	875
Office equipment	3	148	147
Motor vehicles	5	38	38
1,663	1,642
Less: Accumulated depreciation	(1,639)	(1,588)
Net carrying value	$24	$54

Note 8 — Detail of Selected Balance Sheet Accounts

Other long-term assets consisted of the following (in thousands):

	June 30,
	2017	2016
GTI licence royalty, net	$—	$583
Other	43	78
	$43	$661

Accrued expenses and other payables consisted of the following (in thousands):

	June 30,
	2017	2016
Accounts payable — trade	$455	$565
Accrued payroll, vacation and bonuses	107	125
Technical consulting, engineering and design services	114	123
Deferred revenue	50	—
GTI royalty expenses due to GTI	250	250
Other	789	592
	$1,765	$1,655

Note 9 — Intangible Assets

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

In order to sublicense any U-GAS® system, we are required to comply with certain requirements set forth in the GTI Agreement. In the preliminary stage of developing a potential sublicense, we are required to provide notice and certain information regarding the potential sublicense to GTI and GTI is required to provide notice of approval or non-approval within ten business days of the date of the notice from us, provided that GTI is required to not unreasonably withhold their approval. If GTI does not respond within the ten-business day period, they are deemed to have approved of the sublicense. We are required to provide updates on any potential sublicenses once every three months during the term of the GTI Agreement. We are also restricted from offering a competing gasification technology during the term of the GTI Agreement.

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

For a period of ten years, beginning in May 2016, we and GTI are restricted from disclosing any confidential information (as defined in the GTI Agreement) to any person other than employees of affiliates or contractors who are required to deal with such information, and such persons will be bound by the confidentiality provisions of the GTI Agreement. We have further indemnified GTI and its affiliates from any liability or loss resulting from unauthorized disclosure or use of any confidential information that we receive.

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

The cost and accumulated amortization of intangible assets were as follows (in thousands):

	June 30, 2017			June 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Use rights of U-GAS®	$1,886	$1,886	$—	$1,886	$1,858	$28
Other intangible assets	1,072	88	984	939	70	869
Total	$2,958	$1,974	$984	$2,825	$1,928	$897

The use rights of U-GAS® have an amortization period of ten years. Amortization expense was approximately $28,000 for the year ended June 30, 2017 and $0.2 million for the year ended June 30, 2016 and is recorded in depreciation and amortization expense. Other intangible assets include patents and trademarks.

Note 10 — Income Taxes

For financial reporting purposes, net loss showing domestic and foreign sources was as follows (in thousands):

	Year Ended June 30,
	2017	2016
Domestic	$(6,238)	$(7,591)
Foreign	(22,242)	(12,813)
Net loss	$(28,480)	$(20,404)

Provision for income taxes

The following is a reconciliation of income taxes at the statutory federal income tax rate of 35% to the income tax provision (benefit) recorded (in thousands):

	June 30,
	2017	2016
Net loss before income tax	$(28,480)	$(20,404)
Computed tax benefit at statutory rate	(9,968)	(7,141)
Taxes in foreign jurisdictions with rates different than US	(810)	4,589
Other	965	789
Valuation allowance	9,813	1,763
Income tax expense	$—	$—

Deferred tax assets

Net deferred tax assets of continuing operations consisted of the following (in thousands):

	June 30,
	2017	2016
Deferred tax assets (liabilities):
Net operating loss carry forward	$16,429	$16,221
Depreciation and amortization	63	120
Stock-based expense	8,549	8,070
Investment in joint ventures	13,281	4,124
Accruals	255	229
AMT credit	138	138
Subtotal	38,715	28,902
Valuation allowance	(38,715)	(28,902)
Net deferred assets	$—	$—

At June 30, 2017, the Company had approximately $45.1 million of U.S. federal net operating loss (“NOL”) carry forwards, and $2.6 million of China NOL carry forwards. The U.S. federal NOL carry forwards have expiration dates through the year 2037. The China NOL carry forwards have expiration dates through 2022. As of June 30, 2017 and 2016, deferred tax assets of approximately $0 and $9.8 million were included in discontinued operations and were offset by a full valuation allowance.

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

The Company and two of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company has been subject to U.S. federal, state, and local, or non-U.S. income tax examinations by tax authorities for all tax years since its operations began in 2003. As of June 30, 2017, the domestic and foreign tax authorities have not proposed any adjustments to the Company’s material tax positions. The Company establishes reserves for positions taken on tax matters which, although considered appropriate under the regulations, could potentially be successfully challenged by authorities during a tax audit or review. The Company did not have any liability for uncertain tax positions as of June 30, 2017 or 2016.

Note 11 — Net Loss Per Share Data

Historical net loss per share of common stock is computed using the weighted average number of shares of common stock outstanding. Basic loss per share excludes dilution and is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Stock options, warrants and unvested restricted stock are the only potential dilutive share equivalents the Company had outstanding for the periods presented. For the years ended June 30, 2017 and 2016, options and warrants to purchase common stock excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive as the Company incurred net losses during those periods. The total number of shares excluded from diluted earnings per share amounted to approximately 22.3 million for the year ended June 30, 2017 and 20.4 million for the year ended June 30, 2016.

Note 12 — Commitments and Contingencies

Litigation

The Company is currently not a party to any legal proceedings.

Operating leases

In February 2016, the Company extended its corporate office lease term for an additional 18 months ending December 31, 2017 with rental payments of approximately $12,000 per month (monthly rent changes depending on actual utility usage each month). Consolidated rental expense incurred under operating leases was $0.4 million for the year ended June 30, 2017 and $0.3 million for the year ended June 30, 2016.

Governmental and Environmental Regulation

The Company’s operations are subject to stringent federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Numerous governmental agencies, such as the U.S. Environmental Protection Agency (the “EPA”), and various Chinese and Australian authorities, issue regulations to implement and enforce such laws, which often require difficult and costly compliance measures that carry substantial administrative, civil and criminal penalties or may result in injunctive relief for failure to comply. These laws and regulations may require the acquisition of a permit before operations at a facility commence, restrict the types, quantities and concentrations of various substances that can be released into the environment in connection with such activities, limit or prohibit construction activities on certain lands lying within wilderness, wetlands, ecologically sensitive and other protected areas, and impose substantial liabilities for pollution resulting from our operations. The Company believes that it is in substantial compliance with current applicable environmental laws and regulations and it has not experienced any material adverse effect from non-compliance with these environmental requirements.

Note 13 — Equity

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

On May 13, 2016, we entered into an At The Market Offering Agreement (the “Offering Agreement”) with T.R. Winston & Company (“T.R. Winston”) to sell, from time to time, shares of our common stock having an aggregate sales price of up to $20.0 million through an “at the marketing offering” program under which T.R. Winston would act as sales agent, which we refer to as the ATM Offering. The shares that may be sold under the Offering Agreement, if any, would be issued and sold pursuant to the Company’s $75.0 million universal shelf registration statement on Form S-3 that was declared effective by the Securities and Exchange Commission on April 21, 2016. Through October 25, 2017, we have not sold any shares of our common stock in the ATM Offering. We have no obligation to sell any of our common stock under the Offering Agreement. The Offering Agreement expires in April 2018.

On January 1, 2017, the Company issued 56,524 shares of common stock to Market Development Consulting Group, Inc. (“MDC”), the Company’s investor relations advisor, pursuant to the term of the consulting agreement, as amended on October 28, 2016, between the Company and MDC. The shares are fully vested and non-forfeitable at the time of issuance. The fair value of the common stock was $1.06 per share on the date of issuance, and the Company recorded $60,000 of expense for the year ended June 30, 2017 relating to issuance of these shares.

Stock-Based Awards

As of June 30, 2017, the Company has outstanding stock option and restricted stock awards granted under the Company’s 2015 Long Term Incentive Plan (the “2015 Incentive Plan”) and Amended and Restated 2005 Incentive Plan (the “2005 Incentive Plan”), under which the Company’s stockholders have authorized a total of 21.0 million shares of common stock for awards under the 2015 and 2005 Incentive Plan. The 2005 Incentive Plan expired as of November 7, 2015 and no future awards will be made thereunder. As of June 30, 2017, there were approximately 5.4 million shares authorized for future issuance pursuant to the 2015 Incentive Plan. Under the 2015 Incentive Plan, the Company may grant incentive and non-qualified stock options, stock appreciation rights, restricted stock units and other stock-based awards to officers, directors, employees and non-employees. Stock option awards generally vest ratably over a one to four year period and expire ten years after the date of grant.

On April 1, 2017 and 2016, the Company authorized the issuance of 105,882 shares of restricted stock and 80,357 shares of restricted stock respectively under the 2015 Incentive Plan to ILL-Sino Development (“ILL-Sino”) according to the term of Amended and Restated Consulting Service Agreement dated April 1, 2014 between the Company and ILL-Sino. The fair value of the restricted stock was approximately $0.1 million based on the market value as of the date of the awards for both the years ended June 30, 2017 and 2016.

Restricted stock activity during the two years ended June 30, 2017 was as follows:

Restricted stock outstanding June 30, 2017

Unvested shares outstanding at June 30, 2015	—
Granted	410,624
Vested	(135,528)
Forfeited	—
Unvested shares outstanding at June 30, 2016	275,096
Granted	293,834
Vested	(210,044)
Forfeited	(114,995)
Unvested shares outstanding at June 30, 2017	243,891

Assumptions

The fair values for the stock options granted during the years ended June 30, 2017 and 2016 were estimated at the date of grant using a Black-Scholes-Morton option-pricing model with the following weighted-average assumptions.

	Year Ended June 30,
	2017	2016
Risk-free rate of return	2.07%	1.45%
Expected life of award (years)	5.0	5.2
Expected dividend yield	0.00%	0.00%
Expected volatility of stock	84%	90%
Weighted-average grant date fair value	$0.56	$0.62

The expected volatility of stock assumption was derived by referring to changes in the historical volatility of the company. We used the “simplified” method for “plain vanilla” options to estimate the expected term of options granted during the years ended June 30, 2017 and 2016.

Stock option activity during the two years ended June 30, 2017 were as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding at June 30, 2015	9,302,825	$1.04
Granted	1,310,036	0.88
Exercised	(372,414)	0.75
Cancelled/forfeited	(25,000)	1.28
Outstanding at June 30, 2016	10,215,447	1.03	5.9	$1.9
Granted	1,751,505	0.84
Exercised	(184,000)	0.66
Cancelled/forfeited	(86,919)	1.42
Outstanding at June 30, 2017	11,696,033	1.01	5.5	$0.1
Exercisable at June 30, 2017	10,530,824	1.03	5.1	$0.1

The following table summarizes information with respect to stock options outstanding and exercisable at June 30, 2017:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Term (Years)	Weighted Average Exercise Price	Number Exercisable
$0.43 to $0.66	2,513,659	1.7	$0.63	2,513,659
$0.67 to $1.00	5,522,886	7.6	0.84	4,357,677
$1.01 to $2.00	3,259,488	5.1	1.29	3,259,488
$2.01 to $4.00	400,000	3.8	3.25	400,000
Total	11,696,033			10,530,824

In July 2015, the Company modified the exercise price of certain warrants to purchase one million shares of common stock from $2.16 to $1.00 per share, which were immediately exercised by the warrant holder. Concurrent with modification, the Company granted the warrant holder replacement warrants to purchase 1 million common shares at $2.16 per share. The incremental fair value of the modified warrants was approximately $0.2 million and the fair value of the replacement warrants was approximately $0.4 million. The Company recognized $0.6 million of stock based expense related to the modification and issuance of the replacement warrants during the year ended June 30, 2016.

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

On October 28, 2016, the Company issued anniversary warrant to MDC to acquire 400,000 shares of the Company’s common stock at an exercise price of $0.95 per share according to the term of the consulting agreement, as amended on October 28, 2016, between the Company and MDC. The fair value of this anniversary warrant was estimated to be approximately $0.3 million. On November 2, 2015, the Company issued anniversary warrant to MDC to acquire 915,073 shares of the Company’s common stock at an exercise price of $0.95 per share according to the term of the consulting agreement dated November 1, 2013 between the Company and MDC. The fair value of this anniversary warrant was estimated to be approximately $0.7 million.

The fair values of the warrants issued were estimated using a Black-Scholes-Morton option-pricing, and the following weighted-average assumptions for the years ended June 30, 2017 and 2016:

	Year Ended June 30,
	2017	2016
Risk-free rate of return	1.86%	1.41%
Expected life of award (years)	10	5.91
Expected dividend yield	0.00%	0.00%
Expected volatility of stock	99%	92%
Weighted-average grant date fair value	$0.85	$0.60

Stock warrants activity during the two years ended June 30, 2017 were as follows:

	Number of Stock Warrants	Weighted Average Exercise Price
Outstanding at June 30, 2015	8,999,759	$1.84
Granted	1,915,073	1.58
Exercised	(1,000,000)	1.00
Cancelled/forfeited	—	—
Outstanding at June 30, 2016	9,914,832	1.76
Granted	400,000	0.95
Exercised	—	—
Cancelled/forfeited	—	—
Outstanding at June 30, 2017	10,314,832	1.73
Exercisable at June 30, 2017	10,314,832	1.73

The Company recognizes the stock-based expense related to the Incentive Plans awards and warrants over the requisite service period. The following table presents stock based expense attributable to stock option awards issued under the Incentive Plans and attributable to warrants and common stocks issued to consulting firms (in thousands):

	Year Ended June 30,
	2017	2016
Incentive Plans	$1,187	$1,048
Common Stock and Warrants	514	2,269
Total stock-based compensation expense	$1,701	$3,317

In May 2017, the Company granted 240,587 stock options and issued 44,305 restricted shares to employees in connection with salary reduction agreements for a six months period.  These options and restricted shares vest ratably over the service period.  The fair value of these options and restricted shares, at the date of grant was $132,000 and $36,000 and the unrecognized compensation expense, as of June 30, 2017, was $46,000 and $13,000 respectively.

As of June 30, 2017, approximately $0.4 million of estimated expense with respect to non-vested stock option awards have yet to be recognized and will be recognized in expense over the remaining weighted average period of approximately 9 months.

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

The following table presents statements of operations data and assets by segment (unaudited) (in thousands):

	Year Ended June 30,
	2017	2016
Revenue:
SES China	$—	$236
Technology licensing and related services	151	414
Corporate	—	—
Total revenue	$151	$650

Depreciation and amortization:
SES China	$10	$11
Technology licensing and related services	—	199
Corporate	56	7
Total depreciation and amortization	$66	$217

Impairment loss:
SES China	17,700	8,613
Technology licensing and related services	—	—
Corporate	—	—
Total impairment loss	$17,700	$8,613

Operating loss:
SES China	(19,339)	$(10,365)
Technology licensing and related services	(2,273)	(1,662)
Corporate	(6,468)	(7,909)
Total operating loss	$(28,080)	$(19,936)

Equity in losses of joint ventures:
SES China	$342	$244
Technology licensing and related services	—	—
Corporate	—	—
Total equity in losses of joint ventures	$342	$244

	June 30, 2017	June 30, 2016
Assets:
SES China	$8,123	$24,526
Technology licensing and related services	929	892
Corporate	6,274	17,101
Assets of discontinued operations	—	12,662
Total assets	$15,326	$55,181

Note 15 — Quarterly Results (Unaudited) (in thousands, except per share amounts):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2017:
Revenues	$—	$5	$22	$124
Operating loss	(2,628)	(2,918)	(2,728)	(19,806)[1]
Loss from continuing operations	(2,649)	(3,029)	(2,749)	(20,053)
Gain (loss) from discontinued operations	(389)	2,318	—	—
Net loss	(3,038)	(711)	(2,749)	(20,053)
Less: net income (loss) attributable to noncontrolling interests	(91)	(142)	(37)	(45)
Net loss attributable to SES stockholders	(2,947)	(569)	(2,712)	(20,008)
Net loss attributable to SES stockholders:
From continuing operations	(2,567)	(2,887)	(2,712)	(20,008)
From discontinued operations	(380)	2,318	—	—
Net loss attributable to SES stockholders	(2,947)	(569)	(2,712)	(20,008)
Net loss per share (Basic and diluted):
From continuing operations	$(0.03)	$(0.03)	$(0.03)	$(0.23)
From discontinued operations	—	0.02	—	—
Net loss attributable to SES stockholders	$(0.03)	$(0.01)	$(0.03)	$(0.23)

1 Loss includes impairment of $17.7 million related to the Yima Joint Venture.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2016:
Revenues	$247	$56	$48	$299
Operating loss	(3,083)	(3,073)	(2,846)	(10,934)
Loss from continuing operations	(3,192)	(3,130)	(2,825)	(11,257)
Loss from discontinued operations	(1,584)	(954)	(220)	(426)
Net loss	(4,776)	(4,084)	(3,045)	(11,683)
Less: net income (loss) attributable to noncontrolling interests	(194)	(158)	(70)	(94)
Net loss attributable to SES stockholders	(4,582)	(3,926)	(2,975)	(11,589)
Net loss attributable to SES stockholders:
From continuing operations	(3,003)	(2,974)	(2,760)	(11,173)
From discontinued operations	(1,579)	(952)	(215)	(416)
Net loss attributable to SES stockholders	(4,582)	(3,926)	(2,975)	(11,589)
Net loss per share (Basic and diluted):
From continuing operations	$(0.03)	$(0.03)	$(0.03)	$(0.14)
From discontinued operations	(0.02)	(0.02)	(0.00)	(0.00)
Net loss attributable to SES stockholders	$(0.05)	$(0.05)	$(0.03)	$(0.14)

Note 16 — Subsequent Events

As previously discussed in Note 4, in August 2017, a restructuring of the Tianwo-SES Joint Venture was completed (“Restructuring Agreement”). In this restructuring, an additional party will be added to the JV Contract, upon receipt of final governmental approvals, The Innovative Coal Chemical Design Institute (“ICCDI”) will become a 25% owner of Tianwo-SES, we will decrease our ownership to 25% and STT will decrease its ownership to 50%. We received 11.15 million RMB (approximately $1.7 million) from ICCDI as a result of this restructuring. ICCDI, which was previously owned by STT, engineered and constructed all three projects for the Aluminum Corporation of China. The inclusion of ICCDI as an owner, will enhance the joint venture’s bidding ability, and we believe the joint venture will now focus on securing larger coal to chemical projects as well as continue to pursue projects in the industrial fuels segment. The agreed change in share ownership is expected to be completed over the next two to three months and involves a reduction in the registered capital of the joint venture to be completed with the local governmental authorities and the final transfer of shares. In addition to the ownership changes described above, Tianwo-SES will now be managed by a board of directors (the “Board”) consisting of eight directors, four appointed by STT, two appointed by ICCDI and two appointed by us. Certain acts as described in the JV Contract require the unanimous approval of the Board. If the Board becomes deadlocked on any issue, it will be resolved through binding arbitration in Shanghai. We, ICCDI and STT have the right to appoint a supervisor, which will supervise the management of Tianwo-SES, including through (i) inspecting accounting records, vouchers, books and statements of Tianwo-SES; (ii) supervising the actions of directors and management; and (iii) attending meetings of the Board to raise questions or suggestions regarding matters to be resolved by the Board. The general manager, which will serve as the principal executive of Tianwo-SES, will now be appointed by ICCDI. Certain other members of management will now be appointed by both us and STT. In conjunction with the joint venture restructuring, the we received 1.2 million RMB (approximately $180,000) related to outstanding invoices for services we had provided to the Tianwo-SES Joint Venture.

As discussed previously in Note 4, in August 2017, we elected to make additional contributions of $0.47 million to maintain our 39% ownership interest in AFE.

On October 24, 2017, we entered into a securities purchase agreement (the “Purchase Agreement”) with certain accredited investors (the “Purchasers”) for the purchase of $8,000,000 in principal amount of 11% senior secured debentures (the “Debentures”) with a term of 5 years including an adjustment to the interest rate to 18% per annum in the event the Company defaults on an interest payment and requires that 100% of all dividends received from BFR shall be used to pay down the principal amounts of outstanding debentures and warrants to purchase 8,000,000 shares of Common Stock. The Purchase Agreement and the Debentures contain certain customary representations, warranties and covenants. There are no financial metric covenants related to the Debentures.  The transaction was approved by a special committee of our board of directors due to the fact that certain board members were Purchasers.

The net offering proceeds to the Company from the sale of the Debentures and warrants, after deducting the placement agent’s fee and associated costs and expenses, was approximately $7.4 million, not including the proceeds, if any, from the exercise of the warrants issued in this offering . As compensation for its services, we paid T .R. Winston & Company, LLC (the “Placement Agent”): (i) a cash fee of $0.56 million (representing an aggregate fee equal to 7% of the face amount of the Debentures); and (ii) a warrant to purchase 560,000 shares of common stock, 7% of the shares issued to the Purchasers (the “Placement Agent Warrant”). We have also agreed to reimburse certain expenses of the Placement Agent.

The warrants and the Placement Agent Warrants will be exercisable into shares of the Company’s common stock at any time from and after the closing date at an exercise price of $0.50 per common share (subject to adjustment). The warrants and the Placement Agent Warrants will terminate five years after they become exercisable. The warrants and the Placement Agent Warrants contain provisions providing for the adjustment of the purchase price and number of shares into which the securities are exercisable in the certain events described there.

The Debentures are guaranteed by the U.S. subsidiaries of the Company pursuant to a Subsidiary Guarantee, in favor of the holders of the Debentures by the subsidiary guarantors, party thereto, as well as any future subsidiaries which the Company forms or acquires. In addition, the Company has agreed to use commercially reasonable efforts to cause Synthesis Energy Systems, Inc., a British Virgin Islands corporation and an indirect subsidiary of the Company, to become a guarantor within six months of the closing date. The Debentures are secured by a lien on substantially all of the assets of the Company and the subsidiary guarantors, other than their equity ownership interest in the Company’s foreign subsidiaries, pursuant to the terms of the Purchase Agreement among the Company, the subsidiary guarantors and the holders of the Debentures.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Corporate Controller, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Corporate Controller, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, the Chief Executive Officer and Corporate Controller concluded that, as a result of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Corporate Controller, of the effectiveness of our internal control over financial reporting. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2017. Because of its inherent limitations, internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collision or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with established policies or procedures may deteriorate.

Our management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) to perform its assessment. Based on this assessment, our management, including our Chief Executive Officer and our Corporate Controller, concluded, that as of June 30, 2017, our internal control over financial reporting was not effective, as a result of the material weakness described below.

Internal control over the valuation of cost method investments- We did not maintain effective internal controls over financial reporting. A material weakness was identified relating to the  impairment evaluation of our cost method investments. Specifically, we did not effectively operate controls over management’s review of the impairment assessment, including its review of certain elements related to the valuation of our cost based investments. This material weakness resulted in errors that, if not corrected, would have resulted in a material misstatement of the amount of our impairment of our cost method investment.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the year ended June 30, 2017 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended June 30, 2017.

Item 11. Executive Compensation

The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended June 30, 2017.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended June 30, 2017.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended June 30, 2017.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended June 30, 2017.

Item 15. Exhibits and Financial Statement Schedules

1.	Financial Statements. Reference is made to the Index to Consolidated Financial Statements at Item 7 of this Annual Report on Form 10-K.

2.	Financial Statement Schedules. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes to the financial statements.

3.	Exhibits.

Number	Description of Exhibits
3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on January 31, 2007).
3.2	Certificate of Amendment to the Certificate of Incorporation of the Company dated effective December 16, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 17, 2009).
3.3	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on March 30, 2007).
3.4	Certificate of Amendment to the Company’s Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 1, 2015).
4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on January 31, 2007).
4.2	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 25, 2014).
10.1	Cooperative Joint Venture Contract of SES (Zao Zhuang) New Gas Company Ltd. between Shandong Hai Hua Coal & Chemical Company Ltd. and Synthesis Energy Systems Investments, Inc. dated July 6, 2006 — English translation from original Chinese document (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on January 31, 2007).
10.2	Amendment to Cooperative Joint Venture Contract of SES (Zao Zhuang) New Gas Company Ltd. between Shandong Hai Hua Coal & Chemical Company Ltd. and Synthesis Energy Systems Investments, Inc. dated November 8, 2006 — English translation from original Chinese document (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on January 31, 2007).
10.3+	Consulting Agreement between the Company and Lorenzo Lamadrid dated May 30, 2006 (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on January 31, 2007).
10.4+	Amended and Restated 2005 Incentive Plan (incorporated by reference to Exhibit 10.13 to Amendment No. 3 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on May 1, 2007).
10.5	Fixed Assets Loan Contract between Synthesis Energy Systems (Zao Zhuang) New Gas Company Ltd. and Industrial and Commercial Bank of China dated March 27, 2007 — English translation from original Chinese document (incorporated by reference to Exhibit 10.16 to Amendment No. 2 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on March 30, 2007).
10.6	Second Amendment to Cooperative Joint Venture Contract of SES (Zao Zhuang) New Gas Company Ltd., between Shandong Hai Hua Coal & Chemical Company Ltd. and Synthesis Energy Systems Investments, Inc., dated February 12, 2007 — English translation from original Chinese document (incorporated by reference to Exhibit 10.6 to Amendment No. 3 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on May 1, 2007).
10.7	Co-Operative Joint Venture Contract of SES — GCL (Inner Mongolia) Coal Chemical Co., Ltd. between Inner Mongolia Golden Concord (Xilinhot) Energy Investment Co., Ltd. and Synthesis Energy Systems Investments, Inc. dated May 25, 2007 — English translation from original Chinese document (incorporated by reference to Exhibit 10.21 to Amendment No. 5 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on June 6, 2007).
10.8	Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2007).
10.9	Lease Agreement between Synthesis Energy Systems, Inc. and AVPF Riverway Ltd. dated January 14, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 31, 2008).
10.10+	First Amendment to the Amended and Restated 2005 Incentive Plan (incorporated by reference to Annex B to the Company’s Proxy Statement on Schedule 14A filed on November 15, 2007).
10.11	Form of Non-Statutory Stock Option Agreement (incorporated by reference herein to Exhibit 10.8 to the Company’s Current Report on Form 8-K dated April 2, 2009).
10.12	Form of Equity Joint Venture Contract between Yima Coal Industry (Group) Co., Ltd. and Synthesis Energy Investment Holdings, Inc. dated August 27, 2009 — English translation from original Chinese document. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 2, 2009).

10.13**	Amended and Restated License Agreement by and between the Company and the Gas Technology Institute dated November 5, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 12, 2009).
10.14+	Letter Agreement between the Company and Lorenzo Lamadrid dated August 15, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 17, 2010).
10.15+	Consulting Agreement between the Company and Robert Rigdon dated effective February 15, 2016 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 11, 2016).
10.16+	Amended and Restated Employment Agreement between the Company and DeLome Fair dated effective February 15, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 11, 2016).
10.17	Share Purchase Agreement dated June 18, 2012 among Synthesis Energy Systems, Inc. and Hongye International Investment Group Co., Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 19, 2012).
10.18	Share Purchase Agreement dated June 18, 2012 among Synthesis Energy Systems, Inc. and Shanghai Zhongmo Investment Management Co., Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 19, 2012).
10.19	Second Amendment to the Amended and Restated 2005 Incentive Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed on October 26, 2012).
10.20**	Cooperation Agreement among SES (Zao Zhuang) New Gas Co., Ltd., Shandong Weijiao Group Xuecheng Energy Co., Ltd. and Shandong Xuejiao Chemical Co., Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 26, 2013).
10.21	Loan Agreement between Synthesis Energy Systems (Zao Zhuang) New Gas Co., Ltd and Zao Zhuang Bank dated September 10, 2013 — English translation from original Chinese document (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2013).
10.22	Management Consulting Agreement between the Company and Market Development Consulting Group, Inc. dated November 1, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 5, 2013).
10.23	Joint Venture Contract between Zhangjiagang Chemical Machinery Co., Ltd. and SES Asia Technologies, Ltd., dated February 14, 2014 – English translation from Chinese document (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 14, 2014). **
10.24	Technology Usage and Contribution Agreement among SES-ZCM Clean Energy Technologies Limited, Zhangjiagang Chemical Machinery Co., Ltd. and SES Asia Technologies, Ltd., dated February 14, 2014 – English translation from Chinese document (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 14, 2014). **
10.25	Credit Agreement between Zaozhuang Bank and Synthesis Energy Systems (Zaozhuang) New Gas Co., Ltd. dated October 2, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2014).
10.26	Working Capital Loan Contract between Zaozhuang Bank and Synthesis Energy Systems (Zaozhuang) New Gas Co., Ltd. dated October 2, 2014 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2014).
10.27+	Form of Restricted Stock Incentive Agreement for Employees (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2014).
10.28+	Form of Restricted Stock Incentive Agreement for Directors (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2014).
10.29	Non-statutory Stock Option Agreement dated March 9, 2015 between Robert Rigdon and the Company (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2015).
10.30	Share Purchase and Investment Agreement between SES BVI and Rui Feng Enterprises Limited dated June 14, 2015 (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2015).
10.31	Operation and Management Agreement between ZZ Joint Venture and Shandong Saikong Automatic Equipment Company Ltd. dated June 13, 2015 (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2015).
10.32	Working Capital Loan Contract between Zaozhuang Bank and Synthesis Energy Systems (Zaozhuang) New Gas Co., Ltd. dated September 22, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 28, 2015).
10.33	Loan Extension Agreement among Zaozhuang Bank Co., Ltd., Synthesis Energy Systems (ZaoZhuang) New Gas Company, Ltd., Shandong Weijiao Group Xuecheng Energy Co., Ltd. and Synthesis Energy Systems (ZaoZhuang) New Gas Company, Ltd. dated September 22, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 28, 2015).
10.34	Credit Agreement between Zaozhuang Bank and Synthesis Energy Systems (Zaozhuang) New Gas Co., Ltd. dated November 13, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 17, 2015).
10.35+	2015 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Schedule 8-K filed on November 20, 2015).

10.36+	Form of Non-Qualified Stock Option Agreement under 2015 Long Term Incentive Plan (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8, File No. 208146, filed with the Commission on November 20, 2015).
10.37+	Form of Restricted Stock Award Agreement under 2015 Long Term Incentive Plan (incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8, File No. 208146, filed with the Commission on November 20, 2015).
10.38	At The Market Offering Agreement dated May 13, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 13, 2016).
10.39	Share Purchase and Investment Agreement between Synthesis Energy Systems Investments, Inc. and Shandong Weijiao Group Xuecheng Energy Co., Ltd., dated August 15, 2016 – English translation from Chinese document (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 19, 2016).
10.40+	Amendment to Consulting Agreement between the Company and Robert Rigdon dated October 2, 2016 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 5, 2016).
10.41+	Amendment to Employment Letter between the Company and Scott Davis dated October 14, 2016 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 19, 2016).
10.42+	Consulting Agreement between the Company and Roger Ondreko dated October 14, 2016 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 19, 2016).
10.43+	Employment Letter between the Company and Chris Raczkowski dated December 16, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 20, 2016).
10.44+	Amendment to Consulting Agreement between the Company and Robert Rigdon dated February 15, 2017 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 22, 2017).
10.45+	Amendment to Employment Letter between the Company and Chris Raczkowski dated June 30, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 6, 2017).
10.46	Restructuring Agreement dated August 18, 2017 among SES Asia Technologies Limited, Suzhou THVOW Technology Co., Ltd., and Innovative Coal Chemical Design Institute – English translation from Chinese document (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 24, 2017).
10.47	Share Transfer Agreement dated August 18, 2017 between SES Asia Technologies Limited and Innovative Coal Chemical Design Institute – English translation from Chinese document (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 24, 2017).
10.48	Joint Venture Contract among Suzhou THVOW Technology Co., Ltd., Innovative Coal Chemical Design Institute and SES Asia Technologies, Ltd., dated August 18, 2017 – English translation from Chinese document (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 24, 2017). **
10.49	Technology Usage and Contribution Agreement among Jiangsu Tianwo-SES Clean Energy Technologies Co., Ltd., Suzhou THVOW Technology Co., Ltd., Innovative Coal Chemical Design Institute and SES Asia Technologies, Ltd., dated August 18, 2017 – English translation from Chinese document (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 24, 2017). **
21.1*	Subsidiaries of the Company.
23.1*	Consent of BDO USA, LLP.
31.1*	Certification of Principal Executive Officer and Principal Financial Officer of Synthesis Energy Systems, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer of Synthesis Energy Systems, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.
101.INS	XBRL Instance Document.***
101.SCH	XBRL Taxonomy Extension Schema Document.***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.***
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.***

109

_____________________________________________________________________________________________

*	Filed herewith.
**	Portions of this exhibit have been omitted pursuant to a request for confidential treatment accepted by the Securities and Exchange Commission and this exhibit has been filed separately with the Securities and Exchange Commission in connection with such request.
***	In accordance with Rule 406T of Regulation S-T, the XBRL information in Exhibit 101 to this annual report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNTHESIS ENERGY SYSTEMS, INC.

Date: October 25, 2017	By:	/s/ DeLome Fair
DeLome Fair, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity In Which Signed	Date

/s/ DeLome Fair	President and Chief Executive Officer and Director
DeLome Fair	(Principal Executive Officer and Principal Financial Officer)	October 25, 2017

/s/David Hiscocks	Corporate Controller
David Hiscocks	(Principal Accounting Officer)	October 25, 2017

/s/ Lorenzo Lamadrid
Lorenzo Lamadrid	Director	October 25, 2017

/s/ Robert Rigdon
Robert Rigdon	Director	October 25, 2017

/s/ Denis Slavich
Denis Slavich	Director	October 25, 2017

/s/ Harry Rubin
Harry Rubin	Director	October 25, 2017

/s/ Ziwang Xu
Ziwang Xu	Director	October 25, 2017

/s/ Charles M. Brown
Charles M. Brown	Director	October 25, 2017

