Form 10-K/A
period 2017-06-30
SYNTHESIS ENERGY SYSTEMS INC
filed 2017-10-30
CIK 1375063

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
Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐     No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the most recently completed first fiscal quarter, September 30, 2017, was approximately $39.4 million.

As of October 24, 2017, there were 87,542,390 shares of the registrant’s common stock outstanding, par value $.01 per share.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended June 30, 2017, originally filed with the Securities and Exchange Commission on October 25, 2017 (the “Original Filing”). We are filing this Amendment to include the information required by Part III, Items 10, 11, 12, 13 and 14, which were not included in the Original Filing in reliance on Instruction G(3) to Form 10-K. We have also deleted the reference to an amendment to the Original Filing on the cover page under “Documents Incorporated By Reference.” In accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, Item 15 of Part IV of the Original Filing is hereby amended and restated in its entirety.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors, Executive Officers and Significant Employees

The following table sets forth information concerning our directors, executive officers and significant employees as of June 30, 2017:

Name	Age	Position
Lorenzo Lamadrid (1) (2)	66	Chairman of the Board
Robert Rigdon	58	Vice Chairman of the Board
Denis Slavich (1) (2) (3)	77	Director
Harry Rubin (1) (2) (3)	64	Director
Ziwang Xu (3)	60	Director
Brown, Charles (2) (3)	58	Director
DeLome Fair	54	President, Chief Executive Officer and Director
David Hiscocks	53	Corporate Controller and Corporate Secretary
Chris Raczkowski	47	President - Asia
Francis Lau	70	Senior Vice President and Chief Technology Officer
Wade Taber	42	Vice President of Engineering

(1)	Member of the Compensation Committee of the Board (the “Compensation Committee”).
(2)	Member of the Nominating and Corporate Governance Committee.
(3)	Member of the Audit Committee.

Directors

Lorenzo Lamadrid. Mr. Lamadrid has been the Chairman of the Board since April 2005. Since 2001, Mr. Lamadrid has been the Managing Director of Globe Development Group, LLC, a firm that specializes in the development of large scale energy, power generation, transportation and infrastructure projects in China and provides business advisory services and investments with a particular focus on China. Mr. Lamadrid was also a director of Flow International Corporation from 2006 until 2014. Mr. Lamadrid was a member of the International Advisory Board of Sirocco Aerospace, an international aircraft manufacturer and marketer, from mid-2001 until 2015. He previously served as President and Chief Executive Officer of Arthur D. Little, a management and consulting company, from 1999 to 2001, as President of Western Resources International, Inc. from 1996 through 1999 and as Managing Director of The Wing Group from 1993 through 1999. The Wing Group was a leading international electric power project-development company that was sold to Western Resources in 1999. Prior to that, he was with General Electric from 1984 to 1993 serving as corporate officer, Vice President and General Manager at GE Aerospace for Marketing and International Operations, and as General Manager of Strategic Planning and Business Development of GE’s International Sector. Prior to joining GE, Mr. Lamadrid was a senior Manager at the Boston Consulting Group where he worked from 1975 to 1984. Mr. Lamadrid’s experience in business development and management is a key attribute for us, and his background in overseas markets has provided him with valuable insights into our international focus.

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

Charles Brown. Mr. Brown has served as a director since July 2014. Since October 2014, he has served as President and Chief Executive Officer, and a member of the board of directors, of Specified Air Solutions. Mr. Brown served as President and Chief Executive Officer of Flow International, Inc., and as a member of its board of directors, from July 2007 through January 2014, when Flow International was merged with and into Waterjet Holdings, Inc. Previously, Mr. Brown was the President and Chief Operating Officer of the Pump, Pool and Spa Divisions at Pentair, Inc. from April 2005 through October 2006. From August 2003 to February 2005, Mr. Brown was the President and Chief Operating Officer of the Pentair Tools Group (which was acquired by Black & Decker Corporation in 2004). Prior to that, Mr. Brown was the President/General Manager of Aqua Glass Corporation, a Masco Corporation company, from 1996 to August 2003. Mr. Brown brings a broad business and management experience to our Board.

Education: He holds a B.A. from Cornell University in Economics and Government and an M.B.A. from J.L. Kellogg Graduate School of Management at Northwestern University.

Directorships in the past five years: Specified Air Solutions (October 2014 to present), Flow International (2007-2014) and Waterjet Holdings, Inc. (January 2014 to August 2015).

DeLome Fair. Ms. Fair is our President and Chief Executive Officer, a position she has held since February 2016. She has also served as a director since such date. Ms. Fair joined our executive team in December 2014, as Senior Vice President, Gasification Technology, and in March 2015 was additionally named President of SES Technologies, LLC. Ms. Fair has over 25 years of experience in gasification which spans leadership positions with GE Energy and Chevron/Texaco. Prior to joining us, Ms. Fair led GE Energy’s global team of 135 engineers in the U.S., India and China, as General Manager, Gasification & Process Systems Technology. In that post, she was responsible for engineering to GE’s global gasification business, including business development support, execution of customer orders, new product development, services, and project management. Previously, Ms. Fair’s expertise in gasification and IGCC technology led to her appointment as GE’s Chief Consulting Engineer for gasification. Her career has also included serving as Product Line Leader, Licensing Manager, and Technology Manager for gasification in both GE and Chevron/Texaco.

Education: Ms. Fair received her M.S. and B.S. in Chemical Engineering from the University of Kansas.

Directorships in the past five years: None except for our board.

Executive Officers and Significant Employees

David Hiscocks. Mr. Hiscocks joined us in May 2017 as Corporate Controller and Corporate Secretary. Prior to joining us, he most recently served as Regional Controller-Eastern Hemisphere and Senior Manager of Finance & Administration-New Markets at Noble Corporation, a worldwide offshore drilling contractor. Prior to Noble, Mr. Hiscocks served in various accounting positions from 1993 to 2012 with Transocean, Inc., a worldwide drilling contractor, and its prior merged companies of GlobalSantaFe Corp. and Santa Fe International Corp. During his tenure there, Mr. Hiscocks served as Country Controller based in Malaysia, Vietnam, Canada, Angola and the various accounting positions in the corporate offices in Dallas and Houston, Texas. Mr. Hiscocks holds a B.A. in Accounting from the University of Northern Iowa. He is a certified public accountant in the State of Texas.

Chris Raczkowski. Mr. Raczkowski joined us in December 2016 as President – Asia. Mr. Raczkowski has 25 years of professional experience within both large multinational corporations and start-up companies in the U.S., China, Southeast Asia and Europe. Mr. Raczkowski’s responsibilities have included research and development in the energy sector, manufacturing process, quality, reliability and operations management, and trans-national energy project development and execution in the United States, Europe and Asia. He has managed investment, deployment, commercialization and operations of multiple clean energy technologies in China and Southeast Asia. During the last fifteen years, he has held a variety of executive leadership positions, while based in China, for a broad range of clean energy technologies and projects, including most recently serving as the Chief Executive Officer of Azure International, an advisory firm assisting clients with developing markets and opportunities in China, from 2003 through December 2016. Mr. Raczkowski holds B.S. and M.S. degrees in materials and mechanical engineering from Harvey Mudd College in the United States, and an MBA from TiasNIMBAS Business School in the Netherlands.

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

Wade Taber. Mr. Taber is Vice President of Engineering, and joined us in January 2016 and is responsible for all of our Engineering, Equipment Sourcing and Operations Support for the Company. From 2007 to 2015, Mr. Taber served as Senior Engineering Manager – Components/Technology Innovation for General Electric, where his accomplishments included more than a dozen patented and trade secret innovations in gasification technology. Mr. Taber received GE’s Corporate Engineering Award for his development and commercialization of GE’s Advanced Chromia Refractory, which doubled refractory life for solid feedstock gasification. His previous positions include Senior Application Engineer – Energy Systems/Gasification with Saint-Gobain Ceramics from 1998 to 2007, where he helped to grow Saint-Gobain’s refractories business by over $5 million in a three-year period. Mr. Taber holds a B.S. degree in Ceramic Engineering/Materials Science from the University of Illinois, and has completed several advanced leadership programs at The Browne Centre - University of New Hampshire.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 5% of our equity securities, to file initial reports of ownership and reports of changes in ownership of our common stock with the SEC and to furnish us a copy of each filed report.

To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended June 30, 2017, our officers, directors and greater than 10% beneficial owners timely filed all required Section 16(a) reports.

Material Changes in Director Nominations Process

There have not been any material changes to the procedures by which shareholders may recommend nominees to our Board.

Audit Committee

During the year ended June 30, 2017, the members of the Audit Committee were Ziwang Xu, Harry Rubin, Charles Brown and Denis Slavich who serves as Chairman. The Board has determined that Denis Slavich is an audit committee financial expert under Item 407(d) of Regulation S-K of the SEC. All of the members of the Audit Committee were and are independent within the meaning of Rule 5605 of the NASDAQ Listing Rules. The Audit Committee operates under a written charter adopted by the Board which is available under “Corporate Governance” at the “Investor Center” section of our website at www.synthesisenergy.com. The Audit Committee met eight times during the year ended June 30, 2017.

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

Corporate Governance

The charters for our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee and our Code of Business and Ethical Conduct are available under “Corporate Governance” at the “Investor Center” section of our website at www.synthesisenergy.com. Copies of these documents are also available in print form at no charge by sending a request to David Hiscocks, our Corporate Controller and Corporate Secretary, Synthesis Energy Systems, Inc., Three Riverway, Suite 300, Houston, Texas 77056, telephone (713) 579-0600.

Item 11. Executive Compensation.

Summary Compensation Table

The following table provides information concerning compensation paid or accrued during the fiscal years ended June 30, 2017, 2016 and 2015 to each person who served as our principal executive officer during the year ended June 30, 2017, and our principal financial officer, to whom we sometimes refer together as our “named executive officers.”

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards (1)		Non-Equity Incentive Plan Compensation	All Other Compensation	Total

DeLome Fair	2017	$333,333	$30,750	$—	$57,500	(3)	$—	$—	$421,583
President and CEO (2)	2016	$268,750	$20,000	$—	$127,883		$—	$—	$416,633
	2015	$107,603	$50,000	$—	$127,153		$—	$—	$284,756

David Hiscocks Corporate Controller(4)	2017	$21,635	$—	$—	$23,589		$—	$—	$45,224
	2016	$—	$—	$—	$—		$—	$—	$—
	2015	$—	$—	$—	$—		$—	$—	$—

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards (1)		Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Chris Raczkowski President – Asia	2017	$54,667	$—	$—	$242,558	(5)	$—	$—	$297,225
	2016	$—	$—	$—	$—		$—	$—	$—
	2015	$—	$—	$—	$—		$—	$—	$—

Scott Davis Former Chief Accounting Officer (6)	2017	$171,554	$—	$—	$—		$—	$—	$171,554
	2016	$—	$—	$—	$—		$—	$—	$—
	2015	$—	$—	$—	$—		$—	$—	$—

________________

(1)	The amounts in the “Option Awards” column reflect the aggregate grant date fair value of awards pursuant to our 2015 Long Term Incentive Plan (the “2015 Plan”) and Amended and Restated 2005 Incentive Plan, as amended (the “2005 Plan”), for the fiscal years ended June 30, 2017, 2016 and 2015, in accordance with ASC 718. Assumptions used in the calculation of these amounts are included in “Note 13—Equity” to our audited financial statements for the fiscal year ended June 30, 2017 included in our Annual Report on Form 10-K for the year ended June 30, 2017. However, as required, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.

(2)	In March 2015, Ms. Fair was named President of SES Technologies, LLC, one of our wholly owned subsidiaries. In February 2016, Ms. Fair was named our President and Chief Executive Officer.

(3)	In May 2017, Ms. Fair received an option award in lieu of $50,000 of base salary earned for the period May 1 through October 31, 2017.

(4)	David Hiscocks was named Corporate Controller, Chief Accounting Officer and Corporate Secretary on May 9, 2017.

(5)	Chris Raczkowski received a signing option award of $168,000 in connection with his employment letter on December 16, 2016. In May 2017, he received an option award in lieu of $64,833 of base salary earned for the period May 1 through October 31, 2017.

(6)	Scott Davis resigned from the Company effective May 22, 2017.

Compensation Summary

Compensation Philosophy and Objectives

Our philosophy in establishing executive compensation policies and practices is to align each element of compensation with our short-term and long-term strategic objectives, while providing competitive compensation that enables us to attract and retain top-quality executive talent

The primary objectives of our compensation policies and practices for our named executive officers for the fiscal years ended June 30, 2017 and June 30, 2016 are to:

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

Compensation Program

Based on and consistent with the philosophy and objectives stated above, our current executive compensation program and its historical programs and practices consist of the following elements:

•                   Base salary;

•                   Cash incentive awards;

•                   Long-term equity incentive awards;

•                   Post-employment benefits; and

•                   Benefits and perquisites.

We have chosen these elements to remain competitive in attracting and retaining executive talent and to provide strong incentives for consistent high performance with current and potential financial rewards. The compensation packages of the named executive officers are intended to be evenly balanced among the various elements. The goal of this policy was and continues to be to attract and retain the executives to ensure our long-term success. We also provide employee benefits such as health, dental and life insurance pursuant to plans that are generally available to our employees. We think our mix of compensation instills in our executives the importance of achieving our short-term and long-term business goals and objectives and thereby increasing stockholder value.

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

Additional details regarding each element of our executive compensation program are as follows:

Base Salaries. The base salary range for the named executive officers was established by the Compensation Committee. Base salary is viewed as a less significant element of compensation than long-term equity, so the levels are less than those of peer companies. The Compensation Committee approves all increases in base salary for our named executive officers in advance. The Compensation Committee reviews salaries of executive officers at periodic intervals and awards increases, if appropriate. In assessing the amount and timing of salary adjustments, if any, the Compensation Committee considers changes in functions and responsibilities, if any, competitive salaries and peer comparisons, and relative employment positions. The Compensation Committee may also consider elements of individual performance in future salary adjustments, but to this point, has not done so. Base salaries for all named executive officers for the fiscal years ended June 30, 2015, 2016 and 2017, as applicable, are shown in the “Salary” column of the Summary Compensation Table above.

Cash Incentive Compensation. The named executive officers are each eligible for consideration for cash incentive compensation awards under the terms of their employment agreements as described under “—Employment Agreements” below, within the discretion of the Compensation Committee, which is common among the peer group noted above. The awards are intended to link cash incentive compensation to achievement of our short-term business objectives and stockholders’ interests as a whole and would be based on objective performance measures, thresholds and goals. In March 2017, Ms. Fair received a performance based bonus of $30,750. No performance based bonuses were paid during fiscal years 2016 or 2015 were paid to named executive officers.

Long-Term Equity Incentive Compensation. The Compensation Committee provides stock or equity incentives and rewards to executive officers in order to link the executive’s long-term interests to those of our stockholders and to encourage stock ownership by executives as a means of aligning the executives’ long-term interests with those of our stockholders. The analysis of awards by the Compensation Committee is based upon an overall review of the performance of us and our management and the Compensation Committee’s assessment of the appropriate level of long-term equity incentive compensation. The Compensation Committee does not follow a specific process or necessarily consider objective or the same factors when making its overall review of our performance.

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

Employment Agreements

On February 15, 2016, we entered into an Amended and Restated Employment Agreement with Ms. Fair, which replaced her employment agreement dated December 8, 2015. She is entitled to receive an annual base salary of up to $350,000 and a bonus targeted to $150,000 payable within two and a half months after a given year based on achievement of certain annual performance goals and objectives approved by the Compensation Committee. As part of the agreement Ms. Fair received stock options to acquire 300,000 shares of our common stock vesting over four years in 25% increments on each anniversary date of the agreement. Ms. Fair is also eligible to receive additional share based compensation awards at the sole discretion of the Compensation Committee. The employment agreement prohibits Ms. Fair from competing with us during her employment and for a period of twenty-four months thereafter and is also prohibited from soliciting our employees for a period of twenty-four months after the termination of her employment. Ms. Fair is also subject to confidentiality and non-disparagement obligations. Payments under the agreement to Ms. Fair in connection with her termination or a change of control are described below under “–Potential Payments Upon Termination or Change of Control.”

Effective May 9, 2017, we entered into an employment letter with David Hiscocks our newly hired Corporate Controller and Corporate Secretary. Mr. Hiscocks’ employment is at-will and is terminable by either us or Mr. Hiscocks at any time with or without advanced notice. Mr. Hiscocks is entitled to receive annual base compensation of $150,000. Mr. Hiscocks is also eligible for discretionary bonuses from time to time in the Company’s sole discretion and based on achievement of individual and Company objectives. Mr. Hiscocks’ base compensation is subject to increase in the discretion of the Compensation Committee. The letter prohibits Mr. Hiscocks from competing with us during his employment and for a period of six months thereafter and is also prohibited from soliciting our employees for a period of six months after termination of his employment. Mr. Hiscocks received a grant of nonstatutory stock options to acquire shares of the Company’s common stock with an aggregate value of $30,000 under the Plan, vesting as to 25% on each anniversary of the date of the agreement. Mr. Hiscocks is also eligible to receive additional share based compensation awards at the sole discretion of the Compensation Committee.

Effective January 3, 2017, we entered into an employment letter with Chris Raczkowski as our newly hired President – Asia. Under the employment letter, he is entitled to receive an annual base salary of $139,000. Based on Mr. Raczkowski’s performance, the employment letter contemplates the base salary can be increased to $200,000 after six months and $287,000 after twelve months. In June 2017, his annual base salary was increased to $200,000. Upon signing the employment letter, Mr. Raczkowski received a $20,000 signing bonus. He is also entitled to a performance bonus in the discretion of the Compensation Committee of the Board. Mr. Raczkowski’s salary is subject to increase in the discretion of the Board. In connection with his appointment, Mr. Raczkowski also received an award of an equivalent of $168,000 in options to acquire shares of the Company’s common stock vesting in four equal quarterly installments with the first vesting occurring on March 31, 2017. The letter also includes non-competition, non-solicitation and confidentiality covenants on Mr. Raczkowski. Mr. Raczkowski is also eligible for certain severance rights if he remains employed on January 3, 2018.

Effective October 14, 2016, we entered into an amended employment letter with Scott Davis as our newly appointed Chief Accounting Officer, Corporate Secretary, and Principal Financial Officer. Mr. Davis has previously served the Company as our Corporate Controller since May 2016. Mr. Davis’ amended employment letter entitled him to receive an annual base salary of $200,000 and performance bonus at the discretion of the Compensation Committee. In connection with his appointment, Mr. Davis also received a grant of restricted stock to acquire 47,619 shares of our common stock vesting in four equal annual installments with the first vesting occurring on the first anniversary of the date of the appointment. The amended letter also included non-competition, non-solicitation and confidentially covenants on Mr. Davis. Mr. Davis announced his resignation from the Company effective May 22, 2017.

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

Upon a voluntary termination without good reason, termination for cause, death or disability, Ms. Fair would not be entitled to receive benefits from us except that in the case of the death or disability of any of Ms. Fair, all unvested options shall automatically vest as of the termination date.

The following tables further describe the potential payments upon termination or a change in control for Ms. Fair. Because (i) Mr. Davis resigned effective May 22, 2017, (ii) Mr. Hiscocks’ employment letter does not include provisions for payments in connection with a termination or change of control, and (iii) the severance provisions in Mr. Raczkowski’s employment letter are not triggered until January 3, 2018, we do not present information on potential payments any of them.

DeLome Fair

Chief Executive Officer and President

Executive Benefits and Payments Upon Termination (1)	Voluntary Termination ($)	Voluntary Termination for Good Reason ($)	For Cause Termination ($)	Involuntary Not for Cause Termination ($)	Death or Disability ($)	After a Change in Control (2) ($)
Compensation
Severance (3)	$—	$350,000	$—	$350,000	$—	$350,000
Performance bonus	—	—	—	—	—	—
Stock Options (Unvested and Accelerated) (4)	—	—	—	—	—	—

Benefits and Perquisites
Health and Welfare Benefits Continuation (5)	—	26,482	—	26,482	—	26,482
Tax Gross-up	—	—	—	—	—	—
Total	$—	$376,482	—	$376,482	—	$376,482

________________

(1)	For purposes of this analysis, we assumed that the effective date of termination is June 30, 2017 and that the executive’s compensation is as follows: Ms Fair’s base salary is equal to $350,000. We have also assumed no performance bonus for Ms. Fair due to the fact that the payment of such bonus is solely within the discretion of the Compensation Committee and that there were no non-contractual performance bonuses paid during fiscal year 2017.

(2)	“After a Change in Control” means a termination for any reason (other than by us for cause) within 60 days of a change in control.

(3)	Under “Voluntary Termination for Good Reason,” “Involuntary Not for Cause Termination” and “After a Change in Control,” severance under Ms. Fair’s agreement is one year of base salary as in effect at the time of termination unless sooner hired by another employer.

(4)	Pursuant to the terms of Ms. Fair’s employment agreement, under “Voluntary Termination for Good Reason,” “Involuntary Not for Cause Termination” or “After a Change in Control”, the vesting of all outstanding stock options will be accelerated and all stock options shall be 100% vested on the date of termination of employment or on the effective date of the “change in control,” as applicable.

(7)	Health and Welfare Benefits Continuation is calculated as 12 months of reimbursement of COBRA premiums under “Involuntary Not for Cause Termination,” “Voluntary Termination for Good Reason” and “After a Change in Control.” Such benefits payable will cease prior to the end of 12 months if the executive is eligible to participate in the health insurance plan of another employer, provided that such benefits are substantially similar to what was received from us.

Outstanding Equity Awards for Year Ended June 30, 2017

The following table shows the number of shares covered by exercisable and unexercisable options held by our named executive officers on June 30, 2017. Each of the awards in the table was made under the 2015 Plan and 2005 Plan.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)		(g)	(h)	(i)	(j)
DeLome Fair	100,000	100,000	—	0.92	01/06/25	(1)	—	—	—	—
	6,250	18,750	—	0.76	03/09/25	(2)	—	—	—	—
	75,000	225,000	—	0.68	02/15/26	(3)	—	—	—	—
	104,755	—	—	0.82	05/01/27	(4)	—	—	—	—

David Hiscocks	—	44,776	—	0.95	05/09/27	(5)	—	—	—	—
Chris Raczkowski	—	282,971	—	0.89	12/16/26	(6)	—	—	—	—
	135,832	135,832	—	0.82	05/01/27	(7)	—	—	—	—

________________

(1)	On January 6, 2015, Ms. Fair received an option exercisable for 200,000 shares of common stock at an exercise price of $0.92. The option vests in four equal installments, with the first installment vesting on the date of grant and then vesting yearly thereafter on each January 6, 2016, 2017, and 2018.

(2)	On March 9, 2015, Ms. Fair received an option exercisable for 25,000 shares of common stock at an exercise price of $0.76. The option vests in four equal installments on each March 9, 2016, 2017, 2018, and 2019.

(3)	On February 15, 2016, Ms. Fair received an option exercisable for 300,000 shares of common stock at an exercise price of $0.68. The option vests in four equal installments, with the first installment vesting on the date of grant and then vesting yearly thereafter on each February 15, 2017, 2018, and 2019.

(4)	On May 1 2017, Ms. Fair received an option award in lieu of $50,000 of base salary earned for the period May 1 through October 31, 2017. The options vest in six monthly installments, with the first installment vesting on June 1, 2017 and each first of the month for the subsequent five months.

(5)	On May 9, 2017, Mr. Hiscocks received an option exercisable for 44,776 shares of common stock at an exercise price of $0.95. The option vests in four equal installments on each May 9, 2018, 2019, 2020, and 2021.

(6)	On December 16, 2016, Mr. Raczkowski received an option exercisable for 282,971 shares of common stock at an exercisable price of $0.89. The option vests in four equal installments on each December 16, 2017, 2018, 2019 and 2020.

(7)	On May 1, 2017, Mr. Raczkowski received an option award in lieu of $64,833 of base salary earned for the period May 1 through October 31, 2017. The options vest in six month installments, with the first installment vesting on June 1, 2017 and each first of the month for the subsequent five months.

Director Compensation

In March 2017, the Board approved compensation for calendar year 2017 for our directors. Non-executive directors who served as chair of a Board committee received an annual grant of stock options with an aggregate value of $110,000 and all other non-executive directors received an annual grant of stock options with an aggregate value of $100,000, in each case based on a fair market valuation and the exercise price in the grant, while non-independent, executive directors received no compensation for their service on the Board. The options vest as to 25% of the shares on each of March 31, June 30, September 30 and December 31 of 2017. The exercise price was determined based on the closing price on the date of the grant. Mr. Lamadrid also was awarded $60,000 for compensation as the Chairman of the Board with the cash compensation will be paid quarterly beginning with the quarter ended March 31, 2017.

The following table summarizes the annual compensation for our non-employee directors during the year ended June 30, 2017:

Name (a)	Fees Earned or Paid in Cash (b)	Stock Awards (1) (c)	Option Awards (1) (2) (d)	Non-Equity Incentive Plan Compensation (e)	Nonqualified Deferred Compensation Earnings (f)	All Other Compensation (g)		Total (h)
Lorenzo Lamadrid	$60,000	—	$110,000	—	—	$ 60,000	(3)	$230,000
Robert Rigdon	$—	—	$100,000	—	—	175,000	(3)	$275,000
Denis Slavich	$—	—	$110,000	—	—	—		$110,000
Harry Rubin	$—	—	$110,000	—	—	—		$110,000
Ziwang Xu	$—	—	$100,000	—	—	—		$100,000
Charles Brown	$—	—	$100,000	—	—	—		$100,000

________________

(1)	The amounts in the “Stock Awards” and “Option Awards” column reflect the aggregate grant date fair value for the fiscal year ended June 30, 2017, in accordance with ASC 718. Assumptions used in the calculation of these amounts are included in “Note 13—Equity” to our audited financial statements for the fiscal year ended June 30, 2017 included in our Annual Report on Form 10-K for the year then ended. However, as required, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.

(2)	As of June 30, 2017, Messrs. Lamadrid, Rigdon, Slavich, Rubin, Xu, and Brown had outstanding options exercisable for a total of 1,149,479, 1,194,390, 1,249,479, 1,224,479, 879,249 and 523,877 shares of common stock, respectively.

(3)	Represents compensation paid to Messrs. Lamadrid and Rigdon as pursuant to consulting agreements described below.

Mr. Lamadrid has a consulting agreement with us for his service to us. The agreement was initially for a four-year term effective August 1, 2006 and was extended for an additional three years in August 2010. In April 2014, the agreement was extended through December 2014 and then to be automatically renewed for successive one year terms on each anniversary unless written notice of non-renewal is delivered by us at least 30 days before the end of the term. As of June 30, 2017, the agreement is still in place.

Mr. Rigdon has a consulting agreement with us for his service to us. The agreement is for a one year term effective February 15, 2016. As part of this agreement, Mr. Rigdon receives a monthly consulting fee of $15,000 per month for the first six months of the term and $10,000 per month for the last six months of his term. In October 2016, his agreement was modified to compensate Mr. Rigdon $15,000 per month for the remainder of his agreement. On February 15, 2017, the agreement was extended for twelve months through February 15, 2018 at a rate of $15,000 per month until June 15, 2017 and a monthly rate of $10,000 thereafter. The agreement also includes an automatic renewal clause.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the beneficial ownership of our common stock as of October 24, 2017, by:

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

Name and Address of Beneficial Owner	Numbers of Shares of Common Stock Beneficially Owned	% of Common Stock Outstanding (1)
Paulson & Co., Inc. (2)
1251 Avenue of the Americas New York City, New York 10020	11,000,000	12.4%
Credit Suisse (3)
Uetlibergstrasse 231 Zurich, Switzerland V8 8070	6,269,968	7.2%
Hongye International Investment Group Co., Ltd. (4)
Haibowan District Wuhai City Inner Mongolia Autonomous Region Area People’s Republic of China	6,175,093	7.1%
Andrew M. Lessman (5)
430 Parkson Road Henderson, Nevada 89015	4,599,659	5.3%
Lorenzo Lamadrid (6)	5,432,335	6.1%
Robert Rigdon (7)	1,391,289	1.5%
Harry Rubin (8)	1,390,535	1.6%
Denis Slavich (9)	1,365,535	1.5%
Xu, Ziwang (10)	1,060,815	1.2%
Charles Brown (11)	568,776	*
DeLome Fair (12)	417,255	*
David Hiscocks	-	*
Chris Raczkowski (13)	561,292	*

Executive Officers and Directors as a group (9 persons)	12,187,832	11.9%

________________

*	Less than 1%
(1)	Based on 87,542,390 shares outstanding as of October 24, 2017.
(2)	Based on a Schedule 13G filed by Paulson & Co. Inc. on April 24, 2015 and a Form 4 filed on October 26, 2017. Paulson & Co. Inc. (“Paulson”), an investment advisor that is registered under the Investment Advisors Act of 1940, and its affiliates furnish investment advice to and manage onshore and offshore investment funds and separate managed accounts (such investment funds and accounts, the “Funds”). In its role as investment advisor, or manager, Paulson possesses voting and/or investment power over the securities described in the schedule that are owned by the Funds. All securities reported in the schedule are owned by the Funds. Paulson disclaims beneficial ownership of such securities.

(3)	Based on a Schedule 13G/A filed by Credit Suisse AG on February 14, 2017. Credit Suisse AG (“Credit Suisse”), an investment advisor that is registered under the Investment Advisors Act of 1940, and its affiliates furnish investment advice to and manage onshore and offshore investment funds and separate managed accounts (such investment funds and accounts, the “Funds”). In its role as investment advisor, or manager, Credit Suisse possesses voting and/or investment power over the securities described in the schedule that are owned by the Funds. All securities reported in the schedule are owned by the Funds. Credit Suisse disclaims beneficial ownership of such securities.
(4)	Mr. Gao, Feng is the Chairman and President of Hongye and has sole voting and disposition control over these shares.
(5)	Based on a Schedule 13G filed by Mr. Lessman on August 18, 2015. As of the date of such filing, Mr. Lessman may be deemed the beneficial owner of 4,599,659 shares. This amount excludes 1,388,889 shares underlying warrants held by Mr. Lessman, which are subject to a blocker that restricts their exercise to the extent that the acquisition of the underlying shares would result in Mr. Lessman owning more than 4.99% of shares outstanding, unless 61 days advance notice is provided to us.
(6)	Includes 1,198,868 shares of common stock issuable upon the exercise of options which are currently exercisable or exercisable within 60 days. Also includes 1,000,000 shares issuable upon exercise of a warrant acquired pursuant to the transaction contemplated by the Securities Purchase Agreement entered into among us and the purchasers named therein, which was filed on a Current Report on Form 8-K on October 25, 2017.
(7)	Includes 1,239,289 shares of common stock issuable upon the exercise of options which are currently exercisable or exercisable within 60 days. Also includes 100,000 shares issuable upon exercise of a warrant acquired pursuant to the transaction contemplated by the Securities Purchase Agreement entered into among us and the purchasers named therein, which was filed on a Current Report on Form 8-K on October 25, 2017.
(8)	Includes 1,273,868 shares of common stock issuable upon the exercise of options which are currently exercisable or exercisable within 60 days.
(9)	Includes 1,298,868 shares of common stock issuable upon the exercise of options which are currently exercisable or exercisable within 60 days.
(10)	Includes 924,148 shares of common stock issuable upon the exercise of options which are currently exercisable or exercisable within 60 days. Also includes 100,000 shares issuable upon exercise of a warrant acquired pursuant to the transaction contemplated by the Securities Purchase Agreement entered into among us and the purchasers named therein, which was filed on a Current Report on Form 8-K on October 25, 2017.
(11)	Includes 568,776 shares of common stock issuable upon the exercise of options which are currently exercisable or exercisable within 60 days.
(12)	Includes 417,255 shares of common stock issuable upon the exercise of options which are currently exercisable or exercisable within 60 days.
(13)	Includes 348,060 shares of common stock issuable upon the exercise of options which are currently exercisable or exercisable within 60 days.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth information regarding our existing equity compensation plans as of June 30, 2017.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	11,939,924	(2)	$0.99	5,407,790
Equity compensation plans not approved by security holders	6,148,160	(3)	$1.44	—
Total as of June 30, 2017	18,088,084		$1.14	5,407,790

________________

(1)	Consists of the 2015 Long-term Incentive Plan and the Amended and Restated 2005 Incentive Plan.
(2)	Of the total 21,000,000 shares under 2015 Long-term Incentive Plan and the Amended and Restated 2005 Incentive Plan, options to acquire 11,696,033 shares of commons stock and 243,891 shares of unvested restricted stock were outstanding at June 30, 2017.
(3)	As of June 30, 2017, warrants to acquire up to 6,148,160 shares of our common stock were outstanding to third-party companies working with the company in different capacities (Crystal Vision Energy Limited, Market Development Consulting Group, Inc., T.R. Winston & Company, LLC and ILL-Sino Development).

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

Item 14. Principal Accounting Fees and Services.

Independent Registered Public Accountant Fees

In the years ended June 30, 2017 and June 30, 2016, BDO USA LLP provided services in the following categories and amounts:

	June 30, 2017	June 30, 2016
Audit Fees	$424,065	$461,559
Audit-Related Fees (1)	43,800	32,600
Tax Fees	—	—
All Other Fees	—	—
Total	$467,865	$494,159

(1)	The Audit Committee pre-approved 100% of the services rendered in connection with the Audit-Related Fees for the fiscal year ended June 30, 2016 and 2017.

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

Item 15. Exhibits and Financial Statement Schedules

1.	Financial Statements. Reference is made to the Index to Consolidated Financial Statements at Item 7 of this Annual Report on Form 10-K.

2.	Financial Statement Schedules. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes to the financial statements.

3.	Exhibits.

Number	Description of Exhibits
3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on January 31, 2007).
3.2	Certificate of Amendment to the Certificate of Incorporation of the Company dated effective December 16, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 17, 2009).
3.3	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on March 30, 2007).
3.4	Certificate of Amendment to the Company’s Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 1, 2015).
4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on January 31, 2007).
4.2	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 25, 2014).
10.1	Cooperative Joint Venture Contract of SES (Zao Zhuang) New Gas Company Ltd. between Shandong Hai Hua Coal & Chemical Company Ltd. and Synthesis Energy Systems Investments, Inc. dated July 6, 2006 — English translation from original Chinese document (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on January 31, 2007).
10.2	Amendment to Cooperative Joint Venture Contract of SES (Zao Zhuang) New Gas Company Ltd. between Shandong Hai Hua Coal & Chemical Company Ltd. and Synthesis Energy Systems Investments, Inc. dated November 8, 2006 — English translation from original Chinese document (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on January 31, 2007).
10.3+	Consulting Agreement between the Company and Lorenzo Lamadrid dated May 30, 2006 (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on January 31, 2007).
10.4+	Amended and Restated 2005 Incentive Plan (incorporated by reference to Exhibit 10.13 to Amendment No. 3 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on May 1, 2007).
10.5	Fixed Assets Loan Contract between Synthesis Energy Systems (Zao Zhuang) New Gas Company Ltd. and Industrial and Commercial Bank of China dated March 27, 2007 — English translation from original Chinese document (incorporated by reference to Exhibit 10.16 to Amendment No. 2 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on March 30, 2007).
10.6	Second Amendment to Cooperative Joint Venture Contract of SES (Zao Zhuang) New Gas Company Ltd., between Shandong Hai Hua Coal & Chemical Company Ltd. and Synthesis Energy Systems Investments, Inc., dated February 12, 2007 — English translation from original Chinese document (incorporated by reference to Exhibit 10.6 to Amendment No. 3 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on May 1, 2007).
10.7	Co-Operative Joint Venture Contract of SES — GCL (Inner Mongolia) Coal Chemical Co., Ltd. between Inner Mongolia Golden Concord (Xilinhot) Energy Investment Co., Ltd. and Synthesis Energy Systems Investments, Inc. dated May 25, 2007 — English translation from original Chinese document (incorporated by reference to Exhibit 10.21 to Amendment No. 5 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on June 6, 2007).
10.8	Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2007).
10.9	Lease Agreement between Synthesis Energy Systems, Inc. and AVPF Riverway Ltd. dated January 14, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 31, 2008).
10.10+	First Amendment to the Amended and Restated 2005 Incentive Plan (incorporated by reference to Annex B to the Company’s Proxy Statement on Schedule 14A filed on November 15, 2007).
10.11	Form of Non-Statutory Stock Option Agreement (incorporated by reference herein to Exhibit 10.8 to the Company’s Current Report on Form 8-K dated April 2, 2009).
10.12	Form of Equity Joint Venture Contract between Yima Coal Industry (Group) Co., Ltd. and Synthesis Energy Investment Holdings, Inc. dated August 27, 2009 — English translation from original Chinese document. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 2, 2009).

10.13**	Amended and Restated License Agreement by and between the Company and the Gas Technology Institute dated November 5, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 12, 2009).
10.14+	Letter Agreement between the Company and Lorenzo Lamadrid dated August 15, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 17, 2010).
10.15+	Consulting Agreement between the Company and Robert Rigdon dated effective February 15, 2016 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 11, 2016).
10.16+	Amended and Restated Employment Agreement between the Company and DeLome Fair dated effective February 15, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 11, 2016).
10.17	Share Purchase Agreement dated June 18, 2012 among Synthesis Energy Systems, Inc. and Hongye International Investment Group Co., Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 19, 2012).
10.18	Share Purchase Agreement dated June 18, 2012 among Synthesis Energy Systems, Inc. and Shanghai Zhongmo Investment Management Co., Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 19, 2012).
10.19	Second Amendment to the Amended and Restated 2005 Incentive Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed on October 26, 2012).
10.20**	Cooperation Agreement among SES (Zao Zhuang) New Gas Co., Ltd., Shandong Weijiao Group Xuecheng Energy Co., Ltd. and Shandong Xuejiao Chemical Co., Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 26, 2013).
10.21	Loan Agreement between Synthesis Energy Systems (Zao Zhuang) New Gas Co., Ltd and Zao Zhuang Bank dated September 10, 2013 — English translation from original Chinese document (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2013).
10.22	Management Consulting Agreement between the Company and Market Development Consulting Group, Inc. dated November 1, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 5, 2013).
10.23	Joint Venture Contract between Zhangjiagang Chemical Machinery Co., Ltd. and SES Asia Technologies, Ltd., dated February 14, 2014 – English translation from Chinese document (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 14, 2014). **
10.24	Technology Usage and Contribution Agreement among SES-ZCM Clean Energy Technologies Limited, Zhangjiagang Chemical Machinery Co., Ltd. and SES Asia Technologies, Ltd., dated February 14, 2014 – English translation from Chinese document (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 14, 2014). **
10.25	Credit Agreement between Zaozhuang Bank and Synthesis Energy Systems (Zaozhuang) New Gas Co., Ltd. dated October 2, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2014).
10.26	Working Capital Loan Contract between Zaozhuang Bank and Synthesis Energy Systems (Zaozhuang) New Gas Co., Ltd. dated October 2, 2014 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2014).
10.27+	Form of Restricted Stock Incentive Agreement for Employees (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2014).
10.28+	Form of Restricted Stock Incentive Agreement for Directors (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2014).
10.29	Non-statutory Stock Option Agreement dated March 9, 2015 between Robert Rigdon and the Company (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2015).
10.30	Share Purchase and Investment Agreement between SES BVI and Rui Feng Enterprises Limited dated June 14, 2015 (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2015).
10.31	Operation and Management Agreement between ZZ Joint Venture and Shandong Saikong Automatic Equipment Company Ltd. dated June 13, 2015 (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2015).
10.32	Working Capital Loan Contract between Zaozhuang Bank and Synthesis Energy Systems (Zaozhuang) New Gas Co., Ltd. dated September 22, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 28, 2015).
10.33	Loan Extension Agreement among Zaozhuang Bank Co., Ltd., Synthesis Energy Systems (ZaoZhuang) New Gas Company, Ltd., Shandong Weijiao Group Xuecheng Energy Co., Ltd. and Synthesis Energy Systems (ZaoZhuang) New Gas Company, Ltd. dated September 22, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 28, 2015).
10.34	Credit Agreement between Zaozhuang Bank and Synthesis Energy Systems (Zaozhuang) New Gas Co., Ltd. dated November 13, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 17, 2015).
10.35+	2015 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Schedule 8-K filed on November 20, 2015).

10.36+	Form of Non-Qualified Stock Option Agreement under 2015 Long Term Incentive Plan (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8, File No. 208146, filed with the Commission on November 20, 2015).
10.37+	Form of Restricted Stock Award Agreement under 2015 Long Term Incentive Plan (incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8, File No. 208146, filed with the Commission on November 20, 2015).
10.38	At The Market Offering Agreement dated May 13, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 13, 2016).
10.39	Share Purchase and Investment Agreement between Synthesis Energy Systems Investments, Inc. and Shandong Weijiao Group Xuecheng Energy Co., Ltd., dated August 15, 2016 – English translation from Chinese document (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 19, 2016).
10.40+	Amendment to Consulting Agreement between the Company and Robert Rigdon dated October 2, 2016 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 5, 2016).
10.41+	Amendment to Employment Letter between the Company and Scott Davis dated October 14, 2016 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 19, 2016).
10.42+	Consulting Agreement between the Company and Roger Ondreko dated October 14, 2016 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 19, 2016).
10.43+	Employment Letter between the Company and Chris Raczkowski dated December 16, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 20, 2016).
10.44+	Amendment to Consulting Agreement between the Company and Robert Rigdon dated February 15, 2017 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 22, 2017).
10.45+	Amendment to Employment Letter between the Company and Chris Raczkowski dated June 30, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 6, 2017).
10.46	Restructuring Agreement dated August 18, 2017 among SES Asia Technologies Limited, Suzhou THVOW Technology Co., Ltd., and Innovative Coal Chemical Design Institute – English translation from Chinese document (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 24, 2017).
10.47	Share Transfer Agreement dated August 18, 2017 between SES Asia Technologies Limited and Innovative Coal Chemical Design Institute – English translation from Chinese document (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 24, 2017).
10.48	Joint Venture Contract among Suzhou THVOW Technology Co., Ltd., Innovative Coal Chemical Design Institute and SES Asia Technologies, Ltd., dated August 18, 2017 – English translation from Chinese document (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 24, 2017). **
10.49	Technology Usage and Contribution Agreement among Jiangsu Tianwo-SES Clean Energy Technologies Co., Ltd., Suzhou THVOW Technology Co., Ltd., Innovative Coal Chemical Design Institute and SES Asia Technologies, Ltd., dated August 18, 2017 – English translation from Chinese document (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 24, 2017). **
21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2017 filed on October 25, 2017).
23.1	Consent of BDO USA, LLP (incorporated by reference to Exhibit 23.1 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2017 filed on October 25, 2017).
31.1*	Certification of Principal Executive Officer and Principal Financial Officer of Synthesis Energy Systems, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer of Synthesis Energy Systems, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.
101.INS	XBRL Instance Document.*** (incorporated by reference to Exhibit 101.INS to the Company's Annual Report on Form 10-K filed on October 25, 2017).***
101.SCH	XBRL Taxonomy Extension Schema Document.*** (incorporated by reference to Exhibit 101.SCH to the Company's Annual Report on Form 10-K filed on October 25, 2017).***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*** (incorporated by reference to Exhibit 101.CAL to the Company's Annual Report on Form 10-K filed on October 25, 2017).***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*** (incorporated by reference to Exhibit 101.DEF to the Company's Annual Report on Form 10-K filed on October 25, 2017).***
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*** (incorporated by reference to Exhibit 101.LAB to the Company's Annual Report on Form 10-K filed on October 25, 2017).***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*** (incorporated by reference to Exhibit 101.PRE to the Company's Annual Report on Form 10-K filed on October 25, 2017).***

_____________________________________________________________________________________________

*	Filed herewith.
**	Portions of this exhibit have been omitted pursuant to a request for confidential treatment accepted by the Securities and Exchange Commission and this exhibit has been filed separately with the Securities and Exchange Commission in connection with such request.
***	In accordance with Rule 406T of Regulation S-T, the XBRL information in Exhibit 101 to this annual report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNTHESIS ENERGY SYSTEMS, INC.

Date: October 30, 2017	By:	/s/ DeLome Fair _________________________
DeLome Fair, President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/ DeLome Fair	President and Chief Executive Officer and Director (Principal Executive Officer and Principal Financial Officer)	October 30, 2017
DeLome Fair

/s/ David Hiscocks	Corporate Controller (Principal Accounting Officer)	October 30, 2017
David Hiscocks

/s/ Lorenzo Lamadrid	Chairman of the Board	October 30, 2017
Lorenzo Lamadrid

/s/ Robert Rigdon	Vice Chairman of the Board	October 30, 2017
Robert Rigdon

/s/Denis Slavich	Director	October 30, 2017
Denis Slavich

/s/ Harry Rubin	Director	October 30, 2017
Harry Rubin

/s/ Ziwang Xu	Director	October 30, 2017
Ziwang Xu

/s/ Charles Brown	Director	October 30, 2017
Charles Brown