Form 10-Q
period 2017-09-30
SYNTHESIS ENERGY SYSTEMS INC
filed 2017-11-14
CIK 1375063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Yes ☐ No ☒

As of October 31, 2017 there were 87,542,390 shares of the registrant’s common stock, par value $.01 per share, outstanding.

PART I

Item 1. Financial Statements

SYNTHESIS ENERGY SYSTEMS, INC.

Consolidated Balance Sheets

(In thousands, except per share amount)

	September 30, 2017	June 30, 2017
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$5,098	$4,988
Accounts receivable, net	117	167
Prepaid expenses and other currents assets	468	539
Inventory	42	42

Total current assets	5,725	5,736

Property, plant and equipment, net	21	24
Intangible asset, net	1,008	984
Investment in joint ventures	8,836	8,539
Other long-term assets	44	43

Total assets	$15,634	$15,326

LIABILITIES AND EQUITY
Current liabilities:
Accrued expenses and accounts payable	$1,748	$1,765
Advance on sale of investment	1,689	—

Total current liabilities	3,437	1,765

Commitment and contingencies (Note 9)

Stockholders’ equity:

Preferred stock, $0.01 par value- 20,000 shares authorized – no shares issued and outstanding	—	—
Common stock, $0.01 par value: 200,000 shares authorized: 87,542 shares and 87,435 shares issued and outstanding as of September 30, 2017 and June 30, 2017 respectively	875	874
Additional paid-in capital	263,288	263,044
Accumulated deficit	(254,705)	(253,174)
Accumulated other comprehensive income	3,958	4,018
Total stockholder’s equity	13,416	14,762
Noncontrolling interests in subsidiaries	(1,219)	(1,201)

Total equity	12,197	13,561

Total liabilities and equity	$15,634	$15,326

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,
	2017	2016

Revenue:
Related party consulting services	$267	$—
Total revenue	267	—

Costs and Expenses:
Costs of sales and plant operating	91	—
General and administrative expenses	1,446	2,332
Stock-based expense	245	257
Depreciation and amortization	9	39

Total costs and expenses	1,791	2,628

Operating loss	(1,524)	(2,628)

Non-operating income (expense):
Equity in losses of joint ventures	(115)	—
Foreign currency gains (losses), net	62	(26)
Interest income	2	5

Loss from continuing operations	(1,575)	(2,649)
Loss from discontinued operations	—	(389)

Net Loss	(1,575)	(3,038)
Less: net loss attributable to noncontrolling interests	(44)	(91)

Net loss attributable to SES stockholders	$(1,531)	$(2,947)

Net loss attributable to SES stockholders:
From continuing operations	(1,531)	(2,567)
From discontinued operations	—	(380)

Net loss attributable to SES stockholders	$(1,531)	$(2,947)

Net loss per share (Basic and diluted):
From continuing operations	(0.02)	(0.03)
From discontinued operations	(0.00)	(0.00)

Net loss attributable to SES stockholders	$(0.02)	$(0.03)
Weighted average common shares outstanding:
Basic and diluted	87,457	86,988

See accompanying notes to the consolidated financial statements.

2

SYNTHESIS ENERGY SYSTEMS, INC.

Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended September 30,
	2017	2016
Net loss	$(1,575)	$(3,038)
Currency translation adjustment	(34)	53
Comprehensive loss	(1,609)	(2,985)
Less comprehensive loss attributable to noncontrolling interests	(18)	(92)
Comprehensive loss attributable to the Company	$(1,591)	$(2,893)

See accompanying notes to the consolidated financial statements

SYNTHESIS ENERGY SYSTEMS, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	September 30,
	2017	2016

Cash flows from operating activities:
Net loss	$(1,575)	$(3,038)
Loss from discontinued operations	—	389
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based expense	245	257
Loss on disposal of property, plant and equipment	—	93
Depreciation and amortization	9	39
Equity in losses of joint ventures	115	—
Changes in operating assets and liabilities:
Accounts receivable	(41)	—
Prepaid expenses and other current assets	144	(316)
Inventory	—	—
Other long-term assets	(29)	(24)
Accrued expenses and payables	(15)	(182)
Net cash used in continuing operating activities	(1,147)	(2,782)
Net cash used in discontinuing operating activities	—	—
Net cash used in operating activities	(1,147)	(2,782)

Cash flows from investing activities:
Capital expenditures	—	(2)
Advances from pending TSEC share transfer	1,689	—
Equity investment in joint ventures	(321)	—
Net cash provided by or (used in) continuing investing activities	1,368	(2)
Net cash provided by or (used in) discontinuing investing activities	—	(2)
Net cash provided by or (used in) investing activities	1,368	(4)

Cash flows from financing activities:
Payments on deferred debt issuance costs	(71)	—
Proceeds from exercise of stock options	—	26
Net cash provided by (used in) continuing financing activities	(71)	26
Net cash provided by (used in) discontinuing financing activities	—	—
Net cash provided by (used in) financing activities	(71)	26

Net increase (decrease) in cash	150	(2,760)
Cash and cash equivalents, beginning of period	4,988	13,819
Effect of exchange rates on cash	(40)	(11)
Cash and cash equivalents, end of period	$5,098	$11,048

Supplemental Disclosures:

Non-cash activities during the three months ended September 30, 2017

  The company exchanged $150,000 of accounts receivable for $150,000 additional investment in AFE for the three months ended September 30, 2017.

Non-cash activities during the three months ended September 30, 2016

  There were no non-cash activities related to the three months ended September 30, 2016.

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.

Consolidated Statement of Equity

(In thousands)

(Unaudited)

	Common Stock				Accumulated Other	Non-
	Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Comprehensive Income	controlling Interest	Total
Balance at June 30, 2016	86,984	$870	$261,225	$(226,938)	$6,586	$(1,554)	$40,189
Net loss	—	—	—	(2,947)	—	(91)	(3,038)
Currency translation adjustment	—	—	—	—	54	(1)	53
Exercise of stock options	40	—	26	—	—	—	26
Stock-based expense	20	—	257	—	—	—	257
Balance at September 30, 2016	87,044	$870	$261,508	$(229,885)	$6,640	$(1,646)	$37,487

Balance at June 30, 2017	87,435	$874	$263,044	$(253,174)	$4,018	$(1,201)	$13,561
Net loss	—	—	—	(1,531)	—	(44)	(1,575)
Currency translation adjustment	—	—	—	—	(60)	26	(34)
Stock-based expense	107	1	244	—	—	—	245
Balance at September 30, 2017	87,542	$875	$263,288	$(254,705)	$3,958	$(1,219)	$12,197

See accompanying notes to the consolidated financial statements.

Note 1 — Business and Liquidity

(a) Organization and description of business

We are a global clean energy company that owns proprietary technology for the low-cost and environmentally responsible production of synthesis gas (“syngas”). Syngas produced from our technology is a mixture of primarily hydrogen, carbon monoxide and methane, is used for the production of a wide variety of high-value clean energy and chemical products, such as substitute natural gas, power, methanol and fertilizer. Since 2007, we have built five projects in China which utilize twelve of our proprietary gasification systems. These projects have demonstrated the unique capabilities of our technology to provide low-cost syngas with lower-cost to build, efficient operations and environmentally responsible attributes. Over the past 10 years, we have focused primarily on the successful demonstration and commercialization of our technology. Our current focus is on leveraging our unique proven technology capabilities to form value accretive regional business platforms in stable and dependable regions of the world, creating the necessary commercial structures and financing approaches which we believe will deliver attractive financial results. Our business model is to create value growth via these regional platforms, through the generation of earnings, from the licensing of our proprietary technology and the sale of proprietary equipment, and through income from equity ownership in clean energy and chemical production facilities that utilize our technology. It is also our strategy to further the commercial success of these regional business platforms by working simultaneously to link low-cost local coal or renewable resources to the projects that are being developed through ownership in resources, and through contractual relationships. We operate our business from our headquarters located in Houston, Texas and our offices in Shanghai, China. Additionally, our investments have independent operations in Brisbane, Australia.

(b) Liquidity

As of September 30, 2017, we had $5.1 million in cash and cash equivalents. On October 24, 2017, we received net proceeds of approximately $7.4 million related to the sale of $8.0 million of Senior Secured Debentures with an interest rate of 11% and a term of 5 years including an adjustment to the interest rate to 18% per annum in the event the Company defaults on an interest payment and requires that 100% of all dividends received from Batchfire Resources Pty Ltd (“BFR”) shall be used to pay down the principal amounts of outstanding debentures and warrants to purchase 8,000,000 shares of Common Stock at $0.50 per common share. As of November 13, 2017, we had $11.6 million in cash and cash equivalents. We currently plan to use our available cash for: (i) securing orders and associated tasks with developing our business with a prime focus on creating regional platforms to develop projects that utilize our technology; (ii) additional investment in Australia Future Energy Pty Ltd (“AFE”) or future regional platforms; (iii) technology product advancement; (iv) general and administrative expenses; and (v) working capital and other general corporate purposes.

Note 2 — Summary of Significant Accounting Policies

(a) Basis of presentation and principles of consolidation

The consolidated financial statements for the periods presented are unaudited. Operating results for the three month period ending September 30, 2017 are not necessarily indicative of results to be expected for the fiscal year ending June 30, 2018.

The consolidated financial statements are in U.S. dollars. Non-controlling interests in consolidated subsidiaries in the consolidated balance sheets represents minority stockholders’ proportionate share of the equity in such subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto reported in the Company’s Annual Report on Form 10-K for the year ended June 30, 2017. Significant accounting policies that are new or updated from those presented in the Company’s Annual Report on Form 10-K for the year ended June 30, 2017 are included below. The consolidated financial statements have been prepared in accordance with the rules of the United States Securities and Exchange Commission (“SEC”) for interim financial statements and do not include all annual disclosures required by generally accepted accounting principles in the United States.

(b) Accounting for Variable Interest Entities (“VIEs”) and Financial Statement Consolidation Criteria

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

Prior to August 2016, we determined that the ZZ Joint Venture (as defined in Note 4 – Current Projects – ZZ Joint Venture) was a VIE and determined that the Company was the primary beneficiary. As noted in Note 5, in August 2016, the Company announced that it and Xuecheng Energy entered into a Definitive Agreement to restructure the ZZ Joint Venture. The agreement took full effect when the registration with the government was completed on October 31, 2016. During the second quarter of fiscal 2017, the Company deconsolidated the ZZ Joint Venture and began accounting for our investment in the ZZ Joint Venture under the cost method. The carrying value of this investment is zero at both September 30, 2017 and June 30, 2017.

We have determined that the Yima Joint Venture (as defined in Note 4 – Current Projects – Yima Joint Venture) is a VIE and that Yima, the joint venture partner, is the primary beneficiary since Yima has a 75% ownership interest in the Yima Joint Venture and has the power to direct the activities of the VIE that most significantly influence the VIE’s performance. We account for our investment in the Yima Joint Venture under the cost method. The carrying value of our investment in the Yima Joint Venture at both September 30, 2017 and June 30, 2017 was approximately $8.5 million.

We have determined that the Tianwo-SES Joint Venture (as defined in Note 4 – Current Projects – Tianwo-SES Joint Venture) is a VIE and that STT, the joint venture partner, is the primary beneficiary since SST has a 65% ownership interest in the Tianwo-SES Joint Venture and has the power to direct the activities of the Tianwo-SES Joint Venture that most significantly influence its performance. We account for our investment in the Tianwo-SES Joint Venture under the equity method. Because of losses sustained by the Tianwo-SES Joint Venture, the carrying value of this joint venture is zero at both September 30, 2017 and June 30, 2017.

We have determined that AFE is a VIE and that we are not the primary beneficiary as other shareholders have a 61% ownership interest and we are not the largest shareholder, but have the power to influence but not direct the activities of the VIE. We account for our investment in AFE under the equity method. The carrying value of our investment in AFE as of September 30, 2017 and June 30, 2017 was approximately $336,000 and $38,000 respectively.

We have determined that BFR is a VIE and that we are not the primary beneficiary as other shareholders have more than an 89% ownership interest nor do we have the power to direct the activities of the VIE. We account for our investment in BFR under the cost method. Because of the nature of our contributions in AFE, the carrying value of our investment in BFR was zero for both September 30, 2017 and June 30, 2017.

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

We may receive upfront licensing fee payments when a license agreement is entered into. Typically, the majority of a license fee is due once project financing and equipment installation occur. We recognize license fees for the use of its gasification systems as revenue when the license fees become due and payable under the license agreement, subject to the deferral of the amount of the performance guarantee. Fees earned for engineering services, such as services that relate to integrating our technology to a customer’s project, are recognized using the percentage-of-completion method or as services are provided.

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

The Company’s financial assets and liabilities are classified based on the lowest level of input that is significant for the fair value measurement. The following table summarizes the assets of the Company measured at fair value on a recurring basis as of September 30, 2017 and June 30, 2017 (in thousands):

	September 30, 2017
	Level 1		Level 2		Level 3	Total
Assets:
Certificates of Deposit	$—		$50	(1)	$—	$50
Money Market Funds	2,508	(2)	—		—	2,508

	June 30, 2017
	Level 1		Level 2		Level 3	Total
Assets:
Certificates of Deposit	$—		$50	(1)	$—	$50
Money Market Funds	3,927	(2)	—		—	3,927

(1)	Amount included in current assets on the Company’s consolidated balance sheets.
(2)	Amount included in cash and cash equivalents on the Company’s consolidated balance sheets.

There were no liabilities measured at fair value on a recurrent basis as of September 30, 2017 and June 30, 2017.

The carrying values of the certificates of deposit and money market funds approximate fair value, which was estimated using quoted market prices for those or similar investments. The carrying value of the Company’s other financial instruments, including accounts receivable, accounts payable and the advance related to the restructuring approximate their fair values due to the short maturities on those instruments.

Note 3 – Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, which creates Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers,” and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, ASU No. 2014-09 supersedes the cost guidance in Subtopic 605-35, “Revenue Recognition—Construction-Type and Production-Type Contracts,” and creates new Subtopic 340-40, “Other Assets and Deferred Costs—Contracts with Customers.” In summary, the core principle of Topic 606 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Companies are allowed to select between two transition methods: (1) a full retrospective transition method with the application of the new guidance to each prior reporting period presented, or (2) a retrospective transition method that recognizes the cumulative effect on prior periods at the date of adoption together with additional footnote disclosures. The amendments in ASU No. 2014-09 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and early application is not permitted. In March 2016 and April 2016, the FASB issued ASU No. 2016-08 and ASU No. 2016-10, respectively. The amendments in ASU No. 2016-08 and ASU No. 2016-10 do not change the core principle of ASU No. 2014-09, but instead clarify the implementation guidance on principle versus agent considerations and identify performance obligations and the licensing implementation guidance, respectively. We are currently evaluating the impact the adoption of this guidance will have on our consolidated financial statements and leaning towards a modified retrospective basis as our method of adoption.

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

Note 4 – Current Projects

Australian Future Energy Pty Ltd

In 2014, we established AFE together with an Australian company, Ambre Investments PTY Limited (“Ambre”). AFE is an independently managed Australian business platform established for the purpose of building a large-scale, vertically integrated business in Australia based on developing, building and owning equity interests in financially attractive and environmentally responsible projects that produce low cost syngas as a competitive alternative to expensive local natural gas and LNG. The project undertakings by AFE are expected to produce syngas for the markets of industrial fuel gas such as aluminum manufacturing, cement making and ore processing as well as power generation, chemicals and fertilizers. The syngas is expected to be produced from local coal and renewable resources where AFE is acquiring ownership positions in the resources or creating long-term priced contracts for secure sources of low-cost feedstock for its projects, and for direct local and seaborne export markets. In 2016, AFE completed the creation and spin-off of BFR which now owns the operating Callide coal mine in Queensland. In August 2017, AFE completed the acquisition of a mine development resource near Pentland, Queensland, through AFE’s wholly owned subsidiary, Great Northern Energy Pty Ltd.

For our ownership interest in AFE, we have been contributing cash and engineering support for AFE’s business development while Ambre contributed cash. Additional ownership has been granted to individuals providing services to AFE. In January 2017, the we elected to increase its ownership interest in AFE by contributing approximately $0.4 million of cash. In August 2017, we elected to make additional contributions of $0.47 million to maintain our 39% ownership interest in AFE. At September 30, 2017, we owned approximately 39% of AFE and the carrying value of our investment in AFE was approximately $336,000. We account for our investment in AFE under the equity method.

The following summarizes condensed financial information of AFE for the three months ended September 30, 2017 and 2016 and as of September 30, 2017 and June 30, 2017 (in thousands):

Income Statement data:	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016
Net Loss	$(492)	$(50)

Balance sheet data:	As of September 30, 2017	As of June 30, 2017
Total assets	$725	$525
Total Equity	549	130

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

In October 2016, BFR stated that it had received investment support for the acquisition from Singapore-based Lindenfels Pte, Ltd, a subsidiary of commodity traders Avra Commodities. As a result, our ownership position in BFR is approximately 11% as of September 30, 2017 and June 30, 2017. Because of the nature of our contributions in AFE, the carrying value of our investment in BFR was zero as of September 30, 2017 and June 30, 2017. We account for our investment in BFR under the cost method.

SES EnCoal Energy sp. z o. o.

In October 2017, we entered into a joint venture partnership with Warsaw-based EnCoal Gasification Ltd., a wholly owned subsidiary of EnInvestments sp. z o.o., SES EnCoal Energy sp. z o.o. (“SEE”), a Polish limited liability company to be headquartered in Warsaw. Under the terms of the agreements, we and EnInvestments are equal shareholders of SEE and the joint venture company has exclusive access to our technology in Poland. The platform company’s goal is to establish efficient clean energy projects that provide Polish industries superior economic benefits as compared to the use of expensive, imported natural gas and LNG, while providing energy independence through our technological capabilities to convert the wide range of Poland’s indigenous coals, coal waste, biomass and municipal waste to valuable syngas products.  SEE has developed a pipeline of projects that will allow for the environmentally responsible use of Poland’s coal resources for the power, fuels and chemicals markets.

Yima Joint Venture

In August 2009, we entered into amended joint venture contracts with Yima Coal Industry Group Company (“Yima”), replacing the prior joint venture contracts entered in October 2008 and April 2009. The joint ventures were formed for each of the gasification, methanol/methanol protein production, and utility island components of the plant (collectively the “Yima Joint Venture”). The amended joint venture contracts provide that:

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

Under the terms of the joint venture agreement, the Yima Joint Venture is to be governed by a board of directors consisting of eight directors, two of whom were appointed by us and six of whom were appointed by Yima. Although we maintain two seats on the board of directors, the board does not meet on a regular basis and management, who has been appointed by Yima has acted alone without board approval in many cases. Therefore, we have concluded we do not have significant influence in the matters of the Yima Joint Venture. The term of the joint venture shall commence upon each joint venture company obtaining its business operating license and shall end 30 years after the business license issue date.

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

Since the plant became operational in November 2016, it has had periods of running at full design capacity and periods of operations at lower levels of production. For the period November 2016 through June 2017, the plant generated 132,250 tons of pure methanol and for the three-months ending September 30, 2017 the plant produced 61,197 tons of pure methanol. The primary operational issues were related to poor equipment supply quality issues that have plagued this facility throughout its operational history. We continue to see signs of overall improvement in operations, resulting in longer periods of production at design capacity.

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

We evaluated the conditions of the Yima Joint Venture to determine whether an other-than-temporary decrease in value had occurred as of June 30, 2017 and 2016. At June 30, 2017, management determined that there were triggering events related to the value of its investment and these were the lower than expected production levels and the increased debt levels as compared to the previous year, which indicated a continued liquidity concern for the joint venture. At June 30, 2016, the triggering events included the extended plant shutdown and a significant liquidity concern involving multiple bank loans that were coming due in the near future. Management determined these events in both years were other-than-temporary in nature and therefore conducted an impairment analysis utilizing a discounted cash flow fair market valuation and a Black-Sholes Model-Fair Value of Optionality used in valuing companies with substantial amounts of debt where a discounted cash flow valuation may be inadequate for estimating fair value with the assistance of a third-party valuation expert. In this valuation, significant unobservable inputs were used to calculate the fair value of the investment. The valuation led to the conclusion that the investment in the Yima Joint Venture was impaired as of June 30, 2017, and accordingly, we recorded a $17.7 million impairment for the fiscal year ended June 30, 2017 and an $8.6 million impairment for the fiscal year ended June 30, 2016. Management determined that there was not an other than temporary triggering event during the quarter ended September 30, 2017. The carrying value of our Yima Joint Venture investment was approximately $8.5 million as of both September 30, 2017 and June 30, 2017. We continue to monitor the Yima Joint Venture and could record an additional impairment in the future if operating conditions do not improve to meet our expectations, or if the liquidity situation worsens.

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

In August 2017, the Company entered into a restructuring agreement of the Tianwo-SES Joint Venture (“Restructuring Agreement”). In this restructuring, an additional party will be added to the JV Contract, upon receipt of final government approvals, The Innovative Coal Chemical Design Institute (“ICCDI”) will become a 25% owner of Tianwo-SES, we will decrease our ownership to 25% and STT will decrease its ownership to 50%. We received 11.15 million RMB (approximately $1.7 million) from ICCDI as a result of this restructuring. ICCDI, which was previously owned by STT, engineered and constructed all three projects for the Aluminum Corporation of China. The agreed change in share ownership is expected to be completed prior to the end of the calendar year 2017 and involves a reduction in the registered capital of the joint venture to be completed with the local governmental authorities and the final transfer of shares. In addition to the ownership changes described above, Tianwo-SES will now be managed by a board of directors (the “Board”) consisting of eight directors, four appointed by STT, two appointed by ICCDI and two appointed by us. Certain acts as described in the JV Contract require the unanimous approval of the Board. If the Board becomes deadlocked on any issue, it will be resolved through binding arbitration in Shanghai. We, ICCDI and STT have the right to appoint a supervisor, which will supervise the management of Tianwo-SES, including through (i) inspecting accounting records, vouchers, books and statements of Tianwo-SES; (ii) supervising the actions of directors and management; and (iii) attending meetings of the Board to raise questions or suggestions regarding matters to be resolved by the Board. The general manager, which will serve as the principal executive of Tianwo-SES, will now be appointed by ICCDI. Certain other members of management will now be appointed by both us and STT. In conjunction with the joint venture restructuring, we received 1.2 million RMB (approximately $180,000) related to outstanding invoices for services we had provided to the Tianwo-SES Joint Venture.

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

Tianwo-SES Joint Venture unaudited financial data

The following table presents summarized financial information for the Tianwo-SES Joint Venture (in thousands):

Income Statement data:	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016
Revenue	$—	$2,370
Operating loss	(598)	(1,558)
Net loss	(598)	(1,558)

Balance sheet data:	As of September 30, 2017	As of June 30, 2017
Current assets	$5,918	$6,016
Noncurrent assets	5,464	5,565
Current liabilities	3,938	3,696
Noncurrent liabilities	—	—
Equity	7,444	7,885

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

As the Company is not required to contribute additional capital, the Company is not recognizing losses in the venture, as this would cause the carrying value to be negative. Had the Company recognized its share of the losses related to the venture, the Company would have recognized losses of approximately $0.2 million and $0.5 million for the three months ended September 30, 2017 and 2016 respectively, and $3.1 million from inception to date.

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

In July 2016, CESI’s executive management changed after a restructuring agreement and the entrance of new shareholders. Today, CESI has shifted its strategic direction away from developing projects as contemplated in the Joint Project Development and Investment Agreement. Although this cooperation is not active, at this point in time, neither party has exercised their right to terminate the agreement. We have ceased activities to identify and develop projects under this platform at this time.

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

In October 2014, the ZZ Joint Venture entered two lines of credit with the ZZ Bank for a total of $3.3 million (collectively, the “ZZ Line of Credit Agreement”). In April 2015, the Company repaid the ZZ Line of Credit Agreement and renewed the agreement for $3.3 million under the same terms for an additional six months. In November 2015, the Company repaid $3.3 million of the ZZ Line of Credit Agreement, and refinanced the ZZ Line of Credit Agreement with the ZZ Bank for $3.9 million which matured in November 2016. This liability was transferred in full to Xuecheng Energy in the restructuring that was complete in October 2016 (see below for details).

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

The following table provides the results of operations from discontinued operations, the ZZ Joint Venture, for the three months ended September 30, 2016.

Three Months Ended September 30, 2016
Revenue:
Related party consulting services	$168
Total revenue from discontinued operations	$168

Net loss from discontinued operations to SES stockholders	$(380)
Net comprehensive loss from discontinued operations to SES stockholders	$(355)

The following table provides the major categories of cash flows from discontinued operations, our ZZ Joint Venture, for the three months ended September 30, 2016.

Three Months Ended September 30, 2016
Cash flows from operating activities:	$—
Cash flows from investing activities:	$(2)
Cash flows from financing activities:	$—

There are no significant non cash transactions related to discontinued operations for the three months ended September 30, 2016.

Note 6 — Risks and Uncertainties

As of September 30, 2017, we had $5.1 million in cash and cash equivalents. On October 24, 2017, we received net proceeds of approximately $7.4 million related to the sale of $8.0 million of Senior Secured Debentures with an interest rate of 11% and a term of 5 years including an adjustment to the interest rate to 18% per annum in the event the Company defaults on an interest payment and requires that 100% of all dividends received from BFR shall be used to pay down the principal amounts of outstanding debentures and warrants to purchase 8,000,000 shares of Common Stock at $0.50 per common share. As of November 13, 2017, we had $11.6 million in cash and cash equivalents. We currently plan to use our available cash for: (i) securing orders and associated tasks with developing our business with a prime focus on creating regional platforms to develop projects that utilize our technology; (ii) additional investment in AFE or future regional platforms; (iii) technology product advancement; (iv) general and administrative expenses; and (v) working capital and other general corporate purposes.

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

We evaluated the conditions of the Yima Joint Venture to determine whether an other-than-temporary decrease in value had occurred as of June 30, 2017 and 2016. As of June 30, 2017, management determined that there were triggering events related to its investment in the Yima Joint Venture and these were the lower than expected production levels and the increased debt levels as compared to the previous year, which indicated a continued liquidity concern for the joint venture. As of June 30, 2016, the triggering events included the extended plant shutdown and a significant liquidity concern involving multiple bank loans that were coming due in the near future. Management determined these events in both years were other-than-temporary in nature and therefore conducted an impairment analysis utilizing a discounted cash flow fair market valuation and a Black-Scholes Model-Fair Value of Optionality used in valuing companies with substantial amounts of debt where a discounted cash flow valuation may be inadequate for estimating fair value with the assistance of a third-party valuation expert. In this valuation, significant unobservable inputs were used to calculate the fair value of the investment. The valuation led to the conclusion that our investment in the Yima Joint Venture was impaired as of June 30, 2017, and accordingly, we recorded a $17.7 million impairment for the year ended June 30, 2017 and an $8.6 million impairment for the year ended June 30, 2016. Management determined that there was not an other than temporary triggering event during the quarter ended September 30, 2017. The carrying value of our Yima Joint Venture investment was approximately $8.5 million as of September 30, 2017 and June 30, 2017. We continue to monitor the Yima Joint Venture and could record an additional impairment in the future if operating conditions do not improve to meet our expectations, or if the liquidity situation worsens.

Should general economic, market or business conditions decline further, and continue to have a negative impact on our stock price or revenues, we may be required to record impairment charges in the future, which could materially and adversely affect financial condition and results of operation.

The Company is subject to concentration of credit risk with respect to our cash and cash equivalents, which it attempts to minimize by maintaining cash and cash equivalents with major high credit quality financial institutions. At times, the Company’s cash balances in a particular financial institution exceed limits that are insured by the U.S. Federal Deposit Insurance Corporation or equivalent agencies in foreign countries and jurisdictions such as Hong Kong. As of June 30, 2017, the Company had $5.1 million in cash and cash equivalents (of which $4.6 million is located in the United States).

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

Note 7 — GTI License Agreement

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

Note 8 – Equity

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

Stock-Based Compensation

As of September 30, 2017, the Company has outstanding stock option and restricted stock awards granted under the Company’s 2015 Long Term Incentive Plan (the “2015 Incentive Plan”) and Amended and Restated 2005 Incentive Plan (the “2005 Incentive Plan”), under which the Company’s stockholders have authorized a total of 21.0 million shares of common stock for awards under the 2015 and 2005 Incentive Plan. The 2005 Incentive Plan expired as of November 7, 2015 and no future awards will be made thereunder. As of September 30, 2017, there were approximately 5.4 million shares authorized for future issuance pursuant to the 2015 Incentive Plan. Under the 2015 Incentive Plan, the Company may grant incentive and non-qualified stock options, stock appreciation rights, restricted stock units and other stock-based awards to officers, directors, employees and non-employees. Stock option awards generally vest ratably over a one to four year period and expire ten years after the date of grant.

Restricted stock activity during the three months ended September 30, 2017 was as follows:

Restricted stock outstanding

Outstanding at June 30, 2017	243,891
Granted	46,512
Vested	(107,827)
Forfeited	—
Outstanding at September 30, 2017	182,576

Stock option activity during the three months ended September 30, 2017 was as follows:

Number of Underlying Stock Options

Outstanding at June 30, 2017	11,696,033
Granted	—
Exercised	—
Forfeited	(349,627)
Outstanding at September 30, 2017	11,346,406
Exercisable at September 30, 2017	10,655,338

Stock warrants activity during the three months ended September 30, 2017 were as follows:

Number of Underlying Warrants

Outstanding at June 30, 2017	10,314,832
Granted	—
Exercised	—
Forfeited	(4,666,672)
Outstanding at September 30, 2017	5,648,160
Exercisable at September 30, 2017	5,648,160

The Company recognizes the stock-based expense related to the 2005 and 2015 Incentive Plan awards and warrants over the requisite service period. The following table presents stock based compensation expense attributable to stock option awards issued under the 2005 and 2015 Incentive Plan and attributable to warrants issued to investors and consulting firms as compensation (in thousands):

	Three Months Ended September 30,
	2017	2016

2005 and 2015 Incentive Plans	$245	$199
Warrants	—	58
Total stock-based expense	$245	$257

Note 9 – Net Loss Per Share

Historical net loss per share of common stock is computed using the weighted average number of shares of common stock outstanding. Basic loss per share excludes dilution and is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Stock options, warrants and unvested restricted stock are the only potential dilutive share equivalents the Company had outstanding for the periods presented. For the three months ended September 30, 2017 and 2016, options, restricted shares and warrants to purchase common stock excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive as the Company incurred net losses during those periods, amounted to 17.2 million and 20.3 million, respectively.

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

The following table presents statements of continuing operations data and assets by segment (in thousands):

	Three Months Ended September 30,
	2017	2016
Revenue:
SES China	$—	$—
Technology licensing and related services	176	—
Corporate & other	91	—
Total revenue	267	$—

Depreciation and amortization:
SES China	$3	$—
Technology licensing and related services	—	39
Corporate & other	6	—
Total depreciation and amortization	9	39

Operating loss:
SES China	$(254)	$(486)
Technology licensing and related services	(138)	(649)
Corporate & other	(1,132)	(1,493)
Total operating loss	$(1,524)	$(2,628)

	As of September 30, 2017	As of June 30, 2017
Assets:
SES China	$11,223	$8,123
Technology licensing and related services	953	929
Corporate & other	3,458	6,274
Total assets	$15,634	$15,326

Note 11 — Commitments and Contingencies

Litigation

The Company is currently not a party to any legal proceedings.

Contractual Obligations

In October 2017, the Company extended its corporate office lease term for an additional 13 months ending January 31, 2019 with rental payments of approximately $11,000 per month (monthly rent changes depending on actual utility usage each month). We currently lease our space in Shanghai, China under a two-year term leasing arrangement which went into effect in July 2017 with rental payments of approximately $11,000 per month.

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

Note 12 — Subsequent Events

On October 24, 2017, we entered into a securities purchase agreement (the “Purchase Agreement”) with certain accredited investors (the “Purchasers”) for the purchase of $8,000,000 in principal amount of 11% senior secured debentures (the “Debentures”) with a term of 5 years including an adjustment to the interest rate to 18% per annum in the event the Company defaults on an interest payment and requires that 100% of all dividends received from BFR shall be used to pay down the principal amounts of outstanding debentures and warrants to purchase 8,000,000 shares of Common Stock at $0.50 per common share. The Purchase Agreement and the Debentures contain certain customary representations, warranties and covenants. There are no financial metric covenants related to the Debentures. The transaction was approved by a special committee of our board of directors due to the fact that certain board members were Purchasers.

The net offering proceeds to the Company from the sale of the Debentures and warrants, after deducting the placement agent’s fee and associated costs and expenses, was approximately $7.4 million, not including the proceeds, if any, from the exercise of the warrants issued in this offering. As compensation for its services, we paid T.R. Winston & Company, LLC (the “Placement Agent”): (i) a cash fee of $0.56 million (representing an aggregate fee equal to 7% of the face amount of the Debentures); and (ii) a warrant to purchase 560,000 shares of common stock, 7% of the shares issued to the Purchasers (the “Placement Agent Warrant”). We have also agreed to reimburse certain expenses of the Placement Agent.

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

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this quarterly report. Some of the information contained in this discussion and analysis or set forth elsewhere in this quarterly report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended June 30, 2017 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Results of Operations

Three Months Ended September 30, 2017 (“Current Quarter”) Compared to the Three Months Ended September 30, 2016 (“Comparable Quarter”)

Unless noted below the results of operations are comparing Current Quarter results of operations with the Comparable Quarter results from continuing operations.

Revenue. Total revenue was $0.3 million for the Current Quarter as compared to zero for the Comparable Quarter. The increase was primarily due to technical consulting and engineering services provided to related party customers.

Costs of sales and plant operating expenses. Total costs of sales and plant operating expenses was $0.1 million for the Current Quarter as compared to zero for the Comparable Quarter. The increase was primarily due to the costs of technical consulting and engineering services provided to a related party customer.

General and administrative expenses. General and administrative expenses was $1.4 million in the Current Quarter compared with $2.3 million for the Comparable Quarter. The $0.9 million decrease was due primarily to the reduction of professional fees and other general and administrative expenses.

Stock-based expense. Stock-based expense was $0.2 million for the Current Quarter as compared to $0.3 million for the Comparable Quarter.

Depreciation and amortization. Depreciation and amortization expense for continuing operations was $9,000 for the Current Quarter compared with $39,000 for the Comparable Quarter, which primarily related to the amortization of our exclusive worldwide GTI license fee.

Foreign currency gain / loss. Foreign currency gain for continuing operation was $62,000 for the Current Quarter compared with a loss of $26,000 for the Comparable Quarter. The $62,000 foreign currency gain for the Current Quarter primarily resulted from the 0.2% appreciation of the yuan relative to the U.S. Dollar from June to September 2017 as compared to a depreciation of the yuan relative to the U.S. Dollar of 0.7% during the comparable period.

Loss from discontinued operations. Loss from discontinued operations related to our ZZ Joint Venture was zero for the Current Quarter compared with $0.4 million for the Comparable Quarter. The decrease in loss was due primarily to the shutdown of the ZZ Joint Venture plant in October 2016.

Liquidity and Capital Resources

As of September 30, 2017, we had $5.1 million in cash and cash equivalents and $2.3 million of working capital. On October 24, 2017, we received net proceeds of approximately $7.4 million related to the sale of $8.0 million of Senior Secured Debentures with an interest rate of 11% and a term of 5 years including an adjustment to the interest rate to 18% per annum in the event the Company defaults on an interest payment and requires that 100% of all dividends received from BFR shall be used to pay down the principal amounts of outstanding debentures and warrants to purchase 8,000,000 shares of Common Stock at $0.50 per common share. As of November 13, 2017, we had $11.6 million in cash and cash equivalents. We currently plan to use our available cash for: (i) securing orders and associated tasks with developing our business with a prime focus on creating regional platforms to develop projects that utilize our technology; (ii) additional investment in AFE or future regional platforms; (iii) technology product advancement; (iv) general and administrative expenses; and (v) working capital and other general corporate purposes.

On October 24, 2017, we entered into a securities purchase agreement (the “Purchase Agreement”) with certain accredited investors (the “Purchasers”) for the purchase of $8,000,000 in principal amount of 11% senior secured debentures (the “Debentures”) with a term of 5 years including an adjustment to the interest rate to 18% per annum in the event the Company defaults on an interest payment and requires that 100% of all dividends received from BFR shall be used to pay down the principal amounts of outstanding debentures and warrants to purchase 8,000,000 shares of Common Stock at $0.50 per common share. The Purchase Agreement and the Debentures contain certain customary representations, warranties and covenants. There are no financial metric covenants related to the Debentures. The transaction was approved by a special committee of our board of directors due to the fact that certain board members were Purchasers.

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

On May 13, 2016, we entered into an At The Market Offering Agreement (the “Offering Agreement”) with T.R. Winston & Company (“T.R. Winston”) to sell, from time to time, shares of our common stock having an aggregate sales price of up to $20.0 million through an “at the marketing offering” program under which T.R. Winston would act as sales agent, which we refer to as the ATM Offering. The shares that may be sold under the Offering Agreement, if any, would be issued and sold pursuant to the Company’s $75.0 million universal shelf registration statement on Form S-3 that was declared effective by the Securities and Exchange Commission on April 21, 2016. Through November 14, 2017, we have not sold any shares of our common stock in the ATM Offering. We have no obligation to sell any of our common stock under the Offering Agreement. The Offering Agreement expires in April 2018.

The following summarizes the sources and uses of cash during the Current Quarter:

  Operating Activities: During the Current Quarter, we used $1.1 million in cash for operating activities compared to $2.8 million during the Comparable Quarter. This decrease was primarily due to a decrease in our general and administrative expenses.

  Investing Activities: During the Current Quarter, we had a net source of cash $1.4 million in investing activities for current quarter as compared to $4,000 for capital expenditures during the Comparable Quarter. The increase was primarily due to $1.7 million advances in the current quarter from the pending TSEC’s share transfer that is expected to close before calendar year end.

  Financing Activities: For the Current Quarter, we used $71,000 as compared to a net source of cash of $26,000 in the Comparable Quarter. During the Current Quarter, we paid legal fees of $71,000 related to deferred debt issuance costs. During the Comparable Quarter, we received proceeds of $26,000 from the exercise of stock options.

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

For our ownership interest in AFE, we have been contributing cash and engineering support for AFE’s business development while Ambre contributed cash. Additional ownership has been granted to individuals providing services to AFE. In January 2017, we elected to increase our ownership interest in AFE by contributing approximately $0.4 million of cash. In August 2017, we elected to make additional contributions of $0.47 million to maintain our 39% ownership interest in AFE. At September 30, 2017, we owned approximately 39% of AFE. We account for our investment in AFE under the equity method.

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

The exact terms of the acquisition are confidential, but BFR stated that it had received investment support for the acquisition from Singapore-based Lindenfels Pte, Ltd, a subsidiary of commodity traders Avra Commodities. As a result of the completed transaction, our ownership position in BFR is approximately 11% as of September 30, 2017. Because of the nature of our contributions in AFE, the carrying value of our investment in BFR was zero as of September 30, 2017 and June 30, 2017. The mine has historically delivered approximately 9 to 10 million tons per annum of coal, with 5.5 metric tons per annum of coal delivered to the adjacent Callide Power Station, which generates up to 18% of Queensland’s electricity, and the remainder delivered primarily to the export seaborne coal market, with 5% to 10% going to local domestic customers.

BFR is implementing its mining plan at Callide intended to lower the per unit mining costs and deliver profitable financial results.

SES EnCoal Energy sp. z o. o.

In October 2017, we entered into a joint venture partnership with Warsaw-based EnCoal Gasification Ltd., a wholly owned subsidiary of EnInvestments sp. z o.o., SES EnCoal Energy sp. z o.o. (“SEE”), a Polish limited liability company to be headquartered in Warsaw. Under the terms of the agreements, we and EnInvestments are equal shareholders of SEE and the joint venture company has exclusive access to our technology in Poland. The platform company’s goal is to establish efficient clean energy projects that provide Polish industries superior economic benefits as compared to the use of expensive, imported natural gas and LNG, while providing energy independence through our technological capabilities to convert the wide range of Poland’s indigenous coals, coal waste, biomass and municipal waste to valuable syngas products.  SEE has developed a pipeline of projects that will allow for the environmentally responsible use of Poland’s coal resources for the power, fuels and chemicals markets.

Yima Joint Venture

In August 2009, we entered into amended joint venture contracts with Yima Coal Industry Group Company (“Yima”), replacing the prior joint venture contracts entered in October 2008 and April 2009. The joint ventures were formed for each of the gasification, methanol/methanol protein production, and utility island components of the plant (collectively, the “Yima Joint Venture”). The amended joint venture contracts provide that:

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

Under the terms of the joint venture agreement, the Yima Joint Venture is to be governed by a board of directors consisting of eight directors, two of whom were appointed by us and six of whom were appointed by Yima. Although we maintain two seats on the board of directors, the board does not meet on a regular basis and management, who has been appointed by Yima has acted alone without board approval in many cases. Therefore, we have concluded we do not have significant influence in the matters of the Yima Joint Venture. The term of the joint venture shall commence upon each joint venture company obtaining its business operating license and shall end 30 years after the business license issue date.

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

Since the plant became operational in November 2016, it has had periods of running at full design capacity, and periods of operation at lower levels of production. For the period November 2016 through June 2017, the plant generated 132,250 tons of pure methanol. For the three-months ending September 30, 2017 the plant produced 61,197 tons of pure methanol which included part of a 90 day period of the plant operating at full capacity ending in August 2017 and planned maintenance for the last ten days of September 2017. The planned maintenance ended in early November and the plant is back online. The primary operational issues were related to poor equipment supply quality issues that have plagued this facility throughout its operational history. We continue to see signs of overall improvement in operations, resulting in longer periods of production at design capacity. In addition, since May 2017, the Yima Joint Venture team has been working closely with our technical team to address specific items that are necessary to continue to improve the operations in the coming years.

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

We evaluated the conditions of the Yima Joint Venture to determine whether an other-than-temporary decrease in value had occurred as of June 30, 2017 and 2016. At June 30, 2017, management determined that there were triggering events related to the value of its investment and these were the lower than expected production levels and the increased debt levels as compared to the previous year, which indicated a continued liquidity concern for the joint venture. In the 2016 fiscal year, the triggering events included the extended plant shutdown and a significant liquidity concern involving multiple bank loans that were coming due in the near future. Management determined these events in both years were other-than-temporary in nature and therefore conducted an impairment analysis utilizing a discounted cash flow fair market valuation and a Black-Scholes Model-Fair Value of Optionality used in valuing companies with substantial amounts of debt where a discounted cash flow valuation may be inadequate for estimating fair value with the assistance of a third-party valuation expert. In this valuation, significant unobservable inputs were used to calculate the fair value of the investment. The valuation led to the conclusion that the investment in the Yima Joint Venture was impaired as of June 30, 2017, and accordingly, we recorded a $17.7 million impairment for the fiscal year ended June 30, 2017 and an $8.6 million impairment for the fiscal year ended June 30, 2016. Management determined that there was not an other than temporary triggering event during the quarter ended September 30, 2017. The carrying value of our Yima Joint Venture investment was approximately $8.5 million as of both September 30, 2017 and June 30, 2017. We continue to monitor the Yima Joint Venture and could record an additional impairment in the future if operating conditions do not improve to meet our expectations, or if the liquidity situation worsens.

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

In August 2017, the Company entered into a restructuring agreement of the Tianwo-SES Joint Venture (“Restructuring Agreement”). In this restructuring, an additional party will be added to the JV Contract, upon receipt of final governmental approvals, The Innovative Coal Chemical Design Institute (“ICCDI”) will become a 25% owner of Tianwo-SES, we will decrease our ownership to 25% and STT will decrease its ownership to 50%. We received 11.15 million RMB (approximately $1.7 million) from ICCDI as a result of this restructuring. ICCDI, which was previously owned by STT, engineered and constructed all three projects for the Aluminum Corporation of China. The inclusion of ICCDI as an owner, will enhance the joint venture’s bidding ability, and we believe the joint venture will now focus on securing larger coal to chemical projects as well as continue to pursue projects in the industrial fuels segment. The agreed change in share ownership is expected to be completed prior to the end of the calendar year 2017 and involves a reduction in the registered capital of the joint venture to be completed with the local governmental authorities and the final transfer of shares. In addition to the ownership changes described above, Tianwo-SES will now be managed by a board of directors (the “Board”) consisting of eight directors, four appointed by STT, two appointed by ICCDI and two appointed by us. Certain acts as described in the JV Contract require the unanimous approval of the Board. If the Board becomes deadlocked on any issue, it will be resolved through binding arbitration in Shanghai. We, ICCDI and STT have the right to appoint a supervisor, which will supervise the management of Tianwo-SES, including through (i) inspecting accounting records, vouchers, books and statements of Tianwo-SES; (ii) supervising the actions of directors and management; and (iii) attending meetings of the Board to raise questions or suggestions regarding matters to be resolved by the Board. The general manager, which will serve as the principal executive of Tianwo-SES, will now be appointed by ICCDI. Certain other members of management will now be appointed by both us and STT. In conjunction with the joint venture restructuring, we received 1.2 million RMB (approximately $180,000) related to outstanding invoices for services we had provided to the Tianwo-SES Joint Venture.

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

In July 2016, CESI’s executive management changed after a restructuring agreement and the entrance of new shareholders. Today, CESI has shifted its strategic direction away from developing projects as contemplated in the Joint Project Development and Investment Agreement. Although this cooperation is not active, at this point in time, neither party has exercised their right to terminate the agreement. We have ceased activities to identify and develop projects under this platform.

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

In October 2014, the ZZ Joint Venture entered two lines of credit with the ZZ Bank for a total of $3.3 million (collectively, the “ZZ Line of Credit Agreement”). In April 2015, the Company repaid the ZZ Line of Credit Agreement and renewed the agreement for $3.3 million under the same terms for an additional six months. In November 2015, the Company repaid $3.3 million of the ZZ Line of Credit Agreement, and refinanced the ZZ Line of Credit Agreement with the ZZ Bank for $3.9 million which matured in November 2016. This liability was transferred in full to Xuecheng Energy in the restructuring that was complete in October 2016 (see below for details).

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

Internal control over the valuation of cost method investments- We did not maintain effective internal controls over financial reporting. A material weakness was identified relating to the impairment valuation of our cost method investments. Specifically, we did not effectively operate controls over management’s review of the impairment assessment, including its review of certain elements related to the valuation of our cost based investments. This material weakness resulted in errors that, if not corrected, would have resulted in a material misstatement of the amount of our impairment of our cost method investment.

Management has taken steps to address and improve our controls over the internal controls related to the valuation of cost method investment and a remediation plan has been put into place. We have reviewed the plan and the controls in place and determined that (i) certain steps related to the valuation process were incorrectly applied and (ii) the valuation exercise was not performed timely. As part of our remediation we recognized that the valuation process must be performed timely in order to allow time to review the results so errors can be eliminated.

Management is committed to improving our internal control processes with oversight from our Audit Committee and believes the measures described above should remediate the material weakness identified. We will not be able to conclude the material weakness has been remediated until we are able to test its operational effectiveness as we must maintain such effectiveness over multiple quarters to ensure full remediation.

Notwithstanding the identified material weakness, management, including our principal executive officer and principle financial officer, believes the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

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

Changes in Internal Control Over Financial Reporting

Outside of the remediation efforts discussed above, there have been no changes in our internal control over financial reporting during the three months ended September 30, 2017 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.           Legal Proceedings.

None.

Item 1A.        Risk Factors.

There are numerous factors that affect our business and results of operations, many of which are beyond our control. In addition to information set forth in this quarterly report, you should carefully read and consider "Item 1A. Risk Factors" in Part I and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of our annual report on Form 10-K for the year ended June 30, 2017, which contains descriptions of significant risks that might cause our actual results of operations in future periods to differ materially from those currently anticipated or expected. Except as discussed below, there have been no material changes from the risks previously disclosed in our annual report on Form 10-K for the year ended June 30, 2017.

We will require substantial additional funding, and our failure to raise additional capital necessary to support and expand our operations could reduce our ability to compete and could harm our business.

As of September 30, 2017, we had $5.1 million in cash and cash equivalents. On October 24, 2017, we received net proceeds of approximately $7.4 million related to the sale of $8.0 million of Senior Secured Debentures with an interest rate of 11% and a term of 5 years including an adjustment to the interest rate to 18% per annum in the event the Company defaults on an interest payment and requires that 100% of all dividends received from BFR shall be used to pay down the principal amounts of outstanding debentures and warrants to purchase 8,000,000 shares of Common Stock at $0.50 per common share. As of November 13, 2017, we had $11.6 million in cash and cash equivalents. We currently plan to use our available cash for: (i) securing orders and associated tasks with developing our business with a prime focus on creating regional platforms to develop projects that utilize our technology; (ii) additional investment in AFE or future regional platforms; (iii) technology product advancement; (iv) general and administrative expenses; and (v) working capital and other general corporate purposes. The actual allocation and timing of these expenditures will be dependent on various factors, including changes in our strategic relationships, commodity prices and industry conditions, and other factors that the Company cannot currently predict.

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

We evaluated the conditions of the Yima Joint Venture to determine whether an other-than-temporary decrease in value had occurred as of June 30, 2017 and 2016. As of June 30, 2017, management determined that there were triggering events related to its investment in the Yima Joint Venture and these were the lower than expected production levels and the increased debt levels as compared to the previous year, which indicated a continued liquidity concern for the joint venture. As of June 30, 2016, the triggering events included the extended plant shutdown and a significant liquidity concern involving multiple bank loans that were coming due in the near future. Management determined these events in both years were other-than-temporary in nature and therefore conducted an impairment analysis utilizing a discounted cash flow fair market valuation and a Black-Scholes Model-Fair Value of Optionality used in valuing companies with substantial amounts of debt where a discounted cash flow valuation may be inadequate for estimating fair value with the assistance of a third-party valuation expert. In this valuation, significant unobservable inputs were used to calculate the fair value of the investment. The valuation led to the conclusion that our investment in the Yima Joint Venture was impaired as of June 30, 2017, and accordingly, we recorded a $17.7 million impairment for the year ended June 30, 2017 and an $8.6 million impairment for the year ended June 30, 2016. Management determined that there was not an other than temporary triggering event during the quarter ended September 30, 2017. The carrying value of our Yima Joint Venture investment was approximately $8.5 million as of September 30, 2017 and June 30, 2017. We continue to monitor the Yima Joint Venture and could record an additional impairment in the future if operating conditions do not improve to meet our expectations, or if the liquidity situation worsens.

Should general economic, market or business conditions decline further, and continue to have a negative impact on our revenues or other aspects of our business, we may be required to record impairment charges in the future, which could materially and adversely affect financial condition and results of operation.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits

Number	Description of Exhibits
10.1+	Amendment to Employment Letter between the Company and Chris Raczkowski dated June 30, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 6, 2017).
10.2	Restructuring Agreement dated August 18, 2017 among SES Asia Technologies Limited, Suzhou THVOW Technology Co., Ltd., and Innovative Coal Chemical Design Institute – English translation from Chinese document (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 24, 2017).
10.3	Share Transfer Agreement dated August 18, 2017 between SES Asia Technologies Limited and Innovative Coal Chemical Design Institute – English translation from Chinese document (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 24, 2017).
10.4	Joint Venture Contract among Suzhou THVOW Technology Co., Ltd., Innovative Coal Chemical Design Institute and SES Asia Technologies, Ltd., dated August 18, 2017 – English translation from Chinese document (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 24, 2017). **
10.5	Technology Usage and Contribution Agreement among Jiangsu Tianwo-SES Clean Energy Technologies Co., Ltd., Suzhou THVOW Technology Co., Ltd., Innovative Coal Chemical Design Institute and SES Asia Technologies, Ltd., dated August 18, 2017 – English translation from Chinese document (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 24, 2017). **
31.1*	Certification of Principal Executive Officer and Principal Financial Officer of Synthesis Energy Systems, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer of Synthesis Energy Systems, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

____________________________________

+	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	In accordance with Rule 406T of Regulation S-T, the XBRL information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNTHESIS ENERGY SYSTEMS, INC.

Date: November 14, 2017	By:	/s/ DeLome Fair
DeLome Fair
President and Chief Executive Officer

Date: November 14, 2017	By:	/s/ David Hiscocks
David Hiscocks
Corporate Controller

