Form 10-Q
period 2017-12-31
SYNTHESIS ENERGY SYSTEMS INC
filed 2018-02-12
CIK 1375063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

Yes ☐ No ☒

As of January 31, 2018 there were 10,969,483 shares of the registrant’s common stock, par value $.01 per share, outstanding.

PART I

Item 1. Financial Statements

SYNTHESIS ENERGY SYSTEMS, INC.

Consolidated Balance Sheets

(In thousands, except per share amount)

	December 31, 2017	June 30, 2017
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$10,333	$4,988
Accounts receivable, net	400	167
Prepaid expenses and other currents assets	723	539
Inventory	11	42

Total current assets	11,467	5,736

Property, plant and equipment, net	17	24
Intangible asset, net	1,014	984
Investment in joint ventures	8,632	8,539
Other long-term assets	44	43
Total assets	$21,174	$15,326

LIABILITIES AND EQUITY
Current liabilities:
Accrued expenses and accounts payable	$1,662	$1,765

Total current liabilities	1,662	1,765

Senior secured debenture principal	8,000	—
Less unamortized discount and debt issuance costs	(2,806)	—
Total senior secured debenture	5,194	—
Derivative liabilities	1,651	—
Total long-term liabilities	6,845	—

Total liabilities	8,507	1,765

Commitment and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.01 par value- 20,000 shares authorized – no shares issued and outstanding	—	—
Common stock, $0.01 par value: 200,000 shares authorized: 10,966 shares and 10,929 shares issued and outstanding as of December 31, 2017 and June 30, 2017 respectively	110	109
Additional paid-in capital	264,359	263,809
Accumulated deficit	(254,351)	(253,174)
Accumulated other comprehensive income	3,516	4,018
Total stockholders’ equity	13,634	14,762
Noncontrolling interests in subsidiaries	(967)	(1,201)

Total equity	12,667	13,561
Total liabilities and equity	$21,174	$15,326

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016

Revenue:
Technology licensing-related party	$52	$—	$320	$—
Technology licensing and related services	25	5	25	5
Total revenue	77	5	345	5

Costs and Expenses:
Costs of sales and operating	55	2	146	2
General and administrative expenses	1,470	2,436	2,917	4,768
Stock-based expense	305	476	550	733
Depreciation and amortization	9	9	18	48
Total costs and expenses	1,839	2,923	3,631	5,551

Operating loss	(1,762)	(2,918)	(3,286)	(5,546)
Non-operating (income)/expense:
Equity losses of Joint Ventures	206	0	321	0
Foreign currency (gain)/ losses, net	(46)	114	(107)	140
Interest expense	233	—	233	—
Interest income	(8)	(3)	(10)	(8)
Gain on fair value adjustments of derivative liabilities	(439)	—	(439)	—
Other (gain)	(1,689)	—	(1,689)	—
Loss from continuing operations	(19)	(3,029)	(1,595)	(5,678)
Income from discontinued operations	—	2,318	—	1,929

Net Loss	(19)	(711)	(1,595)	(3,749)
Less: net loss attributable to noncontrolling interests	(374)	(142)	(418)	(233)
Net income/(loss) attributable to SES stockholders	$355	$(569)	$(1,177)	$(3,516)

Net income/(loss) attributable to SES stockholders:
From continuing operations	355	(2,887)	(1,177)	(5,454)
From discontinued operations	—	2,318	—	1,938
Net income/(loss) attributable to SES stockholders	$355	$(569)	$(1,177)	$(3,516)

Net income/(loss) per share (Basic):
From continuing operations	0.03	(0.27)	(0.11)	(0.50)
From discontinued operations	—	0.21	—	0.18
Net income/(loss) attributable to SES stockholders	$0.03	$(0.06)	$(0.11)	$(0.32)
Weighted average common shares outstanding (Basic):	10,955	10,862	10,944	10,828

Net income/(loss) per share (diluted):
From continuing operations	0.03	—	—	—
From discontinued operations	—	—	—	—
Net income/(loss) attributable to SES stockholders	$0.03	$—	$—	$—
Weighted average common shares outstanding (diluted):	10,973	10,862	10,944	10,828

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.

Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Net loss, as reported	$(19)	$(711)	$(1,595)	$(3,749)
Currency translation adjustment	184	(266)	150	(178)
Currency translation adjustment from deconsolidation	—	(2,451)	—	(2,486)
Comprehensive income/(loss)	165	(3,428)	(1,445)	(6,413)
Less:
Comprehensive income/(loss) attributable to noncontrolling interests	252	(145)	234	(228)
Comprehensive income attributable to deconsolidation	—	670	—	661
Comprehensive loss attributable to the Company	$(87)	$(3,953)	$(1,679)	$(6,846)

See accompanying notes to the consolidated financial statements

SYNTHESIS ENERGY SYSTEMS, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended December 31,
	2017	2016

Cash flows from operating activities:
Net loss	$(1,595)	$(3,749)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based expense	550	733
Amortization of debenture issuance cost	69	—
Depreciation and amortization	18	48
Gain on fair value adjustment of derivative	(439)	—
Gain on deconsolidation of joint ventures	—	(1,929)
Other gains	(1,689)	—
Equity in losses of joint ventures	321	—
Changes in operating assets and liabilities:
Accounts receivable	(327)	—
Prepaid expenses and other current assets	(162)	(14)
Inventory	33	—
Other long-term assets	(40)	(17)
Accrued expenses and payables	(129)	392
Net cash used in operating activities	(3,390)	(4,536)

Cash flows from investing activities:
Capital expenditures	—	(5)
Cash transferred in connection with deconsolidation	—	(12)
Proceeds from TSEC share transfer	1,689	—
Equity investment in joint ventures	(321)	—
Net cash provided by/(used in) investing activities	1,368	(17)

Cash flows from financing activities:
Proceeds from issuance of debenture, net	7,375
Payments on debenture issuance costs	(161)	—
Proceeds from exercise of stock options	—	26
Net cash provided by financing activities	7,214	26

Net increase (decrease) in cash	5,192	(4,527)
Cash and cash equivalents, beginning of period	4,988	13,807
Effect of exchange rates on cash	153	(4)
Cash and cash equivalents, end of period	$10,333	$9,276

Supplemental Disclosures:

Non-cash investing activities during the six months ended December 31, 2017

•	The company exchanged $150,000 of accounts receivable for $150,000 additional investment in AFE for the six months ended December 31, 2017.

Non-cash activities during the six months ended December 31, 2016

•	There were no non-cash activities related to the six months ended December 31, 2016.

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.

Consolidated Statement of Equity

(In thousands)

(Unaudited)

	Common Stock				Accumulated Other	Non-
	Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Comprehensive Income	controlling Interest	Total
Balance at June 30, 2016	10,873	$109	$261,986	$(226,938)	$6,586	$(1,554)	$40,189
Net loss	—	—	—	(3,516)	—	(233)	(3,749)
Currency translation adjustment from continuing operations	—	—	—	—	(177)	(1)	(178)
Reversal of cumulative translation adjustment due to deconsolidation of ZZ Joint Venture	—	—	—	—	(2,323)	(163)	(2,486)
Reversal of non-controlling interest due to deconsolidation of ZZ Joint Venture	—	—	—	—	—	831	831
Exercise of stock options	5	—	733	—	—	—	733
Stock-based expense	5	—	26	—	—	—	26
Balance at December 31, 2016	10,883	$109	$262,745	$(230,454)	$4,086	$(1,120)	$35,366

Balance at June 30, 2017	10,930	$109	$263,809	$(253,174)	$4,018	$(1,201)	$13,561
Net loss	—	—	—	(1,177)	—	(418)	(1,595)
Currency translation adjustment	—	—	—	—	(502)	652	150
Stock-based expense	36	1	550	—	—	—	551
Balance at December 31, 2017	10,966	$110	$264,359	$(254,351)	$3,516	$(967)	$12,667

See accompanying notes to the consolidated financial statements.

Note 1 — Business and Liquidity

(a) Organization and description of business

We are a global clean energy company that owns proprietary technology, SES Gasification Technology (“SGT”), for the low-cost and environmentally responsible production of synthesis gas (“syngas”). Syngas produced from SGT is a mixture of primarily hydrogen, carbon monoxide and methane, and is used for the production of a wide variety of high-value clean energy and chemical products, such as substitute natural gas, power, methanol and fertilizer. Since 2007, we have built five projects in China which utilize twelve of our proprietary gasification systems. These projects have demonstrated the unique capabilities of SGT to provide low-cost syngas with lower-cost to build, efficient operations and environmentally responsible attributes. Over the past 10 years, we have focused primarily on the successful demonstration and commercialization of our technology. Our current focus is on leveraging our unique proven technology capabilities to form value accretive regional business platforms in stable and dependable regions of the world, creating the necessary commercial structures and financing approaches which we believe will deliver attractive financial results. Our business model is to create value growth via these regional platforms, through the generation of earnings, from the licensing of our proprietary technology and the sale of proprietary equipment, and through income from equity ownership in clean energy and chemical production facilities that utilize our technology. It is also our strategy to further the commercial success of these regional business platforms by working simultaneously to link low-cost local coal or renewable resources to the projects that are being developed through ownership in resources, and through contractual relationships. We operate our business from our headquarters located in Houston, Texas and our offices in Shanghai, China. Additionally, our investments have independent operations in Brisbane, Australia and Warsaw, Poland.

(b) Liquidity

As of December 31, 2017, we had $10.3 million in cash and cash equivalents and $9.8 million of working capital. On October 24, 2017, we received net proceeds of approximately $7.4 million related to the sale of $8.0 million of Senior Secured Debentures (“Debentures”). The Debentures have a term of 5 years with an interest rate of 11% that adjusts to 18% in the event the Company defaults on an interest payment. The Debentures require dividends received from Batchfire Resources Pty Ltd (“BFR”) shall be used to pay down the principal amounts of outstanding Debentures. Additionally, we issued warrants to purchase  1,000,000 shares of common stock at $4.00 per common share (shares and price adjusted for 1 for 8 reverse stock split effective December 4, 2017). The transaction is discussed further in Note 6 – Senior Secured Debentures.

As of February 12, 2018, we had $9.6 million in cash and cash equivalents. We currently plan to use our available cash for: (i) securing orders and associated tasks with developing our business with a prime focus on creating regional platforms to develop projects that utilize our technology; (ii) paying the interest related to the Debentures; (iii) additional investment in Australia Future Energy Pty Ltd (“AFE”) or future regional platforms; (iv) technology product advancement; (v) general and administrative expenses; and (vi) working capital and other general corporate purposes.

Note 2 — Summary of Significant Accounting Policies

(a) Reverse Stock Split

On December 4, 2017, we enacted a 1 for 8 reverse stock split as approved by a special shareholder meeting in November 2017. All per share amount in the condensed consolidated financial statements have been retroactively restated to reflect the reverse stock split.

(b) Basis of presentation and principles of consolidation

The consolidated financial statements for the periods presented are unaudited. Operating results for the three and six month periods ending December 31, 2017 are not necessarily indicative of results to be expected for the fiscal year ending June 30, 2018.

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

Prior to August 2016, we determined that the ZZ Joint Venture (as defined in Note 4 – Current Projects – ZZ Joint Venture) was a VIE and determined that the Company was the primary beneficiary. As noted in Note 5, in August 2016, the Company announced that it and Xuecheng Energy entered into a Definitive Agreement to restructure the ZZ Joint Venture. The agreement took full effect when the registration with the government was completed on October 31, 2016. During the second quarter of fiscal 2017, the Company deconsolidated the ZZ Joint Venture and began accounting for our investment in the ZZ Joint Venture under the cost method. The carrying value of this investment is zero at both December 31, 2017 and June 30, 2017.

We have determined that the Yima Joint Venture (as defined in Note 4 – Current Projects – Yima Joint Venture) is a VIE and that Yima, the joint venture partner, is the primary beneficiary since Yima has a 75% ownership interest in the Yima Joint Venture and has the power to direct the activities of the VIE that most significantly influence the VIE’s performance. We account for our investment in the Yima Joint Venture under the cost method. The carrying value of our investment in the Yima Joint Venture at both December 31, 2017 and June 30, 2017 was approximately $8.5 million.

We have determined that the Tianwo-SES Joint Venture (as defined in Note 4 – Current Projects – Tianwo-SES Joint Venture) is a VIE and that STT, the largest joint venture partner, is the primary beneficiary since STT  has a 50% ownership interest in the Tianwo-SES Joint Venture and has the power to direct the activities of the Tianwo-SES Joint Venture that most significantly influence its performance. We account for our investment in the Tianwo-SES Joint Venture under the equity method. Because of losses sustained by the Tianwo-SES Joint Venture, the carrying value of this joint venture is zero at both December 31, 2017 and June 30, 2017.

We have determined that AFE (as defined in Note 4 – Current Projects – AFE) is a VIE and that we are not the primary beneficiary as other shareholders have a 61% ownership interest and we are not the largest shareholder, but have the power to influence but not direct the activities of the VIE. We account for our investment in AFE under the equity method. The carrying value of our investment in AFE as of December 31, 2017 and June 30, 2017 was approximately $132,000 and $38,000 respectively.

We have determined that BFR (as defined in Note 4 – Current Projects – BFR) is a VIE and that we are not the primary beneficiary as other shareholders have more than an 89% ownership interest nor do we have the power to direct the activities of the VIE. We account for our investment in BFR under the cost method. Because of the nature of our contributions in AFE, the carrying value of our investment in BFR was zero for both December 31, 2017 and June 30, 2017.

We have determined that SEE (as defined in Note 4 – Current Projects – SEE) is a VIE and that we are not the primary beneficiary as the ownership of the company is split between two equal shareholders each with a 50% ownership interest. We have the power to influence but not direct the activities of the VIE. We account for our investment in SEE under the equity method. The capitalization of the company was funded in Janaury 2018, therefore there was no carrying value reported on the balance sheet as of as of December 31, 2017 and June 30, 2017.

(e) Investment in joint ventures

We have equity investments in various privately held entities. We account for these investments either under the equity method or cost method of accounting depending on our ownership interest and level of influence. Investments accounted for under the equity method are recorded based upon the amount of our investment and adjusted each period for our share of the investee's income or loss. Investments accounted for under the cost method are reviewed for changes in circumstance or the occurrence of events that suggest an other than temporary event where our investment may not be recoverable.

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

The Company’s financial assets and liabilities are classified based on the lowest level of input that is significant for the fair value measurement. The following table summarizes the assets of the Company measured at fair value on a recurring basis as of December 31, 2017 and June 30, 2017 (in thousands):

	December 31, 2017
	Level 1		Level 2		Level 3	Total
Assets:
Certificates of Deposit	$—		$50	(1)	$—	$50
Money Market Funds	7,411	(2)	—		—	7,411

Liabilities:
Derivative liabilities	$—		$—		$1,651	$1,651

	June 30, 2017
	Level 1		Level 2		Level 3	Total
Assets:
Certificates of Deposit	$—		$50	(1)	$—	$50
Money Market Funds	3,927	(2)	—		—	3,927

(1) Amount included in current assets on the Company’s consolidated balance sheets.

(2) Amount included in cash and cash equivalents on the Company’s consolidated balance sheets.

There were no liabilities measured at fair value on a recurring basis as of June 30, 2017.

The following table sets forth the changes in the estimated fair value for our Level 3 classified derivative liabilities:

Derivative liabilities balance - June 30, 2017	$—
Issuance of warrants - debenture	1,836,762
Down round protection provision	252,860
Change in fair value	(438,340)
Derivative liabilities balance - December 31, 2017	$1,651,282

The carrying values of the certificates of deposit and money market funds approximate fair value, which was estimated using quoted market prices for those or similar investments. The carrying value of the Company’s other financial instruments, including accounts receivable and accounts payable, approximate their fair values due to the short maturities on those instruments. The Company’s derivative liabilities are measured at fair value using the Monte Carlo simulation valuation methodology.

(h) Tax Law Changes

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into law. The Act provides for numerous significant tax law changes and modifications with varying effective dates, which include reducing the corporate income tax rate from 35% to 21%, creating a territorial tax system, broadening the tax base, and allowing for immediate capital expensing of certain qualified property. The Company is currently evaluating the full impact of this new legislation on its consolidated financial statements.

Note 3 – Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, which creates Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers,” and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, ASU No. 2014-09 supersedes the cost guidance in Subtopic 605-35, “Revenue Recognition—Construction-Type and Production-Type Contracts,” and creates new Subtopic 340-40, “Other Assets and Deferred Costs—Contracts with Customers.” In summary, the core principle of Topic 606 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Companies are allowed to select between two transition methods: (1) a full retrospective transition method with the application of the new guidance to each prior reporting period presented, or (2) a retrospective transition method that recognizes the cumulative effect on prior periods at the date of adoption together with additional footnote disclosures. The amendments in ASU No. 2014-09 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and early application is not permitted. In March 2016 and April 2016, the FASB issued ASU No. 2016-08 and ASU No. 2016-10, respectively. The amendments in ASU No. 2016-08 and ASU No. 2016-10 do not change the core principle of ASU No. 2014-09, but instead clarify the implementation guidance on principle versus agent considerations and identify performance obligations and the licensing implementation guidance, respectively. The standard will be effective for us beginning July 1, 2018, and we are currently evaluating the impact the adoption of this guidance will have on our consolidated financial statements and leaning towards a modified retrospective basis as our method of adoption.

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

In February 2017, the FASB issued ASU No. 2017-05 which to clarify the scope and application of Subtopic 610-20, “Other Income– Gains and Losses from the Derecognition of Nonfinancial Assets”. The standard clarifies that a parent transferring its ownership interest in a consolidated subsidiary is within the scope of the accounting standard if substantially all of the fair value of the assets within that subsidiary are nonfinancial assets. The standard also clarifies that the derecognition of all businesses and nonprofit activities should be accounted for in accordance with the derecognition and deconsolidation guidance. The standard also eliminates the exception in the financial asset guidance for transfers of investments (including equity method investments) in real estate entities. An entity is required to apply the amendments in this update at the same time that it applies the amendments in revenues from contracts with customers. The standard is effective for annual periods beginning after December 15, 2017, and may be applied retrospectively to each period presented or through a cumulative effect adjustment to retained earnings at the date of adoption. We are currently evaluating what impact, if any, the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures.

In May 2017, the FASB issued ASU No. 2017-09, which amends ASC Topic 718, “Compensation – Stock Compensation”. This amendment provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The standard is effective for annual periods beginning after December 15, 2017, with early adoption permitted, including adoption for interim periods. This standard must be applied prospectively upon adoption. We do not expect the standard to have a material effect on our financial condition, results of operations, cash flows or financial disclosures.

Note 4 – Current Projects

Australian Future Energy Pty Ltd

In 2014, we established Australian Future Energy Pty Ltd (“AFE”) together with an Australian company, Ambre Investments PTY Limited (“Ambre”). AFE is an independently managed Australian business platform established for the purpose of building a large-scale, vertically integrated business in Australia based on developing, building and owning equity interests in financially attractive and environmentally responsible projects that produce low cost syngas as a competitive alternative to expensive local natural gas and LNG. The project undertakings by AFE are expected to produce syngas for the markets of industrial fuel gas such as aluminum manufacturing, cement making and ore processing as well as power generation, chemicals and fertilizers. The syngas is expected to be produced from local coal and renewable resources where AFE is acquiring ownership positions in the resources or creating long-term priced contracts for secure sources of low-cost feedstock for its projects, and for direct local and seaborne export markets. In 2016, AFE completed the creation and spin-off of Batchfire Resources Pty Ltd (as discussed below) as a separate standalone company which acquired and operates the Callide coal mine in Queensland. In August 2017, AFE completed the acquisition of a mine development resource near Pentland, Queensland through AFE’s wholly owned subsidiary, Great Northern Energy Pty Ltd.

For our ownership interest in AFE, we have been contributing cash and engineering support for AFE’s business development while Ambre contributed cash and services. Additional ownership in AFE has been granted to the AFE management team and staff individuals providing services to AFE. In January 2017, we elected to increase our ownership interest in AFE by contributing approximately $0.4 million of cash. In August 2017, we elected to make additional contributions of $0.47 million to maintain our 39% ownership interest in AFE. On December 31, 2017, we owned approximately 39% of AFE and the carrying value of our investment in AFE was approximately $132,000. We account for our investment in AFE under the equity method.

The following summarizes condensed financial information of AFE for the three and six months ended December 31, 2017 and 2016 and as of December 31, 2017 and June 30, 2017 (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
Income Statement data:	2017	2016	2017	2016
Net loss	$(522)	$(72)	$(1,013)	$(108)

Balance sheet data:	December 31, 2017	June 30, 2017
Total assets	$729	$525
Total Equity	453	130

On June 9, 2015, we entered into a Master Technology Agreement (the “MTA”) with AFE which was later revised on May 10, 2017 (as described below). Pursuant to the MTA, we have conveyed certain exclusive access rights to our gasification technology in Australia focusing on promotion and use of our technology in projects. AFE is the exclusive operational entity for business relating to our technology in Australia and AFE owns no rights to sub-license our technology. AFE will work with us on project license agreements for use of our technology as projects are developed in Australia. In return for its work, AFE will receive a share of any license fee we receive for a project license in Australia.

On May 10, 2017, we entered into a project technology license agreement with AFE in connection with a project being developed by AFE in Queensland Australia. AFE intends to form a subsidiary project company and assign the project technology license agreement to that company and that company will assume all of the obligations of AFE thereunder. Pursuant to the project technology license agreement, we granted a non-exclusive, license to use our technology at the project to manufacture syngas and to use our technology in the design of the facility. In consideration, the project technology license agreement calls for a license fee to be finalized based on the finalized plant capacity and a separate fee of $2.0 million for the delivery of a process design package. License fees shall be paid as project milestones are reached throughout the planning, construction and first five years of plant operations. The success and timing of the project being developed by AFE will affect if and/or when we will be able to receive all of the payments from this license agreement. However, there can be no assurance that AFE will be successful in developing a project.

If AFE makes, whether patentable or not, improvements relating to our technology, they grant to us and our affiliates, an irrevocable royalty free right to use or license such improvements and agrees to make such improvements available free of charge.

AFE provides indemnity to us for damages resulting from the use of the technology in a manner other than as contemplated by the license, while we indemnify AFE to the extent that the intellectual property associated with the technology is found to infringe on the rights of a third party. Either party may terminate the license in connection with a material breach by the other party or the other party’s bankruptcy. AFE may also terminate if we fail to diligently commence the process design package as contemplated by the license. We also provide a guarantee of all obligations under the license. If we are unable to fulfil our obligations under this agreement, AFE may terminate the agreement and be entitled to a full, irrevocable, and unencumbered license for the duration of its project to use without any further payment to us.

AFE has evaluated multiple project opportunities and is currently focused on three projects, all in the state of Queensland, targeted to produce a combination of syngas and methane for industrial fuel gas plus ammonia, urea and electric power.

Batchfire Resources Pty Ltd

As a result of AFE’s early stage business development efforts associated with the Callide coal mine in Central Queensland, Australia, AFE created Batchfire Resources Pty Ltd (“BFR”). BFR was a spin-off company for which ownership interest was distributed to the existing shareholders of AFE and to the new BFR management team in December 2015. BFR is registered in Australia and was formed for the purpose of purchasing the Callide thermal coal mine from Anglo-American plc (“Anglo-American”). The acquisition of the Callide thermal coal mine from Anglo-American was completed in October 2016. The Callide mine is one of the largest thermal coal mines in Australia, and has been in operation for more than 20 years.

In October 2016, BFR stated that it had received investment support for the acquisition from Singapore-based Lindenfels Pte, Ltd, a subsidiary of commodity traders Avra Commodities. As a result, our ownership position in BFR is approximately 11% as of December 31, 2017 and June 30, 2017. Because of the nature of our contributions in AFE, the carrying value of our investment in BFR was zero as of December 31, 2017 and June 30, 2017. We account for our investment in BFR under the cost method.

SES EnCoal Energy sp. z o. o.

In October 2017, we entered into agreements with Warsaw-based EnInvestments sp. z o.o., to form a Polish limited liability joint venture company, SES EnCoal Energy sp. z o. o. (“SEE”), headquartered in Warsaw. Under the terms of the agreements, we and EnInvestments are equal shareholders of SEE and SEE will exclusively market, develop, and commercialize projects in Poland which utilize our technology, services, and proprietary equipment and we will provide our technology, services, and proprietary equipment in Poland only to projects developed and commercialized by SEE. The goal of SEE is to establish efficient clean energy projects that provide Polish industries superior economic benefits as compared to the use of expensive, imported natural gas and LNG, while providing energy independence through our technological capabilities to convert the wide range of Poland’s indigenous coals, coal waste, biomass and municipal waste to valuable syngas products.  SEE has developed a pipeline of projects and together with us is actively working with Polish customers and partners to complete necessary project feasibility, permitting, and SGT technology agreement steps required prior to starting construction on the projects. We account for our investment in SEE under the equity method. SEE was funded in January 2018, therefore there was no carrying value reported on the balance sheet as of December 31, 2017 and June 30, 2017.

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

To resolve these issues, during the quarter ended June 30, 2016, the Yima Joint Venture commenced an organizational restructuring to better streamline the operations. This restructuring effort was a multi-step process which included combining the three joint ventures into a single operating entity and obtaining a business operating license. The Yima Joint Venture received the business license for the production of methanol protein and methanol by-product in July 2016 and merged the three joint ventures into one joint venture in November 2016. In November 2017, the Yima Joint Venture had completed the required safety testing and successfully received its safety production permit from the Henan government. The Yima Joint Venture has further updated its business scope with the government to include methanol production. An updated business license was successfully obtained in January 2018. The Yima Joint Venture is now processing a Chemical Product Production Permit.

Since the plant became operational in November 2016, it has had periods of running at full design capacity and periods of operations at lower levels of production. The plant was idled for planned maintenance for the last ten days of September 2017 through mid-November 2017. The primary operational issues have been related to poor equipment supply quality issues that have plagued this facility throughout its operational history. We continue to see signs of overall improvement in operations, resulting in longer periods of production at design capacity.

The Yima Joint Venture experienced certain liquidity concerns with a series of third party bank loans due during calendar year 2016. Yima, the 75% shareholder of the Yima Joint Venture, has been routinely providing liquidity to the Yima Joint Venture in the form of shareholder loans and in October 2016, Yima successfully refinanced amounts which were due in October 2016. In addition to this refinancing, Yima has completed an internal restructuring of its debts in 2017 and has converted the majority of outstanding third-party loans into shareholder loans from Yima and its related affiliate companies. As of December 31, 2017, the Yima Joint Venture’s third party debt is approximately $8.6 million with $6.6 million coming due in March 2018 and $2.0 million due in April 2018.

We evaluated the conditions of the Yima Joint Venture to determine whether an other than temporary decrease in value had occurred as of June 30, 2017 and 2016. At June 30, 2017, management determined that there were triggering events related to the value of its investment and these were the lower than expected production levels and the increased debt levels as compared to the previous year, which indicated a continued liquidity concern for the joint venture. At June 30, 2016, the triggering events included the extended plant shutdown and a significant liquidity concern involving multiple bank loans that were coming due in the near future. Management determined these events in both years were other than temporary in nature and therefore conducted an impairment analysis utilizing a discounted cash flow fair market valuation and a Black-Sholes Model-Fair Value of Optionality used in valuing companies with substantial amounts of debt where a discounted cash flow valuation may be inadequate for estimating fair value with the assistance of a third-party valuation expert. In this valuation, significant unobservable inputs were used to calculate the fair value of the investment. The valuation led to the conclusion that the investment in the Yima Joint Venture was impaired as of June 30, 2017, and accordingly, we recorded a $17.7 million impairment for the fiscal year ended June 30, 2017 and an $8.6 million impairment for the fiscal year ended June 30, 2016.

Management determined that there was not an other than temporary triggering event during the six months ended December 31, 2017. The carrying value of our Yima Joint Venture investment was approximately $8.5 million as of both December 31, 2017 and June 30, 2017. We continue to monitor the Yima Joint Venture and could record an additional impairment in the future if operating conditions do not improve to meet our expectations, or if the liquidity situation worsens.

Tianwo-SES Clean Energy Technologies Limited (the “Tianwo-SES Joint Venture”)

Joint Venture Contract

In February 2014, SES Asia Technologies Limited, one of our wholly owned subsidiaries, entered into a Joint Venture Contract (the “JV Contract”) with Zhangjiagang Chemical Machinery Co., Ltd., which subsequently changed its legal name to Suzhou Thvow Technology Co. Ltd. (“STT”), to form the Tianwo-SES Joint Venture. The purpose of the Tianwo-SES Joint Venture is to establish the Company’s gasification technology as the leading gasification technology in the Tianwo-SES Joint Venture territory (which is China, Indonesia, the Philippines, Vietnam, Mongolia and Malaysia) by becoming a leading provider of proprietary equipment and engineering services for the technology. The scope of the Tianwo-SES Joint Venture is to market and license our gasification technology via project sublicenses; procurement and sale of proprietary equipment and services; coal testing; and engineering, procurement and research and development related to the technology. STT contributed 53.8 million Chinese Renmimbi yuan (“RMB”) (approximately $8.0 million) in April 2014 and was required to contribute an additional 46.2 million RMB (approximately $6.8 million) within two years of such date for a total contribution of 100 million RMB (approximately $14.8 million) in cash to the Tianwo-SES Joint Venture, and owns 65% of the Tianwo-SES Joint Venture.

We have contributed certain exclusive technology sub-licensing rights into the Tianwo-SES Joint Venture for the territory pursuant to the terms of a Technology Usage and Contribution Agreement (the “TUCA”) entered into among the Tianwo-SES Joint Venture, STT and us on the same date and further described in more detail below. This resulted in an original ownership of 35% of the Tianwo-SES Joint Venture by SES. Under the JV Contract, neither party may transfer their interests in the Tianwo-SES Joint Venture without first offering such interests to the other party.

In August 2017, the Company entered into a restructuring agreement of the Tianwo-SES Joint Venture (“Restructuring Agreement”). The agreed change in share ownership, reduction in the registered capital of the joint venture, and the final transfer of shares with local government authorities was completed in December 2017. In this restructuring, an additional party was added to the JV Contract, upon receipt of final government approvals, The Innovative Coal Chemical Design Institute (“ICCDI”) has become a 25% owner of Tianwo-SES, we have decreased our ownership to 25% and STT has decreased its ownership to 50%. ICCDI, which was previously owned by STT, engineered and constructed all three projects for the Aluminum Corporation of China. We received 11.15 million RMB (approximately $1.7 million) from ICCDI as a result of this restructuring. In conjunction with the joint venture restructuring, we also received 1.2 million RMB (approximately $180,000) related to outstanding invoices for services we had provided to the Tianwo SES Joint Venture.

In addition to the ownership changes described above, Tianwo-SES is now managed by a board of directors (the “Board”) consisting of eight directors, four appointed by STT, two appointed by ICCDI and two appointed by us. Certain acts as described in the JV Contract require the unanimous approval of the Board. If the Board becomes deadlocked on any issue, it will be resolved through binding arbitration in Shanghai. We, ICCDI and STT have the right to appoint a supervisor, which will supervise the management of Tianwo-SES, including through (i) inspecting accounting records, vouchers, books and statements of Tianwo-SES; (ii) supervising the actions of directors and management; and (iii) attending meetings of the Board to raise questions or suggestions regarding matters to be resolved by the Board. The general manager, which will serve as the principal executive of Tianwo-SES, will be appointed by ICCDI. Certain other members of management will be appointed by both us and STT.

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

The second capital contribution from STT of 46.2 million RMB (approximately $6.8 million) was not paid in April 2016 as required by the initial JV Contract. As part of the Restructuring Agreement, STT will reduce its ownership position in the JV to 50% and the obligation for payment of additional registered capital was removed.

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

Any party making improvements, whether patentable or not, relating to our technology after the establishment of the Tianwo-SES Joint Venture, grants to the other party an irrevocable, non-exclusive, royalty free right to use or license such improvements and agrees to make such improvements available to us free of charge. All such improvements shall become part of our technology and both parties shall have the same rights, licenses and obligations with respect to the improvement as contemplated by the TUCA.

The Tianwo-SES Joint Venture is required to establish an Intellectual Property Committee, with two representatives from the Tianwo-SES Joint Venture and two from SES. This Committee shall review all improvements and protection measures and recommend actions to be taken by the Tianwo-SES Joint Venture in furtherance thereof. Notwithstanding this, each party is entitled to take actions on its own to protect intellectual property rights. As of December 31, 2017, that committee was yet to be formed.

Any breach of or default under the TUCA which is not cured on notice entitles the non-breaching party to terminate. The Tianwo-SES Joint Venture indemnifies us for misuse of our technology or infringement of our technology upon rights of any third party.

Tianwo-SES Joint Venture unaudited financial data

The following table presents summarized financial information for the Tianwo-SES Joint Venture (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
Income Statement data:	2017	2016	2017	2016
Revenue	$109	$23	$109	$2,392
Operating loss	(643)	(1,580)	(1,241)	(3,138)
Net loss	(643)	(1,580)	(1,241)	(3,138)

Balance sheet data:	As of December 31, 2017	As of June 30, 2017
Current assets	$5,615	$6,016
Noncurrent assets	5,338	5,565
Current liabilities	4,034	3,696
Noncurrent liabilities	—	—
Equity	6,919	7,885

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

As the Company is not required to contribute additional capital, the Company is not recognizing losses in the venture, as this would cause the carrying value to be negative. Had the Company recognized its share of the losses related to the venture, the Company would have recognized losses of approximately $0.3 million and $1.1 million for the six months ended December 31, 2017 and 2016 respectively, and $4.2 million from inception to date.

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

We initially owned 97.6% of the ZZ Joint Venture and Xuecheng Energy owned the remaining 2.4%. In June 2015, we entered into a Share Purchase and Investment Agreement (the “SPA”) with Rui Feng Enterprises Limited (“Rui Feng”), whereby Rui Feng will acquire a controlling interest in Synthesis Energy Systems Investments Inc. (“SESI”), and a wholly owned subsidiary, which owns our interest in the ZZ Joint Venture.  Under the terms of the SPA, SESI originally agreed to sell an approximately 61% equity interest to Rui Feng in exchange for $10 million.  This amount was to be paid in four installments through December 2016, with the first installment of approximately $1.6 million paid on June 26, 2015. However, Rui Feng did not make any subsequent payments. This resulted in our majority ownership (approximately 88.1%) until we eventually restructured our ownership with Xuecheng Energy.

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

ZZ Joint Venture

As discussed in Note 4, in August 2016, the Company reached a definitive agreement with Xuecheng Energy to reduce its ownership in the ZZ Joint Venture to approximately 9%. The definitive agreement took full effect in October 2016, when the government approved our transfer. The ZZ Joint Venture was deconsolidated during the quarter ended December 31, 2016.

The following table provides the results of operations from discontinued operations, the ZZ Joint Venture, for the three months and six months ended December 31, 2017 and 2016.

	Three Months Ended December 31,		Six Months Ended December 31,
Revenue:	2017	2016	2017	2016
Product sales and other –related parties	$—	$—	$—	$—
Technology licensing and related services	—	—	—	168

Total revenue from discontinued operations	$—	$—	$—	$168

Net income/(loss) attributable to SES Stockholders:
From discontinued operations	$—	$—	$—	$(380)
From Gain on deconsolidation	—	2,318	—	2,318

Total Net income/(loss) from discontinued operations	$—	$2,318	$—	$1,938

The following table provides the major categories of cash flows from discontinued operations, our ZZ Joint Venture, for the six months ended December 31, 2017 and 2016.

	Six Months Ended December 31,
	2017	2016
Cash flow from operating activities	$—	$—
Cash flow from investing activities	—	(16)
Cash flow from financing activities	—	—

There are no significant non cash transactions related to discontinued operations for the six months ended December 31, 2017 and 2016.

Note 6 — Senior Secured Debentures

On October 24, 2017, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain accredited investors (the “Purchasers”) for the purchase of $8.0 million in principal amount of 11% Debentures. The Debentures have a term of 5 years with an interest rate of 11% that adjusts to 18% in the event the Company defaults on an interest payment. The Debentures require dividends received from BFR shall be used to pay down the principal amounts of outstanding Debentures. The Purchase Agreement and the Debentures contain certain customary representations, warranties and covenants. There are  no financial metric covenants related to the Debentures. The transaction was approved by a special committee of our board of directors due to the fact that certain board members were Purchasers. Interest on the outstanding balance of Debentures is payable quarterly commencing on January 2, 2018, all unpaid principal and interests on the debenture will be due on October 23, 2022.

The net offering proceeds to the Company from the sale of the Debentures and warrants, after deducting the placement agent’s fee and associated costs and expenses, was approximately $7.4 million, not including the proceeds, if any, from the exercise of the warrants issued in this offering. As compensation for its services, we paid T.R. Winston & Company, LLC (the “Placement Agent”): (i) a cash fee of $0.56 million (representing an aggregate fee equal to 7% of the face amount of the Debentures); and (ii) a warrant to purchase 70,000 shares of common stock, 7% of the shares issued to the Purchasers (the “Placement Agent Warrant”). The fair market value of the warrants was approximately $137,000 at the time of issuance and recorded as debt issuance cost. A total of approximately $1 million debt issuance cost was recorded as a result and is being amortized to interest expense over the term of the Debentures by using effective interest method beginning in October 2017.

The warrants issued to the Debenture investors and placement agent contain provisions providing for the adjustment of the purchase price and number of shares into which the securities are exercisable in the certain events. Also under certain events, the Company shall, at the holder’s option, purchase the warrants from the holder by paying the holder an amount in cash based on a Black Scholes Option Pricing Model for remaining unexercised warrants. Under U.S. GAAP, this potential cash transaction requires the Company to record the fair market value of the warrants as a liability as opposed to equity. Management used a Monte Carlo Simulation method to value the warrants with Anti-dilution Protection with the assistance of a third party valuation expert. To execute the model and value the warrants, certain assumptions were needed as noted below:

Valuation Date:	October 24, 2017
Warrant Expiration Date:	October 31, 2022
Total Number of Warrants Issued:	1,000,000
Contracted Conversion Ratio:	1:1
Warrant Exercise Price (USD)	4.00
Next Capital Raise Date:	October 31, 2018
Threshold exercise price post Capital raise:	2.51
Spot Price (USD):	3.28
Expected Life (Years):	5.0
Volatility:	66.0%
Volatility (Per-period Equivalent):	19.1%
Risk Free Interest Rate:	2.04%
Risk Free Rate (Per-period Equivalent):	0.17%
Nominal Value (USD Mn):	4.0
No Of Shares on conversion (Mn):	8.0

The results of the valuation exercise valued the warrants issued at $1.9528 per share, or $2.0 million  in total.

The Company recorded a total of $1.9 million as discount of Debentures and $0.1 million as debt issuance cost for warrants issued to investors and placement agent, which will be amortized  to interest expense over the term of the debenture beginning October 2017, this resulted in a charge of $0.07 million to interest expenses for the quarter ended December 31, 2017.

The effective annual interest rate of the debentures is approximately 18% after considering this $1.9 million discount related to the Debentures.

The warrants and the Placement Agent Warrants will be exercisable into shares of the Company’s common stock at any time from and after the closing date at an exercise price of $4.00 per common share (subject to adjustment). The warrants and the Placement Agent Warrants will terminate five years after they become exercisable. The warrants and the Placement Agent Warrants contain provisions providing for the adjustment of the purchase price and number of shares into which the securities are exercisable in the certain events described there.

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

Note 7 — Risks and Uncertainties

As of December 31, 2017, we had $10.3 million in cash and cash equivalents. On October 24, 2017, we received net proceeds of approximately $7.4 million related to the sale of $8.0 million of the Debentures. As of February 12, 2017, we had $9.6 million in cash and cash equivalents. We currently plan to use our available cash for: (i) securing orders and associated tasks with developing our business with a prime focus on creating regional platforms to develop projects that utilize our technology; (ii) paying the interest related to the Debentures; (iii) additional investment in AFE or future regional platforms; (iv) technology product advancement; (v) general and administrative expenses; and (vi) working capital and other general corporate purposes.

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

Fluctuations in exchange rates can have a material impact on the Company’s costs of construction, operating expenses and the realization of revenue from the sale of commodities. The Company cannot be assured that it will be able to offset any such fluctuations and any failure to do so could have a material adverse effect on the Company’s business, financial condition and results of operations. In addition, the Company’s financial statements are expressed in U.S. dollars and will be negatively affected if foreign currencies depreciate relative to the U.S. dollar as has happened recently with the RMB. In addition, the Company’s currency exchange losses may be magnified by exchange control regulations in China or other countries that restrict our ability to convert into U.S. dollars.

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

We evaluated the conditions of the Yima Joint Venture to determine whether an other-than-temporary decrease in value had occurred as of June 30, 2017 and 2016. As of June 30, 2017, management determined that there were triggering events related to its investment in the Yima Joint Venture and these were the lower than expected production levels and the increased debt levels as compared to the previous year, which indicated a continued liquidity concern for the joint venture. As of June 30, 2016, the triggering events included the extended plant shutdown and a significant liquidity concern involving multiple bank loans that were coming due in the near future. Management determined these events in both years were other-than-temporary in nature and therefore conducted an impairment analysis utilizing a discounted cash flow fair market valuation and a Black-Scholes Model-Fair Value of Optionality used in valuing companies with substantial amounts of debt where a discounted cash flow valuation may be inadequate for estimating fair value with the assistance of a third-party valuation expert. In this valuation, significant unobservable inputs were used to calculate the fair value of the investment. The valuation led to the conclusion that our investment in the Yima Joint Venture was impaired as of June 30, 2017, and accordingly, we recorded a $17.7 million impairment for the year ended June 30, 2017 and an $8.6 million impairment for the year ended June 30, 2016. Management determined that there was not an other than temporary triggering event during the six months ended December 31, 2017. The carrying value of our Yima Joint Venture investment was approximately $8.5 million as of December 31, 2017 and June 30, 2017. We continue to monitor the Yima Joint Venture and could record an additional impairment in the future if operating conditions do not improve to meet our expectations, or if the liquidity situation worsens.

Should general economic, market or business conditions decline further, and continue to have a negative impact on our stock price or revenues, we may be required to record impairment charges in the future, which could materially and adversely affect financial condition and results of operation.

The Company is subject to concentration of credit risk with respect to our cash and cash equivalents, which it attempts to minimize by maintaining cash and cash equivalents with major high credit quality financial institutions. At times, the Company’s cash balances in a particular financial institution exceed limits that are insured by the U.S. Federal Deposit Insurance Corporation or equivalent agencies in foreign countries and jurisdictions such as Hong Kong. As of December 31, 2017, the Company had $10.3 million in cash and cash equivalents (of which $8.4 million is located in the United States).

On December 21, 2016, we received a letter from The NASDAQ Stock Market informing us that the closing bid price of our common stock has been below $1.00 per share for a period of 30 consecutive trading days, which is outside the requirements of The NASDAQ Stock Market for continued listing. Under NASDAQ Listing Rule 5810(c)(3)(A), we had a grace period of 180 calendar days, or until June 19, 2017, in which to regain compliance with the minimum bid price rule. On June 27, 2017, we were granted an additional 180-day period, or until December 18, 2017 to regain compliance with the listing requirements. A special stockholder meeting was held in November 2017 which approved a reverse split of our stock in the range of 1 for 2 and 1 for 8 shares. On December 4, 2017 we enacted a 1 for 8 reverse stock split in order to regain compliance with the minimum bid price rule and to change our ticker symbol from “SYMX” to “SES”. On December 19, 2017, we received notification that our stock price had regained compliance with Listing Rule 5550(a)(2) and this matter is now closed.

Note 8 — GTI License Agreement

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

Note 9 – Equity

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

Stock-Based Compensation

The number of shares have been adjusted for the 1 for 8 reverse stock split which became effective on December 4, 2017.

As of December 31, 2017, the Company has outstanding stock option and restricted stock awards granted under the Company’s 2015 Long Term Incentive Plan (the “2015 Incentive Plan”) and Amended and Restated 2005 Incentive Plan (the “2005 Incentive Plan”), under which the Company’s stockholders have authorized a total of 2.6 million shares of common stock for awards under the 2015 and 2005 Incentive Plan. The 2005 Incentive Plan expired as of November 7, 2015 and no future awards will be made thereunder. As of December 31, 2017, there were approximately 670,147 shares authorized for future issuance pursuant to the 2015 Incentive Plan. Under the 2015 Incentive Plan, the Company may grant incentive and non-qualified stock options, stock appreciation rights, restricted stock units and other stock-based awards to officers, directors, employees and non-employees. Stock option awards generally vest ratably over a one to four year period and expire ten years after the date of grant.

Restricted stock activity during the six months ended December 31, 2017 was as follows:

Restricted stock outstanding

Outstanding at June 30, 2017	30,487
Granted	5,814
Vested	(18,239)
Forfeited	—
Outstanding at December 31, 2017	18,062

Stock option activity during the six months ended December 31, 2017 was as follows:

Number of Underlying Stock Options

Outstanding at June 30, 2017	1,462,034
Granted	—
Exercised	—
Forfeited	(43,704)
Outstanding at December 31, 2017	1,418,330
Exercisable at December 31, 2017	1,381,324

As discussed in Note 6, on October 24, 2017, in connection with the issuance of the Debentures, the Company issued warrants to purchase 1,000,000 shares of common stock at exercise price of $4.00 per share to the investors and issued to the placement agent, for the debenture offering, warrants to purchase 70,000 shares of common stock at exercise price of $4.00 per share.

On November 1, 2017, the Company issued warrants to Market Development Consulting Group, Inc. (“MDC”), the Company’s investor relations advisor, to acquire 50,000 shares of the Company’s common stock at an exercise price of $3.52 per share according to the term of the consulting agreement, as amended on October 28, 2016, between the Company and MDC. The fair value of the warrants was estimated to be approximately $0.2 million.

Stock warrants activity during the six months ended December 31, 2017 were as follows:

Number of Underlying Warrants

Outstanding at June 30, 2017	1,289,355
Granted	1,120,000
Exercised	—
Forfeited	(583,334)
Outstanding at December 31, 2017	1,826,021
Exercisable at December 31, 2017	1,826,021

The fair value of the warrants issued during the six months ended December 31, 2017 to MDC was estimated at the date of grant using Black-Scholes-Morton model with the following weighted-average assumptions:

Risk-free rate of return	2.37%
Expected life of award (in years)	10
Expected dividend yield	0.00%
Expected volatility of stock	98%
Weighted-average grant date fair value	$0.38

The Company recognizes the stock-based expense related to the 2005 and 2015 Incentive Plan awards, warrants, and common stock over the requisite service period. The following table presents stock based compensation expense attributable to stock option awards issued under the 2005 and 2015 Incentive Plan and attributable to warrants issued to MDC as compensation (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016

2005 and 2015 Incentive Plans	$92	$79	$337	$279
Warrants and common stock	213	397	213	454
Total stock-based compensation expense	$305	$476	$550	$733

Note 10 – Net Loss Per Share

All share amounts and the number of shares used in the calculation of earning per share have been adjusted to for the 1 for 8 reverse stock split which became effective on December 4, 2017.

Historical net loss per share of common stock is computed using the weighted average number of shares of common stock outstanding. Basic loss per share excludes dilution and is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Stock options, warrants and unvested restricted stock are the only potential dilutive share equivalents the Company had outstanding for the periods presented. For the six months ended December 31, 2017 and 2016, options, restricted shares and warrants to purchase common stock excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive as the Company incurred net losses during those periods, amounted to 3.3 million and 2.6 million, respectively.

Note 11 – Segment Information

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

The following table presents statements of continuing operations data and assets by segment (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Revenue:
SES China	$52	$—	$52	$—
Technology licensing and related services	25	5	201	5
Corporate & other	—	—	92	—
Total revenue	$77	$5	$345	$5

Depreciation and amortization:
SES China	$3	$3	$6	$4
Technology licensing and related services	—	—	—	44
Corporate & other	6	6	12	—
Total depreciation and amortization	$9	$9	$18	$48

Operating income (loss):
SES China	$(4)	$(467)	$(258)	$(857)
Technology licensing and related services	(454)	(701)	(650)	(1,396)
Corporate & other	(1,304)	(1,750)	(2,378)	(3,293)
Total operating loss	$(1,762)	$(2,918)	$(3,286)	$(5,546)

	December 31, 2017	June 30, 2017
Assets:
SES China	$10,681	$8,123
Technology licensing and related services	960	929
Corporate & other	9,533	6,274
Total assets	$21,174	$15,326

Note 12 — Commitments and Contingencies

Litigation

The Company is currently not a party to any legal proceedings.

Contractual Obligations

In October 2017, the Company extended its corporate office lease term for an additional 13 months ending January 31, 2019 with rental payments of approximately $11,000 per month (monthly rent changes depending on actual utility usage each month). We have terminated our Shanghai office lease effective at the end of December 2017 and moved our office to our Tianwo-SES Joint Venture location with approximately $600 per month being charged.

The $8.0 million of Debentures which we sold on October 24, 2017 have a term of 5 years and will mature in October 2022. Interest payments related to the Debentures are due on the first of October, January, April and July.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. All statements other than statements of historical fact are forward-looking statements and are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected. Among those risks, trends and uncertainties are the ability of Batchfire Resources Pty Ltd (“BFR”) and Australian Future Energy Pty Ltd (“AFE”) management to successfully grow and develop their Australian assets and operations, including Callide and Pentland; the ability of BFR to produce earnings and pay dividends; the ability of SES EnCoal Energy sp. z o. o. (“SEE”) management to successfully grow and develop projects, assets and operations in Poland; our ability to raise additional capital; our indebtedness and the amount of cash required to service our indebtedness; our ability to develop and expand business of the Tianwo-SES Joint Venture in the joint venture territory; our ability to develop our power business unit and our other business verticals, including DRI steel, through our marketing arrangement with Midrex Technologies, and renewables; our ability to successfully develop our licensing business; the ability of our project with Yima to produce earnings and pay dividends; the economic conditions of countries where we are operating; events or circumstances which result in an impairment of our assets; our ability to reduce operating costs; our ability to make distributions and repatriate earnings from our Chinese operations; our ability to maintain our listing on the NASDAQ Stock Market; our ability to successfully commercialize our technology at a larger scale and higher pressures; commodity prices, including in particular natural gas, crude oil, methanol and power, the availability and terms of financing; our customers’ and/or our ability to obtain the necessary approvals and permits for future projects; our ability to estimate the sufficiency of existing capital resources; the sufficiency of internal controls and procedures; and our results of operations in countries outside of the U.S., where we are continuing to pursue and develop projects. Although we believe that in making such forward-looking statements our expectations are based upon reasonable assumptions, such statements may be influenced by factors that could cause actual outcomes and results to be materially different from those projected by us. We cannot assure you that the assumptions upon which these statements are based will prove to be correct.

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

Business Overview

We are a global clean energy company that owns proprietary technology, SES Gasfication Technology (“SGT”), for the low-cost and environmentally responsible production of synthesis gas (“syngas”). Syngas produced from SGT is a mixture of primarily hydrogen, carbon monoxide and methane, and is used for the production of a wide variety of high-value clean energy and chemical products, such as substitute natural gas, power, methanol and fertilizer. Since 2007, we have built five projects in China which utilize twelve of our proprietary gasification systems. These projects have demonstrated the unique capabilities of SGT to provide low-cost syngas with lower-cost to build, efficient operations and environmentally responsible attributes. Over the past 10 years, we have focused primarily on the successful demonstration and commercialization of our technology. Our current focus is on leveraging our unique proven technology capabilities to form value accretive regional business platforms in stable and dependable regions of the world, creating the necessary commercial structures and financing approaches which we believe will deliver attractive financial results. Our business model is to create value growth via these regional platforms, through the generation of earnings, from the licensing of our proprietary technology and the sale of proprietary equipment, and through income from equity ownership in clean energy and chemical production facilities that utilize our technology. It is also our strategy to further the commercial success of these regional business platforms by working simultaneously to link low-cost local coal or renewable resources to the projects that are being developed through ownership in resources, and through contractual relationships.

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

It is our goal to partner with established local expertise to form regionally focused growth platforms. We cooperate with partners who can bring strong local knowledge of the markets and government influences and who have the expertise required for project development, project financing, and fundraising to deliver financial results for the platforms. At present, we have completed the formation of our first regional platform in Australia, Australian Future Energy (“AFE”) and our second regional platform in Poland, SES Encoal Energy sp. zo. o (“SEE”).

We operate our business from our headquarters located in Houston, Texas and our offices in Shanghai, China. Additionally, our investments have independent operations in Brisbane, Australia, and Warsaw, Poland.

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

We are expanding our targeted global markets to include a focus on Australia and Eastern Europe where each have unique market dynamics where we believe we can deploy our technology into projects. The ability of our Australian platform, through AFE and BFR, and our Poland platform, through SEE, to develop and provide the contemplated returns on our investment is critical to our future success and growth.

While Australia is rich in LNG it has a significant number of operating LNG projects with long-term LNG supply commitments into Asia and needs to continue the responsible development of its own rich coal resources. We believe Australia is also challenged with an increasingly unsustainable decline in the ratio of conventional base load power to intermittently available solar and wind power due to shutdowns of older coal-power stations. This imbalance is creating high power prices and the resultant market demand for cleaner coal and natural gas power for base load.

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

Results of Operations

Three Months Ended December 31, 2017 (“Current Quarter”) Compared to the Three Months Ended December 31, 2016 (“Comparable Quarter”)

Unless noted below the results of operations are comparing Current Quarter results of operations with the Comparable Quarter results from continuing operations.

Revenue. Total revenue was $77,000 for the Current Quarter as compared to $5,000 for the Comparable Quarter. The increase was primarily due to technical consulting and engineering services provided to customers which included $52,000 provided to a related party customer.

Costs of sales and operating expenses. Total costs of sales and plant operating expenses was $55,000 for the Current Quarter as compared to $2,000 for the Comparable Quarter. The increase was primarily due to the costs of technical consulting and engineering services provided to customers.

General and administrative expenses. General and administrative expenses was $1.5 million in the Current Quarter compared with $2.4 million for the Comparable Quarter. The $0.9 million decrease was due primarily to the reduction of professional fees and other general and administrative expenses.

Stock-based expense. Stock-based expense was $0.3 million for the Current Quarter as compared to $0.5 million for the Comparable Quarter. The decrease of $0.2 million was due primarily to a decrease in the number of stock warrants issued during the Current Quarter as compared with the Comparable Quarter.

Depreciation and amortization. Depreciation and amortization expense was $9,000 for both the Current Quarter and the Comparable Quarter.

Interest expenses: Interest expense was $0.2 million for the Current Quarter as compared to zero for the Comparable Quarter, which was primarily due to the interest paid to the Debenture (as defined below) investors and the amortization of debt discount and issuance cost for the Current Quarter.

Gain on fair value adjustments of derivative liabilities. The net gain on fair value adjustments of derivative liabilities was approximately $0.4 million for the Current Quarter compared with zero for the Comparable Quarter, which resulted from the lower fair market value for our warrants issued to the Debenture investors and placement agent as of December 31, 2017 versus the fair market value as of the issuance date of October 24, 2017.

Other gain/loss: The other gain was $1.7 million for the Current Quarter as compared to zero for the Comparable Quarter, which was primarily due to the restructuring of the Tianwo-SES Joint Venture.

Foreign currency gain / loss. Foreign currency gain for the Current Quarter was $46,000 compared with a loss of $0.1 million for the Comparable Quarter. The $46,000 foreign currency gain for the Current Quarter primarily resulted from the 1.5% appreciation of the Chinese Renmimbi yuan (“RMB”) relative to the U.S. Dollar (“USD”) from September to December 2017 as compared to a depreciation of the RMB relative to the USD of 4% during the Comparable Period.

Gain from discontinued operations. Gain from discontinued operations of zero for the Current Quarter.   Gain from discontinued operations for the Comparable Quarter related to our ZZ joint Venture, the gain of $2.3 million was due to primarily to the deconsolidation of ZZ joint venture in the Comparable Quarter.

Six Months Ended December 31, 2017 (“Current Period”) Compared to the Six Months Ended December 31, 2016 (“Comparable Period”)

Unless noted below the results of operations are comparing Current Period results of operations with the Comparable Period results from continuing operations.

Revenue. Total revenue was $0.3 million for the Current Period as compared to $5,000 for the Comparable Period. The increase was primarily due to technical consulting and engineering services provided to related party customers.

Costs of sales and operating expenses. Total costs of sales and plant operating expenses was $0.1 million for the Current Period as compared to $2,000 for the Comparable Period. The increase was primarily due to the costs of technical consulting and engineering services provided to related party customers.

General and administrative expenses. General and administrative expenses was $2.9 million in the Current Period compared with $4.8 million for the Comparable Period. The $1.9 million decrease was due primarily to the reduction of professional fees and other general and administrative expenses.

Stock-based expense. Stock-based expense was $0.6 million for the Current Period as compared to $0.7 million for the Comparable Period. The decrease of $0.1 million was due primarily to a decrease in the number of stock warrants issued during the Current Period as compared with the Comparable Period.

Depreciation and amortization. Depreciation and amortization expense for was $18,000 for the Current Period compared with $48,000 for the Comparable Period, which primarily related to the amortization of our exclusive worldwide GTI license fee.

Interest expenses: Interest expense was $0.2 million for the Current Period as compared to zero for the Comparable Period, which was primarily due to the interest paid to the Debenture investors and the amortization of debt discount and issuance cost for the Current Period.

Gain on fair value adjustments of derivative liabilits. The net gain on fair value adjustments of derivative liabilities was approximately $0.4 million for the Current Period compared with zero for the Comparable Period, which resulted from the lower fair market value for our warrants issued to the debentures investors and placement agent as of December 31, 2017 versus the fair market value as of the issuance date of October 24, 2017.

Other gain/loss: The other gain was $1.7 million for the Current Period as compared to zero for the Comparable Period, which was primarily due to the restruture of the Tianwo-SES Joint Venture.

Foreign currency gain / loss. Foreign currency gain was $107,000 for the Current Period compared with a loss of $140,000 for the Comparable Period. The $107,000 foreign currency gain for the Current Period primarily resulted from the 3.5% appreciation of the RMB relative to the USD from June to December 2017 as compared to a depreciation of the RMB relative to the USD of 5% during the Comparable Period.

Gain from discontinued operations. Gain from discontinued operations of zero for the Current Period.  Gain from discontinued operations of $1.9 million for the Comparable Period related to our ZZ Joint Venture.

Liquidity and Capital Resources

As of December 31, 2017, we had $10.3 million in cash and cash equivalents and $9.8 million of working capital. As of February 12, 2018, we had $9.6 million in cash and cash equivalents. We currently plan to use our available cash for: (i) securing orders and associated tasks with developing our business with a prime focus on creating regional platforms to develop projects that utilize our technology; (ii) paying the interest related to the Debentures; (iii) additional investment in AFE or future regional platforms; (iv) technology product advancement; (v) general and administrative expenses; and (vi) working capital and other general corporate purposes.

On October 24, 2017, we entered into a securities purchase agreement (the “Purchase Agreement”) with certain accredited investors (the “Purchasers”) for the purchase of $8.0 million in principal amount of 11% Debentures. The Debentures have a term of 5 years with an interest rate of 11% that adjusts to 18% in the event the Company defaults on an interest payment. The Debentures requirel dividends received from BFR shall be used to pay down the principal amounts of outstanding Debentures. Additionally, we issued warrants to purchase 1,000,000 shares of common stock at $4.00 per common share. The Purchase Agreement and  the Debentures contain certain customary representations, warranties and covenants. There are no financial metric covenants related to the Debentures. The transaction was approved by a special committee of our board of directors due to the fact that certain board members were Purchasers.

The net offering proceeds to the Company from the sale of the Debentures and warrants, after deducting the placement agent’s fee and associated costs and expenses, was approximately $7.4 million, not including the proceeds, if any, from the exercise of the warrants issued in this the offering. As compensation for its services, we paid T.R. Winston & Company, LLC (the “Placement Agent”): (i) a cash fee of $0.56 million (representing an aggregate fee equal to 7% of the face amount of the Debentures); and (ii) a warrant to purchase 70,000 shares of common stock, 7% of the shares issued to the Purchasers (the “Placement Agent Warrant”). We have also agreed to reimburse certain expenses of the Placement Agent.

The warrants and the Placement Agent Warrants will be exercisable into shares of the Company’s common stock at any time from and after the closing date at an exercise price of $4.00 per common share (subject to adjustment). The warrants and the Placement Agent Warrants will terminate five years after they become exercisable. The warrants and the Placement Agent Warrants contain provisions providing for the adjustment of the purchase price and number of shares into which the securities are exercisable.

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

The following summarizes the sources and uses of cash during the Current Period:

•	Operating Activities: During the Current Period, we used $3.4 million in cash for operating activities compared to $4.5 million during the Comparable Period. The decrease was primarily due to the reduction in general and administrative expenses.

•	Investing Activities: During the Current Period, we had a net source of cash of $1.4 million in investing activities, which included $1.7 million proceeds from the Tianwo-SES Joint Venture share transfer, and $0.3 million additional investment for our AFE Joint Venture. During the Comparable Period, we used $5,000 in investing activities for capital expenditures and used $12,000 related to our ZZ Joint Venture restructuring.

•	Financing Activities: For the Current Period, we had a net source of $7.2 million as compared to a net source of cash of $26,000 in the Comparable Period. During the Current Period, we received net proceeds of $7.4 million from issuance of the debentures and paid legal fees of $0.2 million related to issuance costs of our Debentures. During the Comparable Period, we received proceeds of $26,000 from the exercise of stock options.

Current Operations and Projects

Australian Future Energy Pty Ltd

In 2014, we established AFE together with an Australian company, Ambre Investments PTY Limited (“Ambre”). AFE is an independently managed Australian business platform established for the purpose of building a large-scale, vertically integrated business in Australia based on developing, building and owning equity interests in financially attractive and environmentally responsible projects that produce low cost syngas as a competitive alternative to expensive local natural gas and LNG. The project undertakings by AFE are expected to produce syngas for the markets of industrial fuel gas such as aluminum manufacturing, cement making and ore processing as well as power generation, chemicals and fertilizers. The syngas is expected to be produced from local coal and renewable resources where AFE is acquiring ownership positions in the resources or creating long-term priced contracts for secure sources of low-cost feedstock for its projects, and for direct local and seaborne export markets. In 2016, AFE completed the creation and spin-off of Batchfire Resources Pty Ltd (as discussed below) as a separate standalone company which acquired and operates the Callide coal mine in Queensland. In August 2017, AFE completed the acquisition of the mine development lease related to the 270 million ton resource near Pentland, Queensland through AFE’s wholly owned subsidiary, Great Northern Energy Pty Ltd.

For our ownership interest in AFE, we have been contributing cash and engineering support for AFE’s business development while Ambre contributed cash and services. Additional ownership in AFE has been granted to AFE management team and staff individuals providing services to AFE. In January 2017, we elected to increase our ownership interest in AFE by contributing approximately $0.4 million of cash. In August 2017, we elected to make additional contributions of $0.47 million to maintain our 39% ownership interest in AFE. On December 31, 2017, we owned approximately 39% of AFE.

On June 9, 2015, we entered into a Master Technology Agreement (the “MTA”) with AFE which was later revised on May 10, 2017 (as described below). Pursuant to the MTA, we have conveyed certain exclusive access rights to our gasification technology in Australia focusing on promotion and use of our technology in projects. AFE is the exclusive operational entity for business relating to our technology in Australia and AFE owns no rights to sub-license our technology. AFE will work with us on project license agreements for use of our technology as projects are developed in Australia. In return for its work, AFE will receive a share of any license fee we receive for a project license in Australia.

On May 10, 2017, we entered into a project technology license agreement with AFE in connection with a project being developed by AFE in Queensland Australia. AFE intends to form a subsidiary project company and assign the project technology license agreement to that company and that company will assume all of the obligations of AFE thereunder. Pursuant to the project technology license agreement, we granted a non-exclusive, license to use our technology at the project to manufacture syngas and to use our technology in the design of the facility. In consideration, the project technology license agreement calls for a license fee to be finalized based on the finalized plant capacity and a separate fee of $2.0 million for the delivery of a process design package. License fees shall be paid as project milestones are reached throughout the planning, construction and first five years of plant operations. The success and timing of the project being developed by AFE will affect if and/or when we will be able to receive all of the payments from this license agreement. However, there can be no assurance that AFE will be successful in developing a project.

If AFE makes, whether patentable or not, improvements relating to our technology, they grant to us and our affiliates, an irrevocable royalty free right to use or license such improvements and agrees to make such improvements available free of charge.

AFE provides indemnity to us for damages resulting from the use of the technology in a manner other than as contemplated by the license, while we indemnify AFE to the extent that the intellectual property associated with the technology is found to infringe on the rights of a third party. Either party may terminate the license in connection with a material breach by the other party or the other party’s bankruptcy. AFE may also terminate if we fail to diligently commence the process design package as contemplated by the license. We also provide a guarantee of all obligations under the license. If we are undable to fulfil our obligations under this agreement, AFE may terminate the agreement and be entitled to a full, irrevocable, and unencumbered license for the duration of its project to use without any further payment to us.

AFE has evaluated multiple project opportunities and is currently focused on three projects, all in the state of Queensland, targeted to produce a combination of syngas and methane for industrial fuel gas plus ammonia, urea and electric power.

Batchfire Resources Pty Ltd

As a result of AFE’s early stage business development efforts associated with the Callide coal mine in Central Queensland, Australia, AFE created Batchfire Resources Pty Ltd (“BFR”). BFR was a spin-off company for which ownership interest was distributed to the existing shareholders of AFE and to the new BFR management team in December 2015. BFR is registered in Australia and was formed for the purpose of purchasing the Callide thermal coal mine from Anglo-American plc (“Anglo-American”). The acquisition of the Callide thermal coal mine from Anglo-American was completed in October 2016. The Callide mine is one of the largest thermal coal mines in Australia, and has been in operation for more than 20 years. As reported by BFR at the time of the acquisition, Callide has approximately 230 million metric tons of recoverable reserves and an additional 850 million metric tons of proven resources.

The exact terms of the acquisition are confidential, but BFR stated that it had received investment support for the acquisition from Singapore-based Lindenfels Pte, Ltd, a subsidiary of commodity traders Avra Commodities. As a result of the completed transaction, our ownership position in BFR is approximately 11% as of December 31,2017.

In January 2018, the Minister of Natural Resources, Mines and Energy approved BFR’s mining lease application through to 2043 for Callide coal mine’s Boundary Hill South Project. BFR produces approximately 10 mtpa of saleable coal from Callide, with approximately 6.5 mtpa utilized domestically for power generation and alumina refining with the balance of production sold to Asian markets.

BFR is implementing its mining plan at Callide intended to lower the per unit mining costs and deliver profitable financial results.

SES EnCoal Energy sp. z o. o.

In October 2017, we entered into agreements with Warsaw-based EnInvestments sp. z o.o., to form a Polish limited liability joint venture company, SES EnCoal Energy sp. z o. o. (“SEE”), headquartered in Warsaw. Under the terms of the agreements, we and EnInvestments are equal shareholders of SEE and SEE will exclusively market, develop, and commercialize projects in Poland which utilize our technology, services, and proprietary equipment and we will provide our technology, services, and proprietary equipment in Poland only to projects developed and commercialized by SEE. The goal of SEE is to establish efficient clean energy projects that provide Polish industries superior economic benefits as compared to the use of expensive, imported natural gas and LNG, while providing energy independence through our technological capabilities to convert the wide range of Poland’s indigenous coals, coal waste, biomass and municipal waste to valuable syngas products.  SEE has developed a pipeline of projects and together with us is actively working with Polish customers and partners to complete necessary project feasibility, permitting, and SGT technology agreement steps required prior to starting construction on the projects.

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

To resolve these issues, during the quarter ended June 30, 2016, the Yima Joint Venture commenced an organizational restructuring to better streamline the operations. This restructuring effort was a multi-step process which included combining the three joint ventures into a single operating entity and obtaining a business operating license. The Yima Joint Venture received the business license for the production of methanol protein and methanol by-product in July 2016 and merged the three joint ventures into one joint venture in November 2016. In November 2017, the Yima Joint Venture had completed the required safety testing and successfully received its safety production permit from the Henan government. The Yima Joint Venture has further updated its business scope with the government to include methanol production. An updated business license was successfully obtained in January 2018. The Yima Joint Venture is now processing a Chemical Product Production Permit.

Since the plant became operational in November 2016, it has had periods of running at full design capacity, and periods of operation at lower levels of production. For the period November 2016 through June 2017, the plant generated 132,250 tons of pure methanol. The plant experienced a 90 day period in which it operated at full capacity ending in August 2017. For the six months ending December 31, 2017 the plant produced 80,685 tons of pure methanol. The plant was idled for planned maintenance for the last ten days of September 2017 through mid-November 2017. The primary operational issues were related to poor equipment supply quality issues that have plagued this facility throughout its operational history. We continue to see signs of overall improvement in operations, resulting in longer periods of production at design capacity. In addition, since May 2017, the Yima Joint Venture team has been working closely with our technical team to address specific items that are necessary to continue to improve the operations in the coming years.

The Yima Joint Venture experienced certain liquidity concerns with a series of third party bank loans due during calendar year 2016. Yima, the 75% shareholder of the Yima Joint Venture, has been routinely providing liquidity to the Yima Joint Venture in the form of shareholder loans and in October 2016, Yima successfully refinanced amounts which were due in October 2016. In addition to this refinancing, Yima has completed an internal restructuring of its debts in 2017 and has converted the majority of outstanding third-party loans into shareholder loans from Yima and its related affiliate companies. As of December 31, 2017, the Yima Joint Venture’s third party debt is approximately $8.6 million with $6.6 million coming due in March 2018 and $2.0 million due in April 2018.

We evaluated the conditions of the Yima Joint Venture to determine whether an other than temporary decrease in value had occurred as of June 30, 2017 and 2016. At June 30, 2017, management determined that there were triggering events related to the value of its investment and these were the lower than expected production levels and the increased debt levels as compared to the previous year, which indicated a continued liquidity concern for the joint venture. At June 30, 2016, the triggering events included the extended plant shutdown and a significant liquidity concern involving multiple bank loans that were coming due in the near future. Management determined these events in both years were other than temporary in nature and therefore conducted an impairment analysis utilizing a discounted cash flow fair market valuation and a Black-Scholes Model-Fair Value of Optionality used in valuing companies with substantial amounts of debt where a discounted cash flow valuation may be inadequate for estimating fair value with the assistance of a third-party valuation expert. In this valuation, significant unobservable inputs were used to calculate the fair value of the investment. The valuation led to the conclusion that the investment in the Yima Joint Venture was impaired as of June 30, 2017, and accordingly, we recorded a $17.7 million impairment for the fiscal year ended June 30, 2017 and an $8.6 million impairment for the fiscal year ended June 30, 2016.

Management determined that there was not an other than temporary triggering event during the six months ended December 31, 2017. The carrying value of our Yima Joint Venture investment was approximately $8.5 million as of both December 31, 2017 and June 30, 2017. We continue to monitor the Yima Joint Venture and could record an additional impairment in the future if operating conditions do not improve to meet our expectations, or if the liquidity situation worsens.

Tianwo-SES Clean Energy Technologies Limited (the “Tianwo-SES Joint Venture”)

Joint Venture Contract

In February 2014, SES Asia Technologies Limited, one of our wholly owned subsidiaries, entered into a Joint Venture Contract (the “JV Contract”) with Zhangjiagang Chemical Machinery Co., Ltd., which subsequently changed its legal name to Suzhou Thvow Technology Co. Ltd. (“STT”), to form the Tianwo-SES Joint Venture. The purpose of the Tianwo-SES Joint Venture is to establish the Company’s gasification technology as the leading gasification technology in the Tianwo-SES Joint Venture territory (which is China, Indonesia, the Philippines, Vietnam, Mongolia and Malaysia) by becoming a leading provider of proprietary equipment and engineering services for the technology. The scope of the Tianwo-SES Joint Venture is to market and license our gasification technology via project sublicenses; procurement and sale of proprietary equipment and services; coal testing; and engineering, procurement and research and development related to the technology. STT contributed 53.8 million RMB (approximately $8.0 million) in April 2014 and was required to contribute an additional 46.2 million RMB (approximately $6.8 million) within two years of such date for a total contribution of 100 million RMB (approximately $14.8 million) in cash to the Tianwo-SES Joint Venture, and owns 65% of the Tianwo-SES Joint Venture.

We have contributed certain exclusive technology sub-licensing rights into the Tianwo-SES Joint Venture for the territory pursuant to the terms of a Technology Usage and Contribution Agreement (the “TUCA”) entered into among the Tianwo-SES Joint Venture, STT and us on the same date and further described in more detail below. This resulted in an original ownership of 35% of the Tianwo-SES Joint Venture by SES. Under the JV Contract, neither party may transfer their interests in the Tianwo-SES Joint Venture without first offering such interests to the other party.

In August 2017, the Company entered into a restructuring agreement of the Tianwo-SES Joint Venture (“Restructuring Agreement”). The agreed change in share ownership, reduction in the registered capital of the joint venture, and the final transfer of shares with local government authorities was completed in December 2017. In this restructuring, an additional party was added to the JV Contract, upon receipt of final governmental approvals, The Innovative Coal Chemical Design Institute (“ICCDI”) has become a 25% owner of Tianwo-SES, we have decreased our ownership to 25% and STT has decreased its ownership to 50%. ICCDI, which was previously owned by STT, engineered and constructed all three projects for the Aluminum Corporation of China. We received 11.15 million RMB (approximately $1.7 million) from ICCDI as a result of this restructuring. In conjunction with the joint venture restructuring, we also received 1.2 million RMB (approximately $180,000) related to outstanding invoices for services we had provided to the Tianwo-SES Joint Venture. The inclusion of ICCDI as an owner enhances the joint venture’s bidding ability and we believe the joint venture will focus on securing larger coal to chemical projects as well as continue to pursue projects in the industrial fuels segment.

In addition to the ownership changes described above, Tianwo-SES is now managed by a board of directors (the “Board”) consisting of eight directors, four appointed by STT, two appointed by ICCDI and two appointed by us. Certain acts as described in the JV Contract require the unanimous approval of the Board. If the Board becomes deadlocked on any issue, it will be resolved through binding arbitration in Shanghai. We, ICCDI and STT have the right to appoint a supervisor, which will supervise the management of Tianwo-SES, including through (i) inspecting accounting records, vouchers, books and statements of Tianwo-SES; (ii) supervising the actions of directors and management; and (iii) attending meetings of the Board to raise questions or suggestions regarding matters to be resolved by the Board. The general manager, which will serve as the principal executive of Tianwo-SES, will be appointed by ICCDI. Certain other members of management will be appointed by both us and STT.

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

The second capital contribution from STT of 46.2 million RMB (approximately $6.8 million) was not paid in April 2016 as required by the initial JV Contract. As part of the Restructuring Agreement, STT reduced its ownership position in the JV to 50% and the obligation for payment of additional registered capital was removed.

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

Any party making improvements, whether patentable or not, relating to our technology after the establishment of the Tianwo-SES Joint Venture, grants to the other party an irrevocable, non-exclusive, royalty free right to use or license such improvements and agrees to make such improvements available to us free of charge. All such improvements shall become part of our technology and all parties shall have the same rights, licenses and obligations with respect to the improvement as contemplated by the TUCA.

The Tianwo-SES Joint Venture is required to establish an Intellectual Property Committee, with two representatives from the Tianwo-SES Joint Venture and two from SES. This Committee shall review all improvements and protection measures and recommend actions to be taken by the Tianwo-SES Joint Venture in furtherance thereof. Notwithstanding this, each party is entitled to take actions on its own to protect intellectual property rights. As of December 31, 2017, that committee was yet to be formed.

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

We initially owned 97.6% of the ZZ Joint Venture and Xuecheng Energy owned the remaining 2.4%. In June 2015, we entered into a Share Purchase and Investment Agreement (the “SPA”) with Rui Feng Enterprises Limited (“Rui Feng”), whereby Rui Feng will acquire a controlling interest in Synthesis Energy Systems Investments Inc. (“SESI”), and a wholly owned subsidiary, which owns our interest in the ZZ Joint Venture.  Under the terms of the SPA, SESI originally agreed to sell an approximately 61% equity interest to Rui Feng in exchange for $10 million.  This amount was to be paid in four installments through December 2016, with the first installment of approximately $1.6 million paid on June 26, 2015. However, Rui Feng did not make any subsequent payments. This resulted in our majority ownership (approximately 88.1%) until we eventually restructured our ownership with Xuecheng Energy.

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

Internal control over the valuation of cost method investments

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

Changes in Internal Control Over Financial Reporting

Outside of the remediation efforts discussed above, there have been no changes in our internal control over financial reporting during the six months ended December 31, 2017 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Changes in Registrant’s Certifying Accountants

Effective November 20, 2017, the Audit Committee of the Board of Directors approved the dismissal of BDO USA, LLP (“BDO”) as the Company’s independent registered public accounting firm and engaged RSM US, LLP (“RSM”) as its independent registered public accounting firm for the Company’s fiscal year ended June 30, 2018 and related interim periods. The decision to engage RSM as the Company’s independent registered public accounting firm was approved by Audit Committee of the Company’s board of directors.

BDO’s audit reports on the consolidated financial statements of the Company and subsidiaries as of June 30, 2017, 2016 , 2015 and for each of the years in the three year period ended June 30, 2017 did not contain any advserse opinion or disclaimer of opinion and were not qualified or modified as to uncedrtainty, audit scope, or accounting principles.

During the fiscal years ended June 30, 2017, 2016, 2015 and the subsequent interim period through November 2017, there were no disagreements with BDO on any matter of accounting priniciples or practices, financial statement disclosure, or additing scope or procedure, which, if not resolved to the satisfaction of BDO, would have caused BDO to make reference to the subject matter of the disagreement(s) in connection with its reports.

During the year ended June 30, 2017, there was a “reportable event” as defined in Regulation S-K, Item 304(a)(1)(v). The Company reported the existence of a material weakness in Copmany’s internal control over financial reporting relating to the preparation and review of the impairment evaluation of its cost method investments, as more fully described in Item 9A of the Company’s Annual Reort on Form 10-K for the year ended June 30, 2017, and its Quarterly Reports on Form 10-Q for the periods ended September 30, 2016, December 31, 2016 and March 31, 2017 and September 30, 2017. The Audit Committee of the Company’s board of directors, and the Company’s board of directors discussed the material weakness with BDO and authorized BDO to respond fully to the inquiries of RSM concerning the material weakness.

BDO was provided a copy of the above disclosures and has furnished the Company with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements.

During the fiscal years ended June 30, 2017, 2016, and 2015 and the subsequent interim period prior to the engagement of RSM, the Company did not consult with RSM regarding either (i) the application of accounting principles to specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Companys’s consolidated financial statement and neither a written report was provided to the Company or oral advice was provided that RSM concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue or (ii) any matter that was either the subject of a disagreement as defined in (a)(1)(iv) of Item 304 of Regulation S-K and the related instruction to Item 304 of Regulation S-K or a reportable event as the term is defined in (a)(1)(v) of Item 304 of Regulation S-K.

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

As of December 31, 2017, we had $10.3 million in cash and cash equivalents. On October 24, 2017, we received net proceeds of approximately $7.4 million related to the sale of $8.0 million of Debentures. The Debentures have a term of 5 years with an interest rate of 11% that adjusts to 18% in the event the Company defaults on an interest payment. The Debentures require dividends received from BFR shall be used to pay down the principal amounts of outstanding Debentures. Additionally, we issued warrants to purchase 1,000,000 shares of common stock at $4.00 per common share.

As of February 12, 2018, we had $9.6 million in cash and cash equivalents. We currently plan to use our available cash for: (i) securing orders and associated tasks with developing our business with a prime focus on creating regional platforms to develop projects that utilize our technology; (ii) paying the interest related to the Debentures; (iii) additional investment in AFE or future regional platforms; (iv) technology product advancement; (v) general and administrative expenses; and (vi) working capital and other general corporate purposes. The actual allocation and timing of these expenditures will be dependent on various factors, including changes in our strategic relationships, commodity prices and industry conditions, and other factors that the Company cannot currently predict.

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

We evaluated the conditions of the Yima Joint Venture to determine whether an other-than-temporary decrease in value had occurred as of June 30, 2017 and 2016. As of June 30, 2017, management determined that there were triggering events related to its investment in the Yima Joint Venture and these were the lower than expected production levels and the increased debt levels as compared to the previous year, which indicated a continued liquidity concern for the joint venture. As of June 30, 2016, the triggering events included the extended plant shutdown and a significant liquidity concern involving multiple bank loans that were coming due in the near future. Management determined these events in both years were other-than-temporary in nature and therefore conducted an impairment analysis utilizing a discounted cash flow fair market valuation and a Black-Scholes Model-Fair Value of Optionality used in valuing companies with substantial amounts of debt where a discounted cash flow valuation may be inadequate for estimating fair value with the assistance of a third-party valuation expert. In this valuation, significant unobservable inputs were used to calculate the fair value of the investment. The valuation led to the conclusion that our investment in the Yima Joint Venture was impaired as of June 30, 2017, and accordingly, we recorded a $17.7 million impairment for the year ended June 30, 2017 and an $8.6 million impairment for the year ended June 30, 2016. Management determined that there was not an other than temporary triggering event during the six month period ended December 31, 2017. The carrying value of our Yima Joint Venture investment was approximately $8.5 million as of December 31, 2017 and June 30, 2017. We continue to monitor the Yima Joint Venture and could record an additional impairment in the future if operating conditions do not improve to meet our expectations, or if the liquidity situation worsens.

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

SYNTHESIS ENERGY SYSTEMS, INC.

Date: February 12, 2018	By:	/s/ DeLome Fair
DeLome Fair President and Chief Executive Officer

Date: February 12, 2018	By:	/s/ David Hiscocks
David Hiscocks Corporate Controller

