Form 10-K/A
period 2017-06-30
SYNTHESIS ENERGY SYSTEMS INC
filed 2018-04-27
CIK 1375063

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

EXPLANATORY NOTE

The registrant is filing this Amendment No. 2 on Form 10-K/A (“Form 10-K/A”) to its Annual Report on Form 10-K for the quarter ended June 30, 2017 as filed with the Securities and Exchange Commission on October 30, 2017, as amended by Amendment No. 1 filed on November 9, 2017 which included the information required by Part III, Items 10, 11, 12, 13 and 14, which were not included in the prior filing in reliance on Instruction G(3) to Form 10-K (together, the “Original Filing”) solely to file new certifications by the registrant’s principal executive officer and principal financial officer to reflect the correct officer titles.

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

SYNTHESIS ENERGY SYSTEMS, INC.

Date: April 27, 2018	By:	/s/ DeLome Fair _________________________
DeLome Fair, President, Chief Executive Officer and Director, and principal financial officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/ DeLome Fair	President and Chief Executive Officer and Director (Principal Executive Officer and Principal Financial Officer)	April 27, 2018
DeLome Fair

/s/ David Hiscocks	Corporate Controller (Principal Accounting Officer)	April 27, 2018
David Hiscocks

/s/ Lorenzo Lamadrid	Chairman of the Board	April 27, 2018
Lorenzo Lamadrid

/s/ Robert Rigdon	Vice Chairman of the Board	April 27, 2018
Robert Rigdon

/s/Denis Slavich	Director	April 27, 2018
Denis Slavich

/s/ Harry Rubin	Director	April 27, 2018
Harry Rubin

/s/ Ziwang Xu	Director	April 27, 2018
Ziwang Xu

/s/ Charles Brown	Director	April 27, 2018
Charles Brown