Form 10-Q/A
period 2017-09-30
SYNTHESIS ENERGY SYSTEMS INC
filed 2018-04-27
CIK 1375063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

________________

FORM 10-Q

(Amendment No. 1)

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

Explanatory Note

The registrant is filing this Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 as filed with the Securities and Exchange Commission on November 14, 2017 (the “Original Filing”) solely (i) to amend Item 4 to provide the required conclusion regarding the effectiveness of the registrant’s disclosure controls and procedures, and (ii) to file new certifications by the registrant’s principal executive officer and principal financial officer to reflect the correct officer titles.

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

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, as of September 30, 2017, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that as of September 30, 2017, as a result of the material weakness in our internal control over financial reporting discussed below and in the Company’s Annual Report on Form 10-K, for the year ended June 30, 2017, our disclosure controls and procedures were not effective in ensuring that the information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding disclosure.

Material Weakness Respecting Internal Control over the valuation of cost method investments

As disclosed in our Annual Report on Form 10-K for the year ended June 30, 2017, we did not maintain effective internal controls over financial reporting. A material weakness was identified relating to the impairment valuation of our cost method investments. Specifically, we did not effectively operate controls over management’s review of the impairment assessment, including its review of certain elements related to the valuation of our cost based investments. This material weakness resulted in errors that, if not corrected, would have resulted in a material misstatement of the amount of our impairment of our cost method investment.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits

Number	Description of Exhibits
10.1+	Amendment to Employment Letter between the Company and Chris Raczkowski dated June 30, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 6, 2017).
10.2	Restructuring Agreement dated August 18, 2017 among SES Asia Technologies Limited, Suzhou THVOW Technology Co., Ltd., and Innovative Coal Chemical Design Institute – English translation from Chinese document (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 24, 2017).
10.3	Share Transfer Agreement dated August 18, 2017 between SES Asia Technologies Limited and Innovative Coal Chemical Design Institute – English translation from Chinese document (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 24, 2017).
10.4	Joint Venture Contract among Suzhou THVOW Technology Co., Ltd., Innovative Coal Chemical Design Institute and SES Asia Technologies, Ltd., dated August 18, 2017 – English translation from Chinese document (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 24, 2017). **
10.5	Technology Usage and Contribution Agreement among Jiangsu Tianwo-SES Clean Energy Technologies Co., Ltd., Suzhou THVOW Technology Co., Ltd., Innovative Coal Chemical Design Institute and SES Asia Technologies, Ltd., dated August 18, 2017 – English translation from Chinese document (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 24, 2017). **
31.1*	Certification of Principal Executive Officer and Principal Financial Officer of Synthesis Energy Systems, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer of Synthesis Energy Systems, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document (incorporated by reference to Exhibit 101.INS to the Company's Quarterly Report on Form 10-Q filed on November 14, 2017).**
101.SCH	XBRL Taxonomy Extension Schema Document (incorporated by reference to Exhibit 101.SCH to the Company's Quarterly Report on Form 10-Q filed on November 14, 2017)**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (incorporated by reference to Exhibit 101.CAL to the Company's Quarterly Report on Form 10-Q filed on November 14, 2017)**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (incorporated by reference to Exhibit 101.DEF to the Company's Quarterly Report on Form 10-Q filed on November 14, 2017)**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (incorporated by reference to Exhibit 101.LAB to the Company's Quarterly Report on Form 10-Q filed on November 14, 2017)**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (incorporated by reference to Exhibit 101.PRE to the Company's Quarterly Report on Form 10-Q filed on November 14, 2017) **

____________________________________

+	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	In accordance with Rule 406T of Regulation S-T, the XBRL information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNTHESIS ENERGY SYSTEMS, INC.

Date: April 27, 2018	By:	/s/ DeLome Fair
DeLome Fair
President and Chief Executive Officer, and principal financial officer

Date: April 27, 2018	By:	/s/ David Hiscocks
David Hiscocks
Corporate Controller

