Form 10-Q
period 2018-03-31
SYNTHESIS ENERGY SYSTEMS INC
filed 2018-05-14
CIK 1375063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Yes ☐     No ☒

As of April 30, 2018, there were 10,999,393 shares of the registrant’s common stock, par value $.01 per share, outstanding.

PART I

Item 1. Financial Statements

SYNTHESIS ENERGY SYSTEMS, INC.

Consolidated Balance Sheets

(In thousands, except per share amount)

	March 31, 2018	June 30, 2017
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$8,574	$4,988
Accounts receivable, net, related party	288	167
Accounts receivable, net, third party	125	—
Prepaid expenses and other currents assets	1,038	539
Inventory	—	42

Total current assets	10,025	5,736

Property, plant and equipment, net	14	24
Intangible asset, net	1,028	984
Investment in joint ventures	8,803	8,539
Other long-term assets	27	43

Total assets	$19,897	$15,326

LIABILITIES AND EQUITY
Current liabilities:
Accrued expenses and accounts payable	$1,519	$1,765

Total current liabilities	1,519	1,765

Senior secured debenture principal	8,000	—
Less unamortized discount and debt issuance costs	(2,707)	—
Total senior secured debenture	5,293	—
Derivative liabilities	1,617	—
Total long-term liabilities	6,910	—

Total liabilities	8,429	1,765

Commitment and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $0.01 par value- 20,000 shares authorized – no shares issued and outstanding	—	—
Common stock, $0.01 par value: 200,000 shares authorized: 10,982 shares and 10,929 shares issued and outstanding as of March 31, 2018 and June 30, 2017 respectively	110	109
Additional paid-in capital	264,729	263,809
Accumulated deficit	(255,828)	(253,174)
Accumulated other comprehensive income	3,468	4,018
Total stockholders’ equity	12,479	14,762
Noncontrolling interests in subsidiaries	(1,011)	(1,201)

Total equity	11,468	13,561

Total liabilities and equity	$19,897	$15,326

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine-Months Ended
	March 31,		March 31,
	2018	2017	2018	2017

Revenue:
Technology licensing and related services-related party	$563	$—	$883	$—
Technology licensing and related services-third party	244	22	269	27
Total revenue	807	22	1,152	27

Costs and Expenses:
Costs of sales and operating	214	20	360	22
General and administrative expenses	1,511	2,155	4,427	6,924
Stock-based expense	370	566	921	1,298
Depreciation and amortization	9	9	27	57
Total costs and expenses	2,104	2,750	5,735	8,301

Operating loss	(1,297)	(2,728)	(4,583)	(8,274)

Non-operating (income)/expense:
Equity losses of Joint Ventures	70	40	392	40
Foreign currency (gain)/ losses, net	(112)	(16)	(219)	124
Interest expense	319	—	552	—
Interest income	(21)	(3)	(31)	(11)
Gain on fair value adjustments of derivative liabilities	(34)	—	(473)	—
Other (gain)	—	—	(1,689)	—
Loss from continuing operations	(1,519)	(2,749)	(3,115)	(8,427)
Income from discontinued operations	—	—	—	1,929

Net Loss	(1,519)	(2,749)	(3,115)	(6,498)
Less: net loss attributable to noncontrolling interests	(43)	(37)	(461)	(270)
Net income/(loss) attributable to SES stockholders	$(1,476)	$(2,712)	$(2,654)	$(6,228)

Net income/(loss) attributable to SES stockholders:
From continuing operations	(1,476)	(2,712)	(2,654)	(8,166)
From discontinued operations	—	—	—	1,938
Net income/(loss) attributable to SES stockholders	$(1,476)	$(2,712)	$(2,654)	$(6,228)

Net income/(loss) per share (Basic and diluted):
From continuing operations	(0.13)	(0.24)	(0.24)	(0.72)
From discontinued operations	—	—	—	0.16
Net income/(loss) attributable to SES stockholders	$(0.13)	$(0.24)	$(0.24)	$(0.56)
Weighted average common shares outstanding (Basic and diluted):	10,972	10,897	10,953	10,884

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.

Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended March 31,		Nine-Months Ended March 31,
	2018	2017	2018	2017
Net loss, as reported	$(1,519)	$(2,749)	$(3,115)	$(6,498)
Currency translation adjustment	(49)	(14)	101	(192)
Currency translation adjustment from deconsolidation	—	—	—	(2,486)
Comprehensive income/(loss)	(1,568)	(2,763)	(3,014)	(9,176)
Less:
Comprehensive income/(loss) attributable to noncontrolling interests	(44)	(43)	190	(270)
Comprehensive income attributable to deconsolidation	—	—	—	661
Comprehensive loss attributable to the Company	$(1,524)	$(2,720)	$(3,204)	$(9,567)

See accompanying notes to the consolidated financial statements

SYNTHESIS ENERGY SYSTEMS, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine-Months Ended
	March 31,
	2018	2017

Cash flows from operating activities:
Net loss	$(3,115)	$(6,498)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based expense	921	1,298
Amortization of debenture issuance cost	168	—
Depreciation and amortization	27	57
Gain on fair value adjustment of derivative	(473)	—
Gain on deconsolidation of joint ventures	—	(1,929)
Other gains	(1,689)	—
Equity in losses of joint ventures	392	40
Changes in operating assets and liabilities:
Accounts receivable-Related Party	(215)	—
Accounts receivable-Third Party	(125)	—
Prepaid expenses and other current assets	(468)	169
Inventory	43	—
Other long-term assets	(39)	(48)
Accrued expenses and payables	(319)	381
Net cash used in operating activities	(4,892)	(6,530)

Cash flows from investing activities:
Capital expenditures	—	(5)
Cash transferred in connection with deconsolidation	—	(12)
Proceeds from Tianwo-SES Joint Venture share transfer	1,689	—
Equity investment in joint ventures	(562)	(380)
Net cash provided by/(used in) investing activities	1,127	(397)

Cash flows from financing activities:
Proceeds from issuance of debenture, net	7,375	—
Payments on debenture issuance costs	(161)	—
Proceeds from exercise of stock options	—	82
Net cash provided by financing activities	7,214	82

Net increase (decrease) in cash	3,449	(6,845)
Cash and cash equivalents, beginning of period	4,988	13,807
Effect of exchange rates on cash	137	(4)
Cash and cash equivalents, end of period	$8,574	$6,958

Supplemental Disclosures:

Non-cash investing activities during the nine months ended March 31, 2018

•	The company exchanged $150,000 of accounts receivable for $150,000 additional investment in AFE for the nine months ended March 31, 2018.

Non-cash activities during the nine months ended March 31, 2017

•	There were no non-cash activities related to the nine months ended March 31, 2017.

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.

Consolidated Statement of Equity

(In thousands)

(Unaudited)

	Common Stock				Accumulated Other	Non-
	Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Comprehensive Income	controlling Interest	Total
Balance at June 30, 2016	10,873	$108	$261,987	$(226,938)	$6,586	$(1,554)	$40,189
Net loss	—	—	—	(6,228)	—	(270)	(6,498)
Currency translation adjustment from continuing operations	—	—	—	—	(192)	—	(192)
Reversal of cumulative translation adjustment due to deconsolidation of ZZ Joint Venture	—	—	—	—	(2,323)	(163)	(2,486)
Reversal of non-controlling interest due to deconsolidation of ZZ Joint Venture	—	—	—	—	—	831	831
Exercise of stock options	16	1	81	—	—	—	82
Stock-based expense	25	—	1,298	—	—	—	1,298
Balance at March 31, 2017	10,914	$109	$263,366	$(233,166)	$4,071	$(1,156)	$33,224

Balance at June 30, 2017	10,930	$109	$263,809	$(253,174)	$4,018	$(1,201)	$13,561
Net loss	—	—	—	(2,654)	—	(461)	(3,115)
Currency translation adjustment	—	—	—	—	(550)	651	101
Stock-based expense	52	1	920	—	—	—	921
Balance at March 31, 2018	10,982	$110	$264,729	$(255,828)	$3,468	$(1,011)	$11,468

See accompanying notes to the consolidated financial statements.

Note 1 — Business and Liquidity

(a) Organization and description of business

We are a global clean energy company that owns proprietary technology, SES Gasification Technology (“SGT”), for the low-cost and environmentally responsible production of synthesis gas (“syngas”). Syngas produced from SGT is a mixture of primarily hydrogen, carbon monoxide and methane, and is used for the production of a wide variety of high-value clean energy and chemical products, such as substitute natural gas, power, methanol and fertilizer. Since 2007, we have built five projects in China which utilize twelve of our proprietary gasification systems. These projects have demonstrated the unique capabilities of SGT to provide low-cost syngas with lower-cost to build, efficient operations and environmentally responsible attributes. Through the middle of 2017, we focused primarily on the successful demonstration and commercialization of our technology in China. Our current focus is on leveraging our unique proven technology capabilities to form value accretive regional business platforms in stable and dependable regions of the world, creating the necessary commercial structures and financing approaches which we believe will deliver attractive financial results. Our business model is to create value growth via these regional platforms, through the generation of earnings, from the licensing of our proprietary technology and the sale of proprietary equipment, and through income from equity ownership in clean energy and chemical production facilities that utilize our technology. It is also our strategy to further the commercial success of these regional business platforms by working simultaneously to link low-cost local coal or renewable resources to the projects that are being developed through ownership in resources, and through contractual relationships.

We operate our business from our headquarters located in Houston, Texas and our offices in Shanghai, China. Additionally, our investments have independent operations in Brisbane, Australia and Warsaw, Poland.

(b) Liquidity

As of March 31, 2018, we had $8.6 million in cash and cash equivalents and $8.5 million of working capital. On October 24, 2017, we received net proceeds of approximately $7.4 million related to the sale of $8.0 million of Senior Secured Debentures (“Debentures”). The Debentures have a term of 5 years with an interest rate of 11% that adjusts to 18% in the event the Company defaults on an interest payment. The Debentures require that dividends received from Batchfire Resources Pty Ltd (“BFR”) are used to pay down the principal amounts of outstanding Debentures. Additionally, we issued warrants to purchase 1,000,000 shares of common stock at $4.00 per common share (shares and price adjusted for 1 for 8 reverse stock split effective December 4, 2017, see Note 2 – (a) Reverse Stock Split). The transaction is discussed further in Note 6 – Senior Secured Debentures.

As of May 14, 2018 , we had $7.7 million in cash and cash equivalents. In addition to the cash and cash equivalents, we have approximately another $0.6 million in Chinese bank acceptance notes, which are similar to certificates of deposits and have maturity dates greater than 90 days but less than one year. We currently plan to use our available cash for: (i) securing orders and associated tasks with developing our business with a prime focus on creating regional platforms to develop projects that utilize our technology; (ii) paying the interest related to the Debentures; (iii) additional investment in Australia Future Energy Pty Ltd (“AFE”) or future regional platforms; (iv) technology product advancement; (v) general and administrative expenses; and (vi) working capital and other general corporate purposes.

We currently have very limited financial and human resources to fully develop and execute on all of our business opportunities; however, we intend to finance our development through paid services, technology access fees, equity and debt financings, earnings from operations and by securing financial and strategic partners focused on the development of these opportunities. We can make no assurances that our business operations will provide us with sufficient cash flows to continue our operations including our expected share of dividends from Batchfire Resources Pty Ltd. We are also seeking to raise capital through our strategic partnering activities. We may need to raise additional capital through equity and debt financing for any new ventures that are developed, to support our existing projects and possible expansions thereof and for our corporate general and administrative expenses. We may consider a full range of financing options in order to create the most value in the context of the increasing interest we are seeing in our technology which could include the cooperation of a large strategic partner. We cannot provide any assurance that any financing will be available to us in the future on acceptable terms or at all. Any such financing could be dilutive to our existing stockholders. If we cannot raise required funds on acceptable terms, we may not be able to, among other things, (i) maintain our general and administrative expenses at current levels including retention of key personnel and consultants; (ii) successfully implement our business strategy; (iii) make additional capital contributions to our joint ventures; (v) fund certain obligations as they become due; (vi) respond to competitive pressures or unanticipated capital requirements; or (vii) repay our indebtedness. In addition, the Company may elect to sell certain of its investments as a source of cash to develop additional projects or for its general corporate purposes. See “Note 8 – Risks and Uncertainties.”

Note 2 — Summary of Significant Accounting Policies

(a) Reverse Stock Split

On December 4, 2017, we enacted a 1 for 8 reverse stock split as approved by a special shareholder meeting in November 2017. All share and per share amounts in the condensed consolidated financial statements have been retroactively restated to reflect the reverse stock split.

(b) Basis of presentation and principles of consolidation

The consolidated financial statements for the periods presented are unaudited. Operating results for the three and nine-month periods ending March 31, 2018 are not necessarily indicative of results to be expected for the fiscal year ending June 30, 2018.

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

Prior to August 2016, we determined that the ZZ Joint Venture (as defined in Note 4 – Current Projects – ZZ Joint Venture) was a VIE and determined that the Company was the primary beneficiary. As noted in Note 5, in August 2016, the Company announced that it and Xuecheng Energy entered into a Definitive Agreement to restructure the ZZ Joint Venture. The agreement took full effect when the registration with the government was completed on October 31, 2016. During the second quarter of fiscal 2017, the Company deconsolidated the ZZ Joint Venture and began accounting for our investment in the ZZ Joint Venture under the cost method. The carrying value of this investment is zero at both March 31, 2018 and June 30, 2017.

We have determined that the Yima Joint Venture (as defined in Note 4 – Current Projects – Yima Joint Venture) is a VIE and that Yima, the joint venture partner, is the primary beneficiary since Yima has a 75% ownership interest in the Yima Joint Venture and has the power to direct the activities of the VIE that most significantly influence the VIE’s performance. We account for our investment in the Yima Joint Venture under the cost method. The carrying value of our investment in the Yima Joint Venture at both March 31, 2018 and June 30, 2017 was approximately $8.5 million. See Note 4 – Current Projects – Yima Joint Venture for a further discussion of our accounting method.

We have determined that the Tianwo-SES Joint Venture (as defined in Note 4 – Current Projects – Tianwo-SES Joint Venture) is a VIE and that STT, the largest joint venture partner, is the primary beneficiary since STT has a 50% ownership interest in the Tianwo-SES Joint Venture and has the power to direct the activities of the Tianwo-SES Joint Venture that most significantly influence its performance. We account for our investment in the Tianwo-SES Joint Venture under the equity method. Because of losses sustained by the Tianwo-SES Joint Venture, the carrying value of this joint venture is zero at both March 31, 2018 and June 30, 2017. See Note 4 – Current Projects – Tianwo-SES Joint Venture for a further discussion of our account method.

We have determined that AFE (as defined in Note 4 – Current Projects – Australia Future Energy Pty Ltd) is a VIE and that we are not the primary beneficiary as other shareholders have a 62% ownership interest and we are not the largest shareholder, but have the power to influence but not direct the activities of the VIE. We account for our investment in AFE under the equity method. The carrying value of our investment in AFE as of March 31, 2018 and June 30, 2017 was approximately $221,000 and $38,000 respectively.

We have determined that BFR (as defined in Note 4 – Current Projects – Batchfire Resources Pty Ltd) is a VIE and that we are not the primary beneficiary as other shareholders have more than an 89% ownership interest nor do we have the power to direct the activities of the VIE. We account for our investment in BFR under the cost method. At the time of the spin-off, the carrying amount of our investment in AFE was reduced to zero through equity losses. As such, the value of our investment in BFR was also zero. On March 31, 2018, our ownership in BFR was approximately 11% and the carrying value of our investment in BFR was zero as of March 31, 2018 and June 30, 2017.

We have determined that SEE (as defined in Note 4 – Current Projects – SES EnCoal Energy sp. z o. o.) is a VIE and that we are not the primary beneficiary as the ownership of the company is split between two equal shareholders each with a 50% ownership interest. We have the power to influence but not direct the activities of the VIE. We account for our investment in SEE under the equity method. The initial capitalization of the company was funded in January 2018 with an additional funding in March 2018. The carrying value of our investment in SEE as of March 31, 2018 and June 30, 2017 was approximately $80,000 and zero respectively.

(d) Investment in joint ventures

We have equity investments in various privately held entities. We account for these investments either under the equity method or cost method of accounting depending on our ownership interest and level of influence. Investments accounted for under the equity method are recorded based upon the amount of our investment and adjusted each period for our share of the investee's income or loss. Investments accounted for under the cost method are reviewed for changes in circumstance or the occurrence of events that suggest an other than temporary event resulting in our investment not being recoverable.

(e) Revenue Recognition

Revenue from sales of products and sales of equipment are recognized when the following elements are satisfied: (i) there are no uncertainties regarding customer acceptance; (ii) there is persuasive evidence that an agreement exists; (iii) performance or delivery has occurred; (iv) the sales price is fixed or determinable; and (v) collectability is reasonably assured.

We may receive upfront licensing fee payments when a license agreement is entered into.  Typically, the majority of a license fee is due once project financing and equipment installation occur. We recognize license fees for the use of its gasification systems as revenue when the license fees become due and payable under the license agreement, subject to the deferral of the amount of any performance guarantee.  Fees earned for engineering services, such as services that relate to integrating our technology to a customer’s project, are recognized using the percentage-of-completion method or as services are provided. Estimates are used in calculating the performance guarantees and also used in the percentage of completion method calculations as discussed in (f) Use of estimates below.

(f) Use of estimates

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

The Company’s financial assets and liabilities are classified based on the lowest level of input that is significant for the fair value measurement. The following table summarizes the assets of the Company measured at fair value on a recurring basis as of March 31, 2018 and June 30, 2017 (in thousands):

	March 31, 2018
	Level 1		Level 2		Level 3	Total
Assets:
Certificates of Deposit	$—		$50	(1)	$—	$50
Money Market Funds	6,265	(2)	—		—	6,265

Liabilities:
Derivative liabilities	$—		$—		$1,617	$1,617

	June 30, 2017
	Level 1		Level 2		Level 3	Total
Assets:
Certificates of Deposit	$—		$50	(1)	$—	$50
Money Market Funds	3,927	(2)	—		—	3,927

(1)	Amount included in current assets on the Company’s consolidated balance sheets.
(2)	Amount included in cash and cash equivalents on the Company’s consolidated balance sheets. There were no liabilities measured at fair value on a recurring basis as of June 30, 2017.

The following table sets forth the changes in the estimated fair value for our Level 3 classified derivative liabilities (in thousands):

Derivative liabilities balance - June 30, 2017	$—
Issuance of warrants - debenture	1,837
Down round protection provision	253
Change in fair value	(473)
Derivative liabilities balance - March 31, 2018	$1,617

The valuation methods implement the use of estimates as discussed in (f) Use of estimates above.

See also Note 7 – Derivative Liabilities for more details related to valuation and assumptions of the Company’s derivative liabilities.

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

(h) Derivative Instruments

The Company currently does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks.

The Company accounts for derivatives in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation.

(i) Tax Law Changes

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

Note 3 – Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, which creates Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers,” and supersedes most existing U.S. GAAP revenue recognition guidance. In summary, the core principle of Topic 606 provides a single principles-based, five-step model to be applied to all contracts with customers. The five steps are to identify the contract(s) with the customer, to identify the performance obligations in the contact, to determine the transaction price, to allocate the transaction price to the performance obligations in the contract and to recognize revenue when each performance obligation is satisfied. Revenue will be recognized when promised goods or services are transferred to the customer in an amount that reflects the consideration expected in exchange for those goods or services. Companies are allowed to select between two transition methods: (1) a full retrospective transition method with the application of the new guidance to each prior reporting period presented, or (2) a retrospective transition method that recognizes the cumulative effect on prior periods at the date of adoption together with additional footnote disclosures. The amendments in ASU No. 2014-09 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and early application is not permitted. In March 2016 and April 2016, the FASB issued ASU No. 2016-08 and ASU No. 2016-10, respectively. The amendments in ASU No. 2016-08 and ASU No. 2016-10 do not change the core principle of ASU No. 2014-09, but instead clarify the implementation guidance on principle versus agent considerations and identify performance obligations and the licensing implementation guidance, respectively. We have decided to use modified retrospective basis as our method of adoption and will adopt the standard on July 1, 2018. The new ASU will have no impact on our historically reported consolidated financial statements as the Company’s revenue recorded in the comparison periods have been analyzed and would be recorded similarly under the new standard. Timing of revenues related to license fees in the future will be affected as receipt and the satisfying of the performance obligations may differ. There were no license fee revenues for the comparison years. See also Note 2 (e) Revenue Recognition for current revenue recognition policy.

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

In February 2017, the FASB issued ASU No. 2017-05 which to clarify the scope and application of Subtopic 610-20, “Other Income– Gains and Losses from the Derecognition of Nonfinancial Assets”. The standard clarifies that a parent transferring its ownership interest in a consolidated subsidiary is within the scope of the accounting standard if substantially all of the fair value of the assets within that subsidiary are nonfinancial assets. The standard also clarifies that the derecognition of all businesses and nonprofit activities should be accounted for in accordance with derecognition and deconsolidation guidance. The standard also eliminates the exception in the financial asset guidance for transfers of investments (including equity method investments) in real estate entities. An entity is required to apply the amendments in this update at the same time that it applies the amendments in revenues from contracts with customers. The standard is effective for annual periods beginning after December 15, 2017, and may be applied retrospectively to each period presented or through a cumulative effect adjustment to retained earnings at the date of adoption. We are currently evaluating what impact, if any, the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures.

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

Note 4 – Current Projects

Australian Future Energy Pty Ltd

In 2014, we established Australian Future Energy Pty Ltd (“AFE”) together with an Australian company, Ambre Investments PTY Limited (“Ambre”). AFE is an independently managed Australian business platform established for the purpose of building a large-scale, vertically integrated business in Australia based on developing, building and owning equity interests in financially attractive and environmentally responsible projects that produce low cost syngas as a competitive alternative to expensive local natural gas and LNG. The project undertakings by AFE are expected to produce syngas for the markets of industrial fuel gas such as aluminum manufacturing, cement making and ore processing as well as power generation and chemicals. The syngas is expected to be produced from local coal and renewable resources where AFE is acquiring ownership positions in the resources or creating long-term priced contracts for secure sources of low-cost feedstock for its projects, and for direct local and seaborne export markets.

On June 9, 2015, we entered into a Master Technology Agreement (the “MTA”) with AFE which was later revised on May 10, 2017 (as described below). Pursuant to the MTA, we have conveyed certain exclusive access rights to our gasification technology in Australia focusing on promotion and use of our technology in projects. AFE is the exclusive operational entity for business relating to our technology in Australia and AFE owns no rights to sub-license our technology. AFE will work with us on project license agreements for use of our technology as projects are developed in Australia. In return for its work, AFE will receive a share of any license fee we receive for project licenses in Australia.

On May 10, 2017, we entered into a project technology license agreement with AFE in connection with a project being developed by AFE in Queensland Australia. AFE intends to form a subsidiary project company and assign the project technology license agreement to that company and that company will assume all of the obligations of AFE thereunder. Pursuant to the project technology license agreement, we granted a non-exclusive, license to use our technology at the project to manufacture syngas and to use our technology in the design of the facility. In consideration, the project technology license agreement calls for a license fee to be finalized based on the finalized plant capacity and a separate fee of $2.0 million for the delivery of a process design package. License fees shall be paid as project milestones are reached throughout the planning, construction and first five years of plant operations. The success and timing of the project being developed by AFE will affect if and/or when we will be able to receive all of the payments from this license agreement. However, there can be no assurance that AFE will be successful in developing this or any other project.

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

AFE has evaluated multiple project opportunities and is currently focused on three projects, all in the state of Queensland, targeted to produce a combination of syngas and methane for industrial fuel gas plus ammonia and electric power.

In 2016, AFE completed the creation and spin-off of Batchfire Resources Pty Ltd (as discussed below) as a separate standalone company which acquired and operates the Callide coal mine in Queensland.

In August 2017, AFE completed the acquisition of a mine development lease related to the resource near Pentland, Queensland through AFE’s wholly owned subsidiary, Great Northern Energy Pty Ltd.

For our ownership interest in AFE, we have been contributing cash and engineering support for AFE’s business development while Ambre contributed cash and services. Additional ownership in AFE has been granted to the AFE management team and staff individuals providing services to AFE. In January 2017, we elected to increase our ownership interest in AFE by contributing approximately $0.4 million of cash. In August 2017 and March 2018, we elected to make additional contributions of $0.47 million and $0.16 million respectively to assist AFE with developing its business in Australia. On March 31, 2018, we owned approximately 38% of AFE and the carrying value of our investment in AFE was approximately $0.2 million and $40,000 as of March 31, 2018 and June 30, 2017 respectively.

We account for our investment in AFE under the equity method. Our ownership of 38% makes us the second largest shareholder. We also maintain a seat on the board of directors which allows us to have significant influence on the operations and financial decisions, but not control, of the company.

The following summarizes condensed financial information of AFE for the three and nine months ended March 31, 2018 and 2017 and as of March 31, 2018 and June 30, 2017 (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
Income Statement data:	2018	2017	2018	2017
Net loss	$(181)	$(102)	$(1,178)	$(210)

Balance sheet data:	March 31, 2018	June 30, 2017
Total assets	$739	$525
Total Equity	503	130

Batchfire Resources Pty Ltd

As a result of AFE’s early stage of business development efforts associated with the Callide coal mine in Central Queensland, Australia, AFE created Batchfire Resources Pty Ltd (“BFR”). BFR was a spin-off company for which ownership interest was distributed to the existing shareholders of AFE and to the new BFR management team in December 2015. BFR is registered in Australia and was formed for the purpose of purchasing the Callide thermal coal mine from Anglo-American plc (“Anglo-American”). The Callide mine is one of the largest thermal coal mines in Australia, and has been in operation for more than 20 years.

In October 2016, BFR stated that it had received investment support for the acquisition from Singapore-based Lindenfels Pte, Ltd, a subsidiary of commodity traders Avra Commodities. The acquisition of the Callide thermal coal mine from Anglo-American was completed in October 2016.

We account for our investment in BFR under the cost method due to our limited investment and lack of significant influence. At the time of the spin-off, the carrying amount of our investment in AFE was reduced to zero through equity losses. As such, the value of the investment in BFR post spin-off was also zero. On March 31, 2018, our ownership in BFR was approximately 11% and the carrying value of our investment in BFR was zero as of March 31, 2018 and June 30, 2017.

SES EnCoal Energy sp. z o. o.

In October 2017, we entered into agreements with Warsaw-based EnInvestments sp. z o.o., to form a Polish limited liability joint venture company, SES EnCoal Energy sp. z o. o. (“SEE”), headquartered in Warsaw. Under the terms of the agreements, we and EnInvestments are equal shareholders of SEE and SEE will exclusively market, develop, and commercialize projects in Poland which utilize our technology, services, and proprietary equipment and we share with SEE a portion of the technology license payments, net of fees, we receive from Poland. The goal of SEE is to establish efficient clean energy projects that provide Polish industries superior economic benefits as compared to the use of expensive, imported natural gas and LNG, while providing energy independence through our technological capabilities to convert the wide range of Poland’s indigenous coals, coal waste, biomass and municipal waste to valuable syngas products.  SEE has developed a pipeline of projects and together with us is actively working with Polish customers and partners to complete necessary project feasibility, permitting, and SGT technology agreement steps required prior to starting construction on the projects.

Tauron Wytwarzanie S.A. (“Tauron”), has contracted Poland’s Institute of Coal Chemistry (“IChPW”) to complete a detailed preliminary design assessment and economic study for the conversion of its 200MW conventional power boilers to clean syngas which would be Poland’s first SGT facility. The project feasibility study concluded in March 2018 with positive results. The results presented by IChPW to Tauron have shown that the conversion of Tauron’s 200 MW power boiler utilizing SGT can be both economically attractive and environmentally beneficial. We believe that SGT power boiler conversions are an ideal solution capable of meeting EU and IED targets.

For our ownership interest in SEE, we have been contributing cash and assisting in the development of SEE. SEE was initially funded in January 2018 with a cash contribution of approximately $6,000 and an additional funding in March 2018 of $76,000.

On March 31, 2018, as an equal shareholder, our ownership was 50% of SEE and the carrying value of our investment in SEE was approximately $80,000 and zero as of March 31, 2018 and June 30, 2017, respectively.

We account for our investment in SEE under the equity method. Our ownership of 50% makes us an equal shareholder and we also maintain two of the four seats on the board of directors which allows us to have significant influence on the operations and financial decisions, but not control, of the company.

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

Despite initiating methanol production in December 2012, the Yima Joint Venture’s plant continued its construction through the beginning of 2016. In March 2016, the Yima Joint Venture completed the required performance testing of the SGT systems and successfully issued its Performance Test Certificate, which is the point that we considered the plant to be completed. The Yima Joint Venture has continued to account for the joint venture as under construction, capitalizing most costs through the end of December 2017.

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

The approval for the original joint ventures was for the production of methanol protein, and methanol by-product. This has impacted the ability of the plant to sell pure methanol on the open market. In addition, the existence of the three separate joint venture companies had been an impediment for the facility to receive the permanent safety operating permit.

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

Since the plant restored operations in November 2016, it has had periods of running at full design capacity and periods of operations at lower levels of production. The primary operational issues have been related to poor equipment supply quality issues that have plagued this facility throughout its operational history. We continue to see signs of overall improvement in operations, resulting in longer periods of production at design capacity.

In December 2017 and January 2018, on-going development cooperation and discussions with the Yima Joint Venture management resulted in the joint venture agreeing to pay various costs incurred by us during the construction and commissioning period of the facility in the amount of approximately RMB 16 million. As of March 31, 2018, we have received RMB 4.15 million (approximately $0.66 million) of payments from the Yima Joint Venture related to these costs. Additional payments may be forthcoming. Due to uncertainty, revenues will be recorded upon receipt of payment.

Since 2014, we have accounted for this joint venture under the cost method of accounting. Our conclusion to account for this joint venture under this methodology is based upon our historical lack of significant influence in the Yima Joint Venture. The lack of significant influence was determined based upon our interactions with the Yima Joint Venture related to our limited participation in operating and financial policymaking processes coupled with our limited ability to influence decisions which contribute to the financial success of the Yima Joint Venture. Under the terms of the joint venture agreement, the Yima Joint Venture is to be governed by a board of directors consisting of eight directors, two of whom were appointed by us and six of whom were appointed by Yima. Although we maintain two seats on the board of directors, the board does not meet on a regular basis and management, who has been appointed by Yima has acted alone without board approval in many cases. In 2016, the board began holding periodic meetings beginning in April 2016 and again in July 2016 with the last meeting being held in January 2017. Discussions at these meetings generally have not included policy decisions, but rather served a more ceremonial function. Yima’s parent company, Henan Energy Chemistry Group Company (“Henan Energy”) restructured the management of the Yima Joint Venture under the direction of the Henan Coal Gasification Company (“Henan Gasification”), which is an affiliated company reporting directly to Henan Energy. Henan Gasification currently has full authority of day to day operational and personnel decisions at the Yima Joint Venture. Therefore, we have concluded, and continue to believe, that we do not have significant influence in the matters of the Yima Joint Venture and the cost method is the appropriate accounting method. This consideration has been and continues to be monitored on a quarterly basis to assess whether that conclusion remains appropriate.

The Yima Joint Venture experienced certain liquidity concerns resulting primarily from a series of third party bank loans due during calendar year 2016, an extended shutdown of the plant, and a need for interim shareholder loans from Yima, the 75% shareholder of the Yima Joint Venture. Yima successfully refinanced amounts which were due in October 2016. In addition to this refinancing, Yima completed an internal restructuring of its third-party loans in 2017. Of the approximately $72.0 million of third-party loans, approximately $63.0 million was converted into shareholder loans from Yima with approximately $8.6 million of third-party loans remaining. As of March 31, 2018, the Yima Joint Venture’s third-party loans balance was approximately $8.6 million with $2.0 million coming due in April 2018, $4.0 million due in October 2018 and $3.2 million due in March 2019. The $2.0 million due in April 2018 was subsequently refinanced and is now due in April 2019.

We evaluated the conditions of the Yima Joint Venture to determine whether an other than temporary decrease in value had occurred as of June 30, 2017 and 2016. At June 30, 2017, management determined that there were triggering events related to the value of its investment and these were the lower than expected production levels and the increased debt levels as compared to the previous year, which indicated a continued liquidity concern for the joint venture. At June 30, 2016, the triggering events included the extended plant shutdown and a significant liquidity concern involving multiple bank loans that were coming due in the near future. Management determined these events in both years were other than temporary in nature and therefore conducted an impairment analysis utilizing a discounted cash flow fair market valuation and a Black-Sholes Model-Fair Value of Optionality used in valuing companies with substantial amounts of debt where a discounted cash flow valuation may be inadequate for estimating fair value with the assistance of a third-party valuation expert. In this valuation, significant unobservable inputs were used to calculate the fair value of the investment (see Note 2 – (f) Use of Estimates). The valuation led to the conclusion that the investment in the Yima Joint Venture was impaired as of June 30, 2017, and accordingly, we recorded a $17.7 million impairment for the fiscal year ended June 30, 2017 and an $8.6 million impairment for the fiscal year ended June 30, 2016.

Management determined that there was not an other than temporary triggering event during the nine-months ended March 31, 2018. The carrying value of our Yima Joint Venture investment was approximately $8.5 million as of both March 31, 2018 and June 30, 2017. We continue to monitor the Yima Joint Venture and could record an additional impairment in the future if operating conditions do not continue to improve to meet our expectations, or if the liquidity situation worsens.

Tianwo-SES Clean Energy Technologies Limited (the “Tianwo-SES Joint Venture”)

Joint Venture Contract

In February 2014, SES Asia Technologies Limited, one of our wholly owned subsidiaries, entered into a Joint Venture Contract (the “JV Contract”) with Zhangjiagang Chemical Machinery Co., Ltd., which subsequently changed its legal name to Suzhou Thvow Technology Co. Ltd. (“STT”), to form the Tianwo-SES Joint Venture. The purpose of the Tianwo-SES Joint Venture is to establish the Company’s gasification technology as the leading gasification technology in the Tianwo-SES Joint Venture territory (which is China, Indonesia, the Philippines, Vietnam, Mongolia and Malaysia) by becoming a leading provider of proprietary equipment and engineering services for the technology. The scope of the Tianwo-SES Joint Venture is to market and license our gasification technology via project sublicenses; procurement and sale of proprietary equipment and services; coal testing; and engineering, procurement and research and development related to the technology. STT contributed 53.8 million Chinese Renminbi yuan (“RMB”) (approximately $8.0 million) in April 2014 and was required to contribute an additional 46.2 million RMB (approximately $6.8 million) within two years of such date for a total contribution of 100 million RMB (approximately $14.8 million) in cash to the Tianwo-SES Joint Venture, and owns 65% of the Tianwo-SES Joint Venture.

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

In addition to the ownership changes described above, Tianwo-SES is now managed by a board of directors (the “Board”) consisting of eight directors, four appointed by STT, two appointed by ICCDI and two appointed by us. All significant acts as described in the JV Contract require the unanimous approval of the Board. If the Board becomes deadlocked on any issue, it will be resolved through binding arbitration in Shanghai. We, ICCDI and STT have the right to appoint a supervisor, which will supervise the management of Tianwo-SES, including through (i) inspecting accounting records, vouchers, books and statements of Tianwo-SES; (ii) supervising the actions of directors and management; and (iii) attending meetings of the Board to raise questions or suggestions regarding matters to be resolved by the Board. The general manager, which will serve as the principal executive of Tianwo-SES, will be appointed by ICCDI. Certain other members of management will be appointed by both us and STT.

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

The Tianwo-SES Joint Venture is required to establish an Intellectual Property Committee, with two representatives from the Tianwo-SES Joint Venture and two from SES. This Committee shall review all improvements and protection measures and recommend actions to be taken by the Tianwo-SES Joint Venture in furtherance thereof. Notwithstanding this, each party is entitled to take actions on its own to protect intellectual property rights. As of March 31, 2018, that committee was yet to be formed.

Any breach of or default under the TUCA which is not cured on notice entitles the non-breaching party to terminate. The Tianwo-SES Joint Venture indemnifies us for misuse of our technology or infringement of our technology upon rights of any third party.

Tianwo-SES Joint Venture unaudited financial data

The following table presents summarized financial information for the Tianwo-SES Joint Venture (in thousands):

	Three-Months Ended		Nine-Months Ended
	March 31,		March 31,
Income Statement data:	2018	2017	2018	2017
Revenue	$—	$1,317	$109	$3,709
Operating loss	(244)	(343)	(1,485)	(3,477)
Net loss	(244)	(1,176)	(1,485)	(4,310)

Balance sheet data:	As of March 31, 2018	As of June 30, 2017
Current assets	$7,714	$6,016
Noncurrent assets	1,454	5,565
Current liabilities	6,319	3,696
Noncurrent liabilities	—	—
Equity	2,849	7,885

The Tianwo-SES Joint Venture is accounted for under the equity method. The Company’s capital contribution in the formation of the venture was the TUCA, which is an intangible asset. As such, the Company did not record a carrying value at the inception of the venture. The carrying value of our investment in the Tianwo-SES Joint Venture was zero as of both March 31, 2018 and June 30, 2017. As such in December 2017, the proceeds related to the transfer of shares, 11.15 million RMB (approximately $1.7 million) was recorded as a gain when the final transfer of shares with local government authorities was completed.

Under the equity method of accounting, losses in the venture are not recorded if the losses cause the carrying value to be negative and there is no requirement of the Company to contribute additional capital. As the Company is not required to contribute additional capital, the Company is not recognizing losses in the venture, as this would cause the carrying value to be negative. Had the Company recognized its share of the losses related to the venture, the Company would have recognized losses of approximately $0.4 million and $1.2 million for the nine-months ended March 31, 2018 and 2017 respectively, and $4.3 million from inception to date.

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

In July 2016, CESI’s executive management changed after a restructuring agreement and the entrance of new shareholders. CESI has shifted its strategic direction away from developing projects as contemplated in the Joint Project Development and Investment Agreement. Although this cooperation is not active at this point in time, neither party has exercised their right to terminate the agreement. We have ceased activities to identify and develop projects under this platform.

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

We initially owned 97.6% of the ZZ Joint Venture and Xuecheng Energy owned the remaining 2.4%. In June 2015, we entered into a Share Purchase and Investment Agreement (the “SPA”) with Rui Feng Enterprises Limited (“Rui Feng”), whereby Rui Feng will acquire a controlling interest in Synthesis Energy Systems Investments Inc. (“SESI”), and a wholly owned subsidiary, which owns our interest in the ZZ Joint Venture.  Under the terms of the SPA, SESI originally agreed to sell an approximately 61% equity interest to Rui Feng in exchange for $10.0 million.  This amount was to be paid in four installments through December 2016, with the first installment of approximately $1.6 million paid on June 26, 2015. However, Rui Feng did not make any subsequent payments. This resulted in our majority ownership (approximately 88.1%) until we eventually restructured our ownership with Xuecheng Energy.

In August 2016, we announced that we and Xuecheng Energy entered into a definitive agreement to restructure the ZZ Joint Venture. Due to the Chinese government’s widespread initiative to move industry into larger scale, commercial and environmentally beneficial industrial parks, it became clear that the plant was no longer going to be allowed to operate in its current location. As a result, we retain an approximate nine percent ownership in the ZZ Joint Venture asset, and Xuecheng Energy assumed all outstanding liabilities of the ZZ Joint Venture, including payables related to the Cooperation Agreement with Xuecheng Energy signed in 2013. The definitive agreement took full effect when the registration with the government was completed on October 31, 2016. With the closure of this transaction, SES does not anticipate any future liabilities related to the ZZ Joint Venture. During the second quarter of fiscal 2017, we deconsolidated the ZZ Joint Venture and began accounting for our investment in the ZZ Joint Venture under the cost method.

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

The following table provides the results of operations from discontinued operations, the ZZ Joint Venture, for the three-months and nine-months ended March 31, 2018 and 2017.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
Revenue:	2018	2017	2018	2017
Product sales and other –related parties	$—	$—	$—	$—
Technology licensing and related services	—	—	—	168

Total revenue from discontinued operations	$—	$—	$—	$168

Net income/(loss) attributable to SES Stockholders:
From discontinued operations	$—	$—	$—	$(380)
From Gain on deconsolidation	—	—	—	2,318

Total Net income/(loss) from discontinued operations	$—	$—	$—	$1,938

The following table provides the major categories of cash flows from discontinued operations, our ZZ Joint Venture, for the nine months ended March 31, 2018 and 2017.

	Nine Months Ended
	March 31,
	2018	2017
Cash flow from operating activities	$—	$—
Cash flow from investing activities	—	(16)
Cash flow from financing activities	—	—

There are no significant non-cash transactions related to discontinued operations for the nine months ended March 31, 2018 and 2017.

Note 6 — Senior Secured Debentures

On October 24, 2017, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain accredited investors (the “Purchasers”) for the purchase of $8.0 million in principal amount of Debentures. The Debentures have a term of 5 years with an interest rate of 11% that adjusts to 18% in the event the Company defaults on an interest payment. The Debentures require that dividends received from BFR are used to pay down the principal amounts of outstanding Debentures. Additionally, we issued warrants to purchase 1,000,000 shares of common stock at $4.00 per common share. The Purchase Agreement and the Debentures contain certain customary representations, warranties and covenants. There are no financial metric covenants related to the Debentures. The transaction was approved by a special committee of our board of directors due to the fact that certain board members were Purchasers. Interest on the outstanding balance of Debentures is payable quarterly commencing on January 2, 2018, all unpaid principal and interests on the Debentures will be due on October 23, 2022.

The net offering proceeds to the Company from the sale of the Debentures and warrants, after deducting the placement agent’s fee and associated costs and expenses, was approximately $7.4 million, not including the proceeds, if any, from the exercise of the warrants issued in this offering. As compensation for its services, we paid T.R. Winston & Company, LLC (the “Placement Agent”): (i) a cash fee of $0.56 million (representing an aggregate fee equal to 7% of the face amount of the Debentures); and (ii) a warrant to purchase 70,000 shares of common stock, 7% of the shares issued to the Purchasers (the “Placement Agent Warrants”). We also agreed to reimburse certain expenses of the Placement Agent. The fair market value of the warrants was approximately $137,000 at the time of issuance and recorded as debt issuance cost. A total of approximately $1.0 million debt issuance cost was recorded as a result and is being amortized to interest expense over the term of the Debentures by using effective interest method beginning in October 2017.

The warrants issued to the Debenture investors and placement agent contain provisions providing for the adjustment of the purchase price and number of shares into which the securities are exercisable in the certain events. Also under certain events, the Company shall, at the holder’s option, purchase the warrants from the holder by paying the holder an amount in cash based on a Black Scholes Option Pricing Model for remaining unexercised warrants. Under U.S. GAAP, this potential cash transaction requires the Company to record the fair market value of the warrants as a liability as opposed to equity. Management used a Monte Carlo Simulation method to value the warrants with Anti-Dilution Protection with the assistance of a third-party valuation expert. To execute the model and value the warrants, certain assumptions were needed as noted below:

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

The total proceeds received are first allocated to the fair value of all the derivative instruments, the remaining proceeds, are then allocated to the Debentures, resulting in the Debentures being recorded at a discount from the face value.

The Company recorded $8.0 million as the face value of the debentures and a total of $1.9 million as discount of Debentures and $0.1 million as debt issuance cost for warrants issued to investors and placement agent, which will be amortized to interest expense over the term of the debenture beginning October 2017, this resulted in a charge to interest expense for the quarter ended March 31, 2018 and December 31, 2017 of $0.3 million and $70,000 respectively.

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

Note 7 — Derivative Liabilities

The warrants issued to the Debenture investors and placement agent contain provisions providing for the adjustment of the purchase price and number of shares into which the securities are exercisable under certain events. Also under certain events, the Company shall, at the holder’s option, purchase the warrants from the holder by paying the holder an amount in cash based on a Black Scholes Option Pricing Model for remaining unexercised warrants. ASC 815, which establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value. Management used a Monte Carlo Simulation method to value the warrants with Anti-Dilution Protection with the assistance of a third-party valuation expert to initially record the fair value of these derivatives. The third-party valuation expert also assisted management in valuing the derivatives as of December 31, 2017 and March 31, 2018 with the changes in the fair value reported as non-operating income or expense.

The number of warrants below include the Purchase Agent Warrants which are part of the derivative liability.

To execute the model and value the derivatives, certain assumptions were needed as noted below:

Assumptions	At Issuance October 24, 2017	Quarter Ending December 31, 2017	Quarter Ending March 31, 2018
Warrant Issue Date:	October 24, 2017	October 24, 2017	October 24, 2017
Valuation Date:	October 24, 2017	December 31, 2017	March 31, 2018
Warrant Expiration Date:	October 31, 2022	October 31, 2022	October 31, 2022
Total Number of Warrants Issued:	1,070,000	1,070,000	1,070,000
Warrant Exercise Price (USD):	4.00	4.00	4.00
Next Capital Raise Date:(1)	October 31, 2018	December 31, 2018	March 31, 2018
Threshold Exercise Price Post Capital Raise:(2)	2.51	2.51	2.15
Spot Price (USD):	3.28	2.84	2.68
Expected Life (Years):	5.0	4.8	4.6
Volatility:	66.0%	66.8%	69.0%
Volatility (Per-period Equivalent):	19.1%	19.3%	19.9%
Risk Free Interest Rate:	2.04%	2.21%	2.56%
Risk Free Rate (Per-period Equivalent):	0.17%	0.18%	0.21%

Nominal Value (USD Mn):	4.3	4.3	4.3
No. of Shares on Conversion (Mn):	1.1	1.1	1.1
Contracted Conversion Ratio:	1:1	1:1	1:1

Fair Values (in thousands)
Fair Value without Anti-Dilution Protection:	$1,837	$1,476	$1,377
Fair Value of Embedded Derivative:	253	175	240
Fair Value of the Warrants Issued:	$2,090	$1,651	$1,617

Gain on Fair Value Adjustments to Derivative Liabilities	Not Applicable	$439	$34

(1)	Next Capital Raise Date was assumed to be within a year of the debt offering and each valuation date. This was assumed as the Company has registered some type of capital raise in every year for the past 3 years. The Company may not have executed the capital raise but did register.
(2)	Threshold Exercise Price Post Capital Raise is assumed to be the 52-week low closing price, not to be confused with the 52-week low of the stock price.

The change in the derivative liability was mostly due to the decline in the Company’s stock price from October 24, 2017 to the reporting date of March 31, 2018. Other changes in assumptions are listed above, some change with the passage time, interest rate fluctuations and stock market volatility.

Note 8 — Risks and Uncertainties

As of March 31, 2018, we had $8.6 million in cash and cash equivalents and $8.5 million of working capital. On October 24, 2017, we received net proceeds of approximately $7.4 million related to the sale of $8.0 million of Debentures. The Debentures have a term of 5 years with an interest rate of 11% that adjusts to 18% in the event the Company defaults on an interest payment. The Debentures require that dividends received from BFR are used to pay down the principal amounts of outstanding Debentures. Additionally, we issued warrants to purchase 1,000,000 shares of common stock at $4.00 per common share.

As of May 14, 2018, we had $7.7 million in cash and cash equivalents. In addition to the cash and cash equivalents, we have approximately another $0.6 million in Chinese bank acceptance notes, which are similar to certificates of deposits, and have maturity dates greater than 90 days but less than one year. We currently plan to use our available cash for: (i) securing orders and associated tasks with developing our business with a prime focus on creating regional platforms to develop projects that utilize our technology; (ii) paying the interest related to the Debentures; (iii) additional investment in AFE or future regional platforms; (iv) technology product advancement; (v) general and administrative expenses; and (vi) working capital and other general corporate purposes. The actual allocation and timing of these expenditures will be dependent on various factors, including changes in our strategic relationships, commodity prices and industry conditions, and other factors that the Company cannot currently predict.

We currently have very limited financial and human resources to fully develop and execute on all of our business opportunities; however, we intend to finance our development through paid services, technology access fees, equity and debt financings, earnings from operations and by securing financial and strategic partners focused on the development of these opportunities. We can make no assurances that our business operations will provide us with sufficient cash flows to continue our operations including our expected share of dividends from BFR. We are also seeking to raise capital through our strategic partnering activities. We may need to raise additional capital through equity and debt financing for any new ventures that are developed, to support our existing projects and possible expansions thereof and for our corporate general and administrative expenses. We may consider a full range of financing options in order to create the most value in the context of the increasing interest we are seeing in our technology which could include the cooperation of a large strategic partner. We cannot provide any assurance that any financing will be available to us in the future on acceptable terms or at all. Any such financing could be dilutive to our existing stockholders. If we cannot raise required funds on acceptable terms, we may not be able to, among other things, (i) maintain our general and administrative expenses at current levels including retention of key personnel and consultants; (ii) successfully implement our business strategy; (iii) make additional capital contributions to our joint ventures; (v) fund certain obligations as they become due; (vi) respond to competitive pressures or unanticipated capital requirements; or (vii) repay our indebtedness. In addition, the Company may elect to sell certain of its investments as a source of cash to develop additional projects or for its general corporate purposes.

Other than AFE and our Yima Joint Venture, all of our other development opportunities are in the early stages of development and/or contract negotiations.

We will seek partners in the future for our equity platform projects and our future success will depend on these relationships and any other strategic relationships that we may enter into. We cannot assure you that we will satisfy the conditions required to maintain these relationships or that we will be able to enter into new relationships with future strategic partners on acceptable terms.

Any future decrease in economic activity in China, Australia, Poland or other regions of the world, in which the Company may in the future do business, could significantly and adversely affect its results of operations and financial condition in a number of other ways. Any decline in economic conditions may reduce the demand for prices from the products from our plants, thus the Company’s ability to finance and develop its existing projects, commence any new projects and sell its products could be adversely impacted.

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

We evaluated the conditions of the Yima Joint Venture to determine whether an other-than-temporary decrease in value had occurred as of June 30, 2017 and 2016. As of June 30, 2017, management determined that there were triggering events related to its investment in the Yima Joint Venture and these were the lower than expected production levels and the increased debt levels as compared to the previous year, which indicated a continued liquidity concern for the joint venture. As of June 30, 2016, the triggering events included the extended plant shutdown and a significant liquidity concern involving multiple bank loans that were coming due in the near future. Management determined these events in both years were other-than-temporary in nature and therefore conducted an impairment analysis utilizing a discounted cash flow fair market valuation and a Black-Scholes Model-Fair Value of Optionality used in valuing companies with substantial amounts of debt where a discounted cash flow valuation may be inadequate for estimating fair value with the assistance of a third-party valuation expert. In this valuation, significant unobservable inputs were used to calculate the fair value of the investment. The valuation led to the conclusion that our investment in the Yima Joint Venture was impaired as of June 30, 2017, and accordingly, we recorded a $17.7 million impairment for the year ended June 30, 2017 and an $8.6 million impairment for the year ended June 30, 2016. Management determined that there was not an other than temporary triggering event during the nine-months ended March 31, 2018. The carrying value of our Yima Joint Venture investment was approximately $8.5 million as of March 31, 2018 and June 30, 2017. We continue to monitor the Yima Joint Venture and could record an additional impairment in the future if operating conditions do not continue to improve to meet our expectations, or if the liquidity situation worsens.

Should general economic, market or business conditions decline further, and continue to have a negative impact on our stock price or revenues, we may be required to record impairment charges in the future, which could materially and adversely affect financial condition and results of operation.

Our operations are subject to stringent laws and regulations governing the discharge of materials into the environment, remediation of contaminated soil and groundwater, sitting of facilities or otherwise relating to environmental protection. Numerous governmental agencies, such as various Chinese, Australian and European Union authorities at the municipal, provincial or central government level and similar regulatory bodies in other countries, issue regulations to implement and enforce such laws, which often require difficult and costly compliance measures that carry substantial potential administrative, civil and criminal penalties or may result in injunctive relief for failure to comply. These laws and regulations may require the acquisition of a permit before construction and/or operations at a facility commence, restrict the types, quantities and concentrations of various substances that can be released into the environment in connection with such activities, limit or prohibit construction activities on certain lands lying within wilderness, wetlands, ecologically sensitive and other protected areas and impose substantial liabilities for pollution. We believe that we are in substantial compliance with current applicable environmental laws and regulations. Although to date we have not experienced any material adverse effect from compliance with existing environmental requirements, we cannot assure you that we will not suffer such effects in the future or that projects developed by our partners or customers will not suffer such effects.

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

Selling syngas, methanol, glycol and other commodities is highly regulated in many markets around the world, as will be projects in our business verticals for power, steel and renewables. We believe these projects will be supported by the governmental agencies in the areas where the projects will operate because coal-based technologies, which are less burdensome on the environment, are generally encouraged by most governments. However, in China and other developing markets, the regulatory environment is often uncertain and can change quickly, often with contradictory regulations or policy guidelines being issued. In some cases, government officials have different interpretations of such regulations and policy guidelines and project approvals that are obtained could later be deemed to be inadequate. Furthermore, new policy guidelines or regulations could alter applicable requirements or require that additional levels of approvals be obtained. In addition, the European Union continues to promote clean energy and climate policies and encouraging a shift away from facilities powered by coal. The Chinese government also continues to encourage newer technologies that can cleanly process coal. Although we do not believe that China’s project approval requirements and slowing of approvals for new coal to methanol and DME projects will invalidate any of our existing permits, our future joint ventures will have to abide by these guidelines. If we or our customers and partners are unable to effectively complete the government approval process in China, Australia, Poland and other markets in which we intend to operate, our business prospects and operating results could be seriously harmed.

The Company is subject to concentration of credit risk with respect to our cash and cash equivalents, which it attempts to minimize by maintaining cash and cash equivalents with major high credit quality financial institutions. At times, the Company’s cash balances in a particular financial institution exceed limits that are insured by the U.S. Federal Deposit Insurance Corporation or equivalent agencies in foreign countries and jurisdictions such as Hong Kong. As of March 31, 2018, the Company had $8.6 million in cash and cash equivalents (of which $6.6 million is located in the United States).

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

Note 9 — GTI License Agreement

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

Note 10 – Equity

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

As of December 31, 2017, the Company has outstanding stock option and restricted stock awards granted under the Company’s 2015 Long Term Incentive Plan (the “2015 Incentive Plan”) and Amended and Restated 2005 Incentive Plan (the “2005 Incentive Plan”), under which the Company’s stockholders have authorized a total of 2.6 million shares of common stock for awards under the 2015 and 2005 Incentive Plan. The 2005 Incentive Plan expired as of November 7, 2015 and no future awards will be made thereunder. As of December 31, 2017, there were approximately 670,147 shares authorized for future issuance pursuant to the 2015 Incentive Plan. Under the 2015 Incentive Plan, the Company may grant incentive and non-qualified stock options, stock appreciation rights, restricted stock units and other stock-based awards to officers, directors, employees and non-employees. Stock option awards generally vest ratably over a one to four-year period and expire ten years after the date of grant.

Restricted stock activity during the nine-months ended March 31, 2018 was as follows:

Restricted stock outstanding

Outstanding at June 30, 2017	30,487
Granted	13,627
Vested	(34,277)
Forfeited	—
Unvested at March 31, 2018	9,837

Stock option activity during the nine months ended March 31, 2018 was as follows:

Number of Underlying
Stock Options

Outstanding at June 30, 2017	1,462,034
Granted	343,088
Exercised	—
Forfeited	(43,704)
Outstanding at March 31, 2018	1,761,418
Exercisable at March 31, 2018	1,491,954

The fair values of the stock options issued during the nine months ended March 31, 2017 was estimated at the date of grant using Black-Scholes-Morton model with the following weighted-average assumptions:

Risk-free rate of return	2.60%
Expected life of award (years)	5.0
Expected dividend yield	0.00%
Expected volatility of stock	86%
Weighted-average grant date fair value	$2.34

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

Stock warrants activity during the nine-months ended March 31, 2018 were as follows:

Number of Underlying
Warrants

Outstanding at June 30, 2017	1,289,355
Granted	1,120,000
Exercised	—
Forfeited	(583,334)
Outstanding at March 31, 2018	1,826,021
Exercisable at March 31, 2018	1,826,021

The fair value of the warrants issued during the nine-months ended March 31, 2018 to MDC was estimated at the date of grant using Black-Scholes-Morton model with the following weighted-average assumptions:

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

The Company recognizes the stock-based expense related to the 2005 and 2015 Incentive Plan awards, warrants, and common stock over the requisite service period. The following table presents stock based compensation expense attributable to stock option awards issued under the 2005 and 2015 Incentive Plan and attributable to warrants issued to MDC as compensation (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017

2005 and 2015 Incentive Plans	$370	$506	$707	$785
Warrants and common stock	—	60	214	513
Total stock-based compensation expense	$370	$566	$921	$1,298

Note 11 – Net Loss Per Share

All share amounts and the number of shares used in the calculation of earnings per share have been adjusted to for the 1 for 8 reverse stock split which became effective on December 4, 2017.

Historical net loss per share of common stock is computed using the weighted average number of shares of common stock outstanding. Basic loss per share excludes dilution and is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Stock options, warrants and unvested restricted stock are the only potential dilutive share equivalents the Company had outstanding for the periods presented. For the nine-months ended March 31, 2018 and 2017, options, restricted shares and warrants to purchase common stock excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive as the Company incurred net losses during those periods, amounted to 3.6 million and 2.8 million, respectively.

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

The following table presents statements of continuing operations data and assets by segment (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Revenue:
SES China	$563	$—	$614	$—
Technology licensing and related services	244	22	445	27
Corporate & other	—	—	93	—
Total revenue	$807	$22	$1,152	$27

Depreciation and amortization:
SES China	$3	$3	$9	$7
Technology licensing and related services	—	—	—	—
Corporate & other	6	6	18	50
Total depreciation and amortization	$9	$9	$27	$57

Operating income (loss):
SES China	$290	$(426)	$31	$(1,283)
Technology licensing and related services	(131)	(516)	(782)	(1.912)
Corporate & other	(1,456)	(1,786)	(3,832)	(5,079)
Total operating loss	$(1,297)	$(2,728)	$(4,583)	$(8,274)

	March 31, 2018	June 30, 2017
Assets:
SES China	$11,187	$8,123
Technology licensing and related services	974	929
Corporate & other	7,736	6,274
Total assets	$19,897	$15,326

Note 13 — Commitments and Contingencies

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

The $8.0 million of Debentures which we sold on October 24, 2017 have a term of 5 years and will mature in October 2022. Interest payments related to the Debentures are due on the first of January, April, July and October.

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

On December 4, 2017, we enacted a 1 for 8 reverse stock split as approved by a special shareholder meeting in November 2017. All share and per share amounts in the condensed consolidated financial statements and this discussion and analysis have been retroactively restated to reflect the reverse stock split.

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

Business Overview

We are a global clean energy company that owns proprietary technology, SES Gasification Technology (“SGT”), for the low-cost and environmentally responsible production of synthesis gas (“syngas”). Syngas produced from SGT is a mixture of primarily hydrogen, carbon monoxide and methane, and is used for the production of a wide variety of high-value clean energy and chemical products, such as substitute natural gas, power, methanol and fertilizer. Since 2007, we have built five projects in China which utilize twelve of our proprietary gasification systems. These projects have demonstrated the unique capabilities of SGT to provide low-cost syngas with lower-cost to build, efficient operations and environmentally responsible attributes. Through the middle of 2017, we focused primarily on the successful demonstration and commercialization of our technology in China. Our current focus is on leveraging our unique proven technology capabilities to form value accretive regional business platforms in stable and dependable regions of the world, creating the necessary commercial structures and financing approaches which we believe will deliver attractive financial results. Our business model is to create value growth via these regional platforms, through the generation of earnings, from the licensing of our proprietary technology and the sale of proprietary equipment, and through income from equity ownership in clean energy and chemical production facilities that utilize our technology. It is also our strategy to further the commercial success of these regional business platforms by working simultaneously to link low-cost local coal or renewable resources to the projects that are being developed through ownership in resources, and through contractual relationships.

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

It is our goal to partner with established local expertise to form regionally focused growth platforms. We cooperate with partners who can bring strong local knowledge of the markets and government influences and who have the expertise required for project development, project financing, and fundraising to deliver financial results for the platforms. At present, we have completed the formation of our first regional platform in Australia, Australian Future Energy Pty Ltd (“AFE”) and our second regional platform in Poland, SES EnCoal Energy sp. zo. o (“SEE”).

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

Our syngas technology provides project owners with what we believe can be a very small environmental footprint related to harmful pollutants such as nitrous oxides, sulfur oxides, particulate matter, airborne mercury and heavy metals and is an efficient and responsible user of water resources. However, we face challenges with the growing anti-coal sentiment primarily in the western world where we are doing business in Australia and the European Union. New government regulatory concepts under discussion and review in these regions have the potential of halting all know forms of coal to energy utilization due to caps and penalties related to CO2 generation. We believe we address this new challenge through utilizing our technology’s ability to blend renewable solid feedstocks with coal or by using only renewable solid feedstocks. We also work to educate the market place regarding our syngas technology’s ability to separate and capture significant amounts of CO2 for utilization in other processes.

We believe there is potential for increasing demand for new global syngas capacity from coal conversion technologies such as ours. We can see the acceleration of interest in syngas as an energy source by examining the number of global projects either under construction or planned through 2019. While traditional uses of gasification technology have predominantly been driven by the chemicals industry, we believe new growth will be within the chemicals industry but will also come from utilization of syngas as a source of industrial fuel gas, SNG and power generation.

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

While we are actively pursuing a global strategy, our historical geographical operational focus has been on the China market. Our initial focus was primarily on the successful demonstration and commercialization of our technology. Our current focus is on leveraging our unique commercially proven technology capabilities to form value accretive regional business platforms in stable and dependable regions of the world and creating the necessary commercial structures and financing approaches which we believe will deliver attractive financial results.

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

Eastern Europe is growing its dependence on imported natural gas and LNG and has large quantities of coal. Countries such as Poland are seeking clean, responsible coal based alternatives to higher priced LNG and Russian natural gas imports. Poland’s power generation is primarily based on coal utilization and new regulations under consideration threaten Poland’s ability to continue to use its one major domestic source of energy, coal. Poland also has vast quantities of waste coal which have been increasing over time as coal is mined for traditional power generation. We believe we offer a compelling cleaner coal solution for Poland and can unlock energy from both its coal and waste coal resources. We believe this provides a unique opportunity for our technology to utilize these low-cost waste coal stockpiles in projects.

In addition to these markets, we are evaluating and bidding new opportunities in the Americas such as in southern Brazil where natural gas prices are high and there are meaningful quantities of low quality coal and in India where there is abundant low rank coal feedstocks, high natural gas prices and need for gasification derived products such as methanol, ammonia, power and DRI steel.

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

We currently have very limited financial and human resources to fully develop and execute on all of our business opportunities; however, we believe we can finance our development through paid services, technology access fees, equity and debt financings, earnings from operations and by securing new project orders for our technology and through the work of our strategic partners assisting us on the development of new project order opportunities. We can make no assurances that our business operations will provide us with sufficient cash flows to continue our operations including our expected share of dividends from BFR. We are also seeking to raise capital through our strategic partnering activities. We may choose to raise additional capital through equity and debt financing to strengthen our balance sheet to support our delivery of potential new orders for our technology and for our corporate general and administrative expenses. We may consider a full range of financing options to create the most value in the context of the increasing interest we are seeing in our technology which could include the cooperation of a large strategic partner. We cannot provide any assurance that any financing will be available to us in the future on acceptable terms or at all. Any such financing could be dilutive to our existing stockholders. If we cannot raise required funds on acceptable terms, we may not be able to, among other things, (i) maintain our general and administrative expenses at current levels including retention of key personnel and consultants; (ii) successfully implement our business strategy; (iii) make additional capital contributions to our joint ventures; (v) fund certain obligations as they become due; (vi) respond to competitive pressures or unanticipated capital requirements; or (vii) repay our indebtedness. In addition, the Company may elect to sell certain of its investments as a source of cash to develop additional projects or for its general corporate purposes.

Results of Operations

Three Months Ended March 31, 2018 (“Current Quarter”) Compared to the Three Months Ended March 31, 2017 (“Comparable Quarter”)

Unless noted below the results of operations are comparing Current Quarter results of operations with the Comparable Quarter results from continuing operations.

Revenue. Total revenue was $0.8 million for the Current Quarter as compared to $22,000 for the Comparable Quarter. The increase was primarily due to $0.6 million of payments of past due invoices related to technical consulting and engineering services provided to our Yima Joint Venture during the construction and commissioning period, and $0.2 million from a third-party customer related to their feasibility study. The $22,000 revenue for the Comparable Quarter was related to an engineering study for a third-party customer.

Costs of sales and operating expenses. Total costs of sales and plant operating expenses was $0.2 million for the Current Quarter as compared to $20,000 for the Comparable Quarter. The increase was primarily due to the costs of technical consulting and engineering services provided to a third-party customer’s feasibility study.

General and administrative expenses. General and administrative expenses was $1.5 million in the Current Quarter compared with $2.2 million for the Comparable Quarter. The $0.7 million decrease was due primarily to the reduction of employee related compensation costs, professional fees and other general and administrative expenses.

Stock-based expense. Stock-based expense was $0.4 million for the Current Quarter as compared to $0.6 million for the Comparable Quarter. The decrease of $0.2 million was due primarily to a decrease in the number of stock options issued during the Current Quarter as compared with the Comparable Quarter.

Depreciation and amortization. Depreciation and amortization expense was $9,000 for both the Current Quarter and the Comparable Quarter.

Equity in loss of joint venture. The equity loss of joint venture was $70,000 for the Current Quarter as compared to $40,000 for the Comparable Quarter, which related to our share of the losses incurred by AFE.

Interest expenses: Interest expense was $0.3 million for the Current Quarter as compared to zero for the Comparable Quarter, which was primarily due to the interest expense related to the Debenture (as defined below) investors and the amortization of the debt discount and debt issuance costs for the Current Quarter.

Gain on fair value adjustments of derivative liabilities. The net gain on fair value adjustments of derivative liabilities was approximately $34,000 for the Current Quarter compared with zero for the Comparable Quarter, which resulted from the lower fair market value for our warrants issued to the Debenture investors and the placement agent as of March 31, 2018 versus the fair market value as of December 31, 2017. The change in the derivative liabilities was primarily due to the 5.6% further decline in the Company’s stock price during the Current Quarter.

Foreign currency gain / loss. Foreign currency gain for the Current Quarter was $0.1 million compared with a gain of $16,000 for the Comparable Quarter. The $0.1 million foreign currency gain for the Current Quarter primarily resulted from the 3.8% appreciation of the Chinese Renminbi yuan (“RMB”) relative to the U.S. Dollar (“USD”) from December 2017 to March 31, 2018.

Nine Months Ended March 31, 2018 (“Current Period”) Compared to the Nine Months Ended March 31, 2017 (“Comparable Period”)

Unless noted below the results of operations are comparing Current Period results of operations with the Comparable Period results from continuing operations.

Revenue. Total revenue was $1.2 million for the Current Period as compared to $27,000 for the Comparable Period. The increase was primarily due to $0.6 million of payments of past due invoices related to technical consulting and engineering services provided to our Yima Joint Venture during the construction and commissioning period, $0.2 million related to our collection of past due invoice from our Tianwo-SES Joint Venture prior to the transfer of shares, $0.1 million related to services provided to AFE and $0.3 million from a third-party customer related to their feasibility study. The $27,000 revenue for the Comparable Period was related to an engineering study for a third-party customer.

Costs of sales and operating expenses. Total costs of sales and plant operating expenses was $0.4 million for the Current Period as compared to $22,000 for the Comparable Period. The increase was primarily due to the costs of technical consulting and engineering services provided to a third-party customer in the amount of $0.2 million and $0.2 million in costs related to our Yima Joint Venture, Tianwo-SES Joint Venture and AFE. The $22,000 costs of sales during the Comparable Period resulting from costs incurred for engineering services for a customer.

General and administrative expenses. General and administrative expenses was $4.4 million in the Current Period compared with $6.9 million for the Comparable Period. The $2.5 million decrease was due primarily to the reduction employee related compensation costs, professional fees and other general and administrative expenses.

Stock-based expense. Stock-based expense was $0.9 million for the Current Period as compared to $1.3 million for the Comparable Period. The decrease of $0.4 million was due primarily to a decrease in the number of stock warrants and options issued during the Current Period as compared with the Comparable Period.

Depreciation and amortization. Depreciation and amortization expense for was $27,000 for the Current Period compared with $57,000 for the Comparable Period, the decrease is primarily related to our exclusive worldwide GTI license fee was fully amortized in August 2016.

Equity in loss of joint venture. The equity loss of joint venture was $0.4 million for the Current Period as compared to $40,000 for the Comparable Period, which related to our share of losses incurred by AFE.

Interest expenses: Interest expense was $0.6 million for the Current Period as compared to zero for the Comparable Period, which was primarily due to the interest expense related to the Debenture investors and the amortization of the debt discount and debt issuance costs for the Current Period.

Gain on fair value adjustments of derivative liabilities. The net gain on fair value adjustments of derivative liabilities was approximately $0.5 million for the Current Period compared with zero for the Comparable Period, which resulted from the lower fair market value for our warrants issued to the debentures investors and the placement agent as of March 31, 2018 versus the fair market value as of the issuance date of October 24, 2017. The change in the derivative liabilities was primarily due to the 18.3% decline in the Company’s stock price during the Current Period.

Other gain/loss: The other gain was $1.7 million for the Current Period as compared to zero for the Comparable Period, which was primarily due to the restructuring of the Tianwo-SES Joint Venture. The Tianwo-SES Joint Venture is accounted for under the equity method. The Company’s contribution in the formation of the venture was the TUCA, which is an intangible asset granting certain exclusive rights to our gasification technology. As such, the Company did not record a carrying value of the investment in the Tianwo-SES Joint Venture at the inception of the venture. In August 2017, the Company entered into a Restructuring Agreement and received $1.7 million related to its transfer of ownership, reducing its ownership from 35% to 25% and final transfer and registration of shares with local government authorities was completed in December 2017. The $1.7 million gain was deferred in August and recognized upon the completed registration process in December 2017. The $1.7 million gain is recorded as the joint venture has no carrying value and therefore the amounts received related to the transfer of ownership resulted in a gain.

Foreign currency gain / loss. Foreign currency gain was $0.2 million for the Current Period compared with a loss of $0.1 million for the Comparable Period. The $0.2 million foreign currency gain for the Current Period primarily resulted from the 7.2% appreciation of the RMB relative to the USD from June 2017 to March 2018 as compared to a depreciation of the RMB relative to the USD of 6.8% during the Comparable Period.

Gain from discontinued operations. Gain from discontinued operations of zero for the Current Period. Gain from discontinued operations of $1.9 million for the Comparable Period related to our deconsolidation of the ZZ Joint Venture.

Liquidity and Capital Resources

As of March 31, 2018, we had $8.6 million in cash and cash equivalents and $8.5 million of working capital. As of May 14, 2018, we had $7.7 million in cash and cash equivalents. In addition to the cash and cash equivalents, we have approximately another $0.6 million in Chinese bank acceptance notes, which are similar to certificates of deposits, and have maturity dates greater than 90 days but less than one year. We currently plan to use our available cash for: (i) securing orders and associated tasks with developing our business with a prime focus on creating regional platforms to develop projects that utilize our technology; (ii) paying the interest related to the Debentures; (iii) additional investment in AFE or future regional platforms; (iv) technology product advancement; (v) general and administrative expenses; and (vi) working capital and other general corporate purposes.

On October 24, 2017, we entered into a securities purchase agreement (the “Purchase Agreement”) with certain accredited investors (the “Purchasers”) for the purchase of $8.0 million in principal amount of Senior Secured Debentures (“Debentures”). The Debentures have a term of 5 years with an interest rate of 11% that adjusts to 18% in the event the Company defaults on an interest payment. The Debentures require that dividends received from BFR are used to pay down the principal amounts of outstanding Debentures. Additionally, we issued warrants to purchase 1,000,000 shares of common stock at $4.00 per common share. The Purchase Agreement and the Debentures contain certain customary representations, warranties and covenants. There are no financial metric covenants related to the Debentures. The transaction was approved by a special committee of our board of directors due to the fact that certain board members were Purchasers. Interest on the outstanding balance of Debentures is payable quarterly commencing on January 2, 2018 and all unpaid principal and interests on the Debentures will be due on October 23, 2022.

The net offering proceeds to the Company from the sale of the Debentures and warrants, after deducting the placement agent’s fee and associated costs and expenses, was approximately $7.4 million, not including the proceeds, if any, from the exercise of the warrants issued in this offering. As compensation for its services, we paid T.R. Winston & Company, LLC (the “Placement Agent”): (i) a cash fee of $0.56 million (representing an aggregate fee equal to 7% of the face amount of the Debentures); and (ii) a warrant to purchase 70,000 shares of common stock, 7% of the shares issued to the Purchasers (the “Placement Agent Warrants”). We have also agreed to reimburse certain expenses of the Placement Agent.

The warrants and the Placement Agent Warrants will be exercisable into shares of the Company’s common stock at any time from and after the closing date at an exercise price of $4.00 per common share (subject to adjustment). The warrants and the Placement Agent Warrants will terminate five years after they become exercisable. The warrants and the Placement Agent Warrants contain provisions providing for the adjustment of the purchase price and number of shares into which the securities are exercisable in certain events.

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

On May 13, 2016, we entered into an At The Market Offering Agreement (the “Offering Agreement”) with T.R. Winston & Company (“T.R. Winston”) to sell, from time to time, shares of our common stock having an aggregate sales price of up to $20.0 million through an “at the marketing offering” program under which T.R. Winston would act as sales agent, which we refer to as the ATM Offering. The shares that may be sold under the Offering Agreement, if any, would be issued and sold pursuant to the Company’s $75.0 million universal shelf registration statement on Form S-3 that was declared effective by the Securities and Exchange Commission on April 21, 2016. We did not sell any shares of our common stock in the ATM Offering. We had no obligation to sell any of our common stock under the Offering Agreement. The Offering Agreement expired in April 2018.

The following summarizes the sources and uses of cash during the Current Period:

•	Operating Activities: During the Current Period, we used $4.9 million in cash for operating activities compared to $6.5 million during the Comparable Period. The decrease was primarily due to the reduction in general and administrative expenses.

•	Investing Activities: During the Current Period, we had a net source of cash of $1.1 million in investing activities, which included $1.7 million proceeds from the Tianwo-SES Joint Venture share transfer, and $0.6 million additional investment for our AFE and SEE Joint Ventures. During the Comparable Period, we used $0.4 million in investing activities for investing in Australian Future Energy Pty Ltd.; used $5,000 for capital expenditures; and used $12,000 related to our ZZ Joint Venture restructuring.

•	Financing Activities: For the Current Period, we had a net source of $7.2 million as compared to a net source of cash of $82,000 in the Comparable Period. During the Current Period, we received net proceeds of $7.4 million from issuance of the debentures and paid legal fees of $0.2 million related to issuance costs of our Debentures. During the Comparable Period, we received proceeds of $82,000 from the exercise of stock options.

Current Operations and Projects

Australian Future Energy Pty Ltd

In 2014, we established AFE together with an Australian company, Ambre Investments PTY Limited (“Ambre”). AFE is an independently managed Australian business platform established for the purpose of building a large-scale, vertically integrated business in Australia based on developing, building and owning equity interests in financially attractive and environmentally responsible projects that produce low cost syngas as a competitive alternative to expensive local natural gas and LNG. The project undertakings by AFE are expected to produce syngas for the markets of industrial fuel gas such as aluminum manufacturing, cement making and ore processing as well as power generation and chemicals. The syngas is expected to be produced from local coal and renewable resources where AFE is acquiring ownership positions in the resources or creating long-term priced contracts for secure sources of low-cost feedstock for its projects, and for direct local and seaborne export markets.

On June 9, 2015, we entered into a Master Technology Agreement (the “MTA”) with AFE which was later revised on May 10, 2017 (as described below). Pursuant to the MTA, we have conveyed certain exclusive access rights to our gasification technology in Australia focusing on promotion and use of our technology in projects. AFE is the exclusive operational entity for business relating to our technology in Australia and AFE owns no rights to sub-license our technology. AFE will work with us on project license agreements for use of our technology as projects are developed in Australia. In return for its work, AFE will receive a share of any license fee we receive for project licenses in Australia.

On May 10, 2017, we entered into a project technology license agreement with AFE in connection with a project being developed by AFE in Queensland Australia. AFE intends to form a subsidiary project company and assign the project technology license agreement to that company and that company will assume all of the obligations of AFE thereunder. Pursuant to the project technology license agreement, we granted a non-exclusive, license to use our technology at the project to manufacture syngas and to use our technology in the design of the facility. In consideration, the project technology license agreement calls for a license fee to be finalized based on the finalized plant capacity and a separate fee of $2.0 million for the delivery of a process design package. License fees shall be paid as project milestones are reached throughout the planning, construction and first five years of plant operations. The success and timing of the project being developed by AFE will affect if and/or when we will be able to receive all of the payments from this license agreement. However, there can be no assurance that AFE will be successful in developing this or any other project.

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

AFE has evaluated multiple project opportunities and is currently focused on three projects, all in the state of Queensland, targeted to produce a combination of syngas and methane for industrial fuel gas plus ammonia and electric power.

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

For our ownership interest in AFE, we have been contributing cash and engineering support for AFE’s business development while Ambre contributed cash and services. Additional ownership in AFE has been granted to AFE management team and staff individuals providing services to AFE. In January 2017, we elected to increase our ownership interest in AFE by contributing approximately $0.4 million of cash. In August 2017 and March 2018, we elected to make additional contributions of $0.47 million and $0.16 million respectively to assist AFE with developing its business in Australia. On March 31, 2018, we owned approximately 38% of AFE and the carrying value of our investment in AFE was approximately $0.2 million. We account for our investment in AFE under the equity method.

Batchfire Resources Pty Ltd

As a result of AFE’s early stage of business development efforts associated with the Callide coal mine in Central Queensland, Australia, AFE created Batchfire Resources Pty Ltd (“BFR”). BFR was a spin-off company for which ownership interest was distributed to the existing shareholders of AFE and to the new BFR management team in December 2015. BFR is registered in Australia and was formed for the purpose of purchasing the Callide thermal coal mine from Anglo-American plc (“Anglo-American”). The Callide mine is one of the largest thermal coal mines in Australia, and has been in operation for more than 20 years. In October 2016, BFR stated that it had received investment support for the acquisition from Singapore-based Lindenfels Pte, Ltd, a subsidiary of commodity traders Avra Commodities. The acquisition of the Callide thermal coal mine from Anglo-American was completed in October 2016.

In January 2018, the Minister of Natural Resources, Mines and Energy approved BFR’s mining lease application through to 2043 for Callide coal mine’s Boundary Hill South Project. The Callide mining tenure extends across 180 square kilometers and contains an estimated coal resource of up to 1.7 billion metric tons and saleable coal production averages 10 million metric tons per year. BFR is implementing its mining plan at Callide intended to lower the per unit mining costs and deliver profitable financial results.

On March 31, 2018, we owned approximately 11% of BFR and the carrying value of our investment in BFR was zero. We account for our investment in BFR under the cost method.

SES EnCoal Energy sp. z o. o.

In October 2017, we entered into agreements with Warsaw-based EnInvestments sp. z o.o., to form a Polish limited liability joint venture company, SES EnCoal Energy sp. z o. o. (“SEE”), headquartered in Warsaw. Under the terms of the agreements, we and EnInvestments are equal shareholders of SEE and SEE will exclusively market, develop, and commercialize projects in Poland which utilize our technology, services, and proprietary equipment and we share with SEE a portion of the technology license payments, net of fees, we receive from Poland. The goal of SEE is to establish efficient clean energy projects that provide Polish industries superior economic benefits as compared to the use of expensive, imported natural gas and LNG, while providing energy independence through our technological capabilities to convert the wide range of Poland’s indigenous coals, coal waste, biomass and municipal waste to valuable syngas products.  SEE has developed a pipeline of projects and together with us is actively working with Polish customers and partners to complete necessary project feasibility, permitting, and SGT technology agreement steps required prior to starting construction on the projects.

Tauron Wytwarzanie S.A. (“Tauron”), has contracted Poland’s Institute of Coal Chemistry (“IChPW”) to complete a detailed preliminary design assessment and economic study for the conversion of its 200 MW conventional power boilers to clean syngas which would be Poland’s first SGT facility. The project feasibility study concluded in March 2018 with positive results. The results presented by IChPW to Tauron have shown that the conversion of Tauron’s 200 MW power boiler utilizing SGT can be both economically attractive and environmentally beneficial. We believe that SGT power boiler conversions are an ideal solution capable of meeting EU and IED targets.

For our ownership interest in SEE, we have been contributing cash and assisting in the development of SEE. SEE was initially funding in January 2018 with a cash contribution of $6,000 and an additional funding in March 2018 of $76,000.

On March 31, 2018, we owned 50% of SEE and the carrying value of our investment in SEE was approximately $80,000. We account for our investment in SEE under the equity method.

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

The approval for the original joint ventures was for the production of methanol protein, and methanol by-product. This has impacted the ability of the plant to sell pure methanol on the open market. In addition, the existence of the three separate joint venture companies had been an impediment for the facility to receive the permanent safety operating permit.

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

Since the plant restored operations in November 2016, it has had periods of running at full design capacity, and periods of operation at lower levels of production. For the period November 2016 through June 2017, the plant generated 132,250 tons of pure methanol. The plant experienced a 90-day period in which it operated at full capacity ending in August 2017. For the nine-months ending March 31, 2018, the plant produced 155,212 tons of pure methanol. The primary operational issues were related to poor equipment supply quality issues that have plagued this facility throughout its operational history. We continue to see signs of overall improvement in operations, resulting in longer periods of production at design capacity. In addition, since May 2017, the Yima Joint Venture team has been working closely with our technical team to address specific items that are necessary to continue to improve the operations in the coming years.

In December 2017 and January 2018, on-going development cooperation and discussions with the Yima Joint Venture management resulted in the joint venture agreeing to pay various costs incurred by us during the construction and commissioning period of the facility in the amount of approximately RMB 16 million. As of March 31, 2018, we have received RMB 4.15 million (approximately $0.66 million) of payments from the Yima Joint Venture related to these costs. Additional payments may be forthcoming. Due to uncertainty, revenues will be recorded upon receipt of payment.

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

Under the terms of the joint venture agreement, the Yima Joint Venture is to be governed by a board of directors consisting of eight directors, two of whom were appointed by us and six of whom were appointed by Yima. Although we maintain two seats on the board of directors, the board does not meet on a regular basis and management, who has been appointed by Yima has acted alone without board approval in many cases. In 2016, the board began holding periodic meetings beginning in April 2016 and again in July 2016 with the last meeting being held in January 2017. Discussions at these meetings generally have not included policy decisions, but rather served a more ceremonial function. Yima’s parent company, Henan Energy Chemistry Group Company (“Henan Energy”) restructured the management of the Yima Joint Venture under the direction of the Henan Coal Gasification Company (“Henan Gasification”), which is an affiliated company reporting directly to Henan Energy. Henan Gasification currently has full authority of day to day operational and personnel decisions at the Yima Joint Venture. Therefore, we have concluded, and continue to believe, that we do not have significant influence in the matters of the Yima Joint Venture and the cost method is the appropriate accounting method. This consideration has been and continues to be monitored on a quarterly basis to assess whether that conclusion remains appropriate.

The Yima Joint Venture experienced certain liquidity concerns resulting primarily from a series of third party bank loans due during calendar year 2016, an extended shutdown of the plant, and a need for interim shareholder loans from Yima, the 75% shareholder of the Yima Joint Venture. Yima successfully refinanced amounts which were due in October 2016. In addition to this refinancing, Yima completed an internal restructuring of its third-party loans in 2017. Of the approximately $72.0 million of third-party loans, approximately $63.0 million was converted into shareholder loans from Yima with approximately $8.6 million of third-party loans remaining. As of March 31, 2018, the Yima Joint Venture’s third-party loans balance was approximately $8.6 million with $2.0 million coming due in April 2018, $4.0 million due in October 2018 and $3.2 million due in March 2019. The $2.0 million due in April 2018 was subsequently financed and is now due in April 2019.

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

Management determined that there was not an other than temporary triggering event during the nine-months ended March 31, 2018. The carrying value of our Yima Joint Venture investment was approximately $8.5 million as of both March 31, 2018 and June 30, 2017. We continue to monitor the Yima Joint Venture and could record an additional impairment in the future if operating conditions do not continue to improve to meet our expectations, or if the liquidity situation worsens.

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

In addition to the ownership changes described above, Tianwo-SES is now managed by a board of directors (the “Board”) consisting of eight directors, four appointed by STT, two appointed by ICCDI and two appointed by us. All significant acts as described in the JV Contract require the unanimous approval of the Board. If the Board becomes deadlocked on any issue, it will be resolved through binding arbitration in Shanghai. We, ICCDI and STT have the right to appoint a supervisor, which will supervise the management of Tianwo-SES, including through (i) inspecting accounting records, vouchers, books and statements of Tianwo-SES; (ii) supervising the actions of directors and management; and (iii) attending meetings of the Board to raise questions or suggestions regarding matters to be resolved by the Board. The general manager, which will serve as the principal executive of Tianwo-SES, will be appointed by ICCDI. Certain other members of management will be appointed by both us and STT.

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

The Tianwo-SES Joint Venture is required to establish an Intellectual Property Committee, with two representatives from the Tianwo-SES Joint Venture and two from SES. This Committee shall review all improvements and protection measures and recommend actions to be taken by the Tianwo-SES Joint Venture in furtherance thereof. Notwithstanding this, each party is entitled to take actions on its own to protect intellectual property rights. As of March 31, 2018, that committee was yet to be formed.

Any breach of or default under the TUCA which is not cured on notice entitles the non-breaching party to terminate. The Tianwo-SES Joint Venture indemnifies us for misuse of our technology or infringement of our technology upon rights of any third party.

The Tianwo-SES Joint Venture is accounted for under the equity method. The Company’s capital contribution in the formation of the venture was the TUCA, which is an intangible asset. As such, the Company did not record a carrying value at the inception of the venture. The carrying value of our investment in the Tianwo-SES Joint Venture was zero as of both March 31, 2018 and June 30, 2017. As such in December 2017, the proceeds related to the transfer of shares, 11.15 million RMB (approximately $1.7 million) was recorded as a gain when the final transfer of shares with local government authorities was completed.

Under the equity method of accounting, losses in the venture are not recorded if the losses cause the carrying value to be negative and there is no requirement of the Company to contribute additional capital. As the Company is not required to contribute additional capital, the Company is not recognizing losses in the venture, as this would cause the carrying value to be negative. Had the Company recognized its share of the losses related to the venture, the Company would have recognized losses of approximately $0.4 million and $1.2 million for the nine-months ended March 31, 2018 and 2017 respectively, and $4.3 million from inception to date.

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

In July 2016, CESI’s executive management changed after a restructuring agreement and the entrance of new shareholders. CESI has shifted its strategic direction away from developing projects as contemplated in the Joint Project Development and Investment Agreement. Although this cooperation is not active at this point in time, neither party has exercised their right to terminate the agreement. We have ceased activities to identify and develop projects under this platform.

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

We initially owned 97.6% of the ZZ Joint Venture and Xuecheng Energy owned the remaining 2.4%. In June 2015, we entered into a Share Purchase and Investment Agreement (the “SPA”) with Rui Feng Enterprises Limited (“Rui Feng”), whereby Rui Feng will acquire a controlling interest in Synthesis Energy Systems Investments Inc. (“SESI”), and a wholly owned subsidiary, which owns our interest in the ZZ Joint Venture.  Under the terms of the SPA, SESI originally agreed to sell an approximately 61% equity interest to Rui Feng in exchange for $10.0 million.  This amount was to be paid in four installments through December 2016, with the first installment of approximately $1.6 million paid on June 26, 2015. However, Rui Feng did not make any subsequent payments. This resulted in our majority ownership (approximately 88.1%) until we eventually restructured our ownership with Xuecheng Energy.

In August 2016, we announced that we and Xuecheng Energy entered into a definitive agreement to restructure the ZZ Joint Venture. Due to the Chinese government’s widespread initiative to move industry into larger scale, commercial and environmentally beneficial industrial parks, it became clear that the plant was no longer going to be allowed to operate in its current location. As a result, we retain an approximate nine percent ownership in the ZZ Joint Venture asset, and Xuecheng Energy assumed all outstanding liabilities of the ZZ Joint Venture, including payables related to the Cooperation Agreement with Xuecheng Energy signed in 2013. The definitive agreement took full effect when the registration with the government was completed on October 31, 2016. With the closure of this transaction, SES does not anticipate any future liabilities related to the ZZ Joint Venture. During the second quarter of fiscal 2017, we deconsolidated the ZZ Joint Venture and began accounting for our investment in the ZZ Joint Venture under the cost method. ZZ was a very successful demonstration of our technology and its operational history and commercial operations helped provide the foundation of commercial demonstration for SGT.

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

Historically, the majority of our revenues are derived from the sale of methanol in China. We do not have long term off take agreements for these sales, so revenues fluctuate based on local market spot prices, which have historically faced significant volatility. In addition, the financial results of our investment in BFR are dependent on the price of coal.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, as of March 31, 2018, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that as of March 31, 2018, as a result of the material weakness in our internal control over financial reporting discussed below and in the Company’s Annual Report on Form 10-K, for the year ended June 30, 2017, our disclosure controls and procedures were not effective in ensuring that the information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding disclosure.

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

Changes in Internal Control Over Financial Reporting

Outside of the remediation efforts discussed above, there have been no changes in our internal control over financial reporting during the three-months ended March 31, 2018 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

BDO’s audit reports on the consolidated financial statements of the Company and subsidiaries as of June 30, 2017, 2016, 2015 and for each of the years in the three-year period ended June 30, 2017 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

During the fiscal years ended June 30, 2017, 2016, 2015 and the subsequent interim period through November 2017, there were no disagreements with BDO on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of BDO, would have caused BDO to make reference to the subject matter of the disagreement(s) in connection with its reports.

During the year ended June 30, 2017, there was a “reportable event” as defined in Regulation S-K, Item 304(a)(1)(v). The Company reported the existence of a material weakness in the Company’s internal control over financial reporting relating to the preparation and review of the impairment evaluation of its cost method investments, as more fully described in Item 9A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2017, and its Quarterly Reports on Form 10-Q for the periods ended September 30, 2016, December 31, 2016 and March 31, 2017 and September 30, 2017. The Audit Committee of the Company’s board of directors, and the Company’s board of directors discussed the material weakness with BDO and authorized BDO to respond fully to the inquiries of RSM concerning the material weakness.

BDO was provided a copy of the above disclosures and has furnished the Company with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements.

During the fiscal years ended June 30, 2017, 2016, and 2015 and the subsequent interim period prior to the engagement of RSM, the Company did not consult with RSM regarding either (i) the application of accounting principles to specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company’s consolidated financial statement and neither a written report was provided to the Company or oral advice was provided that RSM concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue or (ii) any matter that was either the subject of a disagreement as defined in (a)(1)(iv) of Item 304 of Regulation S-K and the related instruction to Item 304 of Regulation S-K or a reportable event as the term is defined in (a)(1)(v) of Item 304 of Regulation S-K.

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

As of March 31, 2018, we had $8.6 million in cash and cash equivalents. On October 24, 2017, we received net proceeds of approximately $7.4 million related to the sale of $8.0 million of Debentures. The Debentures have a term of 5 years with an interest rate of 11% that adjusts to 18% in the event the Company defaults on an interest payment. The Debentures require that dividends received from BFR are used to pay down the principal amounts of outstanding Debentures. Additionally, we issued warrants to purchase 1,000,000 shares of common stock at $4.00 per common share.

As of May 14, 2018, we had $7.7 million in cash and cash equivalents. In addition to the cash and cash equivalents, we have approximately another $0.6 million in Chinese bank acceptance notes, which are similar to certificates of deposits, and have maturity dates greater than 90 days but less than one year. We currently plan to use our available cash for: (i) securing orders and associated tasks with developing our business with a prime focus on creating regional platforms to develop projects that utilize our technology; (ii) paying the interest related to the Debentures; (iii) additional investment in AFE or future regional platforms; (iv) technology product advancement; (v) general and administrative expenses; and (vi) working capital and other general corporate purposes. The actual allocation and timing of these expenditures will be dependent on various factors, including changes in our strategic relationships, commodity prices and industry conditions, and other factors that the Company cannot currently predict.

We currently have very limited financial and human resources to fully develop and execute on all of our business opportunities; however, we intend to finance our development through paid services, technology access fees, equity and debt financings, earnings from operations and by securing financial and strategic partners focused on the development of these opportunities. We can make no assurances that our business operations will provide us with sufficient cash flows to continue our operations including our expected share of dividends from BFR. We are also seeking to raise capital through our strategic partnering activities. We may need to raise additional capital through equity and debt financing for any new ventures that are developed, to support our existing projects and possible expansions thereof and for our corporate general and administrative expenses. We may consider a full range of financing options in order to create the most value in the context of the increasing interest we are seeing in our technology which could include the cooperation of a large strategic partner. We cannot provide any assurance that any financing will be available to us in the future on acceptable terms or at all. Any such financing could be dilutive to our existing stockholders. If we cannot raise required funds on acceptable terms, we may not be able to, among other things, (i) maintain our general and administrative expenses at current levels including retention of key personnel and consultants; (ii) successfully implement our business strategy; (iii) make additional capital contributions to our joint ventures; (v) fund certain obligations as they become due; (vi) respond to competitive pressures or unanticipated capital requirements; or (vii) repay our indebtedness. In addition, we may elect to sell certain of its investments as a source of cash to develop additional projects or for its general corporate purposes.

We may not be able to develop our equity platform projects.

Other than AFE and our Yima Joint Venture, all of our other development opportunities are in the early stages of development and/or contract negotiations.

We will seek partners in the future for our equity platform projects and our future success will depend on these relationships and any other strategic relationships that we may enter into. We cannot assure you that we will satisfy the conditions required to maintain these relationships or that we will be able to enter into new relationships with future strategic partners on acceptable terms.

The Yima Joint Venture experienced certain liquidity concerns resulting primarily from a series of third party bank loans due in during calendar year 2016, an extended shutdown of the plant, and a need for interim shareholder loans from Yima, the 75% shareholder of the Yima Joint Venture. Yima successfully refinanced amounts which were due in October 2016. In addition to this refinancing, Yima completed an internal restructuring of its third-party loans in 2017. Of the approximately $72 million of third-party loans, approximately $63 million was converted to shareholder loans from Yima with approximately $8.6 million of third party loans currently coming due with $2.0 million due in April 2018, $4.0 million due in October 2018 and $3.2 million due in March 2019. The $2 million due in April 2018 was subsequently refinanced and is now due in April 2019. Although the Yima Joint Venture has at times negotiated with impacted third-party lenders to seek extensions, refinancing or other alternative arrangement to avoid a default by the Yima Joint Venture, we can make no assurances that Yima will continue to do this or on the outcome of the above mentioned negotiations.

We may be subject to future impairment losses due to potential declines in the fair value of our assets.

We evaluated the conditions of the Yima Joint Venture to determine whether an other-than-temporary decrease in value had occurred as of June 30, 2017 and 2016. As of June 30, 2017, management determined that there were triggering events related to its investment in the Yima Joint Venture and these were the lower than expected production levels and the increased debt levels as compared to the previous year, which indicated a continued liquidity concern for the joint venture. As of June 30, 2016, the triggering events included the extended plant shutdown and a significant liquidity concern involving multiple bank loans that were coming due in the near future. Management determined these events in both years were other-than-temporary in nature and therefore conducted an impairment analysis utilizing a discounted cash flow fair market valuation and a Black-Scholes Model-Fair Value of Optionality used in valuing companies with substantial amounts of debt where a discounted cash flow valuation may be inadequate for estimating fair value with the assistance of a third-party valuation expert. In this valuation, significant unobservable inputs were used to calculate the fair value of the investment. The valuation led to the conclusion that our investment in the Yima Joint Venture was impaired as of June 30, 2017, and accordingly, we recorded a $17.7 million impairment for the year ended June 30, 2017 and an $8.6 million impairment for the year ended June 30, 2016. Management determined that there was not an other than temporary triggering event during the nine-month period ended March 31, 2018. The carrying value of our Yima Joint Venture investment was approximately $8.5 million as of March 31, 2018 and June 30, 2017. We continue to monitor the Yima Joint Venture and could record an additional impairment in the future if operating conditions do not improve to meet our expectations, or if the liquidity situation worsens.

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

Our operations are subject to stringent laws and regulations governing the discharge of materials into the environment, remediation of contaminated soil and groundwater, sitting of facilities or otherwise relating to environmental protection. Numerous governmental agencies, such as various Chinese, Australian and European Union authorities at the municipal, provincial or central government level and similar regulatory bodies in other countries, issue regulations to implement and enforce such laws, which often require difficult and costly compliance measures that carry substantial potential administrative, civil and criminal penalties or may result in injunctive relief for failure to comply. These laws and regulations may require the acquisition of a permit before construction and/or operations at a facility commence, restrict the types, quantities and concentrations of various substances that can be released into the environment in connection with such activities, limit or prohibit construction activities on certain lands lying within wilderness, wetlands, ecologically sensitive and other protected areas and impose substantial liabilities for pollution. We believe that we are in substantial compliance with current applicable environmental laws and regulations. Although to date we have not experienced any material adverse effect from compliance with existing environmental requirements, we cannot assure you that we will not suffer such effects in the future or that projects developed by our partners or customers will not suffer such effects.

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

Selling syngas, methanol, glycol and other commodities is highly regulated in many markets around the world, as will be projects in our business verticals for power, steel and renewables. We believe these projects will be supported by the governmental agencies in the areas where the projects will operate because coal-based technologies, which are less burdensome on the environment, are generally encouraged by most governments. However, in China and other developing markets, the regulatory environment is often uncertain and can change quickly, often with contradictory regulations or policy guidelines being issued. In some cases, government officials have different interpretations of such regulations and policy guidelines and project approvals that are obtained could later be deemed to be inadequate. Furthermore, new policy guidelines or regulations could alter applicable requirements or require that additional levels of approvals be obtained. In addition, the European Union continues to promote clean energy and climate policies and encouraging a shift away from facilities powered by coal. The Chinese government also continues to encourage newer technologies that can cleanly process coal. Although we do not believe that China’s project approval requirements and slowing of approvals for new coal to methanol and DME projects will invalidate any of our existing permits, our future joint ventures will have to abide by these guidelines. If we or our customers and partners are unable to effectively complete the government approval process in China, Australia, Poland and other markets in which we intend to operate, our business prospects and operating results could be seriously harmed.

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

_________________

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

SYNTHESIS ENERGY SYSTEMS, INC.

Date: May 14, 2018	By:	/s/ DeLome Fair
DeLome Fair
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

Date: May 14, 2018	By:	/s/ David Hiscocks
David Hiscocks
Corporate Controller

