Form 10-Q/A
period 2017-12-31
SYNTHESIS ENERGY SYSTEMS INC
filed 2018-05-16
CIK 1375063

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

EXPLANATORY NOTE

The registrant is filing this Amendment No. 2 on Form 10-Q/A (“Form 10-Q/A”) to its Quarterly Report on Form 10-Q for the quarter ended December 31, 2017 as filed with the Securities and Exchange Commission on February 12, 2018, as amended by Amendment No. 1 on April 27, 2018 (together, the “Original Filing”) solely to include revised Exhibits 31.1 and 32.1, which replace the previously filed versions of those exhibits. This Form 10-Q/A contains only the cover page, explanatory note, the exhibit index, signature page and the revised certifications. Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

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