Form 10-K
period 2018-06-30
SYNTHESIS ENERGY SYSTEMS INC
filed 2018-11-14
CIK 1375063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2018

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $24.6 million on December 31, 2017. The registrant had 11,022,283 shares of common stock outstanding on November 1, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

None

Forward-Looking Statements

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. All statements other than statements of historical fact are forward-looking statements and are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected. Among those risks, trends and uncertainties are the ability of Batchfire Resources Pty Ltd (“BFR”) and Australian Future Energy Pty Ltd (“AFE”) management to successfully grow and develop their Australian assets and operations, including Callide, Pentland and the Gladstone Energy and Ammonia Project; the ability of BFR to produce earnings and pay dividends; the ability of SES EnCoal Energy sp. z o. o. (“SEE”) management to successfully grow and develop projects, assets and operations in Poland; our ability to raise additional capital; our indebtedness and the amount of cash required to service our indebtedness; our ability to find a partner for our technology business; our ability to develop and expand business of the Tianwo-SES Joint Venture in the joint venture territory; our ability to develop our business verticals, including DRI steel, through our marketing arrangement with Midrex Technologies; our ability to successfully develop our licensing business; the ability of our project with Yima to produce earnings and pay dividends; the economic conditions of countries where we are operating; events or circumstances which result in an impairment of our assets; our ability to reduce operating costs; our ability to make distributions and repatriate earnings from our Chinese operations; our ability to maintain our listing on the NASDAQ Stock Market; our ability to successfully commercialize our technology at a larger scale and higher pressures; commodity prices, including in particular natural gas, crude oil, methanol and power, the availability and terms of financing; our customers’ and/or our ability to obtain the necessary approvals and permits for future projects; our ability to estimate the sufficiency of existing capital resources; the sufficiency of internal controls and procedures; and our results of operations in countries outside of the U.S., where we are continuing to pursue and develop projects. Although we believe that in making such forward-looking statements our expectations are based upon reasonable assumptions, such statements may be influenced by factors that could cause actual outcomes and results to be materially different from those projected by us. We cannot assure you that the assumptions upon which such forward-looking statements are based will prove to be correct.

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

You should read these statements carefully because they discuss our expectations about our future performance, contain projections of our future operating results or our future financial condition, or state other “forward-looking” information. You should be aware that the occurrence of certain events described in this Form 10-K could substantially harm our business, results of operations and financial condition and that upon the occurrence of any of these events, the trading price of our common stock could decline, and you could lose all or part of your investment.

We cannot guarantee any future results, levels of activity, performance or achievements. Except as required by law, we undertake no obligation to update any of the forward-looking statements in this Form 10-K after the date hereof.

PART I

Item 1. Description of Business

General

Synthesis Energy Systems, Inc. (referred to herein as “we”, “us” and “our”), together with its wholly-owned and majority-owned controlled subsidiaries is a global clean energy company that owns proprietary technology, SES Gasification Technology (“SGT”), for the low-cost and environmentally responsible production of synthesis gas (referred to as the “syngas”). Syngas produced from SGT is a mixture of primarily hydrogen, carbon monoxide and methane, and is used for the production of a wide variety of high-value clean energy and chemical products, such as substitute natural gas, power, methanol and fertilizer. Our current focus has been primarily on commercializing our technology outside China through the regional business platforms we have created with partners in Australia, Australian Future Energy Pty Ltd (“AFE”), and in Poland, SES EnCoal Energy sp. zo. o (“SEE”). Through AFE and SEE we believe we are developing energy and resource projects with the necessary commercial and financing structures to deliver attractive financial results. Our business model is to create value growth through AFE and SEE via the generation of earnings, from the licensing of our proprietary technology and the sale of proprietary equipment into those project developments, and through income from earned or carried equity ownership in resource and clean energy production facilities that utilize our technology. AFE and SEE endeavor to link long-term access to low-cost coal or renewable resources to the projects they develop as well as secure long-term contracts for product off-take thereby establishing the commercial and financing foundation for those projects.

Through AFE and SEE, we have established local expertise with knowledge of the markets and government influences in those regions and who have the expertise required for project development, project financing, and fundraising to deliver financial results for the platforms.

We believe our business proposition is compelling due to our ability to generate lower cost syngas in a clean and responsible manner utilizing coal, coal wastes, renewable biomass and municipal wastes for the production of clean energy and chemicals.

We operate our business from our headquarters located in Houston, Texas and our offices in Shanghai, China. Additionally, our partnership companies AFE and SEE have independent operations in Brisbane, Australia and Warsaw, Poland respectively.

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

Target Markets

World population is expected to increase by 1.7 billion reaching 9.2 billion by 2040 and global GDP is projected to average around 3.25% per year, broadly in line with growth over the past 25 years. The main driver of economic growth is increasing productivity which accounts for three-quarters of global expansion and lifts more than 2.5 billion people from low incomes. This places a large demand on energy. The stronger growth reflects the more limited scope for efficiency gains when oil, gas and coal used as a feedstock rather than as a source of energy, according to the BP Energy Outlook 2018 edition. While assessing target markets in relation to the deployment of our gasification technology into global projects, we believe our ability to produce a competitively priced and environmentally responsible syngas as an alternative to natural gas and LNG positions us as a syngas energy alternative that bridges between coal markets based on traditional coal burning and the growing natural gas and LNG markets. Thus, while coal is expected to decline as part of global energy consumption, natural gas and LNG are expected to dramatically rise over the same time period. We believe this shift from coal burning offers a compelling opportunity for our technology to utilize the lowest cost coals to produce a clean syngas which can be economically advantaged over LNG in markets where LNG imports are expected to rise such as Asia/ China and Europe.

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

Against this market backdrop, we believe there is potential for increasing demand for new global syngas capacity from coal conversion technologies such as ours. We can see the acceleration of interest in syngas as an energy source by examining the number of global projects either under construction or planned through 2019

While traditional uses of gasification technology have predominantly been driven by the chemicals industry, we believe new growth will be within the chemicals industry but will also come from utilization of syngas as a source of industrial fuel gas, SNG and power generation. For example, the global share of energy for power generation is expected to rise to 47% by 2035, according to the BP Energy Outlook 2017 edition, as consumer preference shift towards electricity. Our technological ability to utilize coal in a clean manner to produce syngas for either power generation or a replacement alternative for natural gas and LNG affords us the opportunity to be part of meeting these global energy needs.

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

Our primary focus is on the Australia and Eastern Europe markets through AFE and SEE where each have unique market dynamics where we believe we can deploy our technology into projects and provide the investment returns critical to our future success and growth.

Because of these market dynamics, we believe our gasification technology has broad strategic importance to:

1)	Countries and regions with developing economies which have their own low cost domestic coal resources or easy access to imported low cost coal. Such countries and regions need access to low cost clean energy and chemical products to grow and, in some cases, to provide basic necessities that improve the health and well-being of their populations. These regions have limited access to affordable alternate energy sources like natural gas and oil and can benefit from economic growth by using the lowest cost energy resources such as low cost domestic or imported coal for the production of vital products. Many Asian countries expect to see a surge in expensive imported LNG and a need to utilize their domestic coal to meet their energy product demand increase.

2)	Countries which possess significant low-cost coal resources such as Australia and those in South America and Eastern Europe which also have a strategic need and desire to produce clean and affordable energy and chemicals from their own domestic resources.

3)	Existing operating companies which deploy their own technologies for energy and/or chemicals production or who rely upon oil and natural gas for their industrial applications. These technologies have been well established for use with oil and natural gas resources but are constrained from growing in parts of the world where the oil and natural gas feedstocks are either not readily available due to missing infrastructure and/or very expensive such as LNG in much of Asia. Integrating those established technologies with our technology opens these technologies to a new low cost natural resource in low quality coals thereby transforming the economic opportunity. Such is the case for example in producing power, methanol, DRI steel product, ammonia and urea for fertilizers and many transportation fuels such as gasoline, diesel and jet fuel.

4)	Developed countries such as the United States and Western Europe who are searching for a viable solution for growing biomass and municipal solid waste disposal issues and could also benefit from additional renewable resources.

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

Historically, the most predominant commercially deployed gasification technology providers have been: GE, Shell, Siemens, CB&I and Lurgi. Shell’s technology is now owned by U.S. based company Air Products. With the exception of Lurgi, these competitors utilized entrained flow slagging gasification technologies. The entrained flow technologies operate on more expensive high grade bituminous and some sub-bituminous coals as feedstocks, but lack capability with the more difficult low heating value, high ash and high moisture coals and with biomass or other renewable waste materials. We have seen what we believe are significant changes in the competitive landscape for gasification over the past few years. Primarily this has been reflected in the inability of these long standing traditional entrained flow technologies to meet the needs of the many of the new projects now in development because many of these projects owners are faced with the need to use much lower quality coals or renewable feedstocks. We believe this change in the competitive landscape is pushing SGT and other fluidized bed and moving/fixed bed technologies into the forefront for consideration for future projects.

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

In addition to these, there are several Chinese gasification technologies that have been commercialized such as East China University and China Aerospace. The Chinese technologies commercialized thus far are derivatives of the historically commercialized western technologies mentioned above and generally fall into the category of entrained flow slagging gasification. To date, commercialization of these technologies has been primarily inside China.

The following chart details our view of the current competitive landscape and details the current technologies available on the marketplace, along with their competitive advantages and disadvantages.

SES Gasification Technology Competitive Comparison

	Biomass & Peat	Lignite	Sub Bituminous	Bituminous & Anthracite	Comments
SES Advanced Fluidized Bed	Good Economics Good Efficiency Low Capex Low water use	Good Economics Good Efficiency Low Capex Low water use Good for high ash Good for high moisture Includes fine coal	Good Economics Good Efficiency Low Capex Low water use Good for high ash Good for high moisture Includes fine coal	Best Economics Good Efficiency Low Capex Low water use Good for high ash Good for high moisture Includes fine coal	SES Advanced Fluidized gasification maintains its efficiency across all feedstock qualities, has lower water usage and low Capex and Opex. This leads to attractive economics on most of the world’s solid-form natural resources.
Simple Fluid Beds	Low Conversion/high feed cost Good Efficiency Low Capex Low water use	Low Conversion/high feed cost Good Efficiency Low Capex Low water use	Low Conversion/high feed cost Good Efficiency Low Capex Low water use	Very Low Conversion/high feed cost Good Efficiency Low Capex Low water use	Simple fluid beds cannot achieve high conversion and are more limited in range of acceptable ash fusion temperatures.
Entrained Flow	Excluded due to technology capability or to poor economics	Reduced Economics Some are Efficient Low to High Capex Med to high water use Not suitable for high ash Not suitable for high moisture Includes fine coal	Reduced Economics Some are Efficient Low to High Capex Med to high water use Some have moisture or ash limits Includes fine coal	Good Economics Efficient Low to High Capex Med to high water use Not suitable for high ash Not suitable for high moisture Includes fine coal	Entrained flow technologies have been the most widely deployed over the past 4 decades. These technologies tend to perform well and are best suited for highest quality coal resources. They can be large water consumers depending on coal feed type and syngas cooling systems used. Low to high Capex due mainly to variations in gasification heat recovery and integration designs.

Moving Bed	Excluded due to technology capability or to poor economics	Acceptable Economics due to lower coal pricing Good Efficiency High Capex High water use Environmental issues due to tars and oils Lump coal only Excludes fine coal	Reduced Economics Good Efficiency High Capex High water use Environmental issues due to tars and oils Lump coal only Excludes fine coal	Reduced Economics Good Efficiency High Capex High water use Environmental issues due to tars and oils Lump coal only Excludes fine coal	Large installed base in South Africa and China. Prior to SES technology, this was the High Capex alternative for low quality coal where entrained flow technologies were uneconomic.
Emerging Transport Reactor & Other	Non- Commercial	Non- Commercial	Non- Commercial	Non- Commercial	Emerging technologies have very limited commercial plants in operation such as the transport reactor which is best suited for low ash lignite coals. Many other emerging technologies attempting to gasify biomass and municipal wastes.

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

GTI Agreement

In November 2009, we entered into an Amended and Restated License Agreement, (the “GTI Agreement”), with the Gas Technology Institute, (“GTI”), replacing the Amended and Restated License Agreement between us and GTI dated August 31, 2006, as amended. Under the GTI Agreement, we maintain our exclusive worldwide right to license the U-GAS® technology for all types of coals and coal/biomass mixtures with coal content exceeding 60%, as well as the non-exclusive right to license the U-GAS® technology for 100% biomass and coal/biomass blends exceeding 40% biomass. We have the right to grant sublicenses, with the approval from GTI, for which we would then owe royalty payments to GTI based on an agreed upon rate schedule. Royalty payments to GTI consist of a minimum annual payment or variable rate payments per the rate schedules dependent upon license agreements, invested equity or carried interests, whichever is higher. The initial term of the contract was for 10 years with two 10-year extensions executable upon notice to GTI. In May 2016, we exercised the first of our two 10-year extensions available and now maintain the exclusive license through 2026.

Through 2026, we and GTI are restricted from disclosing any confidential information (as defined in the GTI Agreement) to any person other than employees of affiliates or contractors who are required to deal with such information, and such persons will be bound by the confidentiality provisions of the GTI Agreement. We have further indemnified GTI and its affiliates from any liability or loss resulting from unauthorized disclosure or use of any confidential information that we receive.

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

Relationships with Strategic Partners and Business Verticals

As part of our overall strategy, we intend primarily to (i) work with our existing, AFE and SEE partnership companies to secure new SGT technology and equipment orders and develop energy, chemicals and resource projects where we would own an earned or carried equity interest in the project, (ii) monitor, support and facilitate our minority ownership interest in BFR in order to realize the financial value through dividend income or other means, (iii) work to recover cash and monetize our joint venture operations, Yima and Tianwo-SES, (iv) continue to seek value accretive partnerships to help us grow through strengthening our SGT delivery capability and through creation of new project opportunities and (v) taking necessary steps to utilize our existing cash reserves in the most financially productive means possible.

In July 2015, we entered into a Project Alliance Agreement that expands our exclusive relationship with Midrex Technologies for integration and optimization of DRI technology using coal gasification. Midrex has taken the lead in marketing, sales, proposal development, and project execution for coal gasification DRI projects as part of the new project alliance. Midrex may also lead the construction of the fully integrated solution for customers who desire such an execution strategy. We will provide the DRI gasification technology for each project including engineering, key equipment, and technical services. The agreement includes finalization of an engineering package for the optimized coal gasification DRI solution. Prior to the Project Alliance Agreement, we also entered into an exclusive agreement with Tianwo-SES and Midrex for the joint marketing of coal gasification-based DRI facilities in China. These facilities will combine our gasification technology with the Direct Reduction Process of Midrex to create syngas from low quality coals in order to convert iron ore into high-purity DRI. Tianwo-SES Joint Venture will aid in the marketing of these DRI facilities in China and will supply the gasification equipment and licensing of the technology.

Current Operations and Projects

Australian Future Energy Pty Ltd

In February 2014, we established AFE together with an Australian company, Ambre Investments PTY Limited (“Ambre”). AFE is an independently managed Australian business platform established for the purpose of building a large-scale, vertically integrated business in Australia based on developing, building and owning equity interests in financially attractive and environmentally responsible projects that produce low cost syngas as a competitive alternative to expensive local natural gas and LNG.

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

In 2016, AFE completed the creation and spin-off of Batchfire Resources Pty Ltd (“BFR”) (as discussed below) as a separate standalone company which acquired and operates the Callide thermal coal mine in Queensland.

In August 2017, AFE completed the acquisition of a mine development lease related to the 266-million-ton resource near Pentland, Queensland through AFE’s wholly owned subsidiary, Great Northern Energy Pty Ltd (“GNE”). GNE has a 100% ownership interest in the Pentland Coal Mine. GNE is currently finalizing the preparation of its Initial Advice Statement of the Pentland Coal Mine project to the Queensland Government for the development of the project for an initial 6.0 million metric tons per annum (mtpa) ROM coal operation, with allowance for expansion of the project for up to 9.0 million mtpa ROM coal operation. In its first phase of operation, 4.5 million mtpa of coal is planned for export to Asian markets with the balance of 1.5 million mtpa for feedstock to a future proposed coal gasification project. It is anticipated, based on current planning, for the project to be operational in 2022. A drilling program is planned to commence in late 2018 to expand the size and overall quality and understanding of the Pentland resource.

In September 2018, AFE’s Gladstone Energy and Ammonia Project (“GEAP”) was formally announced in Queensland Parliament by Minister for State Development, Manufacturing, Innovation and Planning, Mr. Cameron Dick and was declared by the Queensland Co-Ordinator General as a Co-Ordinated Project. A coordinated project approach also means that all the potential impacts and benefits of the project are considered in an integrated and comprehensive manner and the Coordinator-General’s decision to declare this project a Coordinated Project is expected to help streamline approvals and fast-track delivery of the project.

The project will be located in the State Development Area in Gladstone, Queensland and is planned to process 1.5 million mtpa of low-quality coal using SGT, to produce up to 330,000 mpta of ammonia product, and up to 8 petajoules of pipeline quality gas for the east coast domestic gas market. In addition, the proposed project will generate approximately 90 MW of electrical power, with approximately 25 MW of this being available for export to the local domestic grid. The ammonia and gas produced is to be used by major industrial users, including those focusing on agriculture, the mining industry and advanced manufacturing. The project is estimated by AFE to commence construction by mid-2020, with the first ammonia production proposed in mid-2022.

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

Batchfire Resources Pty Ltd

As a result of AFE’s early stage business development efforts associated with the Callide coal mine in Central Queensland, Australia, AFE created BFR. BFR was a spin-off company for which ownership interest was distributed to the existing shareholders of AFE and to the new BFR management team in December 2015. BFR is registered in Australia and was formed for the purpose of purchasing the Callide thermal coal mine from Anglo-American plc (“Anglo-American”). The Callide mine is one of the largest thermal coal mines in Australia and has been in operation for more than 20 years.

In October 2016, BFR stated that it had received investment support for the acquisition from Singapore-based Lindenfels Pte Ltd, a subsidiary of commodity traders Avra Commodities. The acquisition of the Callide thermal coal mine from Anglo-American was completed in October 2016.

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

SES EnCoal Energy sp. z o.o

In October 2017, we entered into agreements with Warsaw-based EnInvestments sp. z o.o. Under the terms of the agreements, we and EnInvestments are equal shareholders of SEE and SEE will exclusively market, develop, and commercialize projects in Poland which utilize our technology, services, and proprietary equipment and we share with SEE a portion of the technology license payments, net of fees, we receive from Poland. The goal of SEE is to establish efficient clean energy projects that provide Polish industries superior economic benefits as compared to the use of expensive, imported natural gas and LNG, while providing energy independence through our technological capabilities to convert the wide range of Poland’s indigenous coals, coal waste, biomass and municipal waste to valuable syngas products.  SEE has developed a pipeline of projects and together with us is actively working with Polish customers and partners to complete necessary project feasibility, permitting, and SGT technology agreement steps required prior to starting construction on the projects.

Tauron Wytwarzanie S.A., (“Tauron”), has contracted Poland’s Institute of Coal Chemistry (“IChPW”) to complete a detailed preliminary design assessment and economic study for the conversion of its 200MW conventional power boilers to clean syngas which would be Poland’s first SGT facility. The project feasibility study concluded in March 2018 with positive results. The results presented by IChPW to Tauron have shown that the conversion of Tauron’s 200 MW power boiler utilizing SGT can be both economically attractive and environmentally beneficial. We believe that SGT power boiler conversions are an ideal solution capable of meeting EU and IED targets.

For our ownership interest in SEE, we have been contributing cash and assisting in the development of SEE. SEE was initially funded in January 2018 with a cash contribution of approximately $6,000 and an additional funding in March 2018 of approximately $76,000.

Yima Joint Venture

In August 2009, we entered into joint venture contracts and related agreements with Yima Coal Industry Group Company (“Yima”), replacing the prior joint venture contracts entered in October 2008 and April 2009. The joint ventures were formed for each of the gasification, methanol/methanol protein production, and utility island components of the plant (collectively the “Yima Joint Venture”). The joint venture contracts provided that we and Yima contribute equity of 25% and 75%, respectively, to the Yima Joint Venture. The remaining capital for the project construction has been funded with project debt obtained by the Yima Joint Venture. Yima agreed to guarantee the project debt in order to secure debt financing from domestic Chinese banking sources. We agreed to pledge to Yima our ownership interests in the joint ventures as security for our obligations. In the event that the necessary additional debt financing is not obtained, Yima agreed to provide a loan to the joint venture to satisfy the remaining capital needs of the project with terms comparable to current market rates at the time of the loan. Yima also agreed to provide coal to the project at preferential pricing under a side-letter agreement related to the JV contracts. To date, Yima has not provided coal at preferential price to the project and we do not believe Yima will do so in the future.

The term of the joint venture commenced June 9, 2009 at the time each joint venture company obtained its business operating license and shall end 30 years after the business license issue date, June 8, 2039. As discussed below, in November 2016, as part of an overall corporate restructuring plan, these joint ventures were combined into a single joint venture.

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

In 2016, the plant faced increasing regulatory scrutiny from the environmental and safety bureaus as the plant was not built in full compliance with its original submitted designs. In June 2016, the local environmental bureau requested that the plant temporarily halt operations to address certain issues identified by the environmental bureau. These issues affected the joint venture’s ability to receive its final operating and safety permits and were related to the original approval for methanol protein production and the original three JV business structure. This has been addressed and fully resolved and the three joints ventures were combined into one in November 2016. The Yima Joint Venture returned to operations in late November 2016 and in November 2017, the Yima Joint Venture completed the required safety testing and successfully received its safety production permit from the Henan government and it subsequently received the Industry Products License in May 2018, allowing for its products to be sold on the open market and an updated business license was successfully obtained in January 2018.

Since the plant restored operations in November 2016, it has had periods of running at full design capacity and periods of operations at lower levels of production. The primary operational issues have been related to operational errors, equipment quality that has caused increased downtime and the failure to secure coal supply. The plant experienced a 90-day period in which it operated at full capacity ending in August 2017. For the fiscal year ending June 30, 2018, the plant produced 185,761 tons of pure methanol, its best fiscal year performance to date. We continue to see signs of overall improvement in operations, resulting in longer periods of production at design capacity.

In December 2017 and January 2018, on-going development cooperation and discussions with the Yima Joint Venture management resulted in the joint venture agreeing to pay various costs incurred by us during the construction and commissioning period of the facility in the amount of approximately 16 million Chinese Renminbi yuan, (“RMB”). As of June 30, 2018, we have received 6.15 million RMB (approximately $0.9 million) of payments from the Yima Joint Venture related to these costs. Additional payments may be forthcoming. Due to uncertainty, revenues will be recorded upon receipt of payment.

Tianwo-SES Clean Energy Technologies Limited

Joint Venture Contract

In February 2014, SES Asia Technologies Limited, one of our wholly owned subsidiaries, entered into a Joint Venture Contract (the “JV Contract”) with Zhangjiagang Chemical Machinery Co., Ltd., which subsequently changed its legal name to Suzhou Thvow Technology Co. Ltd. (“STT”), to form Tianwo-SES Clean Energy Technologies Limited, (“Tianwo-SES Joint Venture”). The purpose of the Tianwo-SES Joint Venture is to establish our gasification technology as the leading gasification technology in the Tianwo-SES Joint Venture territory (which is China, Indonesia, the Philippines, Vietnam, Mongolia and Malaysia) by becoming a leading provider of proprietary equipment and engineering services for the technology. The scope of the Tianwo-SES Joint Venture is to market and license our gasification technology via project sublicenses; procurement and sale of proprietary equipment and services; coal testing; and engineering, procurement and research and development related to the technology. STT contributed 53.8 million RMB (approximately $8.0 million) in April 2014 and was required to contribute an additional 46.2 million RMB (approximately $6.8 million) within two years of such date for a total contribution of 100 million RMB (approximately $14.8 million) in cash to the Tianwo-SES Joint Venture in return for a 65% ownership interest in the Tianwo-SES Joint Venture. The second capital contribution from STT of 46.2 million RMB (approximately $6.8 million) was not paid by STT in April 2016 as required by the initial JV Contract. As part of a restructuring of the agreement described below, the obligation for payment of additional registered capital was removed.

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

In August 2017, we entered into a restructuring agreement of the Tianwo-SES Joint Venture (“Restructuring Agreement”). The agreed change in share ownership, reduction in the registered capital of the joint venture, and the final transfer of shares with local government authorities was completed in December 2017. In this restructuring, an additional party was added to the JV Contract, upon receipt of final government approvals, The Innovative Coal Chemical Design Institute (“ICCDI”) has become a 25% owner of the Tianwo-SES Joint Venture, we have decreased our ownership to 25% and STT has decreased its ownership to 50%. ICCDI previously served as general contractor and engineered and constructed all three projects which utilize SGT in seven gasification systems. Equipment orders related to these projects were secured by our joint venture partner, Zhangjiangang Chemical Machinery Co., Ltd. The projects are located in the provinces of Shandong, Henan, and Shanxi, have been completed and are currently operating for the Aluminum Corporation of China.

We received 11.15 million RMB (approximately $1.7 million) from ICCDI as a result of this restructuring. In conjunction with the joint venture restructuring, we also received 1.2 million RMB (approximately $180,000) related to outstanding invoices for services we had provided to the Tianwo SES Joint Venture. The inclusion of ICCDI as an owner has the potential to enhance the joint venture’s bidding ability and we believe the joint venture will focus on securing larger coal to chemical projects as well as continue to pursue projects in the industrial fuels segment.

In addition to the ownership changes described above, the Tianwo-SES Joint Venture board of directors (the “Board”) was changed to consist of eight directors, four appointed by STT, two appointed by ICCDI and two appointed by us. All significant acts as described in the JV Contract require the unanimous approval of the Board.

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

The Tianwo-SES Joint Venture will be the exclusive operational entity for business relating to our technology in the Tianwo-SES Joint Venture territory, except for projects in which SES has an equity ownership position. For these projects, as a result of the Restructuring Agreement, we can provide technology and equipment directly, with no obligation to the joint venture. If the Tianwo-SES Joint Venture loses exclusivity due to a breach by us, STT and ICCDI are to be compensated for direct losses and all lost project profits. We were also required to provide training for technical personnel of the Tianwo-SES Joint Venture through the second anniversary of the establishment of the Tianwo-SES Joint Venture, which has now passed. We will also provide a review of engineering works for the Tianwo-SES Joint Venture. If modifications are suggested by us and not made, the Tianwo-SES Joint Venture bears the liability resulting from such failure. If we suggest modifications and there is still liability resulting from the engineering work, it is our liability.

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

The Tianwo-SES Joint Venture is required to establish an Intellectual Property Committee, with two representatives from the Tianwo-SES Joint Venture and two from SES. This Committee shall review all improvements and protection measures and recommend actions to be taken by the Tianwo-SES Joint Venture in furtherance thereof. Notwithstanding this, each party is entitled to take actions on its own to protect intellectual property rights. As of June 30, 2018, that committee was yet to be formed.

Any breach of or default under the TUCA which is not cured on notice entitles the non-breaching party to terminate. The Tianwo-SES Joint Venture indemnifies us for misuse of our technology or infringement of our technology upon rights of any third party.

Synthesis Energy Systems (Zao Zhuang) New Gas Company Ltd.

In July 2006, we entered into a cooperative joint venture contract with Shandong Hai Hua Xuecheng Energy Co. Ltd. (“Xuecheng Energy”) which established Synthesis Energy Systems (Zao Zhuang) New Gas Company Ltd. (“ZZ Joint Venture”). The ZZ Joint Venture’s primary purpose was to develop, construct and operate a syngas production plant utilizing SGT in Zao Zhuang City, Shandong Province, China and producing and selling syngas and the various byproducts of the plant.

We initially owned 97.6% of the ZZ Joint Venture and Xuecheng Energy owned the remaining 2.4%. In June 2015, we entered into a Share Purchase and Investment Agreement, (the “SPA”), with Rui Feng Enterprises Limited (“Rui Feng”), whereby Rui Feng would acquire a controlling interest in Synthesis Energy Systems Investments Inc. (“SESI”), and a wholly owned subsidiary, which owns our interest in the ZZ Joint Venture.  Under the terms of the SPA, SESI originally agreed to sell an approximately 61% equity interest to Rui Feng in exchange for $10.0 million.  This amount was to be paid in four installments through December 2016, with the first installment of approximately $1.6 million paid on June 26, 2015. However, Rui Feng did not make any subsequent payments. This resulted in our majority ownership (approximately 88.1%) until we eventually restructured our ownership with Xuecheng Energy.

In August 2016, we announced that we and Xuecheng Energy entered into a definitive agreement to restructure the ZZ Joint Venture. Due to the Chinese government’s widespread initiative to move industry into larger scale, commercial and environmentally beneficial industrial parks, it became clear that the plant was no longer going to be allowed to operate in its current location. As a result, we retain an approximate nine percent ownership in the ZZ Joint Venture asset, and Xuecheng Energy assumed all outstanding liabilities of the ZZ Joint Venture, including payables related to the Cooperation Agreement with Xuecheng Energy signed in 2013. The definitive agreement took full effect when the registration with the government was completed on October 31, 2016. With the closure of this transaction, SES does not anticipate any future liabilities related to the ZZ Joint Venture. The ZZ Joint Venture was a very successful demonstration of our technology and its operational history and commercial operations helped provide the foundation for our technology, SGT.

During the second quarter of fiscal 2017, we deconsolidated the ZZ Joint Venture and began accounting for our nine percent investment in the ZZ Joint Venture under the cost method. The carrying value of our investment in the ZZ Joint Venture was zero at both June 30, 2018 and 2017.

Business Development, Engineering and Project Management

Management and Business Development Staff

We currently employ a staff of experienced management and business development professionals in both the U.S. and China that are focused on opportunities in our target markets. The management and business development team are focused on the disciplined development of new business for gasification projects, licensing opportunities and other technology products and services which maximize the advantages of our gasification technology. Members of the team have either led or participated in the development of multiple coal and natural gas power projects, coal gasification projects, chemical and gasification licensing transactions globally over the past three decades. In addition, we utilize consultants and our relationships with our strategic partners to further supplement our staff in developing relationships with potential customers.

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

Business Concentration

Our assets in China accounted for approximately 52% of our total assets as of June 30, 2018, which includes our investment in the Yima Joint Venture and other miscellaneous assets. While our balance sheet shows a significant business concentration in China, we are primarily focused on developing our assets outside of China which we believe will be responsible for a large percentage of our financial results going forward.

Suppliers

China has rapidly expanded its industrial manufacturing and construction capabilities. This has reduced the cost and build time of traditional sources of supply. In China, through our strategic relationships, we have been successful in locating and contracting with a number of key suppliers of major equipment and services.

For projects outside of China, we plan to continue to leverage our strong ties and partnerships in China to provide low cost equipment and engineering into our projects. In locations where local sourcing is of value, we expect to be able to develop supply chain capabilities for our equipment utilizing experienced industrial manufacturing capabilities and low-cost sources of labor and materials that will benefit our technology.

Patents

We currently hold multiple U.S. and international patents and a number of pending patent applications, primarily relating to new technology developments that we have made to the U-GAS® technology, known as SGT. This includes our gasification process, the integration of our gasification process with downstream uses and the equipment design for our gasification facilities. Although in the aggregate our patents are important to us, we do not regard any individual patent as critical or essential to our business.

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

In addition, we also have new designs completed, with more in process today, and we are quoting gasification systems for customers that would increase our gasification capacity to approximately 3,000 tons per day of coal using pure oxygen as a reactant at pressures up to 55 bar. We have made improvements to the U-GAS technology which have either been patented, are in the process of patenting, or are held by us as trade secrets. In addition, we have several new improvements which are currently in development associated with designs of our higher pressure and higher capacity systems that will further enhance the efficiency of the gasification process or reduce capital or operating expenses.

Project and Technical Development

We may incur internal and third-party project and technical development costs related to the advancement of our gasification technology and related processes. We plan to continue certain development initiatives that support our strategies and project development activities with a goal of offering our customers the best and most efficient clean coal solutions.

Environmental Regulation

Our operations are subject to stringent national, provincial state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Numerous governmental agencies, including various Chinese and Australian authorities, issue regulations to implement and enforce such laws, which often require difficult and costly compliance measures that carry substantial administrative, civil and criminal penalties or may result in injunctive relief for failure to comply. These laws and regulations may require the acquisition of a permit before construction or operation at a facility commences, restrict the types, quantities and concentrations of various substances that can be released into the environment in connection with such activities, limit or prohibit construction activities on certain lands lying within wilderness, wetlands, ecologically sensitive and other protected areas, and impose substantial liabilities for pollution.

Our facilities may require permits for or be constrained by permit conditions in relation to acceptable air emissions and wastewater discharges, as well as other authorizations, some of which must be issued before construction commences.  Issuance of these permits could be subject to unpredictable delays, contests and even, in some cases, denial or refusal.  Although we believe that there will be support for our projects, the permitting process could be complex and time consuming and the issuance of permits may be subject to the potential for contest and other regulatory uncertainties that may result in unpredictable delays. We are in substantial compliance with current applicable environmental laws and regulations and have not experienced any material adverse effect from compliance with these environmental requirements.

In addition, some recent scientific studies have suggested that emissions of certain gases, commonly referred to as “greenhouse gases,” may be contributing to the warming of the Earth’s atmosphere.  In response to such studies, many countries are actively considering legislation, or have already taken legal measures, to reduce emissions of greenhouse gases.  Examples of such legislation and new legal measures include new environmental laws and regulations that could impose a carbon tax, a cap and trade program requiring us to purchase carbon credits, or measures that would require reductions in emissions or require modification of raw materials, fuel use or production rates.  In China, the Environmental Protection Tax Law entered into force on January 1, 2018, pursuant to which enterprises that directly discharge taxable pollutants within the territory of China and maritime space under its justification shall pay environmental protection tax. This legislation includes two appendices, one of which provides for the tax rate of different pollutants and the other lists taxable pollutants and pollution equivalent. According to this legislation, the environmental protection tax has replaced the pollutant discharge fee since January 1, 2018.

Carbon dioxide, (CO2), a byproduct of burning fossil fuels such as coal, is an example of a greenhouse gas.  Regardless of technology used in gasification facilities, there is carbon dioxide released whenever the syngas is cleaned and prepared for energy or chemicals production.  We believe that gasification is currently the most desirable technology for processing coal if CO2 emissions become regulated. This is because gasification and the adjacent syngas cleaning technologies separate the CO2 produced from the final products and thereby create a rich CO2 stream that can be captured, sequestered and/or sold. However, greenhouse gas regulations can add production and capital cost to all fossil fuel technologies and may require us or our customers to obtain additional permits, meet additional control requirements, install additional environmental mitigation equipment, or take other as yet unknown steps to comply with such potential regulations, which could adversely affect our financial performance.

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

The Kyoto Protocol, adopted in December 1997 by the signatories to the 1992 United Nations Framework Convention on Climate Change (UNFCCC), established a binding set of greenhouse gas emission targets for developed nations. The U.S. signed the Kyoto Protocol, but it has never been ratified by the U.S. Senate. Australia ratified the Kyoto Protocol in December 2007 and became a full member in March 2008. There were discussions to develop a treaty to replace the Kyoto Protocol after the expiration of its commitment period in 2012, including at the UNFCCC conferences in Copenhagen (2009), Cancun (2010), Durban (2011), Doha (2012) and Paris (2015). At the Durban conference, an ad hoc working group was established to develop a protocol, another legal instrument or an agreed outcome with legal force under the UNFCCC, applicable to all parties. At the Doha meeting, an amendment to the Kyoto Protocol was adopted, which included new commitments for certain parties in a second commitment period, from 2013 to 2020. In December 2012, Australia signed on to the second commitment period. During the UNFCCC conference in Paris, France in late 2015, an agreement was adopted calling for voluntary emissions reductions contributions after the second commitment period ends in 2020. The agreement was entered into force on November 4, 2016 after ratification and execution by more than 55 countries that account for at least 55% of global greenhouse gas emissions. Both Australia and the United States ratified the agreement. On August 4, 2017 the United States formally signaled its intention to withdraw from the agreement (although it has not yet withdrawn).

Enactment of laws or passage of regulations regarding emissions from the combustion of coal by the U.S., some of its states or other countries, or other actions to limit such emissions, could result in electricity generators switching from coal to other fuel sources. Further, policies limiting available financing for the development of new coal-fueled power stations could adversely impact the global demand for coal in the future. The potential financial impact on us of future laws, regulations or other policies will depend upon the degree to which any such laws or regulations force electricity generators to diminish their reliance on coal as a fuel source. That, in turn, will depend on a number of factors, including the specific requirements imposed by any such laws, regulations or other policies, the time periods over which those laws, regulations or other policies would be phased in, the state of commercial development and deployment of CCUS technologies and the alternative uses for coal. From time to time, we attempt to analyze the potential impact on the Company of as-yet-unadopted, potential laws, regulations and policies. Such analysis require that we make significant assumptions as to the specific provisions of such potential laws, regulations and policies. These analyses sometimes show that certain potential laws, regulations and policies, if implemented in the manner assumed by the analyses, could result in material adverse impacts on our operations, financial condition or cash flow, in view of the significant uncertainty surrounding each of these potential laws, regulations and policies. We do not believe that such analyses reasonably predict the quantitative impact that future laws, regulations or other policies may have on our results of operations, financial condition or cash flows.

Australian Regulatory Matters

Native Title and Cultural Heritage. Since 1992, the Australian courts have recognized that native title to lands, as recognized under the laws and customs of the Aboriginal inhabitants of Australia, may have survived the process of European settlement. These developments are supported by Native Title Act 1993 (Cth) which recognizes and protects native title, and under which a national register of native title claims and determinations has been established. Native title rights do not extend to minerals; however, native title rights can be affected by the mining process unless those rights have previously been extinguished thereby requiring negotiation with the registered native title claimants or determined native title holders (as applicable) (and potentially the payment of compensation) prior to the grant of certain mining tenements. There is also federal and state legislation to prevent damage to and manage Aboriginal cultural heritage and archaeological sites.

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

Australian mining operations are generally subject to local, state and federal laws and regulations. At the federal level, these legislative acts include, but are not limited to, the Environment Protection and Biodiversity Conservation Act 1999 (Cth), Native Title Act 1993 (Cth), Fair Work Act 2009 (Cth), Foreign Acquisitions and Takeovers Act 1975 (Cth) and the Aboriginal and Torres Strait Islander Heritage Protection Act 1984 (Cth). Foreign investors into Australia may also require approval of the Foreign Investment Review Board.

In Queensland, laws and regulations related to mining include, but are not limited to, the Mineral Resources Act 1989 (Qld), Mineral and Energy Resources (Common Provisions) Act 2014 (Qld) (MERCP Act), Environmental Protection Act 1994 (Qld) (EP Act), Environmental Protection Regulation 2008 (Qld), potentially the Planning Act 2016 (Qld), Building Act 1975 (Qld), Explosives Act 1999 (Qld), Aboriginal Cultural Heritage Act 2003 (Qld), Native Title (Queensland) Act 1993 (Qld), Water Act 2000 (Qld), State Development and Public Works Organization Act 1971 (Qld), Queensland Heritage Act 1992 (Qld), Transport Infrastructure Act 1994 (Qld), Nature Conservation Act 1992 (Qld), Vegetation Management Act 1999 (Qld), Land Act 1994 (Qld), Regional Planning Interests Act 2014 (Qld), Fisheries Act 1994 (Qld) and the Forestry Act 1959 (Qld). Under the EP Act, policies have been developed to achieve the objectives of the law and provide guidance on specific areas of the environment, including air, noise, water and waste management. Increased emphasis has recently been placed on topics including, but not limited to, hazardous dams assessment, the protection of strategic cropping land, the assessment and provision of financial assurance and undertaking rehabilitation of mining activities. The MERCP Act commenced on September 27, 2016 and included significant reforms to the management of overlapping coal and coal seam gas tenements and the coordination of activities and access to private and public land. In November 2016, amendments to the EP Act and the Water Act 2000 (Qld) became effective and facilitate regulatory scrutiny of the environmental impacts of underground water extraction during the operational phase of resource projects for all tenements yet to commence mineral extraction. The ‘Chain of Responsibility’ provisions of the EP Act, effective in April 2016, allow the regulator to issue an environmental protection order (EPO) to a related person of a company in two circumstances; (a) if an EPO has been issued to the company, an EPO can also be issued to a related person of the company (at the same time or later); or (b) if the company is a high risk company (as defined in the EP Act), an EPO can be issued to a related person of the company (whether or not an EPO has also been issued to the company). A guideline has been issued to provide more certainty to industry on the circumstances when an EPO may be issued.

In New South Wales, laws and regulations related to mining include, but are not limited to, the Mining Act 1992 (NSW), Work Health and Safety (Mines and Petroleum Sites) Act 2013 (NSW), Mine Subsidence Compensation Act 1961 (NSW), Environmental Planning and Assessment Act 1979 (NSW) (EP&A Act), Environmental Planning and Assessment Regulations 2000 (NSW), Protection of the Environment Operations Act 1997 (NSW), Contaminated Land Management Act 1997 (NSW), Explosives Act 2003 (NSW), Water Management Act 2000 (NSW), Water Act 1912 (NSW), Radiation Control Act 1990 (NSW), Heritage Act 1977 (NSW), Aboriginal Land Rights Act 1983 (NSW), Crown Lands Act 1989 (NSW), Dangerous Goods (Road and Rail Transport) Act 2008 (NSW), Fisheries Management Act 1994 (NSW), Forestry Act 2012 (NSW), Native Title (New South Wales) Act 1994 (NSW), Roads Act 1993 (NSW) and National Parks & Wildlife Act 1974 (NSW). Under the EP&A Act, environmental planning instruments must be considered when approving a mining project development application. There are multiple State Environmental Planning Policies (SEPPs) relevant to coal projects in New South Wales. Amendments to the SEPPs that cover mining have occurred in the past two years and are aimed at protecting agriculture, water resources and critical industry clusters. One SEPP, referred to as the “Mining SEPP”, was amended in late 2013 to make it mandatory for decision makers to consider the economic significance of coal resources when determining a development application for a mine and to give primacy to that consideration. While this amendment was repealed in 2015, decision makers still have regard to the significance of a resource and the State and regional economic benefits of a proposed coal mine when considering a development application on the basis that it is an element of the “public interest” head of consideration contained in the legislation.

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

New South Wales reclamation. The Mining Act 1992 (NSW) (Mining Act) is administered by the Department of Planning and Environment and authorizes the holder of a mining tenement to extract a mineral subject to obtaining consent under the EP&A and other auxiliary approvals and licenses.

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

Queensland rehabilitation. The EP Act is administered by the Department of Environment and Science which authorizes environmentally relevant activities such as mining activities relating to a mining lease through an Environmental Authority (EA). Environmental protection and rehabilitation activities are regulated by conditions in the EA, including the requirement for the submission of a Plan of Operations (PO) prior to the commencement of operations. Currently, all mining operations must be carried out in accordance with the PO which describes site activities and the progress toward environmental and rehabilitation outcomes and are updated on a regular basis or if mine plans change. The mines submit an annual return reporting on their EA compliance including rehabilitation performance. The Queensland Government is in the process of reviewing the requirement of a PO for mining activities. Legislation (in the form of a Bill) was introduced in the Queensland parliament in February 2018 that instead requires entities undertaking mining activities to prepare a ‘life of mine’ progressive rehabilitation and closure plan (PRCP) which will be binding in the undertaking of a mining activity and include annual reporting and regular auditing requirements.

The Bill requires EA holders to prepare a detailed PRCP which is to include information detailing how mining activities will be undertaken to maximize progressive rehabilitation of the land to a stable condition. The PRCP will provide for specific rehabilitation milestones and non-compliance will be an offence.

As a condition of the EA, financial security requirements are calculated to determine the amount of bonding required to cover the cost of rehabilitation based on extent of disturbance during the PO period. The Bill will also amend the way in which financial security is calculated and provided. The new regime is to consider the risk profile of the EA holder for the mining activity and the risk profile of the particular mining project so that security is either provided by way of a contribution to a fund or by other surety.

At this stage, it is expected that the Bill is likely to be passed by the Queensland parliament in October 2018 with commencement to occur by the end of 2018 or in early 2019.

Occupational Health and Safety. Broadly, State legislation requires persons conducting a business or undertaking to provide and maintain a safe workplace by providing safe systems of work, safety equipment and appropriate information, instruction, training and supervision. Specific occupational health and safety obligations have been mandated under state legislation to account for the specialized nature of the coal mining industry. The concepts are typically similar to the general occupational health and safety legislation however, there are some differences in the terminology, the application and detail of the laws. The most noteworthy difference being that coal mining safety laws are more prescriptive when compared to general occupational health and safety laws. Further, mining operators, executive officers (including directors and other officers of a corporate entity), employees with statutory appointments (e.g. site senior executives) and all other persons (including coal mine workers and all other persons at a mine) are subject to the obligations under this legislation.

A small number of coal mine workers in Queensland and New South Wales have been diagnosed with coal workers’ pneumoconiosis (CWP, also known as black lung) following decades of assumed eradication of the disease. This led to a Parliamentary inquiry into CWP with a report tabled before the Queensland parliament in May 2017. The report made a series of recommendations regarding the detection and monitoring of CWP as well as recommending the relevant legislation better support these initiatives. The report also noted that the government authority (the Department of Natural Resources, Mines and Energy) responsible for regulating CWP (amongst broader occupational health and safety issues pertaining to the resources and mining sector) failed to properly administer the relevant legislation.

The Queensland Government released its formal response to the recommendations tabled before Parliament. Following the recommendations, and a consultation process, the Queensland Government made a number of changes to the coal mining legislation, specifically with a view to prevent and monitor issues contributing to CWP. Following the report, the Queensland Government’s initial response was to release a draft Bill establishing a mine health and safety regulatory body that is independent from the Department of Natural Resources, Mines and Energy. This Bill has not been passed by Parliament and further amendments to the Bill have been tabled.

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

Greenhouse Gases. In 2007, a single, national reporting system relating to greenhouse gas emissions, energy use and energy production was introduced. The National Greenhouse and Energy Reporting Act 2007 (Cth) (NGER Act) imposes requirements for corporations meeting a certain threshold to register and report greenhouse gas emissions and abatement actions, as well as energy production and consumption. The Clean Energy Regulator administers the NGER Act. The Commonwealth Department of Environment is responsible for NGER Act-related policy developments and review. Both foreign and local corporations that meet the prescribed carbon dioxide and energy production or consumption limits in Australia (Controlling Corporations) must comply with the NGER Act.

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

Queensland Royalty. As a general rule, royalties are payable to the State of Queensland for extracted coal. Statutory formulas under the Mineral Resources Regulation 2013 (Qld) are used to calculate the royalty rates (expressed as a percentage) for coal sold, disposed of, or used, where the average price per metric ton is either between $100 and $150 Australian dollars, or greater than $150 Australian dollars. The rate is 7% for coal sold, disposed of, or used below $100 Australian dollars per metric ton. The periodic impact of these royalty rates is dependent upon the volume of metric tons produced at Queensland mining locations and coal prices received for those metric tons. The Queensland Office of State Revenue issues determinations setting out its interpretation of the laws that impose royalties and provide guidance on how royalty rates should be calculated.

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

Failure to comply with the registration procedures, including failure to update its own foreign exchange registration, may result in restrictions on the relevant onshore entity, including restrictions on the payment of dividends and other distributions to its offshore parent or affiliate and restrictions on the capital inflow from the offshore entity, and may also subject relevant Chinese residents to penalties under the Chinese foreign exchange administration regulations. Also, at the time of applying for SAFE registration (including any change registration), the onshore entities that do not constitute round tripping investment enterprises will be required to represents that its foreign shareholder is not directly or indirectly held by any Chinese residents; the onshore entities that constitute round tripping investment enterprises will be required to disclose the actual controlling person of its foreign shareholder. Any false or misleading representations may result in administrative liabilities imposed on the onshore entities and their legal representatives.

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

Employees

As of June 30, 2018, we had approximately 13 full time employees. None of our employees are represented by any collective bargaining unit. We have not experienced any work stoppages, work slowdowns or other labor unrest. We believe that our relations with our employees are good.

Available Information

We make available free of charge, or through the “Investor Center – Financials & Filings” section of our website at www.synthesisenergy.com, access to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material is filed, or furnished to the Securities and Exchange Commission. Our Code of Business and Ethical Conduct and the charters of our Audit, Compensation and Nominating and Corporate Governance Committees are also available through the “Investor Center - Corporate Governance” section of our website or in print to any stockholder who requests them.

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

As of June 30, 2018, we had $7.1 million in cash and cash equivalents and $6.4 million of working capital.

As of November 14, 2018, we had $4.0 million in cash and cash equivalents. In addition to the cash and cash equivalents we have approximately another $0.3 million in Chinese bank acceptance notes, which are similar to certificates of deposits, and have maturity dates greater than 90 days but less than one year. Of the $4.0 million in cash and cash equivalents, $2.6 million resides in the United States or easily accessed foreign countries and approximately $1.4 million resides in China. We are seeking to strengthen our financial position through new strategic partnering opportunities and we consider a full range of financing options to create the most value for us which may include divestiture of assets such as our Yima Joint Venture, our Tianwo-SES Joint Venture and our technology. If we cannot raise required funds on acceptable terms, we may further reduce our expenses. We believe that with the strategies above, we can continue to operate for the next twelve months, assuming we can successfully transfer the funds currently in China to the U.S. Based on the historical negative cash flows that the Company has incurred, the continued limited cash inflows in the period subsequent to year end and the uncertain nature of the ability to transfer the cash that resides in China, there is substantial doubt about the Company’s ability to continue as a going concern.

We currently plan to use our available cash for: (i) securing orders and tasks associated with our overall business strategy described above; (ii) additional working capital investments or shareholder loans into AFE or SEE to support the growth of those strategic businesses; (iii) growing our technology IP portfolio and securing technology partners or collaborations that help us improve our ability to commercialize and implement SGT; (iv) paying the interest related to the Senior Secured Debentures (“Debentures”); (v) general and administrative expenses; and (vi) working capital and other general corporate purposes. The actual allocation and timing of these expenditures will be dependent on various factors, including changes in our strategic relationships, commodity prices and industry conditions, and other factors that we cannot currently predict.

We currently have very limited financial and human resources to fully develop and execute on all of our business opportunities. We can make no assurances that AFE, SEE and our other business operations including our expected share of dividends from BFR will provide us with sufficient and timely cash flows to continue our operations. We are seeking to strengthen our financial position through new strategic partnering opportunities and we may choose to raise additional capital through equity and debt financing to strengthen our balance sheet to support our delivery of potential new orders for our technology and for our corporate general and administrative expenses. We may consider a full range of financing options to create the most value for us which may include divestiture of assets such as our Yima Joint Venture, our Tianwo-SES Joint Venture and our technology. We cannot provide any assurance that any financing will be available to us in the future on acceptable terms or at all. Any such financing could be dilutive to our existing stockholders. If we cannot raise required funds on acceptable terms, we may further reduce our expenses and we may not be able to, among other things, (i) maintain our general and administrative expenses at current levels including retention of key personnel and consultants; (ii) successfully implement our business strategy, including continuing to deliver our technology to customers and partners pursuant to licenses; (iii) make additional capital contributions to our joint ventures; (iv) fund certain obligations as they become due; (v) respond to competitive pressures or unanticipated capital requirements; or (vi) repay our indebtedness. In addition, we may elect to sell certain investments as a source of cash to develop additional projects or for general corporate purposes.

Our ability to generate cash to service our indebtedness depends on many factors beyond our control, and any failure to meet our debt obligations could harm our business, financial condition and results of operations.

Our ability to make payments on and to refinance our indebtedness, including our recently issued Debentures, and to fund planned capital expenditures will depend on our ability to generate sufficient cash flow from operations in the future. To a certain extent, this is subject to general economic, financial, competitive, legislative and regulatory conditions and other factors that are beyond our control.

We cannot assure you that our business will generate sufficient cash flow from operations in an amount sufficient to enable us to pay principal and interest on our indebtedness, including our recently issued Debentures, or to fund our other liquidity needs. If our cash flow and capital resources are insufficient to fund our debt obligations, we may be forced to sell assets, seek additional equity or debt capital or restructure our debt. We cannot assure you that any of these remedies could, if necessary, be affected on commercially reasonable terms, or at all. Our cash flow and capital resources may be insufficient for payment of interest on and principal of our debt in the future, including payments on our recently issued Debentures, and any such alternative measures may be unsuccessful or may not permit us to meet scheduled debt service obligations, which could cause us to default on our obligations and could impair our liquidity.

We may not be successful in developing our business platform in Australia.

All of our business in Australia is currently being conducted by AFE and as such, we are dependent on the ability of AFE to grow and develop its pending and contemplated projects, and to secure debt and equity financing for projects. We will only receive fees for projects with AFE when agreed milestones across the development, design, construction, start-up and operations of the project are achieved. These projects will have a number of risks and could present unexpected challenges, including the existence of unknown potential disputes, liabilities or contingencies that arise during or after the development of the project. We cannot assure you that AFE will be able to complete the necessary financings, or once completed satisfy the conditions required to achieve these milestones or be able to enter into relationships with partners which can finance and develop the projects to completion. In addition, we can make no assurances that AFE will have sufficient and timely cash flows to continue its operations in the absence of a financing. The failure to complete the financings and, achieve the milestones or for the projects to be fully developed would have a material adverse effect on our business and results of operation.

Our size and lack of operating history could inhibit the development of our third-party licensing business.

SGT license and equipment supply agreements will typically provide a guarantee of the performance of the SGT systems used in a project. Due to our limited history and lack of financial strength, we may not be able to provide adequate financial support required to guarantee our technology performance in a project. As a result, this can impact the ability to complete equity and debt financing of projects and prevent us from securing orders. This outcome would hinder the development of our third-party licensing business and, as a result, have a material adverse effect on our financial condition and results of operations.

We may not be successful developing opportunities to license our technology.

Although we have identified potential opportunities in Australia, Eastern Europe, South America, the Caribbean, China and other parts of Asia, our licensing and related service business are based on our ability to secure contractual commitments from our potential customers to utilize our technology in their projects. These projects are generally capital intensive, require government approvals and can take two to five years or more to complete their development and construction. Our ability to secure orders for our technology is subject to many uncertainties associated with our customers completing a go or no-go decision to develop and invest in these projects. Additionally, successfully developing global licensing opportunities for our technology is subject to the uncertainty of global markets as well as our continued capability to deliver technology licenses, components and services, as well as the capability of regional platform companies that we develop, like AFE, to fund, develop and complete both equity and debt financing for the projects that will use our technology and related services. In addition, as with our other projects, we will be exposed to the risk of financial non-performance by our customers. Although we anticipate that we can generate revenues through engineering and technical service fees, as well as licensing fees and royalties on products sold by our licensees that incorporate our proprietary technology, there can be no assurances that we will be able to do so and our inability to do so could have a material adverse effect on our business and results of operation.

We are dependent on our relationships with our strategic partners for project development.

We are dependent on our relationships with our strategic partners to accelerate our expansion, fund our development efforts, better understand market practices and regulatory issues and more effectively handle challenges that may arise.

Through the Tianwo-SES Joint Venture, we have partnered a significant portion of our China business with STT, a Chinese company which desires to invest into the growth of China’s clean energy space and ICCDI previously served as general contractor and engineered and constructed all three projects for the Aluminum Corporation of China, which recognizes the opportunity afforded by our technology capability and business model.  We have committed to execute all of our business in Australia through AFE and in Poland through SEE. We believe partnering with companies such as STT and ICCDI and setting up companies like AFE and SEE with strong local partners, can increase the acceptance of our technology on a global basis and will enable us to reduce our capital requirements to achieve this acceleration.

We may also seek additional partners in the future for our technology platforms. Our future success will depend on these relationships and any other strategic relationships that we may enter into. We cannot assure you that we will satisfy the conditions required to maintain these relationships under existing agreements or that we can prevent the termination of these agreements. We also cannot assure you that we will be able to enter into relationships with future strategic partners on acceptable terms. Further, we cannot assure you that our joint venture partners, including STT and ICCDI, AFE, and SEE will grow effectively meet their development objectives.

We may not be successful developing our technology and licensing business.

The development of our licensing and technology business depends, in part, on our ability to form strategic relationships with other partners which can extend our global sales reach for our technology and licensing business and retaining key technical personnel to work on that business for us. We cannot provide assurance that we will be able to successfully develop our strategic partnerships or successfully grow the Tianwo-SES Joint Venture, our exclusive provider of technology and licensing in China, Mongolia, Indonesia, Vietnam, The Philippines, and Malaysia, which depends upon several factors, including the strength of global energy and chemical markets, commodity prices and the ability of our strategic partners to timely perform their obligations.  There can be no assurances that we will be able to succeed in developing or sustaining these relationships, or continue to retain the necessary employees, and our inability to do so could result in ending our licensing business which would have a material adverse effect on our business and results of operation.

Joint ventures, partnerships, and companies that we enter into present a number of challenges that could have a material adverse effect on our business and results of operations and cash flows.

We have developed projects in China with the ZZ Joint Venture, the Yima Joint Venture, and our Tianwo-SES Joint Venture. In addition, as part of our business strategy, we plan to enter into other joint ventures or similar transactions, including as part of our business verticals some of which may be material. These transactions typically involve a number of risks and present financial, managerial and operational challenges, including the existence of unknown potential disputes, liabilities or contingencies that arise after entering into the joint venture related to the counterparties to such joint ventures, with whom we share control. We could experience financial or other setbacks if transactions encounter unanticipated problems due to challenges, including problems related to execution or integration. In some cases, our joint venture partner may have a contractual commitment to provide funding to the joint venture, although we do not have assurances that they will satisfy such obligations. Economic uncertainty in China, Eastern Europe, Australia, or other parts of the world in which we plan to do business, could also cause delays or make financing of operations more difficult. Any of these risks could reduce our revenues or increase our expenses, which could adversely affect our results of operations and cash flows.

All of our business in Australia is currently being conducted through AFE and as such, we are dependent on the ability of AFE to grow and develop its pending and contemplated projects. AFE will need to raise additional funds to move their project development efforts forward. We will only receive fees for projects with AFE, if they are successful in their fundraising efforts, and when agreed milestones across the development, design, construction, start-up and operations of the project are achieved. These projects will have a number of risks and could present unexpected challenges, including the existence of unknown potential disputes, liabilities or contingencies that arise during or after the development of the project. We cannot assure you that AFE will satisfy the conditions required to achieve these milestones or that AFE will be able to enter into relationships with partners which can finance and develop the projects to completion. The failure to achieve the milestones or for the projects to be fully developed would have a material adverse effect on our business and results of operations.

All of our business in Poland is currently being conducted through SEE and as such, we are dependent on the ability of SEE to grow and develop its pending and contemplated projects. SEE will need to raise additional funds to move their project development efforts forward. We will only receive fees for projects with SEE if they are successful in their fundraising efforts and when agreed milestones across the development, design, construction, start-up and operations of the project are achieved. These projects will have a number of risks and could present unexpected challenges, including the existence of unknown potential disputes, liabilities or contingencies that arise during or after the development of the project. We cannot assure you that SEE will satisfy the conditions required to achieve these milestones or that SEE will be able to enter into relationships with partners which can finance and develop the projects to completion. The failure to achieve the milestones or for the projects to be fully developed would have a material adverse effect on our business and results of operations.

Additionally, we are a minority owner in the Yima Joint Venture. We have failed to demonstrate that we can significantly influence the decision making of the joint venture. Therefore, we rely on our joint venture partner to provide management and operational support for the joint venture. Accordingly, the Yima Joint Venture investment’s success is completely dependent upon the Yima management. We have relied, and will continue to rely, upon personnel in China to compile this information and deliver it to us in a timely fashion so that the information can be incorporated into our consolidated financial statements prior to the due dates for our annual and quarterly reports. Any difficulties or delays in receiving this information or incorporating it into our consolidated financial statements in the future could impair our ability to timely file our annual and quarterly reports.

Dependence on owners of future projects in which we have a minority interest, or extended negotiations regarding the scope of the projects, could delay or prevent the realization of targeted returns on our capital invested in these projects.

We may be subject to future impairment losses due to potential declines in the fair value of our assets.

We evaluated the conditions of the Yima Joint Venture to determine whether other-than-temporary decrease in value had occurred as of June 30, 2018 and 2017. As of each date, management determined that there were applicable triggering events related to its investment in the Yima Joint Venture. Management determined these events in these years were other-than-temporary in nature and therefore conducted an impairment analysis utilizing a discounted cash flow fair market valuation and a Black-Scholes Model-Fair Value of Optionality used in valuing companies with substantial amounts of debt where a discounted cash flow valuation may be inadequate for estimating fair value with the assistance of a third-party valuation expert. In the valuations, significant unobservable inputs were used to calculate the fair value of the investment. These inputs included forecasted methanol and coal prices, calculated discount rates and discount for lack of marketability as the majority owner is a state-owned entity in China, volatility analysis and information received from the joint venture. These valuations led to the conclusion that the investment in the Yima Joint Venture were impaired as of June 30, 2018 and 2017, and accordingly, we recorded a $3.5 million impairment for the year ended June 30, 2018, and a $17.7 million impairment for the year ended June 30, 2017. The carrying value of our Yima investment as of June 30, 2018 and 2017 was approximately $5.0 million and $8.5 million respectively.

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

Our operating results and cash flows may fluctuate significantly as a result of a variety of factors, many of which are outside our control. Factors that may affect our operating results and cash flows include but are not limited to: (i) the ability of our Australian and Polish businesses, through AFE, SEE and BFR, to develop and provide the contemplated returns on our investment; (ii) the success of the Yima Joint Venture and their ability to improve operations and overcome the current cash flow concerns of their operations; (iii) our ability to obtain new customers and retain existing customers; (iv) the success and acceptance of our technology; (v) our ability to successfully distribute cash out of China; (vi) our ability to successfully develop additional regional platforms similar to AFE and SEE in other parts of the world, and our ability to successfully develop our licensing business verticals , as well as execute on our projects; (vii) the ability to obtain financing for our projects; (viii) the cost of coal, electricity, and natural gas; (ix) shortages of equipment, raw materials or feedstock; (x) approvals by various government agencies; and (xi) general economic conditions as well as economic conditions specific to the energy industry.

An inability to attract and retain qualified personnel could harm our business, financial condition and results of operations.

We do not currently have all of the personnel to fully develop and execute on all of our business opportunities, including our various business verticals and other partnering arrangements. Also, our technology design and implementation capability rely on years of gasification specific and U-GAS® specific experience and expertise in key staff members. Our future success depends, in part, on our ability, as well as the ability of our joint ventures, to identify, attract and retain highly skilled technical personnel. We face intense competition for qualified individuals from numerous other companies, some of which have far greater resources than we do. We may be unable to identify, attract and retain suitably qualified individuals, or we may be required to pay increased compensation in order to do so. If we were to be unable to attract and retain the qualified personnel we need to succeed, our business, financial condition and results of operations could suffer.

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

The global economy may experience another significant contraction, which could impeded our ability and the ability of our partners to obtain financing for our projects. This could significantly and adversely affect our results of operations and financial condition in a number of other ways. Any decline in economic conditions may reduce the demand or prices for the production from our plants. Our industry partners and potential customers and suppliers may also experience insolvencies, bankruptcies or similar events. As a direct result of these trends, our ability to finance and develop our existing projects, commence any new projects and sell our products may continue to be adversely impacted. In addition, the increased currency volatility could significantly and adversely affect our results of operations and financial condition. Any of the above factors could also adversely affect our ability to access credit or raise capital even if the capital markets improve.

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

We rely on the proprietary SGT technology originally based on U-GAS® technology licensed from GTI. All of the original patents granted around U-GAS® technology have expired and we are improving SGT technology, received some new patents and we have applied for other new patents for these improvements and new technologies. Proprietary rights relating to our technology are protected from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents, maintained within trade secrets or maintained in confidence through legally binding agreements. There can be no assurance that patents will be issued from any pending or future patent applications owned by or licensed to us or that the claims allowed under any issued patents will be sufficiently broad to protect our technology. In the absence of patent protection, we may be vulnerable to competitors who attempt to copy our technology or gain access to our proprietary information and technical know-how and we may be especially vulnerable to Chinese entities in their attempts to copy all or part of our technology. In addition, we rely on proprietary information and technical know-how that we seek to protect, in part, by entering into confidentiality agreements with our collaborators, employees, and consultants. In the case of the Tianwo-SES Joint Venture, to which we have transferred the exclusive right to our technology within the joint venture territory, we are relying on the covenants and protections included in the TUCA. We cannot assure you that these agreements will not be breached, that we would have adequate remedies for any breach or that our trade secrets will not otherwise become known or be independently developed by competitors.

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

Decreased cost or increased availability for natural gas in Australia, Poland, China and other regions where we develop projects could have an impact on our business and results of operation.

We compete with producers of other low-cost fuels used for electricity generation, such as natural gas. Declines in the price of natural gas, or continued low natural gas prices, could cause demand for coal-based energy to decrease and adversely affect the price of syngas and related projects. Sustained periods of low natural gas prices or other fuels may also cause utilities to phase out or close existing coal-fired power plants or reduce construction of new coal-fired power plants.  In addition, competition provided by new methods of extracting natural gas could hurt our business in Australia, China and elsewhere around the world.  All of this could materially and adversely affect our business and results of operations.

The termination of our license agreement with GTI or any of our joint venture agreements or licensing agreements may materially adversely affect our business and results of operations.

The GTI Agreement, our joint ventures in China, our licensing and related service business and our business verticals are essential to us and our future development. With the exercise of our first extension of our agreement in May 2016, the GTI Agreement terminates on August 31, 2026, but may be terminated by GTI upon certain events of default if not cured by us within specified time periods. In addition, after the second ten-year extension period provided under the GTI Agreement, which is exercisable at our option, we cannot assure you that we will succeed in obtaining an extension of the term of the license at a royalty rate that we believe to be reasonable or at all. Our joint venture agreements do not terminate for many years, but, may be terminated earlier due to certain events of bankruptcy or default, and, in the case of the Tianwo-SES Joint Venture, if the joint venture does not establish positive net income within 24 months of formation. Termination of any of our joint ventures or other key business relationships would require us to seek another collaborative relationship in that territory. We cannot assure you that a suitable alternative third party would be identified, and even if identified, we cannot assure you that the terms of any new relationship would be commercially acceptable to us. In addition, any of our license agreements could be terminated by our customer if we default under the terms of the agreement and any such termination could have a material adverse effect on our business and results of operations.

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

Our performance is substantially dependent on the continued services and on the performance of our senior management and other key personnel. Our performance also depends on our ability to retain and motivate our officers, directors and key employees. The loss of the services of any of our executive officers or other key employees could have a material adverse effect on our business, results of operations and financial condition. Although we have employment and consulting arrangements, with other members of senior management, and third parties, as a practical matter, those agreements will not assure the retention of those resources and we may not be able to enforce all of the provisions in any such agreements, including the non-competition provisions. We are also dependent on our joint ventures and platform companies having the necessary senior management to maintain operations. Our future success also depends on our ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, marketing and customer service personnel. Competition for personnel in jurisdictions where we operate is intense, and we cannot assure you that we will be able to successfully attract, integrate or retain sufficiently qualified personnel. In addition, because substantially all of our operations are currently outside the U.S., we will be required to retain personnel, particularly our key technical personnel, who are willing to travel, sometimes for long periods of time, to foreign locations.

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

The business of providing clean energy is highly competitive. In the gasification market, large multi-national industrial corporations that are better capitalized, such as General Electric, Shell, CB&I, Siemens (with entrained flow technologies); Lurgi (with moving bed technology); and smaller Chinese firms offer coal gasification equipment and services which compete with our technology.

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

Our information technology systems and those of our service providers are subject to our ability to maintain them to avoid cyber security risks and threats.

We depend on information technology systems that we manage, and others that are managed by our third-party service and equipment providers, to conduct our operations, and these systems are subject to risks associated with cyber incidents or attacks. It has been reported that unknown entities or groups have mounted cyber-attacks on businesses and other organizations solely to disable or disrupt computer systems, disrupt operations and, in some cases, steal data. Due to the nature of cyber-attacks, breaches to our or our service or equipment providers’ systems could go unnoticed for a prolonged period of time. These cyber security risks could disrupt our operations and result in disruption of our operations, loss of critical data as well as result in higher costs to correct and remedy the effects of such incidents. If our or our service or equipment providers’ systems for protecting against cyber incidents or attacks prove to be insufficient and an incident were to occur, it could have a material adverse effect on our business, financial condition, results of operations or cash flows. Currently, we do not carry insurance for losses related to cyber security attacks and may elect to not obtain such insurance in the future.

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

New legislation or regulatory programs that restrict emissions of greenhouse gases in areas in which we conduct business may require us or our customers to obtain additional permits, meet additional control requirements, install additional environmental mitigation equipment, or take other as yet unknown steps to comply with these potential regulations, which could adversely affect our financial performance. Although we plan to use advanced technologies to actively utilize or sequester any greenhouse gas emissions, compliance with any future regulation of greenhouse gases, if it occurs, could be costly and may delay our development of projects. Even if we or our customers obtain all necessary permits, the air quality standards or the interpretation of those standards may change, thus requiring additional control equipment, more stringent permitting requirements, or other measures. Such requirements could significantly increase the operating costs and capital costs associated with any future development, expansion or modification of a plant.

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

In fiscal years ending June 30, 2018 and 2017, we did not maintain effective internal controls over financial reporting. Specifically, we identified material weaknesses over management’s review controls over significant accounting estimates and review controls over accounting for non-routine and complex accounting transactions.

A material weakness was identified relating to the impairment evaluation of our cost method investments. We did not effectively operate controls over management’s review of the impairment assessment, including its review of certain elements related to the valuation of our cost basis investments. Additionally, management’s assessment identified an additional material weakness in management’s review controls over non-routine and complex accounting transactions that were caused by a lack of segregation of duties over these types of transactions.

We are subject to the requirements of Section 404 of the Sarbanes-Oxley Act. If we are unable to maintain compliance with Section 404 or if the costs related to compliance are significant, our profitability, stock price and results of operations and financial condition could be materially adversely affected.

We are required to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 and the related Securities and Exchange Commission’s implementing rules, require that management disclose whether the principal executive officer and principal financial officer maintained internal control over financial reporting that, among other things, provides reasonable assurance that material errors in our external financial reports will be prevented or detected on a timely basis, and that we maintain support for that disclosure that includes evidence of our evaluation of the design and operation of our internal control. We are a small company with international operations, limited financial resources and our finance and accounting staff is very limited.

In fiscal years ending June 30, 2018 and 2017, we did not maintain effective internal controls over financial reporting. Specifically, we identified material weaknesses over management’s review controls over significant accounting estimates and review controls over accounting for non-routine and complex accounting transactions.

A material weakness was identified relating to the impairment evaluation of our cost method investments. We did not effectively operate controls over management’s review of the impairment assessment, including its review of certain elements related to the valuation of our cost basis investments. Additionally, management’s assessment identified an additional material weakness in management’s review controls over non-routine and complex accounting transactions that were caused by a lack of segregation of duties over these types of transactions.

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

In relation to our Australian operations, the Australian Government regulates investments by foreign persons in certain companies, trusts, businesses and land under the Foreign Acquisitions and Takeovers Act (“FATA”). This regime requires notification of the proposed acquisition to the Australian Treasurer, through the Foreign Investment Review Board (“FIRB”) and obtaining a no objections notification (“FIRB approval”) in respect of certain investments made by foreign persons. Under the FATA, we are considered a foreign person. Similarly, due to our ownership position in AFE, AFE will also be considered a foreign person under the FATA. This means that if we or AFE decide to acquire an Australian company, trust, business or interest in Australian land (which includes an interest in mining and production tenements), such an acquisition may require FIRB approval if it meets the relevant FATA thresholds. Also, due to the Australia - United States Free Trade Agreement, United States investors are considered "agreement country investors" under the FATA. The “agreement country investors” are subject to much higher FATA thresholds which means that United States investors can make significantly larger investments without needing to seek FIRB approval. However, we can only benefit from these higher FATA thresholds if we use entities incorporated or established in United States to directly make the proposed investment. The Treasurer will only grant FIRB approval if he can be satisfied that the proposed investment is not contrary to the Australian national interest. We cannot provide any assurances that we or AFE, as the case may be, will be able to obtain the necessary FIRB approvals in relation to proposed acquisitions that meet the FATA thresholds. However, rejections of proposed investments are rare.

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

Our operations are subject to stringent laws and regulations governing the discharge of materials into the environment, remediation of contaminated soil and groundwater, sitting of facilities or otherwise relating to environmental protection. Numerous governmental agencies, such as various Chinese, Polish and Australian authorities at the municipal, state/provincial or central government level and similar regulatory bodies in other countries, issue regulations to implement and enforce such laws, which often require difficult and costly compliance measures that carry substantial potential administrative, civil and criminal penalties or may result in injunctive relief for failure to comply. These laws and regulations may require the acquisition of a permit before construction and/or operations at a facility commence, restrict the types, quantities and concentrations of various substances that can be released into the environment in connection with such activities, limit or prohibit construction activities on certain lands lying within wilderness, wetlands, ecologically sensitive and other protected areas and impose substantial liabilities for pollution. We believe that we are in substantial compliance with current applicable environmental laws and regulations. Although to date we have not experienced any material adverse effect from compliance with existing environmental requirements, we cannot assure you that we will not suffer such effects in the future or that projects developed by our partners or customers will not suffer such effects.

Although we have been successful in obtaining the permits in China, any retroactive change in policy guidelines or regulations, or an opinion that the approvals that have been obtained are inadequate, could require us to obtain additional or new permits, spend considerable resources on complying with such requirements or delay commencement of construction. Other developments, such as the enactment of more stringent environmental laws, regulations or policy guidelines or more rigorous enforcement procedures, or newly discovered conditions, could require us to incur significant capital expenditures.

Our projects and projects of our customers are subject to an extensive governmental approval process which could delay the implementation of our business strategy.

Selling syngas, methanol, glycol and other commodities is highly regulated in many markets around the world, as will be projects in our business verticals. We believe these projects will be supported by the governmental agencies in the areas where the projects will operate because coal-based technologies, which are less burdensome on the environment, are generally encouraged by most governments. However, the regulatory environment is often uncertain and can change quickly, often with contradictory regulations or policy guidelines being issued. In some cases, government officials have different interpretations of such regulations and policy guidelines and project approvals that are obtained could later be deemed to be inadequate. Furthermore, new policy guidelines or regulations could alter applicable requirements or require that additional levels of approval be obtained. If we or our customers and partners are unable to effectively complete the government approval process in China, Poland, Australia, and other markets in which we intend to operate, our business prospects and operating results could be seriously harmed.

Foreign laws may not afford us sufficient protections for our intellectual property, and we may not be able to obtain patent protection outside of the United States.

Certain nations that we operate in may not grant us certain intellectual property rights that are customarily granted in more developed legal systems. Patent law reform in the United States and other countries may also weaken our ability to enforce our patent rights or make such enforcement financially unattractive. For example, Australia has enacted the Intellectual Property Laws Amendment (Raising the Bar) Act, which provides higher standards for obtaining patents. These reforms could result in increased costs to protect our intellectual property or limit our ability to patent our products in these jurisdictions. In addition, despite continuing international pressure on the Chinese government, intellectual property rights protection continues to present significant challenges to foreign investors and, increasingly, Chinese companies. Chinese commercial law is relatively undeveloped compared to the commercial law in our other major markets and only limited protection of intellectual property is available in China as a practical matter. Although we have taken precautions in the operations of our Chinese subsidiaries and in our joint venture agreements (including as to the Tianwo-SES Joint Venture to which we have transferred the exclusive right to our technology within the joint venture territory) to protect our intellectual property, any local design or manufacture of products that we undertake in China could subject us to an increased risk that unauthorized parties will be able to copy or otherwise obtain or use our intellectual property, which could harm our business. We may also have limited legal recourse in the event we encounter patent or trademark infringement. Uncertainties with respect to the Chinese legal system may adversely affect the operations of our Chinese subsidiaries. China has put in place a comprehensive system of intellectual property laws however, incidents of infringement are common and enforcement of rights can, in practice, be difficult. If we are unable to manage our intellectual property rights, our business and operating results may be seriously harmed.

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

Currency fluctuations, devaluations and exchange restrictions may adversely affect our liquidity and results of operations. Exchange rates are influenced by political or economic developments the United States, China or elsewhere and by macroeconomic factors and speculative actions. In some countries, local currencies may not be readily converted into U.S. dollars or other hard currencies or may only be converted at government-controlled rates, and, in some countries, the transfer of hard currencies offshore has been restricted from time to time. Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedges may be limited may not be able to successfully hedge our exposure.

Fluctuations in exchange rates can have a material impact on our costs of construction, our operating expenses and the realization of revenue from the sale of commodities. We cannot assure you that we will be able to offset any such fluctuations and any failure to do so could have a material adverse effect on our business, financial condition and results of operations. In addition, our financial statements are expressed in U.S. dollars and will be negatively affected if foreign currencies, such as the RMB, or the Australian dollar (“AUD”), or the Polish Zloty (“PLN”) depreciate relative to the U.S. dollar. In addition, our currency exchange losses may be magnified by exchange control regulations in China or other countries that restrict our ability to convert into U.S. dollars.

Risks related to our Australian Platform

Estimating the quantity and quality of mineral resources is an inherently uncertain process.

Estimating the quantity and quality of mineral resources is an inherently uncertain process and any reserve estimates that we may receive from AFE related to the Pentland resource or from BFR in the future are and will be estimates and may not prove to be an accurate indication of the quantity and/or grade of mineralization that AFE or BFR has identified or that they will be able to extract, process and sell.

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

Consequently, mineral reserve estimates are often regularly revised based on actual production experience or new information and are therefore expected to change. Furthermore, should AFE or BFR encounter mineralization or formations different from those predicted by past drilling, sampling and similar examinations, their mineral reserve estimates may have to be adjusted and mining plans, processing and infrastructure may have to be altered in a way that might adversely affect their operations. Moreover, a decline in the price of commodities, increases in production costs, decreases in recovery rates or changes in applicable laws and regulations, including environment, permitting, title or tax regulations, that are adverse to AFE or BFR, may mean the volumes of mineralization that AFE or BFR can feasibly extract may be significantly lower than the original mineral reserve estimates. If it is determined that mining of certain of resources and the reserves derived from them have become uneconomic, this may ultimately lead to a reduction in the quantity of the aggregate resources of AFE and BFR being mined or result in AFE or BFR deciding not to proceed with the project.

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

The future operations of AFE and BFR will be subject to operating risks that could result in decreased production which could reduce its revenues. Operational difficulties may impact production volumes, delay or increase the cost of operating for a varying length of time. Such difficulties include (but are not limited to) unexpected maintenance or technical problems; failure of key equipment; depletion of mineral resources; increased or unexpected reclamation costs; interruptions due to transportation delays; industrial and environmental accidents; industrial disputes; unexpected shortages or increases in the costs of consumables and spare parts; availability of water; availability and cost of power and other utilities; fires; adverse weather conditions and other natural disasters. Other difficulties may arise as a result of variations in mining or operating conditions from those projected from drilling, such as geotechnical issues, variations in the amount of waste material, variations in geological conditions and the actions of potential contractors engaged to operate projects including any breach of contract or other action outside the control of AFE or BFR.

Unforeseen geological, geotechnical or operational difficulties could also cause a loss of revenue due to lower production than expected, higher operating and maintenance costs and/ or ongoing unplanned capital expenditure to meet production targets. Any such geological conditions may adversely affect the financial performance of AFE and BFR.

A failure to obtain access, whether under a contractual arrangement or otherwise, to an adequate supply of capital equipment or consumables for use in their operations could result in delays to the commencement of operations at projects for AFE and BFR, reduced production rates and increased costs.

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

The duration and success of permit applications are contingent on many factors that are outside of the control of AFE and BFR including objections from local communities, non-government organizations or special interest groups. Failure to obtain a material license or permit in connection with a specific project would adversely impact AFE and BFR.

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

Uncertainty or weaknesses in global economic conditions could adversely impact coal pricing.

The world prices of coal are strongly influenced by international demand and global economic conditions. Uncertainties or weaknesses in global economic conditions could adversely affect our business and negatively impact our financial results. In addition, if another global economic downturn were to occur, we would likely see decreased demand and decreased prices with respect to our Australian projects, resulting in lower revenue levels and decreasing margins. We are not able to predict whether the global economic conditions will continue or worsen and the impact it may have on our operations and the industry in general going forward.

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

We may be adversely affected by economic uncertainty in China or the United States, such as may result from the current trade tariff discussions between the U.S. and China or other political tensions, which could create further financial challenges for us and make our Chinese businesses less economic and more difficult to consummate new business.

We may have difficulty establishing adequate management, legal and financial controls in China.

China historically has been deficient in Western-style management and financial reporting concepts and practices, as well as in modern banking, computer and other control systems. We have limited influence in decision making in our Chinese joint ventures. For example, we changed from the equity method of accounting for our investment in the Yima Joint Venture to the cost method of accounting because we concluded that we are unable to exercise significant influence over the Yima Joint Venture due to, among other things, our limited participation in operating and financial policymaking processes and our limited ability to influence technological decisions.

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

The Chinese government initiated a nationwide anti-corruption campaign to improve governance in China. The primary focus of this campaign was largely on state-owned enterprises (“SOE”). Certain of our joint ventures are majority owned by an SOE. If one or more of the senior executives of our SOE joint venture partner or related entities are questioned or come under investigation, this could limit our participation in the on-going operations of the facilities and could adversely affect our realization of our investment in such joint ventures and facilities. This would materially affect our financial condition and results of operations.

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

We conduct substantially all of our current business through our operating subsidiaries in China. Our operating subsidiaries are generally subject to Chinese laws and regulations including those applicable to foreign investments in China and, in particular, laws applicable to foreign-invested enterprises. The Chinese legal system is a civil law system based on written statutes. Unlike common law systems, decided legal cases have little precedential value in China. In 1979, the Chinese government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. The overall effect of legislation since 1979 has significantly enhanced the protections afforded to various forms of foreign investment in China. However, Chinese laws and regulations change frequently, and the interpretation of laws and regulations is not always uniform, and enforcement thereof can involve uncertainties. For instance, we may have to resort to administrative and court proceedings to enforce the legal protection that we are entitled to by law or contract. However, since Chinese administrative and court authorities have significant discretion in interpreting statutory and contractual terms, it may be difficult to evaluate the outcome of administrative court proceedings and the level of law enforcement that we would receive in more developed legal systems. Such uncertainties, including the potential inability to enforce our contracts, could limit legal protections available to you and us and could affect our business and operations. In addition, intellectual property rights and confidentiality protections in China may not be as effective as in the United States or other countries. Accordingly, we cannot predict the effect of future developments in the Chinese legal system, particularly with regard to the industries in which we operate, including the promulgation of new laws. This may include changes to existing laws or the interpretation or enforcement thereof, or the preemption of local regulations by national laws. These uncertainties could limit the availability of law enforcement, including our ability to enforce our agreements with Chinese government entities and other foreign investors.

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

Although our common stock is traded on The NASDAQ Stock Market, the trading volume has historically been low. We cannot assure investors that trading volume will increase or the volatility of the trading price of our common stock will decrease. We cannot assure investors that a more active trading market will develop even if we issue more equity in the future.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate office occupies approximately 7,300 square feet of leased office space in Houston, Texas as of June 30, 2018. Over time, additional properties may be required if we develop new projects and add personnel to advance our commercial and technical efforts.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price for Common Stock and Stockholders

On December 4, 2017, we enacted a 1 for 8 reverse stock split as approved by a special shareholder meeting in November 2017. All share and per share amounts below have been retroactively restated to reflect the impact of the reverse stock split.

Our common stock is traded on The NASDAQ Global Market under the symbol SES. The following table sets forth the range of the high and low sale prices for our common stock for the periods indicated.

	Sales Price
	High	Low
Year Ending June 30, 2018:
First Quarter	$5.44	$2.68
Second Quarter	$4.32	$2.51
Third Quarter	$3.87	$2.00
Fourth Quarter	$3.40	$2.67
Year Ending June 30, 2017:
First Quarter	$11.60	$7.76
Second Quarter	$9.68	$6.16
Third Quarter	$7.92	$5.64
Fourth Quarter	$10.24	$4.40

As of September 13, 2018, our authorized capital stock consisted of 200,000,000 shares of common stock and 20,000,000 shares of preferred stock, of which 11,022,283 shares of common stock and no preferred stock were issued and outstanding. As of such date, there were 72 holders of record of our common stock.

Dividend Policy

We have not paid dividends on our common stock and do not anticipate paying cash dividends in the immediate future as we contemplate that our cash flows will be used for continued growth of our operations. The payment of future dividends, if any, will be determined by our Board of Directors based on conditions then existing including our earnings, financial condition, capital requirements, restrictions in financing agreements, business conditions and other factors.

Recent Sales of Unregistered Securities

In July 2015, we agreed with a holder of a warrant exercisable for 173,612 shares of our common stock at $17.28 per share to remit his exercise of the warrant as to 125,000 shares at a reduced exercise price of $8.00 per share. We also issued him a new warrant for 125,000 shares at the original exercise price of $17.28. The warrant holder is an accredited investor and the issuances were made pursuant to exemptions under the Securities Act and the rules and regulations promulgated thereunder, including pursuant to Section 4(2). The proceeds of $1.0 million received in August 2015 were used for general corporate purposes.

In July 2018, we agreed with a consulting firm to issue restricted shares for services rendered in connection with their consulting agreement with a total aggregate value of $70,500. We issued 22,890 shares of our common stock at $3.08 in relation to the consulting agreement. The issuance was made pursuant to exemptions under the Securities Act and the rules and regulations promulgated thereunder, including pursuant to Section 4(2).

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information regarding our existing equity compensation plans as of June 30, 2018.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	1,730,569	(2)	$7.07	342,808
Equity compensation plans not approved by security holders	606,021	(3)	$10.03	—
Total as of June 30, 2018	2,336,590		$7.84	342,808
_____________________________________________________________________________________________________________________

(1)	Consists of the 2015 Long-term Incentive Plan and the Amended and Restated 2005 Incentive Plan.
(2)	Of the total 2,625,000 shares under 2015 Long-term Incentive Plan and the Amended and Restated 2005 Incentive Plan, options to acquire 1,720,732 shares of commons stock and 9,837 shares of unvested restricted stock were outstanding at June 30, 2018.
(3)	As of June 30, 2018, warrants to acquire up to 606,021 shares of our common stock were outstanding to third-party companies working with the company in different capacities (Market Development Consulting Group, Inc. and ILL-Sino Development).

Item 6. Selected Financial Data

Not applicable.

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

On December 4, 2017, we enacted a 1 for 8 reverse stock split as approved by a special shareholder meeting in November 2017. All share and per share amounts in the consolidated financial statements and this discussion and analysis have been retroactively restated to reflect the reverse stock split.

Business Overview

We are a global clean energy company that owns proprietary technology, SES Gasification Technology (“SGT”), for the low-cost and environmentally responsible production of synthesis gas (referred to as the “syngas”). Syngas produced from SGT is a mixture of primarily hydrogen, carbon monoxide and methane, and is used for the production of a wide variety of high-value clean energy and chemical products, such as substitute natural gas, power, methanol and fertilizer. Our current focus has been primarily on commercializing our technology outside China through the regional business platforms we have created with partners in Australia, Australian Future Energy Pty Ltd (“AFE”), and in Poland, SES EnCoal Energy sp. zo. o (“SEE”). Through AFE and SEE we believe we are developing energy and resource projects with the necessary commercial and financing structures to deliver attractive financial results. Our business model is to create value growth through AFE and SEE via the generation of earnings, from the licensing of our proprietary technology and the sale of proprietary equipment into those project developments, and through income from earned or carried equity ownership in resource and clean energy production facilities that utilize our technology. AFE and SEE endeavor to link long-term access to low-cost coal or renewable resources to the projects they develop as well as secure long-term contracts for product off-take thereby establishing the commercial and financing foundation for those projects.

Through AFE and SEE we have established local expertise with knowledge of the markets and government influences in those regions and who have the expertise required for project development, project financing, and fundraising to deliver financial results for the platforms.

Results of Operations

Year Ended June 30, 2018 (“Current Year”) Compared to the Year Ended June 30, 2017 (“Prior Year”)

Unless noted below, the results of operations are comparing Current Year results of continuing operations with the Prior Year results from continuing operations.

Revenue. Total revenue was $1.5 million for the Current Year as compared to $0.2 million for the Prior Year. The increase was primarily due to $0.9 million of payments of past due invoices related to technical consulting and engineering services provided to our Yima Joint Venture during the construction and commissioning period, due to uncertainty of receipts from the Yima Joint Venture, we only record revenues upon receipt of payment, $0.2 million related to our collection of past due invoices from our Tianwo-SES Joint Venture in conjunction with our transfer of ownership, $0.1 million related to services provided to AFE and $0.3 million from a third-party paid feasibility study. Prior Year revenue related to a third-party paid engineering study.

Related party consulting revenue was $1.2 million for the Current Year as compared to $0.1 million for the Prior Year, which primarily resulted from technical consulting and engineering services provided to AFE, and the past due invoices collected during the Current Year from our Yima and Tianwo-SES joint ventures.

Costs of sales and operating expenses. Costs of sales and operating expenses was $0.4 million during the Current Year compared to $0.1 million costs of sales and operating expenses for the Prior Year, which resulted from costs incurred for engineering services provided to customers.

General and administrative expenses. General and administrative expenses was $6.5 million during the Current Year as compared to $8.6 million during the Prior Year. The decrease of $2.1 million was due primarily to the reduction of employee related compensation costs, professional fees and other general and administrative expenses.

Stock-based expense. Stock-based expense decreased by $0.4 million to $1.3 million for the Current Year compared to $1.7 million for the Prior Year. This decrease is primarily due to a lower stock price effect on the stock warrants and options issued during the Current Year as compared with the Prior Year.

Depreciation and amortization expense. Depreciation and amortization expense was $37,000 for the Current Year compared with $66,000 for the Prior Year. Which primarily relates to the amortization of our global patents.

Impairments. Impairment was $3.5 million for the Current Year as compared to $17.7 million for the Prior Year. We evaluated the conditions of the Yima Joint Venture to determine whether other-than-temporary decrease in value had occurred in the Current Year. We determined that there were triggering events that were other-than-temporary in the Current Year as production levels in the fourth quarter reduced the annual production below expectations which resulted in a net increase in the working capital deficit and the debt levels of the joint venture. An impairment analysis led to the conclusion that the investment in the Yima Joint Venture was impaired in the Current Year and, therefore, we recorded a $3.5 million impairment in the Current Year. In the Prior Year, management determined there were triggering events, such as the lower than expected production levels and the increased debt levels as compared to the previous year, which indicated a continued cash flow concern for the joint venture. During the Prior Year, management determined that these triggering events related to its Yima Joint Venture investment were other-than-temporary in nature and therefore management conducted an impairment analysis. The impairment analysis led to the conclusion that our investment in the Yima Joint Venture was impaired and therefore we recorded a $17.7 million impairment in the Prior Year.

Equity in losses of joint venture. The equity in losses of joint venture was $0.7 million during the Current Year as compared to $0.3 million in the Prior Year, which primarily relates to our 39% share of the start -up losses incurred by AFE.

Gain on fair value adjustments of derivative liabilities. The net gain on fair value adjustments of derivative liabilities was approximately $0.1 million for the Current Year compared with zero for the Prior Year, which resulted from the lower fair market value for our warrants issued to the debentures investors and the placement agent as of June 30, 2018 versus the fair market value as of the issuance date of October 24, 2017. The change in the derivative liability was primarily due to movements in the Company’s stock price. Other changes in the assumptions related to the passage of time, interest rate fluctuations and stock market volatility.

Foreign currency gain (losses). Foreign currency gain was $143,000 for the Current Year as compared to foreign currency loss of $71,000 for the Prior Year. The Current Year gain of $143,000 foreign currency gain resulted from the 2% appreciation of the Chinese Renminbi yuan (“RMB”) to the U.S. dollar during the Current Year.

Other gain: The other gain was $1.7 million for the Current Year as compared to zero for the Prior Year, which was primarily due to the restructuring of the Tianwo-SES Joint Venture. The Tianwo-SES Joint Venture is accounted for under the equity method. The Company’s contribution in the formation of the venture was the TUCA, which is an intangible asset granting certain exclusive rights to our gasification technology. As such, the Company did not record a carrying value of the investment in the Tianwo-SES Joint Venture at the inception of the venture. In August 2017, the Company entered into a Restructuring Agreement and received $1.7 million related to its transfer of ownership, reducing its ownership from 35% to 25% and final transfer and registration of shares with local government authorities was completed in December 2017. The $1.7 million gain was deferred in August and recognized upon the completed registration process in December 2017, as the joint venture has no carrying value and therefore the $1.7 million received related to the transfer of ownership resulted in a gain.

Income (Loss) from discontinued operations. Gain from discontinued operations was zero for the Current Year as compared to a gain from discontinued operations of $1.9 million for the Prior Year and related to our deconsolidation of the ZZ Joint Venture.

Liquidity and Capital Resources

As of June 30, 2018, we had $7.1 million in cash and cash equivalents and $6.4 million of working capital. As of November 14, 2018, we had $4.0 million in cash and cash equivalents. In addition to the cash and cash equivalents, we have approximately another $0.3 million in Chinese bank acceptance notes, which are similar to certificates of deposits, and have maturity dates greater than 90 days but less than one year. Of the $4.0 million in cash and cash equivalents, $2.6 million resides in the United States or easily accessed foreign countries and approximately $1.4 million resides in China. We are seeking to strengthen our financial position through new strategic partnering opportunities and we may consider a full range of financing options to create the most value for us which may include divestiture of assets such as our Yima Joint Venture, our Tianwo-SES Joint Venture and our technology. If we cannot raise required funds on acceptable terms, we may further reduce our expenses. We believe that with the strategies above, we can continue to operate for the next twelve months, assuming we can successfully transfer the funds currently in China to the U.S. Based on the historical negative cash flows that the Company has incurred, the continued limited cash inflows in the period subsequent to year end and the uncertain nature of the ability to transfer the cash that resides in China, there is substantial doubt about the Company’s ability to continue as a going concern.

We currently plan to use our available cash for: (i) securing orders and tasks associated with our overall business strategy; (ii) additional working capital investments or shareholder loans into AFE or SEE to support the growth of those strategic businesses; (iii) growing our technology IP portfolio and securing technology partners or collaborations that help us improve our ability to commercialize and implement SGT; (iv) paying the interest related to the Debentures; (v) general and administrative expenses; and (vi) working capital and other general corporate purposes.

On October 24, 2017, we entered into a securities purchase agreement (the “Purchase Agreement”) with certain accredited investors (the “Purchasers”) for the purchase of $8.0 million in principal amount of Senior Secured Debentures (“Debentures”). The Debentures have a term of 5 years with an interest rate of 11% that adjusts to 18% per annum in the event the Company defaults on an interest payment. The Debentures require that dividends received from BFR are used to pay down the principal amounts of outstanding debentures. Additionally, we issued warrants to purchase 1,000,000 shares of common stock at $4.00 per common share. The Purchase Agreement and the Debentures contain certain customary representations, warranties and covenants. There are no financial metric covenants related to the Debentures. The transaction was approved by a special committee of our board of directors due to the fact that certain board members were Purchasers. Interest on the outstanding balance of Debentures is payable quarterly commencing on January 1, 2018 (or next business day) and all unpaid principal and interest on the Debentures will be due on October 23, 2022.

The net offering proceeds to the Company from the sale of the Debentures and warrants, after deducting the placement agent’s fee and associated costs and expenses, was approximately $7.4 million, not including the proceeds, if any, from the exercise of the warrants issued in this the offering. As compensation for its services, we paid T.R. Winston & Company, LLC (the “Placement Agent”): (i) a cash fee of $0.56 million (representing an aggregate fee equal to 7% of the face amount of the Debentures); and (ii) a warrant to purchase 70,000 shares of common stock, 7% of the shares issued to the Purchasers (the “Placement Agent Warrant”). We also reimbursed certain expenses of the Placement Agent.

The warrants and the Placement Agent Warrants are exercisable into shares of the Company’s common stock at any time at an exercise price of $4.00 per common share (subject to adjustment). The warrants and the Placement Agent Warrants will terminate five years after they become exercisable. The warrants and the Placement Agent Warrants contain provisions providing for the adjustment of the purchase price and number of shares into which the securities are exercisable in certain events.

The Debentures are guaranteed by the U.S. subsidiaries of the Company, as well as the Company’s British Virgin Islands subsidiary, pursuant to a Subsidiary Guarantee, in favor of the holders of the Debentures by the subsidiary guarantors, party thereto, as well as any future subsidiaries which the Company forms or acquires. The Debentures are secured by a lien on substantially all the assets of the Company and the subsidiary guarantors, other than their equity ownership interest in the Company’s foreign subsidiaries, pursuant to the terms of the Purchase Agreement among the Company, the subsidiary guarantors and the holders of the Debentures.

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

Notwithstanding the above, we have very limited financial and human resources necessary to fully develop and execute on all of our business opportunities. We can make no assurances that AFE, SEE and our other business operations including our expected share of dividends from BFR will provide us with sufficient and timely cash flows to continue our operations. We are seeking to strengthen our financial position through new strategic partnering activities and we may choose to raise additional capital through equity and debt financing to strengthen our balance sheet to support our delivery of potential new orders for our technology and for our corporate general and administrative expenses. We may consider a full range of financing options to create the most value for us which may include divestiture of assets such as our Yima Joint Venture, our Tianwo-SES Joint Venture and our technology. We cannot provide any assurance that any financing will be available to us in the future on acceptable terms or at all. Any such financing could be dilutive to our existing stockholders. If we cannot raise required funds on acceptable terms, we may further reduce our expenses and we may not be able to, among other things, (i) maintain our general and administrative expenses at current levels including retention of key personnel and consultants; (ii) successfully implement our business strategy, including continuing to deliver our technology to customers and partners pursuant to licenses; (iii) make additional capital contributions to our joint ventures; (iv) fund certain obligations as they become due; (v) respond to competitive pressures or unanticipated capital requirements; or (vi) repay our indebtedness. In addition, the Company may elect to sell certain of its investments as a source of cash to develop additional projects or for its general corporate purposes.

The following summarized the sources and uses of cash during the Current Year:

•	Operating Activities: During the Current Year, we used $6.1 million in cash for operating activities compared to $8.5 million during the Prior Year. These funds were utilized to develop our technical licensing and related services and our general and administrative expenses.

•	Investing Activities: During the Current Year, we had a net source of cash of $1.1 million in investing activities, which included $1.7 million proceeds from the Tianwo-SES Joint Venture share transfer, and $0.6 million additional investment in AFE and SEE. During the Prior Year, we used $0.4 million in investing activities for investing in AFE; used $5,000 for capital expenditures; and used $12,000 related to our ZZ Joint Venture restructuring.

•	Financing Activities: For the Current Year, we had a net source of cash of $7.2 million as compared to a net source of cash of $0.1 million in the Prior Year. During the Current Year, we received net proceeds of $7.4 million from issuance of the debentures and paid legal fees of $0.2 million related to issuance costs of our Debentures. During the Prior Year, we received proceeds of $0.1 million from the exercise of stock options.

Project Accounting

Australian Future Energy Pty Ltd

We account for our investment in AFE under the equity method. Our ownership of 38% makes us the second largest shareholder. We also maintain a seat on the board of directors which allows us to have significant influence on the operations and financial decisions, but not control, of the company. On June 30, 2018, we owned approximately 38% of AFE and the carrying value of our investment in AFE was approximately zero and $39,000 as of June 30, 2018 and June 30, 2017 respectively.

Batchfire Resources Pty Ltd

We account for our investment in BFR under the cost method due to our limited investment and lack of significant influence. At the time of the spin-off, the carrying amount of our investment in AFE was reduced to zero through equity losses. As such, the value of the investment in BFR post spin-off was also zero. On June 30, 2018, our ownership in BFR was approximately 11% and the carrying value of our investment in BFR was zero as of June 30, 2018 and June 30, 2017.

SES EnCoal Energy sp. z o. o.

We account for our investment in SEE under the equity method. Our ownership of 50% makes us an equal shareholder and we also maintain two of the four seats on the board of directors which allows us to have significant influence on the operations and financial decisions, but not control, of the company. On June 30, 2018, as an equal shareholder, our ownership was 50% of SEE and the carrying value of our investment in SEE was approximately $36,000 and zero as of June 30, 2018 and June 30, 2017, respectively.

Yima Joint Venture

The Yima Joint Venture is accounted for under the cost method of accounting. Our conclusion to account for this joint venture under this methodology is based upon our historical lack of significant influence in the Yima Joint Venture. The lack of significant influence was determined based upon our interactions with the Yima Joint Venture related to our limited participation in operating and financial policymaking processes coupled with our limited ability to influence decisions which contribute to the financial success of the Yima Joint Venture. The carrying value of our Yima Joint Venture investment as of June 30, 2018 and June 30, 2017 was approximately $5.0 million and $8.5 million respectively.

Tianwo-SES Clean Energy Technologies Limited

The Tianwo-SES Joint Venture is accounted for under the equity method. Our initial capital contribution in the formation of the venture was the TUCA, which is an intangible asset. As such, we did not record a carrying value at the inception of the venture. The carrying value of our investment in the Tianwo-SES Joint Venture was zero as of both June 30, 2018 and 2017. As such in December 2017, the proceeds related to the transfer of shares, 11.15 million RMB (approximately $1.7 million) was recorded as a gain when the final transfer of shares with local government authorities was completed.

Under the equity method of accounting, losses in the venture are not recorded if the losses cause the carrying value to be negative and there is no requirement of the Company to contribute additional capital. As we are not required to contribute additional capital, we have not recognized losses in the venture, as this would cause the carrying value to be negative. Had we recognized our share of the losses related to the venture, we would have recognized losses of approximately $0.5 million and $1.5 million for the years ended June 30, 2018 and 2017, respectively, and $3.4 million from inception to date.

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

Accounting for Variable Interest Entities and Financial Statement Consolidation Criteria

The joint ventures which we have entered into may be considered a variable interest entity, (“VIE”). We consolidate all VIEs where we are the primary beneficiary. This determination is made at the inception of our involvement with the VIE and is continuously assessed. We consider qualitative factors and form a conclusion that we, or another interest holder, has a controlling financial interest in the VIE and, if so, whether it is the primary beneficiary. In order to determine the primary beneficiary, we consider who has the power to direct activities of the VIE most significantly impacts the VIE’s performance and has the obligation to absorb losses from or receive benefits of the VIE that could be significant to the VIE. We do not consolidate VIEs where we are not the primary beneficiary. We account for these unconsolidated VIEs using either the equity method if we have significant influence but not control, or cost method and include our net investment on our consolidated balance sheet. Under the equity method, our equity interest in the net income or loss from our unconsolidated VIEs is recorded in non-operating income/expense on a net basis on our consolidated statements of operations. In the event of a change in ownership, any gain or loss resulting from an investee share issuance is recorded in earnings. Controlling interest is determined by majority ownership interest and the ability to unilaterally direct or cause the direction of management and policies of an entity after considering any third-party participation rights.

Investment in Joint Ventures.

We have equity investments in various privately held entities. We account for these investments either under the equity method or cost method of accounting depending on our ownership interest and level of influence in each joint venture. Investments accounted for under the equity method are recorded based upon the amount of our investment and adjusted each period for our share of the investee's income or loss. Investments are reviewed for changes in circumstance or the occurrence of events that suggests other-than-temporary event where our investment may not be recoverable.

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

Off Balance Sheet Arrangements

In October 2017, we amended and extended the lease agreement for our corporate offices in Houston, Texas which now expires on January 31, 2019.

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, which creates Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers,” and supersedes most existing U.S. GAAP revenue recognition guidance. In summary, the core principle of Topic 606 provides a single principles-based, five-step model to be applied to all contracts with customers. The five steps are to identify the contract(s) with the customer, to identify the performance obligations in the contract, to determine the transaction price, to allocate the transaction price to the performance obligations in the contract and to recognize revenue when performance obligations are satisfied. Revenue will be recognized when promised goods or services are transferred to the customer in an amount that reflects the consideration expected in exchange for those goods and services. Companies are allowed to select between two transition methods: (1) a full retrospective transition method with the application of the new guidance to each prior reporting period presented, or (2) a retrospective transition method that recognizes the cumulative effect on prior periods at the date of adoption together with additional footnote disclosures. The amendments in ASU No. 2014-09 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and early application is not permitted. In March 2016 and April 2016, the FASB issued ASU No. 2016-08 and ASU No. 2016-10, respectively. The amendments in ASU No. 2016-08 and ASU No. 2016-10 do not change the core principle of ASU No. 2014-09, but instead clarify the implementation guidance on principle versus agent considerations and identify performance obligations and the licensing implementation guidance, respectively. We have decided to use modified retrospective basis as our method of adoption and will adopt the standard on July 1, 2018. The new ASU will have no impact on our historically reported consolidated financial statements as the Company’s revenue recorded in the comparison periods have been analyzed and would be recorded similarly under the new standard. Timing of revenues related to license fees in the future will be affected as receipt and the satisfying of the performance obligations may differ. There were no license revenues for the comparison years.

In January 2016, the FASB issued ASU No. 2016-01, which requires an entity to: (i) measure equity investments at fair value through net income, with certain exceptions for those accounted for under the equity method, those that result in consolidation and certain other investments; (ii) present in OCI the changes in instrument-specific credit risk for financial liabilities measured using the fair value option: (iii) present financial assets and financial liabilities by measurement category and form of financial asset; (iv) calculate the fair value of financial instruments for disclosure purposes based on an exit price and : (v) assess a valuation allowance on deferred tax assets related to unrealized losses of AFS debt securities in combination with other deferred tax assets. The update provides an election to subsequently measure certain nonmarketable equity investments at cost less any impairment and adjusted for certain observable price changes. This guidance is effective for interim and annual periods beginning after December 15, 2017. We are evaluating what impact the adoption of this guidance will have on our financial statements and financial disclosures.

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

In February 2017, the FASB issued ASU No. 2017-05 which to clarify the scope and application of Subtopic 610-20, “Other Income– Gains and Losses from the Derecognition of Nonfinancial Assets”. The standard clarifies that a parent transferring its ownership interest in a consolidated subsidiary is within the scope of the accounting standard if substantially all the fair value of the assets within that subsidiary are nonfinancial assets. The standard also clarifies that the derecognition of all businesses and nonprofit activities should be accounted for in accordance with the derecognition and deconsolidation guidance. The standard also eliminates the exception in the financial asset guidance for transfers of investments (including equity method investments) in real estate entities. An entity is required to apply the amendments in this update at the same time that it applies the amendments in revenues from contracts with customers. The standard is effective beginning after December 15, 2017 and may be applied retrospectively to each period presented or through a cumulative effect adjustment to retained earnings at the date of adoption. We do not expect the standard to have a material effect on our financial condition, results of operations, cash flows or financial disclosures.

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

In June 2018, the FASB issued ASU No. 2018-07, which expands the scope of Topic 718, “Compensation – Stock Compensation”, to include share-based payment transactions for acquiring goods and services from non-employees. An entity should apply the requirements of Topic 718 to non-employee awards except for specific guidance on inputs to an option pricing model and the attribution of cost.  This amendment specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor's own operations by issuing share-based payment awards.  This amendment also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year.  We do not expect the standard to have a material effect on our financial condition, results of operations, cash flows or financial disclosures.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Synthesis Energy Systems, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Synthesis Energy Systems, Inc. and its subsidiaries (the Company) as of June 30, 2018, the related consolidated statements of operations, other comprehensive income, stockholders' equity and cash flows for the year then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of a Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has limited cash resources. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company's auditor since 2017.

Houston, Texas

November 14, 2018

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders

Synthesis Energy Systems, Inc.

We have audited the accompanying consolidated balance sheet of Synthesis Energy Systems, Inc. (the “Company”) as of June 30, 2017, and the related consolidated statements of operations, other comprehensive loss, equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Synthesis Energy Systems, Inc. as of June 30, 2017, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Houston, Texas

October 25, 2017, except for the effects of the reverse stock split discussed in Note 2(a), as to which the date is November 14, 2018.

SYNTHESIS ENERGY SYSTEMS, INC.

Consolidated Balance Sheets

(In thousands, except par value amounts)

	June 30, 2018	June 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$7,071	$4,988
Accounts receivable – related party, net	287	167
Prepaid expenses and other currents assets	719	539
Inventory	—	42

Total current assets	8,077	5,736

Property, plant and equipment, net	10	24
Intangible asset, net	1,038	984
Investment in joint ventures	5,036	8,539
Other long-term assets	153	43

Total assets	$14,314	$15,326

LIABILITIES AND EQUITY
Current liabilities:
Accrued expenses and accounts payable	$1,681	$1,765

Total current liabilities	1,681	1,765

Senior secured debenture principal	8,000	—
Less unamortized discount and debt issuance costs	(2,610)	—
Total senior secured debenture	5,390	—

Derivative liabilities	1,964	—

Total long-term liabilities	7,354	—

Total liabilities	$9,035	$1,765

Commitment and contingencies (Note 14)

Stockholders’ equity:

Preferred stock, $0.01 par value- 20,000 shares authorized – no shares issued and outstanding	—	—
Common stock, $0.01 par value: 200,000 shares authorized: 10,999 and 10,930 shares issued and outstanding, respectively	110	109
Additional paid-in capital	265,066	263,809
Accumulated deficit	(260,068)	(250,464)
Accumulated other comprehensive income	244	831
Total stockholders’ equity to SES stockholders	5,352	14,285
Noncontrolling interests in subsidiaries	(73)	(724)

Total stockholders’ equity	5,279	13,561

Total liabilities and equity	$14,314	$15,326

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year Ended June 30,
	2018	2017
Revenue:
Technology licensing and related services	$269	$51
Related party consulting services	1,238	100
Total revenue	1,507	151

Costs and Expenses:
Costs of sales	413	142
General and administrative expenses	6,450	8,622
Stock-based expense	1,258	1,701
Depreciation and amortization	37	66
Impairments	3,500	17,700
Total costs and expenses	11,658	28,231
Operating loss	(10,151)	(28,080)

Non-operating income (expense):
Equity in losses of joint ventures	(715)	(342)
Gain on fair value adjustments of derivative liabilities	126	—
Foreign currency gain (losses), net	143	(71)
Interest expense	(869)	—
Interest income	43	13
Other gain	1,689	—
Net loss before income tax provision	(9,734)	(28,480)
Income tax benefit/(provision)	129	—
Net loss from continuing operations	(9,605)	(28,480)
Income/(loss) from discontinued operations	—	1,929

Net Loss	(9,605)	(26,551)
Less: net loss attributable to non-controlling interests	(1)	(28)

Net loss attributable to SES stockholders	$(9,604)	$(26,523)

Net income/(loss) attributable to SES stockholders:
From continuing operations	(9,604)	(28,461)
From discontinued operations	—	1,938

Net loss attributable to SES stockholders	$(9,604)	$(26,523)

Net income/(loss) per share (Basic and diluted):
From continuing operations	$(0.88)	$(2.61)
From discontinued operations	—	0.18

Net loss per share attributable to SES stockholders	$(0.88)	$(2.43)

Weighted average common shares outstanding:
Basic and diluted	10,964	10,893

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.

Consolidated Statements of Other Comprehensive Loss

(In thousands)

	Year Ended June 30,
	2018	2017
Net loss	$(9,605)	$(26,551)
Cumulative translation adjustment	(189)	(245)
Gain on disposition of investment in subsidiary	254	—
Deconsolidation of ZZ Joint Venture	—	(1,655)
Comprehensive loss	(9,540)	(28,451)
Less:
Comprehensive gain attributable to noncontrolling interests	651	640
Comprehensive loss attributable to the Company	$(10,191)	$(29,091)

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.

Consolidated Statements of Equity

(In thousands)

	Common Stock				Accumulated Other	Non-
	Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Comprehensive Income	controlling Interest	Total

Balance at June 30, 2016	10,873	$105	$261,990	$(223,941)	$3,399	$(1,364)	$40,189

Net loss	—	—	—	(26,523)	—	(28)	(26,551)
Currency translation adjustment from continued
Operations	—	—	—	—	(245)	—	(245)
Deconsolidation of ZZ Joint Venture	—	—	—	—	(2,323)	668	(1,655)
Stock-based expense	34	2	1,699	—	—	—	1,701
Exercise of stock options	23	2	120	—	—	—	122
Balance at June 30, 2017	10,930	$109	$263,809	$(250,464)	$831	$(724)	$13,561

Net loss	—	—	—	(9,604)	—	(1)	(9,605)
Currency translation adjustment from continued
Operations	—	—	—	—	(189)	—	(189)
Gain on disposition of investment in subsidiary	—	—	—	—	(398)	652	254
Stock-based expense	69	1	1,257	—	—	—	1,258
Exercise of stock options	—	—	—	—	—	—	—
Balance at June 30, 2018	10,999	$110	$265,066	$(260,068)	$244	$(73)	$5,279

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(9,605)	$(26,551)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based expense	1,258	1,701
Depreciation of property, plant and equipment	15	15
Amortization of debenture issuance cost	265	—
Amortization of intangible and other assets	22	51
Impairments	3,500	17,700
Gain on fair value adjustment of derivative	(126)	—
Net gain on discontinued operations	—	(1,929)
Gain on investment	(311)	—
Other gains	(1,689)	—
Equity in losses of joint ventures	715	342
Changes in operating assets and liabilities:
Accounts receivable - related party, net	(272)	(140)
Prepaid expenses and other current assets	(172)	279
Inventory	43	1
Other long-term assets	(185)	(100)
Accrued expenses and payables	422	118
Net cash used in operating activities	(6,120)	(8,513)

Cash flows from investing activities:
Capital expenditures	—	(5)
Proceeds from Tianwo-SES Joint Venture share transfer	1,689	—
Cash transferred in connection with deconsolidation	—	(12)
Equity investment in joint ventures	(562)	(380)
Net cash used in investing activities	1,127	(397)

Cash flows from financing activities:
Gross proceeds from issuance of debenture	8,000	—
Payments on debenture issuance cost	(786)	—
Proceeds from exercise of stock options, net	—	122
Net cash provided by financing activities	7,214	122

Net increase/(decrease) in cash and cash equivalents	2,221	(8,788)
Cash and cash equivalents, beginning of year	4,988	13,807
Effect of exchange rates on cash	(138)	(31)
Cash and cash equivalents, end of year	$7,071	$4,988

Supplemental Disclosures:
Cash paid for interest expense during the year:	$384	$—

Non-cash investing activities during the year ended June 30, 2018

•	The company exchanged $150,000 of accounts receivable for $150,000 additional investment in AFE for the year ended June 30, 2018.
•	The company issued a total of 1,000,000 shares of warrants as discount to the debenture with a total fair value of approximately $2.0 million on the date of issuance.
•	The company issued a total of 70,000 shares of warrants to the placement agency with a total fair value of approximately $0.1 million on the date of issuance.

Non-cash investing activities during the year ended June 30, 2017

•	There were no non-cash investing activities related to the year ended June 30, 2017.

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.

Notes to the Consolidated Financial Statements

Note 1 — Business and Liquidity

(a) Organization and description of business

Synthesis Energy Systems, Inc. (referred to herein as “we”, “us” and “our”), together with its wholly-owned and majority-owned controlled subsidiaries is a global clean energy company that owns proprietary technology, SES Gasification Technology (“SGT”), for the low-cost and environmentally responsible production of synthesis gas (referred to as the “syngas”). Syngas produced from SGT is a mixture of primarily hydrogen, carbon monoxide and methane and is used for the production of a wide variety of high-value clean energy and chemical projects such as substitute natural gas, power, methanol, and fertilizer. Our current focus has been primarily on commercializing our technology outside China through the regional business platforms we have created with partners in Australia, Australia Future Energy Pty Ltd (“AFE”), and in Poland, SES EnCoal Energy sp. zo. o (“SEE”). Through AFE and SEE we believe we are developing energy and resource projects with the necessary commercial and financing structures to deliver attractive financial results. Our business model is to create value growth through AFE and SEE via the generation of earnings, from the licensing of our proprietary technology and the sale of proprietary equipment into those project developments, and through income from earned or carried equity ownership in resource and clean energy production facilities that utilize our technology. AFE and SEE endeavor to link long-term access to low-cost coal or renewable resources to the projects they develop as well as secure long-term contracts for product off-take thereby establishing the commercial and financing foundation for those projects.

We operate our business from our headquarters located in Houston, Texas and our offices in Shanghai, China. Additionally, our partnership companies AFE and SEE have independent operations in Brisbane, Australia and Warsaw, Poland respectively.

(b) Liquidity and Management’s Plan

As of June 30, 2018, we had $7.1 million in cash and cash equivalents and $6.4 million of working capital. On October 24, 2017, we received net proceeds of approximately $7.4 million related to the sale of $8.0 million of Senior Secured Debentures (“Debentures”). The Debentures have a term of 5 years with an interest rate of 11% that adjusts to 18% per annum in the event the Company defaults on an interest payment. The Debentures require that dividends received from Batchfire Resources Pty Ltd (“BFR”) are used to pay down the principal amounts of outstanding Debentures. Additionally, we issued warrants to purchase 1,000,000 shares of common stock at $4.00 per common share (shares and price adjusted for 1 for 8 reverse stock split effective December 4, 2017, see Note 2 Summary of Significant Accounting Policies – (a) Reverse Stock Split). The Debentures transaction is discussed further in Note 6 – Senior Secured Debentures.

As of November 14, 2018, we had $4.0 million in cash and cash equivalents. In addition to the cash and cash equivalents, we have approximately another $0.3 million in Chinese bank acceptance notes, which are similar to certificates of deposits, and have maturity dates greater than 90 days but less than one year. Of the $4.0 million in cash and cash equivalents, $2.6 million resides in the United States or easily access foreign countries and approximately $1.4 million resides in China. We are seeking to strengthen our financial position through new strategic partnering opportunities and we consider a full range of financing options to create the most value for us which may include divestiture of assets such as our Yima Joint Venture, our Tianwo-SES Joint Venture and our technology. If we cannot raise required funds on acceptable terms, we may further reduce our expenses. We believe that with the strategies above, we can continue to operate for the next twelve months, assuming we can successfully transfer the funds currently in China to the U.S. Based on the historical negative cash flows that the Company has incurred, the continued limited cash inflows in the period subsequent to year end and the uncertain nature of the ability to transfer the cash that resides in China, there is substantial doubt about the Company’s ability to continue as a going concern.

We currently plan to use our available cash for: (i) securing orders and tasks associated with our overall business strategy; (ii) additional working capital investments or shareholder loans into AFE or SEE to support the growth of those strategic businesses; (iii) growing our technology IP portfolio and securing technology partners or collaborations that help us improve our ability to commercialize and implement SGT; (iv) paying the interest related to the Debentures; (v) general and administrative expenses; and (vi) working capital and other general corporate purposes.

We currently have very limited financial and human resources to fully develop and execute on all of our business opportunities. We can make no assurances that AFE, SEE and our other business operations including our expected share of dividends from BFR will provide us with sufficient and timely cash flows to continue our operations. We are seeking to strengthen our financial position through new strategic partnering activities and we may choose to raise additional capital through equity and debt financing to strengthen our balance sheet to support our delivery of potential new orders for our technology and for our corporate general and administrative expenses. We may consider a full range of financing options to create the most value for us which may include divestiture of assets such as our Yima Joint Venture, our Tianwo-SES Joint Venture and our technology. We cannot provide any assurance that any financing will be available to us in the future on acceptable terms or at all. Any such financing could be dilutive to our existing stockholders. If we cannot raise required funds on acceptable terms, we may further reduce our expenses and we may not be able to, among other things, (i) maintain our general and administrative expenses at current levels including retention of key personnel and consultants; (ii) successfully implement our business strategy, including continuing to deliver our technology to customers and partners pursuant to licenses; (iii) make additional capital contributions to our joint ventures; (iv) fund certain obligations as they become due; (v) respond to competitive pressures or unanticipated capital requirements; or (vi) repay our indebtedness. In addition, we may elect to sell certain investments as a source of cash to develop additional projects or for general corporate purposes. See “Note 8 – Risks and Uncertainties.”

Note 2 — Summary of Significant Accounting Policies

(a) Reverse Stock Split

On December 4, 2017, we enacted a 1 to 8 reverse stock split as approved by a special stockholder meeting in November 2017. All share and per share amounts in the consolidated financial statements have been retroactively restated to reflect the reverse stock split.

(b) Basis of presentation and principles of consolidation, prior period corrections, deconsolidation of ZZ Joint Venture

Basis of presentation and principles of consolidation. The consolidated financial statements are in U.S. dollars. Non-controlling interests in consolidated subsidiaries in the consolidated balance sheets represents minority stockholders’ proportionate share of the equity in such subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Immaterial prior period corrections. During the preparation of the consolidated financial statements as of and for the year ended June 30, 2018, we identified certain errors in our historical financial statements. These errors relate to (in thousands):

(i)	The conversion of our Yima Joint Venture investment from the equity method to the cost method in 2013 should have included the reclassification of the related accumulated comprehensive income to the basis of our investment. This reclassification would have resulted in a reduction of impairments of the investment recorded in periods prior to our 2017 financial statements by $3,187. We decreased the balance of accumulated deficit and accumulated other comprehensive income at June 30, 2017 and 2016 by $3,187 to correct for this error.
(ii)	The allocation of losses to the noncontrolling interests in our subsidiary Synthesis Energy Systems Investments, Inc. (“SESI”), should have excluded certain charges contractually agreed to with the noncontrolling interest shareholder. At June 30, 2016, we increased accumulated deficit and noncontrolling interest by $190; at June 30, 2017, we increased accumulated deficit and noncontrolling interest by $477 and for the year ended June 30, 2017, we increased losses attributable to SES stockholders and decreased losses allocated to the noncontrolling interest by $287.

We have assessed these misstatements and concluded that they were not material to any of the previously issued consolidated financial statements, however, these adjustments would be material to the current year financial statements if corrected in the current year. These prior period error corrections have been corrected in the consolidated financial statements reported herein as of and for the year ended June 30, 2017.

Deconsolidation of ZZ Joint Venture. As discussed in Note 4-Current Projects, in August 2016, the Company announced that it and Shandong Hai Hua Xuecheng Energy Co. Ltd. (“Xuecheng Energy”) entered into a Definitive Agreement to restructure the ZZ Joint Venture. The agreement took full effect when the registration with the government was completed on October 31, 2016. During the second quarter of fiscal 2017, the Company deconsolidated the ZZ Joint Venture and began accounting for its investment in the ZZ Joint Venture under the cost method. For purposes of these financials, the Company has classified all operations related to the ZZ Joint Venture as discontinued operations for all periods presented and have classified all assets and liabilities related to the ZZ Joint Venture as assets/liabilities of discontinued operations as of June 30, 2016.

Disposition of investment in subsidiary. In November 2017, we received the authority registration change notice for the share transfer of all of our interest in our Golden Concord Limited Joint Venture. This joint venture has essentially been dormant since June 2013. Upon receiving the approved share transfer, we recognized the elimination of all remaining balances outstanding related to this investment which resulted in a gain of $0.3 million.

(c) Accounting for Variable Interest Entities and Financial Statement Consolidation Criteria

We have equity investments in various privately held entities. We account for these investments either under the equity method or cost method of accounting depending on our ownership interest and the level of our influence in each joint venture. Investments accounted for under the equity method are recorded based upon the amount of our investment and adjusted each period for our share of the investee's income or loss. Cost method investments are recorded at cost less any impairments. All investments are reviewed for changes in circumstance or the occurrence of events that suggest an other than temporary event where our investment may not be recoverable.

The joint ventures which we have entered into may be considered a variable interest entity, (“VIE”). We consolidate all VIEs where we are the primary beneficiary. This determination is made at the inception of our involvement with the VIE and is continuously assessed. We consider qualitative factors and form a conclusion that we, or another interest holder, has a controlling financial interest in the VIE and, if so, whether it is the primary beneficiary. In order to determine the primary beneficiary, we consider who has the power to direct activities of the VIE that most significantly impacts the VIE’s performance and has the obligation to absorb losses from or the right to receive benefits of the VIE that could be significant to the VIE. We do not consolidate VIEs where we are not the primary beneficiary. We account for these unconsolidated VIEs using either the equity method if we have significant influence but not control, or the cost method and include our net investment on our consolidated balance sheet.  Under the equity method, our equity interest in the net income or loss from our investments are recorded in non-operating income/expense on a net basis on its consolidated statements of operations. In the event of a change in ownership, any gain or loss resulting from an investee share issuance is recorded in earnings. Controlling interest is determined by majority ownership interest and the ability to unilaterally direct or cause the direction of management and policies of an entity after considering any third-party participatory rights. Our investments are as follows:

We have determined that AFE (as defined in Note 4 – Current Projects – Australian Future Energy Pty Ltd) is a VIE that we are not the primary beneficiary as other shareholders have a 62% ownership interest and we are not the largest shareholder or have the power to direct the activities of the VIE. We account for our investment in AFE under the equity method. The carrying value of our investment in AFE at June 30, 2018 was zero and approximately $39,000 at June 30, 2017.

We have determined that BFR (as defined in Note 4 – Current Projects – Batchfire Resources Pty Ltd) is a VIE that we are not the primary beneficiary as other shareholders have more than an 89% ownership interest nor do we have the power to direct the activities of the VIE. We account for our investment in BFR under the cost method. At the time of the spin-off from AFE, the carrying value of our investment in AFE was reduced to zero through equity losses. As such, the value of our investment in BFR was also zero. The carrying value of our investment in BFR at both June 30, 2018 and 2017 was zero.

We have determined that SEE (as defined in Note 4 – Current Projects – SES EnCoal Energy sp. z o. o) is a VIE that we are not the primary beneficiary as the ownership of the company is split between two equal shareholders, each with a 50% ownership interest. We have the power to influence but not direct the activities of the VIE. We account for our investment in SEE under the equity method. The initial capitalization of the company was funded in January 2018 with additional funding in March 2018. The carrying value of our investment in SEE at June 30, 2018 and 2017 was approximately $35,000 and zero respectively.

We have determined that the Yima Joint Venture (as defined in Note 4 – Current Projects – Yima Joint Venture) is a VIE of which Yima, our joint venture partner, is the primary beneficiary since they have a 75% ownership interest in the Yima Joint Venture and the power to direct the activities of the VIE that most significantly influence the VIE’s performance. We have also determined that our 25% ownership interest does not allow us to influence the activities of the VIE. We account for our investment in the Yima Joint Venture under the cost method. The carrying value of our investment in Yima Joint Venture at June 30, 2018 and June 30, 2017 was approximately $5.0 million and $8.5 million respectively. See Note 4 – Current Projects – Yima Joint Venture for a further discussion of our accounting method.

We have determined that the Tianwo-SES Joint Venture (as defined in Note 4- Current Projects – Tianwo-SES Clean Energy Technologies Limited) is a VIE of which STT, the largest joint venture partner, is the primary beneficiary since SST has a 50% ownership interest in the Tianwo-SES Joint Venture and has the power to direct the activities of the Tianwo-SES Joint Venture that most significantly influence its performance. We account for our investment in the Tianwo-SES Joint Venture under the equity method. Because of losses sustained by the Tianwo-SES Joint Venture, the carrying value of this joint venture is zero at both June 30, 2018 and 2017. See Note 4 – Current Projects - Tianwo-SES Clean Energy Technologies Limited for a further discussion of our accounting method.

Prior to August 2016, we determined that the ZZ Joint Venture (as defined in Note 4 – Current Projects – Synthesis Energy Systems (Zao Zhuang) New Gas Company Ltd. was a VIE and determined that the Company was the primary beneficiary. As noted in Note 5, in August 2016, the Company announced that it and Xuecheng Energy entered into a Definitive Agreement to restructure the ZZ Joint Venture. The agreement took full effect when the registration with the government was completed on October 31, 2016. During the second quarter of fiscal 2017, the Company deconsolidated the ZZ Joint Venture and began accounting for our investment in the ZZ Joint Venture under the cost method. The carrying value of this investment is zero at both June 30, 2018 and 2017.

(d) Revenue Recognition

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

We may receive upfront licensing fee payments when a license agreement is entered into.  Typically, the majority of a license fee is due once project financing and equipment installation occur. We recognize license fees for the use of our gasification systems as revenue when the license fees become due and payable under the license agreement, subject to the deferral of the amount of the performance guarantee.  No license fee revenue was recorded in the fiscal year ending June 30, 2018. Fees earned for engineering services, such as services that relate to integrating our technology to a customer’s project, are recognized using the percentage-of-completion method or as services are provided. Estimates are used in calculating the performance guarantees and also used in the percentage-of-completion method calculations as discussed in (e) Use of estimates below. Revenues of $250,000 related to percentage of completion projects and $1,257,000 related to services provided or due to uncertainty when collected were recorded in the fiscal year ending June 30, 2018.

(e) Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates that affect the amounts reported in the financial statements and accompanying notes. Management considers many factors in selecting appropriate operational and financial accounting policies and controls, and in developing the assumptions that are used in the preparation of these consolidated financial statements. Management must apply significant judgment in this process. Among the factors, but not fully inclusive of all factors that may be considered by management in these processes are: the range of accounting policies permitted by U.S. GAAP; management’s understanding of the Company’s business for both historical results and expected future results; the extent to which operational controls exist that provide high degrees of assurance that all desired information to assist in the estimation is available and reliable or whether there is greater uncertainty in the information that is available upon which to base the estimate; expectations of the future performance of the economy, both domestically, and globally, within various areas that serve the Company’s principal customers and suppliers of goods and services; expected rates of exchange, sensitivity and volatility associated with the assumptions used in developing estimates; and whether historical trends are expected to be representative of future trends. The estimation process at times may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that lies within that range of reasonable estimates based upon the risks associated with the variability that might be expected from the future outcome and the factors considered in developing the estimate. Management attempts to use its business and financial accounting judgment in selecting the most appropriate estimate, however, actual amounts could and will differ from those estimates.

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

The Company’s financial assets and liabilities are classified based on the lowest level of input that is significant for the fair value measurement. The following table summarizes the assets of the Company measured at fair value as of June 30, 2018 and June 30, 2017 (in thousands):

	June 30, 2018
	Level 1		Level 2		Level 3	Total
Assets:
Certificates of Deposit	$—		$50	(1)	$—	$50
Money Market Funds	4,345	(2)	—		—	4,345
Non-recurring Investment in Yima Joint Venture	—		—		5,000	5,000

Liabilities:
Derivative liabilities	$—		$—		$1,964	$1,964

	June 30, 2017
	Level 1		Level 2		Level 3	Total
Assets:
Certificates of Deposit	$—		$50	(1)	$—	$50
Money Market Funds	3,927	(2)	—		—	3,927
Non-recurring Investment in Yima Joint Venture	—		—		8,500	8,500

(1) Amount included in current assets on the Company’s consolidated balance sheets.

(2) Amount included in cash and cash equivalents on the Company’s consolidated balance sheets.

There were no liabilities measured at fair value on a recurring basis as of June 30, 2017.

The following table sets forth the changes in the estimated fair value for our Level 3 classified derivative liabilities (in thousands):

Derivative liabilities balance - June 30, 2017	$—
Issuance of warrants - debenture	1,837
Down round protection provision	253
Change in fair value	(126)
Derivative liabilities balance – June 30, 2018	$1,964

The carrying values of the certificates of deposit and money market funds approximate fair value, which were estimated using quoted market prices for those or similar investments. The carrying value of other financial instruments, including accounts receivable and accounts payable approximate their fair values due to the short maturities on those instruments. Our Debentures are recorded at face value of $8.0 million and fair value is unable to be determined. The derivative liabilities are measured at fair value using a Monte Carlo simulation valuation methodology (See also Note 7 – Derivative Liabilities for more details related to valuation and assumptions of the Company’s derivative liabilities).

(g) Derivative Instruments

We currently do not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. We account for derivatives in accordance with ASC 815, which establishes accounting and reporting for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation.

(h) Cash and cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

(i) Accounts receivable and allowance for doubtful accounts

Accounts receivable are stated at historical carrying amounts net of allowance for doubtful accounts. We establish provisions for losses on accounts receivable if it is determined that collection of all or part of an outstanding balance is not probable. Collectability is reviewed regularly, an allowance is established or adjusted, as necessary. As of the fiscal year ending June 30, 2018 and 2017, no allowance for doubtful accounts was necessary.

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

(k) Intangible assets

Intangible assets with indefinite useful lives are not amortized but instead are tested annually for impairment, or immediately if conditions indicate that impairment could exist. Intangible assets with definite useful lives are amortized over their estimated useful lives and reviewed for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Substantial judgment is necessary in the determination as to whether an event or circumstance has occurred that may trigger an impairment analysis and in the determination of the related cash flows from the asset. Estimating cash flows related to long-lived assets is a difficult and subjective process that applies historical experience and future business expectations to revenues and related operating costs of assets. Should impairment appear to be necessary, subjective judgment must be applied to estimate the fair value of the asset, for which there may be no ready market, which often times results in the use of discounted cash flow analysis and judgmental selection of discount rates to be used in the discounting process. If the Company determines an asset has been impaired based on the projected undiscounted cash flows of the related asset or the business unit, and if the cash flow analysis indicates that the carrying amount of an asset exceeds related undiscounted cash flows, the carrying value is reduced to the estimated fair value of the asset. We evaluated such intangibles for impairments and did not record an impairment for the year ended June 30, 2018.

(l) Impairment of long-lived assets

We evaluate our long-lived assets, such as property, plant and equipment, construction-in-progress, and specifically identified intangibles, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. When we believe an impairment condition may have occurred, it is required to estimate the undiscounted future cash flows associated with a long-lived asset or group of long-lived assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities for long-lived assets that are expected to be held and used. If we determine that the undiscounted cash flows from an asset to be held and used are less than the carrying amount of the asset, or if we have classified an asset as held for sale, we estimate fair value to determine the amount of any impairment charge.

We evaluated the conditions of the Yima Joint Venture to determine whether other-than-temporary decrease in value had occurred as of June 30, 2018 and 2017. As of June 30, 2018, management determined there was a triggering event related to the value of its investment in the Yima Joint Venture. Lower production levels in the fourth quarter reduced the annual production below expectations which resulted in a net increase in the working capital deficit and the debt levels of the joint venture. At June 30, 2017, management determined that there were triggering events related to the value of its investment and these were the lower than expected production levels and the increased debt levels as compared to the previous year, which indicated a continued cash flow concern for the joint venture. Management determined these events in both years were other-than-temporary in nature and therefore conducted an impairment analysis utilizing a discounted cash flow fair market valuation and a Black-Scholes Model-Fair Value of Optionality used in valuing companies with substantial amount of debt where a discounted cash flow valuation may be inadequate for estimating fair value with the assistance of a third-party valuation expert. In this valuation, significant unobservable inputs were used to calculate the fair value of the investment. These inputs included forecasted methanol and coal prices, calculated discount rates and discount for lack of marketability as the majority owner is a state-owned entity in China, volatility analysis and information received from the joint venture. The valuation led to the conclusion that the investment in the Yima Joint Venture was impaired as of June 30, 2018 and, therefore, we recorded a $3.5 million impairment for the year ended June 30, 2018. The previous valuation concluded there was an impairment which resulted in a $17.7 million impairment for the year ended June 30, 2017. The carrying value of our Yima investment as of June 30, 2018 and June 30, 2017 was approximately $5.0 million and $8.5 million respectively. We continue to monitor the Yima Joint Venture and could record an additional impairment in the future if operating conditions deteriorate or if the cash flow situation worsens.

(m) Income taxes

Deferred tax liabilities and assets are determined based on temporary differences between the basis of assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified as long-term asset or long-term liability. Valuation allowances are established when necessary based upon the judgment of management to reduce deferred tax assets to the amount expected to be realized and could be necessary based upon estimates of future profitability and expenditure levels over specific time horizons in tax jurisdictions. We recognize the tax benefits from an uncertain tax position when, based on technical merits, it is more likely than not the position will be sustained on examination by the taxing authorities.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into law. The Act provides for numerous significant tax law changes and modifications with varying effective dates, which include reducing the corporate income tax rate from 35% to 21%, creating a territorial tax system, broadening the tax base, and allowing for immediate capital expensing of certain qualified property. Due to losses recorded in past years and the fact we have offset our net deferred tax assets with a valuation allowance, the Act will have a minimal effect. The Act however does allow for Alternative Minimum Tax (“AMT”) to be refundable over subsequent periods. The tax benefit of approximately $129,000 was recorded for the fiscal year ending June 30, 2018 includes previously paid AMT tax amounts we paid in past years which are refundable under the Act.

(n) Foreign currency translation

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

(o) Stock-based expense

The Company has a stock-based compensation plan under which stock-based awards have been granted to employees and non-employees. Stock-based expense is accounted for in accordance with ASC 718, “Compensation – Stock Compensation.” We establish fair values for our equity awards to determine its cost and recognize the related expense over the appropriate vesting periods. We recognize expense for stock options, stock warrants, and restricted stock awards. The fair value of restricted stock awards is based on the market value as of the date of the awards, and for stock-based awards vesting based on service period, the value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period on a straight-line basis for each separately vesting portion of the award as if the award was, in substance, multiple awards. See Note 15 – Equity – Stock-Based Awards for additional information related to stock-based expense.

Note 3 — Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, which creates Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers,” and supersedes most existing U.S. GAAP revenue recognition guidance. In summary, the core principle of Topic 606 provides a single principles-based, five-step model to be applied to all contracts with customers. The five steps are to identify the contract(s) with the customer, to identify the performance obligations in the contract, to determine the transaction price, to allocate the transaction price to the performance obligations in the contract and to recognize revenue when performance obligations are satisfied. Revenue will be recognized when promised goods or services are transferred to the customer in an amount that reflects the consideration expected in exchange for those goods and services. Companies are allowed to select between two transition methods: (1) a full retrospective transition method with the application of the new guidance to each prior reporting period presented, or (2) a retrospective transition method that recognizes the cumulative effect on prior periods at the date of adoption together with additional footnote disclosures. The amendments in ASU No. 2014-09 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and early application is not permitted. In March 2016 and April 2016, the FASB issued ASU No. 2016-08 and ASU No. 2016-10, respectively. The amendments in ASU No. 2016-08 and ASU No. 2016-10 do not change the core principle of ASU No. 2014-09, but instead clarify the implementation guidance on principle versus agent considerations and identify performance obligations and the licensing implementation guidance, respectively. We have decided to use modified retrospective basis as our method of adoption and will adopt the standard on July 1, 2018. The new ASU will have no impact on our historically reported consolidated financial statements as the Company’s revenue recorded in the comparison periods have been analyzed and would be recorded similarly under the new standard. Timing of revenues related to license fees in the future will be affected as receipt and the satisfying of the performance obligations may differ. There were no license fee revenues for the comparison years. See also Note 2 (e) Revenue Recognition for current revenue recognition policy.

In January 2016, the FASB issued ASU No. 2016-01, which requires an entity to: (i) measure equity investments at fair value through net income, with certain exceptions for those accounted for under the equity method, those that result in consolidation and certain other investments; (ii) present in OCI the changes in instrument-specific credit risk for financial liabilities measured using the fair value option: (iii) present financial assets and financial liabilities by measurement category and form of financial asset; (iv) calculate the fair value of financial instruments for disclosure purposes based on an exit price and : (v) assess a valuation allowance on deferred tax assets related to unrealized losses of AFS debt securities in combination with other deferred tax assets. The update provides an election to subsequently measure certain nonmarketable equity investments at cost less any impairment and adjusted for certain observable price changes. This guidance is effective for interim and annual periods beginning after December 15, 2017. We are evaluating what impact the adoption of this guidance will have on our financial statements and financial disclosures.

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

In February 2017, the FASB issued ASU No. 2017-05 which to clarify the scope and application of Subtopic 610-20, “Other Income– Gains and Losses from the Derecognition of Nonfinancial Assets.” The standard clarifies that a parent transferring its ownership interest in a consolidated subsidiary is within the scope of the accounting standard if substantially all the fair value of the assets within that subsidiary are nonfinancial assets. The standard also clarifies that the derecognition of all businesses and nonprofit activities should be accounted for in accordance with the derecognition and deconsolidation guidance. The standard also eliminates the exception in the financial asset guidance for transfers of investments (including equity method investments) in real estate entities. An entity is required to apply the amendments in this update at the same time that it applies the amendments in revenues from contracts with customers. The standard is effective beginning after December 15, 2017 and may be applied retrospectively to each period presented or through a cumulative effect adjustment to retained earnings at the date of adoption. We do not expect the standard to have a material effect on our financial condition, results of operations, cash flows or financial disclosures.

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

In June 2018, the FASB issued ASU No. 2018-07, which expands the scope of Topic 718, “Compensation – Stock Compensation”, to include share-based payment transactions for acquiring goods and services from non-employees. An entity should apply the requirements of Topic 718 to non-employee awards except for specific guidance on inputs to an option pricing model and the attribution of cost.  This amendment specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor's own operations by issuing share-based payment awards.  This amendment also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year.  We do not expect the standard to have a material effect on our financial condition, results of operations, cash flows or financial disclosures.

Note 4 — Current Projects

Australian Future Energy Pty Ltd

In February 2014, we established AFE together with an Australian company, Ambre Investments PTY Limited (“Ambre”). AFE is an independently managed Australian business platform established for the purpose of building a large-scale, vertically integrated business in Australia based on developing, building and owning equity interests in financially attractive and environmentally responsible projects that produce low cost syngas as a competitive alternative to expensive local natural gas and LNG.

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

In 2016, AFE completed the creation and spin-off of BFR (as discussed below) as a separate standalone company which acquired and operates the Callide thermal coal mine in Queensland.

In August 2017, AFE completed the acquisition of a mine development lease related to the 266-million-ton resource near Pentland, Queensland through AFE’s wholly owned subsidiary, Great Northern Energy Pty Ltd.

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

We account for our investment in AFE under the equity method. Our ownership of 38% makes us the second largest shareholder. We also maintain a seat on the board of directors which allows us to have significant influence on the operations and financial decisions, but not control, of the company. On June 30, 2018, we owned approximately 38% of AFE and the carrying value of our investment in AFE was zero as of June 30, 2018 and approximately $39,000 as of June 30, 2017.

The following summarizes unaudited condensed financial information of AFE as of and for the years ended June 30, 2018 and 2017 (in thousands):

	Year ended June 30,
	2018	2017
Total assets	$421	$525
Total equity	(158)	(130)
Net loss	(1,777)	(870)

Batchfire Resources Pty Ltd

As a result of AFE’s early stage business development efforts associated with the Callide coal mine in Central Queensland, Australia, AFE created BFR. BFR was a spin-off company for which ownership interest was distributed to the existing shareholders of AFE and to the new BFR management team in December 2015. BFR is registered in Australia and was formed for the purpose of purchasing the Callide thermal coal mine from Anglo-American plc (“Anglo-American”). The Callide mine is one of the largest thermal coal mines in Australia and has been in operation for more than 20 years.

In October 2016, BFR stated that it had received investment support for the acquisition from Singapore-based Lindenfels Pte, Ltd, a subsidiary of commodity traders Avra Commodities. The acquisition of the Callide thermal coal mine from Anglo-America was completed in October 2016.

In January 2018, the Minister of Natural Resources, Mines and Energy approved BFR’s mining lease application through to 2043 for Callide coal mine’s Boundary Hill South Project. BFR is implementing its mining plan at Callide intended to lower the per unit mining costs and deliver profitable financial results.

We account for our investment in BFR under the cost method due to our limited investment and lack of significant influence. At the time of the spin-off, the carrying amount of our investment in AFE was reduced to zero through equity losses. As such, the value of the investment in BFR post spin-off was also zero. On June 30, 2018, our ownership in BFR was approximately 11% and the carrying value of our investment in BFR was zero as of June 30, 2018 and June 30, 2017.

SES EnCoal Energy sp. z o.o

In October 2017, we entered into agreements with Warsaw-based EnInvestments sp. z o.o. Under the terms of the agreements, we and EnInvestments are equal shareholders of SEE and SEE will exclusively market, develop, and commercialize projects in Poland which utilize our technology, services, and proprietary equipment and we share with SEE a portion of the technology license payments, net of fees, we receive from Poland. The goal of SEE is to establish efficient clean energy projects that provide Polish industries superior economic benefits as compared to the use of expensive, imported natural gas and LNG, while providing energy independence through our technological capabilities to convert the wide range of Poland’s indigenous coals, coal waste, biomass and municipal waste to valuable syngas products.  SEE has developed a pipeline of projects and together with us is actively working with Polish customers and partners to complete necessary project feasibility, permitting, and SGT technology agreement steps required prior to starting construction on the projects.

Tauron Wytwarzanie S.A. (“Tauron”), has contracted Poland’s Institute of Coal Chemistry (“IChPW”) to complete a detailed preliminary design assessment and economic study for the conversion of its 200MW conventional power boilers to clean syngas which would be Poland’s first SGT facility.

For our ownership interest in SEE, we have been contributing cash and assisting in the development of SEE. SEE was initially funded in January 2018 with a cash contribution of approximately $6,000 and an additional funding in March 2018 of approximately $76,000.

We account for our investment in SEE under the equity method. Our ownership of 50% makes us an equal shareholder and we also maintain two of the four seats on the board of directors which allows us to have significant influence on the operations and financial decisions, but not control, of the company. On June 30, 2018, as an equal shareholder, our ownership was 50% of SEE and the carrying value of our investment in SEE was approximately $36,000 and zero as of June 30, 2018 and June 30, 2017, respectively.

Yima Joint Venture

In August 2009, we entered into joint venture contracts and related agreements with Yima Coal Industry Group Company (“Yima”), replacing the prior joint venture contracts entered in October 2008 and April 2009. The joint ventures were formed for each of the gasification, methanol/methanol protein production, and utility island components of the plant (collectively the “Yima Joint Venture”). The joint venture contracts provided that we and Yima contribute equity of 25% and 75%, respectively, to the Yima Joint Venture. The remaining capital for the project construction has been funded with project debt obtained by the Yima Joint Venture. Yima agreed to guarantee the project debt in order to secure debt financing from domestic Chinese banking sources. We agreed to pledge to Yima our ownership interests in the joint ventures as security for our obligations. In the event that the necessary additional debt financing is not obtained, Yima agreed to provide a loan to the joint venture to satisfy the remaining capital needs of the project with terms comparable to current market rates at the time of the loan. Yima also agreed to provide coal to the project at preferential pricing under a side-letter agreement related to the JV contracts. To date, Yima has not provided coal at preferential price to the project and we do not believe Yima will do so in the future.

The term of the joint venture commenced June 9, 2009 at the time each joint venture company obtained its business operating license and shall end 30 years after the business license issue date, June 8, 2039. As discussed below, in November 2016, as part of an overall corporate restructuring plan, these joint ventures were combined into a single joint venture.

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

During the quarter ended June 30, 2016, the Yima Joint Venture commenced an organizational restructuring to better streamline the operations. This restructuring effort the included combining the three joint ventures into a single operating entity and obtaining a business operating license and was completed in November 2016.

In December 2017 and January 2018, on-going development cooperation and discussions with the Yima Joint Venture management resulted in the joint venture agreeing to pay various costs incurred by us during the construction and commissioning period of the facility in the amount of approximately 16 million Chinese Renminbi yuan, (“RMB”). As of June 30, 2018, we have received 6.15 million RMB (approximately $0.9 million) of payments from the Yima Joint Venture related to these costs. Additional payments may be forthcoming. Due to uncertainty, revenues will be recorded upon receipt of payment.

Since 2014, we have accounted for this joint venture under the cost method of accounting. Our conclusion to account for this joint venture under this methodology is based upon our historical lack of significant influence in the Yima Joint Venture. The lack of significant influence was determined based upon our interactions with the Yima Joint Venture related to our limited participation in operating and financial policymaking processes coupled with our limited ability to influence decisions which contribute to the financial success of the Yima Joint Venture. Under the terms of the joint venture agreement, the Yima Joint Venture is to be governed by a board of directors consisting of eight directors, two of whom were appointed by us and six of whom were appointed by Yima. Although we maintain two seats on the board of directors, the board does not meet on a regular basis and management, who has been appointed by Yima has acted alone without board approval in many cases. In 2016, the board began holding periodic meetings beginning in April 2016 and again in July 2016 with the last meeting being held in January 2017. Discussions at these meetings generally have not included policy decisions, but rather served a more ceremonial function. Yima’s parent company, Henan Energy Chemistry Group Company (“Henan Energy”) restructured the management of the Yima Joint Venture under the direction of the Henan Coal Gasification Company (“Henan Gasification”), which is an affiliated company reporting directly to Henan Energy. Henan Gasification currently has full authority of day to day operational and personnel decisions at the Yima Joint Venture. Therefore, we concluded, and continue to believe, that we do not have significant influence in the matters of the Yima Joint Venture and the cost method is the appropriate accounting method. This consideration has been and continues to be monitored on a quarterly basis to assess whether that conclusion remains appropriate.

The Yima Joint Venture experienced certain cash flow concerns resulting primarily from a series of third-party bank loans due during calendar year 2016, an extended shutdown of the plant, and a need for interim shareholder loans from Yima, the 75% shareholder of the Yima Joint Venture. Yima successfully refinanced amounts which were due in October 2016. In addition to this refinancing, Yima completed an internal restructuring of its third-party loans in 2017. As of June 30, 2018, the Yima Joint Venture’s third-party loans balance was approximately 91.9 million RMB, approximately $13.8 million with $3.8 million due in October 2018 and $3.0 million due in March 2019, $5.1 million due in April 2019 and $1.9 million due in April 2020. The $3.8 million which came due in October 2018 is currently being negotiated for extension and final outcome is unknown at this time.

We evaluated the conditions of the Yima Joint Venture to determine whether other-than-temporary decrease in value had occurred as of June 30, 2018 and 2017. At June 30, 2018, management determined there was a triggering event related to the value of its investment. Lower production levels in the fourth quarter reduced the annual production below expectations which resulted in a net increase in the working capital deficit and the debt level of the joint venture. At June 30, 2017, management determined that there were triggering events related to the value of its investment and these were the lower than expected production levels and the increased debt levels as compared to the previous year, which indicated a continued cash flow concern for the joint venture. Management determined these events in both years were other than temporary in nature and therefore conducted an impairment analysis utilizing a discounted cash flow fair market valuation and a Black-Sholes Model-Fair Value of Optionality used in valuing companies with substantial amounts of debt where a discounted cash flow valuation may be inadequate for estimating fair value with the assistance of a third-party valuation expert. In this valuation, significant unobservable inputs were used to calculate the fair value of the investment (see Note 2 – (f) Use of Estimates). These inputs included forecasted methanol and coal prices, calculated discount rates and discount for lack of marketability as the majority owner is a state-owned entity in China, volatility analysis and information received from the joint venture. The valuation led to the conclusion that the investment in the Yima Joint Venture was impaired as of June 30, 2018 and, therefore, we recorded a $3.5 million impairment for the year ended June 30, 2018. The previous valuation concluded there was an impairment which resulted in a $17.7 million impairment for the year ended June 30, 2017.

The carrying value of our Yima Joint Venture investment as of June 30, 2018 and June 30, 2017 was approximately $5.0 million and $8.5 million respectively. We continue to monitor the Yima Joint Venture and could record additional impairments in the future if operating conditions deteriorate or if the cash flow situation worsens.

Tianwo-SES Clean Energy Technologies Limited

Joint Venture Contract

In February 2014, SES Asia Technologies Limited, one of our wholly owned subsidiaries, entered into a Joint Venture Contract (the “JV Contract”) with Zhangjiagang Chemical Machinery Co., Ltd., which subsequently changed its legal name to Suzhou Thvow Technology Co. Ltd. (“STT”), to form Tianwo-SES Clean Energy Technologies Limited, (“Tianwo-SES Joint Venture”). The purpose of the Tianwo-SES Joint Venture is to establish the Company’s gasification technology as the leading gasification technology in the Tianwo-SES Joint Venture territory (which is China, Indonesia, the Philippines, Vietnam, Mongolia and Malaysia) by becoming a leading provider of proprietary equipment and engineering services for the technology. The scope of the Tianwo-SES Joint Venture is to market and license our gasification technology via project sublicenses; procurement and sale of proprietary equipment and services; coal testing; and engineering, procurement and research and development related to the technology. STT contributed 53.8 million RMB (approximately $8.0 million) in April 2014 and was required to contribute an additional 46.2 million RMB (approximately $6.8 million) within two years of such date for a total contribution of 100 million RMB (approximately $14.8 million) in cash to the Tianwo-SES Joint Venture in return for a 65% ownership interest in the Tianwo-SES Joint Venture. The second capital contribution from STT of 46.2 million RMB (approximately $6.8 million) was not paid by STT in April 2016 as required by the initial JV Contract. As part of a restructuring of the agreement described below, the obligation for payment of additional registered capital was removed.

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

In August 2017, we entered into a restructuring agreement of the Tianwo-SES Joint Venture (“Restructuring Agreement”). The agreed change in share ownership, reduction in the registered capital of the joint venture, and the final transfer of shares with local government authorities was completed in December 2017. In this restructuring, an additional party was added to the JV Contract, upon receipt of final government approvals, The Innovative Coal Chemical Design Institute (“ICCDI”) has become a 25% owner of Tianwo-SES, we have decreased our ownership to 25% and STT has decreased its ownership to 50%. ICCDI previously served as general contractor and engineered and constructed all three projects for the Aluminum Corporation of China. We received 11.15 million RMB (approximately $1.7 million) from ICCDI as a result of this restructuring. In conjunction with the joint venture restructuring, we also received 1.2 million RMB (approximately $180,000) related to outstanding invoices for services we had provided to the Tianwo SES Joint Venture.

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

Tianwo-SES Joint Venture unaudited financial data

The following table presents summarizes unaudited financial information for the Tianwo-SES Joint Venture (in thousands):

	Year Ended June 30,
Income Statement data:	2018	2017
Revenue	$109	$3,709
Operating loss	(1,686)	(3,470)
Net loss	(1,686)	(4,303)

	As of June 30,
Balance sheet data:	2018	2017
Current assets	$5,151	$6,016
Noncurrent assets	1,376	5,565
Current liabilities	4,011	3,696
Noncurrent liabilities	—	—
Equity	2,516	7,885

The Tianwo-SES Joint Venture is accounted for under the equity method. Our initial capital contribution in the formation of the venture was the TUCA, which is an intangible asset. As such, we did not record a carrying value at the inception of the venture. The carrying value of our investment in the Tianwo-SES Joint Venture was zero as of both June 30, 2018 and 2017. As such in December 2017, the proceeds related to the transfer of shares, 11.15 million RMB (approximately $1.7 million) was recorded as a gain when the final transfer of shares with local government authorities was completed.

Under the equity method of accounting, losses in the venture are not recorded if the losses cause the carrying value to be negative and there is no requirement of the Company to contribute additional capital. As we are not required to contribute additional capital, we have not recognized losses in the venture, as this would cause the carrying value to be negative. Had we recognized our share of the losses related to the venture, we would have recognized losses of approximately $0.5 million and $1.5 million for the years ended June 30, 2018 and 2017, respectively, and $3.4 million from inception to date.

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

The Tianwo-SES Joint Venture is required to establish an Intellectual Property Committee, with two representatives from the Tianwo-SES Joint Venture and two from SES. This Committee shall review all improvements and protection measures and recommend actions to be taken by the Tianwo-SES Joint Venture in furtherance thereof. Notwithstanding this, each party is entitled to take actions on its own to protect intellectual property rights. As of June 30, 2018, that committee was yet to be formed.

Any breach of or default under the TUCA which is not cured on notice entitles the non-breaching party to terminate. The Tianwo-SES Joint Venture indemnifies us for misuse of our technology or infringement of our technology upon rights of any third party.

Synthesis Energy Systems (Zao Zhuang) New Gas Company Ltd.

In July 2006, we entered into a cooperative joint venture contract with Shandong Hai Hua Xuecheng Energy Co. Ltd. (“Xuecheng Energy”) which established Synthesis Energy Systems (Zao Zhuang) New Gas Company Ltd., (“the ZZ Joint Venture”). The ZZ Joint Venture’s primary purpose was to develop, construct and operate a syngas production plant utilizing SGT in Zao Zhuang City, Shandong Province, China and producing and selling syngas and the various byproducts of the plant.

We initially owned 97.6% of the ZZ Joint Venture and Xuecheng Energy owned the remaining 2.4%. In June 2015, we entered into a Share Purchase and Investment Agreement, (the “SPA”), with Rui Feng Enterprises Limited (“Rui Feng”), whereby Rui Feng would acquire a controlling interest in Synthesis Energy Systems Investments Inc. (“SESI”), and a wholly owned subsidiary, which owns our interest in the ZZ Joint Venture.  Under the terms of the SPA, SESI originally agreed to sell an approximately 61% equity interest to Rui Feng in exchange for $10 million.  This amount was to be paid in four installments through December 2016, with the first installment of approximately $1.6 million paid on June 26, 2015. However, Rui Feng did not make any subsequent payments. This resulted in our majority ownership (approximately 88.1%) until we eventually restructured our ownership with Xuecheng Energy.

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

During the second quarter of fiscal 2017, we deconsolidated the ZZ Joint Venture and began accounting for our investment in ZZ Joint Venture under the cost method. The carrying value of our investment in the ZZ Joint Venture was zero at both June 30, 2018 and 2017.

Note 5 — Discontinued Operations

As discussed in Note 4, in August 2016, the Company reached a definitive agreement with Xuecheng Energy to reduce its ownership in the ZZ Joint Venture to approximately 9%. The definitive agreement took full effect in October 2016, when the government approved our transfer. The ZZ Joint Venture was deconsolidated during the quarter ended December 31, 2016.

The following table provides the results of operations from discontinued operation, the ZZ Joint Venture, for the year ended June 30, 2018, and 2017.

	Year Ended June 30,
Revenue:	2018	2017
Product sales and other –related parties	$—	$—
Technology licensing and related services	—	168

Total revenue from discontinued operations	$—	$168

Net income/(loss) attributable to SES Stockholders:
From discontinued operations	$—	$(380)
From Gain on deconsolidation	—	2,318

Total Net income/(loss) from discontinued operations:	$—	$1,938

The following table provides the major categories of cash flows from discontinued operations, our ZZ Joint Venture, for the years ended June 30, 2018 and 2017.

	Year Ended June 30,
	2018	2017
Cash flow from operating activities	$—	$—
Cash flow from investing activities	—	(16)
Cash flow from financing activities	—	—

There are no significant non-cash transactions related to discontinued operations for the year ended June 30, 2018 and 2017.

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

The net offering proceeds to the Company from the sale of the Debentures and warrants, after deducting the placement agent’s fee and associated costs and expenses, was approximately $7.4 million, not including the proceeds, if any, from the exercise of the warrants issued in this offering. As compensation for its services, we paid T.R. Winston & Company, LLC (the “Placement Agent”): (i) a cash fee of $0.56 million (representing an aggregate fee equal to 7% of the face amount of the Debentures); and (ii) a warrant to purchase 70,000 shares of common stock, 7% of the shares issued to the Purchasers (the “Placement Agent Warrants”). We also reimbursed certain expenses of the Placement Agent. The fair market value of the warrants was approximately $137,000 at the time of issuance and recorded as debt issuance cost. A total of approximately $1.0 million debt issuance cost was recorded as a result and is being amortized to interest expense over the term of the Debentures by using effective interest method beginning in October 2017.

The warrants and Placement Agent Warrants contain provisions providing for the adjustment of the purchase price and number of shares into which the securities are exercisable in the certain events. Also, under certain events, the Company shall, at the holder’s option, purchase the warrants from the holder by paying the holder an amount in cash based on a Black Scholes Option Pricing Model for remaining unexercised warrants. Under U.S. GAAP, this potential cash transaction requires the Company to record the fair market value of the warrants as a liability as opposed to equity. Management used a Monte Carlo Simulation method to value the warrants with Anti-Dilution Protection with the assistance of a third-party valuation expert. To execute the model and value the warrants, certain assumptions were needed as noted below:

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

The Company recorded $8.0 million as the face value of the debentures and a total of $1.9 million as discount of Debentures and $0.1 million as debt issuance cost for warrants issued to investors and placement agent, which will be amortized to interest expense over the term of the debenture beginning October 2017, this resulted in a charge to interest expense of $0.3 million for the year ended June 30, 2018.

The effective annual interest rate of the debentures is approximately 18% after considering this $1.9 million discount related to the Debentures.

The warrants and the Placement Agent Warrants are exercisable into shares of the Company’s common stock at any time at an exercise price of $4.00 per common share (subject to adjustment). The warrants and the Placement Agent Warrants will terminate five years after they become exercisable. The warrants and the Placement Agent Warrants contain provisions providing for the adjustment of the purchase price and number of shares into which the securities are exercisable in the certain events.

The Debentures are guaranteed by the U.S. subsidiaries of the Company, as well as the Company’s British Virgin Islands subsidiary, pursuant to a Subsidiary Guarantee, in favor of the holders of the Debentures by the subsidiary guarantors, party thereto, as well as any future subsidiaries which the Company forms or acquires. The Debentures are secured by a lien on substantially all of the assets of the Company and the subsidiary guarantors, other than their equity ownership interest in the Company’s foreign subsidiaries, pursuant to the terms of the Purchase Agreement among the Company, the subsidiary guarantors and the holders of the Debentures.

Note 7 — Derivative Liabilities

The warrants issued to the Debenture investors and the Placement Agent contain provisions providing for the adjustment of the purchase price and number of shares into which the securities are exercisable under certain events. Under certain events, the Company shall, at the holder’s option, purchase the warrants from the holder by paying the holder an amount in cash based on a Black Scholes Option Pricing Model for remaining unexercised warrants. ASC 815, which establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value. Management used a Monte Carlo Simulation method to value the warrants with Anti-Dilution Protection with the assistance of a third-party valuation expert to initially record the fair value of these derivatives. The third-party valuation expert also assisted management in valuing the derivatives as of December 31, 2017, March 31, 2018 and June 30, 2018 with the changes in the fair value reported as non-operating income or expense.

To execute the model and value the derivatives, certain assumptions were needed as noted below:

Assumptions	At Issuance October 24, 2017	Year Ending June 30, 2018
Warrant Issue Date:	October 24, 2017	October 24, 2017
Valuation Date:	October 24, 2017	June 30, 2018
Warrant Expiration Date:	October 31, 2022	October 31, 2022
Total Number of Warrants Issued:	1,070,000	1,070,000
Warrant Exercise Price (USD):	4.00	4.00
Next Capital Raise Date:(1)	October 31, 2018	June 30, 2019
Threshold Exercise Price Post Capital Raise:(2)	2.51	2.15
Spot Price (USD):	3.28	3.28
Expected Life (Years):	5.0	4.3
Volatility:	66.0%	65.0%
Volatility (Per-period Equivalent):	19.1%	18.8%
Risk Free Interest Rate:	2.04%	2.71%
Risk Free Rate (Per-period Equivalent):	0.17%	0.22%

Nominal Value (USD Mn):	4.3	4.3
No. of Shares on Conversion (Mn):	1.1	1.1
Contracted Conversion Ratio:	1:1	1:1

Fair Values (in thousands)
Fair Value without Anti-Dilution Protection:	$1,837	$1,704
Fair Value of Embedded Derivative:	253	260
Fair Value of the Warrants Issued:	$2,090	$1,964

Gain/(Loss) on Fair Value Adjustments to Derivative Liabilities	Not Applicable	126

(1)	Next Capital Raise Date was assumed to be within a year of the debt offering and each valuation date. This was assumed as the Company has registered some type of capital raise in every year for the past 3 years. The Company may not have executed the capital raise but did register.
(2)	Threshold Exercise Price Post Capital Raise is assumed to be the 52-week low closing price, not to be confused with the 52-week low of the stock price.

The change in the derivative liability was mostly due to the Company’s stock price movements. Other changes in assumptions are listed above, some change with the passage time, interest rate fluctuations and stock market volatility.

Note 8 — Risks and Uncertainties

As discussed in Note 1 – Business and Liquidity - (b) Liquidity, we currently have very limited financial and human resources to fully develop and execute on all of our business opportunities. We are seeking to strengthen our financial position through new strategic partnering opportunities and we consider a full range of financing options to create the most value for us which may include divestiture of assets such as our Yima Joint Venture, our Tianwo-SES Joint Venture and our technology. If we cannot raise required funds on acceptable terms, we may further reduce our expenses. We believe that with the strategies above, we can continue to operate for the next twelve months, assuming we can successfully transfer the funds currently in China to the U.S. Based on the historical negative cash flows that the Company has incurred, the continued limited cash inflows in the period subsequent to year end and the uncertain nature of the ability to transfer the cash that resides in China, there is substantial doubt about the Company’s ability to continue as a going concern.

Other than AFE and our Yima Joint Venture, all of our other development opportunities are in the early stages of development and/or contract negotiations.

We continue to evaluate the conditions of the Yima Joint Venture to monitor for any impairments in our investment. Yima had lower production levels in the fourth quarter reduced the annual production below expectations which resulted in a net increase in the working capital deficit and the debt level of the joint venture which caused the Company to evaluate its investment for impairment for the year-ended June 30, 2018. Our analysis of our investment in the Yima Joint Venture did result in a further impairment as of June 30, 2018.

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

Selling syngas, methanol, glycol and other commodities is highly regulated in many markets around the world, as will be projects in our business verticals. We believe these projects will be supported by the governmental agencies in the areas where the projects will operate because coal-based technologies, which are less burdensome on the environment, are generally encouraged by most governments. However, in China and other developing markets, the regulatory environment is often uncertain and can change quickly, often with contradictory regulations or policy guidelines being issued. In some cases, government officials have different interpretations of such regulations and policy guidelines and project approvals that are obtained could later be deemed to be inadequate. Furthermore, new policy guidelines or regulations could alter applicable requirements or require that additional levels of approvals be obtained. In addition, the European Union continues to promote clean energy and climate policies and encouraging a shift away from facilities powered by coal. The Chinese government also continues to encourage newer technologies that can cleanly process coal. Although we do not believe that China’s project approval requirements and slowing of approvals for new coal to methanol and DME projects will invalidate any of our existing permits, our future joint ventures will have to abide by these guidelines. If we or our customers and partners are unable to effectively complete the government approval process in China, Australia, Poland and other markets in which we intend to operate, our business prospects and operating results could be seriously harmed.

The Company is subject to concentration of credit risk with respect to our cash and cash equivalents, which it attempts to minimize by maintaining cash and cash equivalents with major high credit quality financial institutions. At times, the Company’s cash balances in a particular financial institution exceed limits that are insured by the U.S. Federal Deposit Insurance Corporation or equivalent agencies in foreign countries and jurisdictions such as Hong Kong. As of June 30, 2018, the Company had $7.1 million in cash and cash equivalents (of which $4.9 million is located in the United States).

Note 9 — Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	Estimated	June 30,
	useful lives	2018	2017
Furniture and fixtures	2 to 3 years	$243	$243
Leasehold improvements	Lease term	23	23
Computer hardware	3 years	336	336
Computer software	3 years	875	875
Office equipment	3 years	149	148
Motor vehicles	5 years	39	38
		1,665	1,663
Less: Accumulated depreciation		(1,655)	(1,639)
Net carrying value		$10	$24

Note 10 — Detail of Selected Balance Sheet Accounts

Accrued expenses and other payables consisted of the following (in thousands):

	June 30,
	2018	2017
Accounts payable — trade	$496	$455
Accrued payroll, vacation and bonuses	80	107
Technical consulting, engineering and design services	—	114
Deferred revenue	206	50
GTI royalty expenses due to GTI	250	250
Interest payable	220	—
Other	429	789
	$1,681	$1,765

Note 11 — Intangible Assets

GTI License Agreement

In November 2009, we entered into an Amended and Restated License Agreement, (the “GTI Agreement”), with the Gas Technology Institute, (“GTI”), replacing the Amended and Restated License Agreement between us and GTI dated August 31, 2006, as amended. Under the GTI Agreement, we maintain our exclusive worldwide right to license the U-GAS® technology for all types of coals and coal/biomass mixtures with coal content exceeding 60%, as well as the non-exclusive right to license the U-GAS® technology for 100% biomass and coal/biomass blends exceeding 40% biomass. We have the right to grant sublicenses, with the approval from GTI, for which we would then owe royalty payments to GTI based on an agreed upon rate schedule. Royalty payments to GTI consist of a minimum annual payment or variable rate payments per the rate schedules dependent upon license agreements, invested equity or carried interests, whichever is higher. The initial term of the contract was for 10 years with two 10-year extensions executable upon notice to GTI. In May 2016, we exercised the first of our 10-year extensions and now maintain the exclusive license through 2026.

Through 2026, we and GTI are restricted from disclosing any confidential information (as defined in the GTI Agreement) to any person other than employees of affiliates or contractors who are required to deal with such information, and such persons will be bound by the confidentiality provisions of the GTI Agreement. We have further indemnified GTI and its affiliates from any liability or loss resulting from unauthorized disclosure or use of any confidential information that we receive.

While the core of our technology is the U-GAS® system, we have continued to innovate and modify the process to a point where we maintain certain intellectual property rights over SGT. Since the original licensing in 2004, we have maintained a strong relationship with GTI and continue to benefit from the resources and collaborative work environment that GTI provides us.

The cost and accumulated amortization of intangible assets were as follows (in thousands):

	June 30, 2018			June 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Use rights of U-GAS®	$1,886	$1,886	$—	$1,886	$1,886	$—
Other intangible assets	1,149	111	1,038	1,072	88	984
Total	$3,035	$1,997	$1,038	$2,958	$1,974	$984

The use rights of U-GAS® have an amortization period of ten years. Amortization expense was zero for the year ended June 30, 2018 as it was fully amortized as of August 2016 and approximately $28,000 for the year ended June 30, 2017. Other intangible assets are primarily patents.

Note 12 — Income Taxes

For financial reporting purposes, net loss showing domestic and foreign sources was as follows (in thousands):

	Year Ended June 30,
	2018	2017
Domestic	$(5,174)	$(6,238)
Foreign	(4,560)	(22,242)
Net loss	$(9,734)	$(28,480)

Provision for income taxes

The effective income tax rate was 2.1% and 0.0% for the years ended June 30, 2018 and 2017 respectively. The following table reconciles the income tax benefit with income tax expense that would result from application of the statutory federal tax rate, 28% and 35% for the years ended June 30, 2018 and 2017, respectively, to loss before income tax expense (benefit) recorded (in thousands):

	June 30,
	2018	2017
Net loss before income tax	$(9,734)	$(28,480)
Computed tax benefit at statutory rate	(2,726)	(9,968)
Taxes in foreign jurisdictions with rates different than US	1,210	(810)
Impact of U.S. tax reform	11,633	—
Other	895	965
Deferred Tax Adjustments (1)	10,988
Valuation allowance	(22,129)	9,813
Income tax expense/(benefit)	$(129)	$—

(1)	Adjustments of $11.0 million relate primarily to prior years in connection with the (i) Yima Joint Venture investment impairment of $8.0 million due to the change to the Mauritius tax rate of 3%; (ii) provisions related to AFE and Tianwo-SES Joint Venture totaling $2.0 million; and (iii) Stock option forfeitures in the amount of $0.6 million. The impact of these changes on the prior year would have resulted in a similar change to the valuation allowance and therefore the net income tax expense/(benefit) recognized in the prior year would not have changed.

Deferred tax assets

Net deferred tax assets of continuing operations consisted of the following (in thousands):

	June 30,
	2018	2017
Deferred tax assets (liabilities):
Net operating loss carry forward	$10,594	$16,429
Warrant FMV Change	(26)	—
Depreciation and amortization	1	63
Stock-based expense	4,506	8,549
Investment in joint ventures	1,381	13,281
Accruals	129	255
AMT credit	—	138
Subtotal	16,585	38,715
Valuation allowance	(16,585)	(38,715)
Net deferred assets	$—	$—

At June 30, 2018, the Company had approximately $47.5 million of U.S. federal net operating loss (“NOL”) carry forwards, and $2.4 million of China NOL carry forwards. The China NOL carry forwards have expiration dates through 2023 and the U.S. NOL carry forwards begin expiring in 2029.

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

The Company and two of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Generally, the Company will inventory tax positions related to tax items for all years where the statute of limitations for the assessment of income taxes has not expired. The Company’s open tax years are from June 30, 2009 forward through and including June 30, 2017. Since these periods all have NOL carryforwards, the normal statute of limitations will technically not expire unless and until the NOLs expire or are utilized. As of June 30, 2018, the domestic and foreign tax authorities have not proposed any adjustments to the Company’s material tax positions. The Company establishes reserves for positions taken on tax matters which, although considered appropriate under the regulations, could potentially be successfully challenged by authorities during a tax audit or review. The Company did not have any liability for uncertain tax positions as of June 30, 2018 or 2017.

Note 13 — Net Loss Per Share Data

Historical net loss per share of common stock is computed using the weighted average number of shares of common stock outstanding. Basic loss per share excludes dilution and is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Stock options, warrants and unvested restricted stock are the only potential dilutive share equivalents the Company had outstanding for the periods presented. For the years ended June 30, 2018 and 2017, options and warrants to purchase common stock excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive as the Company incurred net losses during those periods. The total number of shares excluded from diluted earnings per share equivalents amounted to approximately 3.4 million for the year ended June 30, 2018 and 2.8 million for the year ended June 30, 2017.

Note 14 — Commitments and Contingencies

Litigation

The Company is currently not a party to any legal proceedings.

Operating leases

In October 2017, the Company extended its corporate office lease term for an additional 13 months ending January 31, 2019 with rental payments of approximately $18,000 per month (monthly rent changes depending on actual utility usage each month). Consolidated rental expense incurred under operating leases was $0.2 million for the year ended June 30, 2018 and $0.4 million for the year ended June 30, 2017.

Note 15 — Equity

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

Common Stock

In July 2015, the Company received proceeds of $1 million in connection with a warrant holder’s offer to amend and exercise his warrants. The warrant holder elected to exercise a total of 125,000 shares of his warrant with exercise price of $17.28 per share at a reduced exercise price of $8.00 per share, providing a total of $1 million in gross proceeds to the Company.

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

On November 10, 2017 and January 1, 2017, we issued 17,046 shares of common stock and 7,066 shares of common stock respectively to Market Development Consulting Group, Inc. (“MDC”), our investor relations advisor, pursuant to the term of the consulting agreement, as amended on October 28, 2016. The shares were fully vested and non-forfeitable at the time of issuance. The fair value of the common stock was $3.52 per share and $8.48 per share on the date of issuance respectively, and we recorded $60,000 of expense for both the years ended June 30, 2018 and 2017 related to issuance of these shares.

Stock-Based Awards

As of June 30, 2018, the Company has outstanding stock option and restricted stock awards granted under the Company’s 2015 Long Term Incentive Plan (the “2015 Incentive Plan”) and Amended and Restated 2005 Incentive Plan (the “2005 Incentive Plan”), under which the Company’s stockholders have authorized a total of 2,625,000 shares of common stock for awards under the 2015 and 2005 Incentive Plan. The 2005 Incentive Plan expired as of November 7, 2015 and no future awards will be made thereunder. As of June 30, 2018, there were approximately 342,808 shares authorized for future issuance pursuant to the 2015 Incentive Plan. Under the 2015 Incentive Plan, we may grant incentive and non-qualified stock options, stock appreciation rights, restricted stock units and other stock-based awards to officers, directors, employees and non-employees. Stock option awards generally vest ratably over a one to four-year period and expire ten years after the date of grant.

On April 1, 2017, the Company authorized the issuance of 13,236 shares of restricted stock under the 2015 Incentive Plan to ILL-Sino Development (“ILL-Sino”) according to the term of Amended and Restated Consulting Service Agreement dated April 1, 2014 between the Company and ILL-Sino. The fair value of the restricted stock was approximately $0.1 million based on the market value as of the date of the awards for the year ended June 30, 2017. There were no restricted shares issued to ILL-Sino for the year ended June 30, 2018.

Restricted stock activity during the two years ended June 30, 2018 and 2017 was as follows:

Restricted stock outstanding June 30, 2018

Unvested shares outstanding at June 30, 2016	34,387
Granted	36,729
Vested	(26,256)
Forfeited	(14,373)
Unvested shares outstanding at June 30, 2017	30,487
Granted	30,751
Vested	(51,401)
Forfeited	—
Unvested shares outstanding at June 30, 2018	9,837

Assumptions

The fair values for the stock options granted during the years ended June 30, 2018 and 2017 were estimated at the date of grant using a Black-Scholes-Morton option-pricing model with the following weighted-average assumptions.

	Year Ended June 30,
	2018	2017
Risk-free rate of return	2.60%	2.07%
Expected life of award (in years)	5.0	5.0
Expected dividend yield	0.00%	0.00%
Expected volatility of stock	86%	84%
Weighted-average grant date fair value	$2.34	$4.48

The expected volatility of stock assumption was derived by referring to changes in the historical volatility of the company. We used the “simplified” method for “plain vanilla” options to estimate the expected term of options granted during the years ended June 30, 2018 and 2017.

Stock option activity during the two years ended June 30, 2018 and 2017 were as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding at June 30, 2016	1,276,957	$8.26
Granted	218,942	6.70
Exercised	(23,000)	5.28
Cancelled/forfeited	(10,865)	11.36
Outstanding at June 30, 2017	1,462,034	8.05	5.5	$0.1
Granted	343,088	3.41
Exercised	—	—
Cancelled/forfeited	(84,390)	8.33
Outstanding at June 30, 2018	1,720,732	7.11	5.4	$0.02
Exercisable at June 30, 2018	1,552,147	7.48	4.9	$0.02

As discussed in Note 6, on October 24, 2017, in connection with the issuance of the Debentures, the Company issued warrants to purchase 1,000,000 shares of common stock at exercise price of $4.00 per share to the investors and issued to the Placement Agent, for the Debenture offering, warrants to purchase 70,000 shares of common stock at exercise price of $4.00 per share.

On each of November 1, 2017 and October 28, 2016, the Company issued a warrant to MDC to acquire 50,000 shares of the Company’s common stock each at an exercise price of $3.52 and $7.60 per share respectively according to the term of the consulting agreement, as amended on October 28, 2016, between the Company and MDC. The fair value of each warrant was estimated to be approximately $0.2 million and 0.3 million respectively.

The fair values of the warrants issued to MDC were estimated using a Black-Scholes-Morton option-pricing, and the following weighted-average assumptions for the years ended June 30, 2018 and 2017:

	Year Ended June 30,
	2018	2017
Risk-free rate of return	2.37%	1.86%
Expected life of award (in years)	10	10
Expected dividend yield	0.00%	0.00%
Expected volatility of stock	98%	99%
Weighted-average grant date fair value	$3.06	$6.80

Stock warrants activity during the two years ended June 30, 2018 and 2017 were as follows:

	Number of Stock Warrants	Weighted Average Exercise Price
Outstanding at June 30, 2016	1,239,355	$14.08
Granted	50,000	7.60
Exercised	—	—
Cancelled/forfeited	—	—
Outstanding at June 30, 2017	1,289,355	13.84
Granted	1,120,000	3.98
Exercised	—	—
Cancelled/forfeited	(733,334)	16.26
Outstanding at June 30, 2018	1,676,021	6.18
Exercisable at June 30, 2018	1,676,021	6.18

The Company recognizes the stock-based expense related to the Incentive Plans awards and warrants over the requisite service period. The following table presents stock- based expense attributable to stock option awards issued under the Incentive Plans and attributable to warrants and common stocks issued to consulting firms (in thousands):

	Year Ended June 30,
	2018	2017
Incentive Plans	$1,045	$1,187
Common Stock and Warrants	213	514
Total stock-based compensation expense	$1,258	$1,701

In May 2017, the Company granted stock options exercisable for 30,074 shares and issued 5,538 restricted shares to employees in connection with salary reduction agreements for a six months period from May to October 2017. The fair value of these options and restricted shares was approximately $132,000 and $36,000 at the date of grant. In January 2018, the Company granted additional stock options exercisable for 47,133 shares to employees in connection with salary reduction agreements for a six months period of January to June 2018. The fair value of these options was approximately $92,000 at the date of grant. These options and restricted shares vest ratably over the six-month service period.

As of June 30, 2018, approximately $0.2 million of estimated expense with respect to non-vested stock option and restricted shares awards have yet to be recognized and will be recognized in expense over the remaining weighted average period of approximately 7 months.

Note 16 – Segment Information

The Company’s reportable operating segments have been determined in accordance with its internal management reporting structure and include SES Foreign Operating, Technology Licensing and Related Services, and Corporate. The SES Foreign Operating reporting segment includes all of the assets, operations and related administrative costs for China and our equity positions and earnings related to our joint ventures including AFE, BFR, the Yima Joint Venture and the Tianwo-SES Joint Venture. The Technology Licensing and Related Services reporting segment includes all of our current operating activities related to our technology group. The Corporate reporting segment includes the executive and administrative expenses of the corporate office in Houston. The Company evaluates performance based upon several factors, of which a primary financial measure is segment operating income or loss.

The following table presents statements of operations data and assets by segment (in thousands):

	Year Ended June 30,
	2018	2017
Revenue:
SES Foreign Operating	$894	$—
Technology licensing and related services	613	151
Corporate	—	—
Total revenue	$1,507	$151

Depreciation and amortization:
SES Foreign Operating	$10	$10
Technology licensing and related services	—	—
Corporate	27	56
Total depreciation and amortization	$37	$66

Impairment loss:
SES Foreign Operating	3,500	17,700
Technology licensing and related services	—	—
Corporate	—	—
Total impairment loss	$3,500	$17,700

Operating loss:
SES Foreign Operating	(3,682)	$(19,339)
Technology licensing and related services	(1,138)	(2,273)
Corporate	(5,331)	(6,468)
Total operating loss	$(10,151)	$(28,080)

Equity in losses of joint ventures:
SES Foreign Operating	$715	$342
Technology licensing and related services	—	—
Corporate	—	—
Total equity in losses of joint ventures	$715	$342

	June 30, 2018	June 30, 2017
Assets:
SES Foreign Operating	$7,402	$8,123
Technology licensing and related services	984	929
Corporate	5,928	6,274
Total assets	$14,314	$15,326

Note 17 — Subsequent Events

On November 5, 2018, a default occurred related to the Purchase Agreement and the Debentures due to the Company failing to timely file this Annual Report on Form 10-K. If the default is not waived by the holders of the Debentures, the holders may have the option to accelerate the principal and interest outstanding and other mandatory charges on the Debentures.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Effective November 20, 2017, the Audit Committee of our Board of Directors approved the dismissal of BDO USA, LLP (“BDO”) as our independent registered public accounting firm, and engaged RSM US, LLP (“RSM”) as our independent registered public accounting firm for our fiscal year ended June 30, 2018 and related interim periods. The decision to engage RSM as our independent registered public accounting firm was approved by Audit Committee of our Board of Directors.

BDO’s audit reports on the consolidated financial statements of us and our subsidiaries as of June 30, 2017 and 2016 and for each of the years in the two-year period ended June 30, 2017 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

During the fiscal years ended June 30, 2017 and 2016 and the subsequent interim period through November 20, 2017, there were no disagreements with BDO on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of BDO, would have caused BDO to make reference to the subject matter of the disagreement(s) in connection with its reports.

During the year ended June 30, 2017, there was a “reportable event” as defined in Regulation S-K, Item 304(a)(1)(v). The Company reported the existence of a material weakness in our internal control over financial reporting relating to the preparation and review of the impairment evaluation of its cost method investments, as more fully described in Item 9A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2017, and its Quarterly Reports on Form 10-Q for the periods ended September 30, 2016, December 31, 2016 and March 31, 2017, and September 30, 2017. The Audit Committee of our Board of Directors, and our Board of Directors, discussed this material weakness with BDO and authorized BDO to respond fully to the inquiries of RSM concerning the material weakness.

During the fiscal years ended June 30, 2017 and 2016 and the subsequent interim period prior to the engagement of RSM, we did not consult with RSM regarding either (i) the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on our consolidated financial statements and neither a written report was provided to us or oral advice was provided that RSM concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue or (ii) any matter that was either the subject of a disagreement as defined in (a)(1)(iv) of Item 304 of Regulation S-K and the related instructions to Item 304 of Regulation S-K or a reportable event as that term is defined in (a)(1)(v) of Item 304 of Regulation S-K.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Accounting Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2018.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act.  We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of our internal control over financial reporting.  Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2018.  Because of its inherent limitations, internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collision or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with established policies or procedures may deteriorate.

Our management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) to perform its assessment. Based on this assessment, our management, including our Chief Executive Officer and our Chief Accounting Officer, concluded, that as of June 30, 2018, our internal controls over financial reporting were not effective as of June 30, 2018.

Material Weaknesses. We did not maintain effective internal controls over financial reporting. Specifically, we identified material weaknesses over management’s review controls over significant accounting estimates and review controls over accounting for non-routine and complex accounting transactions.

A material weakness was identified relating to the impairment evaluation of our cost method investments. We did not effectively operate controls over management’s review of the impairment assessment, including its review of certain elements related to the valuation of our cost basis investments. Additionally, management’s assessment identified an additional material weakness in management’s review controls over non-routine and complex accounting transactions that were caused by a lack of segregation of duties over these types of transactions.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2018 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors, Executive Officers and Significant Employees

The following table sets forth information concerning our directors, executive officers and significant employees as of June 30, 2018:

Name	Age	Position
Lorenzo Lamadrid (1) (2)	67	Chairman of the Board
Robert Rigdon	60	Vice Chairman of the Board
Denis Slavich (1) (2) (3)	78	Director
Harry Rubin (1) (2) (3)	65	Director
Ziwang Xu (3)	61	Director
Brown, Charles (2) (3)	59	Director
Anderson, Robert F.(1)(2)	61	Director
DeLome Fair	55	President, Chief Executive Officer and Director
David Hiscocks	54	Corporate Controller and Corporate Secretary
Wade Taber	43	Vice President of Engineering

(1)	Member of the Compensation Committee of the Board (the “Compensation Committee”).
(2)	Member of the Nominating and Corporate Governance Committee.
(3)	Member of the Audit Committee.

Directors

Lorenzo Lamadrid. Mr. Lamadrid has been the Chairman of the Board since April 2005. Since 2001, Mr. Lamadrid has been the Managing Director of Globe Development Group, LLC, a firm that specializes in the development of large scale energy, power generation, transportation and infrastructure projects in China and provides business advisory services and investments with a particular focus on China. Mr. Lamadrid was also a director of Flow International Corporation from 2006 until its sale in 2014. He previously served as President and Chief Executive Officer of Arthur D. Little, a management and consulting company, from 1999 to 2001, as President of Western Resources International, Inc. from 1996 through 1999 and as Managing Director of The Wing Group from 1993 through 1999. The Wing Group was a leading international electric power project-development company that was sold to Western Resources in 1999. Prior to that, he was with General Electric from 1984 to 1993 serving as corporate officer, Vice President and General Manager at GE Aerospace for Marketing and International Operations, and as General Manager of Strategic Planning and Business Development of GE’s International Sector. Prior to joining GE, Mr. Lamadrid was a senior Manager at the Boston Consulting Group where he worked from 1975 to 1984. Mr. Lamadrid’s experience in business development and management is a key attribute for us, and his background in overseas markets has provided him with valuable insights into our international focus.

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

Harry Rubin. Mr. Rubin has served as a director since August 2006. Mr. Rubin is currently Chairman of Henmead Enterprises, in which capacity he advises various companies regarding strategy, acquisitions and divestitures. He held board positions at a number of private and public companies such as the A&E Network, RCA/Columbia Pictures Home Video, the Genisco Technology Corporation and Image-Metrics Plc. He was a founding partner of the Boston Beer Company. In the 12 years prior to 2006, Mr. Rubin held various senior management roles in the computer software industry, including Senior Executive Vice President and Chief Operating Officer of Atari, and President of International Operations and Chief Financial Officer for GT Interactive Software. Mr. Rubin entered the computer software business in 1993 when he became Executive VP for GT Interactive Software as a start-up company, played a leadership role in GT’s progression as the company went public in 1995 and became one of the largest industry players. Prior to 1993, he held various senior financial and general management positions at RCA, GE and NBC. Through his various management roles, Mr. Rubin has developed an in-depth knowledge and experience in strategic development that is key to our growth.

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

Robert F. Anderson. Mr. Anderson has served as a director since March 2018. Mr. Anderson is a seasoned commercial executive with over 35 years of leading global sales teams for General Electric Corporation and Stewart & Stevenson. Most recently, he served as Vice President, General Electric Packaged Power Inc. and General Manager Fast Power Americas for General Electric from February 2014 to June 2017. Prior to that, he served as General Manager, Global Sales with strategic responsibilities for a worldwide products and services team for GE Aero Energy in their aeroderivative gas turbine product line. In 2010, GE Aero became part of GE Distributed Power and he added General Manager, North America to his responsibilities. Throughout his GE career, he held progressively responsible positions with assignments in Houston, Texas, west Texas and Venezuela. Mr. Anderson brings vast amount of commercial and leadership experience to our Board.

Education: He holds a BBA in International Business from the University of Texas and has a Diploma in Spanish Studies from the Universidad Complutense in Madrid, Spain.

Directorships in the past five years: None, other than our Board.

DeLome Fair. Ms. Fair has served as a director since February 2016. Ms. Fair is also our President and Chief Executive Officer, a position she has held since February 2016 and has also acted in the capacity of the Company’s principal financial officer since May 2017. Ms. Fair joined our executive team in December 2014, as Senior Vice President, Gasification Technology, and in March 2015 was additionally named President of SES Technologies, LLC. Ms. Fair has over 25 years of experience in gasification which spans leadership positions with GE Energy and Chevron/Texaco. Prior to joining us, Ms. Fair led GE Energy’s global team of 135 engineers in the U.S., India and China as General Manager, Gasification & Process Systems Technology. In that post, she was responsible for engineering to GE’s global gasification business, including business development support, execution of customer orders, new product development, services, and project management. Previously, Ms. Fair’s expertise in gasification and IGCC technology led to her appointment as GE’s Chief Consulting Engineer for gasification. Her career has also included serving as Product Line Leader, Licensing Manager, and Technology Manager for gasification in both GE and Chevron/Texaco.

Education: Ms. Fair received her M.S. and B.S. in Chemical Engineering from the University of Kansas.

Directorships in the past five years: None, other than our Board.

Executive Officers and Significant Employees

David Hiscocks. Mr. Hiscocks is our Corporate Controller and Corporate Secretary, a position he has held since May 2017. Prior to joining us, he served as Regional Controller-Eastern Hemisphere and Senior Manager of Finance & Administration-New Markets from 2012 to 2016 at Noble Corporation, a worldwide offshore drilling contractor. Prior to Noble, Mr. Hiscocks served in various accounting positions from 1993 to 2012 with Transocean, Inc., a worldwide drilling contractor, and its prior merged companies of GlobalSantaFe Corp. and Santa Fe International Corp. During his tenure there, Mr. Hiscocks served as Country Controller based in Malaysia, Vietnam, Canada, Angola and the various accounting positions in the corporate offices in Dallas and Houston, Texas. Mr. Hiscocks holds a B.A. in Accounting from the University of Northern Iowa. He is a certified public accountant in the State of Texas.

Wade Taber. Mr. Taber is our Vice President of Engineering, a position he has held since January 2016 and is responsible for all of our Engineering, Equipment Sourcing and Operations Support for the Company. From 2007 to 2015, Mr. Taber served as Senior Engineering Manager – Components/Technology Innovation for General Electric, where his accomplishments included more than a dozen patented and trade secret innovations in gasification technology. Mr. Taber received GE’s Corporate Engineering Award for his development and commercialization of GE’s Advanced Chromia Refractory, which doubled refractory life for solid feedstock gasification. His previous positions include Senior Application Engineer – Energy Systems/Gasification with Saint-Gobain Ceramics from 1998 to 2007, where he helped to grow Saint-Gobain’s refractories business by over $5 million in a three-year period. Mr. Taber holds a B.S. degree in Ceramic Engineering/Materials Science from the University of Illinois and has completed several advanced leadership programs at The Browne Centre - University of New Hampshire.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 5% of our equity securities, to file initial reports of ownership and reports of changes in ownership of our common stock with the SEC and to furnish us a copy of each filed report.

To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended June 30, 2018, our officers, directors and greater than 10% beneficial owners timely filed all required Section 16(a) reports.

Material Changes in Director Nominations Process

There have not been any material changes to the procedures by which shareholders may recommend nominees to our Board.

Audit Committee

During the year ended June 30, 2018, the members of the Audit Committee were Ziwang Xu, Harry Rubin, Charles Brown and Denis Slavich who serves as Chairman. The Board has determined that Denis Slavich is an audit committee financial expert under Item 407(d) of Regulation S-K of the SEC. All of the members of the Audit Committee were and are independent within the meaning of Rule 5605 of the NASDAQ Listing Rules. The Audit Committee operates under a written charter adopted by the Board which is available under “Corporate Governance” at the “Investor Center” section of our website at www.synthesisenergy.com. The Audit Committee met eight times during the year ended June 30, 2018.

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

Item 11. Executive Compensation.

Summary Compensation Table

The following table provides information concerning compensation paid or accrued during the fiscal years ended June 30, 2018 and 2017 to each person who served as our principal executive officer during the year ended June 30, 2018, and our principal financial officer, to whom we sometimes refer together as our “named executive officers.”

Name and Principal Position	Year	Salary	Bonus	Stock Awards (1)	Option Awards (1)	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
DeLome Fair	2018	$266,667	$—	$—	$57,500	$—	$—	$324,167
President and CEO (2)	2017	$333,333	$30,750	$—	$57,500	$—	$—	$421,583
(principal executive and principal financial officer)

Chris Raczkowsk	2018	$126,044	$—	$—	$—	$—	$—	$126,044
President – Asia (3)	2017	$54,667	$—	$—	$232,833	$—	$—	$287,500

David Hiscocks	2018	$138,000	$—	$—	$13,800	$—	$—	$151,800
Corporate Controller (principal	2017	$21,635	$—	$—	$23,589	$—	$—	$45,224
accounting officer)(4)

Scott Davis	2018	$—	$—	$—	$—	$—	$—	$—
Former Chief Accounting	2017	$171,554	$—	$1,386	$—	$—	$—	$172,940
Officer and principal financial officer(5)

Roger Ondreko	2018	$—	$—	$—	$—	$—	$—	$—
Former Chief Financial Officer	2017	$118,173	$—	$—	$—	$—	$60,000	$178,173
and principal financial officer (6)

________________________

(1)	The amounts in the “Stock Award” and “Option Awards” column reflect the aggregate grant date fair value of awards pursuant to our 2015 Long Term Incentive Plan (the “2015 Plan”) and Amended and Restated 2005 Incentive Plan, as amended (the “2005 Plan”), for the fiscal years ended June 30, 2018, 2017 and 2016, in accordance with ASC 718. Assumptions used in the calculation of these amounts are included in “Note 15—Equity” to our audited financial statements for the fiscal year ended June 30, 2018 included in our Annual Report on Form 10-K for the year ended June 30, 2018. However, as required, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.

(2)	In December 2014, DeLome Fair joined our executive team as Senior Vice President, Gasification Technology. In March 2015, Ms. Fair was additionally named President of SES Technologies, LLC, one of our wholly owned subsidiaries. In February 2016, Ms. Fair was named our President and Chief Executive Officer. In May 2017, Ms. Fair began serving as our principal financial officer. In May 2017, she also received an option award in lieu of $50,000 of base salary earned for the period from May 1, 2017 to October 31, 2017. In January 2018, she also received an option award in lieu of $50,000 of base salary earned for the period January 1, 2018 to June 30, 2018.

(3)	Chris Raczkowski joined the management team in December 2016 and received a signing option award of $168,000 in connection with commencing his service as President - Asia. In May 2017, he received an option award in lieu of $64,833 of base salary earned for the period May 1 through October 31, 2017. As of May 10, 2018, Mr. Raczkowski was no longer employed by us.

(4)	David Hiscocks was named Corporate Controller, Chief Accounting Officer and Corporate Secretary on May 9, 2017 and received an option award in connection with his employment letter. In January 2018, he received an option award in lieu of $12,000 of base salary earned for the period January 1, 2018 to June 30, 2018.

(5)	Scott Davis was hired as our Corporate Controller, Chief Accounting Officer and Corporate Secretary in May 2016. On October 14, 2016, Mr. Davis was appointed principal financial officer. Mr. Davis resigned effective May 22, 2017.

(6)	In May 2014, Roger Ondreko was hired as our Chief Accounting Officer, Controller and Corporate Secretary. Mr. Ondreko became our Chief Financial Officer effective August 22, 2014. On October 14, 2016, Mr. Ondreko announced his resignation effective November 4, 2016.

Compensation Summary

Compensation Philosophy and Objectives

Our philosophy in establishing executive compensation policies and practices is to align each element of compensation with our short-term and long-term strategic objectives, while providing competitive compensation that enables us to attract and retain top-quality executive talent

The primary objectives of our compensation policies and practices for our named executive officers for the fiscal years ended June 30, 2018 and June 30, 2017 are to:

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

The Compensation Committee determines the total compensation (including the nature and amount of each element of the compensation) of Ms. Fair, as our President and Chief Executive Officer. Ms. Fair plays a key role in determining executive compensation for the other officers. Ms. Fair attends the meetings of the Compensation Committee regarding executive compensation and discusses her recommendations with the Compensation Committee, including the evaluation of the performance of the other named executive officers in arriving at her recommendations, which are based on the direct evaluation of such executives by our President and Chief Executive Officer, after receiving input from the peers of such executives and others, if necessary. These recommendations are considered by the Compensation Committee, along with other relevant data, in determining the total compensation program for such executives.

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

Additional details regarding each element of our executive compensation program are as follows:

Base Salaries. The base salary range for the named executive officers was established by the Compensation Committee. Base salary is viewed as a less significant element of compensation than long-term equity, so the levels are less than those of peer companies. The Compensation Committee approves all increases in base salary for our named executive officers in advance. The Compensation Committee reviews salaries of executive officers at periodic intervals and awards increases, if appropriate. In assessing the amount and timing of salary adjustments, if any, the Compensation Committee considers changes in functions and responsibilities, if any, competitive salaries and peer comparisons, and relative employment positions. The Compensation Committee may also consider elements of individual performance in future salary adjustments, but to this point, has not done so. Base salaries for all named executive officers for the fiscal years ended June 30, 2017 and 2018, as applicable, are shown in the “Salary” column of the Summary Compensation Table above.

Cash Incentive Compensation. The named executive officers are each eligible for consideration for cash incentive compensation awards under the terms of their employment agreements as described under “—Employment Agreements” below, within the discretion of the Compensation Committee, which is common among the peer group noted above. The awards are intended to link cash incentive compensation to achievement of our short-term business objectives and stockholders’ interests as a whole and would be based on objective performance measures, thresholds and goals. As discussed below, for Ms. Fair in 2017, the Compensation Committee established certain objective measures, including financial objectives (30% of bonus target), operational objectives (55% of bonus target) and stock price and investor relation objectives (15% of bonus target). The Compensation Committee has not established objective targets for any other named executive officer.

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

The 2015 Plan is maintained with the objectives of: (i) attracting and retaining selected key employees, consultants and outside directors; (ii) encouraging their commitment; (iii) motivating superior performance; (iv) facilitating attainment of ownership interests in us; (v) aligning personal interests with those of our stockholders; and (vi) enabling grantees to share in our long-term growth and success.

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

Employment Agreements

On February 15, 2016, we entered into an Amended and Restated Employment Agreement with Ms. Fair, which replaced her employment agreement dated December 8, 2015. She is entitled to receive an annual base salary of up to $350,000 and a bonus targeted to $150,000 payable within two and a half months after a given year based on achievement of certain annual performance goals and objectives approved by the Compensation Committee. For 2017, these goals included: (i) financial objectives (30% of bonus target), which related to primarily to cash flow and cash usage; (ii) operational objectives (55% of bonus target), which related primarily to delivery of project orders, new business platforms and restructuring joint venture relationships; and (iii) stock price and investor relation objectives (15% of bonus target), which related primarily to analyst and media coverage. As part of the agreement Ms. Fair received stock options to acquire 37,500 shares of our common stock vesting over four years in 25% increments on each anniversary date of the agreement. Ms. Fair is also eligible to receive additional share-based compensation awards at the sole discretion of the Compensation Committee. The employment agreement prohibits Ms. Fair from competing with us during her employment and for a period of twenty-four months thereafter and is also prohibited from soliciting our employees for a period of twenty-four months after the termination of her employment. Ms. Fair is also subject to confidentiality and non-disparagement obligations. Payments under the agreement to Ms. Fair in connection with her termination or a “change of control” are described below under “–Potential Payments Upon Termination or Change of Control.”

Effective May 9, 2017, we entered into an employment letter with David Hiscocks, our Corporate Controller and Corporate Secretary. Mr. Hiscocks’ employment is at-will and is terminable by either us or Mr. Hiscocks at any time with or without advanced notice. Mr. Hiscocks is entitled to receive annual base compensation of $150,000. Mr. Hiscocks is also eligible for discretionary bonuses from time to time in the Company’s sole discretion and based on achievement of individual and Company objectives. Mr. Hiscocks’ base compensation is subject to increase in the discretion of the Compensation Committee. The letter prohibits Mr. Hiscocks from competing with us during his employment and for a period of six months thereafter and is also prohibited from soliciting our employees for a period of six months after termination of his employment. Mr. Hiscocks received a grant of nonstatutory stock options to acquire shares of the Company’s common stock with an aggregate value of $30,000 under the Plan, vesting as to 25% on each anniversary of the date of the agreement. Mr. Hiscocks is also eligible to receive additional share-based compensation awards at the sole discretion of the Compensation Committee.

Potential Payments upon Termination or Change of Control

Pursuant to the terms of Ms. Fair’s employment agreement, upon a termination without cause (as defined in the employment agreement) or a voluntary termination for good reason (as defined in the employment agreement), and provided that she executes a release, Ms. Fair is entitled to receive: (i) a severance payment of up to twelve months of base salary, (ii) continued health benefits through the earlier of (a) twelve months after her termination or (b) until she is eligible to participate in the health insurance plan of another employer (provided such benefits are substantially similar to what Ms. Fair received from us) and (iii) payment of any other salary or bonus that she would have been otherwise entitled to receive under the employment agreement as of the date of the termination. In addition, all unvested options shall automatically vest as of the termination date. If the employment agreement is terminated for any reason (other than by Ms. Fair without good reason or by us for cause) within sixty days of a change of control (as defined in the employment agreement), Ms. Fair is entitled to receive the same severance and benefits as she would receive if she was terminated without cause by us.

Upon a voluntary termination without good reason, termination for cause, death or disability, Ms. Fair would not be entitled to receive benefits from us except that in the case of the death or disability of Ms. Fair, all unvested options shall automatically vest as of the termination date.

The following tables further describe the potential payments upon termination or a change in control for Ms. Fair. Because (i) Mr. Davis resigned effective May 22, 2017, (ii) Mr. Hiscocks’ employment letter does not include provisions for payments in connection with a termination or change of control, (iii) Mr. Ondreko resigned effective November 4, 2016, and (iv) Mr. Raczkowski’s employment with us ceased as of May 10, 2018, we do not present information on potential payments for any of them.

DeLome Fair

Chief Executive Officer and President

Executive Benefits and Payments Upon Termination (1)	Voluntary Termination ($)	Voluntary Termination for Good Reason ($)	For Cause Termination ($)	Involuntary Not for Cause Termination ($)	Death or Disability ($)	After a Change in Control (2) ($)
Compensation
Severance (3)	$—	$350,000	$—	$350,000	$—	$350,000
Performance bonus (4)	—	—	—	—	—	—
Stock Options (Unvested and Accelerated) (5)	—	—	—	—	—	—

Benefits and Perquisites
Health and Welfare Benefits Continuation (6)	—	30,526	—	30,526	—	30,526
Tax Gross-up	—	—	—	—	—	—
Total	$—	$380,526	—	$380,526	—	$380,526

_______________________

(1)	For purposes of this analysis, we assumed that the effective date of termination is June 30, 2018 and that Ms. Fair’s base salary is equal to $350,000.

(2)	“After a Change in Control” means a termination for any reason (other than by us for cause) within 60 days of a change in control.

(3)	Under “Voluntary Termination for Good Reason,” “Involuntary Not for Cause Termination” and “After a Change in Control,” severance under Ms. Fair’s agreement is one year of base salary as in effect at the time of termination unless sooner hired by another employer.

(4)	We have also assumed no performance bonus as no performance objectives had been set forth for fiscal year 2018 and therefore any bonus would be in the discretion of the Compensation Committee.

(5)	Pursuant to the terms of Ms. Fair’s employment agreement, under “Voluntary Termination for Good Reason,” “Involuntary Not for Cause Termination” or “After a Change in Control”, the vesting of all outstanding stock options will be accelerated and all stock options shall be 100% vested on the date of termination of employment or on the effective date of the “change in control,” as applicable.

(6)	Health and Welfare Benefits Continuation is calculated as 12 months of reimbursement of COBRA premiums under “Involuntary Not for Cause Termination,” “Voluntary Termination for Good Reason” and “After a Change in Control.” Such benefits payable will cease prior to the end of 12 months if the executive is eligible to participate in the health insurance plan of another employer, provided that such benefits are substantially similar to what was received from us.

Outstanding Equity Awards for Year Ended June 30, 2018

The following table shows the number of shares covered by exercisable and unexercisable options held by our named executive officers on June 30, 2018. Each of the awards in the table was made under the 2015 Plan and 2005 Plan.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
((a)	(b)	(c)	(d)	(e)	(f)		(g)	(h)	(i)	(j)
DeLome Fair	25,000	—	—	7.36	01/06/25	(1)	—	—	—	—
	2,343	782	—	6.08	03/09/25	(2)	—	—	—	—
	28,125	9,375	—	5.44	02/15/26	(3)	—	—	—	—
	13,095	—	—	6.56	05/01/27	(4)	—	—	—	—
	29,458	—	—	2.86	01/01/28	(5)	—	—	—	—

Chris Raczkowski	16,979	—	—	6.56	11/11/18	(6)	—	—	—	—

David Hiscocks	1,399	4,198	—	7.36	05/09/27	(7)	—	—	—	—
	7,070	—	—	2.86	01/01/28	(8)	—	—	—	—

Roger Ondreko (9)	—	—	—	—	—		—	—	—	—

Scott Davis (10)	—	—	—	—	—		—	—	—	—

____________________

(1)	On January 6, 2015, Ms. Fair received an option exercisable for 25,000 shares of common stock at an exercise price of $7.36. The option vests in four equal installments, with the first installment vesting on the date of grant and then vesting yearly thereafter on each of January 6, 2016, 2017, and 2018.

(2)	On March 9, 2015, Ms. Fair received an option exercisable for 3,125 shares of common stock at an exercise price of $6.08. The option vests in four equal installments on each of March 9, 2016, 2017, 2018, and 2019.

(3)	On February 15, 2016, Ms. Fair received an option exercisable for 37,500 shares of common stock at an exercise price of $5.44. The option vests in four equal installments, with the first installment vesting on the date of grant and then vesting yearly thereafter on each of February 15, 2017, 2018, and 2019.

(4)	On May 1, 2017, Ms. Fair received an option exercisable for 13,095 shares of common stock at an exercise price of $6.56. The option vests monthly in lieu of $50,000 of Ms. Fair’s base salary earned for the period from May 1, 2017 to October 31, 2017.

(5)	On January 1, 2018, Ms. Fair received an option exercisable for 29,458 shares of common stock at an exercise price of $2.86. The option vests monthly in lieu of $50,000 of Ms. Fair’s base salary earned for the period from January 1, 2018 to June 30, 2018.

(6)	On May 1, 2017, Mr. Raczkowski received an option exercisable for 16,979 shares of common stock at an exercise price of $6.56. The option vests monthly in lieu of $64,833 of Mr. Raczkowski’s base salary earned for the period from May 1, 2017 to October 31, 2017. In connection with Mr. Raczkowski’s departure, this option will expire on November 11, 2018.

(7)	On May 9, 2017, Mr. Hiscocks received an option exercisable for 5,597 shares of common stock at an exercise price of $7.36. The option vests in four equal installments on each May 9, 2018, 2019, 2020, and 2021.

(8)	On January 1, 2018, Mr. Hiscocks received an option exercisable for 7,070 shares of common stock at an exercise price of $2.86. The option vests monthly in lieu of $12,000 of Mr. Hiscocks’s base salary earned for the period from January 1, 2018 to June 30, 2018.

(9)	Mr. Ondreko terminated his employment with us effective November 4, 2016. As of June 30, 2018, Mr. Ondreko had no outstanding stock options or unvested restricted stock units.

(10)	Mr. Davis terminated his employment with us effective May 22, 2017. As of June 30, 2018, Mr. Davis had no outstanding stock options or unvested restricted stock units.

Director Compensation

In March 2018, the Board approved compensation for calendar year 2018 for our directors. Non-executive directors who served as chair of a Board committee received an annual grant of stock options with an aggregate value of $110,000 and all other non-executive directors received an annual grant of stock options with an aggregate value of $100,000, in each case based on a fair market valuation and the exercise price in the grant, while non-independent, executive directors received no compensation for their service on the Board. The options vest as to 25% of the shares on each of March 31, June 30, September 30 and December 31 of 2018. The exercise price was determined based on the closing price on the date of the grant. Mr. Lamadrid also was awarded $60,000 for compensation as the Chairman of the Board with the cash compensation will be paid quarterly beginning with the quarter ended March 31, 2018.

The following table summarizes the annual compensation for our non-employee directors during the year ended June 30, 2018:

Name (a)	Fees Earned or Paid in Cash (b)	Stock Awards (1) (c)	Option Awards (1) (2) (d)	Non-Equity Incentive Plan Compensation (e)	Nonqualified Deferred Compensation Earnings (f)	All Other Compensation (g)		Total (h)
Lorenzo Lamadrid	$60,000	—	$110,000	—	—	$60,000	(3)	$230,000
Robert Rigdon	$—	—	$100,000	—	—	$152,500	(3)	$252,500
Denis Slavich	$—	—	$110,000	—	—	—		$110,000
Harry Rubin	$—	—	$110,000	—	—	$3,000	(3)	$113,000
Ziwang Xu	$—	—	$100,000	—	—	—		$100,000
Charles Brown	$—	—	$100,000	—	—	—		$100,000
Robert Anderson	$—	—	$81,944	—	—	$9,000	(3)	$90,944

____________________________

(1)	The amounts in the “Stock Awards” and “Option Awards” column reflect the aggregate grant date fair value for the fiscal year ended June 30, 2018, in accordance with ASC 718. Assumptions used in the calculation of these amounts are included in “Note 13—Equity” to our audited financial statements for the fiscal year ended June 30, 2018 included in our Annual Report on Form 10-K for the year then ended. However, as required, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.

(2)	As of June 30, 2018, Messrs. Lamadrid, Rigdon, Slavich, Rubin, Xu, Brown and Anderson had outstanding options exercisable for a total of 178,899, 181,313, 191,399, 188,274, 141,917, 97,495 and 13,284 shares of common stock, respectively.

(3)	Represents compensation paid to Messrs. Lamadrid, Rubin, Anderson and Rigdon as pursuant to consulting agreements described below.

Mr. Lamadrid has a consulting agreement with us for his service to us. The agreement was initially for a four-year term effective August 1, 2006 and was extended for an additional three years in August 2010. In April 2014, the agreement was extended through December 2014 and then to be automatically renewed for successive one-year terms on each anniversary unless written notice of non-renewal is delivered by us at least 30 days before the end of the term.

Mr. Rigdon has a consulting agreement with us for his service to us. The agreement is for a one-year term effective February 15, 2016. As part of this agreement, Mr. Rigdon receives a monthly consulting fee of $15,000 per month for the first six months of the term and $10,000 per month for the last six months of his term. In October 2016, his agreement was modified to compensate Mr. Rigdon $15,000 per month for the remainder of his agreement. On February 15, 2017, the agreement was automatically extended for an additional one-year term, and the compensation was increased to $15,000 per month until June 15, 2017, at which point it will revert to $10,000 per month. In December 2017, his agreement was amended to compensate Mr. Rigdon $15,000 per month for the remainder of his agreement. The agreement also includes an automatic renewal clause with a 60-day notice period related to termination.

Mr. Anderson has a consulting agreement with us for his service to us. The agreement is for a three-month term effective March 19, 2018. As part of this agreement, Mr. Anderson receives a monthly consulting fee of $3,000 per month. The agreement was extended for another three-month period. The agreement was amended and restated effective on September 1, 2018 to change the term to a month to month agreement and includes a 10-day written notice period related to termination for both parties.

Mr. Rubin, through Henmead Enterprises, Inc. (HEI), has a consulting agreement with us for his service to us. The agreement is for a three-month term effective June 1, 2018. As part of this agreement, HEI receives a monthly consulting fee of $3,000 per month. The agreement was amended and restated effective on September 1, 2018 to change the term to a month to month agreement and includes a 10-day written notice period related to termination for both parties.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the beneficial ownership of our common stock as of September 30, 2018, by:

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

	Numbers of Shares of
	Common Stock Beneficially	% of Common Stock
Name and Address of Beneficial Owner	Owned	Outstanding (1)

Paulson & Co., Inc. (2)
1251 Avenue of the Americas
New York City, New York 10020	1,375,000	12.5%
Credit Suisse (3)
Uetlibergstrasse 231
Zurich, Switzerland V8 8070	877,508	8.0%
Hongye International Investment Group Co., Ltd. (4)
Haibowan District
Wuhai City
Inner Mongolia Autonomous Region Area
People’s Republic of China	771,887	7.0%
Andrew M. Lessman (5)
430 Parkson Road
Henderson, Nevada 89015	574,958	5.2%

Lorenzo Lamadrid (6)	719,515	6.3%
Robert Rigdon (7)	210,706	1.9%
Harry Rubin (8)	214,290	1.9%
Denis Slavich (9)	211,165	1.9%
Xu, Ziwang (10)	169,394	1.5%
Charles Brown (11)	107,888	1.0%
Robert Anderson (12)	36,174	*
DeLome Fair (13)	98,021	*
David Hiscocks (14)	8,469	*

Executive Officers and Directors as a group (9 persons)	1,775,622	14.4%

*	Less than 1%

(1)	Based on 11,022,283 shares outstanding as of September 30, 2018.

(2)	Based on a Schedule 13G filed by Paulson & Co. Inc. on February 14, 2018. Paulson & Co. Inc. (“Paulson”), an investment advisor that is registered under the Investment Advisors Act of 1940, and its affiliates furnish investment advice to and manage onshore and offshore investment funds and separate managed accounts (such investment funds and accounts, the “Funds”). In its role as investment advisor, or manager, Paulson possesses voting and/or investment power over the securities described in the schedule that are owned by the Funds. All securities reported in the schedule are owned by the Funds. Paulson disclaims beneficial ownership of such securities. Includes 125,000 shares of common stock issuable upon the exercise of currently exercisable warrants.

(3)	Based on a Schedule 13G/A filed by Credit Suisse AG on February 14, 2018. Credit Suisse AG (“Credit Suisse”), an investment advisor that is registered under the Investment Advisors Act of 1940, and its affiliates furnish investment advice to and manage onshore and offshore investment funds and separate managed accounts (such investment funds and accounts, the “Funds”). In its role as investment advisor, or manager, Credit Suisse possesses voting and/or investment power over the securities described in the schedule that are owned by the Funds. All securities reported in the schedule are owned by the Funds. Credit Suisse disclaims beneficial ownership of such securities.

(4)	Mr. Gao, Feng is the Chairman and President of Hongye and has sole voting and disposition control over these shares.

(5)	Based on a Schedule 13G filed by Mr. Lessman on August 18, 2015. As of the date of such filing, Mr. Lessman may be deemed the beneficial owner of 574,958 shares. This amount excludes 173,612 shares underlying warrants held by Mr. Lessman, which are subject to a blocker that restricts their exercise to the extent that the acquisition of the underlying shares would result in Mr. Lessman owning more than 4.99% of shares outstanding, unless 61 days advance notice is provided to us.

(6)	Includes 315,331 shares of common stock issuable upon the exercise of options and warrants which are currently exercisable or exercisable within 60 days.

(7)	Includes 204,206 shares of common stock issuable upon the exercise of options and warrants which are currently exercisable or exercisable within 60 days.

(8)	Includes 199,706 shares of common stock issuable upon the exercise of options which are currently exercisable or exercisable within 60 days.

(9)	Includes 202,831 shares of common stock issuable upon the exercise of options which are currently exercisable or exercisable within 60 days.

(10)	Includes 164,810 shares of common stock issuable upon the exercise of options and warrants which are currently exercisable or exercisable within 60 days.

(11)	Includes 107,888 shares of common stock issuable upon the exercise of options which are currently exercisable or exercisable within 60 days.

(12)	Includes 23,674 shares of common stock issuable upon the exercise of options which are currently exercisable or exercisable within 60 days.

(13)	Includes 98,021 shares of common stock issuable upon the exercise of options which are currently exercisable or exercisable within 60 days.

(14)	Includes 8,469 shares of common stock issuable upon the exercise of options which are currently exercisable or exercisable within 60 days.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth information regarding our existing equity compensation plans as of June 30, 2018.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	1,730,569	(2)	$7.07	342,808
Equity compensation plans not approved by security holders	606,021	(3)	$10.03	—
Total as of June 30, 2018	2,336,590		$7.84	342,808

_________________

(1)	Consists of the 2015 Plan and the 2005 Plan.

(2)	Of the total 2,625,000 shares under the 2015 Plan and the 2005 Plan, options to acquire 1,720,732 shares of commons stock and 9,837 shares of unvested restricted stock were outstanding at June 30, 2018.

(3)	As of June 30, 2018, warrants to acquire up to 606,021 shares of our common stock were outstanding to third-party companies working with the company in different capacities (Market Development Consulting Group, Inc. and ILL-Sino Development).

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Party Transactions

Lorenzo Lamadrid, the Chairman of the Board, Robert Rigdon, the Vice Chairman of the Board and our former President and Chief Executive Officer, Robert Anderson and Harry Rubin, each have a consulting agreement with us, as disclosed under “Executive and Director Compensation—Director Compensation.”

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

The Board has determined that the following members are independent within the meaning of Rule 5605 of the NASDAQ Listing Rules: Lorenzo Lamadrid, Denis Slavich, Harry Rubin, Xu Ziwang, Charles Brown and Robert Anderson.

Item 14. Principal Accounting Fees and Services.

Independent Registered Public Accountant Fees

In the years ended June 30, 2018 RSM US, LLP provided services in the following categories and amounts:

June 30, 2018
Audit Fees - RSM	$250,625

Audit-Related Fees - RSM (1)	—

Tax Fees	40,000
All Other Fees	—
Total	$290,625

(1)	The Audit Committee pre-approved 100% of the services rendered in connection with the Audit-Related Fees for the fiscal year ended June 30, 2018.

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

Item 15. Exhibits and Financial Statement Schedules

1.	Financial Statements. Reference is made to the Index to Consolidated Financial Statements at Item 7 of this Annual Report on Form 10-K.

2.	Financial Statement Schedules. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes to the financial statements.

3.	Exhibits.

Number	Description of Exhibits
3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on January 31, 2007).
3.2	Certificate of Amendment to the Certificate of Incorporation of the Company dated effective December 16, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 17, 2009).
3.3	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on March 30, 2007).
3.4	Certificate of Amendment to the Company’s Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 1, 2015).
4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on January 31, 2007).
4.2	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 25, 2014).
10.1	Cooperative Joint Venture Contract of SES (Zao Zhuang) New Gas Company Ltd. between Shandong Hai Hua Coal & Chemical Company Ltd. and Synthesis Energy Systems Investments, Inc. dated July 6, 2006 — English translation from original Chinese document (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on January 31, 2007).
10.2	Amendment to Cooperative Joint Venture Contract of SES (Zao Zhuang) New Gas Company Ltd. between Shandong Hai Hua Coal & Chemical Company Ltd. and Synthesis Energy Systems Investments, Inc. dated November 8, 2006 — English translation from original Chinese document (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on January 31, 2007).
10.3+	Consulting Agreement between the Company and Lorenzo Lamadrid dated May 30, 2006 (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on January 31, 2007).
10.4+	Amended and Restated 2005 Incentive Plan (incorporated by reference to Exhibit 10.13 to Amendment No. 3 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on May 1, 2007).
10.5	Fixed Assets Loan Contract between Synthesis Energy Systems (Zao Zhuang) New Gas Company Ltd. and Industrial and Commercial Bank of China dated March 27, 2007 — English translation from original Chinese document (incorporated by reference to Exhibit 10.16 to Amendment No. 2 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on March 30, 2007).
10.6	Second Amendment to Cooperative Joint Venture Contract of SES (Zao Zhuang) New Gas Company Ltd., between Shandong Hai Hua Coal & Chemical Company Ltd. and Synthesis Energy Systems Investments, Inc., dated February 12, 2007 — English translation from original Chinese document (incorporated by reference to Exhibit 10.6 to Amendment No. 3 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on May 1, 2007).
10.7	Co-Operative Joint Venture Contract of SES — GCL (Inner Mongolia) Coal Chemical Co., Ltd. between Inner Mongolia Golden Concord (Xilinhot) Energy Investment Co., Ltd. and Synthesis Energy Systems Investments, Inc. dated May 25, 2007 — English translation from original Chinese document (incorporated by reference to Exhibit 10.21 to Amendment No. 5 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on June 6, 2007).
10.8	Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2007).
10.9	Lease Agreement between Synthesis Energy Systems, Inc. and AVPF Riverway Ltd. dated January 14, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 31, 2008).
10.10+	First Amendment to the Amended and Restated 2005 Incentive Plan (incorporated by reference to Annex B to the Company’s Proxy Statement on Schedule 14A filed on November 15, 2007).
10.11	Form of Non-Statutory Stock Option Agreement (incorporated by reference herein to Exhibit 10.8 to the Company’s Current Report on Form 8-K dated April 2, 2009).
10.12	Form of Equity Joint Venture Contract between Yima Coal Industry (Group) Co., Ltd. and Synthesis Energy Investment Holdings, Inc. dated August 27, 2009 — English translation from original Chinese document. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 2, 2009).

10.13**	Amended and Restated License Agreement by and between the Company and the Gas Technology Institute dated November 5, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 12, 2009).
10.14+	Letter Agreement between the Company and Lorenzo Lamadrid dated August 15, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 17, 2010).
10.15+	Consulting Agreement between the Company and Robert Rigdon dated effective February 15, 2016 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 11, 2016).
10.16+	Amended and Restated Employment Agreement between the Company and DeLome Fair dated effective February 15, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 11, 2016).
10.17	Share Purchase Agreement dated June 18, 2012 among Synthesis Energy Systems, Inc. and Hongye International Investment Group Co., Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 19, 2012).
10.18	Share Purchase Agreement dated June 18, 2012 among Synthesis Energy Systems, Inc. and Shanghai Zhongmo Investment Management Co., Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 19, 2012).
10.19	Second Amendment to the Amended and Restated 2005 Incentive Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed on October 26, 2012).
10.20**	Cooperation Agreement among SES (Zao Zhuang) New Gas Co., Ltd., Shandong Weijiao Group Xuecheng Energy Co., Ltd. and Shandong Xuejiao Chemical Co., Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 26, 2013).
10.21	Loan Agreement between Synthesis Energy Systems (Zao Zhuang) New Gas Co., Ltd and Zao Zhuang Bank dated September 10, 2013 — English translation from original Chinese document (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2013).
10.22	Management Consulting Agreement between the Company and Market Development Consulting Group, Inc. dated November 1, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 5, 2013).
10.23	Joint Venture Contract between Zhangjiagang Chemical Machinery Co., Ltd. and SES Asia Technologies, Ltd., dated February 14, 2014 – English translation from Chinese document (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 14, 2014). **
10.24	Technology Usage and Contribution Agreement among SES-ZCM Clean Energy Technologies Limited, Zhangjiagang Chemical Machinery Co., Ltd. and SES Asia Technologies, Ltd., dated February 14, 2014 – English translation from Chinese document (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 14, 2014). **
10.25	Credit Agreement between Zaozhuang Bank and Synthesis Energy Systems (Zaozhuang) New Gas Co., Ltd. dated October 2, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2014).
10.26	Working Capital Loan Contract between Zaozhuang Bank and Synthesis Energy Systems (Zaozhuang) New Gas Co., Ltd. dated October 2, 2014 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2014).
10.27+	Form of Restricted Stock Incentive Agreement for Employees (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2014).
10.28+	Form of Restricted Stock Incentive Agreement for Directors (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2014).
10.29	Non-statutory Stock Option Agreement dated March 9, 2015 between Robert Rigdon and the Company (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2015).
10.30	Share Purchase and Investment Agreement between SES BVI and Rui Feng Enterprises Limited dated June 14, 2015 (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2015).
10.31	Operation and Management Agreement between ZZ Joint Venture and Shandong Saikong Automatic Equipment Company Ltd. dated June 13, 2015 (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2015).
10.32	Working Capital Loan Contract between Zaozhuang Bank and Synthesis Energy Systems (Zaozhuang) New Gas Co., Ltd. dated September 22, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 28, 2015).
10.33	Loan Extension Agreement among Zaozhuang Bank Co., Ltd., Synthesis Energy Systems (ZaoZhuang) New Gas Company, Ltd., Shandong Weijiao Group Xuecheng Energy Co., Ltd. and Synthesis Energy Systems (ZaoZhuang) New Gas Company, Ltd. dated September 22, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 28, 2015).
10.34	Credit Agreement between Zaozhuang Bank and Synthesis Energy Systems (Zaozhuang) New Gas Co., Ltd. dated November 13, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 17, 2015).
10.35+	2015 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Schedule 8-K filed on November 20, 2015).

10.36+	Form of Non-Qualified Stock Option Agreement under 2015 Long Term Incentive Plan (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8, File No. 208146, filed with the Commission on November 20, 2015).
10.37+	Form of Restricted Stock Award Agreement under 2015 Long Term Incentive Plan (incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8, File No. 208146, filed with the Commission on November 20, 2015).
10.38	At The Market Offering Agreement dated May 13, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 13, 2016).
10.39	Share Purchase and Investment Agreement between Synthesis Energy Systems Investments, Inc. and Shandong Weijiao Group Xuecheng Energy Co., Ltd., dated August 15, 2016 – English translation from Chinese document (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 19, 2016).
10.40+	Amendment to Consulting Agreement between the Company and Robert Rigdon dated October 2, 2016 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 5, 2016).
10.41+	Amendment to Employment Letter between the Company and Scott Davis dated October 14, 2016 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 19, 2016).
10.42+	Consulting Agreement between the Company and Roger Ondreko dated October 14, 2016 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 19, 2016).
10.43+	Employment Letter between the Company and Chris Raczkowski dated December 16, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 20, 2016).
10.44+	Amendment to Consulting Agreement between the Company and Robert Rigdon dated February 15, 2017 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 22, 2017).
10.45+	Amendment to Employment Letter between the Company and Chris Raczkowski dated June 30, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 6, 2017).
10.46	Restructuring Agreement dated August 18, 2017 among SES Asia Technologies Limited, Suzhou THVOW Technology Co., Ltd., and Innovative Coal Chemical Design Institute – English translation from Chinese document (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 24, 2017).
10.47	Share Transfer Agreement dated August 18, 2017 between SES Asia Technologies Limited and Innovative Coal Chemical Design Institute – English translation from Chinese document (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 24, 2017).
10.48	Joint Venture Contract among Suzhou THVOW Technology Co., Ltd., Innovative Coal Chemical Design Institute and SES Asia Technologies, Ltd., dated August 18, 2017 – English translation from Chinese document (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 24, 2017). **
10.49	Technology Usage and Contribution Agreement among Jiangsu Tianwo-SES Clean Energy Technologies Co., Ltd., Suzhou THVOW Technology Co., Ltd., Innovative Coal Chemical Design Institute and SES Asia Technologies, Ltd., dated August 18, 2017 – English translation from Chinese document (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 24, 2017). **
10.50	Consulting Agreement between the Company and Robert Anderson dated effective March 19, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 11, 2018).
10.51	Amendment to Consulting Agreement between the Company and Robert Anderson dated effective June 8, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 11, 2018).
10.52	Consulting Agreement between the Company and Henmead Enterprises, Inc. effective June 7, 2018 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 11, 2018).
10.53	Amended and Restated Consulting Agreement between the Company and Robert Anderson dated effective September 1, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 6, 2018).
10.54	Amended and Restated Consulting Agreement between the Company and Henmead Enterprises, Inc. effective September 1, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 6, 2018).
21.1*	Subsidiaries of the Company.
23.1*	Consent of RSM US, LLP.
23.2*	Consent of BDO USA, LLP.
31.1*	Certification of Principal Executive Officer and Principal Financial Officer of Synthesis Energy Systems, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer of Synthesis Energy Systems, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.
101.INS	XBRL Instance Document.***
101.SCH	XBRL Taxonomy Extension Schema Document.***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.***
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.***

_____________________________________________________________________________________________

*	Filed herewith.
**	Portions of this exhibit have been omitted pursuant to a request for confidential treatment accepted by the Securities and Exchange Commission and this exhibit has been filed separately with the Securities and Exchange Commission in connection with such request.
***	In accordance with Rule 406T of Regulation S-T, the XBRL information in Exhibit 101 to this annual report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNTHESIS ENERGY SYSTEMS, INC.

Date: November 14, 2018	By:	/s/ DeLome Fair
DeLome Fair, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity In Which Signed	Date

/s/ DeLome Fair	President and Chief Executive Officer and Director
DeLome Fair	(Principal Executive Officer and Principal Financial Officer)	November 14, 2018

/s/ David Hiscocks	Corporate Controller
David Hiscocks	(Principal Accounting Officer)	November 14, 2018

/s/ Lorenzo Lamadrid
Lorenzo Lamadrid	Director	November 14, 2018

/s/ Robert Rigdon
Robert Rigdon	Director	November 14, 2018

/s/ Denis Slavich
Denis Slavich	Director	November 14, 2018

/s/ Harry Rubin
Harry Rubin	Director	November 14, 2018

/s/ Ziwang Xu
Ziwang Xu	Director	November 14, 2018

/s/ Charles M. Brown
Charles M. Brown	Director	November 14, 2018

/s/ Robert F. Anderson
Robert F. Anderson	Director	November 14, 2018