Form 10-Q
period 2018-09-30
SYNTHESIS ENERGY SYSTEMS INC
filed 2018-11-20
CIK 1375063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐    No ☒

As of November 1, 2018, there were 11,022,283 shares of the registrant’s common stock, par value $.01 per share, outstanding.

TABLE OF CONTENTS

Page

PART 1. Financial Information

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2018 (unaudited) and June 30, 2018	1

Condensed Consolidated Statements of Operations for the Three Months ended September 30, 2018 and 2017 (unaudited)	2

Condensed Consolidated Statements of Comprehensive Loss for the Three Months ended September 30, 2018 and 2017 (unaudited)	3

Condensed Consolidated Statements of Cash Flows for the Three Months ended September 30, 2018 and 2017 (unaudited)	4

Condensed Consolidated Statements of Equity for the period from June 30, 2018 to September 30, 2018 and June 30, 2017 to September 30, 2017 (unaudited)	5

Notes to the Condensed Consolidated Financial Statements (unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3. Quantitative and Qualitative Disclosure about Market Risk	31

Item 4. Controls and Procedures	31

PART II. Other Information

Item 1. Legal Proceedings	32

Item 1A. Risk Factors	32

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3. Defaults Upon Senior Securities	33

Item 4. Mine Safety Disclosures	33

Item 5. Other Information	33

Item 6. Exhibits	34

PART I

Item 1. Financial Statements

SYNTHESIS ENERGY SYSTEMS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except per share amount)

	September 30, 2018	June 30, 2018
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$5,348	$7,071
Accounts receivable – related party, net	287	287
Prepaid expenses and other currents assets	608	719

Total current assets	6,243	8,077

Property, plant and equipment, net	7	10
Intangible asset, net	1,047	1,038
Investment in joint ventures	5,122	5,036
Other long-term assets	151	153

Total assets	$12,570	$14,314

LIABILITIES AND EQUITY
Current liabilities:
Accrued expenses and accounts payable	$1,567	$1,681

Total current liabilities	1,567	1,681

Senior secured debenture principal	8,000	8,000
Less unamortized discount and debt issuance costs	(2,506)	(2,610)
Total senior secured debenture	5,494	5,390

Derivative liabilities	1,156	1,964

Total long-term liabilities	6,650	7,354

Total liabilities	$8,217	$9,035

Commitment and contingencies (Note 11)

Stockholders’ equity:

Preferred stock, $0.01 par value- 20,000 shares authorized – no shares issued and outstanding	—	—
Common stock, $0.01 par value: 200,000 shares authorized: 11,022 and 10,999 shares issued and outstanding, respectively	110	110
Additional paid-in capital	265,280	265,066
Accumulated deficit	(261,235)	(260,068)
Accumulated other comprehensive income	271	244
Total stockholders’ equity to SES stockholders	4,426	5,352
Noncontrolling interests in subsidiaries	(73)	(73)

Total stockholders’ equity	4,353	5,279

Total liabilities and equity	$12,570	$14,314

See accompanying notes to the condensed consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	September 30,
	2018	2017

Revenue:
Related party consulting services	$67	$267
Total revenue	67	267

Costs and Expenses:
Costs of sales	—	91
General and administrative expenses	1,463	1,446
Stock-based expense	214	245
Depreciation and amortization	11	9

Total costs and expenses	1,688	1,791

Operating loss	(1,621)	(1,524)

Non-operating income (expense):
Equity in gain/(losses) of joint ventures	75	(115)
Gain on fair value adjustments of derivative liabilities	808	—
Foreign currency gains (losses), net	(122)	62
Interest expense	(324)	—
Interest income	17	2

Net loss	(1,167)	(1,575)
Less: net loss attributable to noncontrolling interests	—	—

Net loss attributable to SES stockholders	$(1,167)	$(1,575)

Net loss per share (Basic and diluted):

Net loss per share attributable to SES stockholders	$(0.11)	$(0.14)
Weighted average common shares outstanding:
Basic and diluted	11,019	10,932

See accompanying notes to the condensed consolidated financial statements.

2

SYNTHESIS ENERGY SYSTEMS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended September 30,
	2018	2017
Net loss	$(1,167)	$(1,575)
Currency translation adjustment	27	(34)
Comprehensive loss	(1,140)	(1,609)
Less comprehensive loss attributable to noncontrolling interests	—	26
Comprehensive loss attributable to the Company	$(1,140)	$(1,635)

See accompanying notes to the condensed consolidated financial statements

SYNTHESIS ENERGY SYSTEMS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	September 30,
	2018	2017

Cash flows from operating activities:
Net loss	$(1,167)	$(1,575)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based expense	214	245
Depreciation of property, plant and equipment	3	9
Amortization of debenture issuance cost	104	—
Amortization of intangible and other assets	8	—
Gain on fair value adjustment of derivative	(808)	—
Equity in (income) losses of joint ventures	(75)	115
Changes in operating assets and liabilities:
Accounts receivable	—	(41)
Prepaid expenses and other current assets	90	144
Other long-term assets	(17)	(29)
Accrued expenses and payables	10	(15)
Net cash used in operating activities	(1,638)	(1,147)

Cash flows from investing activities:
Advances from pending TSEC share transfer	—	1,689
Loan to AFE	(260)	—
Repayment of loan from AFE	260	—
Equity investment in joint ventures	(11)	(321)
Net cash provided by or (used in) investing activities	(11)	1,368

Cash flows from financing activities:
Payments on deferred debt issuance costs	—	(71)
Net cash provided by (used in) financing activities	—	(71)

Net increase (decrease) in cash	(1,649)	150
Cash and cash equivalents, beginning of period	7,071	4,988
Effect of exchange rates on cash	(74)	(40)
Cash and cash equivalents, end of period	$5,348	$5,098

Supplemental Disclosures:
Cash paid for interest expense during the quarter:	$220	$—

There were no non-cash activities related to the three months ended September 30, 2018.

Non-cash activities during the three months ended September 30, 2017

•	The company exchanged $150,000 of accounts receivable for $150,000 additional investment in AFE for the three months ended September 30, 2017.

See accompanying notes to the condensed consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.

Condensed Consolidated Statement of Equity

(In thousands)

(Unaudited)

	Common Stock				Accumulated Other	Non-
	Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Comprehensive Income	controlling Interest	Total
Balance at June 30, 2017	10,930	$109	$263,809	$(250,464)	$831	$(724)	$13,561
Net loss	—	—	—	(1,575)	—	—	(1,575)
Currency translation adjustment	—	—	—	—	(60)	26	(34)
Stock-based expense	13	1	244	—	—	—	245
Balance at September 30, 2017	10,943	$110	$264,053	$(252,039)	$771	$(698)	$12,197

Balance at June 30, 2018	10,999	$110	$265,066	$(260,068)	$244	$(73)	$5,279
Net loss	—	—	—	(1,167)	—	—	(1,167)
Currency translation adjustment	—	—	—	—	27	—	27
Stock-based expense	23	—	214	—	—	—	214
Balance at September 30, 2018	11,022	$110	$265,280	$(261,236)	$271	$(73)	$4,353

See accompanying notes to the condensed consolidated financial statements.

Note 1 — Business and Liquidity

(a) Organization and description of business

Synthesis Energy Systems, Inc. (referred to herein as “we”, “us”, and “our”), together with its wholly-owned and majority-owned controlled subsidiaries, is a global clean energy company that owns proprietary technology, SES Gasification Technology (“SGT”), for the low-cost and environmentally responsible production of synthesis gas (referred to as “syngas”). Our current focus has been primarily on commercializing our technology outside of China through the regional business platforms we have created with partners in Australia, Australia Future Energy Pty Ltd (“AFE”), and in Poland, SES EnCoal Energy sp. z o.o (“SEE”). Through AFE and SEE, we believe we are developing energy and resource projects with the necessary commercial and financing structures to deliver attractive financial results. Our business model is to create value growth through AFE and SEE via the generation of earnings, from the licensing of our proprietary technology and the sale of proprietary equipment into those project developments, and through income from earned or carried equity ownership in resource and clean energy production facilities that utilize our technology. AFE and SEE endeavor to link long-term access to low-cost local coal or renewable resources to the projects they develop as well as secure long-term contracts for product off-take thereby establishing the commercial and financing foundation for those projects.

We operate our business from our headquarters located in Houston, Texas and our offices in Shanghai, China. Additionally, our partnership companies AFE and SEE have independent operations in Brisbane, Australia and Warsaw, Poland respectively.

(b) Liquidity, Management’s Plan and Going Concern

As of September 30, 2018, we had $5.4 million in cash and cash equivalents and $4.7 million in working capital. In addition to the cash and cash equivalents, we have approximately another $0.3 million in Chinese bank acceptance notes, which are similar to certificates of deposit, and have maturity dates greater than 90 days but less than one year.

As of November 20, 2018, we had $3.9 million in cash and cash equivalents. In addition to the cash and cash equivalents, we have approximately another $0.3 million in Chinese bank acceptance notes, which are similar to certificates of deposit, and have maturity dates greater than 90 days but less than one year. Of the $3.9 million in cash and cash equivalents, $2.5 million resides in the United States or easily accessed foreign countries and approximately $1.4 million resides in China. We are seeking to strengthen our financial position through new strategic partnering opportunities and we are considering a full range of financing options to create the most value for us, which may include divestiture of assets such as our Yima Joint Venture, our TSEC Joint Venture and our technology. We believe that with the strategies above, we can continue to operate for the next twelve months, assuming we can successfully transfer the funds currently in China to the U.S. Based on the historical negative operating cash flows that the Company has incurred, the continued limited cash inflows and the uncertain nature of the ability to transfer the cash that resides in China, there is substantial doubt about the Company’s ability to continue as a going concern.

We currently plan to use our available cash for: (i) securing orders and tasks associated with our overall business strategy; (ii) additional working capital investments or shareholder loans into AFE or SEE to support the growth of those strategic businesses; (iii) growing our technology IP portfolio and securing technology partners or collaborations that help us improve our ability to commercialize and implement SGT; (iv) paying the interest related to the Senior Secured Debentures (the “Debentures”); (v) general and administrative expenses; and (vi) working capital and other general corporate purposes.

We currently have very limited financial and human resources to fully develop and execute on all of our business opportunities. We can make no assurances that AFE, SEE and our other business operations including our expected share of dividends from Bactchfire Resources Pty Ltd (“BFR”) will provide us with sufficient and timely cash flows to continue our operations. As noted above, we are seeking to strengthen our financial position through new strategic partnering activities and we may choose to raise additional capital through equity and debt financing to strengthen our balance sheet to support our delivery of potential new orders for our technology and for our corporate general and administrative expenses. We may consider a full range of financing options to create the most value for the Company, which may include divestiture of assets such as our interest in the Yima Joint Venture, our TSEC Joint Venture and our technology. We cannot provide any assurance that any financing will be available to us in the future on acceptable terms or at all. Any such financing could be dilutive to our existing stockholders. If we cannot raise required funds on acceptable terms, we may further reduce our expenses and we may not be able to, among other things, (i) maintain our general and administrative expenses at current levels including retention of key personnel and consultants; (ii) successfully implement our business strategy, including continuing to deliver our technology to customers and partners pursuant to licenses; (iii) make additional capital contributions to our joint ventures; (iv) fund certain obligations as they become due; (v) respond to competitive pressures or unanticipated capital requirements; or (vi) repay our indebtedness. In addition, we may elect to sell certain investments as a source of cash to develop additional projects or for general corporate purposes.

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

(b) Basis of presentation and principles of consolidation

The condensed consolidated financial statements for the periods presented are unaudited. Operating results for the three month period ending September 30, 2018 are not necessarily indicative of results to be expected for the fiscal year ending June 30, 2019.

The condensed consolidated financial statements are in U.S. dollars. Non-controlling interests in consolidated subsidiaries in the consolidated balance sheets represents minority stockholders’ proportionate share of the equity, including any contractual relationships in such subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto reported in the Company’s Annual Report on Form 10-K for the year ended June 30, 2018. Significant accounting policies that are new or updated from those presented in the Company’s Annual Report on Form 10-K for the year ended June 30, 2018 are included below. The condensed consolidated financial statements have been prepared in accordance with the rules of the United States Securities and Exchange Commission (“SEC”) for interim financial statements and do not include all annual disclosures required by generally accepted accounting principles in the United States.

The accompanying condensed consolidated interim financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As such, conditions exist the may raise substantial doubt regarding the Company’s ability to continue as a going concern. These condensed consolidated interim financial statements do no give effect to any adjustment that would be necessary should the Company be unable to continue as a going concern and therefore need to realize its assets and liquidate its liabilities and commitments in other than the normal course of business and at amounts different from those in the accompanying condensed consolidated interim financial statements. In the opinion of management, all adjustments which are necessary for fair statements of the results for interim periods have been included.

Immaterial prior period corrections. During the preparation of the condensed consolidated financial statements as of and for the quarter ended September 30, 2018, we have corrected certain amounts related to our historical financial statements for comparative purposes.

•	The allocation of losses to the noncontrolling interests in our subsidiary Synthesis Energy Systems Investments, Inc. (“SESI”), should have excluded certain charges contractually agreed to with the noncontrolling interest shareholder. At September 30, 2017, we increased accumulated deficit and noncontrolling interest by $44,000 for comparative condensed statement of operations purposes.

(c) Accounting for Variable Interest Entities (“VIEs”) and Financial Statement Consolidation Criteria

We have equity investments in various privately held entities. We account for these investments either under the equity method or cost method of accounting depending on our ownership interest and the level of our influence in each joint venture. Investments accounted for under the equity method are recorded based upon the amount of our investment and adjusted each period for our share of the investee's income or loss. Cost method investments are recorded at cost less any impairments. All investments are reviewed for changes in circumstance or the occurrence of events that suggest an other-than-temporary event where our investment may not be recoverable.

The joint ventures which we have entered into may be considered a variable interest entity, (“VIE”). We consolidate all VIEs where we are the primary beneficiary. This determination is made at the inception of our involvement with the VIE and is continuously re-assessed. We consider qualitative factors and form a conclusion that we, or another interest holder, has a controlling financial interest in the VIE and, if so, whether it is the primary beneficiary. To determine the primary beneficiary, we consider who has the power to direct activities of the VIE that most significantly impacts the VIE’s performance and has the obligation to absorb losses from or the right to receive benefits of the VIE that could be significant to the VIE. We do not consolidate VIEs where we are not the primary beneficiary. As noted above, we account for these unconsolidated VIEs using either the equity method if we have significant influence but not control, or the cost method and include our net investment on our consolidated balance sheet.  Under the equity method, our equity interest in the net income or loss from our investments are recorded in non-operating income/expense on a net basis on our consolidated statements of operations. In the event of a change in ownership, any gain or loss resulting from an investee share issuance is recorded in earnings. Controlling interest is determined by majority ownership interest and the ability to unilaterally direct or cause the direction of management and policies of an entity after considering any third-party participatory rights.

(d) Revenue Recognition

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

We adopted Accounting Standards Codification No. 606, Revenue from Contracts with Customers (ASC 606) beginning July 1, 2018. We have elected to adopt ASC 606 under the modified retrospective method, under the modified retrospective method, we applied the guidance retrospectively only to the most current period presented in the Company’s consolidated financial statements. To do so, we have to recognize the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings at the date of initial application with the prior period presented without change. Since an entity may elect to apply the modified retrospective method to either all contracts as of the date of initial application or only to contracts that are not completed as of this date, we have elected to apply the modified retrospective method only to those contracts not completed before the dated of initial application. Due to the limited number of contracts and revenue related to these contracts, we had no cumulative adjustment.

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

The Company’s financial assets and liabilities are classified based on the lowest level of input that is significant for the fair value measurement. The Company measures equity investments without readily determinable fair value on a non- recurring basis. The fair value of the Yima Joint Venture was determined as of June 30, 2018 through an impairment valuation. Since there were no triggering events during the quarter ended September 30, 2018, the value of the investment in the Yima Joint Venture remains the same. The following table summarizes the assets of the Company measured at fair value as of September 30, 2018 and June 30, 2018 (in thousands):

	September 30, 2018
	Level 1		Level 2		Level 3	Total
Assets:
Certificates of Deposit	$—		$50	(1)	$—	$50
Money Market Funds	2,849	(2)	—		—	2,849

Liabilities:
Derivative Liabilities	$—		$—		$1,156	$1,156

	June 30, 2018
	Level 1		Level 2		Level 3	Total
Assets:
Certificates of Deposit	$—		$50	(1)	$—	$50
Money Market Funds	4,345	(2)	—		—	4,345
Non-recurring Investment in Yima Joint Venture	—		—		5,000	5,000

Liabilities:
Derivative Liabilities	$—		$—		$1,964	$1,964

(1)	Amount included in current assets on the Company’s consolidated balance sheets.
(2)	Amount included in cash and cash equivalents on the Company’s consolidated balance sheets.

The following table sets forth the changes in the estimated fair value for our Level 3 classified derivative liabilities (in thousands):

Derivative liabilities balance - June 30, 2018	$1,964
Change in fair value	(808)
Derivative liabilities balance – September 30, 2018 $	1,156

The carrying values of the certificates of deposit and money market funds approximate fair value, which was estimated using quoted market prices for those or similar investments. The carrying value of other financial instruments, including accounts receivable and accounts payable, approximate their fair values due to the short maturities on those instruments. Our Debentures are recorded at face value of $8.0 million and fair value is unable to be determined. The derivative liabilities are measured at fair value using a Monte Carlo simulation valuation methodology. See also Note 6 – Derivative Liabilities for more details related to the valuation and assumptions of the Company’s derivative liabilities.

Note 3 – Recently Issued Accounting Standards

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

Note 4 – Current Projects

Australian Future Energy Pty Ltd

In 2014, we established AFE together with an Australian company, Ambre Investments PTY Limited (“Ambre”). AFE is an independently managed Australian business platform established for the purpose of building a large-scale, vertically integrated business in Australia based on developing, building and owning equity interests in financially attractive and environmentally responsible projects that produce low-cost syngas as a competitive alternative to expensive local natural gas and LNG.

On May 10, 2017, we entered into a project technology license agreement with AFE in connection with a project being developed by AFE in Queensland, Australia. AFE intends to form a subsidiary project company and assign the project technology license agreement to that company which will assume all of the obligations of AFE thereunder. Pursuant to the project technology license agreement, we granted a non-exclusive license to use our technology at the project to manufacture syngas and to use our technology in the design of the facility. In consideration, the project technology license agreement calls for a license fee to be finalized based on the designed plant capacity and a separate fee of $2.0 million for the delivery of a process design package. License fees shall be paid as project milestones are reached throughout the planning, construction and first five years of plant operations. The success and timing of the project being developed by AFE will affect if and/or when we will be able to receive all the payments related to this technology license agreement. However, there can be no assurance that AFE will be successful in developing this or any other project.

In August 2017, AFE completed the acquisition of a mine development lease related to the 266-million ton resource near Pentland, Queensland through AFE’s wholly owned subsidiary, Great Northern Energy Pty Ltd. (“GNE”).

In August of 2018, AFE formed a separate unrelated company, Townsville Metals Infrastructure Pty Ltd (“TMI”). Our ownership in TMI is approximately 38% upon the formation of TMI through our ownership interest in AFE. TMI was formed to complete the development of the required infrastructure such as rail and port modifications related to the transport of mined products including coal from the Pentland resource to the Townsville port. TMI is accounted for under the equity method and the carrying value of the investment at September 30, 2018 is zero.

In October 2018, AFE formed a separate unrelated company, Cape River Resources Pty Ltd (“CRR”). Our ownership in CRR is approximately 38% upon the formation of CRR through our ownership interest in AFE. GNE sold its 100% ownership interest in the Pentland Coal Mine to CRR. CRR is currently finalizing the preparation of its Initial Advice Statement of the Pentland Coal Mine project to the Queensland Government for the development of the project for an initial 6.0 million metric tons per annum (“mtpa”) run of mine (“ROM”) coal operation, with allowance for expansion of the project for up to 9.0 million mtpa ROM coal operation. In its first phase of operation, 4.5 million mtpa of coal is planned for export to Asian markets with the balance of 1.5 million mtpa for feedstock to a future proposed coal gasification project. It is anticipated by CRR, based on current planning, for the project to be operational in 2022. CRR has indicated that a drilling program is planned to commence in late 2018 to expand the size and overall quality and understanding of the Pentland resource. CRR is accounted for under the equity method and the carrying value at September 30, 2018 is zero.

In July 2018, we entered into a loan agreement (the “Loan Agreement”) with AFE to provide short-term funding in order to enable AFE to continue to progress its project related initiatives for the betterment of AFE shareholders and the successful promotion of their projects in the amount of 350,000 Australian Dollars, approximately $260,000. The Loan Agreement had a term of three months, subject to certain events, and an interest rate of 6%. AFE repaid the outstanding principal amount under the Loan Agreement plus interest in August 2018.

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

We account for our investment in AFE under the equity method. Our ownership interest of approximately 38% makes us the second largest shareholder. We also maintain a seat on the board of directors which allows us to have significant influence on the operations and financial decisions, but not control, of the company. Our carrying value of our AFE investment as of September 30, 2018 and June 30, 2018 was approximately $96,000 and zero respectively.

The following summarizes condensed financial information of AFE for the three months ended September 30, 2018 and 2017 and as of September 30, 2018 and June 30, 2018 (in thousands):

Income Statement data:	September 30, 2018	September 30, 2017
Net Income (Loss)	$313	$(492)

Balance sheet data:	September 30, 2018	June 30, 2018
Total assets	$778	$725
Total Equity	445	549

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

In October 2016, BFR stated that it had received investment support for the acquisition from Singapore-based Lindenfels Pte, Ltd, a subsidiary of commodity traders Avra Commodities, and as a result the acquisition of the Callide thermal coal mine from Anglo-American was completed in October 2016.

We account for our investment in BFR under the cost method. Our limited ownership interest in BFR was approximately 11% and do not have significant influence over the operation or financial decisions made by the company. At the time of the spin-off, the carrying amount of our investment in AFE was reduced to zero through equity losses. As such, the value of the investment in BFR post spin-off was also zero. As of September 30, 2018, our ownership interest in BFR was approximately 11% and the carrying value of our investment in BFR as of both September 30, 2018 and June 30, 2018 was zero.

SES EnCoal Energy sp. z o. o.

In October 2017, we entered into agreements with Warsaw-based EnInvestments sp. z o.o. Under the terms of the agreements, we and EnInvestments are equal shareholders of SEE and SEE will exclusively market, develop, and commercialize projects in Poland which utilize our technology, services and proprietary equipment and we share with SEE a portion of the technology license payments, net of fees, we receive from Poland. The goal of SEE is to establish efficient clean energy projects that provide Polish industries superior economic benefits as compared to the use of expensive, imported natural gas and LNG, while providing energy independence through our technological capabilities to convert the wide range of Poland’s indigenous coals, coal waste, biomass and municipal waste to valuable syngas products.  SEE has developed a pipeline of projects and together we are actively working with Polish customers and partners to complete necessary project feasibility, permitting, and SGT technology agreement steps required prior to starting construction on the projects.

For our ownership interest in SEE, we have been contributing cash and assisting in the development of SEE. SEE was funded in January 2018 with a cash contribution of approximately $6,000 and additional funding in March 2018 and August 2018 of approximately $76,000 and $11,000 respectively.

We account for our investment in SEE under the equity method. Our ownership interest of 50% makes us an equal shareholder and we also maintain two of the four seats on the board of directors which allows us to have significant influence on the operations and financial decisions, but not control, of the company. On September 30, 2018, as an equal shareholder, our ownership was 50% of SEE and the carrying value of our investment in SEE as of September 30, 2018 and June 30, 2018 was approximately $26,000 and $36,000, respectively.

Yima Joint Venture

In August 2009, we entered into joint venture contracts and related agreements with Yima Coal Industry Group Company (“Yima”). We continue to own a 25% interest in the Yima Joint Venture and Yima owns a 75% interest.

In December 2017 and January 2018, on-going development cooperation and discussions with the Yima Joint Venture management resulted in the joint venture agreeing to pay various costs incurred by us during the construction and commissioning period of the facility in the amount of approximately 16 million Chinese Renminbi yuan, (“RMB”), (approximately $2.3 million). As of September 30, 2018, we have received 6.15 million RMB (approximately $0.9 million) of payments from the Yima Joint Venture related to these costs. Additional payments may be forthcoming. Due to uncertainty, revenues will be recorded upon receipt of payment.

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

We evaluated the conditions of the Yima Joint Venture to determine whether an other-than-temporary decrease in value had occurred as of June 30, 2018 and 2017. At June 30, 2018, management determined there was a triggering event related to the value of its investment in the Yima Joint Venture. Lower production levels in the fourth quarter reduced the annual production below expectations, which resulted in a net increase in the working capital deficit and the debt level of the joint venture. At June 30, 2017, management determined that there were triggering events related to the value of its investment and these were the lower than expected production levels and the increased debt levels as compared to the previous year, which indicated a continued cash flow concern for the joint venture. Management determined these events in both years were other-than-temporary in nature and therefore conducted an impairment analysis utilizing a discounted cash flow fair market valuation and a Black-Sholes Model-Fair Value of Optionality used in valuing companies with substantial amounts of debt where a discounted cash flow valuation may be inadequate for estimating fair value with the assistance of a third-party valuation expert. In these valuations, significant unobservable inputs were used to calculate the fair value of the investment (see Note 2 – (e) Use of Estimates). These inputs included forecasted methanol and coal prices, calculated discount rates and discount for lack of marketability as the majority owner is a state-owned entity in China, volatility analysis and information received from the joint venture. The valuation led to the conclusion that the investment in the Yima Joint Venture was impaired as of June 30, 2018, and accordingly, we recorded a $3.5 million impairment for the year ended June 30, 2018. The previous valuation concluded there was an impairment, which resulted in us recording a $17.7 million impairment for the year ended June 30, 2017.

As of September 30, 2018, the Yima Joint Venture’s third-party loans balance was approximately 91.9 million Chinese Renminbi yuan (“RMB”), approximately $13.8 million, with $3.8 million due in October 2018, $3.0 million due in March 2019, $5.1 million due in April 2019 and $1.9 million due in April 2020. The $3.8 million that came due in October 2018 is currently being negotiated for extension and the final outcome is unknown by us at this time.

Management determined that there was not an other-than-temporary triggering event during the quarter ended September 30, 2018. The carrying value of our Yima Joint Venture investment was approximately $5.0 million as of both September 30, 2018 and June 30, 2018. We continue to monitor the Yima Joint Venture and could record an additional impairment in the future if operating conditions deteriorate or if the cash flow situation worsens.

Tianwo-SES Clean Energy Technologies Limited

Joint Venture Contract

In February 2014, SES Asia Technologies Limited, one of our wholly owned subsidiaries, entered into a Joint Venture Contract (the “JV Contract”) with Zhangjiagang Chemical Machinery Co., Ltd., which subsequently changed its legal name to Suzhou Thvow Technology Co. Ltd. (“STT”), to form Tianwo-SES Clean Energy Technologies Limited (the “TSEC Joint Venture”). The purpose of the TSEC Joint Venture is to establish our gasification technology as the leading gasification technology in the TSEC Joint Venture territory (which is China, Indonesia, the Philippines, Vietnam, Mongolia and Malaysia) by becoming a leading provider of proprietary equipment and engineering services for the technology. The scope of the TSEC Joint Venture is to market and license our gasification technology via project sublicenses; procurement and sale of proprietary equipment and services; coal testing; and engineering, procurement and research and development related to the technology.

In August 2017, we entered into a restructuring agreement of the TSEC Joint Venture (“Restructuring Agreement”). The agreed change in share ownership, reduction in the registered capital of the joint venture, and the final transfer of shares with local government authorities was completed in December 2017. In this restructuring, an additional party was added to the JV Contract, upon receipt of final government approvals, The Innovative Coal Chemical Design Institute (“ICCDI”) has become a 25% owner of the TSEC Joint Venture, we have decreased our ownership to 25% and STT has decreased its ownership to 50%. ICCDI previously served as general contractor and engineered and constructed all three projects for the Aluminum Corporation of China. We received 11.15 million RMB (approximately $1.7 million) from ICCDI as a result of the restructuring. In conjunction with the joint venture restructuring, we also received 1.2 million RMB (approximately $180,000) related to outstanding invoices for services we had provided to the TSEC Joint Venture.

TSEC Joint Venture financial data

The following summarizes condensed financial information of TSEC Joint Venture for the three months ended September 30, 2018 and 2017 and as of September 30, 2018 and June 30, 2018 (in thousands):

Income Statement data:	September 30, 2018	September 30, 2017
Revenue	$—	$—
Operating loss	(207)	(598)
Net loss	(207)	(598)

Balance sheet data:	September 30, 2018	June 30, 2018
Current assets	$4,628	$5,918
Noncurrent assets	1,317	5,464
Current liabilities	3,730	3,938
Noncurrent liabilities	—	—
Equity	2,215	7,444

The TSEC Joint Venture is accounted for under the equity method. Our initial capital contribution in the formation of the venture was the Technology Usage and Contribution Agreement (“TUCA”), which is an intangible asset. As such, we did not record a carrying value at the inception of the venture. The carrying value of our investment in the TSEC Joint Venture as of both September 30, 2018 and June 30, 2018 was zero.

Under the equity method of accounting, losses in the venture are not recorded if the losses cause the carrying value to be negative and there is no requirement to contribute additional capital. As we are not required to contribute additional capital, we have not recognized losses in the venture, as this would cause the carrying value to be negative. Had we recognized our share of the losses related to the venture, we would have recognized losses of approximately $52,000 and $0.1 million for the three months ended September 30, 2018 and 2017 respectively, and $3.5 million from inception to date.

TUCA

Pursuant to the TUCA, we have contributed to the TSEC Joint Venture certain exclusive rights to our gasification technology in the TSEC Joint Venture territory, including the right to: (i) grant site specific project sub-licenses to third parties; (ii) use our marks for proprietary equipment and services; (iii) engineer and/or design processes that utilize our technology or our other intellectual property; (iv) provide engineering and design services for joint venture projects and (v) take over the development of projects in the TSEC Joint Venture territory that have previously been developed by us and our affiliates. As a result of the Restructuring Agreement, ICCDI was added as a party to the TUCA, but all other material terms remained the same.

Note 5 — Senior Secured Debentures

On October 24, 2017, we entered into a securities purchase agreement (the “Purchase Agreement”) with certain accredited investors (the “Purchasers”) for the purchase of $8.0 million in principal amount of Debentures. The Debentures have a term of 5 years with an interest rate of 11% that adjusts to 18% in the event the Company defaults on an interest payment. The Debentures require that dividends received from BFR are used to pay down the principal amounts of outstanding Debentures. Additionally, we issued warrants to purchase 1,000,000 shares of common stock at $4.00 per common share. The Purchase Agreement and the Debentures contain certain customary representations, warranties and covenants. There are no financial metric covenants related to the Debentures. The transaction was approved by a special committee of our board of directors due to the fact that certain board members were Purchasers. Interest on the outstanding balance of Debentures is payable quarterly and commenced on January 2, 2018. All unpaid principal and interests on the Debentures will be due on October 23, 2022.

The net offering proceeds to us from the sale of the Debentures and warrants, after deducting the placement agent’s fee and associated costs and expenses, was approximately $7.4 million, not including the proceeds, if any, from the exercise of the warrants issued in this offering. As compensation for their services, we paid T.R. Winston & Company, LLC (the “Placement Agent”): (i) a cash fee of $0.56 million (representing an aggregate fee equal to 7% of the face amount of the Debentures); and (ii) a warrant to purchase 70,000 shares of common stock, 7% of the warrants issued to the Purchasers (the “Placement Agent Warrants”). We also reimbursed certain expenses of the Placement Agent. The fair market value of the warrants was approximately $137,000 at the time of issuance and recorded as debt issuance cost. A total of approximately $1.0 million debt issuance cost was recorded as a result and is being amortized to interest expense over the term of the Debentures by using effective interest method beginning in October 2017.

The warrants and Placement Agent Warrants contain provisions providing for the adjustment of the purchase price and number of shares into which the securities are exercisable in certain events. Also, under certain events, we shall, at the holder’s option, purchase the warrants from the holder by paying the holder an amount in cash based on a Black Scholes Option Pricing Model for remaining unexercised warrants. Under U.S. GAAP, this potential cash transaction requires us to record the fair market value of the warrants as a liability as opposed to equity. Management used a Monte Carlo Simulation method to value the warrants with Anti-Dilution Protection with the assistance of a third-party valuation expert. To execute the model and value the warrants, certain assumptions were needed as noted below:

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

The total proceeds received are first allocated to the fair value of all the derivative instruments, and the remaining proceeds are then allocated to the Debentures, resulting in the Debentures being recorded at a discount from the face value.

The Company recorded $8.0 million as the face value of the Debentures and a total of $2.0 million as discount of Debentures and $0.1 million as debt issuance cost for warrants issued to investors and placement agent, which is be amortized to interest expense over the term of the Debenture which resulted in a charge to interest expense of $0.3 million for the quarter ended September 30, 2018. Interest expense for the quarter ended September 30, 2017 was zero, as the Debentures had yet to be issued.

The effective annual interest rate of the debentures is approximately 18% after considering this $2.0 million discount related to the Debentures.

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

Note 6 — Derivative Liabilities

The warrants issued to the Debenture investors and the Placement Agent contain provisions providing for the adjustment of the purchase price and number of shares into which the securities are exercisable under certain events. Under certain events, the Company shall, at the holder’s option, purchase the warrants from the holder by paying the holder an amount in cash based on a Black Scholes Option Pricing Model for remaining unexercised warrants. ASC 815, which establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value. Management used a Monte Carlo Simulation method to value the warrants with Anti-Dilution Protection with the assistance of a third-party valuation expert to initially record the fair value of these derivatives. The third-party valuation expert also assisted management in valuing the derivatives as of the year ended June 30, 2018 and the quarter ended September 30, 2018 with the changes in the fair value reported as non-operating income or expense.

To execute the model and value the derivatives, certain assumptions were needed as noted below:

Assumptions	Year Ended June 30, 2018	Quarter Ended September 30, 2018
Warrant Issue Date:	October 24, 2017	October 24, 2017
Valuation Date:	June 30, 2018	September 30, 2017
Warrant Expiration Date:	October 31, 2022	October 31, 2022
Total Number of Warrants Issued:	1,070,000	1,070,000
Warrant Exercise Price (USD):	4.00	4.00
Next Capital Raise Date:(1)	June 30, 2019	September 30, 2019
Threshold Exercise Price Post Capital Raise:(2)	2.15	2.13
Spot Price (USD):	3.28	2.40
Expected Life (Years):	4.3	4.1
Volatility:	65.0%	59.2%
Volatility (Per-period Equivalent):	18.8%	17.1%
Risk Free Interest Rate:	2.71%	2.92%
Risk Free Rate (Per-period Equivalent):	0.22%	0.24%

Nominal Value (USD Mn):	4.3	4.3
No. of Shares on Conversion (Mn):	1.1	1.1
Contracted Conversion Ratio:	1:1	1:1

Fair Values (in thousands)
Fair Value without Anti-Dilution Protection:	$1,704	$901
Fair Value of Embedded Derivative:	260	255
Fair Value of the Warrants Issued:	$1,964	$1,156

Gain/(Loss) on Fair Value Adjustments to Derivative Liabilities	$126	$808

(1)	Next Capital Raise Date was assumed to be within a year of the debt offering and each valuation date. This was assumed as the Company has registered some type of capital raise in each year for the past 3 years. The Company may not have executed the capital raise but did register.
(2)	Threshold Exercise Price Post Capital Raise is assumed to be the 52-week low closing price, not to be confused with the 52-week low of the stock price.

The change in the derivative liability was mostly due to the Company’s stock price movements. Other changes in assumptions are listed above, some change with the passage time, interest rate fluctuations and stock market volatility.

Note 7 — Risks and Uncertainties

As discussed in Note 1 – Business and Liquidity – (b) Liquidity, Management’s Plan and Going Concern, we currently have very limited financial and human resources to fully develop and execute on all of our business opportunities. We are seeking to strengthen our financial position through new strategic partnering opportunities and we consider a full range of financing options to create the most value for us, which may include divestiture of assets such as our Yima Joint Venture, our TSEC Joint Venture and our technology. If we cannot raise required funds on acceptable terms, we may further substantially reduce our expenses. We believe that with the strategies above, we can continue to operate for the next twelve months, assuming we can successfully transfer the funds currently in China to the U.S. Based on the historical negative cash flows that the Company has incurred, the continued limited cash inflows in the period subsequent to year end and the uncertain nature of the ability to transfer the cash that resides in China, there is substantial doubt about the Company’s ability to continue as a going concern.

On November 5, 2018, a default occurred related to the Purchase Agreement and the Debentures due to the Company failing to timely file its Annual Report on Form 10-K. If the default is not waived by the holders of the Debentures, the holders may have the option to accelerate the principal and interest outstanding and other mandatory charges on the Debentures.

We evaluated the conditions of the Yima Joint Venture to determine whether other-than-temporary decrease in value had occurred as of June 30, 2018 and 2017. At June 30, 2018, management determined there was a triggering event related to the value of its investment. Lower production levels in the fourth quarter reduced the annual production below expectations which resulted in a net increase in the working capital deficit and the debt level of the joint venture. At June 30, 2017, management determined that there were triggering events related to the value of its investment and these were the lower than expected production levels and the increased debt levels as compared to the previous year, which indicated a continued cash flow concern for the joint venture. Management determined these events in both years were other than temporary in nature and therefore conducted an impairment analysis utilizing a discounted cash flow fair market valuation and a Black-Sholes Model-Fair Value of Optionality used in valuing companies with substantial amounts of debt where a discounted cash flow valuation may be inadequate for estimating fair value with the assistance of a third-party valuation expert. In this valuation, significant unobservable inputs were used to calculate the fair value of the investment (see Note 2 – (e) Use of Estimates). These inputs included forecasted methanol and coal prices, calculated discount rates and discount for lack of marketability as the majority owner is a state-owned entity in China, volatility analysis and information received from the joint venture. The valuation led to the conclusion that the investment in the Yima Joint Venture was impaired as of June 30, 2018 and, therefore, we recorded a $3.5 million impairment for the year ended June 30, 2018. The previous valuation concluded there was an impairment which resulted in a $17.7 million impairment for the year ended June 30, 2017.

Management determined that there was not an other-than-temporary triggering event during the quarter ended September 30, 2018. The carrying value of our Yima Joint Venture investment was approximately $5.0 million as of both September 30, 2018 and June 30, 2018. We continue to monitor the Yima Joint Venture and could record an additional impairment in the future if operating conditions deteriorate or if the cash flow situation worsens.

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

Note 9 – Equity

Common Stock issued to Consultants for Services Rendered

On July 12, 2018, the Company issued 22,890 shares of common stock to ILL-Sino Development Inc. (“ILL-Sino”), the Company’s business development advisor, pursuant to the term of the consulting agreement, as amended on July 1, 2018, between the Company and ILL-Sino. The shares are fully vested and non-forfeitable at the time of issuance. The fair value of the common stock was $3.08 per share on the date of issuance, and the Company recorded approximately $71,000 of expense for the quarter ended September 30, 2018 relating to the issuance of these shares.

Stock-Based Compensation

As of September 30, 2018, the Company has outstanding stock option and restricted stock awards granted under the Company’s 2015 Long Term Incentive Plan (the “2015 Incentive Plan”) and Amended and Restated 2005 Incentive Plan (the “2005 Incentive Plan”), under which the Company’s stockholders have authorized a total of 2,625,000 shares of common stock for awards under the 2015 and 2005 Incentive Plan. The 2005 Incentive Plan expired as of November 7, 2015 and no future awards will be made thereunder. As of September 30, 2018, there were 342,808 shares authorized for future issuance pursuant to the 2015 Incentive Plan. Under the 2015 Incentive Plan, the Company may grant incentive and non-qualified stock options, stock appreciation rights, restricted stock units and other stock-based awards to officers, directors, employees and non-employees. Stock option awards generally vest ratably over a one to four year period and expire ten years after the date of grant.

Restricted stock activity during the three months ended September 30, 2018 was as follows:

Restricted stock outstanding September 30, 2018

Unvested shares outstanding at June 30, 2018	9,837
Granted	—
Vested	—
Forfeited	—
Unvested shares outstanding at September 30, 2018	9,837

Stock option activity during the three months ended September 30, 2018 was as follows:

Number of Underlying
Stock Options

Outstanding at June 30, 2018	1,720,732
Granted	—
Exercised	—
Forfeited	—
Outstanding at September 30, 2018	1,720,732
Exercisable at September 30, 2018	1,628,009

Stock warrants activity during the three months ended September 30, 2018 were as follows:

Number of Underlying
Warrants

Outstanding at June 30, 2018	1,676,021
Granted	—
Exercised	—
Forfeited	—
Outstanding at September 30, 2018	1,676,021
Exercisable at September 30, 2018	1,676,021

The Company recognizes the stock-based expense related to the Incentive Plan awards and warrants over the requisite service period. The following table presents stock based compensation expense attributable to stock option awards issued under the Incentive Plan and attributable to warrants and common stock issued to consulting firms as compensation (in thousands):

	Three Months Ended
	September 30,
	2018	2017

Incentive Plans	$143	$245
Common stock	71	—
Total stock-based expense	$214	$245

Note 10 – Net Loss Per Share

All share amounts and number of shares used in the calculation of earnings per share have been adjusted for the 1 for 8 reverse stock split which became effective on December 4, 2017.

Historical net loss per share of common stock is computed using the weighted average number of shares of common stock outstanding. Basic loss per share excludes dilution and is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Stock options, warrants and unvested restricted stock are the only potential dilutive share equivalents the Company had outstanding for the periods presented. For the three months ended September 30, 2018 and 2017, options, restricted shares and warrants to purchase common stock excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive as the Company incurred net losses during those periods, amounted to 3.4 million and 2.2 million, respectively.

Note 11 — Commitments and Contingencies

Litigation

The Company is currently not a party to any legal proceedings.

Contractual Obligations

In October 2017, the Company extended its corporate office lease term for an additional 13 months ending January 31, 2019 with rental related payments of approximately $18,000 per month (monthly rent changes depending on actual utility usage each month).

The Debentures have a term of 5 years and will mature in October 2022.

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

Note 12 – Segment Information

The Company’s reportable operating segments have been determined in accordance with internal management reporting structure and include SES Foreign Operating, Technology Licensing and Related Services, and Corporate. The SES Foreign Operating reporting segment includes all of the assets, operations and related administrative costs for China and our equity positions and earnings related to our joint ventures including AFE, BFR, the Yima Joint Venture and the TSEC Joint Venture. The Technology Licensing and Related Services reporting segment includes all operating activities related to our technology group. The Corporate reporting segment includes the executive and administrative expenses of the corporate office in Houston. The Company evaluates performance based upon several factors, of which a primary financial measure is segment operating income or loss.

The following table presents statements of continuing operations data and assets by segment (in thousands):

	Three Months Ended September 30,
	2018	2017
Revenue:
SES Foreign Operating	$67	$91
Technology licensing and related services	—	176
Corporate	—	—
Total revenue	$67	$267

Depreciation and amortization:
SES Foreign Operating	$2	$3
Technology licensing and related services	—	—
Corporate	9	6
Total depreciation and amortization	$11	$9

Operating loss:
SES Foreign Operating	$(39)	$(254)
Technology licensing and related services	(495)	(138)
Corporate	(1,087)	(1,132)
Total operating loss	$(1,621)	$(1,524)

Equity income (losses) of joint ventures:
SES Foreign Operating	$75	$(115)
Technology licensing and related services	—	—
Corporate	—	—
Total equity income (losses) of joint ventures	$75	$(115)

Interest expense
SES Foreign Operating	$—	$—
Technology licensing and related services	—	—
Corporate	324	—
Total interest expense	$324	$—

	September 30, 2018	June 30, 2018
Assets:
SES Foreign Operating	$7,259	$7,402
Technology licensing and related services	994	984
Corporate	4,317	5,928

Total assets	$12,570	$14,314

Note 13 — Subsequent Events

On November 5, 2018, a default occurred related to the Purchase Agreement and the Debentures due to the Company failing to timely file its Annual Report on Form 10-K. If the default is not waived by the holders of the Debentures, the holders may have the option to accelerate the principal and interest outstanding and other mandatory charges on the Debentures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this quarterly report. Some of the information contained in this discussion and analysis or set forth elsewhere in this quarterly report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended June 30, 2018 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. All statements other than statements of historical fact are forward-looking statements and are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected. Among those risks, trends and uncertainties are the ability of Batchfire Resources Pty Ltd (“BFR”), Australian Future Energy Pty Ltd (“AFE”), and Cape River Resources Pty Ltd (“CRR”) management to successfully grow and develop their Australian assets and operations, including Callide, Pentland and the Gladstone Energy and Ammonia Project; the ability of BFR to produce earnings and pay dividends; the ability of SES EnCoal Energy sp. z o. o. (“SEE”) management to successfully grow and develop projects, assets and operations in Poland; our ability to raise additional capital; our indebtedness and the amount of cash required to service our indebtedness; our ability to find a partner for our technology business; our ability to develop and expand business of the TSEC Joint Venture in the joint venture territory; our ability to develop our business verticals, including DRI steel, through our marketing arrangement with Midrex Technologies; our ability to successfully develop our licensing business; our ability to continue as a going concern; the ability of our project with Yima to produce earnings and pay dividends; the economic conditions of countries where we are operating; events or circumstances which result in an impairment of our assets; our ability to reduce operating costs; our ability to make distributions and repatriate earnings from our Chinese operations; our ability to maintain our listing on the NASDAQ Stock Market; our ability to successfully commercialize our technology at a larger scale and higher pressures; commodity prices, including in particular natural gas, crude oil, methanol and power; the availability and terms of financing; our customers’ and/or our ability to obtain the necessary approvals and permits for future projects; our ability to estimate the sufficiency of existing capital resources; the sufficiency of internal controls and procedures; and our results of operations in countries outside of the U.S., where we are continuing to pursue and develop projects. Although we believe that in making such forward-looking statements our expectations are based upon reasonable assumptions, such statements may be influenced by factors that could cause actual outcomes and results to be materially different from those projected by us. We cannot assure you that the assumptions upon which these statements are based will prove to be correct.

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

Business Overview

Synthesis Energy Systems, Inc. (referred to herein as “we”, “us”, and “our”), together with its wholly-owned and majority-owned controlled subsidiaries is a global clean energy company that owns proprietary technology, SES Gasification Technology (“SGT”), for the low-cost and environmentally responsible production of synthesis gas (referred to as “syngas”). Our current focus has been primarily on commercializing our technology outside China through the regional business platforms we have created with partners in Australia, Australian Future Energy Pty Ltd (“AFE”), and in Poland, SES EnCoal Energy sp. z o.o (“SEE”). Through AFE and SEE, we believe we are developing energy and resource projects with the necessary commercial and financing structures to deliver attractive financial results. Our business model is to create value growth through AFE and SEE via the generation of earnings, from the licensing of our proprietary technology and the sale of proprietary equipment into those project developments, and through income from earned or carried equity ownership in resource and clean energy production facilities that utilize our technology. AFE and SEE endeavor to link long-term access to low-cost local coal or renewable resources to the projects they develop as well as secure long-term contracts for product off-take thereby establishing the commercial and financing foundation for those projects.

Through AFE and SEE, we have established local expertise with knowledge of the markets and government influences in those regions and who have the expertise required for project development, project financing, and fundraising to deliver financial results for the platforms.

We operate our business from our headquarters located in Houston, Texas and our offices in Shanghai, China. Additionally, our partnership companies, AFE and SEE, have independent operations in Brisbane, Australia and Warsaw, Poland respectively.

Outlook

As of September 30, 2018, we had $5.4 million in cash and cash equivalents and $4.7 million of working capital. In addition to the cash and cash equivalents, we have approximately another $0.3 million in Chinese bank acceptance notes, which are similar to certificates of deposit, and have maturity dates greater than 90 days but less than one year.

As of November 20, 2018, we had $3.9 million in cash and cash equivalents. In addition to the cash and cash equivalents, we have approximately another $0.3 million in Chinese bank acceptance notes, which are similar to certificates of deposit, and have maturity dates greater than 90 days but less than one year. Of the $3.9 million in cash and cash equivalents, $2.5 million resides in the United States or easily accessed foreign countries and approximately $1.4 million resides in China. We are seeking to strengthen our financial position through new strategic partnering opportunities and we are considering a full range of financing options to create the most value for us which may include divestiture of assets such as our Yima Joint Venture, our TSEC Joint Venture and our technology. We believe that with the strategies above, we can continue to operate for the next twelve months, assuming we can successfully transfer the funds currently in China to the U.S. Based on the historical negative operating cash flows that the Company has incurred, the continued limited cash inflows and the uncertain nature of the ability to transfer the cash that resides in China, there is substantial doubt about the Company’s ability to continue as a going concern.

We currently plan to use our available cash for: (i) securing orders and tasks associated with our overall business strategy; (ii) additional working capital investments or shareholder loans into AFE or SEE to support the growth of those strategic businesses; (iii) growing our technology IP portfolio and securing technology partners or collaborations that help us improve our ability to commercialize and implement SGT; (iv) paying the interest related to the Senior Secured Debentures (the “Debentures”); (v) general and administrative expenses; and (vi) working capital and other general corporate purposes.

We currently have very limited financial and human resources to fully develop and execute on all of our business opportunities. We can make no assurances that AFE, SEE and our other business operations including our expected share of dividends from BFR will provide us with sufficient and timely cash flows to continue our operations. As noted above, we are seeking to strengthen our financial position through new strategic partnering activities and we may choose to raise additional capital through equity and debt financing to strengthen our balance sheet to support our delivery of potential new orders for our technology and for our corporate general and administrative expenses. We may consider a full range of financing options to create the most value for the Company, which may include divestiture of assets such as our interest in the Yima Joint Venture, our TSEC Joint Venture and our technology. We cannot provide any assurance that any financing will be available to us in the future on acceptable terms or at all. Any such financing could be dilutive to our existing stockholders. If we cannot raise required funds on acceptable terms, we may further substantially reduce our expenses and we may not be able to, among other things, (i) maintain our general and administrative expenses at current levels including retention of key personnel and consultants; (ii) successfully implement our business strategy, including continuing to deliver our technology to customers and partners pursuant to licenses; (iii) make additional capital contributions to our joint ventures; (iv) fund certain obligations as they become due; (v) respond to competitive pressures or unanticipated capital requirements; or (vi) repay our indebtedness. In addition, we may elect to sell certain investments as a source of cash to develop additional projects or for its general corporate purposes.

As part of our overall strategy, we intend primarily to (i) work with our existing, AFE and SEE partnership companies to secure new SGT technology and equipment orders and develop energy, chemicals and resource projects where we would own and earned or carried equity interest in the project; (ii) monitor support and facilitate our minority ownership in BFR in order to realize the financial value through dividend income or other means; (iii) work to recover cash and monetize our Yima Joint Venture and TSEC Joint Venture operations; (iv) continue to seek value accretive partnerships to help us grow through strengthening our SGT delivery capabilities and through creation of new project opportunities; and (v) taking the necessary steps to utilize our existing cash reserves in the most financially productive mean possible.

Results of Operations

Three Months Ended September 30, 2018 (“Current Quarter”) Compared to the Three Months Ended September 30, 2017 (“Comparable Quarter”)

Revenue. Total revenue was $67,000 for the Current Quarter as compared to $267,000 for the Comparable Quarter. The Current Quarter revenue primarily resulted from payments of past due invoices related to technical consulting and engineering services provided to our Yima Joint Venture during the construction and commissioning period. Due to uncertainty of receipts from the Yima Joint Venture, we only record revenues upon receipt of payments. The Comparable Quarter revenue was primarily a result of technical consulting and engineering services provided to related party customers.

Costs of sales expenses. Total costs of sales expenses were zero for the Current Quarter as compared to $91,000 for the Comparable Quarter. Cost of sales of $91,000 for the Comparable Quarter was related to the costs of technical consulting and engineering services provided to a related party customer.

General and administrative expenses. General and administrative expenses was $1.5 million in the Current Quarter compared with $1.4 million for the Comparable Quarter. The $0.1 million increase was due primarily to the increase of professional fees and other general and administrative expenses.

Stock-based expense. Stock-based expense was $0.2 million for both the Current Quarter and the Comparable Quarter.

Depreciation and amortization. Depreciation and amortization expense was $11,000 for the Current Quarter compared with $9,000 for the Comparable Quarter, which relates to the amortization of our global patents.

Equity in income (losses) of joint ventures. The equity income of joint ventures was $75,000 during the Current Quarter as compared to $115,000 equity loss for the Comparable Quarter. The $185,000 increase primarily relates to our 38% share of income in AFE.

Gain on fair value adjustments of derivative liabilities. The net gain on fair value adjustments of derivative liabilities was approximately $0.8 million for the Current Quarter compared with zero for the Comparable Quarter. This resulted from the lower fair market value for our warrants issued to the debentures investors and the placement agent as of September 30, 2018 versus the fair market value as of June 30, 2018. The change in the derivative liability was primarily due to movements in the Company’s stock price. Other changes in the assumptions related to the passage of time, interest rate fluctuations and stock market volatility.

Foreign currency gain / (losses). Foreign currency losses were approximately $122,000 for the Current Quarter compared with a gain of $62,000 for the Comparable Quarter. The $0.1 million foreign currency losses of the Current Quarter were the result of a 4% depreciation of the Chinese Renminbi yuan (“RMB”) to the U.S. dollar during the Current Quarter. The $62,000 foreign currency gain for the Comparable Quarter primarily resulted from the 0.2% appreciation of the RMB relative to the U.S. dollar during the Comparable Quarter.

Liquidity and Capital Resources

As of September 30, 2018, we had $5.4 million in cash and cash equivalents and $4.7 million of working capital. In addition to the cash and cash equivalents, we have approximately another $0.3 million in Chinese bank acceptance notes, which are similar to certificates of deposit, and have maturity dates greater than 90 days but less than one year.

As of November 20, 2018, we had $3.9 million in cash and cash equivalents. In addition to the cash and cash equivalents, we have approximately another $0.3 million in Chinese bank acceptance notes, which are similar to certificates of deposits, and have maturity dates greater than 90 days but less than one year. Of the $3.9 million in cash and cash equivalents, $2.5 million resides in the United States or easily accessed foreign countries and approximately $1.4 million resides in China.

On October 24, 2017, we entered into a securities purchase agreement (the “Purchase Agreement”) with certain accredited investors (the “Purchasers”) for the purchase of $8.0 in principal amount of Senior Secured Debentures (the “Debentures”). The Debentures have a term of 5 years with an interest rate of 11% that adjusts to 18% per annum in the event the Company defaults on an interest payment. The Debentures require that dividends received from BFR are used to pay down the principal amounts of outstanding Debentures. Additionally, we issued warrants to purchase 1,000,000 shares of Common Stock at $4.00 per common share. The Purchase Agreement and the Debentures contain certain customary representations, warranties and covenants. There are no financial metric covenants related to the Debentures. The transaction was approved by a special committee of our board of directors due to the fact that certain board members were Purchasers. Interest on the outstanding balance of Debentures is payable quarterly commenced on January 2, 2018. All unpaid principal and interests on the Debentures will be due on October 23, 2022.

The net offering proceeds to us from the sale of the Debentures and warrants, after deducting the placement agent’s fee and associated costs and expenses, was approximately $7.4 million, not including the proceeds, if any, from the exercise of the warrants issued in this the offering. As compensation for their services, we paid T.R. Winston & Company, LLC (the “Placement Agent”): (i) a cash fee of $0.56 million (representing an aggregate fee equal to 7% of the face amount of the Debentures); and (ii) a warrant to purchase 70,000 shares of common stock, 7% of the warrants issued to the Purchasers (the “Placement Agent Warrants”). We also reimbursed certain expenses of the Placement Agent.

The warrants and the Placement Agent Warrants are exercisable into shares of the Company’s common stock at any time at an exercise price of $4.00 per common share (subject to adjustment). The warrants and the Placement Agent Warrants will expire in October 2022. The warrants and the Placement Agent Warrants contain provisions providing for the adjustment of the purchase price and number of shares into which the securities are exercisable in certain events.

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

The following summarizes the sources and uses of cash during the Current Quarter:

•	Operating Activities: During the Current Quarter, we used $1.6 million in cash for operating activities compared to $1.1 million during the Comparable Quarter. This increase was primarily due to payment of interest on the Debentures and an increase related to professional fees.

•	Investing Activities: During the Current Quarter, we used approximately $11,000 in investing activities to invest in our SEE joint venture. During the Comparable Quarter, we had a net source of cash of $1.4 million in investing activities which was primarily due to the approximately $1.7 million advances resulted from the TSEC Joint Venture’s share transfer and offset by approximately $0.3 million cash investment into AFE.

•	Financing Activities: There was no financing activities for the Current Quarter. During the Comparable Quarter, we paid legal fees of $71,000 related to debt issuance costs.

Current Operations and Projects

Australian Future Energy Pty Ltd

In 2014, we established AFE together with an Australian company, Ambre Investments PTY Limited (“Ambre”). AFE is an independently managed Australian business platform established for the purpose of building a large-scale, vertically integrated business in Australia based on developing, building and owning equity interests in financially attractive and environmentally responsible projects that produce low-cost syngas as a competitive alternative to expensive local natural gas and LNG.

On May 10, 2017, we entered into a project technology license agreement with AFE in connection with a project being developed by AFE in Queensland Australia. AFE intends to form a subsidiary project company and assign the project technology license agreement to that company which will assume all of the obligations of AFE thereunder. Pursuant to the project technology license agreement, we granted a non-exclusive license to use our technology at the project to manufacture syngas and to use the technology in the design of the facility. In consideration, the project technology license agreement calls for a license fee to be finalized based on the designed plant capacity and a separate fee of $2.0 million for the delivery of a process design package. License fees shall be paid as project milestones are reached throughout the planning, construction and first five years of plant operations. The success and timing of the project being developed by AFE will affect if and/or when we will be able to receive all of the payments related to this technology license agreement. However, there can be no assurance that AFE will be successful in developing this or any other project.

In August 2017, AFE completed the acquisition of a mine development lease related to the 266-million ton resource near Pentland, Queensland through AFE’s wholly owned subsidiary, Great Northern Energy Pty Ltd (“GNE”).

In August of 2018, AFE formed a separate unrelated company, Townsville Metals Infrastructure Pty Ltd (“TMI”). Our ownership in TMI is approximately 38% upon the formation of TMI through our ownership interest in AFE. TMI was formed to complete the development of the required infrastructure such as rail and port modifications related to the transport of mined products including coal from the Pentland resource to the Townsville port.

In October 2018, AFE formed a separate unrelated company, Cape River Resources Pty Ltd (“CRR”). Our ownership in CRR is approximately 38% upon the formation of CRR through our ownership interest in AFE. GNE sold its 100% ownership interest in the Pentland Coal Mine to CRR. CRR is currently finalizing the preparation of its Initial Advice Statement of the Pentland Coal Mine project to the Queensland Government for the development of the project for an initial 6.0 million metric tons per annum (“mtpa”) run of mine (“ROM”) coal operation, with allowance for expansion of the project for up to 9.0 million mtpa ROM coal operation. In its first phase of operation, 4.5 million mtpa of coal is planned for export to Asian markets with the balance of 1.5 million mtpa for feedstock to a future proposed coal gasification project. It is anticipated by CRR, based on current planning, for the project to be operational in 2022. CRR has indicated that a drilling program is planned to commence in late 2018 to expand the size and overall quality and understanding of the Pentland resource.

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

The project will be located in the State Development Area in Gladstone, Queensland and is planned to process 1.5 million mtpa of low-quality coal using SGT, to produce up to 330,000 mtpa of ammonia product, and up to 8 petajoules of pipeline quality gas for the east coast domestic gas market. In addition, the proposed project will generate approximately 90 MW of electrical power, with approximately 25 MW of this being available for export to the local domestic grid. The ammonia and gas produced is to be used by major industrial users, including those focusing on agriculture, the mining industry and advanced manufacturing. The project is estimated by AFE to commence construction by mid-2020, with the first ammonia production proposed in mid-2022.

In July 2018, we entered into a loan agreement (the “Loan Agreement”) with AFE to provide short-term funding in order to enable AFE to continue to progress its project related initiatives for the betterment of AFE shareholders and the successful promotion of their projects in the amount of 350,000 Australian Dollars, approximately $260,000. The Loan Agreement had a term of three months, subject to certain events, and an interest rate of 6%. AFE repaid the outstanding principal amount under the Loan Agreement plus interest in August 2018.

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

We account for our investment in AFE under the equity method. Our ownership interest of approximately 38% makes us the second largest shareholder. We also maintain a seat on the board of directors, which allows us to have significant influence on the operations and financial decisions, but not control, of the company. Our carrying value of our AFE investment as of September 30, 2018 and June 30, 2018 was approximately $96,000 and zero respectively.

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

In October 2016, BFR stated that it had received investment support for the acquisition from Singapore-based Lindenfels Pte, Ltd, a subsidiary of commodity traders Avra Commodities, and as a result the acquisition of the Callide thermal coal mine from Anglo-American was completed in October 2016. Since then, BFR has been implementing its plan at Callide intended to lower the per unit mining costs and deliver profitable financial results.

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

We account for our investment in BFR under the cost method. Our limited ownership interest in BFR was approximately 11% and do not have significant influence over the operation or financial decisions made by the company. At the time of the spin-off, the carrying amount of our investment in AFE was reduced to zero through equity losses. As such, the value of the investment in BFR post spin-off was also zero. As of September 30, 2018, our ownership interest in BFR was approximately 11% and the carrying value of our investment in BFR as of both September 30, 2018 and June 30, 2018 was zero.

SES EnCoal Energy sp. z o.o

In October 2017, we entered into agreements with Warsaw-based EnInvestments sp. z o.o. Under the terms of the agreements, we and EnInvestments are equal shareholders of SEE and SEE will exclusively market, develop, and commercialize projects in Poland which utilize our technology, services and proprietary equipment and we share with SEE a portion of the technology license payments, net of fees, we receive from Poland. The goal of SEE is to establish efficient clean energy projects that provide Polish industries superior economic benefits as compared to the use of expensive, imported natural gas and LNG, while providing energy independence through our technological capabilities to convert the wide range of Poland’s indigenous coals, coal waste, biomass and municipal waste to valuable syngas products.  SEE has developed a pipeline of projects and together we are actively working with Polish customers and partners to complete the necessary project feasibility, permitting and SGT technology agreement steps required prior to starting construction on the projects.

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

For our ownership interest in SEE, we have been contributing cash and assisting in the development of SEE. SEE was funded in January 2018 with a cash contribution of approximately $6,000 and additional funding in March 2018 and August 2018 of approximately $76,000 and $11,000 respectively.

We account for our investment in SEE under the equity method. Our ownership interest of 50% makes us an equal shareholder and we also maintain two of the four seats on the board of directors which allows us to have significant influence on the operations and financial decisions, but not control, of the company. On September 30, 2018, as an equal shareholder, our ownership was 50% of SEE and the carrying value of our investment in SEE as of September 30, 2018 and June 30, 2018 was approximately $26,000 and $36,000, respectively.

Yima Joint Venture

In August 2009, we entered into joint venture contracts and related agreements with Yima Coal Industry Group Company (“Yima”). We continue to own a 25% interest in the Yima Joint Venture and Yima owns a 75% interest.

In December 2017 and January 2018, on-going development cooperation and discussions with the Yima Joint Venture management resulted in the joint venture agreeing to pay various costs incurred by us during the construction and commissioning period of the facility in the amount of approximately 16 million Chinese Renminbi yuan, (“RMB”). As of September 30, 2018, we have received 6.15 million RMB (approximately $0.9 million) of payments from the Yima Joint Venture related to these costs. Additional payments may be forthcoming. Due to uncertainty, revenues will be recorded upon receipt of payment.

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

We evaluated the conditions of the Yima Joint Venture to determine whether an other-than-temporary decrease in value had occurred as of June 30, 2018 and 2017. At June 30, 2018, management determined there was a triggering event related to the value of its investment in the Yima Joint Venture. Lower production levels in the fourth quarter reduced the annual production below expectation, which resulted in a net increase in the working capital deficit and the debt level of the joint venture. At June 30, 2017, management determined that there were triggering events related to the value of its investment and these were the lower than expected production levels and the increased debt levels as compared to the previous year, which indicated a continued cash flow concern for the joint venture. Management determined these events in both years were other-than-temporary in nature and therefore conducted an impairment analysis utilizing a discounted cash flow fair market valuation and a Black-Scholes Model-Fair Value of Optionality used in valuing companies with substantial amounts of debt where a discounted cash flow valuation may be inadequate for estimating fair value with the assistance of a third-party valuation expert. In these valuations, significant unobservable inputs were used to calculate the fair value of the investment (see Note 2 – (e) Use of Estimates). These inputs included forecasted methanol and coal prices, calculated discount rates and discount for lack of marketability as the majority owner is a state-owned entity in China, volatility analysis and information received from the joint venture. The valuation led to the conclusion that the investment in the Yima Joint Venture was impaired as of June 30, 2018, and accordingly, we recorded a $3.5 million impairment for the year ended June 30, 2018. The previous valuation concluded there was an impairment which resulted in us recording a $17.7 million impairment for the year ended June 30, 2017.

As of September 30, 2018, the Yima Joint Venture’s third-party loans balance was approximately 91.9 million Chinese Renminbi yuan (“RMB”), approximately $13.8 million with $3.8 million due in October 2018, $3.0 million due in March 2019, $5.1 million due in April 2019 and $1.9 million due in April 2020. The $3.8 million that came due in October 2018 is currently being negotiated for extension and the final outcome is unknown by us at this time.

Management determined that there was not an other-than-temporary triggering event during the quarter ended September 30, 2018. The carrying value of our Yima Joint Venture investment was approximately $5.0 million as of both September 30, 2018 and June 30, 2018. We continue to monitor the Yima Joint Venture and could record an additional impairment in the future if operating conditions deteriorate or if the cash flow situation worsens.

Tianwo-SES Clean Energy Technologies Limited

Joint Venture Contract

In February 2014, SES Asia Technologies Limited, one of our wholly owned subsidiaries, entered into a Joint Venture Contract (the “JV Contract”) with Zhangjiagang Chemical Machinery Co., Ltd., which subsequently changed its legal name to Suzhou Thvow Technology Co. Ltd. (“STT”), to form Tianwo-SES Clean Energy Technologies Limited (the “TSEC Joint Venture”). The purpose of the TSEC Joint Venture is to establish our gasification technology as the leading gasification technology in the TSEC Joint Venture territory (which is China, Indonesia, the Philippines, Vietnam, Mongolia and Malaysia) by becoming a leading provider of proprietary equipment and engineering services for the technology. The scope of the TSEC Joint Venture is to market and license our gasification technology via project sublicenses; procurement and sale of proprietary equipment and services; coal testing; and engineering, procurement and research and development related to the technology.

In August 2017, we entered into a restructuring agreement of the TSEC Joint Venture (“Restructuring Agreement”). The agreed change in share ownership, reduction in the registered capital of the joint venture, and the final transfer of shares with local government authorities was completed in December 2017. In this restructuring, an additional party was added to the JV Contract, upon receipt of final governmental approvals, The Innovative Coal Chemical Design Institute (“ICCDI”) has become a 25% owner of TSEC Joint Venture, we have decreased our ownership to 25% and STT has decreased its ownership to 50%. ICCDI previously served as general contractor and engineered and constructed all three projects for the Aluminum Corporation of China. We received 11.15 million RMB (approximately $1.7 million) from ICCDI as a result of the restructuring. In conjunction with the joint venture restructuring, we also received 1.2 million RMB (approximately $180,000) related to outstanding invoices for services we had provided to the SEC Joint Venture.

The TSEC Joint Venture is accounted for under the equity method. Our initial capital contribution in the formation of the venture was the TUCA, which is an intangible asset. As such, we did not record a carrying value at the inception of the venture. The carrying value of our investment in the TSEC Joint Venture as of both September 30, 2018 and June 30, 2018 was zero.

TUCA

Pursuant to the TUCA, we have contributed to the TSEC Joint Venture certain exclusive rights to our gasification technology in the TSEC Joint Venture territory, including the right to: (i) grant site specific project sub-licenses to third parties; (ii) use our marks for proprietary equipment and services; (iii) engineer and/or design processes that utilize our technology or our other intellectual property; (iv) provide engineering and design services for joint venture projects and (v) take over the development of projects in the TSEC Joint Venture territory that have previously been developed by us and our affiliates. As a result of the Restructuring Agreement, ICCDI was added as a party to the TUCA, but all other material terms remained the same.

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

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, as of September 30, 2018, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that as of September 30, 2018, as a result of the material weakness in our internal control over financial reporting discussed below and in the Company’s Annual Report on Form 10-K, for the year ended June 30, 2018, our disclosure controls and procedures were not effective in ensuring that the information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding disclosure.

Material Weaknesses

As disclosed in our Annual Report on Form 10-K for the year ended June 30, 2018, we did not maintain effective internal controls over financial reporting. A material weakness was identified relating to the impairment evaluation of our cost basis investment and an additional material weakness relating to management’s review of controls over non-routine and complex transactions. Specifically, we did not effectively operate controls over management’s review of the impairment assessment, including its review of certain elements related to the valuation of our cost based investments. This material weakness resulted in errors that, if not corrected, would have resulted in a material misstatement of the amount of our impairment of our cost method investment. Additionally, we did not effectively operate review controls over non-routine and complex transactions that were caused by a lack of segregation of duties over these types of transactions.

Management is reviewing our controls related to the valuation of cost basis investment and non-routine and complex transactions and a remediation plan is being addressed.

Management is committed to improving our internal control processes with oversight from our Audit Committee and believes once the review of these controls is completed, the measures to be taken should remediate the material weakness identified. We will not be able to conclude the material weakness has been remediated until we are able to test its operational effectiveness as we must maintain such effectiveness over multiple quarters to ensure full remediation.

Notwithstanding the identified material weaknesses, management, including our principal executive officer and principal financial officer, believes the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three-months ended September 30, 2018 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There are numerous factors that affect our business and results of operations, many of which are beyond our control. In addition to information set forth in this quarterly report, you should carefully read and consider "Item 1A. Risk Factors" in Part I and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of our annual report on Form 10-K for the year ended June 30, 2018, which contains descriptions of significant risks that might cause our actual results of operations in future periods to differ materially from those currently anticipated or expected. Except as discussed below, there have been no material changes from the risks previously disclosed in our annual report on Form 10-K for the year ended June 30, 2018.

We will require substantial additional funding, and our failure to raise additional capital necessary to support and expand our operations could reduce our ability to compete and could harm our business.

As of September 30, 2018, we had $5.4 million in cash and cash equivalents and $4.7 million in working capital.

As of November 20, 2018, we had $3.9 million in cash and cash equivalents. In addition to the cash and cash equivalents, we have approximately another $0.3 million in Chinese bank acceptance notes, which are similar to certificates of deposit, and have maturity dates greater than 90 days but less than one year. Of the $3.9 million in cash and cash equivalents, $2.5 million resides in the United States or easily accessed foreign countries and approximately $1.4 million resides in China. We are seeking to strengthen our financial position through new strategic partnering opportunities and we are considering a full range of financing options to create the most value for us which may include divestiture of assets such as our Yima Joint Venture, our TSEC Joint Venture and our technology. If we cannot raise required funds on acceptable terms, we may further reduce our expenses. We believe that with the strategies above, we can continue to operate for the next twelve months, assuming we can successfully transfer the funds currently in China to the U.S. Based on the historical negative cash flows that the Company has incurred, the continued limited cash inflows in the period subsequent to year end and the uncertain nature of the ability to transfer the cash that resides in China, there is substantial doubt about the Company’s ability to continue as a going concern.

We currently plan to use our available cash for: (i) securing orders and tasks associated with our overall business strategy; (ii) additional working capital investments or shareholder loans into AFE or SEE to support the growth of those strategic businesses; (iii) growing our technology IP portfolio and securing technology partners or collaborations that help us improve our ability to commercialize and implement SGT; (iv) paying the interest related to the Senior Secured Debentures (the “Debentures”); (v) general and administrative expenses; and (vi) working capital and other general corporate purposes. The actual allocation and timing of these expenditures will be dependent on various factors, including changes in our strategic relationships, commodity prices and industry conditions and other factors that we cannot currently predict.

We currently have very limited financial and human resources to fully develop and execute on all of our business opportunities. We can make no assurances that AFE, SEE and our other business operations including our expected share of dividends from BFR will provide us with sufficient and timely cash flows to continue our operations. We are seeking to strengthen our financial position through new strategic partnering activities and we may choose to raise additional capital through equity and debt financing to strengthen our balance sheet to support our delivery of potential new orders for our technology and for our corporate general and administrative expenses. We may consider a full range of financing options to create the most value for the Company which may include divestiture of assets such as our interest in the Yima Joint Venture, our TSEC Joint Venture and our technology. We cannot provide any assurance that any financing will be available to us in the future on acceptable terms or at all. Any such financing could be dilutive to our existing stockholders. If we cannot raise required funds on acceptable terms, we may further substantially reduce our expenses and we may not be able to, among other things, (i) maintain our general and administrative expenses at current levels including retention of key personnel and consultants; (ii) successfully implement our business strategy, including continuing to deliver our technology to customers and partners pursuant to licenses; (iii) make additional capital contributions to our joint ventures; (iv) fund certain obligations as they become due; (v) respond to competitive pressures or unanticipated capital requirements; or (vi) repay our indebtedness. In addition, we may elect to sell certain investments as a source of cash to develop additional projects or for general corporate purposes.

On November 5, 2018, a default occurred related to the Purchase Agreement and the Debentures due to the Company failing to file its Annual Report on Form 10-K. If the default is not waived by the holders of the Debentures, the holders may have the option to accelerate the principal and interest outstanding and other mandatory charges on the Debentures.

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

Management determined that there was not an other-than-temporary triggering event during the quarter ended September 30, 2018. The carrying value of our Yima Joint Venture investment was approximately $5.0 million as of both September 30, 2018 and June 30, 2018. We continue to monitor the Yima Joint Venture and could record an additional impairment in the future if operating conditions deteriorate or if the cash flow situation worsens.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Number	Description of Exhibits

10.1	Online Office Agreement dated November 9, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 15, 2018).

31.1*	Certification of Principal Executive Officer and Principal Financial Officer of Synthesis Energy Systems, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer of Synthesis Energy Systems, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

_________________

+	Management contract or compensatory plan or arrangement.

*	Filed herewith.

**	In accordance with Rule 406T of Regulation S-T, the XBRL information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNTHESIS ENERGY SYSTEMS, INC.

Date: November 20, 2018	By:	/s/ DeLome Fair
DeLome Fair
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

Date: November 20, 2018	By:	/s/ David Hiscocks
David Hiscocks
Corporate Controller

