Form 10-Q
period 2018-12-31
SYNTHESIS ENERGY SYSTEMS INC
filed 2019-02-13
CIK 1375063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _________ to: ________________

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

Yes ☐ No ☒

As of February 5, 2019, there were 11,032,120 shares of the registrant’s common stock, par value $.01 per share, outstanding.

PART I

Item 1. Financial Statements

SYNTHESIS ENERGY SYSTEMS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except per share amount)

	December 31, 2018	June 30, 2018
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$3,428	$7,071
Accounts receivable – related party, net	15	287
Prepaid expenses	431	172
Other currents assets	381	547

Total current assets	4,255	8,077

Property, plant and equipment, net	4	10
Intangible asset, net	1,064	1,038
Investment in joint ventures	5,023	5,036
Other long-term assets	135	153

Total assets	$10,481	$14,314

LIABILITIES AND EQUITY
Current liabilities:
Accrued expenses and accounts payable	$1,655	$1,681

Senior secured debenture principal	8,000	—
Less unamortized discount and debt issuance costs	(2,397)	—
Total senior secured debenture	5,603	—

Total current liabilities	7,258	1,681

Senior secured debenture principal	—	8,000
Less unamortized discount and debt issuance costs	—	(2,610)
Total senior secured debenture	—	5,390
Derivative liabilities	454	1,964

Total long-term liabilities	454	7,354

Total liabilities	$7,712	$9,035

Commitment and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $0.01 par value: 20,000 shares authorized – no shares issued and outstanding	—	—
Common stock, $0.01 par value: 200,000 shares authorized: 11,022 and 10,999 shares issued and outstanding, respectively	110	110
Additional paid-in capital	265,382	265,066
Accumulated deficit	(262,894)	(260,068)
Accumulated other comprehensive income	244	244
Total stockholders’ equity to SES stockholders	2,842	5,352
Noncontrolling interests in subsidiaries	(73)	(73)

Total stockholders’ equity	2,769	5,279

Total liabilities and equity	$10,481	$14,314

See accompanying notes to the condensed consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017

Revenue:
Technology licensing-related party	$—	$52	$—	$320
Technology licensing and related services	—	25	—	25
Total revenue	—	77	—	345

Costs and Expenses:
Costs of sales and operating	—	55	—	146
General and administrative expenses	1,793	1,470	3,257	2,917
Stock-based expense	102	305	316	550
Depreciation and amortization	8	9	19	18
Total costs and expenses	1,903	1,839	3,592	3,631

Operating loss	(1,903)	(1,762)	(3,592)	(3,286)
Non-operating (income)/expense:
Equity losses of Joint Ventures	100	206	24	321
Foreign currency (gain)/ losses, net	(31)	(46)	91	(107)
Interest expense	329	233	653	233
Interest income	(7)	(8)	(24)	(10)
Gain on fair value adjustments of derivative liabilities	(702)	(439)	(1,510)	(439)
Other (gain)	—	(1,689)	—	(1,689)
Net Loss	(1,592)	(19)	(2,826)	(1,595)
Less: net loss attributable to noncontrolling interests	—	—	—	—
Net income/(loss) attributable to SES stockholders	$(1,592)	$(19)	$(2,826)	$(1,595)

Net income/(loss) per share (Basic and Diluted):
Net income/(loss) attributable to SES stockholders	$(0.14)	$(0.00)	$(0.26)	$(0.15)
Weighted average common shares outstanding (Basic):	11,022	10,955	11,021	10,944

See accompanying notes to the condensed consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Net loss, as reported	$(1,592)	$(19)	$(2,826)	$(1,595)
Currency translation adjustment	(27)	184	—	150
Comprehensive income/(loss)	(1,619)	165	(2,826)	(1,445)
Less:
Comprehensive income/(loss) attributable to noncontrolling interests	—	625	—	652
Comprehensive loss attributable to the Company	$(1,619)	$(460)	$(2,826)	$(2,097)

See accompanying notes to the condensed consolidated financial statements

SYNTHESIS ENERGY SYSTEMS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended December 31,
	2018	2017

Cash flows from operating activities:
Net loss	$(2,826)	$(1,595)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based expense	316	550
Amortization of debenture issuance cost	213	69
Depreciation and amortization	19	18
Gain on fair value adjustment of derivative	(1,510)	(439)
Other gains	—	(1,689)
Equity in losses of joint ventures	24	321
Changes in operating assets and liabilities:
Accounts receivable	272	(327)
Prepaid expenses and other current assets	(93)	(162)
Inventory	—	33
Other long-term assets	(21)	(40)
Accrued expenses and payables	(26)	(129)
Net cash used in operating activities	(3,632)	(3,390)

Cash flows from investing activities:
Capital expenditures	—	—
Proceeds from TSEC share transfer	—	1,689
Equity investment in joint ventures	(11)	(321)
Net cash provided by/(used in) investing activities	(11)	1,368

Cash flows from financing activities:
Proceeds from issuance of debenture, net	—	7,375
Payments on debenture issuance costs	—	(161)
Proceeds from exercise of stock options	—	—
Net cash provided by financing activities	—	7,214

Net increase (decrease) in cash	(3,643)	5,192
Cash and cash equivalents, beginning of period	7,071	4,988
Effect of exchange rates on cash	—	153
Cash and cash equivalents, end of period	$3,428	$10,333

Supplemental Disclosures:
Cash paid for interest expense during six months ended 12/31/2018:	$440	$—

There were no non-cash activities related to the six months ended December 31, 2018.

Non-cash activities during the six months ended December 31, 2017

•	The company exchanged $150,000 of accounts receivable for $150,000 additional investment in AFE for the six months ended December 30, 2017.

See accompanying notes to the condensed consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.

Condensed Consolidated Statement of Equity

(In thousands)

(Unaudited)

	Common Stock				Accumulated Other	Non-
	Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Comprehensive Income	controlling Interest	Total
Balance at June 30, 2017	10,930	$109	$263,809	$(250,464)	$831	$(724)	$13,561
Net loss	—	—	—	(1,575)	—	—	(1,575)
Currency translation adjustment	—	—	—	—	(60)	26	(34)
Stock-based expense	13	—	245	—	—	—	245
Balance at September 30, 2017	10,943	$109	$264,054	$(252,039)	$771	$(698)	$12,197
Net loss	—	—	—	(19)	—	—	(19)
Currency translation adjustment	—	—	—	—	(44)	—	(44)
Gain on disposition of investment in subsidiary	—	—	—	—	(398)	626	228
Stock-based expense	23	1	304	—	—	—	305
Balance at December 31, 2017	10,966	$110	$264,358	$(252,058)	$329	$(72)	$12,667

Balance at June 30, 2018	10,999	$110	$265,066	$(260,068)	$244	$(73)	$5,279
Net loss	—	—	—	(1,234)	—	—	(1,234)
Currency translation adjustment	—	—	—	—	27	—	27
Stock-based expense	23	—	214	—	—	—	214
Balance at September 30, 2018	11,022	110	265,280	(261,302)	271	(73)	4,286
Net loss	—	—	—	(1,592)	—	—	(1,592)
Currency translation adjustment	—	—	—	—	(27)	—	(27)
Stock-based expense	—	—	102	—	—	—	102
Balance at December 31, 2018	11,022	$110	$265,382	$(262,894)	$244	$(73)	$2,769

See accompanying notes to the condensed consolidated financial statements.

Note 1 — Business and Liquidity

(a) Organization and description of business

Synthesis Energy Systems, Inc. (referred to herein as “we”, “us”, and “our”), together with its wholly-owned and majority-owned controlled subsidiaries, is a global clean energy company that owns proprietary technology, SES Gasification Technology (“SGT”), for the low-cost and environmentally responsible production of synthesis gas (referred to as “syngas”). Our focus has been on commercializing our technology both in China and through the regional business platforms we have created with partners in Australia, Australia Future Energy Pty Ltd (“AFE”), and in Poland, SES EnCoal Energy sp. z o.o (“SEE”).

Over the past ten years, we have successfully deployed our technology into five industrial scale projects in China. We invested in two of those industrial projects and have licensed our technology into the remaining three. Today, four of these projects are operating and are successfully demonstrating our technology. Our first project, the smaller scale Synthesis Energy Systems (Zao Zhang) New Gas Company Ltd (“ZZ”) commercial demonstration plant, operated for several years and also successfully demonstrated our technology and was retired in 2015.

Our partnership companies, AFE and SEE, are developing energy and resource projects with what we believe to be the necessary commercial and financing structures to deliver attractive financial results. We own approximately 38% of AFE and 50% of SEE.

Through 2018, our business model has been to create value in China and through AFE and SEE via three pathways. The first pathway has been through the generation of earnings from the licensing of our proprietary technology and the sale of our proprietary equipment into syngas project developments. The second pathway is through equity income earned from equity ownership in the projects that utilize our technology and the third pathway is through achieving ownership positions in coal resources that can be linked to projects using our coal gasification technology.

We operate our business from our headquarters located in Houston, Texas and our offices in Shanghai, China. Additionally, our partnership companies, AFE and SEE have independent operations in Brisbane, Australia and Warsaw, Poland respectively.

(b) Liquidity, Management’s Plan and Going Concern

As of December 31, 2018, we had $3.4 million in cash and cash equivalents and a negative $3.0 million in working capital. The negative working capital is primarily due to the reclassification of the Senior Secured Debentures (the “Debentures”) from a noncurrent to a current liability in connection with the technical default, see Note 5 – Senior Secured Debentures. In addition to the cash and cash equivalents, we have approximately another $0.1 million in Chinese bank acceptance notes, which are similar to certificates of deposit, and have maturity dates greater than 90 days but less than one year.

As of February 13, 2019, we had $2.9 million in cash and cash equivalents. In addition to the cash and cash equivalents, we have approximately another $0.1 million in Chinese bank acceptance notes, which are similar to certificates of deposit, and have maturity dates greater than 90 days but less than one year. Of the $2.9 million in cash and cash equivalents, $1.6 million resides in the United States or easily accessed foreign countries and approximately $1.3 million resides in China.

In the quarter ended December 31, 2018, we undertook additional steps to reduce our overhead expenses through the termination of certain technology and administrative employees and other reductions associated with office rental and professional fees.

As part of our overall strategy, to the extent possible, we intend to (i) support AFE and SEE in those endeavors to develop energy, chemicals and resource projects where we would own an earned  or carried equity interest in the project; (ii) monitor support and facilitate our minority ownership in BFR in order to realize the financial value through dividend income or other means; (iii) work to recover cash and monetize our Yima Joint Venture and TSEC Joint Venture operations; and (iv) taking any additional steps to utilize our existing cash reserves in the most financially productive mean possible.

We are undertaking strategies to improve our financial position and preserve our available cash to allow more time to realize the value we believe is in our assets, such as Batchfire Resources Pty Ltd (“BFR”), the Pentland coal resource and AFE. These strategies include the evaluation of a full range of financing, restructuring and strategic alternative options which may help us more fully realize the value in those assets. In addition, we are undertaking further expense reductions which we expect to be realized over the remainder of calendar year 2019 and we are undertaking the necessary steps to transfer funds currently in our Chinese bank accounts to our U.S. based bank account in order to improve our available working capital. We may also divest assets such as our Yima Joint Venture, our TSEC Joint Venture and our technology .

We believe that with the strategies above, we can continue to operate for the next nine months while we continue to work to transfer our funds currently in China to the U.S. in the most efficient manner. Based on the uncertainty of our plans to improve our financial position, our historical negative operating cash flows, our continued limited cash inflows and the potential uncertainties regarding transferring our funds from China to the U.S., there is substantial doubt about the Company’s ability to continue as a going concern, as disclosed in our prior periodic reports.

We currently plan to use our available cash for: (i) evaluation and implementing financing, divestitures and strategic restructuring options; (ii) paying the interest related to the Debentures; and (iii) working capital for general corporate and administrative expenses.

We currently have very limited financial and human resources to fully implement our plans and due to employee resource reductions, we have limited technology delivery capabilities. We can make no assurances that AFE, SEE and our other business operations including any potential return from BFR will provide us with sufficient and timely cash flows to continue our operations.

As noted above, we are seeking to improve our financial position and we may choose to raise additional capital through alternatives such as equity and debt financing, divesting certain assets such as our interests in our Yima Joint Venture, our TSEC Joint Venture, and our technology, and/or restructuring the Company. We cannot provide any assurance that any of these alternatives will be available to us in the future on acceptable terms or at all. Any such alternative could be dilutive to our existing stockholders and debtholders. If we cannot raise required funds on acceptable terms, we may further substantially reduce our expenses and we may not be able to, among other things, (i) sustain our general and administrative expenses; (ii) fund certain obligations as they become due including license fees and other vendor payments; (iii) respond to unanticipated capital requirements; or (iv) repay our indebtedness. In addition, we may be forced to seek relief to avoid or end insolvency through other proceedings including bankruptcy.

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

(b) Basis of presentation and principles of consolidation

The condensed consolidated financial statements for the periods presented are unaudited. Operating results for the three and six month period ending December 31, 2018 are not necessarily indicative of results to be expected for the fiscal year ending June 30, 2019.

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

The accompanying condensed consolidated interim financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As such, conditions exist the may raise substantial doubt regarding the Company’s ability to continue as a going concern. These condensed consolidated interim financial statements do no give effect to any adjustment that would be necessary should the Company be unable to continue as a going concern and therefore need to realize its assets and liquidate its liabilities and commitments in other than the normal course of business and at amounts different from those in the accompanying condensed consolidated interim financial statements. In the opinion of management, all adjustments which are necessary for fair statements of results for interim periods have been included.

Immaterial prior period corrections. During the preparation of the condensed consolidated financial statements as of and for the three and six month period ended December 31, 2018, we have corrected certain amounts related to our historical financial statements for comparative purposes.

•	The allocation of losses to the noncontrolling interests in our subsidiary Synthesis Energy Systems Investments, Inc. (“SESI”), should have excluded certain charges contractually agreed to with the noncontrolling interest shareholder. Accordingly, we made adjustments to increase the net loss attributable to SES stockholders by approximately $374,000 and $418,000 for the three and six-month periods ending December 31, 2017 with corresponding adjustments to increase accumulated deficit and decrease noncontrolling interests as of December 31, 2017.
•	We also adjusted the balances as of June 30, 2017 on the condensed consolidated statement of equity to increase the noncontrolling interest by approximately $477,000, to decrease the accumulated other comprehensive income for approximately $3.2 million which resulted in a decrease in the accumulated deficit for approximately $2.7 million related to the conversion of our Yima Joint Venture investment from the equity method to the cost method in 2013.

•	We also adjusted the balances on the condensed consolidated balance sheets, statement of operations, comprehensive loss, cash flow and statement of equity related to reversing approximately $67,000 of revenue prematurely recognized in the quarter ending September 30, 2018, related to our Yima Joint Venture billings as the collection of the consideration was not considered probable and the billings have not yet been collected.

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

The Company’s financial assets and liabilities are classified based on the lowest level of input that is significant for the fair value measurement. The Company measures equity investments without readily determinable fair value on a non- recurring basis. The fair value of the Yima Joint Venture was determined as of June 30, 2018 through an impairment valuation. Since there were no triggering events during the six-months ended December 31, 2018, the value of the investment in the Yima Joint Venture remains the same. The following table summarizes the assets of the Company measured at fair value as of December 31, 2018 and June 30, 2018 (in thousands):

	December 31, 2018
	Level 1		Level 2		Level 3	Total
Assets:
Certificates of Deposit	$—		$50	(1)	$—	$50
Money Market Funds	1,452	(2)	—		—	1,452

Liabilities:
Derivative Liabilities	$—		$—		$454	$454

	June 30, 2018
	Level 1		Level 2		Level 3	Total
Assets:
Certificates of Deposit	$—		$50	(1)	$—	$50
Money Market Funds	4,345	(2)	—		—	4,345
Non-recurring Investment in Yima Joint Venture	—		—		5,000	5,000

Liabilities:
Derivative Liabilities	$—		$—		$1,964	$1,964

(1)	Amount included in current assets on the Company’s consolidated balance sheets.
(2)	Amount included in cash and cash equivalents on the Company’s consolidated balance sheets.

The following table sets forth the changes in the estimated fair value for our Level 3 classified derivative liabilities (in thousands):

Derivative liabilities balance - June 30, 2018	$1,964
Change in fair value	(1,510)
Derivative liabilities balance – December 31, 2018	$454

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

In June 2018, the FASB issued ASU No. 2018-07, which expands the scope of Topic 718, “Compensation – Stock Compensation”, to include share-based payment transactions for acquiring goods and services from non-employees. An entity should apply the requirements of Topic 718 to non-employee awards except for specific guidance on inputs to an option pricing model and the attribution of cost.  This amendment specifies that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor's own operations by issuing share-based payment awards.  This amendment also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year.  We have elected to early adopt the ASU No. 2018-07 for the quarter ending December 31, 2018 and there was no material effect on our financial condition, results of operations, cash flows or financial disclosures.

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

On May 10, 2017, we entered into a project technology license agreement with AFE in connection with a project being developed by AFE in Queensland, Australia. AFE intends to form a subsidiary project company and assign the project technology license agreement to that company which will assume all of the obligations of AFE thereunder. Pursuant to the project technology license agreement, we granted a non-exclusive license to use our technology at the project to manufacture syngas and to use our technology in the design of the facility. In consideration, the project technology license agreement calls for a license fee to be finalized based on the designed plant capacity and a separate fee of $2.0 million for the delivery of a process design package. The license agreement calls for license fees to be paid as project milestones are reached throughout the planning, construction and first five years of plant operations. The success and timing of the project being developed by AFE will affect if and/or when we will be able to receive all the payments related to this technology license agreement. However, there can be no assurance that AFE will be successful in developing this or any other project or that we will be able to deliver the technology for the project.

In August 2017, AFE completed the acquisition of a mine development lease related to the 266-million ton coal resource near Pentland, Queensland through AFE’s wholly owned subsidiary, Great Northern Energy Pty Ltd. (“GNE”).

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

We account for our investment in AFE under the equity method. Our ownership interest of approximately 38% makes us the second largest shareholder. We also maintain a seat on the board of directors which allows us to have significant influence on the operations and financial decisions, but not control, of the company. Our carrying value of our AFE investment as of December 31, 2018 and June 30, 2018 were both zero.

The following summarizes condensed financial information of AFE for the three and six months ended December 31, 2018 and 2017 and as of December 31, 2018 and June 30, 2018 (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
Income Statement data:	2018	2017	2018	2017
Net income/( loss)	$(289)	$(522)	$9	$(1,013)

Balance sheet data:	December 31, 2018	June 30, 2018
Total assets	$918	$725
Total Equity	563	549

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

We account for our investment in BFR under the cost method. Our limited ownership interest in BFR was approximately 11% and we do not have significant influence over the operation or financial decisions made by the company. At the time of the spin-off, the carrying amount of our investment in AFE was reduced to zero through equity losses. As such, the value of the investment in BFR post spin-off was also zero. As of December 31, 2018, our ownership interest in BFR was approximately 11% and the carrying value of our investment in BFR as of both December 31, 2018 and June 30, 2018 was zero.

Townsville Metals Infrastructure Pty Ltd

In August 2018, AFE formed a separate unrelated company, Townsville Metals Infrastructure Pty Ltd (“TMI”) for the purpose of completing the development of the required infrastructure such as rail and port modifications related to the transport of mined products including coal from the Pentland resource to the Townsville port. Ownership in TMI was distributed proportionately to the shareholders of AFE. Our ownership in TMI is approximately 38% upon the formation of TMI through our ownership interest in AFE.

We account for our investment in TMI under the equity method. Our ownership interest of approximately 38% makes us the second largest shareholder. We may appoint one board director for each 15% ownership interest we hold in TMI which allows us to have significant influence on the operations and financial decisions, but not control, of the company. Our carrying value of our TMI investment as of December 31, 2018 was zero.

Cape River Resources Pty Ltd

In October 2018, AFE formed a separate unrelated company, Cape River Resources Pty Ltd (“CRR”) for the purpose of developing the Pentland resource into an operating thermal coal mine. Ownership in CRR was distributed proportionately to the shareholders of AFE with additional shares issued to the management team. Our ownership in CRR is approximately 38% upon the formation of CRR through our ownership interest in AFE. GNE sold its 100% ownership interest in the Pentland Coal Mine to CRR. CRR is currently finalizing the preparation of its Initial Advice Statement of the Pentland Coal Mine project to the Queensland Government for the development of the project for an initial 6.0 million metric tons per annum (“mtpa”) run of mine (“ROM”) coal operation, with allowance for expansion of the project for up to 9.0 million mtpa ROM coal operation. In its first phase of operation, 4.5 million mtpa of coal is planned for export to Asian markets with the balance of 1.5 million mtpa for feedstock to a future proposed coal gasification project. It is anticipated by CRR, based on current planning, for the project to be operational in 2022. CRR has indicated that a drilling program is planned to commence in late 2018 to expand the size and overall quality and understanding of the Pentland resource.

We account for our investment in CRR under the equity method. Our ownership interest of approximately 38% makes us the second largest shareholder. We may appoint one board director for each 15% ownership interest we hold in CRR which allows us to have significant influence on the operations and financial decisions, but not control, of the company. Our carrying value of our CRR investment as of December 31, 2018 was zero.

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

For our ownership interest in SEE, we have been contributing cash and assisting in the development of SEE. SEE was funded in January 2018 with a cash contribution of approximately $6,000 and additional funding in March 2018 of approximately $76,000. In August 2018 we made an additional cash contribution of approximately $11,000.

We account for our investment in SEE under the equity method. Our ownership interest of 50% makes us an equal shareholder and we also maintain two of the four seats on the management board which allows us to have significant influence on the operations and financial decisions, but not control, of the company. On December 31, 2018, as an equal shareholder, our ownership interest was 50% of SEE and the carrying value of our investment in SEE as of December 31, 2018 and June 30, 2018 was approximately $23,000 and $36,000, respectively.

Yima Joint Venture

In August 2009, we entered into joint venture contracts and related agreements with Yima Coal Industry Group Company (“Yima”). We continue to own a 25% interest in the Yima Joint Venture and Yima owns a 75% interest.

In December 2017 and January 2018, on-going development cooperation and discussions with the Yima Joint Venture management resulted in the joint venture agreeing to pay various costs incurred by us during the construction and commissioning period of the facility in the amount of approximately 16 million Chinese Renminbi yuan, (“RMB”), (approximately $2.3 million). As of June 30, 2018, we have received 6.15 million RMB (approximately $0.9 million) of payments from the Yima Joint Venture related to these costs. Additional payments may be forthcoming. Due to uncertainty, revenues will be recorded upon receipt of payment. Dispite our continuous collection efforts, we have not received any additional payments during the six-months ending December 31, 2018.

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

As of December 31, 2018, the Yima Joint Venture’s third-party loans balance was approximately 59.8 million Chinese Renminbi yuan (“RMB”), approximately $8.7 million, with $4.9 million due in April 2019 and $3.8 million with maturities greater than one year.

Management determined that there was not an other-than-temporary triggering event during the quarter ended December 31, 2018. The carrying value of our Yima Joint Venture investment was approximately $5.0 million as of both December 31, 2018 and June 30, 2018. We continue to monitor the Yima Joint Venture and could record an additional impairment in the future if operating conditions deteriorate or if the cash flow situation worsens.

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

TSEC Joint Venture financial data

The following summarizes condensed financial information of TSEC Joint Venture for the three and six months ended December 31, 2018 and 2017 and as of December 31, 2018 and June 30, 2018 (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
Income Statement data:	2018	2017	2018	2017
Revenue	$—	$109	$—	$109
Operating loss	(259)	(643)	(466)	(1,241)
Net loss	(259)	(643)	(466)	(1,241)

Balance sheet data:	December 31, 2018	June 30, 2018
Current assets	$4,322	$5,918
Noncurrent assets	1,314	5,464
Current liabilities	3,677	3,938
Noncurrent liabilities	—	—
Equity	1,959	7,444

The TSEC Joint Venture is accounted for under the equity method. Our initial capital contribution in the formation of the venture was the Technology Usage and Contribution Agreement (“TUCA”), which is an intangible asset. As such, we did not record a carrying value at the inception of the venture. The carrying value of our investment in the TSEC Joint Venture as of both December 31, 2018 and June 30, 2018 was zero.

Under the equity method of accounting, losses in the venture are not recorded if the losses cause the carrying value to be negative and there is no requirement to contribute additional capital. As we are not required to contribute additional capital, we have not recognized losses in the venture, as this would cause the carrying value to be negative. Had we recognized our share of the losses related to the venture, we would have recognized losses of approximately $0.1 million and $0.3 million for the six months ended December 31, 2018 and 2017 respectively, and approximately $3.6 million from inception to date.

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

The Company recorded $8.0 million as the face value of the Debentures and a total of $2.0 million as discount of Debentures and $0.1 million as debt issuance cost for warrants issued to investors and placement agent, which is be amortized to interest expense over the term of the Debenture which resulted in a charge to interest expense of $0.3 million and $0.2 million for the three months ended December 31, 2018 and 2017 respectively, and $0.7 million and $0.2 million for the six months period ended December 31, 2018 and 2017 respectively.

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

On November 5, 2018, a default occurred related to the Purchase Agreement and the Debentures due to the Company failing to timely file its Annual Report on Form 10-K. If the default is not waived by the holders of the Debentures, the holders may have the option to accelerate the principal and interest outstanding and other mandatory charges on the Debentures. The default has not been waived at the time of filing this Quarterly Report on Form 10-Q and accordingly, we have reclassified the Debenture liabilities from noncurrent liabilities to current liabilities.

Note 6 — Derivative Liabilities

The warrants issued to the Debenture investors and the Placement Agent contain provisions providing for the adjustment of the purchase price and number of shares into which the securities are exercisable under certain events. Under certain events, the Company shall, at the holder’s option, purchase the warrants from the holder by paying the holder an amount in cash based on a Black Scholes Option Pricing Model for remaining unexercised warrants. ASC 815, which establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value. Management used a Monte Carlo Simulation method to value the warrants with Anti-Dilution Protection with the assistance of a third-party valuation expert to initially record the fair value of these derivatives. The third-party valuation expert also assisted management in valuing the derivatives as of the year ended June 30, 2018 and the quarters ended September 30, 2018 and December 31, 2018 with the changes in the fair value reported as non-operating income or expense.

To execute the model and value the derivatives, certain assumptions were needed as noted below:

Assumptions	Year Ended June 30, 2018	Quarter Ended December 31, 2018
Warrant Issue Date:	October 24, 2017	October 24, 2017
Valuation Date:	June 30, 2018	December 31, 2018
Warrant Expiration Date:	October 31, 2022	October 31, 2022
Total Number of Warrants Issued:	1,070,000	1,070,000
Warrant Exercise Price (USD):	4.00	4.00
Next Capital Raise Date:(1)	June 30, 2019	September 30, 2019
Threshold Exercise Price Post Capital Raise:(2)	2.15	0.70
Spot Price (USD):	3.28	0.79
Expected Life (Years):	4.3	3.8
Volatility:	65.0%	79.0%
Volatility (Per-period Equivalent):	18.8%	22.8%
Risk Free Interest Rate:	2.71%	2.49%
Risk Free Rate (Per-period Equivalent):	0.22%	0.20%

Nominal Value (USD Mn):	4.3	4.3
No. of Shares on Conversion (Mn):	1.1	1.1
Contracted Conversion Ratio:	1:1	1:1

Fair Values (in thousands)
Fair Value without Anti-Dilution Protection:	$1,704	$199
Fair Value of Embedded Derivative:	260	255
Fair Value of the Warrants Issued:	$1,964	$454

Gain/(Loss) on Fair Value Adjustments to Derivative Liabilities	$126	$1,510

(1)	Next Capital Raise Date was assumed to be within a year of the debt offering and each valuation date. This was assumed as the Company has registered some type of capital raise in each year for the past 3 years. The Company may not have executed the capital raise but did register.
(2)	Threshold Exercise Price Post Capital Raise is assumed to be the 52-week low closing price, not to be confused with the 52-week low of the stock price.

The change in the derivative liability was mostly due to the Company’s stock price movements. Other changes in assumptions are listed above, some change with the passage time, interest rate fluctuations and stock market volatility.

Note 7 — Risks and Uncertainties

As of December 31, 2018, we had $3.4 million in cash and cash equivalents and a negative $3.0 million of working capital. The negative working capital is primarily due to the reclassification of the Debentures from noncurrent liabilities to current liabilities in connection with the technical default discussed above in Note 5 – Senior Secured Debentures.

As of February 13, 2019, we had $2.9 million in cash and cash equivalents. In addition to the cash and cash equivalents, we have approximately another $0.1 million in Chinese bank acceptance notes, which are similar to certificates of deposit, and have maturity dates greater than 90 days but less than one year. Of the $2.9 million in cash and cash equivalents, $1.6 million resides in the United States or easily accessed foreign countries and approximately $1.3 million resides in China.

In the quarter ended December 31, 2018, we undertook additional steps to reduce our overhead expenses through the termination of certain technology and administrative employees and other reductions associated with office rental and professional fees.

We are undertaking strategies to improve our financial position and preserve our available cash to allow more time to realize the value we believe is in our assets, such as BFR, the Pentland coal resource and AFE. These strategies include the evaluation of a full range of financing, restructuring and strategic alternative options which may help us more fully realize the value in those assets. In addition, we are undertaking further expense reductions which we expect to be realized over the remainder of calendar year 2019 and we are undertaking the necessary steps to transfer funds currently in our Chinese bank accounts to our U.S. based bank account in order to improve our available working capital. We may also divest assets such as our Yima Joint Venture, our TSEC Joint Venture and our technology.

We believe that with the strategies above, we can continue to operate for the next nine months, assuming we can successfully transfer our funds currently in China to the U.S. Based on the uncertainty of our plans to improve our financial position, our historical negative operating cash flows , our continued limited cash inflows and the potential uncertainties regarding transferring our funds from China to the U.S., there is substantial doubt about the Company’s ability to continue as a going concern.

We currently plan to use our available cash for: (i) evaluation and implementing financing, divestitures and strategic restructuring options; (ii) paying the interest related to the Senior Secured Debentures; and (iii) working capital for general corporate and administrative expenses.

We currently have very limited financial and human resources to fully implement our plans and due to employee resource reductions, we have limited technology delivery capabilities. We can make no assurances that AFE, SEE and our other business operations including any potential return from BFR will provide us with sufficient and timely cash flows to continue our operations.

As noted in Note 1, Business and Liquidity, we have limited resources and are pursuing various cost cutting measures to preserve our liquidity. Additionally, we are seeking to improve our financial position and we may choose to raise additional capital through alternatives such as equity and debt financing, divesting certain assets such as our interests in our Yima Joint Venture, our TSEC Joint Venture and our technology, and/or restructuring the Company. We cannot provide any assurance that any of these alternatives will be available to us in the future on acceptable terms or at all. Any such alternative could be dilutive to our existing stockholders. If we cannot raise required funds on acceptable terms, we may further substantially reduce our expenses and we may not be able to, among other things, (i) sustain our general and administrative expenses; (ii) fund certain obligations as they become due including license fees and other vendor payments; (iii) respond to unanticipated capital requirements; or (iv) repay our indebtedness. In addition, we may be forced to seek relief to avoid or end insolvency through other proceedings.

On November 5, 2018, a default occurred related to the Purchase Agreement and the Debentures due to the Company failing to timely file its Annual Report on Form 10-K. If the default is not waived by the holders of the Debentures, the holders may have the option to accelerate the principal and interest outstanding and other mandatory charges on the Debentures.

Our ability to make payments on and to refinance our indebtedness, including our Debentures, and to fund planned capital expenditures will depend on our ability to generate sufficient cash flow from operations in the future. To a certain extent, this is subject to general economic, financial, competitive, legislative and regulatory conditions and other factors that are beyond our control.

We cannot assure you that our business will generate sufficient cash flow from operations in an amount sufficient to enable us to pay principal and interest on our indebtedness, including our Debentures, or to fund our other liquidity needs. If our cash flow and capital resources are insufficient to fund our debt obligations, we may be forced to sell assets, seek additional equity or debt capital or restructure our debt. We cannot assure you that any of these remedies could, if necessary, be affected on commercially reasonable terms, or at all. Our cash flow and capital resources may be insufficient for payment of interest on and principal of our debt in the future, including payments on our recently issued Debentures, and any such alternative measures may be unsuccessful or may not permit us to meet scheduled debt service obligations, which could cause us to default on our obligations and could impair our liquidity or could force us to seek relief to avoid or end insolvency through other proceedings.

Pursuant to our joint venture contracts, we are committed to providing technology and related support to our partners. If we do not to perform or deliver on these obligations, our partners could pursue legal action against us and our business and operating results could be seriously harmed. We cannot assure you that we will satisfy the conditions required to maintain these relationships under existing agreements or that we can prevent the termination of these agreements. In addition, our efforts to monetize our gasification technology are dependent on our ability to successfully maintain and transfer our intellectual property. Should we be unable to satisfactorily do so, we may lose all or part of the value of our technology. Any claimed defaults on our obligations could impair our liquidity or could force us to seek relief to avoid or end insolvency through other proceedings.

We may be subject to future impairment losses due to potential declines in the fair value of our assets. As noted in Note 4 – Current Projects – Yima Joint Venture, management determined that there was not an other-than-temporary triggering event during the quarter ended December 31, 2018. The carrying value of our Yima Joint Venture investment was approximately $5.0 million as of both December 31, 2018 and June 30, 2018. We continue to monitor the Yima Joint Venture and could record an additional impairment in the future if operating conditions deteriorate or if the cash flow situation worsens.

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

We are required to make an annual payment to GTI for each year of the term, with such annual payment due by the last day of January of the following year; provided, however, that we are entitled to deduct all royalties paid to GTI in a given year under the GTI Agreement from this amount, and if such royalties exceed the annual payment amount in a given year, we are not required to make the annual payment. We must also provide GTI with a copy of each contract that we enter into relating to a U-GAS® system and report to GTI with our progress on development of the technology every six months. We are currently in negotiations with GTI regarding the annual payment due on January 31, 2019.

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

Stock-Based Compensation

As of December 31, 2018, the Company has outstanding stock option and restricted stock awards granted under the Company’s 2015 Long Term Incentive Plan (the “2015 Incentive Plan”) and Amended and Restated 2005 Incentive Plan (the “2005 Incentive Plan”), under which the Company’s stockholders have authorized a total of 2,625,000 shares of common stock for awards under the 2015 and 2005 Incentive Plan. The 2005 Incentive Plan expired as of November 7, 2015 and no future awards will be made thereunder. As of December 31, 2018, there were 359,787 shares authorized for future issuance pursuant to the 2015 Incentive Plan. Under the 2015 Incentive Plan, the Company may grant incentive and non-qualified stock options, stock appreciation rights, restricted stock units and other stock-based awards to officers, directors, employees and non-employees. Stock option awards generally vest ratably over a one to four year period and expire ten years after the date of grant.

Restricted stock activity during the six months ended December 31, 2018 was as follows:

Restricted stock outstanding December 31, 2018

Unvested shares outstanding at June 30, 2018	9,837
Granted	—
Vested	—
Forfeited	—
Unvested shares outstanding at December 31, 2018	9,837

Stock option activity during the six months ended December 31, 2018 was as follows:

Number of Underlying
Stock Options

Outstanding at June 30, 2018	1,720,732
Granted	—
Exercised	—
Forfeited	(16,979)
Outstanding at December 31, 2018	1,703,753
Exercisable at December 31, 2018	1,687,052

On October 31, 2018, the Company issued warrants to Market Development Consulting Group, Inc. (“MDC”), the Company’s investor relations advisor, to acquire 100,000 shares of the Company’s common stock at an exercise price of $1.30 per share according to the term of the consulting agreement, as amended on October 31, 2018, between the Company and MDC. The fair value of the warrants was estimated to be approximately $0.1 million.

Stock warrants activity during the six months ended December 31, 2018 were as follows:

Number of Underlying
Warrants

Outstanding at June 30, 2018	1,676,021
Granted	100,000
Exercised	—
Forfeited	—
Outstanding at December 31, 2018	1,776,021
Exercisable at December 31, 2018	1,701,021

The fair value of the warrants issued during the six months ended December 31, 2018 to MDC was estimated at the date of grant using Black-Scholes-Morton model with the following weighted-average assumptions:

Risk-free rate of return	3.15%
Expected life of award (years)	10
Expected dividend yield	0.00%
Expected volatility of stock	94%
Weighted-average grant date fair value	$1.12

The Company recognizes the stock-based expense related to the Incentive Plan awards and warrants over the requisite service period. The following table presents stock based compensation expense attributable to stock option awards issued under the Incentive Plan and attributable to warrants and common stock issued to consulting firms as compensation (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017

2005 and 2015 Incentive Plans	$75	$92	$218	$337
Warrants and common stock	27	213	98	213
Total stock-based compensation expense	$102	$305	$316	$550

Note 10 – Net Loss Per Share

All share amounts and number of shares used in the calculation of earnings per share have been adjusted for the 1 for 8 reverse stock split which became effective on December 4, 2017.

Historical net loss per share of common stock is computed using the weighted average number of shares of common stock outstanding. Basic loss per share excludes dilution and is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Stock options, warrants and unvested restricted stock are the only potential dilutive share equivalents the Company had outstanding for the periods presented. For the six months ended December 31, 2018 and 2017, options, restricted shares and warrants to purchase common stock were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive as the Company incurred net losses during those periods, amounted to 3.5 million and 3.3 million, respectively.

Note 11 — Commitments and Contingencies

Litigation

The Company is currently not a party to any legal proceedings.

Contractual Obligations

In October 2017, the Company extended its corporate office lease term for an additional 13 months ending January 31, 2019 with rental related payments of approximately $18,000 per month (monthly rent changes depending on actual utility usage each month).

In November 2018, the Company entered into a new office lease agreement for 12 months ending December 31, 2019 with rental related payments of approximately $3,300 per month (monthly rent can change depending on additional services usage each month).

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

The following table presents statements of operations data and assets by segment (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Revenue:
SES Foreign Operating	$—	$52	$—	$144
Technology licensing and related services	—	25	—	201
Corporate & other	—	—	—	—
Total revenue	$—	$77	$—	$345

Depreciation and amortization:
SES Foreign Operating	$2	$3	$4	$6
Technology licensing and related services	—	—	—	—
Corporate & other	6	6	15	12
Total depreciation and amortization	$8	$9	$19	$18
Operating loss:
SES Foreign Operating	$(243)	$(4)	$(349)	$(258)
Technology licensing and related services	(477)	(454)	(972)	(650)
Corporate & other	(1,182)	(1,304)	(2,271)	(2,378)
Total operating loss	$(1,902)	$(1,762)	$(3,592)	$(3,286)

Interest Expense:
SES Foreign Operating	$—	$—	$—	$—
Technology licensing and related services	—	—	—	—
Corporate & other	329	233	653	233
Total interest expense	$329	$233	$653	$233

	December 31, 2018	June 30, 2018
Assets:
SES Foreign Operating	$6,409	$7,402
Technology licensing and related services	1,010	984
Corporate	3,062	5,928
Total assets	$10,481	$14,314

Note 13 — Subsequent Events

NASDAQ Notification

On February 5, 2019, we received a notification from the NASDAQ Stock Market (the “NASDAQ”) indicating that the minimum bid price of our common stock has been below $1.00 per share for 30 consecutive business days and as a result, we are not in compliance with the minimum bid price requirement for continued listing. The NASDAQ notice has no immediate effect on the listing or trading of our common stock.

Under NASDAQ Listing Rule 5810(c)(3)(A), we have a grace period of 180 calendar days, or until August 5, 2019, in which to regain compliance with the minimum bid price rule. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during this grace period.

If we do not regain compliance before August 5, 2019, the NASDAQ stated that it will provide us with written notice that our securities are subject to delisting. At that time, we may appeal the NASDAQ’s determination to a NASDAQ Listing Qualifications Panel, which would stay any further delisting action by the NASDAQ pending the final decision by the panel. Alternatively, we may be eligible for an additional grace period if we meet the initial listing standards, with the exception of bid price, for the NASDAQ Capital Market, and we successfully apply for a transfer of our securities to that market. Such a transfer would provide us with an additional 180 calendar day period to regain compliance with the minimum bid requirement.

We actively monitor the price of our common stock and will consider all available options to regain compliance with the continued listing standards of the NASDAQ.

Management Changes

On February 8, 2019, DeLome Fair, President and Chief Executive Officer, and principal financial officer of the Company, notified the Company of her intention to resign as President and Chief Executive Officer, and as a director on the Board effective March 1, 2019. The Company also announced that Robert Rigdon, Vice Chairman of the Board and the former Chief Executive Officer of the Company will succeed Ms. Fair as President and Chief Executive Officer and principal financial officer. Ms. Fair’s employment agreement with the Company as of February 2016 will also be terminated effective as such date.

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

Business Overview

Synthesis Energy Systems, Inc. (referred to herein as “we”, “us”, and “our”), together with its wholly-owned and majority-owned controlled subsidiaries is a global clean energy company that owns proprietary technology, SES Gasification Technology (“SGT”), for the low-cost and environmentally responsible production of synthesis gas (referred to as “syngas”). Our focus has been on commercializing our technology both in China and through the regional business platforms we have created with partners in Australia, Australian Future Energy Pty Ltd (“AFE”), and in Poland, SES EnCoal Energy sp. z o.o (“SEE”).

Over the past ten years, we have successfully deployed our technology into five industrial scale projects in China. We invested in two of those industrial projects and have licensed our technology into the remaining three. Today, four of these projects are operating and are successfully demonstrating our technology. Our first project, the smaller scale Synthesis Energy Systems (Zao Zhang) New Gas Company Ltd (“ZZ”) commercial demonstration plant, operated for several years and also successfully demonstrated our technology and was retired in 2015.

Our partnership companies, AFE and SEE, are developing energy and resource projects with what we believe to be the necessary commercial and financing structures to deliver attractive financial results. We own approximately 38% of AFE and 50% of SEE.

Through 2018, our business model has been to create value in China and through AFE and SEE via three pathways. The first pathway has been through the generation of earnings from the licensing of our proprietary technology and the sale of our proprietary equipment into syngas project developments. The second pathway is through equity income earned from equity ownership in the projects that utilize our technology and the third pathway is through achieving ownership positions in coal resources that can be linked to projects using our coal gasification technology.

On February 8, 2019, DeLome Fair, President and Chief Executive Officer, and principal financial officer of the Company, notified the Company of her intention to resign as President and Chief Executive Officer, and as a director on the Board effective March 1, 2019. The Company also announced that Robert Rigdon, Vice Chairman of the Board and the former Chief Executive Officer of the Company will succeed Ms. Fair as President and Chief Executive Officer and principal financial officer. Ms. Fair’s employment agreement with the Company as of February 2016 will also be terminated effective as such date.

We operate our business from our headquarters located in Houston, Texas and our offices in Shanghai, China. Additionally, our partnership companies, AFE and SEE have independent operations in Brisbane, Australia and Warsaw, Poland respectively.

Outlook

As of December 31, 2018, we had $3.4 million in cash and cash equivalents and a negative $3.0 million of working capital. The negative working capital is primarily due to the reclassification of the Senior Secured Debentures (the “Debentures”) from a noncurrent to a current liability in connection with the technical default. In addition to the cash and cash equivalents, we have approximately another $0.1 million in Chinese bank acceptance notes, which are similar to certificates of deposit, and have maturity dates greater than 90 days but less than one year.

As of February 13, 2019, we had $2.9 million in cash and cash equivalents. In addition to the cash and cash equivalents, we have approximately another $0.1 million in Chinese bank acceptance notes, which are similar to certificates of deposit, and have maturity dates greater than 90 days but less than one year. Of the $2.9 million in cash and cash equivalents, $1.6 million resides in the United States or easily accessed foreign countries and approximately $1.3 million resides in China.

In the quarter ended December 31, 2018, we undertook additional steps to reduce our overhead expenses through the termination of certain technology and administrative employees and other reductions associated with office rental and professional fees.

As part of our overall strategy, to the extent possible, we intend to (i) support  AFE and SEE partnership companies in those endeavors to develop energy, chemicals and resource projects where we would own an earned  or carried equity interest in the project; (ii) monitor support and facilitate our minority ownership in BFR in order to realize the financial value through dividend income or other means; (iii) work to recover cash and monetize our Yima Joint Venture and TSEC Joint Venture operations; and (iv) taking any additional steps to utilize our existing cash reserves in the most financially productive mean possible.

We are undertaking strategies to improve our financial position and preserve our available cash to allow more time to realize the value we believe is in our assets, such as Batchfire Resources Pty Ltd (“BFR”), the Pentland coal resource and AFE. These strategies include the evaluation of a full range of financing, restructuring and strategic alternative options which may help us more fully realize the value in those assets. In addition, we are undertaking further expense reductions which we expect to be realized over the remainder of calendar year 2019 and we are undertaking necessary steps to transfer funds currently in our Chinese bank accounts to our U.S. based bank accounts in order to improve our available working capital. We may also divest assets such as our Yima Joint Venture, our TSEC Joint Venture and our technology.

We believe that with the strategies above, we can continue to operate for the next nine months while we continue to work to transfer our funds currently in China to the U.S. in the most efficient manner. Based on the uncertainty of our plans to improve our financial position, our historical negative operating cash flows , our continued limited cash inflows and the potential uncertainties regarding transferring our funds from China to the U.S., there is substantial doubt about the Company’s ability to continue as a going concern as disclosed in our prior periodic reports.

We currently plan to use our available cash for: (i) evaluation and implementing financing, divestitures and strategic restructuring options; (ii) paying the interest related to the Debentures; and (iii) working capital for general corporate and administrative expenses.

We currently have very limited financial and human resources to fully implement our plans and due to employee resource reductions, we have limited technology delivery capabilities. We can make no assurances that AFE, SEE and our other business operations including any potential return from BFR will provide us with sufficient and timely cash flows to continue our operations.

As noted above, we are seeking to improve our financial position and we may choose to raise additional capital through alternatives such as equity and debt financing, divesting certain assets such as our interests in our Yima Joint Venture, TSEC, and our technology, and/or restructuring the Company. We cannot provide any assurance that any of these alternatives will be available to us in the future on acceptable terms or at all. Any such alternative could be dilutive to our existing stockholders and debtholders. If we cannot raise required funds on acceptable terms, we may further substantially reduce our expenses and we may not be able to, among other things, (i) sustain our general and administrative expenses; (ii) fund certain obligations as they become due including license fees and other vendor payments; (iii) respond to unanticipated capital requirements; or (iv) repay our indebtedness. In addition, we may be forced to seek relief to avoid or end insolvency through other proceedings including bankruptcy.

Results of Operations

Three Months Ended December 31, 2018 (“Current Quarter”) Compared to the Three Months Ended December 31, 2017 (“Comparable Quarter”)

Revenue. There was no revenue for the Current Quarter as compared to $77,000 for the Comparable Quarter. The Comparable Quarter revenue was primarily due to technical consulting and engineering services provided to customers which included $52,000 provided to the related parties.

Costs of sales expenses. Total costs of sales expenses were zero for the Current Quarter as compared to $55,000 for the Comparable Quarter. Cost of sales of $55,000 for the Comparable Quarter was related to the costs of technical consulting and engineering services provided to the related parties.

General and administrative expenses. General and administrative expenses was $1.8 million in the Current Quarter as compared with $1.5 million for the Comparable Quarter. The $0.3 million increase was due primarily to the accrual of severance payments and the increased allowance for doubtful account receivables.

Stock-based expense. Stock-based expense was $0.1 million for the Current Quarter as compared to $0.3 million for the Comparable Quarter. The decrease of $0.2 million was due primarily to a decrease in the value and number of stock warrants issued during the Current Quarter as compared with the Comparable Quarter.

Depreciation and amortization. Depreciation and amortization expense was $8,000 for the Current Quarter as compared with $9,000 for the Comparable Quarter, which primarily relates to the amortization of our global patents.

Equity in losses of joint ventures. The equity losses of joint ventures was $0.1 million during the Current Quarter as compared to $0.2 million equity losses for the Comparable Quarter, which primarily relates to our 38% share of earnings in AFE.

Gain on fair value adjustments of derivative liabilities.  The net gain on fair value adjustments of derivative liabilities was approximately $0.7 million for the Current Quarter as compared with approximately $0.4 million for the Comparable Quarter. This resulted from the lower fair market value for our warrants issued to the debentures investors and the placement agent as of December 31, 2018 versus the fair market value as of September 30, 2018. The change in the derivative liability was primarily due to movements in the Company’s stock price. Other changes in the assumptions related to the passage of time, interest rate fluctuations and stock market volatility.

Other gain. Other gain was zero for the Current Quarter as compared to $1.7 million for the Comparable Quarter, which was primarily due to the transfer of shares related to the restructure of the TSEC Joint Venture.

Interest expense. Interest expense was $0.3 million for the Current Quarter as compared to $0.2 million for the Comparable Quarter, which was primarily due to the interest paid to the Debenture investors and the amortization of debt discount and issuance cost for the Debentures issued in October 2017.

Foreign currency gain. Foreign currency gain was approximately $31,000 for the Current Quarter as compared with a gain of $46,000 for the Comparable Quarter. The foreign currency gain of both quarters were the result of appreciation of the Chinese Renminbi yuan (“RMB”) to the U.S. dollar during the Current Quarter and Comparable Quarter.

Six Months Ended December 31, 2018 (“Current Period”) Compared to the Six Months Ended December 31, 2017 (“Comparable Period”)

Revenue. There was no revenue for the Current Period as compared to $0.3 million for the Comparable Period, which was primarily due to technical consulting and engineering services provided to related parties.

Costs of sales and operating expenses. Total costs of sales and plant operating expenses was zero for the Current Period as compared to $0.1 million for the Comparable Period, which was primarily due to the costs of technical consulting and engineering services provided to related parties.

General and administrative expenses. General and administrative expenses was $3.3 million in the Current Period compared with $2.9 million for the Comparable Period. The $0.4 million increase was due primarily to the accrual of severance payments and the increased allowance for doubtful account receivables.

Stock-based expense. Stock-based expense was $0.3 million for the Current Period as compared to $0.6 million for the Comparable Period. The decrease of $0.3 million was due primarily to a decrease in the value and number of stock warrants issued during the Current Period as compared with the Comparable Period.

Depreciation and amortization. Depreciation and amortization expense for was $19,000 for the Current Period compared with $18,000 for the Comparable Period, which primarily related to the amortization of our global patents.

Equity in losses of joint ventures. The equity losses of joint ventures was $24,000 during the Current Period as compared to $0.3 million equity losses for the Comparable Period, which primarily relates to our 38% share of earnings in AFE.

Gain on fair value adjustments of derivative liabilities. The net gain on fair value adjustments of derivative liabilities was approximately $1.5 million for the Current Period compared with $0.4 million for the Comparable Period, which resulted from the lower fair market value for our warrants issued to the debentures investors and placement agent as of December 31, 2018 versus the fair market value as of June 30, 2018. The change in the derivative liability was primarily due to movements in the Company’s stock price. Other changes in the assumptions related to the passage of time, interest rate fluctuations and stock market volatility.

Other gain. Other gain was zero for the Current Period as compared to $1.7 million for the Comparable Period, which was primarily due to the transfer of shares related to the restructure of the Tianwo-SES Joint Venture.

Interest expenses. Interest expense was $0.7 million for the Current Period as compared to $0.2 million for the Comparable Period, which was primarily due to the interest paid to the Debenture investors and the amortization of debt discount and issuance cost for the Debentures issued in October 2017.

Foreign currency gain / loss. Foreign currency loss was $91,000 for the Current Period as compared a foreign currency gain of $107,000 for the Comparable Period. The $91,000 foreign currency loss for the Current Period primarily resulted from the 3.7% depreciation of the RMB relative to the USD from June to December 2018 as compared to an appreciation of the RMB relative to the USD of 3.5% from June to December 2017.

Liquidity and Capital Resources

As of December 31, 2018, we had $3.4 million in cash and cash equivalents and a negative $3.0 million of working capital. The negative working capital is primarily due to the reclassification of the Debentures from a noncurrent to a current liability in connection with the technical default. In addition to the cash and cash equivalents, we have approximately another $0.1 million in Chinese bank acceptance notes, which are similar to certificates of deposit, and have maturity dates greater than 90 days but less than one year.

As of February 13, 2019, we had $2.9 million in cash and cash equivalents. In addition to the cash and cash equivalents, we have approximately another $0.1 million in Chinese bank acceptance notes, which are similar to certificates of deposits, and have maturity dates greater than 90 days but less than one year. Of the $2.9 million in cash and cash equivalents, $1.6 million resides in the United States or easily accessed foreign countries and approximately $1.3 million resides in China.

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

On November 5, 2018, a default occurred related to the Purchase Agreement and the Debentures due to the Company failing to file its Annual Report on Form 10-K. If the default is not waived by the holders of the Debentures, the holders may have the option to accelerate the principal and interest outstanding and other mandatory charges on the Debentures. The default has not been waived at the time of filing this Quarterly Report on Form 10-Q and accordingly, we have reclassified the Debenture liabilities from noncurrent liabilities to current liabilities.

The following summarizes the sources and uses of cash during the Current Period:

•	Operating Activities: During the Current Period, we used $3.6 million in cash for operating activities compared to $3.4 million during the Comparable Period. This increase was primarily due to payment of interest on the Debentures.

•	Investing Activities: During the Current Period, we used approximately $11,000 in investing activities to invest in our SEE joint venture. During the Comparable Period, we had a net source of cash of $1.4 million in investing activities which was primarily due to the approximately $1.7 million advances resulted from the TSEC Joint Venture’s share transfer and offset by approximately $0.3 million cash investment into AFE.

•	Financing Activities: There was no financing activities for the Current Period. During the Comparable Period, we had a net source of $7.2 million, receiving net proceeds of $7.4 million from issuance of the debentures and paid legal fees of $0.2 million related to issuance costs of the Debentures.

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

On May 10, 2017, we entered into a project technology license agreement with AFE in connection with a project being developed by AFE in Queensland Australia. AFE intends to form a subsidiary project company and assign the project technology license agreement to that company which will assume all of the obligations of AFE thereunder. Pursuant to the project technology license agreement, we granted a non-exclusive license to use our technology at the project to manufacture syngas and to use the technology in the design of the facility. In consideration, the project technology license agreement calls for a license fee to be finalized based on the designed plant capacity and a separate fee of $2.0 million for the delivery of a process design package. The license agreement calls for license fees to be paid as project milestones are reached throughout the planning, construction and first five years of plant operations. The success and timing of the project being developed by AFE will affect if and/or when we will be able to receive all of the payments related to this technology license agreement. However, there can be no assurance that AFE will be successful in developing this or any other project or that we will be able to deliver the technology for the project.

In August 2017, AFE completed the acquisition of a mine development lease related to the 266-million ton coal resource near Pentland, Queensland through AFE’s wholly owned subsidiary, Great Northern Energy Pty Ltd (“GNE”).

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

We account for our investment in AFE under the equity method. Our ownership interest of approximately 38% makes us the second largest shareholder. We also maintain a seat on the board of directors, which allows us to have significant influence on the operations and financial decisions, but not control, of the company. Our carrying value of our AFE investment as of December 31, 2018 and June 30, 2018 were both zero.

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

We account for our investment in BFR under the cost method. Our limited ownership interest in BFR was approximately 11% and we do not have significant influence over the operation or financial decisions made by the company. At the time of the spin-off, the carrying amount of our investment in AFE was reduced to zero through equity losses. As such, the value of the investment in BFR post spin-off was also zero. As of December 31, 2018, our ownership interest in BFR was approximately 11% and the carrying value of our investment in BFR as of both December 31, 2018 and June 30, 2018 was zero.

Townsville Metals Infrastructure Pty Ltd

In August 2018, AFE formed a separate unrelated company, Townsville Metals Infrastructure Pty Ltd (“TMI”) for the purpose of completing the development of the required infrastructure such as rail and port modifications related to the transport of mined products including coal from the Pentland resource to the Townsville port. Ownership in TMI was distributed proportionately to the shareholders of AFE. Our ownership in TMI is approximately 38% upon the formation of TMI through our ownership interest in AFE.

We account for our investment in TMI under the equity method. Our ownership interest of approximately 38% makes us the second largest shareholder. We may appoint one board director for each 15% ownership interest we hold in TMI which allows us to have significant influence on the operations and financial decisions, but not control, of the company. Our carrying value of our TMI investment as of December 31, 2018 was zero.

Cape River Resources Pty Ltd

In October 2018, AFE formed a separate unrelated company, Cape River Resources Pty Ltd (“CRR”) for the purpose of developing the Pentland resource into an operating thermal coal mine. Ownership in CRR was distributed proportionately to the shareholders of AFE with additional shares issued to the management team. Our ownership in CRR is approximately 38% upon the formation of CRR through our ownership interest in AFE. GNE sold its 100% ownership interest in the Pentland Coal Mine to CRR. CRR is currently finalizing the preparation of its Initial Advice Statement of the Pentland Coal Mine project to the Queensland Government for the development of the project for an initial 6.0 million metric tons per annum (“mtpa”) run of mine (“ROM”) coal operation, with allowance for expansion of the project for up to 9.0 million mtpa ROM coal operation. In its first phase of operation, 4.5 million mtpa of coal is planned for export to Asian markets with the balance of 1.5 million mtpa for feedstock to a future proposed coal gasification project. It is anticipated by CRR, based on current planning, for the project to be operational in 2022. CRR has indicated that a drilling program is planned to commence in late 2018 to expand the size and overall quality and understanding of the Pentland resource.

We account for our investment in CRR under the equity method. Our ownership interest of approximately 38% makes us the second largest shareholder. We may appoint one board director for each 15% ownership interest we hold in CRR which allows us to have significant influence on the operations and financial decisions, but not control, of the company. Our carrying value of our CRR investment as of December 31, 2018 was zero.

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

We account for our investment in SEE under the equity method. Our ownership interest of 50% makes us an equal shareholder and we also maintain two of the four seats on the management board which allows us to have significant influence on the operations and financial decisions, but not control, of the company. On December 31, 2018, as an equal shareholder, our ownership was 50% of SEE and the carrying value of our investment in SEE as of December 31, 2018 and June 30, 2018 was approximately $23,000 and $36,000, respectively.

Yima Joint Venture

In August 2009, we entered into joint venture contracts and related agreements with Yima Coal Industry Group Company (“Yima”). We continue to own a 25% interest in the Yima Joint Venture and Yima owns a 75% interest.

In December 2017 and January 2018, on-going development cooperation and discussions with the Yima Joint Venture management resulted in the joint venture agreeing to pay various costs incurred by us during the construction and commissioning period of the facility in the amount of approximately 16 million Chinese Renminbi yuan, (“RMB”), (approximately $2.3 million). As of June 30, 2018, we have received 6.15 million RMB (approximately $0.9 million) of payments from the Yima Joint Venture related to these costs. Additional payments may be forthcoming. Due to uncertainty, revenues will be recorded upon receipt of payment. Dispite our continuous collection efforts, we have not received any additional payments during the six-months ending December 31, 2018.

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

As of December 31, 2018, the Yima Joint Venture’s third-party loans balance was approximately 59.8 million Chinese Renminbi yuan (“RMB”), approximately $8.7 million, with $4.9 million due in April 2019 and $3.8 million with maturities greater than one year.

Management determined that there was not an other-than-temporary triggering event during the quarter ended December 31, 2018. The carrying value of our Yima Joint Venture investment was approximately $5.0 million as of both December 31, 2018 and June 30, 2018. We continue to monitor the Yima Joint Venture and could record an additional impairment in the future if operating conditions deteriorate or if the cash flow situation worsens.

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

The TSEC Joint Venture is accounted for under the equity method. Our initial capital contribution in the formation of the venture was the Technology Usage and Contribution Agreement (“TUCA”), which is an intangible asset. As such, we did not record a carrying value at the inception of the venture. The carrying value of our investment in the TSEC Joint Venture as of both December 31, 2018 and June 30, 2018 was zero.

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

We are required to make an annual payment to GTI for each year of the term, with such annual payment due by the last day of January of the following year; provided, however, that we are entitled to deduct all royalties paid to GTI in a given year under the GTI Agreement from this amount, and if such royalties exceed the annual payment amount in a given year, we are not required to make the annual payment. We must also provide GTI with a copy of each contract that we enter into relating to a U-GAS® system and report to GTI with our progress on development of the technology every six months. We are currently in negotiations with GTI regarding the annual payment due on January 31, 2019.

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

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, as of December 31, 2018, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Corporate Controller, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Corporate Controller concluded that as of December 31, 2018, as a result of the material weakness in our internal control over financial reporting discussed below and in the Company’s Annual Report on Form 10-K, for the year ended June 30, 2018, our disclosure controls and procedures were not effective in ensuring that the information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Corporate Controller, as appropriate to allow timely decisions regarding disclosure.

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

Notwithstanding the identified material weaknesses, management, including our principal executive officer and principal financial officer, and the principal accounting officer believe the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three-months ended December 31, 2018 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2018, we had $3.4 million in cash and cash equivalents and a negative $3.0 million of working capital. The negative working capital is primarily due to the reclassification of the Debentures from noncurrent liabilities to current liabilities in connection with the technical default.

As of February 13, 2019, we had $2.9 million in cash and cash equivalents. In addition to the cash and cash equivalents, we have approximately another $0.1 million in Chinese bank acceptance notes, which are similar to certificates of deposit, and have maturity dates greater than 90 days but less than one year. Of the $2.9 million in cash and cash equivalents, $1.6 million resides in the United States or easily accessed foreign countries and approximately $1.3 million resides in China.

In the quarter ended December 31, 2018, we undertook additional steps to reduce our overhead expenses through the termination of certain technology and administrative employees and other reductions associated with office rental and professional fees.

As part of our overall strategy, to the extent possible, we intend to (i) support AFE and SEE in those endeavors to develop energy, chemicals and resource projects where we would own an earned  or carried equity interest in the project; (ii) monitor support and facilitate our minority ownership in BFR in order to realize the financial value through dividend income or other means; (iii) work to recover cash and monetize our Yima Joint Venture and TSEC Joint Venture operations; and (iv) taking any additional steps to utilize our existing cash reserves in the most financially productive mean possible.

We are undertaking strategies to improve our financial position and preserve our available cash to allow more time to realize the value we believe is in our assets, such as BFR, the Pentland coal resource and AFE. These strategies include the evaluation of a full range of financing, restructuring and strategic alternative options which may help us more fully realize the value in those assets. In addition, we are undertaking further expense reductions which we expect to be realized over the remainder of calendar year 2019 and we are also undertaking the necessary steps to transfer funds currently in our Chinese bank accounts to our U.S. based bank accounts in order to improve our available working capital. We may also divest assets such as our Yima Joint Venture, our TSEC Joint Venture and our technology.

We believe that with the strategies above, we can continue to operate for the next nine months while we continue to work to transfer our funds currently in China to the U.S. in the most efficient manner. Based on the uncertainty of our plans to improve our financial position, our historical negative operating cash flows , our continued limited cash inflows and the potential uncertainties regarding transferring our funds from China to the U.S., there is substantial doubt about the Company’s ability to continue as a going concern, as disclosed in our prior periodic reports.

We currently plan to use our available cash for: (i) evaluation and implementing financing, divestitures and strategic restructuring options; (ii) paying the interest related to the Senior Secured Debentures; and (iii) working capital for general corporate and administrative expenses.

We currently have very limited financial and human resources to fully implement our plans and due to employee resource reductions, we have limited technology delivery capabilities. We can make no assurances that AFE, SEE and our other business operations including any potential return from BFR will provide us with sufficient and timely cash flows to continue our operations.

As noted above, we are seeking to improve our financial position and we may choose to raise additional capital through alternatives such as equity and debt financing, divesting certain assets such as our interests in our Yima Joint Venture, our TSEC Joint Venture and our technology, and/or restructuring the Company. We cannot provide any assurance that any of these alternatives will be available to us in the future on acceptable terms or at all. Any such alternative could be dilutive to our existing stockholders and debtholders. If we cannot raise required funds on acceptable terms, we may further substantially reduce our expenses and we may not be able to, among other things, (i) sustain our general and administrative expenses; (ii) fund certain obligations as they become due including license fees and other vendor payments; (iii) respond to unanticipated capital requirements; or (iv) repay our indebtedness. In addition, we may be forced to seek relief to avoid or end insolvency through other proceedings including bankruptcy.

On November 5, 2018, a default occurred related to the Purchase Agreement and the Debentures due to the Company failing to file its Annual Report on Form 10-K. If the default is not waived by the holders of the Debentures, the holders may have the option to accelerate the principal and interest outstanding and other mandatory charges on the Debentures. The default has not been waived at the time of filing this Quarterly Report on Form 10-Q and accordingly, we have reclassified the Debenture liabilities from noncurrent liabilities to current liabilities.

Our ability to generate cash to service our indebtedness depends on many factors beyond our control, and any failure to meet our debt obligations could harm our business, financial condition and results of operations.

Our ability to make payments on and to refinance our indebtedness, including our Debentures, and to fund planned capital expenditures will depend on our ability to generate sufficient cash flow from operations in the future. To a certain extent, this is subject to general economic, financial, competitive, legislative and regulatory conditions and other factors that are beyond our control.

We cannot assure you that our business will generate sufficient cash flow from operations in an amount sufficient to enable us to pay principal and interest on our indebtedness, including our Debentures, or to fund our other liquidity needs. If our cash flow and capital resources are insufficient to fund our debt obligations, we may be forced to sell assets, seek additional equity or debt capital or restructure our debt. We cannot assure you that any of these remedies could, if necessary, be affected on commercially reasonable terms, or at all. Our cash flow and capital resources may be insufficient for payment of interest on and principal of our debt in the future, including payments on our recently issued Debentures, and any such alternative measures may be unsuccessful or may not permit us to meet scheduled debt service obligations, which could cause us to default on our obligations and could impair our liquidity or could force us to seek relief to avoid or end insolvency through other proceedings.

If we fail to perform or deliver on our obligations to our joint venture partners, our business and operating results could suffer.

Pursuant to our joint venture contracts, we are committed to providing technology and related support to our partners. If we do not to perform or deliver on these obligations, our partners could pursue legal action against us and our business and operating results could be seriously harmed. We cannot assure you that we will satisfy the conditions required to maintain these relationships under existing agreements or that we can prevent the termination of these agreements. In addition, our efforts to monetize our gasification technology are dependent on our ability to successfully maintain and transfer our intellectual property. Should we be unable to satisfactorily do so, we may lose all or part of the value of our technology. Any claimed defaults on our obligations could impair our liquidity or could force us to seek relief to avoid or end insolvency through other proceedings.

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

Management determined that there was not an other-than-temporary triggering event during the quarter ended December 31, 2018. The carrying value of our Yima Joint Venture investment was approximately $5.0 million as of both December 31, 2018 and June 30, 2018. We continue to monitor the Yima Joint Venture and could record an additional impairment in the future if operating conditions deteriorate or if the cash flow situation worsens.

Should general economic, market or business conditions decline further, and continue to have a negative impact on our revenues or other aspects of our business, we may be required to record impairment charges in the future, which could materially and adversely affect financial condition and results of operation.

We are at risk of being delisted from NASDAQ if we do no regain compliance with the minimum $1 bid price per share required by NASDAQ.

On February 5, 2019, we received a notification from the NASDAQ Stock Market (the “NASDAQ”) indicating that the minimum bid price of our common stock has been below $1.00 per share for 30 consecutive business days and as a result, we are not in compliance with the minimum bid price requirement for continued listing. The NASDAQ notice has no immediate effect on the listing or trading of our common stock.

Under NASDAQ Listing Rule 5810(c)(3)(A), we have a grace period of 180 calendar days, or until August 5, 2019, in which to regain compliance with the minimum bid price rule. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during this grace period.

If we do not regain compliance before August 5, 2019, the NASDAQ stated that it will provide us with written notice that our securities are subject to delisting. At that time, we may appeal the NASDAQ’s determination to a NASDAQ Listing Qualifications Panel, which would stay any further delisting action by the NASDAQ pending the final decision by the panel. Alternatively, we may be eligible for an additional grace period if we meet the initial listing standards, with the exception of bid price, for the NASDAQ Capital Market, and we successfully apply for a transfer of our securities to that market. Such a transfer would provide us with an additional 180 calendar day period to regain compliance with the minimum bid requirement.

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

SYNTHESIS ENERGY SYSTEMS, INC.

Date: February 13, 2019	By:	/s/ DeLome Fair
DeLome Fair President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

Date: February 13, 2019	By:	/s/ David Hiscocks
David Hiscocks Corporate Controller

