Form 10-Q
period 2019-03-31
SYNTHESIS ENERGY SYSTEMS INC
filed 2019-05-13
CIK 1375063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: ______________ to: ______________

Commission file number: 001-33522

SYNTHESIS ENERGY SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-2110031
(State of Incorporation)	(I.R.S. Employer Identification No.)

One Riverway, Suite 1700, Houston, Texas	77056
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (713) 579-0600

Former name, former address and former fiscal year, if changed since last report: N/A

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of April 30, 2019, there were 11,032,120 shares of the registrant’s common stock, par value $.01 per share, outstanding.

PART I

Item 1. Financial Statements

SYNTHESIS ENERGY SYSTEMS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except per share amount)

	March 31, 2019	June 30, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,393	$7,071
Accounts receivable – related party, net	—	287
Prepaid expenses	326	172
Other currents assets	69	547
Total current assets	2,788	8,077

Property, plant and equipment, net	3	10
Intangible asset, net	1,061	1,038
Investment in joint ventures	5,023	5,036
Other long-term assets	135	153

Total assets	$9,010	$14,314

LIABILITIES AND EQUITY
Current liabilities:
Accrued expenses and accounts payable	$1,780	$1,681

Senior secured debenture principal	8,000	—
Less unamortized discount and debt issuance costs	(2,283)	—
Total senior secured debenture	5,717	—

Total current liabilities	7,497	1,681

Senior secured debenture principal	—	8,000
Less unamortized discount and debt issuance costs	—	(2,610)
Total senior secured debenture	—	5,390

Derivative liabilities	251	1,964

Total long-term liabilities	251	7,354

Total liabilities	$7,748	$9,035

Commitment and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $0.01 par value: 20,000 shares authorized – no shares issued and outstanding	—	—
Common stock, $0.01 par value: 200,000 shares authorized: 11,032 and 10,999 shares issued and outstanding, respectively	110	110
Additional paid-in capital	265,385	265,066
Accumulated deficit	(264,404)	(260,068)
Accumulated other comprehensive income	244	244
Total stockholders’ equity to SES stockholders	1,335	5,352
Noncontrolling interests in subsidiaries	(73)	(73)

Total stockholders’ equity	1,262	5,279

Total liabilities and equity	$9,010	$14,314

See accompanying notes to the condensed consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018

Revenue:
Technology licensing-related party	$—	$563	$—	$883
Technology licensing and related services	—	244	—	269
Total revenue	—	807	—	1,152

Costs and Expenses:
Costs of sales and operating	—	214	—	360
General and administrative expenses	1,423	1.511	4,678	4,427
Stock-based expense	3	370	320	921
Depreciation and amortization	7	9	26	27
Total costs and expenses	1,433	2,104	5,024	5,735

Operating loss	(1,433)	(1,297)	(5,024)	(4,583)

Non-operating (income)/expense:
Equity losses of Joint Ventures	—	70	24	392
Foreign currency (gain)/ losses, net	(29)	(112)	63	(219)
Interest expense	334	319	987	552
Interest income	(25)	(21)	(49)	(31)
Gain on fair value adjustments of derivative liabilities	(203)	(34)	(1,713)	(473)
Other gain	—	—	—	(1,689)

Net Loss	(1,510)	(1,519)	(4,336)	(3,115)
Less: net loss attributable to noncontrolling interests	—	—	—	—
Net loss attributable to SES stockholders	$(1,510)	$(1,519)	$(4,336)	$(3,115)

Net loss per share (Basic and Diluted):
Net loss attributable to SES stockholders	$(0.14)	$(0.14)	$(0.39)	$(0.28)
Weighted average common shares outstanding (Basic):	11,032	10,972	11,025	10,953

See accompanying notes to the condensed consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Net loss, as reported	$(1,510)	$(1,519)	$(4,336)	$(3,115)
Currency translation adjustment	—	(51)	—	99
Comprehensive loss	(1,510)	(1,570)	(4,336)	(3,016)
Less:
Comprehensive loss attributable to noncontrolling interests	—	—	—	652
Comprehensive loss attributable to the Company	$(1,510)	$(1,570)	$(4,336)	$(3,668)

See accompanying notes to the condensed consolidated financial statements

SYNTHESIS ENERGY SYSTEMS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	March 31,
	2019	2018

Cash flows from operating activities:
Net loss	$(4,336)	$(3,115)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based expense	320	921
Amortization of debenture issuance cost	327	168
Depreciation and amortization	26	27
Gain on fair value adjustment of derivative	(1,713)	(473)
Other gains	—	(1,689)
Equity in losses of joint ventures	24	392
Gain on disposal of fixed assets	(1)	—
Changes in operating assets and liabilities:
Accounts receivable-related party	287	(215)
Accounts receivable-third party	—	(125)
Prepaid expenses and other current assets	324	(468)
Inventory	—	43
Other long-term assets	(24)	(39)
Accrued expenses and payables	98	(319)
Net cash used in operating activities	(4,668)	(4,892)

Cash flows from investing activities:
Proceeds from disposal of fixed assets	1	—
Proceeds from TSEC share transfer	—	1,689
Equity investment in joint ventures	(11)	(562)
Net cash (used in)/provided by investing activities	(10)	1,127

Cash flows from financing activities:
Proceeds from issuance of debenture, net	—	7,375
Payments on debenture issuance costs	—	(161)
Net cash provided by financing activities	—	7,214

Net (decrease)/increase in cash	(4,678)	3,449
Cash and cash equivalents, beginning of period	7,071	4,988
Effect of exchange rates on cash	—	137
Cash and cash equivalents, end of period	$2,393	$8,574

Supplemental Disclosures:
Cash paid for interest expense during nine months ended March 31, 2019 and 2018:	$660	$164

There were no non-cash activities related to the nine months ended March 31, 2019.

Non-cash activities during the nine months ended March 31, 2018

●	The company exchanged $150,000 of accounts receivable for $150,000 additional investment in AFE for the nine months ended March 31, 2018.

See accompanying notes to the condensed consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.

Condensed Consolidated Statement of Equity

(In thousands)

(Unaudited)

	Common Stock		Additional		Accumulated Other	Non-
	Shares	Common Stock	Paid-in Capital	Accumulated Deficit	Comprehensive Income	controlling Interest	Total
Balance at June 30, 2017	10,930	$109	$263,809	$(250,464)	$831	$(724)	$13,561
Net loss	—	—	—	(1,575)	—	—	(1,575)
Currency translation adjustment	—	—	—	—	(60)	26	(34)
Stock-based expense	13	—	245	—	—	—	245
Balance at September 30, 2017	10,943	$109	$264,054	$(252,039)	$771	$(698)	$12,197
Net loss	—	—	—	(19)	—	—	(19)
Currency translation adjustment	—	—	—	—	(44)	—	(44)
Gain on disposition of investment in subsidiary	—	—	—	—	(398)	626	228
Stock-based expense	23	1	304	—	—	—	305
Balance at December 31, 2017	10,966	$110	$264,358	$(252,058)	$329	$(72)	$12,667
Net loss	—	—	—	(1,519)	—	—	(1,519)
Currency translation adjustment	—	—	—	—	(51)	—	(51)
Stock-based expense	16	—	371	—	—	—	371
Balance at March 31, 2018	10,982	$110	$264,729	$(253,577)	$278	$(72)	$11,468

Balance at June 30, 2018	10,999	$110	$265,066	$(260,068)	$244	$(73)	$5,279
Net loss	—	—	—	(1,234)	—	—	(1,234)
Currency translation adjustment	—	—	—	—	27	—	27
Stock-based expense	23	—	214	—	—	—	214
Balance at September 30, 2018	11,022	110	265,280	(261,302)	271	(73)	4,286
Net loss	—	—	—	(1,592)	—	—	(1,592)
Currency translation adjustment	—	—	—	—	(27)	—	(27)
Stock-based expense	—	—	102	—	—	—	102
Balance at December 31, 2018	11,022	$110	$265,382	$(262,894)	$244	$(73)	$2,769
Net loss	—	—	—	(1,510)	—	—	(1,510)
Currency translation adjustment	—	—	—	—	—	—	—
Stock-based expense	10	—	3	—	—	—	3
Balance at March 31, 2019	11,032	$110	$265,385	$(264,404)	$244	$(73)	$1,262

See accompanying notes to the condensed consolidated financial statements.

Note 1 — Business and Liquidity

(a) Organization and description of business

Synthesis Energy Systems, Inc. (referred to herein as “we”, “us”, and “our”), together with its wholly-owned and majority-owned controlled subsidiaries, is a global clean energy company that owns proprietary technology, SES Gasification Technology (“SGT”), for the low-cost and environmentally responsible production of synthesis gas (referred to as “syngas”). Our focus has been on commercializing our technology both in China and globally through the regional business platforms we have created with partners in Australia, Australian Future Energy Pty Ltd (“AFE”), and in Poland, SES EnCoal Energy sp. z o.o (“SEE”).

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

Through 2018, our business model had been to create value from our technology in China, through TSEC, in Australia through AFE, in Poland through SEE and from licensing our technology globally into projects in regions such as Brazil and India. However, we have determined that we do not have adequate cash to continue the commercialization of SGT and is now undertaking steps to reduce our expenditures. In the current quarter, we have suspended our global SGT commercialization efforts and we have severed most of our SGT technology resources.

We operate our business from our headquarters located in Houston, Texas and our office in Shanghai, China.

(b) Liquidity, Management’s Plan and Going Concern

As of March 31, 2019, we had $2.4 million in cash and cash equivalents and a negative $4.7 million in working capital. The negative working capital is primarily due to the reclassification of the Senior Secured Debentures (the “Debentures”) from a noncurrent to a current liability in connection with a technical default, see Note 5 – Senior Secured Debentures.

As of May 13, 2019, we had $1.8 million in cash and cash equivalents. Of the $1.8 million in cash and cash equivalents, $1.7 million resides in the United States or easily accessed foreign countries and approximately $0.1 million resides in China.

In the quarter ended March 31, 2019, we undertook additional steps to reduce our overhead expenses through the termination of certain technology and administrative employees and other reductions associated with office expenses and professional fees.

On February 8, 2019, DeLome Fair, President and Chief Executive Officer, and principal financial officer of the Company, notified the Company of her intention to resign as President and Chief Executive Officer, and as a director on the Board effective March 1, 2019. Robert Rigdon, Vice Chairman of the Board and the former Chief Executive Officer of the Company succeeded Ms. Fair as President and Chief Executive Officer and principal financial officer. Ms. Fair’s employment agreement with the Company as of February 2016 was also terminated effective as such date.

On March 29, 2019, Clarksons Platou Securities, Inc. (“CPS”) was engaged by our Board of Directors to act as our financial advisor. CPS will advise us as it conducts a process to evaluate financing options and strategic alternatives such as but not limited to a strategic merger, a sale, a recapitalization and/or a financing consisting of equity and/or debt securities. We remain focused on maximizing shareholder value and protecting the interests of our debtholders. A definitive timetable for completion of the evaluation of financing and strategic alternatives has not been set and there can be no assurance that the process will result in any transaction being announced or completed in the future.

As noted above, CPS has been engaged by our Board of Directors to act as our financial advisor to advise the Company as it conducts a process to evaluate financing options and strategic alternatives such as but not limited to a strategic merger, a sale, a recapitalization and/or a financing consisting of equity and/or debt securities. In addition, we are undertaking further expense reductions which we expect to be realized over the remainder of calendar year 2019 to improve our financial position and preserve our available cash to allow more time to complete the financing and strategic alternative options evaluation work.

As part of our overall strategy, to the extent possible, we intend to (i) work with CPS to complete the evaluation of financing options and strategic alternatives for the Company; (ii) monitor support and facilitate our minority ownership interest in BFR in order to realize the financial value through dividend income or other means; (iii) work to recover cash and monetize our Yima Joint Venture and TSEC Joint Venture operations such as through a restructuring or divestiture; and (iv) taking any additional steps to utilize our existing cash reserves in the most financially productive means possible.

We believe that with the strategies above, we can continue to operate for the next five months. Based on the uncertainty of our plans to improve our financial position, our historical negative operating cash flows, our continued limited cash inflows and the potential uncertainties regarding transferring our funds from China to the U.S., there is substantial doubt about the Company’s ability to continue as a going concern, as disclosed in our prior periodic reports.

We currently plan to use our available cash for: (i) evaluating and implementing financing, divestitures and strategic restructuring options; (ii) paying the interest related to the Debentures; and (iii) working capital for general corporate and administrative expenses.

We currently have very limited financial and human resources to fully implement our plans and due to employee resource reductions and we have suspended our SGT commercialization efforts. We can make no assurances that AFE and our other business operations including any potential return from BFR will provide us with sufficient and timely cash flows to continue our operations.

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

(b) Basis of presentation and principles of consolidation

The condensed consolidated financial statements for the periods presented are unaudited. Operating results for the three and nine month period ending March 31, 2019 are not necessarily indicative of results to be expected for the fiscal year ending June 30, 2019.

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

Immaterial prior period corrections. During the preparation of the condensed consolidated financial statements as of and for the three and nine month period ended March 31, 2019, we have corrected certain amounts related to our historical financial statements for comparative purposes.

●	The allocation of losses to the noncontrolling interests in our subsidiary Synthesis Energy Systems Investments, Inc. (“SESI”), should have excluded certain charges contractually agreed to with the noncontrolling interest shareholder. Accordingly, we made adjustments to increase the net loss attributable to SES stockholders by approximately $43,000 and $461,000 for the three and nine-month periods ending March 31, 2018 with corresponding adjustments to increase accumulated deficit and decrease noncontrolling interests as of March 31, 2018.

●	We also adjusted the balances as of June 30, 2017 on the condensed consolidated statement of equity to increase the noncontrolling interest by approximately $0.5 million, to decrease the accumulated other comprehensive income for approximately $3.2 million which resulted in a decrease in the accumulated deficit for approximately $2.7 million related to the conversion of our Yima Joint Venture investment from the equity method to the cost method in 2013.

●	We also adjusted the balances on the condensed consolidated balance sheets, statement of operations, comprehensive loss, cash flow and statement of equity related to reversing approximately $67,000 of revenue prematurely recognized in the quarter ending September 30, 2018, related to our Yima Joint Venture billings as the collection of the consideration was not considered probable and the billings have not yet been collected.

(c) Accounting for Variable Interest Entities (“VIEs”) and Financial Statement Consolidation Criteria

We have equity investments in various privately held entities. We account for these investments either under the equity method or cost method of accounting depending on our ownership interest and the level of our influence in each joint venture. Investments accounted for under the equity method are recorded based upon the amount of our investment and adjusted each period for our share of the investee’s income or loss. Cost method investments are recorded at cost less any impairments. All investments are reviewed for changes in circumstance or the occurrence of events that suggest an other-than-temporary event where our investment may not be recoverable.

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

The Company’s financial assets and liabilities are classified based on the lowest level of input that is significant for the fair value measurement. The Company measures equity investments without readily determinable fair value on a non- recurring basis. The fair value of the Yima Joint Venture was determined as of June 30, 2018 through an impairment valuation. Since there were no triggering events during the nine-months ended March 31, 2019, the carrying value of the investment in the Yima Joint Venture remains the same. The following table summarizes the assets of the Company measured at fair value as of March 31, 2019 and June 30, 2018 (in thousands):

	March 31, 2019
	Level 1		Level 2		Level 3	Total
Assets:
Certificates of Deposit	$—		$50	(1)	$—	$50
Money Market Funds	454	(2)	—		—	454

Liabilities:
Derivative Liabilities	$—		$—		$251	$251

	June 30, 2018
	Level 1		Level 2		Level 3	Total
Assets:
Certificates of Deposit	$—		$50	(1)	$—	$50
Money Market Funds	4,345	(2)	—		—	4,345
Non-recurring Investment in Yima Joint Venture	—		—		5,000	5,000

Liabilities:
Derivative Liabilities	$—		$—		$1,964	$1,964

(1)	Amount included in current assets on the Company’s consolidated balance sheets.
(2)	Amount included in cash and cash equivalents on the Company’s consolidated balance sheets.

The following table sets forth the changes in the estimated fair value for our Level 3 classified derivative liabilities (in thousands):

Derivative liabilities balance - June 30, 2018	$1,964
Change in fair value	(1,713)
Derivative liabilities balance – March 31, 2019	$251

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

Note 3 – Recently Issued Accounting Standards

In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842). The guidance in this ASU supersedes the leasing guidance in Topic 840, Leases. Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, which makes narrow scope improvements to the standard for specific issues. In July 2018, the FASB also issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which provides an optional transition method allowing the standard to be applied at the adoption date. The new standard is effective for fiscal years beginning after December 15, 2019. The Company is currently evaluating the impact of the pending adoption of the new standard on its consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, which expands the scope of Topic 718, “Compensation – Stock Compensation”, to include share-based payment transactions for acquiring goods and services from non-employees. An entity should apply the requirements of Topic 718 to non-employee awards except for specific guidance on inputs to an option pricing model and the attribution of cost. This amendment specifies that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. This amendment also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. We have elected to early adopt the ASU No. 2018-07 for the quarter ending December 31, 2018 and there was no material effect on our financial condition, results of operations, cash flows or financial disclosures.

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

On April 4, 2019, we entered into a Technology Purchase Option Agreement (the “Agreement”) with AFE. Under the terms of the Agreement, AFE has an exclusive option through July 31, 2019 to purchase 100% ownership of Synthesis Energy Systems Technology, LLC, our wholly-owned subsidiary which owns our interest in the SGT. In addition, ownership rights to SGT are carved out of the transaction and retained by us for China and we have a three-year option period post-closing to monetize SGT for India, Brazil, Poland and for the DRI technology market segment.

AFE issued one million shares to the Company in connection with the execution of the Agreement. AFE would also pay (i) an additional $2.0 million in three equal installments, with the first installment paid at closing and the remainder over the subsequent twelve months, and (ii) $3.8 million on the earlier of the closing of a contruction financing by AFE or five years from closing. The closing of the transaction is subject to the negotiation of definitive agreements and other conditions specified in the Agreement. In addition to the payment schedule above, AFE issued an additional one million shares with the execution of the Agreement and would also pay an additional $100,000 with the first installment paid at closing as full and final settlement of outstanding invoices owing AFE to us at the date of this Agreement.

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

We account for our investment in AFE under the equity method. Our ownership interest of approximately 36% makes us the second largest shareholder. We also maintain a seat on the board of directors which allows us to have significant influence on the operations and financial decisions, but not control, of the company. Our carrying value of our AFE investment as of both March 31, 2019 and June 30, 2018 was zero.

The following summarizes condensed financial information of AFE for the three and nine months ended March 31, 2019 and 2018 and as of March 31, 2019 and June 30, 2018 (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
Income Statement data:	2019	2018	2019	2018
Net loss	$(254)	$(181)	$(245)	$(1,178)

Balance sheet data:	March 31, 2019	June 30, 2018
Total assets	$1,000	$421
Total Equity	542	(158)

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

We account for our investment in BFR under the cost method. Our limited ownership interest in BFR was approximately 11% and we do not have significant influence over the operation or financial decisions made by the company. At the time of the spin-off, the carrying amount of our investment in AFE was reduced to zero through equity losses. As such, the value of the investment in BFR post spin-off was also zero. As of March 31, 2019, our ownership interest in BFR was approximately 11% and the carrying value of our investment in BFR as of both March 31, 2019 and June 30, 2018 was zero.

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

We account for our investment in TMI under the equity method. Our ownership interest of approximately 38% makes us the second largest shareholder. We may appoint one board director for each 15% ownership interest we hold in TMI which allows us to have significant influence on the operations and financial decisions, but not control, of the company. Our carrying value of our TMI investment as of March 31, 2019 was zero.

Cape River Resources Pty Ltd

In October 2018, AFE formed a separate unrelated company, Cape River Resources Pty Ltd (“CRR”) for the purpose of developing the Pentland resource into an operating thermal coal mine. Ownership in CRR was distributed proportionately to the shareholders of AFE with additional shares issued to the management team. Our ownership in CRR is approximately 38% upon the formation of CRR through our ownership interest in AFE. GNE sold its 100% ownership interest in the Pentland Coal Mine to CRR. CRR is currently finalizing the preparation of its Initial Advice Statement of the Pentland Coal Mine project to the Queensland Government for the development of the project for an initial 6.0 million metric tons per annum (“mtpa”) run of mine (“ROM”) coal operation, with allowance for expansion of the project for up to 9.0 million mtpa ROM coal operation. In its first phase of operation, 4.5 million mtpa of coal is planned for export to Asian markets with the balance of 1.5 million mtpa for feedstock to a future proposed coal gasification project. It is anticipated by CRR, based on current planning, for the project to be operational in 2022. CRR has indicated that a drilling program is planned to commence in late 2019 to expand the size and overall quality and understanding of the Pentland resource.

We account for our investment in CRR under the equity method. Our ownership interest of approximately 38% makes us the second largest shareholder. We may appoint one board director for each 15% ownership interest we hold in CRR which allows us to have significant influence on the operations and financial decisions, but not control, of the company. Our carrying value of our CRR investment as of March 31, 2019 was zero.

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

We account for our investment in SEE under the equity method. Our ownership interest of 50% makes us an equal shareholder and we also maintain two of the four seats on the management board which allows us to have significant influence on the operations and financial decisions, but not control, of the company. Our carrying value of our investment in SEE as of March 31, 2019 and June 30, 2018 was approximately $23,000 and $36,000, respectively.

Yima Joint Venture

In August 2009, we entered into joint venture contracts and related agreements with Yima Coal Industry Group Company (“Yima”). We continue to own a 25% interest in the Yima Joint Venture and Yima owns a 75% interest.

In December 2017 and January 2018, on-going development cooperation and discussions with the Yima Joint Venture management resulted in the joint venture agreeing to pay various costs incurred by us during the construction and commissioning period of the facility in the amount of approximately 16 million Chinese Renminbi yuan, (“RMB”), (approximately $2.3 million). As of June 30, 2018, we have received 6.15 million RMB (approximately $0.9 million) of payments from the Yima Joint Venture related to these costs. Additional payments may be forthcoming. Due to uncertainty, revenues will be recorded upon receipt of payment. Dispite our continuous collection efforts, we have not received any additional payments during the nine-months ending March 31, 2019.

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

As of March 31, 2019, the Yima Joint Venture’s third-party loans balance was approximately 46.9 million Chinese Renminbi yuan (“RMB”), approximately $7.0 million, with $5.0 million due in April 2019 and $2.0 million due in April 2020.

Management determined that there was not an other-than-temporary triggering event during the quarter ended March 31, 2019. The carrying value of our Yima Joint Venture investment was approximately $5.0 million as of both March 31, 2019 and June 30, 2018. We continue to monitor the Yima Joint Venture and could record an additional impairment in the future if operating conditions deteriorate or if the cash flow situation worsens.

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

TSEC Joint Venture financial data

The following summarizes condensed financial information of TSEC Joint Venture for the three and nine months ended March 31, 2019 and 2018 and as of March 31, 2019 and June 30, 2018 (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
Income Statement data:	2019	2018	2019	2018
Revenue	$32	$—	$32	$109
Operating loss	(556)	(244)	(1,023)	(1,485)
Net loss	(556)	(244)	(1,023)	(1,485)

Balance sheet data:	March 31, 2019	June 30, 2018
Current assets	$4,092	$5,151
Noncurrent assets	105	1,376
Current liabilities	4,056	4,011
Equity	141	2,516

The TSEC Joint Venture is accounted for under the equity method. Our initial capital contribution in the formation of the venture was the Technology Usage and Contribution Agreement (“TUCA”), which is an intangible asset. As such, we did not record a carrying value at the inception of the venture. The carrying value of our investment in the TSEC Joint Venture as of both March 31, 2019 and June 30, 2018 was zero.

Under the equity method of accounting, losses in the venture are not recorded if the losses cause the carrying value to be negative and there is no requirement to contribute additional capital. As we are not required to contribute additional capital, we have not recognized losses in the venture, as this would cause the carrying value to be negative. Had we recognized our share of the losses related to the venture, we would have recognized losses of approximately $0.3 million and $0.4 million for the nine months ended March 31, 2019 and 2018 respectively, and approximately $3.7 million from inception to date.

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

The Company recorded $8.0 million as the face value of the Debentures and a total of $2.0 million as discount of Debentures and $0.1 million as debt issuance cost for warrants issued to investors and placement agent, which is be amortized to interest expense over the term of the Debenture which resulted in a charge to interest expense of $0.3 million for both the three months ended March 31, 2019 and 2018, and $1.0 million and $0.6 million for the nine month periods ended March 31, 2019 and 2018 respectively.

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

On November 5, 2018, a default occurred related to the Purchase Agreement and the Debentures due to the Company failing to timely file its Annual Report on Form 10-K. If the default is not waived by the holders of the Debentures, the holders may have the option to accelerate the principal and interest outstanding and other mandatory charges on the Debentures. The default has not been waived at the time of filing this Quarterly Report on Form 10-Q and accordingly, we have continued to reclassify the Debenture liabilities from noncurrent liabilities to current liabilities.

Note 6 — Derivative Liabilities

The warrants issued to the Debenture investors and the Placement Agent contain provisions providing for the adjustment of the purchase price and number of shares into which the securities are exercisable under certain events. Under certain events, the Company shall, at the holder’s option, purchase the warrants from the holder by paying the holder an amount in cash based on a Black Scholes Option Pricing Model for remaining unexercised warrants. ASC 815, which establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value. Management used a Monte Carlo Simulation method to value the warrants with Anti-Dilution Protection with the assistance of a third-party valuation expert to initially record the fair value of these derivatives. The third-party valuation expert also assisted management in valuing the derivatives as of the year ended June 30, 2018 and the quarters ended September 30, 2018, December 31, 2018 and March 31, 2019 with the changes in the fair value reported as non-operating income or expense.

To execute the model and value the derivatives, certain assumptions were needed as noted below:

Assumptions	Year Ended June 30, 2018	Quarter Ended March 31, 2019
Warrant Issue Date:	October 24, 2017	October 24, 2017
Valuation Date:	June 30, 2018	March 31, 2019
Warrant Expiration Date:	October 31, 2022	October 31, 2022
Total Number of Warrants Issued:	1,070,000	1,070,000
Warrant Exercise Price (USD):	4.00	4.00
Next Capital Raise Date:(1)	June 30, 2019	September 30, 2019
Threshold Exercise Price Post Capital Raise:(2)	2.15	0.80
Spot Price (USD):	3.28	0.55
Expected Life (Years):	4.3	3.6
Volatility:	65.0%	75.0%
Volatility (Per-period Equivalent):	18.8%	21.7%
Risk Free Interest Rate:	2.71%	2.21%
Risk Free Rate (Per-period Equivalent):	0.22%	0.18%

Nominal Value (USD Mn):	4.3	4.3
No. of Shares on Conversion (Mn):	1.1	1.1
Contracted Conversion Ratio:	1:1	1:1

Fair Values (in thousands)
Fair Value without Anti-Dilution Protection:	$1,704	$76
Fair Value of Embedded Derivative:	260	175
Fair Value of the Warrants Issued:	$1,964	$251

Gain/(Loss) on Fair Value Adjustments to Derivative Liabilities	$126	$203

(1)	Next Capital Raise Date was assumed to be within a year of the debt offering and each valuation date. This was assumed as the Company has registered some type of capital raise in each year for the past 3 years. The Company may not have executed the capital raise but did register.
(2)	Threshold Exercise Price Post Capital Raise is assumed to be the 52-week low closing price, not to be confused with the 52-week low of the stock price with a floor price of $0.80 referenced in the Common Stock Purchase Warrant.

The change in the derivative liability was mostly due to the Company’s stock price movements. Other changes in assumptions are listed above, some change with the passage time, interest rate fluctuations and stock market volatility.

Note 7 — Risks and Uncertainties

As of March 31, 2019, we had $2.4 million in cash and cash equivalents and a negative $4.7 million of working capital. The negative working capital is primarily due to the reclassification of the Debentures from noncurrent liabilities to current liabilities in connection with the technical default discussed above in Note 5 – Senior Secured Debentures.

As of May 13, 2019, we had $1.8 million in cash and cash equivalents. Of the $1.8 million in cash and cash equivalents, $1.7 million resides in the United States or easily accessed foreign countries and approximately $0.1 million resides in China.

In the quarter ended March 31, 2019, we undertook additional steps to reduce our overhead expenses through the termination of certain technology and administrative employees and other reductions associated with office expenses and professional fees.

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

We believe that with the strategies above, we can continue to operate for the next five months, assuming we can successfully transfer our funds currently in China to the U.S. Based on the uncertainty of our plans to improve our financial position, our historical negative operating cash flows , our continued limited cash inflows and the potential uncertainties regarding transferring our funds from China to the U.S., there is substantial doubt about the Company’s ability to continue as a going concern, as disclosed in our prior periodic reports.

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

As noted in Note 1, Business and Liquidity, we have limited resources and are pursuing various cost cutting measures to preserve our liquidity. Additionally, we are seeking to improve our financial position and we may choose to raise additional capital through alternatives such as equity and debt financing, divesting certain assets such as our interests in our Yima Joint Venture, our TSEC Joint Venture and our technology, and/or restructuring the Company. We cannot provide any assurance that any of these alternatives will be available to us in the future on acceptable terms or at all. Any such alternative could be dilutive to our existing stockholders and debtholders. If we cannot raise required funds on acceptable terms, we may further substantially reduce our expenses and we may not be able to, among other things, (i) sustain our general and administrative expenses; (ii) fund certain obligations as they become due including license fees and other vendor payments; (iii) respond to unanticipated capital requirements; or (iv) repay our indebtedness. In addition, we may be forced to seek relief to avoid or end insolvency through other proceedings, including bankruptcy.

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

If we do not regain compliance before August 5, 2019, the NASDAQ stated that it will provide us with written notice that our securities are subject to delisting. At that time, we may appeal the NASDAQ’s determination to a NASDAQ Listing Qualifications Panel, which would stay any further delisting action by the NASDAQ pending the final decision by the panel. Alternatively, we may be eligible for an additional grace period if we meet the initial listing standards, with the exception of bid price, for the NASDAQ Capital Market, and we effect a reverse stock split. As part of the proxy statement for the Company’s Annual Meeting of Stockholders for the year ended June 30, 2018, the Company is seeking stockholder approval to authorize a reverse split with the Board’s discretion to regain compliance. We cannot provide any assurances that such approval will be received.

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

We may be subject to future impairment losses due to potential declines in the fair value of our assets. As noted in Note 4 – Current Projects – Yima Joint Venture, management determined that there was not an other-than-temporary triggering event during the quarter ended March 31, 2019. The carrying value of our Yima Joint Venture investment was approximately $5.0 million as of both March 31, 2019 and June 30, 2018. We continue to monitor the Yima Joint Venture and could record an additional impairment in the future if operating conditions deteriorate or if the cash flow situation worsens.

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

Stock-Based Compensation

As of March 31, 2019, the Company has outstanding stock option and restricted stock awards granted under the Company’s 2015 Long Term Incentive Plan (the “2015 Incentive Plan”) and Amended and Restated 2005 Incentive Plan (the “2005 Incentive Plan”), under which the Company’s stockholders have authorized a total of 2,625,000 shares of common stock for awards under the 2015 and 2005 Incentive Plan. The 2005 Incentive Plan expired as of November 7, 2015 and no future awards will be made thereunder. As of March 31, 2019, there were 359,787 shares authorized for future issuance pursuant to the 2015 Incentive Plan. Under the 2015 Incentive Plan, the Company may grant incentive and non-qualified stock options, stock appreciation rights, restricted stock units and other stock-based awards to officers, directors, employees and non-employees. Stock option awards generally vest ratably over a one to four year period and expire ten years after the date of grant.

Restricted stock activity during the nine months ended March 31, 2019 was as follows:

Restricted stock outstanding March 31, 2019

Unvested shares outstanding at June 30, 2018	9,837
Granted	—
Vested	(9,837)
Forfeited	—
Unvested shares outstanding at March 31, 2019	—

Stock option activity during the nine months ended March 31, 2019 was as follows:

Number of Underlying
Stock Options

Outstanding at June 30, 2018	1,720,732
Granted	—
Exercised	—
Cancelled/expired	(378,072)
Outstanding at March 31, 2019	1,342,660
Exercisable at March 31, 2019	1,338,462

On October 31, 2018, the Company issued warrants to Market Development Consulting Group, Inc. (“MDC”), the Company’s investor relations advisor, to acquire 100,000 shares of the Company’s common stock at an exercise price of $1.30 per share according to the term of the consulting agreement, as amended on October 31, 2018, between the Company and MDC. The fair value of the warrants was estimated to be approximately $0.1 million at the issuance. On January 31, 2019, the Company terminated the consulting agreement amended on October 31, 2018 between the Company and MDC, which resulted in 75,000 shares of warrants was cancelled according to the consulting agreement.

Stock warrants activity during the nine months ended March 31, 2019 were as follows:

Number of Underlying
Warrants

Outstanding at June 30, 2018	1,676,021
Granted	100,000
Exercised	—
Forfeited	(75,000)
Outstanding at March 31, 2019	1,701,021
Exercisable at March 31, 2019	1,701,021

The fair value of the warrants issued during the nine months ended March 31, 2019 to MDC was estimated at the date of grant using Black-Scholes-Morton model with the following weighted-average assumptions:

Risk-free rate of return	3.15%
Expected life of award	10 years
Expected dividend yield	0.00%
Expected volatility of stock	94%
Weighted-average grant date fair value	$1.12

The Company recognizes the stock-based expense related to the Incentive Plan awards and warrants over the requisite service period. The following table presents stock based compensation expense attributable to stock option awards issued under the Incentive Plan and attributable to warrants and common stock issued to consulting firms as compensation (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018

2005 and 2015 Incentive Plans	$3	$370	$222	$707
Warrants and common stock	—	—	98	214
Total stock-based compensation expense	$3	$370	$320	$921

Note 10 – Net Loss Per Share

All share amounts and number of shares used in the calculation of earnings per share have been adjusted for the 1 for 8 reverse stock split which became effective on December 4, 2017.

Historical net loss per share of common stock is computed using the weighted average number of shares of common stock outstanding. Basic loss per share excludes dilution and is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Stock options, warrants and unvested restricted stock are the only potential dilutive share equivalents the Company had outstanding for the periods presented. For the nine months ended March 31, 2019 and 2018, options, restricted shares and warrants to purchase common stock totaling 3.0 million and 3.6 million shares, respectively, were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive as the Company incurred net losses during those periods.

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

Note 12 – Segment Information

The Company’s reportable operating segments have been determined in accordance with internal management reporting structure and include SES Foreign Operating, Technology Licensing and Related Services, and Corporate. The SES Foreign Operating reporting segment includes all of the assets, operations and related administrative costs for China and our equity positions and earnings related to our investments interests including AFE, BFR, the Yima Joint Venture and the TSEC Joint Venture. The Technology Licensing and Related Services reporting segment includes all operating activities related to our technology group. The Corporate reporting segment includes the executive and administrative expenses of the corporate office in Houston. The Company evaluates performance based upon several factors, of which a primary financial measure is segment operating income or loss.

The following table presents statements of operations data and assets by segment (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Revenue:
SES Foreign Operating	$—	$563	$—	$614
Technology licensing and related services	—	244	—	445
Corporate & other	—	—	—	93
Total revenue	$—	$807	$—	$1,152

Depreciation and amortization:
SES Foreign Operating	$1	$3	$5	$9
Technology licensing and related services	—	—	—	—
Corporate & other	6	6	21	18
Total depreciation and amortization	$7	$9	$26	$27

Operating loss:
SES Foreign Operating	$(83)	$290	$(432)	$31
Technology licensing and related services	(183)	(131)	(1,155)	(782)
Corporate & other	(1,167)	(1,456)	(3,437)	(3,832)
Total operating loss	$(1,433)	$(1,297)	$(5,024)	$(4,583)

Interest Expense:
SES Foreign Operating	$—	$—	$—	$—
Technology licensing and related services	—	—	—	—
Corporate & other	334	319	987	552
Total interest expense	$334	$319	$987	$552

	March 31, 2019	June 30, 2018
Assets:
SES Foreign Operating	$5,602	$7,402
Technology licensing and related services	1,007	984
Corporate	2,401	5,928
Total assets	$9,010	$14,314

Note 13 — Subsequent Events

On April 4, 2019, we entered into a Techonology Purchase Option Agreement (the “Agreement”) with AFE. Under the terms of the Agreement, AFE has an exclusive option through July 31, 2019 to purchase 100% ownership of Synthesis Engergy Systems Technology, LLC, a wholly-owned subsidiary which owns our interest in the SGT. In addition, ownership rights to SGT are carved out of the transaction and retained by us for China and we have a three-year option period post-closing to monetize SGT for India, Brazil and Poland, and for the DRI technology market segment.

AFE issued one million shares to us in connection with the execution of the Agreement. AFE would also pay (i) an additional $2.0 million in three equal installments, with the first installment paid at closing and the remainder over the subsequent twelve months, and (ii) $3.8 million on the earlier of the closing of a construction financing by AFE or five years from closing. The closing of the transaction is subject to the negotiation of definitive agreements and other conditions specified in the Agreement. In addition to the payment schedule above, AFE issued an additional one million shares with the execution of the Agreement and would also pay an additional $100,000 with the first instament paid at closing as full and final settlement of outstanding invoices owed by AFE to us at the date of this Agreement.

On April 29, 2019, BFR issued additional shares as part of a rights offering. We did not execute our rights in this offering and therefore after the completion of the offering process and the issuance of the additional shares, our ownership interest has been diluted from approximately 11% to approximately 7%.

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

Business Overview

Synthesis Energy Systems, Inc. (referred to herein as “we”, “us”, and “our”), together with its wholly-owned and majority-owned controlled subsidiaries is a global clean energy company that owns proprietary technology, SES Gasification Technology (“SGT”), for the low-cost and environmentally responsible production of synthesis gas (referred to as “syngas”). Our focus has been on commercializing our technology both in China and globally through the regional business platforms we have created with partners in Australia, Australian Future Energy Pty Ltd (“AFE”), and in Poland, SES EnCoal Energy sp. z o.o (“SEE”).

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

Through 2018, our business model had been to create value from our technology in China, through TSEC, in Australia through AFE, in Poland through SEE and from licensing our technology globally into projects in regions such as Brazil and India. However, we have determined that we do not have adequate cash to continue the commercialization of SGT and is now undertaking steps to reduce our expenditures. In the current quarter, we have suspended our global SGT commercialization efforts and we have severed most of our SGT technology resources.

On March 29, 2019, Clarksons Platou Securities, Inc. (“CPS”) was engaged by our Board of Directors to act as our financial advisor. CPS will advise us as it conducts a process to evaluate financing options and strategic alternatives such as but not limited to a strategic merger, a sale, a recapitalization and/or a financing consisting of equity and/or debt securities. We remain focused on maximizing shareholder value and protecting the interests of our debtholders. A definitive timetable for completion of the evaluation of financing and strategic alternatives has not been set and there can be no assurance that the process will result in any transaction being announced or completed in the future.

On April 4, 2019, we entered into a Technology Purchase Option Agreement (the “Agreement”) with AFE. Under the terms of the Agreement, AFE has an exclusive option through July 31, 2019 to purchase 100% ownership of Synthesis Energy Systems Technology, LLC, our wholly-owned subsidiary which owns our interest in the SGT. In addition, ownership rights to SGT are carved out of the transaction and retained by us for China and we have a three-year option period post-closing to monetize SGT for India, Brazil, Poland and for the DRI technology market segment. We intend to work with our partners and customers in these carved out regions to seek mutually agreeable terms under which SGT can be utilized in those regions.

AFE issued one million shares to us in connection with the execution of the Agreement. AFE would also pay (i) an additional $2.0 million in three equal installments, with the first installment paid at closing and the remainder over the subsequent twelve months, and (ii) $3.8 million on the earlier of the closing of a contruction financing by AFE or five years from closing. The closing of the transaction is subject to the negotiation of definitive agreements and other conditions specified in the Agreement. In addition to the payment schedule above, AFE issued an additional one million shares with the execution of the Agreement and would also pay an additional $100,000 with the first installment paid at closing as full and final settlement of outstanding invoices owing AFE to us at the date of this Agreement.

Currently, AFE is developing energy and resource projects with what we believe to be the necessary commercial and financing structures to deliver attractive financial results. We own approximately 36% of AFE. AFE is primarily focused on the development of its Gladstone Energy and Ammonia Project and the raising of funds that would allow this project to advance into Front-End Engineering Design (FEED) and would allow AFE to complete the purchase of Synthesis Energy Systems Technology, LLC from the Company.

We operate our business from our headquarters located in Houston, Texas and our office in Shanghai, China.

Outlook

As of March 31, 2019, we had $2.4 million in cash and cash equivalents and a negative $4.7 million of working capital. The negative working capital is primarily due to the reclassification of the Senior Secured Debentures (the “Debentures”) from a noncurrent to a current liability in connection with a technical default.

As of May 13, 2019, we had $1.8 million in cash and cash equivalents. Of the $1.8 million in cash and cash equivalents, $1.7 million resides in the United States or easily accessed foreign countries and approximately $0.1 million resides in China.

In the quarter ended March 31, 2019, we undertook additional steps to reduce our overhead expenses through the termination of certain technology and administrative employees and other reductions associated with office expenses and professional fees.

On February 8, 2019, DeLome Fair, President and Chief Executive Officer, and principal financial officer of the Company, notified the Company of her intention to resign as President and Chief Executive Officer, and as a director on the Board effective March 1, 2019. Robert Rigdon, Vice Chairman of the Board and the former Chief Executive Officer of the Company succeeded Ms. Fair as President and Chief Executive Officer and principal financial officer. Ms. Fair’s employment agreement with the Company as of February 2016 was also terminated effective as such date.

As noted above, CPS has been engaged by our Board of Directors to act as our financial advisor to advise the Company as it conducts a process to evaluate financing options and strategic alternatives such as but not limited to a strategic merger, a sale, a recapitalization and/or a financing consisting of equity and/or debt securities. In addition, we are undertaking further expense reductions which we expect to be realized over the remainder of calendar year 2019 to improve our financial position and preserve our available cash to allow more time to complete the financing and strategic alternative options evaluation work.

As part of our overall strategy, to the extent possible, we intend to (i) work with CPS to complete the evaluation of financing options and strategic alternatives for the Company; (ii) monitor support and facilitate our minority ownership interest in BFR in order to realize the financial value through dividend income or other means; (iii) work to recover cash and monetize our Yima Joint Venture and TSEC Joint Venture operations such as through a restructuring or divestiture; and (iv) taking any additional steps to utilize our existing cash reserves in the most financially productive means possible.

We believe that with the strategies above, we can continue to operate for the next five months. Based on the uncertainty of our plans to improve our financial position, our historical negative operating cash flows , our continued limited cash inflows and the potential uncertainties regarding transferring our funds from China to the U.S., there is substantial doubt about the Company’s ability to continue as a going concern, as disclosed in our prior periodic reports.

We currently plan to use our available cash for: (i) evaluating and implementing financing, divestitures and strategic restructuring options; (ii) paying the interest related to the Debentures; and (iii) working capital for general corporate and administrative expenses.

We currently have very limited financial and human resources to fully implement our plans and due to employee resource reductions and we have suspended our SGT commercialization efforts. We can make no assurances that AFE and our other business operations including any potential return from BFR will provide us with sufficient and timely cash flows to continue our operations.

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

Results of Operations

Three Months Ended March 31, 2019 (“Current Quarter”) Compared to the Three Months Ended March 31, 2018 (“Comparable Quarter”)

Revenue. There was no revenue for the Current Quarter as compared to $0.8 million for the Comparable Quarter. The Comparable Quarter revenue was primarily due to $0.6 million of payments of past due invoices related to technical consulting and engineering services provided to our Yima Joint Venture during the construction and commissioning period, and $0.2 million from a third-party customer related to their feasibility study.

Costs of sales expenses. Total costs of sales expenses were zero for the Current Quarter as compared to $0.2 million for the Comparable Quarter. Cost of sales of $0.2 million for the Comparable Quarter was related to the costs of technical consulting and engineering services provided to a third-party customer’s feasibility study.

General and administrative expenses. General and administrative expenses were $1.4 million in the Current Quarter as compared with $1.5 million for the Comparable Quarter. The $0.1 million decrease was primarily due to the reduction of employee related compensation costs.

Stock-based expense. Stock-based expense was $3,000 for the Current Quarter as compared to $0.4 million for the Comparable Quarter. The decrease was primarily due to the fact that no new stock options and warrants were issued during the Current Quarter as compared with the Comparable Quarter.

Depreciation and amortization. Depreciation and amortization expense was $7,000 for the Current Quarter as compared with $9,000 for the Comparable Quarter, which primarily relates to the amortization of our global patents.

Equity in losses of joint ventures. The equity losses of joint ventures was zero during the Current Quarter as compared to $70,000 of equity losses for the Comparable Quarter, which primarily related to our share of the losses incurred by AFE.

Gain on fair value adjustments of derivative liabilities. The net gain on fair value adjustments of derivative liabilities was approximately $0.2 million for the Current Quarter as compared with approximately $34,000 for the Comparable Quarter. This resulted from the lower fair market value for our warrants issued to the debentures investors and the placement agent as of March 31, 2019 versus the fair market value as of March 31, 2018. The change in the derivative liability was primarily due to movements in the Company’s stock price. Other changes in the assumptions related to the passage of time, interest rate fluctuations and stock market volatility.

Interest expense. Interest expense was $0.3 million for both the Current Quarter and the Comparable Quarter, which was primarily due to the interest related to the Debentures and the amortization of debt discount and issuance costs for the Debentures issued in October 2017.

Foreign currency gain. Foreign currency gain was approximately $29,000 for the Current Quarter as compared with a gain of $0.1 million for the Comparable Quarter. The foreign currency gain of both quarters were the result of appreciation of the Chinese Renminbi yuan (“RMB”) to the U.S. dollar during the Current Quarter and Comparable Quarter.

Nine Months Ended March 31, 2019 (“Current Period”) Compared to the Nine Months Ended March 31, 2018 (“Comparable Period”)

Revenue. There was no revenue for the Current Period as compared to $1.2 million for the Comparable Period, which was primarily due to $0.6 million of payments of past due invoices related to technical consulting and engineering services provided to our Yima Joint Venture during the construction and commissioning period, $0.2 million related to our collection of past due invoice from our Tianwo-SES Joint Venture prior to the transfer of shares, $0.1 million related to services provided to AFE and $0.3 million from a third-party customer related to their feasibility study.

Costs of sales and operating expenses. Total costs of sales and plant operating expenses was zero for the Current Period as compared to $0.4 million for the Comparable Period, which was primarily due to the costs of technical consulting and engineering services provided to a third-party customer in the amount of $0.2 million and $0.2 million in costs related to our Yima Joint Venture, Tianwo-SES Joint Venture and AFE.

General and administrative expenses. General and administrative expenses were $4.7 million in the Current Period compared with $4.4 million for the Comparable Period. The $0.3 million increase was due primarily to the increased allowance for doubtful account receivables, which was offset in part by the reduction of employee related compensation costs.

Stock-based expense. Stock-based expense was $0.3 million for the Current Period as compared to $0.9 million for the Comparable Period. The decrease of $0.6 million was due primarily to a decrease in the value and number of stock options and warrants issued during the Current Period as compared with the Comparable Period.

Depreciation and amortization. Depreciation and amortization expense was $26,000 for the Current Period compared with $27,000 for the Comparable Period, which primarily related to the amortization of our global patents.

Equity in losses of joint ventures. The equity losses of joint ventures was $24,000 during the Current Period as compared to $0.4 million equity losses for the Comparable Period, which primarily related to our share of the losses incurred by AFE.

Gain on fair value adjustments of derivative liabilities. The net gain on fair value adjustments of derivative liabilities was approximately $1.7 million for the Current Period compared with $0.5 million for the Comparable Period, which resulted from the lower fair market value for our warrants issued to the debentures investors and placement agent as of March 31, 2019 versus the fair market value as of March 31, 2018. The change in the derivative liability was primarily due to movements in the Company’s stock price. Other changes in the assumptions related to the passage of time, interest rate fluctuations and stock market volatility.

Other gain. Other gain was zero for the Current Period as compared to $1.7 million for the Comparable Period, which was primarily due to the transfer of shares related to the restructure of the Tianwo-SES Joint Venture.

Interest expenses. Interest expense was $1.0 million for the Current Period as compared to $0.6 million for the Comparable Period, which was primarily due to the interest related to the Debentures and the amortization of debt discount and issuance costs for the Debentures issued in October 2017.

Foreign currency gain / loss. Foreign currency loss was $63,000 for the Current Period as compared a foreign currency gain of $0.2 million for the Comparable Period. The $63,000 foreign currency loss for the Current Period primarily resulted from the 1.8% depreciation of the RMB relative to the USD for the Current Period as compared to an appreciation of the RMB relative to the USD of 7.2% for the Comparable Period.

Liquidity and Capital Resources

As of March 31, 2019, we had $2.4 million in cash and cash equivalents and a negative $4.7 million of working capital. The negative working capital is primarily due to the reclassification of the Debentures from a noncurrent to a current liability in connection with a technical default discussed below.

As of May 13, 2019, we had $1.8 million in cash and cash equivalents. Of the $1.8 million in cash and cash equivalents, $1.7 million resides in the United States or easily accessed foreign countries and approximately $0.1 million resides in China.

On October 24, 2017, we entered into a securities purchase agreement (the “Purchase Agreement”) with certain accredited investors (the “Purchasers”) for the purchase of $8.0 in principal amount of Senior Secured Debentures (the “Debentures”). The Debentures have a term of 5 years with an interest rate of 11% that adjusts to 18% per annum in the event the Company defaults on an interest payment. The Debentures require that dividends received from BFR are used to pay down the principal amounts of outstanding Debentures. Additionally, we issued warrants to purchase 1,000,000 shares of Common Stock at $4.00 per common share. The net offering proceeds to us from the sale of the Debentures and warrants, after deducting the placement agent’s fee and associated costs and expenses, was approximately $7.4 million, not including the proceeds, if any, from the exercise of the warrants issued in this the offering. The Purchase Agreement and the Debentures contain certain customary representations, warranties and covenants. There are no financial metric covenants related to the Debentures. The transaction was approved by a special committee of our board of directors due to the fact that certain board members were Purchasers. Interest on the outstanding balance of Debentures is payable quarterly. All unpaid principal and interests on the Debentures will be due on October 23, 2022.

On November 5, 2018, a default occurred related to the Purchase Agreement and the Debentures due to the Company failing to file its Annual Report on Form 10-K on time. If the default is not waived by the holders of the Debentures, the holders may have the option to accelerate the principal and interest outstanding and other mandatory charges on the Debentures. The default has not been waived at the time of filing this Quarterly Report on Form 10-Q and accordingly, we have reclassified the Debenture liabilities from noncurrent liabilities to current liabilities.

The following summarizes the sources and uses of cash during the Current Period:

●	Operating Activities: During the Current Period, we used $4.7 million in cash for operating activities compared to $4.9 million during the Comparable Period. This decrease was primarily due to the reduction in employee related compensation costs.

●	Investing Activities: During the Current Period, we used approximately $11,000 to invest in our SEE joint venture and received approximately $1,000 for disposal of fixed assets in investing activities. During the Comparable Period, we had a net source of cash of $1.1 million in investing activities which included $1.7 million proceeds from the Tianwo-SES Joint Venture share transfer, and $0.6 million additional investment in our AFE and SEE Joint Ventures.

●	Financing Activities: There was no financing activities for the Current Period. During the Comparable Period, we received net proceeds of $7.4 million from issuance of the Debentures and paid legal fees of $0.2 million related to issuance costs of the Debentures.

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

On April 4, 2019, we entered into a Technology Purchase Option Agreement (the “Agreement”) with AFE. Under the terms of the Agreement, AFE has an exclusive option through July 31, 2019 to purchase 100% ownership of Synthesis Energy Systems Technology, LLC, our wholly-owned subsidiary which owns our interest in the SGT. In addition, ownership rights to SGT are carved out of the transaction and retained by us for China and we have a three-year option period post-closing to monetize SGT for India, Brazil, Poland and for the DRI technology market segment. We intend to work with our partners and customers in these carved out regions to seek mutually agreeable terms under which SGT can be utilized in those regions.

AFE issued one million shares to us in connection with the execution of the Agreement. AFE would also pay (i) an additional $2.0 million in three equal installments, with the first installment paid at closing and the remainder over the subsequent twelve months, and (ii) $3.8 million on the earlier of the closing of a contruction financing by AFE or five years from closing. The closing of the transaction is subject to the negotiation of definitive agreements and other conditions specified in the Agreement. In addition to the payment schedule above, AFE issued an additional one million shares with the execution of the Agreement and would also pay an additional $100,000 with the first installment paid at closing as full and final settlement of outstanding invoices owing AFE to us at the date of this Agreement.

Currently, AFE is focused on raising the necessary funds that would allow this project to advance into Front-End Engineering Design (FEED) and allow AFE to complete the purchase of Synthesis Energy Systems Technology, LLC from the Company.

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

We account for our investment in AFE under the equity method. Our ownership interest of approximately 36% makes us the second largest shareholder. We also maintain a seat on the board of directors, which allows us to have significant influence on the operations and financial decisions, but not control, of the company. Our carrying value of our AFE investment as of both March 31, 2019 and June 30, 2018 was zero.

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

In January 2018, the Minister of Natural Resources, Mines and Energy approved BFR’s mining lease application through to 2043 for Callide coal mine’s Boundary Hill South Project. The Callide mining tenure extends across 180 square kilometers and contains an estimated coal resource of up to 1.7 billion metric tons and saleable coal production averages 10 million metric tons per year

We account for our investment in BFR under the cost method. Our limited ownership interest in BFR was approximately 11% and we do not have significant influence over the operation or financial decisions made by the company. At the time of the spin-off, the carrying amount of our investment in AFE was reduced to zero through equity losses. As such, the value of the investment in BFR post spin-off was also zero. As of March 31, 2019, our ownership interest in BFR was approximately 11% and the carrying value of our investment in BFR as of both March 31, 2019 and June 30, 2018 was zero.

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

We account for our investment in TMI under the equity method. Our ownership interest of approximately 38% makes us the second largest shareholder. We may appoint one board director for each 15% ownership interest we hold in TMI which allows us to have significant influence on the operations and financial decisions, but not control, of the company. Our carrying value of our TMI investment as of March 31, 2019 was zero.

Cape River Resources Pty Ltd

In October 2018, AFE formed a separate unrelated company, Cape River Resources Pty Ltd (“CRR”) for the purpose of developing the Pentland resource into an operating thermal coal mine. Ownership in CRR was distributed proportionately to the shareholders of AFE with additional shares issued to the management team. Our ownership in CRR is approximately 38% upon the formation of CRR through our ownership interest in AFE. GNE sold its 100% ownership interest in the Pentland Coal Mine to CRR. CRR is currently finalizing the preparation of its Initial Advice Statement of the Pentland Coal Mine project to the Queensland Government for the development of the project for an initial 6.0 million metric tons per annum (“mtpa”) run of mine (“ROM”) coal operation, with allowance for expansion of the project for up to 9.0 million mtpa ROM coal operation. In its first phase of operation, 4.5 million mtpa of coal is planned for export to Asian markets with the balance of 1.5 million mtpa for feedstock to a future proposed coal gasification project. It is anticipated by CRR, based on current planning, for the project to be operational in 2022. CRR has indicated that a drilling program is planned to commence in late 2019 to expand the size and overall quality and understanding of the Pentland resource.

We account for our investment in CRR under the equity method. Our ownership interest of approximately 38% makes us the second largest shareholder. We may appoint one board director for each 15% ownership interest we hold in CRR which allows us to have significant influence on the operations and financial decisions, but not control, of the company. Our carrying value of our CRR investment as of March 31, 2019 was zero.

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

For our ownership interest in SEE, we have been contributing cash and assisting in the development of SEE. SEE was funded in January 2018 with a cash contribution of approximately $6,000 and additional funding in March 2018 of approximately $76,000. In August 2018, we made an additional cash contribution of approximately $11,000.

We account for our investment in SEE under the equity method. Our ownership interest of 50% makes us an equal shareholder and we also maintain two of the four seats on the management board which allows us to have significant influence on the operations and financial decisions, but not control, of the company. Our carrying value of our investment in SEE as of March 31, 2019 and June 30, 2018 was approximately $23,000 and $36,000, respectively.

Yima Joint Venture

In August 2009, we entered into joint venture contracts and related agreements with Yima Coal Industry Group Company (“Yima”). We continue to own a 25% interest in the Yima Joint Venture and Yima owns a 75% interest.

In December 2017 and January 2018, on-going development cooperation and discussions with the Yima Joint Venture management resulted in the joint venture agreeing to pay various costs incurred by us during the construction and commissioning period of the facility in the amount of approximately 16 million Chinese Renminbi yuan, (“RMB”), (approximately $2.3 million). As of June 30, 2018, we have received 6.15 million RMB (approximately $0.9 million) of payments from the Yima Joint Venture related to these costs. Additional payments may be forthcoming. Due to uncertainty, revenues will be recorded upon receipt of payment. Dispite our continuous collection efforts, we have not received any additional payments during the nine-months ending March 31, 2019.

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

As of March 31, 2019, the Yima Joint Venture’s third-party loans balance was approximately 46.9 million Chinese Renminbi yuan (“RMB”), approximately $7.0 million, with $5.0 million due in April 2019 and $2.0 million due in April 2020.

Management determined that there was not an other-than-temporary triggering event during the quarter ended March 31, 2019. The carrying value of our Yima Joint Venture investment was approximately $5.0 million as of both March 31, 2019 and June 30, 2018. We continue to monitor the Yima Joint Venture and could record an additional impairment in the future if operating conditions deteriorate or if the cash flow situation worsens.

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

The TSEC Joint Venture is accounted for under the equity method. Our initial capital contribution in the formation of the venture was the Technology Usage and Contribution Agreement (“TUCA”), which is an intangible asset. As such, we did not record a carrying value at the inception of the venture. The carrying value of our investment in the TSEC Joint Venture as of both March 31, 2019 and June 30, 2018 was zero.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, as of March 31, 2019, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Corporate Controller, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Corporate Controller concluded that as of March 31, 2019, as a result of the material weakness in our internal control over financial reporting discussed below and in the Company’s Annual Report on Form 10-K, for the year ended June 30, 2018, our disclosure controls and procedures were not effective in ensuring that the information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Corporate Controller, as appropriate to allow timely decisions regarding disclosure.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three-months ended March 31, 2019 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There are numerous factors that affect our business and results of operations, many of which are beyond our control. In addition to information set forth in this quarterly report, you should carefully read and consider “Item 1A. Risk Factors” in Part I and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of our annual report on Form 10-K for the year ended June 30, 2018, which contains descriptions of significant risks that might cause our actual results of operations in future periods to differ materially from those currently anticipated or expected. Except as discussed below, there have been no material changes from the risks previously disclosed in our annual report on Form 10-K for the year ended June 30, 2018.

We will require substantial additional funding, and our failure to raise additional capital necessary to support and expand our operations could reduce our ability to compete and could harm our business.

As of March 31, 2019, we had $2.4 million in cash and cash equivalents and a negative $4.7 million of working capital. The negative working capital is primarily due to the reclassification of the Debentures from noncurrent liabilities to current liabilities in connection with a technical default.

As of May 13, 2019, we had $1.8 million in cash and cash equivalents. Of the $1.8 million in cash and cash equivalents, $1.7 million resides in the United States or easily accessed foreign countries and approximately $0.1 million resides in China.

In the quarter ended March 31, 2019, we undertook additional steps to reduce our overhead expenses through the termination of certain technology and administrative employees and other reductions associated with office expenses and professional fees.

As part of our overall strategy, to the extent possible, we intend to (i) work with CPS to complete the evaluation of financing options and strategic alternative for the Company; (ii) monitor support and facilitate our minority ownership in BFR in order to realize the financial value through dividend income or other means; (iii) work to recover cash and monetize our Yima Joint Venture and TSEC Joint Venture operations such as through a restructuring or divestiture; and (iv) taking any additional steps to utilize our existing cash reserves in the most financially productive means possible.

We believe that with the strategies above, we can continue to operate for the next five months. Based on the uncertainty of our plans to improve our financial position, our historical negative operating cash flows, our continued limited cash inflows and the potential uncertainties regarding transferring our funds from China to the U.S., there is substantial doubt about the Company’s ability to continue as a going concern, as disclosed in our prior periodic reports.

We currently plan to use our available cash for: (i) evaluating and implementing financing, divestitures and strategic restructuring options; (ii) paying the interest related to the Debentures; and (iii) working capital for general corporate and administrative expenses.

We currently have very limited financial and human resources to fully implement our plans and due to employee resource reductions and we have suspended our SGT commercialization efforts. We can make no assurances that AFE and our other business operations including any potential return from BFR will provide us with sufficient and timely cash flows to continue our operations.

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

Management determined that there was not an other-than-temporary triggering event during the quarter ended March 31, 2019. The carrying value of our Yima Joint Venture investment was approximately $5.0 million as of both March 31, 2019 and June 30, 2018. We continue to monitor the Yima Joint Venture and could record an additional impairment in the future if operating conditions deteriorate or if the cash flow situation worsens.

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

If we do not regain compliance before August 5, 2019, the NASDAQ stated that it will provide us with written notice that our securities are subject to delisting. At that time, we may appeal the NASDAQ’s determination to a NASDAQ Listing Qualifications Panel, which would stay any further delisting action by the NASDAQ pending the final decision by the panel. Alternatively, we may be eligible for an additional grace period if we meet the initial listing standards, with the exception of bid price, for the NASDAQ Capital Market, and we effect a reverse stock split. As part of the proxy statement for the Company’s Annual Meeting of Stockholders for the year ended June 30, 2018, the Company is seeking stockholder approval to authorize a reverse split within the Board’s discretion to regain compliance. We cannot provide any assurances that such approval will be received.

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

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Number	Description of Exhibits

10.1	Employment Agreement between the Company and Robert Rigdon Dated effective March 1, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 8, 2019).

10.2	Clarksons Platou Securities, Inc. Engagement Letter dated March 29, 2019 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 2, 2019).

10.3	Technology Purchase Option Agreement between the Company and Australian Future Energy Pty Ltd dated April 4, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 8, 2019).

31.1*	Certification of Principal Executive Officer and Principal Financial Officer of Synthesis Energy Systems, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer of Synthesis Energy Systems, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

+	Management contract or compensatory plan or arrangement.

*	Filed herewith.

**	In accordance with Rule 406T of Regulation S-T, the XBRL information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNTHESIS ENERGY SYSTEMS, INC.

Date: May 13, 2019	By:	/s/ Robert Rigdon
Robert Rigdon President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

Date: May 13, 2019	By:	/s/ David Hiscocks
David Hiscocks Corporate Controller

