Form 10-K
period 2019-06-30
SYNTHESIS ENERGY SYSTEMS INC
filed 2020-01-13
CIK 1375063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2019

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to________

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

Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of 15(d) of the Exchange Act. Yes [  ] No [X]

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $6.9 million on December 31, 2018. The registrant had 1,576,500 shares of common stock outstanding on January 2, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

None

Forward-Looking Statements

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. All statements other than statements of historical fact are forward-looking statements and are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected. Among those risks, trends and uncertainties are the possibility that our proposed merger transaction with Australian Future Energy Pty Ltd may be unable to obtain stockholder approval or satisfy the other conditions to closing; the ability to achieve the necessary consents to acquire the additional shares of Batchfire Resources Pty Ltd; the ability of Batchfire, Australian Future Energy Pty Ltd, and Cape River Resources Pty Ltd management to successfully grow and develop their Australian assets and operations, including Callide, the Gladstone Energy and Ammonia Project and the West Pentland coal resource development; the ability of Batchfire to produce earnings and pay dividends; the ability of SES EnCoal Energy sp. z o. o. management to successfully grow and develop projects, assets and operations in Poland; our ability to raise additional capital; our indebtedness and the amount of cash required to service our indebtedness; our ability to find a partner for our technology business; our ability to develop and expand business of the TSEC Joint Venture in the joint venture territory; our ability to develop our business verticals, including DRI steel, through our marketing arrangement with Midrex Technologies; our ability to successfully develop our licensing business; our ability to continue as a going concern; the ability of our project with Yima to produce earnings and pay dividends; the economic conditions of countries where we are operating; events or circumstances which result in an impairment of our assets; our ability to reduce operating costs; our ability to make distributions and repatriate earnings from our Chinese operations; our ability to maintain our listing on the NASDAQ Stock Market; our ability to successfully commercialize our technology at a larger scale and higher pressures; commodity prices, including in particular coal, natural gas, crude oil, methanol and power; the availability and terms of financing; our customers’ and/or our ability to obtain the necessary approvals and permits for future projects; our ability to estimate the sufficiency of existing capital resources; the sufficiency of internal controls and procedures; and our results of operations in countries outside of the U.S., where we are continuing to pursue and develop projects. Although we believe that in making such forward-looking statements our expectations are based upon reasonable assumptions, such statements may be influenced by factors that could cause actual outcomes and results to be materially different from those projected by us. We cannot assure you that the assumptions upon which these statements are based will prove to be correct.

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

PART I

Item 1. Description of Business

General

Synthesis Energy Systems, Inc. (referred to herein as “we”, “us” and “our”), together with its wholly-owned and majority-owned controlled subsidiaries is a global clean energy company that owns proprietary technology, SES Gasification Technology (“SGT”), for the low-cost and environmentally responsible production of synthesis gas (referred to as “syngas”). Our focus has been on commercializing our technology both in China and globally through the regional business platforms we have created with partners in Australia, via Australian Future Energy Pty Ltd (“AFE”), in Poland, via SES EnCoal Energy sp. zo. o (“SEE”) and in China, via Tianwo-SES Clean Energy Technologies Limited (“TSEC Joint Venture”).

SGT produces syngas that can provide a competitive alternative to other forms of energy such as natural gas, LNG, crude oil and the conventional utilization of coal in boilers for power generation. Our syngas can provide a lower cost energy source in markets where coal, low quality coal, coal wastes, biomass and municipal wastes are available and where natural gas, LNG, and crude oil are expensive or constrained due to lack of infrastructure such as distribution pipelines or power transmission lines, such as Australia, Asia, Eastern Europe and parts of South America. In addition to the economic advantages, we believe our syngas also provides an environmentally responsible option for the manufacturing of chemical, hydrogen, industrial fuel gas and a cleaner option for the generation of power from coal. We believe that our technology is well positioned to be an important solution that addresses the market needs of a changing global energy landscape.

Over the past twelve years, we have successfully commercialized SGT primarily through our efforts in China where, between 2006 and 2016, we invested in and built two commercial scale gasification projects together with Chinese partners and sub-licensed SGT into three additional projects in China. In the aggregate, we have completed five commercial scale industrial projects in China over a ten-year period, in which the projects utilize twelve SES proprietary SGT systems. We believe the completion of these projects in China propelled SGT into a globally recognized gasification technology.

We have determined that we did not have adequate cash to continue the commercialization of SGT due primarily to our inability to realize financial results from our two investments into projects in China and three technology licensed projects in China as well as our inability to quickly develop alternative technology income sources in Australia, Poland and other global regions. As a result, in our fiscal third quarter and the current quarter, we suspended our global SGT commercialization efforts, we undertook operating expense reductions, we severed our SGT technology resources, we ceased providing funds to project developments as we continue to explore the divesting of assets such as our Yima and TSEC Joint Ventures and we formed a special committee of the board of directors to evaluate financing and restructuring alternatives. On October 10, 2019, we announced the proposed merger with AFE and the acquisition of additional ownership in Batchfire Resources.

Proposed Merger with AFE

On March 29, 2019, our Board of Directors engaged Clarksons Platou Securities, Inc. (“CPS”) to act as our financial advisors to advise us as we conducted a process to evaluate financing options and strategic alternatives such as but not limited to a strategic merger, a sale, a recapitalization and/or a financing consisting of equity and/or debt securities focused on maximizing shareholder value and protecting the interests of our debtholders.

As a result of our efforts evaluating financing and strategic options, on October 10, 2019, we, SES Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of us (“Merger Subsidiary”), and AFE, entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which, among other things, AFE will, subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, merge with and into Merger Subsidiary (the “Merger”), the separate corporate existence of Merger Subsidiary shall cease and AFE shall be the successor or surviving corporation of the Merger and a wholly owned subsidiary of us. The Merger is intended to qualify for federal income tax purposes as a tax-free reorganization under the provisions of Section 368(a) of the Internal Revenue Code of 1986, as amended. Upon the consummation of the Merger, it is contemplated that we will also change our name.

Upon consummation of the Merger, and subject to the terms and conditions of the Merger Agreement, holders of AFE ordinary shares will receive, in exchange for such ordinary shares, 3,875,000 shares of our common stock. All outstanding stock options and restricted stock will remain outstanding post-Merger on the same terms and conditions as currently applicable to such awards, provided that outstanding awards for departing directors shall be amended to extend exercisability for the term of the award.

The Merger Agreement contains certain termination rights for both us and AFE, including, among other things, if the Merger is not consummated on or before April 15, 2020.

We operate our business from our headquarters located in Houston, Texas and our office in Shanghai, China.

Syngas as an Alternative to Conventional Energy Sources

Our syngas is used to produce a wide variety of high-value clean energy and chemical products, such as synthetic natural gas, power, methanol, and fertilizer. Syngas can provide a competitive alternative to other forms of energy such as natural gas, LNG, crude oil and conventional utilization of coal in boilers for power generation. Such competing technologies include reforming of natural gas for chemicals and hydrogen production, oil refining for fuels production, petroleum byproducts for plastics, precursors such as olefins and conventional natural gas, fuel oil and coal combustion in power generation equipment and other industrial applications.

Our syngas can provide a lower cost energy source in markets where coal, low quality coal, coal wastes, biomass and municipal wastes are available and where natural gas, LNG and crude oil are expensive or constrained due to lack of infrastructure such as distribution pipelines and power transmission lines, such as Australia, Asia, Eastern Europe, and parts of South America, while conversely in markets with relatively inexpensive natural gas, LNG and crude oil, we do not anticipate new syngas capacity additions.

In addition to economic advantages, we believe our syngas also provides an environmentally responsible option for the manufacturing of chemicals, hydrogen, industrial fuel gas and can provide a cleaner option for the generation of power from coal as it minimizes both air and solid environmental emissions, in addition to utilizing less water.

Target Markets

Our target markets focus primarily on lower quality coals, biomass and municipal waste where our gasification technology allows energy in the widest range of feedstocks to be unlocked and converted into flexible and valuable syngas. We offer a compelling advantage because of our ability to use such a wide range of solid fuel natural resources. Without our technology, regions where lignite coal, high moisture coal, high ash coal and/or high fines coals exist may face technology barriers which will prevent those resources from being used in energy production. Our technology can transform most of these natural resources into a valuable and flexible syngas products.

Our primary focus is on the Australia and Eastern Europe markets through AFE and SEE where each have unique market dynamics where we believe we can deploy our technology can be deployed into projects and provide the investment returns necessary to attract equity investment and debt capital.

Our syngas technology provides project owners with what we believe can be a responsible environmental footprint related to harmful pollutants such as nitrous oxides, sulfur oxides, particulate matter, airborne mercury and heavy metals and is an efficient and responsible user of water resources. However, we face challenges with the growing anti-coal sentiment primarily in the western world where we are doing business such as in Australia and Eastern Europe. We believe we address this new challenge through utilizing our technology’s ability to blend renewable solid feedstocks with coal or by using only renewable solid feedstocks and/or integration with other technologies that together can produce a lower overall CO2 footprint.

While historical uses of gasification technology have predominantly been driven by the chemicals industry, we believe new growth will be within the chemicals industry but will also come from utilization of syngas as a source of industrial fuel gas, as a precursor to hydrogen and SNG production for power generation. We believe that our technology is well positioned to be an important solution that addresses the market needs of the changing global energy landscape. Our gasification technology is unique in its ability to provide an economic, efficient and environmentally responsible alternative to many energy and chemical products normally derived from natural gas, LNG, crude oil, and oil derivatives.

Competition

Our SGT competes against both, other forms of gasification technology, and other competing technologies that include reforming of natural gas for chemicals and hydrogen production, oil refining for fuels production, petroleum byproducts for plastics, precursors such as olefins and conventional natural gas, fuel oil and coal combustion in power generation equipment and other industrial applications. SGT is most competitive in regions of the world where oil and gas are expensive or have reduced market availability. The energy industry is highly competitive, and we compete with a substantial number of other companies that have greater financial and other resources than we have.

SGT offers an economical and cleaner approach for conversion of coal into energy and chemicals through our ability to efficiently and economically gasify a wide range of solid-form natural resources including biomass, low quality coals, high quality coals, and coal wastes. We are not aware of commercially available gasifiers with such a wide range of feedstock flexibility combined with our high carbon conversion efficiency. Our gasification technology is positively differentiated by its ability to provide high carbon conversion efficiency from high ash and high moisture coals without coal rejection due to particle size and without the formation of tars and oils present in the technology of our competitors. We are also positively differentiated in our lower capital costs and lower water usage relative to other gasification technologies.

Historically, the most predominantly deployed western gasification technologies are from Air Products, which has acquired the General Electric technology (previously known as the Texaco technology), Shell’s gasification technology and Lurgi’s technology. Siemens and CB&I have also deployed gasification technology but not at the scale of Air Products. With the exception of Lurgi, these competitors utilized entrained flow slagging gasification technologies. The entrained flow technologies operate on more expensive high grade bituminous and some sub-bituminous coals as feedstocks, but lack capability with the more difficult low heating value, high ash and high moisture coals and with biomass or other renewable waste materials. The Lurgi gasification technology, a moving bed gasification technology, is capable of gasifying many lower grade coals, but has restrictive requirements on its coal feedstock. Also, due to its lower and uneven reaction temperatures, it generates a variety of high volatile hydrocarbon constituents (tars and oils) in the syngas that require expensive downstream removal and can cause the need for additional capital to be spent managing the environmental concerns related to these high volatile constituents that must be removed after the syngas is produced.

China has deployed Chinese derivatives of these western technologies on a very large scale, such as East China University and Beijing Aerospace. The Chinese technologies commercialized thus far are derivatives of the historically commercialized western technologies mentioned above and generally fall into the category of entrained flow slagging gasification, and the Chinese have also developed a derivate of the Lurgi technology which has been widely deployed in China. To date, commercialization of these technologies has been primarily inside China.

Barriers to New Competition

Historically gasification technologies have required many years of development with large sums of research development and commercial demonstration investment required to achieve commercial viability. We believe that the current range of available technologies leaves little incentive for development of new coal-based technologies, and emerging competition for everyone in the industry will likely focus on imitation and adaptation.

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

We continue to innovate and modify the SGT process to a point where we maintain certain intellectual property rights over SGT. Since the original licensing in 2004, we have maintained a strong relationship with GTI and continue to benefit from the resources and collaborative work environment that GTI provides us. In relation to the Merger with AFE, AFE and GTI have agreed upon new terms which, subject to a definitive agreement being completed prior to the Merger closing, would replace the current GTI Agreement.

Relationships with Strategic Partners and Business Verticals

We have focused on completing the evaluation of financing options, strategic alternatives and restructuring efforts and we determined that we do not have the financial or human resources to actively support our strategic partners and business verticals. However, we have worked to maintain the availability, to the extent practical, of these strategic partnerships and business verticals for the Company upon successful completion of a merger or restructuring. Also, we have continued to (i) monitor, support and facilitate our minority ownership interest in BFR in order to realize the financial value through dividend income or other means and (ii) worked to recover cash and monetize our joint venture operations, Yima and TSEC Joint Ventures.

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

On May 10, 2017, we entered into a project technology license agreement with AFE in connection with a project being developed by AFE in Queensland Australia. AFE intends to form a subsidiary project company and assign the project technology license agreement to that company which will assume all of the obligations of AFE thereunder. Pursuant to the project technology license agreement, we granted a non-exclusive, license to use our technology at the project to manufacture syngas and to use our technology in the design of the facility. In consideration, the project technology license agreement calls for a license fee to be finalized based on the designed plant capacity and a separate fee of $2.0 million for the delivery of a process design package. The license agreement calls for license fees to be paid as project milestones are reached throughout the planning, construction and first five years of plant operations. The success and timing of the project being developed by AFE will affect if and/or when we will be able to receive all of the payments related to this license agreement. However, there can be no assurance that AFE will be successful in developing this or any other project.

In October 2016, AFE completed the creation and spin-off of BFR(as discussed below) as a separate standalone company which acquired and operates the Callide thermal coal mine in Queensland.

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

In September 2018, AFE’s Gladstone Energy and Ammonia Project (“Gladstone Project”) was formally announced in Queensland Parliament by Minister for State Development, Manufacturing, Innovation and Planning, Mr. Cameron Dick and was declared by the Queensland Co-Ordinator General as a Co-Ordinated Project. A coordinated project approach also means that all the potential impacts and benefits of the project are considered in an integrated and comprehensive manner and the Coordinator-General’s decision to declare this project a Coordinated Project is expected to help streamline approvals and fast-track delivery of the project.

The project will be located in the State Development Area in Gladstone, Queensland and is planned to process 1.5 million mtpa of low-quality coal using SGT, to produce up to 330,000 mtpa of ammonia product, and up to 8 petajoules of pipeline quality gas for the east coast domestic gas market. In addition, the proposed project will generate approximately 90 MW of electrical power, with approximately 25 MW of this being available for export to the local domestic grid. The ammonia and gas produced is to be used by major industrial users, including those focusing on agriculture, the mining industry and advanced manufacturing. The project is estimated by AFE to commence construction by early 2021, with the first ammonia production proposed in early 2023.

On April 4, 2019, we entered into a Technology Purchase Option Agreement (the “Option Agreement”) with AFE providing AFE with an exclusive option through July 31, 2019 to purchase 100% ownership of Synthesis Energy Systems Technology, LLC, our wholly-owned subsidiary which owns our interest in the SGT. In addition, ownership rights to SGT were to be carved out of the transaction and retained by us for China and we have a three-year option period post-closing to monetize SGT for India, Brazil, Poland and for the DRI technology market segment. On July 31, 2019, we entered into an Amendment to the Option Agreement with AFE extending the exclusive option provided in the Option Agreement through August 31, 2019. On August 31, 2019, we mutually agreed with AFE to allow the Option Agreement to terminate pursuant to its terms and no penalties or payments were due as a result of the termination of the agreement.

AFE issued one million shares to us in connection with the execution of the Option Agreement. AFE would also pay (i) an additional $2.0 million in three equal installments, with the first installment paid at closing and the remainder over the subsequent twelve months, and (ii) $3.8 million on the earlier of the closing of a construction financing by AFE or five years from closing. The closing of the transaction was subject to the negotiation of definitive agreements and other conditions specified in the Option Agreement. In addition to the payment schedule above, AFE issued an additional one million shares with the execution of the Option Agreement and would also pay an additional $100,000 with the first installment paid at closing as full and final settlement of outstanding invoices owing AFE to us at the date of this Option Agreement. As a result of the termination, we retained the two million shares AFE issued in connection with the Option Agreement. We accounted for the first million shares as an additional investment in AFE and a reduction of the receivable amounts due from AFE with a fair value of $100,000. The second million shares were accounted for as an additional investment in AFE and a deferred liability in the amount of $70,000 as a down payment on the purchase of our subsidiary.

For our ownership interest in AFE, we have been contributing cash and engineering support for AFE’s business development while Ambre contributed cash and services. Additional ownership in AFE has been granted to the AFE management team and staff individuals providing services to AFE. In August 2017 and March 2018, we elected to make additional contributions of $0.47 million and $0.16 million respectively to assist AFE with developing its business in Australia. In April 2019, we were issued two million shares in connection with the Option Agreement and its subsequent termination.

See “Proposed Merger with AFE” for a discussion of the Merger with AFE.

Batchfire Resources Pty Ltd

As a result of AFE’s early stage business development efforts associated with the Callide thermal coal mine in Central Queensland, Australia, AFE created BFR. BFR was a spin-off company for which ownership interest was distributed to the existing shareholders of AFE and to the new BFR management team in December 2015. BFR is registered in Australia and was formed for the purpose of purchasing the Callide thermal coal mine from Anglo-American plc (“Anglo-American”). The Callide mine is one of the largest thermal coal mines in Australia and has been in operation for more than 40 years.

In October 2016, BFR stated that it had received investment support for the acquisition from Singapore-based Lindenfels Pte Ltd, a subsidiary of commodity traders Avra Commodities, and as a result, the acquisition of the Callide thermal coal mine from Anglo-American was completed.

In January 2018, the Minister of Natural Resources, Mines and Energy approved BFR’s mining lease application through to 2043 for Callide’s Boundary Hill South Project. The Callide mining tenure extends across 180 square kilometers and contains an estimated coal resource of up to 1.7 billion metric tons and saleable coal production averages 10 million metric tons per year. BFR is implementing its mining plan at Callide intended to lower the per unit mining costs and deliver profitable financial results.

On April 29, 2019, BFR issued additional shares as part of a rights offering. We did not execute our rights in this offering and therefore after the completion of the offering process and the issuance of the additional shares, our ownership interest has been diluted from approximately 11% to approximately 7%.

In connection with the entry into the Merger Agreement, we entered into Share Exchange Agreements (each, a “Share Exchange Agreement”) with certain of the shareholders of BFR, whereby such shareholders will exchange their shares of BFR for shares of common stock at a ratio of 10 BFR shares for one share of common stock. As a result of these exchanges, we would own 25% of the outstanding shares of BFR. The closing of the exchange is subject to certain conditions specified in the Share Exchange Agreements, including, without limitation, the consummation of the transactions contemplated by the Merger Agreement. In addition, we are making an offer to the remaining shareholders of BFR such that we would acquire 100% of the shares if the offers are all accepted.

Cape River Resources Pty Ltd

In October 2018, AFE formed a separate unrelated company, Cape River Resources Pty Ltd (“CRR”) for the purpose of developing the Pentland resource into an operating thermal coal mine. Ownership in CRR was distributed proportionately to the shareholders of AFE with additional shares issued to the management team. Our ownership in CRR was approximately 38% upon the formation of CRR through our ownership interest in AFE. GNE sold its 100% ownership interest in the Pentland Coal Mine to CRR.

In September 2019, AFE repurchased all of the shares in CRR in exchange for AFE shares. The CRR shareholders received one share of AFE for every ten shares of CRR. As a result of the transaction, CRR is a wholly-owned subsidiary of AFE. CRR owns the Pentland Coal Resource which is a 266 million metric tonne thermal coal resource located approximately 230 kms southwest of Townsville in Queensland, Australia. The project is well located with good access to rail, road and mains power. The project is not being actively pursued at present due to funding restraints and the focus of AFE on the Gladstone Energy and Ammonia Project. Following the completion of the proposed Merger, it is intended to devote additional funding and resources to this project.

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

SES EnCoal Energy sp. z o.o

In October 2017, we entered into agreements with Warsaw-based EnInvestments sp. z o.o. Under the terms of the agreements, we and EnInvestments are equal shareholders of SEE and SEE will exclusively market, develop, and commercialize projects in Poland which utilize our technology, services, and proprietary equipment and we share with SEE a portion of the technology license payments, net of fees, we receive from Poland. The goal of SEE is to establish efficient clean energy projects that provide Polish industries superior economic benefits as compared to the use of expensive, imported natural gas and LNG, while providing energy independence through our technological capabilities to convert the wide range of Poland’s indigenous coals, coal waste, biomass and municipal waste to valuable syngas products. SEE has developed a pipeline of projects and together with us is actively working with Polish customers and partners to complete necessary project feasibility, permitting, and SGT agreement steps required prior to starting construction on the projects.

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

Midrex Technologies

In July 2015, we entered into a Project Alliance Agreement that expands our exclusive relationship with Midrex Technologies for integration and optimization of DRI technology using coal gasification. Midrex has taken the lead in marketing, sales, proposal development, and project execution for coal gasification DRI projects as part of the new project alliance. Midrex may also lead the construction of the fully integrated solution for customers who desire such an execution strategy. We will provide the DRI gasification technology for each project including engineering, key equipment, and technical services. The agreement includes finalization of an engineering package for the optimized coal gasification DRI solution. Prior to the Project Alliance Agreement, we also entered into an exclusive agreement with the TSEC Joint Venture and Midrex for the joint marketing of coal gasification-based DRI facilities in China. These facilities will combine our gasification technology with the Direct Reduction Process of Midrex to create syngas from low quality coals in order to convert iron ore into high-purity DRI. The TSEC Joint Venture will aid in the marketing of these DRI facilities in China and will supply the gasification equipment and licensing of the technology.

Yima Joint Venture

In August 2009, we entered into joint venture contracts and related agreements with Yima Coal Industry Group Company (“Yima”), replacing the prior joint venture contracts entered in October 2008 and April 2009. The joint ventures were formed for each of the gasification, methanol/methanol protein production, and utility island components of the plant (collectively the “Yima Joint Venture”). The joint venture contracts provided that we and Yima contribute equity of 25% and 75%, respectively, to the Yima Joint Venture. The remaining capital for the project construction has been funded with project debt obtained by the Yima Joint Venture. Yima agreed to guarantee the project debt in order to secure debt financing from domestic Chinese banking sources. We agreed to pledge to Yima our ownership interests in the joint ventures as security for our obligations. In the event that the necessary additional debt financing is not obtained, Yima agreed to provide a loan to the joint venture to satisfy the remaining capital needs of the project with terms comparable to current market rates at the time of the loan. Yima also agreed to provide coal to the project at preferential pricing under a side-letter agreement related to the JV contracts. Despite our efforts, to date, Yima has not provided coal at preferential price to the project and we do not believe Yima will do so in the future.

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

Since the plant restored operations in November 2016, it has had periods of running at full design capacity and periods of operations at lower levels of production. The primary operational issues have been related to operational errors, equipment quality that has caused increased downtime and the failure to secure coal supply. The plant experienced its first 90-day period in which it operated at full capacity ending in August 2017. For the fiscal year ending June 30, 2019, the plant produced 284,642 tons of pure methanol, its best fiscal year performance to date besting the plant production of 185,761 tons of pure methanol for the fiscal year ended June 30, 2018. We continue to see signs of overall improvement in operations, resulting in longer periods of production at design capacity. In May 2019, the plant was idled to perform its annual maintenance. Due to lack of funds and a decrease in the price of methanol the maintenance program was delayed. The plant remained idled from May 2019 until November 2019.

In December 2017 and January 2018, on-going development cooperation and discussions with the Yima Joint Venture management resulted in the joint venture agreeing to pay various costs incurred by us during the construction and commissioning period of the facility in the amount of approximately 16 million Chinese Renminbi yuan, (“RMB”) (approximately $2.5 million). As of June 30, 2018, we have received 6.15 million RMB (approximately $0.9 million) of payments from the Yima Joint Venture related to these costs. Due to uncertainty, revenues will be recorded upon receipt of payment. Despite our continuous collection efforts, we have not received any additional payments for the fiscal year ending June 30, 2019.

Tianwo-SES Clean Energy Technologies Limited

Joint Venture Contract

In February 2014, SES Asia Technologies Limited, one of our wholly owned subsidiaries, entered into a Joint Venture Contract (the “JV Contract”) with Zhangjiagang Chemical Machinery Co., Ltd., which subsequently changed its legal name to Suzhou Thvow Technology Co. Ltd. (“STT”), to form the TSEC Joint Venture. The purpose of the TSEC Joint Venture is to establish SGT as the leading gasification technology in the TSEC Joint Venture territory (which is China, Indonesia, the Philippines, Vietnam, Mongolia and Malaysia) by becoming a leading provider of proprietary equipment and engineering services for SGT. The scope of the TSEC Joint Venture is to market and license SGT via project sublicenses, procurement and sale of proprietary equipment and services, coal testing, engineering, procurement and research and development related to SGT. STT contributed 53.8 million RMB (approximately $8.0 million) in April 2014 and was required to contribute an additional 46.2 million RMB (approximately $6.8 million) within two years of such date for a total contribution of 100 million RMB (approximately $14.8 million) in cash to the TSEC Joint Venture in return for a 65% ownership interest in the TSEC Joint Venture. The second capital contribution from STT of 46.2 million RMB (approximately $6.8 million) was not paid by STT in April 2016 as required by the initial JV Contract. As part of a restructuring of the agreement described below, the obligation for payment of additional registered capital was removed.

We contributed certain exclusive technology sub-licensing rights into the TSEC Joint Venture for the territory pursuant to the terms of a Technology Usage and Contribution Agreement (the “TUCA”) entered into among the TSEC Joint Venture, STT and us on the same date and further described in more detail below. This resulted in our original ownership of 35% of the TSEC Joint Venture. Under the JV Contract, neither party may transfer their interests in the TSEC Joint Venture without first offering such interests to the other party.

In August 2017, we entered into a restructuring agreement of the TSEC Joint Venture (“Restructuring Agreement”). The agreed change in share ownership, reduction in the registered capital of the joint venture, and the final transfer of shares with local government authorities was completed in December 2017. In this restructuring, an additional party was added to the JV Contract, upon receipt of final government approvals, The Innovative Coal Chemical Design Institute (“ICCDI”) became a 25% owner of the TSEC Joint Venture, we decreased our ownership to 25% and STT decreased its ownership to 50%. ICCDI previously served as general contractor and engineered and constructed all three projects which utilize SGT in seven gasification systems for the Aluminum Corporation of China. Equipment orders related to these projects were secured by our joint venture partner, STT. The projects are located in the provinces of Shandong, Henan, and Shanxi, have been completed and are currently operating for the Aluminum Corporation of China.

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

In addition to the ownership changes described above, the TSEC Joint Venture is now managed by a board of directors (the “Board”) consisting of eight directors, four appointed by STT, two appointed by ICCDI and two appointed by us. All significant acts as described in the JV Contract require the unanimous approval of the Board.

The JV Contract also includes a non-competition provision which requires that the TSEC Joint Venture be the exclusive legal entity within the TSEC Joint Venture territory for the marketing and sale of any gasification technology or related equipment that utilizes low quality coal feedstock. Notwithstanding this, STT retained the right to manufacture and sell gasification equipment outside the scope of the TSEC Joint Venture within the TSEC Joint Venture territory. In addition, we retained the right to develop and invest equity in projects outside of the TSEC Joint Venture within the TSEC Joint Venture territory. As a result of the Restructuring Agreement, we have further retained the right to provide SGT licenses and to sell proprietary equipment directly into projects in the TSEC Joint Venture territory provided we have an equity interest in the project. After the termination of the TSEC Joint Venture, STT and ICCDI must obtain written consent from us to market development of any gasification technology that utilizes low quality coal feedstock in the TSEC Joint Venture territory.

The JV Contract may be terminated upon, among other things: (i) a material breach of the JV Contract which is not cured; (ii) a violation of the TUCA; (iii) the failure to obtain positive net income within 24 months of establishing the TSEC Joint Venture or (iv) mutual agreement of the parties.

TUCA

Pursuant to the TUCA, we have contributed to the TSEC Joint Venture certain exclusive rights to our SGT in the TSEC Joint Venture territory, including the right to: (i) grant site specific project sub-licenses to third parties; (ii) use our marks for proprietary equipment and services; (iii) engineer and/or design processes that utilize our SGT or our other intellectual property; (iv) provide engineering and design services for joint venture projects and (v) take over the development of projects in the TSEC Joint Venture territory that have previously been developed by us and our affiliates. As a result of the Restructuring Agreement, ICCDI was added as a party to the TUCA, but all other material terms remained the same.

The TSEC Joint Venture will be the exclusive operational entity for business relating to SGT in the TSEC Joint Venture territory, except for projects in which we have an equity ownership position. For these projects, as a result of the Restructuring Agreement, we can provide technology and equipment directly, with no obligation to the joint venture. If the TSEC Joint Venture loses exclusivity due to a breach by us, STT and ICCDI are to be compensated for direct losses and all lost project profits. We were also required to provide training for technical personnel of the TSEC Joint Venture through the second anniversary of the establishment of the TSEC Joint Venture, which has now passed. We will also provide a review of engineering works for the TSEC Joint Venture. If modifications are suggested by us and not made, the TSEC Joint Venture bears the liability resulting from such failure. If we suggest modifications and there is still liability resulting from the engineering work, it is our liability.

Any party making improvements, whether patentable or not, relating to SGT after the establishment of the TSEC Joint Venture, grants to the other party an irrevocable, non-exclusive, royalty free right to use or license such improvements and agrees to make such improvements available to us free of charge. All such improvements shall become part of SGT and all parties shall have the same rights, licenses and obligations with respect to the improvement as contemplated by the TUCA.

Any breach of or default under the TUCA which is not cured on notice entitles the non-breaching party to terminate. The TSEC Joint Venture indemnifies us for misuse of SGT or infringement of SGT upon rights of any third party.

Business Development, Engineering and Project Management

Management and Business Development Staff

We currently employ a staff of three employees and access to several contractors in addition to the Board of Directors, the President and Chief Executive Officer and the Corporate Controller. In addition, we utilize consultants and our relationships with our strategic partners to further supplement our staff in developing relationships with potential customers, engineering and project management.

Business Concentration

Our assets related to the corporate office and the technology accounted for approximately 93% of our total assets as of June 30, 2019. While all of the operating plants using our technology are located in China, we are primarily focused on restructuring the Company through the Merger Agreement and emphasizing opportunities outside of China, primarily in Australia.

Suppliers

In China, through our strategic relationships, we have been successful in locating and contracting with a number of key suppliers of major equipment and services. For projects outside of China, we would plan to continue to leverage our strong ties and partnerships in China to provide low cost equipment and engineering into our projects. In locations where local sourcing is of value, we expect to be able to develop supply chain capabilities for our equipment utilizing experienced industrial manufacturing capabilities and low-cost sources of labor and materials that will benefit our technology if and/or when necessary.

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

Prior to us entering into the GTI Agreement, U-GAS® had not been commercially deployed on coal above approximately 150 tons per day per gasification system nor had it been commercially deployed on coal using pure oxygen as a reactant or at elevated pressures. Today, we have commercially deployed SGT at a scale of 1,200 tons per day of coal feed using pure oxygen as a reactant and at pressures of up to 10 bar. Our new designs allow for quoting gasification systems to customers that would increase our gasification capacity to approximately 3,000 tons per day of coal using pure oxygen as a reactant at pressures up to 55 bar. We have made improvements to the U-GAS technology which have either been patented, are in the process of patenting, or are held by us as trade secrets.

Project and Technical Development

We have in the past incurred internal and third-party project and technical development costs related to the advancement of our gasification technology and related processes. We no longer plan to continue the technical development initiatives to support project development activities.

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

Carbon dioxide (CO2), a byproduct of burning fossil fuels such as coal, is an example of a greenhouse gas. Regardless of technology used in gasification facilities, there is carbon dioxide released whenever the syngas is cleaned and prepared for energy or chemicals production. We believe that gasification is currently the most desirable technology for processing coal if CO2 emissions become regulated. This is because gasification and the adjacent syngas cleaning technologies separate the CO2 produced from the final products and thereby create a rich CO2 stream that can be captured, sequestered and/or sold. However, greenhouse gas regulations can add production and capital cost to all fossil fuel technologies and may require us or our customers to obtain additional permits, meet additional control requirements, install additional environmental mitigation equipment, or take other as yet unknown steps to comply with such potential regulations, which could adversely affect our financial performance.

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

In Queensland, laws and regulations related to mining include, but are not limited to, the Mineral Resources Act 1989 (Qld), Mineral and Energy Resources (Common Provisions) Act 2014 (Qld) (MERCP Act), Environmental Protection Act 1994 (Qld) (EP Act), Environmental Protection Regulation 2019 (Qld), potentially the Planning Act 2016 (Qld), Building Act 1975 (Qld), Explosives Act 1999 (Qld), Aboriginal Cultural Heritage Act 2003 (Qld), Native Title (Queensland) Act 1993 (Qld), Water Act 2000 (Qld), State Development and Public Works Organization Act 1971 (Qld), Queensland Heritage Act 1992 (Qld), Transport Infrastructure Act 1994 (Qld), Nature Conservation Act 1992 (Qld), Vegetation Management Act 1999 (Qld), Land Act 1994 (Qld), Regional Planning Interests Act 2014 (Qld), Fisheries Act 1994 (Qld) and the Forestry Act 1959 (Qld). Under the EP Act, policies have been developed to achieve the objectives of the law and provide guidance on specific areas of the environment, including air, noise, water and waste management. Increased emphasis has recently been placed on topics including, but not limited to, hazardous dams assessment, the assessment and provision of financial assurance and undertaking rehabilitation of mining activities. On April 1, 2019, amendments to the EP Act (by way of the Mineral and Energy Resources (Financial Provisioning) Act 2018 (Qld) (MERFP Act)) took effect to implement a new risk-based framework and new financial provisioning requirements in the undertaking resource activities in Queensland. The financial provisioning scheme now in place features a pooled scheme fund and expanded surety and security options operated by an appointed Scheme Manager. On November 1, 2019, further amendments to the EP Act by way of the MERFP Act commenced, which requires on a transitional basis, all holders of an environmental authority for site-specific mining activities to prepare a “progressive rehabilitation and closure plan”(PRCP) which details how and where activities will be carried out on the land in a way that maximizes the progressive rehabilitation of the land to a stable condition. The PRCP must be approved by the administering authority and include a PRCP Schedule (that identifies post-mining land uses, any non-use management areas, milestones and conditions) which must be complied with. Further EP Act reforms are expected during 2020 in relation to residual risk issues.

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

In New South Wales, laws and regulations related to mining include, but are not limited to, the Mining Act 1992 (NSW) (Mining Act), Work Health and Safety (Mines and Petroleum Sites) Act 2013 (NSW), Mine Subsidence Compensation Act 1961 (NSW), Environmental Planning and Assessment Act 1979 (NSW) (EP&A Act), Environmental Planning and Assessment Regulations 2000 (NSW), Protection of the Environment Operations Act 1997 (NSW), Contaminated Land Management Act 1997 (NSW), Explosives Act 2003 (NSW), Water Management Act 2000 (NSW), Water Act 1912 (NSW), Radiation Control Act 1990 (NSW), Heritage Act 1977 (NSW), Aboriginal Land Rights Act 1983 (NSW), Crown Lands Management Act 2016 (NSW), Dangerous Goods (Road and Rail Transport) Act 2008 (NSW), Fisheries Management Act 1994 (NSW), Forestry Act 2012 (NSW), Native Title (New South Wales) Act 1994 (NSW), Roads Act 1993 (NSW) and National Parks & Wildlife Act 1974 (NSW). Under the EP&A Act, environmental planning instruments must be considered when approving a mining project development application. There are multiple State Environmental Planning Policies (SEPPs) relevant to coal projects in New South Wales. Amendments to the SEPPs that cover mining have occurred in the past two years and are aimed at protecting agriculture, water resources and critical industry clusters. One SEPP, referred to as the “Mining SEPP”, was amended in late 2013 to make it mandatory for decision makers to consider the economic significance of coal resources when determining a development application for a mine and to give primacy to that consideration. While this amendment was repealed in 2015, decision makers still have regard to the significance of a resource and the State and regional economic benefits of a proposed coal mine when considering a development application on the basis that it is an element of the “public interest” head of consideration contained in the legislation.

Mining Rehabilitation (Reclamation). Mine reclamation is regulated by state specific legislation. As a condition of approval for mining operations (and via PRCP and PRCP Schedule in Queensland as each mine is transitioned into this new arrangement over a 3 year period from November 1, 2019), companies are required to progressively rehabilitate mined land and provide security (or in Queensland, appropriate financial provisioning as determined by the Scheme Manager) to the relevant state government as a safeguard to cover the costs of rehabilitation in circumstances where mine operators are unable to do so. Self-bonding is not permitted. BFR has provided security to the relevant authorities which has been calculated in accordance with current regulatory requirements. BFR operate in both the Queensland and New South Wales state jurisdictions.

New South Wales reclamation. The Mining Act 1992 (NSW) is administered by the Department of Planning, Industry and Environment and authorizes the holder of a mining tenement to extract a mineral subject to obtaining consent under the EP&A and other auxiliary approvals and licenses.

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

Queensland rehabilitation. The EP Act is administered by the Department of Environment and Science which authorizes environmentally relevant activities such as mining activities relating to a mining lease through an Environmental Authority (EA). Environmental protection is regulated by conditions in the EA. The mines submit an annual return reporting on their EA compliance . As a result of changes made to the EP Act which took effect on November 1, 2018 the holder of a site specific EA for a mining activity will now be required to prepare a ‘life of mine’ progressive rehabilitation and closure plan (PRCP) which will be binding in the undertaking of a mining activity and include annual reporting and regular auditing requirements in accordance with an approved PRCP Schedule. A PRCP is to include information detailing how mining activities will be undertaken to maximize progressive rehabilitation of the land to a stable condition. The PRCP Schedule will provide for specific rehabilitation milestones and non-compliance will be an offence.

Where a mine is operating pursuant to EA conditions about rehabilitation and an approved Plan of Operations ( which was previously required to describe site activities and the progress toward environmental and rehabilitation outcomes), those requirements will continue to apply until each mining operation is transitioned into the PRCP framework.

On April 1, 2019 changes to the financial provisioning requirements for undertaking a resource activity in Queensland took effect which has amended the way in which financial provisioning is calculated and provided. The new regime considers the risk profile of the EA holder for the resource (including mining) activity and the risk profile of the particular mining project so that security is either provided by way of a contribution to a fund or by other surety as determined by the Scheme Manager. From April 1, 2019 and over a three year period, the Scheme Manager will individually assess all current EAs (in an order as determined by the Scheme Manager) and transition those EAs into the new financial provisioning scheme.

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

From March 2019, new legislation has been in force which increases the maximum penalties that may be imposed following a successful prosecution. Following the introduction of the legislation, corporations may now be fined in excess of $AUD 4 million for breaching the coal mining legislation. Similarly, additional duties for contractors and service providers to coal mines have been introduced, as well as a positive obligation imposed on all officers of an entity to ensure that the officer conducts due diligence to assure itself that the entity is complying with its obligations under the legislation.

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

Employees

As of June 30, 2019, we had 6 full time employees. None of our employees are represented by any collective bargaining unit. We have not experienced any work stoppages, work slowdowns or other labor unrest. We believe that our relations with our employees are good.

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

As of June 30, 2019, we had $0.9 million in cash and cash equivalents and $34,000 of working capital.

As of January 10, 2020, we had $0.4 million in cash and cash equivalents. Of the $0.4 million in cash and cash equivalents, $347,000 resides in the United States or easily accessed foreign countries and approximately $40,000 resides in China.

As a result of our efforts evaluating financing and strategic options, on October 10, 2019 we entered into the Merger Agreement with AFE. Currently our focus is on completing the steps required to complete the Merger, which include but are not limited to, (i) completion of all required filings, (ii) curing the NASDAQ listing requirement deficiencies, (iii) completion of the Form S-4 and Proxy related to the merger, (iv) completion of the Batchfire Share Exchange pre-emptive rights process and (v) all other tasks required to complete the Merger.

In connection with the entry into the Merger Agreement, we entered into a securities purchase and exchange agreements (each, a “New Purchase Agreements”) with each of the existing holders of our 11% senior secured debentures issued in October 2017 (the “Debentures”), whereby each of the holders agreed to exchange their Debentures and accompanying warrants (the “Debenture Warrants”) for new debentures (the “New Debentures”) and warrants (the “New Warrants”), and certain of the holders agreed to provide $2,000,000 of additional debt financing (the “Interim Financing”). Pursuant to the New Purchase Agreements, we also issued $2,000,000 of 11% senior secured debentures (the “Merger Debentures”) to certain accredited investors, along with warrants to purchase $4,000,000 of shares of common stock, half of which were Series A Common Stock Purchase Warrants (the “Series A Merger Warrants”) and half of which were Series B Common Stock Purchase Warrants (the “Series B Merger Warrants” and, together with the Series A Merger Warrants, the “Merger Warrants”), as part of the Interim Financing. We shall receive the $2,000,000 pursuant to the Merger Debentures according to the following schedule: (i) $1,000,000 on or before October 14, 2019, (ii) $500,000 upon the filing of the proxy statement for stockholder approval of the Merger, and (iii) $500,000 within two business days of stockholder approval of the Merger. The terms of the Merger Debentures are the same as the New Debentures. The Interim Financing is intended to assist us in financing our business through the closing of the Merger.

The $1,000,000 scheduled payment on or before October 14, 2019 was subsequently received less certain legal costs and escrow fees in the amount of $966,000.

We can make no assurances that the proposed Merger will be completed on a timely basis or at all. We may also need to raise additional capital through equity and debt financing to complete the Merger or to otherwise strengthen our balance for our corporate general and administrative expenses. We cannot provide any assurance that any financing will be available to us in the future on acceptable terms or at all. Any such financing could be dilutive to our existing stockholders. If we cannot raise required funds on acceptable terms, we may further reduce our expenses and we may not be able to, among other things, (i) maintain our general and administrative expenses at current levels including retention of key personnel and consultants; (ii) successfully implement our business strategy; (iii) make additional capital contributions to our joint ventures; (iv) fund certain obligations as they become due; (v) respond to competitive pressures or unanticipated capital requirements; or (vi) repay our indebtedness. In addition, we may elect to sell certain investments as a source of cash to develop additional projects or for general corporate purposes. We may be forced to seek relief to avoid or end insolvency through other proceedings including bankruptcy. Based on the historical negative cash flows and the continued limited cash inflows in the period subsequent to year end there is substantial doubt about the Company’s ability to continue as a going concern.

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

Our size and lack of resources could inhibit the development of our third-party licensing business.

SGT license and equipment supply agreements will typically provide a guarantee of the performance of the SGT systems used in a project. Due to our limited resources and lack of financial strength, we may not be able to provide adequate financial support required to guarantee our technology performance in a project. As a result, this can impact the ability to complete equity and debt financing of projects and prevent us from securing orders. This outcome would hinder the development of our third-party licensing business and, as a result, have a material adverse effect on our financial condition and results of operations.

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

The development of our licensing and technology business depends, in part, on our ability to form strategic relationships with other partners which can extend our global sales reach for our technology and licensing business and retaining key technical personnel to work on that business for us. We cannot provide assurance that we will be able to successfully develop our strategic partnerships or successfully grow the TSEC Joint Venture, our exclusive provider of technology and licensing in China, Mongolia, Indonesia, Vietnam, The Philippines, and Malaysia, which depends upon several factors, including the strength of global energy and chemical markets, commodity prices and the ability of our strategic partners to timely perform their obligations. There can be no assurances that we will be able to succeed in developing or sustaining these relationships, or continue to retain the necessary employees, and our inability to do so could result in ending our licensing business which would have a material adverse effect on our business and results of operation.

Joint ventures, partnerships, and companies that we enter into present a number of challenges that could have a material adverse effect on our business and results of operations and cash flows.

We have developed projects in China with the ZZ Joint Venture, the Yima Joint Venture, and our TSEC Joint Venture. In addition, as part of our business strategy, we plan to enter into other joint ventures or similar transactions, including as part of our business verticals some of which may be material. These transactions typically involve a number of risks and present financial, managerial and operational challenges, including the existence of unknown potential disputes, liabilities or contingencies that arise after entering into the joint venture related to the counterparties to such joint ventures, with whom we share control. We could experience financial or other setbacks if transactions encounter unanticipated problems due to challenges, including problems related to execution or integration. In some cases, our joint venture partner may have a contractual commitment to provide funding to the joint venture, although we do not have assurances that they will satisfy such obligations. Economic uncertainty in China, Eastern Europe, Australia, or other parts of the world in which we plan to do business, could also cause delays or make financing of operations more difficult. Any of these risks could reduce our revenues or increase our expenses, which could adversely affect our results of operations and cash flows.

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

We evaluate the conditions of our assets on an annual basis or upon the determination that an other-than-temporary decrease in value has occurred. If management determines that there were applicable triggering events which are other-than-temporary in nature, management will conduct an impairment analysis utilizing using various valuation techniques, such as, a discounted cash flow fair market valuation, a Black-Scholes Model-Fair Value of Optionality used in valuing companies with substantial amounts of debt where a discounted cash flow valuation may be inadequate for estimating fair value, or a Monte Carlo Simulation or a combination of different techniques with the assistance of a third-party valuation expert. In these types of valuations, significant unobservable inputs were used to calculate the fair value of the investment. As of June 30, 2019, and 2018, management determined there were other-than-temporary events and conducted impairment valuations. As a result of the valuations, we impaired our assets and may be required to do so in the future.

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

The global economy may experience another significant contraction, which could impede our ability and the ability of our partners to obtain financing for our projects. This could significantly and adversely affect our results of operations and financial condition in a number of other ways. Any decline in economic conditions may reduce the demand or prices for the production from our plants. Our industry partners and potential customers and suppliers may also experience insolvencies, bankruptcies or similar events. As a direct result of these trends, our ability to finance and develop our existing projects, commence any new projects and sell our products may continue to be adversely impacted. In addition, the increased currency volatility could significantly and adversely affect our results of operations and financial condition. Any of the above factors could also adversely affect our ability to access credit or raise capital even if the capital markets improve.

Our lack of recurring revenue and earnings precludes us from forecasting operating results and our business strategies may not be accepted in the marketplace and may not help us to achieve profitability.

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

The GTI Agreement, our joint ventures in China, our licensing and related service business and our business verticals are essential to us and our future development. With the exercise of our first extension of our agreement in May 2016, the GTI Agreement terminates on August 31, 2026, but may be terminated by GTI upon certain events of default if not cured by us within specified time periods. In addition, after the second ten-year extension period provided under the GTI Agreement, which is exercisable at our option, we cannot assure you that we will succeed in obtaining an extension of the term of the license at a royalty rate that we believe to be reasonable or at all. Our joint venture agreements do not terminate for many years but may be terminated earlier due to certain events of bankruptcy or default, and, in the case of the TSEC Joint Venture, if the joint venture does not establish positive net income within 24 months of formation. Termination of any of our joint ventures or other key business relationships would require us to seek another collaborative relationship in that territory. We cannot assure you that a suitable alternative third party would be identified, and even if identified, we cannot assure you that the terms of any new relationship would be commercially acceptable to us. In addition, any of our license agreements could be terminated by our customer if we default under the terms of the agreement and any such termination could have a material adverse effect on our business and results of operations.

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

The business of providing clean energy is highly competitive. We face completion from other forms of gasification technology, and other competing technologies that include reforming of natural gas for chemicals and hydrogen production, oil refining for fuels production, petroleum byproducts for plastics, precursors such as olefins and conventional natural gas, fuel oil and coal combustion in power generation equipment and other industrial applications. In the gasification market, large multi-national industrial corporations that are better capitalized, such as Air Products (with entrained flow technologies) and; Lurgi (with moving bed technology); and smaller Chinese firms offer coal gasification equipment and services which compete with our technology.

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

In fiscal years ending June 30, 2018 and 2017, we did not maintain effective internal controls over financial reporting. Specifically, we identified material weaknesses over management’s review controls over significant accounting estimates and review controls over accounting for non-routine and complex accounting transactions. A material weakness was identified relating to the impairment evaluation of our cost method investments. We did not effectively operate controls over management’s review of the impairment assessment, including its review of certain elements related to the valuation of our cost basis investments. Additionally, in the fiscal year ending June 30, 2018, management’s assessment identified an additional material weakness in management’s review controls over non-routine and complex accounting transactions that were caused by a lack of segregation of duties over these types of transactions.

In fiscal year June 30, 2019, management has identified material weaknesses over management’s review controls and the lack of segregation of duties over accounting transactions due to the limited resources available.

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

In fiscal years ending June 30, 2018 and 2017, we did not maintain effective internal controls over financial reporting. Specifically, we identified material weaknesses over management’s review controls over significant accounting estimates and review controls over accounting for non-routine and complex accounting transactions. A material weakness was identified relating to the impairment evaluation of our cost method investments. We did not effectively operate controls over management’s review of the impairment assessment, including its review of certain elements related to the valuation of our cost basis investments. Additionally, in the fiscal year ending June 30, 2018, management’s assessment identified an additional material weakness in management’s review controls over non-routine and complex accounting transactions that were caused by a lack of segregation of duties over these types of transactions.

In fiscal year June 30, 2019, management has identified material weaknesses over omplex accounting transactions, and the lack of segregation of duties over these types of transactions and the limited resources available.

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

The majority of our operations are located in China and Australia, and we are looking at development opportunities in other countries as well. As a result, a significant portion of our revenue is subject to the increased political and economic risks and other factors associated with international operations including, but not limited to:

●	general strikes and civil unrest;
●	other changes in political climate and energy-related policy and laws;
●	the risk of war, acts of terrorism, expropriation and resource nationalization, forced renegotiation or modification of existing contracts;
●	import and export regulations (including in respect of gas);
●	taxation policies, including royalty and tax increases and retroactive tax claims, and investment restrictions;
●	price controls;
●	transportation regulations and tariffs;
●	constrained methanol markets dependent on demand in a single or limited geographical area;
●	exchange controls, currency fluctuations, devaluation, or other activities that limit or disrupt markets and restrict payments or the movement of funds;
●	laws and policies of the United States affecting foreign trade, including trade sanctions;
●	the possibility of being subject to exclusive jurisdiction of foreign courts in connection with legal disputes relating to licenses to operate and concession rights in countries where we currently operate;
●	the possible inability to subject foreign person, especially foreign oil ministries and national oil companies, to the jurisdiction of courts in the United States; and
●	difficulties in enforcing our rights against a governmental agency because of the doctrine of sovereign immunity and foreign sovereignty over international operations.

Foreign countries have occasionally asserted rights to assets held by foreign entities. If a country claims superior rights to our assets, our interests could decrease in value or be lost. Various regions of the world in which we operate have a history of political and economic instability. This instability could result in new governments or the adoption of new policies that might result in a substantially more hostile attitude toward foreign investments such as ours. In an extreme case, such a change could result in termination of contract rights and expropriation of our assets. This could adversely affect our interests and our future profitability. The impact that future terrorist attacks or regional hostilities may have on our industry in general, and on our operations in particular, is not known at this time. Uncertainty surrounding military strikes, or a sustained military campaign may affect operations in unpredictable ways, including disruptions of feedstock supplies and markets, and the possibility that infrastructure facilities, including production facilities, could be direct targets of, or indirect casualties of, an act of terror or war. We may be required to incur significant costs in the future to safeguard our assets against terrorist activities.

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

In relation to our Australian operations, the Australian Government regulates investments by foreign persons in certain companies, trusts, businesses and land under the Foreign Acquisitions and Takeovers Act (“FATA”). This regime requires notification of the proposed acquisition to the Australian Treasurer, through the Foreign Investment Review Board (“FIRB”) and obtaining a no objections notification (“FIRB approval”) in respect of certain investments made by foreign persons. Under the FATA, we are considered a foreign person. Similarly, due to our ownership position in AFE, AFE will also be considered a foreign person under the FATA. This means that if we or AFE decide to acquire an Australian company, trust, business or interest in Australian land (which includes an interest in mining and production tenements), such an acquisition may require FIRB approval if it meets the relevant FATA thresholds. Also, due to the Australia - United States Free Trade Agreement, United States investors are considered “agreement country investors” under the FATA. The “agreement country investors” are subject to much higher FATA thresholds which means that United States investors can make significantly larger investments without needing to seek FIRB approval. However, we can only benefit from these higher FATA thresholds if we use entities incorporated or established in United States to directly make the proposed investment. The Treasurer will only grant FIRB approval if he can be satisfied that the proposed investment is not contrary to the Australian national interest. We cannot provide any assurances that we or AFE, as the case may be, will be able to obtain the necessary FIRB approvals in relation to proposed acquisitions that meet the FATA thresholds. However, rejections of proposed investments are rare.

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

Certain nations that we operate in may not grant us certain intellectual property rights that are customarily granted in more developed legal systems. Patent law reform in the United States and other countries may also weaken our ability to enforce our patent rights or make such enforcement financially unattractive. For example, Australia has enacted the Intellectual Property Laws Amendment (Raising the Bar) Act, which provides higher standards for obtaining patents. These reforms could result in increased costs to protect our intellectual property or limit our ability to patent our products in these jurisdictions. In addition, despite continuing international pressure on the Chinese government, intellectual property rights protection continues to present significant challenges to foreign investors and, increasingly, Chinese companies. Chinese commercial law is relatively undeveloped compared to the commercial law in our other major markets and only limited protection of intellectual property is available in China as a practical matter. Although we have taken precautions in the operations of our Chinese subsidiaries and in our joint venture agreements (including as to the TSEC Joint Venture to which we have transferred the exclusive right to our technology within the joint venture territory) to protect our intellectual property, any local design or manufacture of products that we undertake in China could subject us to an increased risk that unauthorized parties will be able to copy or otherwise obtain or use our intellectual property, which could harm our business. We may also have limited legal recourse in the event we encounter patent or trademark infringement. Uncertainties with respect to the Chinese legal system may adversely affect the operations of our Chinese subsidiaries. China has put in place a comprehensive system of intellectual property laws however, incidents of infringement are common, and enforcement of rights can, in practice, be difficult. If we are unable to manage our intellectual property rights, our business and operating results may be seriously harmed.

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

The inclusion of mineral reserve estimates should not be regarded as a representation that these amounts can be economically exploited, and investors are cautioned not to place undue reliance on mineral reserve estimates, particularly inferred resource estimates, which are highly uncertain.

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

The current and future operations of AFE and BFR, including exploration, appraisal, development and possible production activities may be affected by a range of exploration and operating factors, including:

●	Geological conditions;
●	Limitations on activities due to seasonal or adverse weather patterns;
●	Alterations to program and budgets;
●	Unanticipated operational and technical difficulties encountered in geophysical surveys, drilling, metallurgical laboratory work and production activities;
●	Mechanical failure of operating plant and equipment, industrial and environmental accidents, acts of terrorism or political or civil unrest and other force majeure events;
●	Industrial action, disputation or disruptions;
●	Unavailability of transport or drilling equipment to allow access and geological and geophysical investigations;
●	Unavailability of suitable laboratory facilities to complete metallurgical test work investigations;
●	Failure of metallurgical testing to determine a commercially viable product;
●	Shortages or unavailability of manpower or appropriately skilled manpower;
●	Unexpected shortages or increases in the costs of consumables, spare parts, plant and equipment; and / or
●	Prevention or restriction of access by reason of inability to obtain consents or approvals.

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

According to a 2014 study published by the EIA, China has the world’s largest technically recoverable shale gas reserve resource, representing approximately 9.2% of the world’s total recoverable shale gas resources. However, given the variation across the world’s shale formations in both geology and above-the-ground conditions, the extent to which global technically recoverable shale resources will prove to be economically recoverable is not yet clear. The market effect of shale resources outside the United States will depend on the associated production costs, volumes, and market prices. For example, a potential shale well that costs twice as much and produces half the output of a typical U.S. well would not likely be developed. An increase in the development of shale gas would be a competitive alternative to syngas which is produced by our technology and could have a material adverse effect on our business and results of operation if successful.

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

Risks Related to our Common Stock

We are at risk of being de-listed from The NASDAQ Stock Market if we do not regain compliance with the minimum amount of stockholders’ equity for continued listing required by NASDAQ rules and certain other deficiencies.

On May 16, 2019, SES received a notice of noncompliance (the “Notice”) from the Listing Qualifications Staff (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Company was not compliant with the minimum stockholders’ equity requirement under Nasdaq Listing Rule 5550(b)(1) for continued listing on The Nasdaq Capital Market because the Company’s stockholders’ equity, as reported in SES’s Quarterly Report on Form 10-Q for the period ended March 31, 2019, was below the required minimum of $2.5 million. Based on materials provided to Nasdaq by SES, the Staff granted SES an extension through November 12, 2019 to complete the Merger.

On November 13, 2019, SES received notification from the Staff that it did not meet the terms of the previously granted extension and, as a result, the Staff has determined that that the securities of SES would be subject to delisting unless SES timely requested a hearing before a Nasdaq Hearings Panel (the “Panel”).

Additionally, on October 17, 2019, the Staff notified SES that since it failed to timely file its Annual Report on Form 10-K for the year ended June 30, 2019, it no longer complied with Nasdaq Listing Rule 5250(c)(1). SES was given until December 16, 2019, to submit a plan of compliance for consideration by the Staff. However, pursuant to Nasdaq Listing Rule 5810(c)(2)(A), the Staff has informed SES that it can no longer consider the Company’s plan, and, as a result, the failure to file the Form 10-K serves as an additional and separate basis for delisting. On November 21, 2019, SES received an additional delinquency notification letter from the Staff due to SES’s continued non-compliance with Nasdaq Listing Rule 5250(c)(1) as a result of the Company’s failure to timely file its Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.

SES has requested a hearing before the Panel. The hearing request automatically stayed any suspension/delisting action through December 5, 2019. On December 13, 2019, we received notification from the Panel that it had determined to extend the stay of suspension through the completion of the hearings process, which will take place on December 19, 2019. At the hearing, the Company will request the stay be extended through the closing of the previously announced Merger with AFE. However, there can be no assurance that the Panel will grant a further extension to enable the Company to demonstrate compliance that it has regained compliance with all applicable requirements.

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

The market valuation of clean energy companies, such as us, frequently fluctuate due to factors unrelated to the past or present operating performance of such companies. Our market valuation may fluctuate significantly in response to a number of factors, many of which are beyond our control, including:

●	Changes in securities analysts’ estimates of our financial performance;

●	Fluctuations in stock market prices and volumes, particularly among securities of energy companies;

●	Changes in market valuations of similar companies;

●	Announcements by us or our competitors of significant contracts, new technologies, acquisitions, commercial relationships, joint ventures or capital commitments;

●	Variations in our quarterly operating results;

●	Fluctuations in coal, oil, natural gas, methanol and ammonia prices;

●	Loss of a major customer of failure to complete significant commercial contracts;

●	Loss of a relationship with a partner; and

●	Additions or departures of key personnel.

As a result, the value of your investment in us may fluctuate.

Investors should not look to dividends as a source of income.

We do not intend to pay cash dividends in the foreseeable future. Consequently, any economic return will initially be derived, if at all, from appreciation in the fair market value of our stock, and not as a result of dividend payments.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate office occupies three individual offices on one floor under an Online Office Agreement and the term expires December 31, 2019 in Houston, Texas as of June 30, 2019. On December 31, 2019, we extended the Online Office Agreement through March 31, 2020. Over time, additional properties may be required if we develop new projects and add personnel to advance our commercial and technical efforts.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock and Stockholders

Our common stock is traded on The NASDAQ Capital Market under the symbol SES.

As of January 2, 2020, our authorized capital stock consisted of 200,000,000 shares of common stock and 20,000,000 shares of preferred stock, of which 1,576,500 shares of common stock and no preferred stock were issued and outstanding. As of such date, there were 23 holders of record of our common stock.

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

Recent Sales of Unregistered Securities

In July 2018, we agreed with a consulting firm to issue restricted shares for services rendered in connection with their consulting agreement with a total aggregate value of $70,500. We issued 2,862 shares of our common stock at $24.64 in relation to the consulting agreement. The issuance was made pursuant to exemptions under the Securities Act and the rules and regulations promulgated thereunder, including pursuant to Section 4(2).

See “Management’s Discussion and Analysis of Financial Condition and Results of Operation” for a discussion of the Interim Financing.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information regarding our existing equity compensation plans as of June 30, 2019.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	166,477	(2)	$60.73	31,409
Equity compensation plans not approved by security holders	78,881	(3)	$77.46	—
Total as of June 30, 2019	245,358		$66.11	31,409

(1)	Consists of the 2015 Long-term Incentive Plan and the Amended and Restated 2005 Incentive Plan.
(2)	Of the total 328,125 shares under 2015 Long-term Incentive Plan and the Amended and Restated 2005 Incentive Plan, options to acquire 166,477 shares of commons stock were outstanding at June 30, 2019.
(3)	As of June 30, 2019, warrants to acquire up to 78,881 shares of our common stock were outstanding to third-party companies working with the Company in different capacities (Market Development Consulting Group, Inc., TR Winston & Company and ILL-Sino Development).

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

Business Overview

Synthesis Energy Systems, Inc. (referred to herein as “we,” “us” and “our”), together with its wholly-owned and majority-owned controlled subsidiaries is a global clean energy company that owns proprietary technology, SES Gasification Technology (“SGT”), for the low-cost and environmentally responsible production of synthetic gas (referred to as “syngas”). Syngas is used to produce a wide variety of high-value clean energy and chemical products, such as synthetic natural gas, power, methanol, and fertilizer. Our focus has been on commercializing our technology both in China and globally through the regional business platforms we have created with partners in Australia, via Australian Future Energy Pty Ltd (“AFE”), in Poland, via SES EnCoal Energy sp. zo. o (“SEE”) and in China, via Tianwo-SES Clean Energy Technologies Limited (“TSEC Joint Venture”).

SGT produces syngas that can provide a competitive alternative to other forms of energy such as natural gas, LNG, crude oil and the conventional utilization of coal in boilers for power generation. Our syngas can provide a lower cost energy source in markets where coal, low quality coal, coal wastes, biomass and municipal wastes are available and where natural gas, LNG, and crude oil are expensive or constrained due to lack of infrastructure such as distribution pipelines or power transmission lines, such as Australia, Asia, Eastern Europe and parts of South America. In addition to the economic advantages, we believe our syngas also provides an environmentally responsible option for the manufacturing of chemical, hydrogen, industrial fuel gas and a cleaner option for the generation of power from coal. We believe that our technology is well positioned to be an important solution that addresses the market needs of a changing global energy landscape.

Over the past twelve years, we have successfully commercialized SGT, primarily through our efforts in China where, between 2006 and 2016, we invested in and built two commercial scale gasification projects together with Chinese partners and sub-licensed the SGT into three additional projects in China. In the aggregate, we have completed five commercial scale industrial projects in China over a ten-year period, in which the projects utilize twelve SES proprietary SGT systems. These projects represent a total project level investment of approximately $450 million. We believe the completion of these projects in China propelled SGT into a globally recognized gasification technology.

In 2014, we undertook efforts to expand into other regions of the world and created AFE, a joint venture with partners Ambre Investments PTY Limited (“Ambre”) in Australia, and in 2017, created SEE in Poland, with its partners from EnInvestments sp. z o.o. These regions are ideal locations for industrial projects utilizing the SGT due to high energy prices and limited access to affordable natural gas, combined with an abundance of low-quality, low-cost coal resources, renewable biomass and municipal solid wastes.

Australia’s lack of both domestic gas and a uniform energy policy has created a shortage of reliable energy supply and rising consumer prices, creating a need and demand for more environmentally friendly and cleaner energy solutions. AFE was established for the purpose of building large-scale vertically integrated projects using SGT to produce syngas used in manufacturing fuel gas, synthetic natural gas, agricultural and other chemicals, transportation fuels, explosives and for power generation and also to secure ownership positions in local resources, such as coal and biomass. AFE is able to leverage the unique flexible feedstock capability of SGT to build industrial projects with low production costs that can also reduce carbon dioxide emissions and support Australian industry and regional growth.

Since its formation, AFE has made significant commercial progress, creating Batchfire Resources Pty Ltd (“BFR”), which acquired one of the largest operating coal mines in Queensland, acquiring a coal resource mine development lease near Pentland, Queensland, and advancing the development of its flagship Gladstone Energy and Ammonia Project (the “Gladstone Project”). The AFE business underpins the future value of the Company and, to that end, on October 10, 2019, we and AFE entered into a definitive agreement to merge the two entities, among other transactions.

We have determined that we did not have adequate cash to continue the commercialization of SGT due primarily to our inability to realize financial results from our two investment into projects in China and three technology licensed projects in China as well as our inability to quickly develop alternative technology income sources in Australia, Poland and other global regions. As a result, in our fiscal third quarter and the current quarter, we suspended our global SGT commercialization efforts, we undertook operating expense reductions, we severed our SGT technology resources, we ceased providing funds to project developments, we continue to explore the divesting of assets such as our Yima and TSEC Joint Ventures and we formed a special committee of the board of directors to evaluate financing and restructuring alternatives. On October 10, 2019, we announced the proposed merger with AFE and the acquisition of additional ownership in Batchfire Resources.

For a discussion on the proposed Merger with AFE and the related transactions, see “Liquidity and Capital Resources.”

Results of Operations

Year Ended June 30, 2019 (“Current Year”) Compared to the Year Ended June 30, 2018 (“Prior Year”)

Revenue. There was no revenue for the Current Year as compared to $1.5 million for the Prior Year. The revenue for the Prior Year was primarily due to $0.9 million of payments of past due invoices related to technical consulting and engineering services provided to our Yima Joint Venture during the construction and commissioning period, due to uncertainty of receipts from the Yima Joint Venture, we only record revenues upon receipt of payment, $0.2 million related to our collection of past due invoices from our TSEC Joint Venture in conjunction with our transfer of ownership, $0.1 million related to services provided to AFE and $0.3 million from a third-party paid feasibility study.

There was no related party consulting revenue for the Current Year as compared to $1.2 million for the Prior Year, which primarily resulted from technical consulting and engineering services provided to AFE, and the past due invoices collected during the Prior Year from our Yima and TSEC joint ventures.

Costs of sales and operating expenses. There was no costs of sales and operating expenses for the Current Year compared to $0.4 million costs of sales and operating expenses for the Prior Year, which resulted from costs incurred for engineering services provided to customers.

General and administrative expenses. General and administrative expenses was $5.4 million during the Current Year as compared to $6.5 million during the Prior Year. The decrease of $1.1 million was due primarily to the reduction of employee related compensation costs, professional fees and other general and administrative expenses.

Stock-based expense. Stock-based expense decreased by $0.9 million to $0.4 million for the Current Year compared to $1.3 million for the Prior Year. This decrease is primarily due to fewer stock options and warrants issued during the Current Year as compared with the Prior Year.

Depreciation and amortization expense. Depreciation and amortization expense was approximately $0.3 million for the Current Year compared with $37,000 for the Prior Year related to amortization of our global patents, the increase was primarily due to the abandon of certain global patents.

Impairments. Impairment was $5.0 million for the Current Year as compared to $3.5 million for the Prior Year. We evaluated the conditions of the Yima Joint Venture to determine whether an other-than-temporary decrease in value had occurred in both the Current Year and Prior Year. We determined that there were triggering events that were other-than-temporary in both the Current Year and the Prior Year. In the Current Year, production levels exceeded expectations yet the facility continued to experience losses, experienced an increase in working capital deficits and the external debt was restructured to related Chinese partners as a result of the credit worthiness of the facility. In the Prior Year, production levels in the fourth quarter ended June 30, 2018 reduced the annual production below expectations which resulted in a net increase in the working capital deficit and increased the debt levels. An impairment analysis led to the conclusion that the investment in the Yima Joint Venture was impaired in the Current Year and the Prior Year, therefore, we recorded a $5.0 million impairment in the Current Year and a $3.5 million impairment in the Prior Year.

Equity in losses of joint venture. The equity in losses of joint venture was $0.2 million during the Current Year as compared to $0.7 million in the Prior Year, which primarily relates to our 35% share of the start -up losses incurred by AFE.

Gain on fair value adjustments of derivative liabilities. The net gain on fair value adjustments of derivative liabilities was approximately $1.9 million for the Current Year compared with 0.1 million for the Prior Year, which resulted from the lower fair market value for our Debenture Warrants and the Placement Agent Warrants as of June 30, 2019 versus June 30, 2018. The change in the derivative liability was primarily due to movements in our stock price. Other changes in the assumptions related to the passage of time, interest rate fluctuations and stock market volatility.

Foreign currency gain (losses). Foreign currency loss was $58,000 for the Current Year as compared to foreign currency gain of $143,000 for the Prior Year. The Current Year loss of $58,000 resulted from the 3% depreciation of the Chinese Renminbi yuan (“RMB”) to the U.S. dollar during the Current Year.

Other gain: There was no other gain for the Current Year as compared to other gain of $1.7 million for the Prior Year, which was primarily due to the restructuring of the TSEC Joint Venture. The TSEC Joint Venture is accounted for under the equity method. The Company’s contribution in the formation of the venture was the TUCA, which is an intangible asset granting certain exclusive rights to our gasification technology. As such, the Company did not record a carrying value of the investment in the TSEC Joint Venture at the inception of the venture. In August 2017, the Company entered into a Restructuring Agreement and received $1.7 million related to its transfer of ownership, reducing its ownership from 35% to 25% and final transfer and registration of shares with local government authorities was completed in December 2017. The $1.7 million gain was deferred in August and recognized upon the completed registration process in December 2017, as the joint venture has no carrying value and therefore the $1.7 million received related to the transfer of ownership resulted in a gain.

Interest expenses: Interest expenses was $1.3 million for the Current Year as compared with $0.9 million for the Prior Year, which was primarily due to the interest payments related to the Debenture and the amortization of debenture discount and issuance costs for the Debentures issued on October 24, 2017.

Liquidity and Capital Resources

As of June 30, 2019, we had $0.9 million in cash and cash equivalents and $34,000 of working capital. As of January 10, 2020, we had $0.4 million in cash and cash equivalents. Of the $0.4 million in cash and cash equivalents, $347,000 resides in the United States or easily accessed foreign countries and approximately $40,000 resides in China.

We have determined that we did not have adequate cash to continue the commercialization of SGT due primarily to our inability to realize financial results from our two investments into projects in China and three technology licensed projects in China as well as our inability to quickly develop alternative technology income sources in Australia, Poland and other global regions. As a result, in our fiscal third quarter and the current quarter, we have suspended our global SGT commercialization efforts, we undertook operating expense reductions, we ceased providing funds to project developments as we continue to explore the divesting of assets such as our Yima and TSEC Joint Ventures and we formed a special committee of the board of directors to evaluate financing and restructuring alternatives.

On March 29, 2019, our Board of Directors engaged Clarksons Platou Securities, Inc. (“CPS”) to act as our financial advisors to advise us as we conducted a process to evaluate financing options and strategic alternatives such as but not limited to a strategic merger, a sale, a recapitalization and/or a financing consisting of equity and/or debt securities focused on maximizing shareholder value and protecting the interests of our debtholders.

As a result of our efforts evaluating financing and strategic options, on October 10, 2019, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with AFE as previously discussed and also described in Note 16 – Subsequent Events – The Proposed Merger with AFE. Currently our focus is on completing the steps required to complete the merger, which include but are not limited to, (i) completion of all Company required filings, (ii) curing the NASDAQ listing requirement deficiencies, (iii) completion of the Form S-4 and Proxy related to the merger, (iv) completion of the Batchfire Share Exchange pre-emptive rights process and (v) all other tasks required to complete the merger. We believe the merger will be completed during our third fiscal quarter ending March 31, 2020.

In connection with the entry into the Merger Agreement, the Company entered into a securities purchase and exchange agreements (each, a “New Purchase Agreements”) with each of the existing holders of its 11% senior secured debentures issued in October 2017 (the “Debentures”), whereby each of the holders agreed to exchange their Debentures and accompanying warrants (the “Debenture Warrants”) for new debentures (the “New Debentures”) and warrants (the “New Warrants”), and certain of the holders agreed to provide $2,000,000 of additional debt financing (the “Interim Financing”). Pursuant to the New Purchase Agreements, the Company also issued $2,000,000 of 11% senior secured debentures (the “Merger Debentures”) to certain accredited investors, along with warrants to purchase $4,000,000 of shares of Common Stock, half of which were Series A Common Stock Purchase Warrants (the “Series A Merger Warrants”) and half of which were Series B Common Stock Purchase Warrants (the “Series B Merger Warrants” and, together with the Series A Merger Warrants, the “Merger Warrants”), as part of the Interim Financing. The Company shall receive the $2,000,000 pursuant to the Merger Debentures according to the following schedule: (i) $1,000,000 on or before October 14, 2019, (ii) $500,000 upon the filing of the proxy statement for the Company stockholder approval of the Merger, and (iii) $500,000 within two business days of Company stockholder approval of the Merger. The terms of the Merger Debentures are the same as the New Debentures. The Merger Debentures are intended to assist the Company in financing its business through the closing of the Merger.

As compensation for its services, the Company will pay to T.R. Winston & Company, LLC (the “Placement Agent”): (i) a cash fee of $140,000 (representing an aggregate fee equal to 7% of the face amount of the Merger Debentures, as defined below); and (ii) a warrant to purchase 100,000 shares of Common Stock (the “New Placement Agent Warrant”). We have also agreed to reimburse certain expenses of the Placement Agent. of the Merger.

The Company has also agreed to loan $350,000 of the proceeds from the Merger Debentures to AFE to assist AFE in financing its business through the closing of the Merger. The loan is subject to interest at the rate of 11% per annum payable in full on the repayment date in conjunction with the repayment of the principal amount. The repayment date is the earlier of five days after completion of the Merger transaction or the later of March 31, 2020 or three months following the vote of the shareholders on the Merger.

The $1,000,000 scheduled payment on or before October 14, 2019 was subsequently received less certain legal costs and escrow fees in the amount of $966,000

On October 24, 2019 we entered into a loan agreement with AFE whereby we loaned a portion of the $2.0 million proceeds received under the New Purchase Agreements. Under the loan agreement, we loaned $350,000 to AFE, which is due in full on the later of March 31, 2020 or within five days following the closing of the Merger. If the Merger does not close, the loan will mature on March 31, 2020 or three months following the special stockholder meeting called to approve the merger transactions. The loan accrues interest at 11% per annum and is also due in full upon repayment, subject to an increased default interest in certain limited circumstances.

We can make no assurances that the proposed Merger will be completed on a timely basis or at all. We may also need to raise additional capital through equity and debt financing to complete the Merger or to otherwise strengthen our balance for our corporate general and administrative expenses. We cannot provide any assurance that any financing will be available to us in the future on acceptable terms or at all. Any such financing could be dilutive to our existing stockholders. If we cannot raise required funds on acceptable terms, we may further reduce our expenses and we may not be able to, among other things, (i) maintain our general and administrative expenses at current levels including retention of key personnel and consultants; (ii) successfully implement our business strategy; (iii) make additional capital contributions to our joint ventures; (iv) fund certain obligations as they become due; (v) respond to competitive pressures or unanticipated capital requirements; or (vi) repay our indebtedness. In addition, we may elect to sell certain investments as a source of cash to develop additional projects or for general corporate purposes.

The following summarized the sources and uses of cash during the Current Year:

●	Operating Activities: During the Current Year, we used $6.2 million in cash for operating activities compared to $6.1 million during the Prior Year. These funds were utilized to pay a full year of interest on our Debentures, additional consultants and prepayment certain expenses related to the evaluation of strategic alternatives and our general and administrative expenses.

●	Investing Activities: During the Current Year, we used approximately $11,000 to invest in our SEE joint venture and received approximately $1,000 for disposal of fixed assets in investing activities. During the Prior Year, we had a net source of cash of $1.1 million in investing activities, which included $1.7 million proceeds from the TSEC Joint Venture share transfer, and $0.6 million additional investment in AFE and SEE.

●	Financing Activities: There was no financing activities for the Current Year. During the Prior Year, we had a net source of cash of $7.2 million in which we received net proceeds of $7.4 million from issuance of the debentures and paid legal fees of $0.2 million related to issuance costs of our Debentures.

Project Accounting

Australian Future Energy Pty Ltd

We account for our investment in AFE under the equity method. Our ownership of approximately 36% makes us the second largest shareholder. We also maintain a seat on the board of directors which allows us to have significant influence on the operations and financial decisions, but not control, of AFE. On June 30, 2019, we owned approximately 36% of AFE and the carrying value of our investment in AFE as of both June 30, 2019 and June 30, 2018 was zero.

Batchfire Resources Pty Ltd

We account for our investment in BFR under the cost method due to our limited investment, approximately 7%, and lack of significant influence. At the time of the spin-off, the carrying amount of our investment in AFE was reduced to zero through equity losses. As such, the value of the investment in BFR post spin-off was also zero. On June 30, 2019, our ownership in BFR was approximately 7% and the carrying value of our investment in BFR was zero as of June 30, 2019 and June 30, 2018.

Cape River Resources Pty Ltd

We account for our investment in CRR under the equity method. Our ownership of approximately 37% makes us the second largest shareholder. We also maintain a seat on the board of directors which allows us to have significant influence on the operations and financial decisions, but not control, of CRR. On June 30, 2019, we owned approximately 37% of AFE and the carrying value of our investment in AFE as of both June 30, 2019 and June 30, 2018 was zero.

Townsville Metals Infrastructure Pty Ltd

We account for our investment in TMI under the equity method. Our ownership of 38% makes us the second largest shareholder. We also maintain a seat on the board of directors which allows us to have significant influence on the operations and financial decisions, but not control, of TMI. On June 30, 2019, we owned approximately 38% of AFE and the carrying value of our investment in AFE as of both June 30, 2019 and June 30, 2018 was zero.

SES EnCoal Energy sp. z o. o.

We account for our investment in SEE under the equity method. Our ownership of 50% makes us an equal shareholder and we also maintain two of the four seats on the board of directors which allows us to have significant influence on the operations and financial decisions, but not control, of SEE. On June 30, 2019, as an equal shareholder, our ownership was 50% of SEE and the carrying value of our investment in SEE as of June 30, 2019 and 2018 was approximately $19,000 and $36,000 respectively.

Yima Joint Venture

The Yima Joint Venture is accounted for under the cost method of accounting. Our conclusion to account for this joint venture under this methodology is based upon our current and historical lack of significant influence in the Yima Joint Venture. The lack of significant influence was determined based upon our interactions with the Yima Joint Venture related to our limited participation in operating and financial policymaking processes coupled with our limited ability to influence decisions which contribute to the financial success of the Yima Joint Venture. The carrying value of our Yima Joint Venture investment as of June 30, 2019 and June 30, 2018 was approximately zero and $5.0 million respectively.

Tianwo-SES Clean Energy Technologies Limited

The TSEC Joint Venture is accounted for under the equity method. Our initial capital contribution in the formation of the venture was the TUCA, which is an intangible asset. As such, we did not record a carrying value at the inception of the venture. The carrying value of our investment in the TSEC Joint Venture as of both June 30, 2019 and 2018 was zero. As such in December 2017, the proceeds related to the transfer of shares, 11.15 million RMB (approximately $1.7 million) was recorded as a gain when the final transfer of shares with local government authorities was completed.

Under the equity method of accounting, losses in the venture are not recorded if the losses cause the carrying value to be negative and there is no requirement of the Company to contribute additional capital. As we are not required to contribute additional capital, we have not recognized losses in the venture, as this would cause the carrying value to be negative. Had we recognized our share of the losses related to the venture, we would have recognized losses of approximately $0.3 million and $0.5 million for the years ended June 30, 2019 and 2018, respectively, and $3.7 million from inception to date.

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

We believe the following describes significant judgments and estimates used in the preparation of our consolidated financial statements:

Reverse Stock Split

On July 22, 2019, we enacted a 1 for 8 reverse stock split as approved by the shareholders at the Annual Meeting of Stockholders held in June 2019. All share and per share amounts in the consolidated financial statements and this discussion and analysis have been retroactively restated to reflect the reverse stock split.

Revenue Recognition

We adopted Accounting Standards Codification No. 606, Revenue from Contracts with Customers (ASC 606) beginning July 1, 2018. We have elected to adopt ASC 606 under the modified retrospective method, under the modified retrospective method, we applied the guidance retrospectively only to the most current period presented in the Company’s consolidated financial statements. To do so, we have to recognize the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings at the date of initial application with the prior period presented without change. Since an entity may elect to apply the modified retrospective method to either all contracts as of the date of initial application or only to contracts that are not completed as of this date, we have elected to apply the modified retrospective method only to those contracts not completed before the date of initial application. Due to the limited number of contracts and revenue related to these contracts, we had no cumulative adjustment.

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

Impairment Evaluation of Long-Lived Assets

We evaluate our long-lived assets and specifically identified intangibles, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. When we believe an impairment condition or “triggering event” may have occurred, we are required to estimate the undiscounted future cash flows associated with a long-lived asset or group of long-lived assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities for long-lived assets that are expected to be held and used. If we determine that the undiscounted cash flows from an asset to be held and used are less than the carrying amount of the asset, or if we have classified an asset as held for sale, we estimate fair value to determine the amount of any impairment charge.

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

Off Balance Sheet Arrangements

In November 2018, we entered into a new office lease agreement for 12 months expiring on December 31, 2019 for our corporate offices in Houston, Texas, on December 31, 2019, we extended the office lease agreement through March 31, 2020.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Synthesis Energy Systems, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Synthesis Energy Systems, Inc. and its subsidiaries (the Company) as of June 30, 2019 and 2018, the related consolidated statements of operations, other comprehensive income, stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of a Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has limited cash resources. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company’s auditor since 2017.

Houston, Texas

January 10, 2020

SYNTHESIS ENERGY SYSTEMS, INC.

Consolidated Balance Sheets

(In thousands, except par value amounts)

	June 30, 2019	June 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$871	$7,071
Accounts receivable – related party, net	—	287
Prepaid expenses	768	172
Other current assets	199	547

Total current assets	1,838	8,077

Property, plant and equipment, net	—	10
Intangible asset, net	794	1,038
Investment in joint ventures	19	5,036
Other long-term assets	5	153

Total assets	$2,656	$14,314

LIABILITIES AND EQUITY
Current liabilities:
Accrued expenses and accounts payable	$834	$1,211
Accrued royalty expenses	750	250
Accrued interest payable	220	220

Total current liabilities	1,804	1,681

Senior secured debenture principal	8,000	8,000
Less unamortized discount and debt issuance costs	(2,165)	(2,610)
Total senior secured debenture	5,835	5,390

Derivative liabilities	87	1,964

Total long-term liabilities	5,922	7,354

Total liabilities	$7,726	$9,035
Commitment and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, $0.01 par value- 20,000 shares authorized – no shares issued and outstanding	—	—
Common stock, $0.01 par value: 200,000 shares authorized: 1,395 and 1,377 shares issued and outstanding, respectively	14	14
Additional paid-in capital	265,533	265,162
Accumulated deficit	(270,784)	(260,068)
Accumulated other comprehensive income	244	244
Total stockholders’ equity to SES stockholders	(4,993)	5,352
Noncontrolling interests in subsidiaries	(77)	(73)

Total stockholders’ equity	(5,070)	5,279

Total liabilities and equity	$2,656	$14,314

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year Ended June 30,
	2019	2018
Revenue:
Technology licensing and related services	$—	$269
Related party consulting services	—	1,238
Total revenue	—	1,507
Costs and Expenses:
Costs of sales	—	413
General and administrative expenses	5,437	6,450
Stock-based expense	371	1,258
Depreciation and amortization	258	37
Impairments	5,000	3,500
Total costs and expenses	11,066	11,658
Operating loss	(11,066)	(10,151)
Non-operating income (expense):
Equity in losses of joint ventures	(198)	(715)
Gain on fair value adjustments of derivative liabilities	1,877	126
Foreign currency gain (losses), net	(58)	143
Interest expense	(1,326)	(869)
Interest income	51	43
Other gain	—	1,689
Net loss before income tax provision	(10,720)	(9,734)
Income tax benefit/(provision)	—	129
Net loss	(10,720)	(9,605)
Less: net loss attributable to non-controlling interests	(4)	(1)
Net loss attributable to SES stockholders	$(10,716)	$(9,604)
Net loss per share attributable to SES stockholders	$(7.74)	$(7.01)
Weighted average common shares outstanding:
Basic and diluted	1,384	1,370

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.

Consolidated Statements of Other Comprehensive Loss

(In thousands)

	Year Ended June 30,
	2019	2018
Net loss	$(10,720)	$(9,605)
Cumulative translation adjustment	—	(189)
Gain on disposition of investment in subsidiary	—	254
Comprehensive loss	(10,720)	(9,540)
Less:
Comprehensive gain attributable to noncontrolling interests	(4)	651
Comprehensive loss attributable to the Company	$(10,716)	$(10,191)

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.

Consolidated Statements of Equity

(In thousands)

	Common Stock		Additional		Accumulated Other	Non-
	Shares	Common Stock	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Controlling Interest	Total
Balance at June 30, 2017	1,368	$14	$263,904	$(250,464)	$831	$(724)	$13,561
Net loss	—	—	—	(9.604)	—	(1)	(9,605)
Currency translation adjustment	—	—	—	—	(189)	—	(189)
Gain on disposition of investment in subsidiary	—	—	—	—	(398)	652	254
Stock-based expense	9	—	1,258	—	—	—	1,258
Balance at June 30, 2018	1,377	$14	$265,162	$(260,068)	$244	$(73)	$5,279

Balance at June 30, 2018	1,377	$14	$265,162	$(260,068)	$244	$(73)	$5,279
Net loss	—	—	—	(10,716)	—	(4)	(10,720)
Stock-based expense	18	—	371	—	—	—	371
Balance at June 30, 2019	1,395	14	265,533	(270,784)	244	(77)	(5,070)

See accompanying notes to the consolidated financial statements.

SYNTHESISENERGY SYSTEMS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(10,720)	$(9,605)
Adjustments to reconcile net loss to net cash flow from operating activities:
Stock-based expense	371	1,258
Depreciation of property, plant and equipment	8	15
Amortization of debenture issuance cost	446	265
Amortization of intangible and other assets	250	22
Impairments	5,000	3,500
Gain on fair value adjustment of derivative	(1,877)	(126)
Gain on investment	—	(311)
Other gains	—	(1,689)
Equity in losses of joint ventures	198	715
Changes in operating assets and liabilities:
Accounts receivable - related party, net	187	(272)
Prepaid expenses and other current assets	(246)	(172)
Inventory	—	43
Other long-term assets	142	(185)
Accrued expenses and accounts payable	51	422
Net cash used in operating activities	(6,190)	(6,120)
Cash flows from investing activities:
Proceeds from TSEC Joint Venture share transfer		1,689
Proceeds from disposal of property, plant and equipment	1	—
Equity investment in joint ventures	(11)	(562)
Net cash used in investing activities	(10)	1,127
Cash flows from financing activities:
Gross proceeds from issuance of debenture	—	8,000
Payments on debenture issuance cost	—	(786)
Net cash provided by financing activities	—	7,214

Net increase/(decrease) in cash and cash equivalents	(6,200)	2,221
Cash and cash equivalents, beginning of year	7,071	4,988
Effect of exchange rates on cash	—	(138)
Cash and cash equivalents, end of year	$871	$7,071

Supplemental Disclosures:
Cash paid for interest expense during the year:	$880	$384

Non-cash investing activities during the year ended June 30, 2019:

●	The company exchanged $100,000 of accounts receivable for $100,000 additional investment in AFE for the year ended June 30, 2019.
●	The company received a total of 1,000,000 shares of AFE as down payment paid by AFE according to the Option Agreement recorded as additional investment in AFE and a deferred liability.
Option agreement subsequently terminated in August 2019.

Non-cash investing activities during the year ended June 30, 2018:

●	The company exchanged $150,000 of accounts receivable for $150,000 additional investment in AFE for the year ended June 30, 2018.
●	The company issued a total of 1,000,000 shares of warrants as discount to the debenture with a total fair value of approximately $2.0 million on the date of issuance.
●	The company issued a total of 70,000 shares of warrants to the placement agency with a total fair value of approximately $0.1 million on the date of issuance.

See accompanying notes to the consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.

Notes to the Consolidated Financial Statements

Note 1 — Business and Liquidity

(a) Organization and description of business

Synthesis Energy Systems, Inc. (referred to herein as “we”, “us” and “our”), together with its wholly-owned and majority-owned controlled subsidiaries is a global clean energy company that owns proprietary technology, SES Gasification Technology (“SGT”), for the low-cost and environmentally responsible production of synthesis gas (referred to as the “syngas”). Syngas is used to produce a wide variety of high-value clean energy and chemical products, such as synthetic natural gas, power, methanol, and fertilizer. Our focus has been on commercializing our technology both in China and globally through the regional business platforms we have created with partners in Australia, via Australia Future Energy Pty Ltd (“AFE”), in Poland, via SES EnCoal Energy sp. zo. o (“SEE”) and in China, via Tianwo-SES Clean Energy Technologies Limited (“TSEC Joint Venture”).

Over the past twelve years, we have successfully commercialized SGT primarily through our efforts in China where, between 2006 and 2016, we invested in and built two commercial scale gasification projects together with Chinese partners and sub-licensed the SGT into three additional projects in China. In the aggregate, we have completed five commercial scale industrial projects in China over a ten-year period, in which the projects utilize twelve SES proprietary SGT systems. We believe the completion of these projects in China propelled SGT into a globally recognized gasification technology.

In 2014, we undertook efforts to expand into other regions of the world and created AFE, a joint venture with partners Ambre Investments PTY Limited (“Ambre”) in Australia, and in 2017, created SEE in Poland, with its partners from EnInvestments sp. z o.o. These regions are ideal locations for industrial projects utilizing the SGT due to high energy prices and limited access to affordable natural gas, combined with an abundance of low-quality, low-cost coal resources, renewable biomass and municipal solid wastes.

Australia’s lack of both domestic gas and a uniform energy policy has created a shortage of reliable energy supply and rising consumer prices, creating a need and demand for more environmentally friendly and cleaner energy solutions. AFE was established for the purpose of building large-scale vertically integrated projects using SGT to produce syngas used in manufacturing fuel gas, synthetic natural gas, agricultural and other chemicals, transportation fuels, explosives and for power generation and also to secure ownership positions in local resources, such as coal and biomass. AFE is able to leverage the unique flexible feedstock capability of SGT to build industrial projects with low production costs that can also reduce carbon dioxide emissions and support Australian industry and regional growth.

Since its formation, AFE has made significant commercial progress, creating Batchfire Resources Pty Ltd (“BFR”), which acquired one of the largest operating coal mines in Queensland, acquiring a coal resource mine development lease near Pentland, Queensland, and advancing the development of its flagship Gladstone Energy and Ammonia Project (the “Gladstone Project”). The AFE business underpins the future value of the Company and, to that end, on October 10, 2019, we and AFE entered into a definitive agreement to merge the two entities, among other transactions.

We have determined that we did not have adequate cash to continue the commercialization of SGT due primarily to our inability to realize financial results from our two investments into projects in China and three technology licensed projects in China as well as our inability to quickly develop alternative technology income sources in Australia, Poland and other global regions. As a result, in our fiscal third quarter and the current quarter, we have suspended our global SGT commercialization efforts, we undertook operating expense reductions, we ceased providing funds to project developments as we continue to explore the divesting of assets such as our Yima and TSEC Joint Ventures and we formed a special committee of the board of directors to evaluate financing and restructuring alternatives. On October 10, 2019, we announced the proposed merger with AFE and the acquisition of additional ownership in BFR.

On March 1, 2019, DeLome Fair resigned as President and Chief Executive Officer, principal financial officer and as a director on the Board of Directors. Robert Rigdon, Vice Chairman of the Board and former President and Chief Executive Officer of the Company succeeded Ms. Fair as President, Chief Executive Officer and principal financial officer.

On May 16, 2019, we received a notice of noncompliance from the Listing Qualifications Staff of the Nasdaq Stock Market (“NASDAQ”) indicating that the Company was not compliant with the minimum stockholders’ equity requirement under Nasdaq Listing Rule 5550(b)(1) for continued listing on the Nasdaq Capital Market because the Company’s stockholders’ equity, as reported in the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2019, was below the required minimum of $2.5 million. This notice had no immediate effect on the Company’s listing. NASDAQ had provided the Company 45 calendar days or until July 1, 2019 to submit a plan of compliance in order to maintain the listing. We submitted a plan of compliance to NASDAQ addressing how we intended to regain compliance with Nasdaq Listing Rule 5550(b) within 180 days of notification, or by November 12, 2019. The plan of compliance submitted by the Company was accepted by NASDAQ on July 29, 2019. Subsequent NASDAQ communications after June 30, 2019 are discussed in Note 16 – Subsequent Events – Other Subsequent Events.

We operate our business from our headquarters located in Houston, Texas and our offices in Shanghai, China.

(b) Liquidity, Management’s Plan and Going Concern

As of June 30, 2019, we had $0.9 million in cash and cash equivalents and $34,000 of working capital.

As of January 10, 2020, we had $0.4 million in cash and cash equivalents. Of the $0.4 million in cash and cash equivalents, $347,000 resides in the United States or easily access foreign countries and approximately $40,000 resides in China.

We have determined that we did not have adequate cash to continue the commercialization of SGT due primarily to our inability to realize financial results from our two investments into projects in China and three technology licensed projects in China as well as our inability to quickly develop alternative technology income sources in Australia, Poland and other global regions. As a result, in our fiscal third quarter and the current quarter, we have suspended our global SGT commercialization efforts, we undertook operating expense reductions, we ceased providing funds to project developments as we continue to explore the divesting of assets such as our Yima and TSEC Joint Ventures and we formed a special committee of the board of directors to evaluate financing and restructuring alternatives.

On March 29, 2019, our Board of Directors engaged Clarksons Platou Securities, Inc. (“CPS”) to act as our financial advisors to advise us as we conducted a process to evaluate financing options and strategic alternatives such as but not limited to a strategic merger, a sale, a recapitalization and/or a financing consisting of equity and/or debt securities focused on maximizing shareholder value and protecting the interests of our debtholders.

As a result of our efforts evaluating financing and strategic options, on October 10, 2019 we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with AFE as described further in Note 16 – Subsequent Events – The Proposed Merger with AFE. Currently our focus is on completing the steps required to complete the merger, which include but are not limited to, (i) completion of all Company required filings, (ii) curing the NASDAQ listing requirement deficiencies, (iii) completion of the form S-4 and Proxy related to the merger, (iv) completion of the Batchfire Share Exchange pre-emptive rights process and (v) all other tasks required to complete the merger.

In connection with the entry into the Merger Agreement, the Company entered into a securities purchase and exchange agreements (each, a “New Purchase Agreements”) with each of the existing holders of its 11% senior secured debentures issued in October 2017 (the “Debentures”), whereby each of the holders agreed to exchange their Debentures and accompanying warrants (the “Debenture Warrants”) for new debentures (the “New Debentures”) and warrants (the “New Warrants”), and certain of the holders agreed to provide $2,000,000 of additional debt financing (the “Interim Financing”). Pursuant to the New Purchase Agreements, the Company also issued $2,000,000 of 11% senior secured debentures (the “Merger Debentures”) to certain accredited investors, along with warrants to purchase $4,000,000 of shares of Common Stock, half of which were Series A Common Stock Purchase Warrants (the “Series A Merger Warrants”) and half of which were Series B Common Stock Purchase Warrants (the “Series B Merger Warrants” and, together with the Series A Merger Warrants, the “Merger Warrants”), as part of the Interim Financing. The Company shall receive the $2,000,000 pursuant to the Merger Debentures according to the following schedule: (i) $1,000,000 on or before October 14, 2019, (ii) $500,000 upon the filing of the proxy statement for the Company stockholder approval of the Merger, and (iii) $500,000 within two business days of Company stockholder approval of the Merger. The terms of the Merger Debentures are the same as the New Debentures. The Merger Debentures are intended to assist the Company in financing its business through the closing of the Merger.

As compensation for its services, the Company will pay to T.R. Winston & Company, LLC (the “Placement Agent”): (i) a cash fee of $140,000 (representing an aggregate fee equal to 7% of the face amount of the Merger Debentures, as defined below); and (ii) a warrant to purchase 100,000 shares of Common Stock (the “New Placement Agent Warrant”). We have also agreed to reimburse certain expenses of the Placement Agent.

The Company has also agreed to loan $350,000 of the proceeds from the Merger Debentures to AFE to assist AFE in financing its business through the closing of the Merger. The loan is subject to interest at the rate of 11% per annum payable in full on the repayment date in conjunction with the repayment of the principal amount. The repayment date is the earlier of five days after completion of the Merger transaction or the later of March 31, 2020 or three months following the vote of the shareholders on the Merger.

The $1,000,000 scheduled payment on or before October 14, 2019 was subsequently received less certain legal costs and escrow fees in the amount of $966,000.

On October 24, 2019 we entered into a loan agreement with AFE whereby we loaned a portion of the $2.0 million proceeds received under the New Purchase Agreements. Under the loan agreement, we loaned $350,000 to AFE, which is due in full on the later of March 31, 2020 or within five days following the closing of the Merger. If the Merger does not close, the loan will mature on March 31, 2020 or three months following the special stockholder meeting called to approve the merger transactions. The loan accrues interest at 11% per annum and is also due in full upon repayment, subject to an increased default interest in certain limited circumstances.

We can make no assurances that the proposed Merger will be completed on a timely basis or at all. In addition, we may be forced to seek relief to avoid or end insolvency through other proceedings including bankruptcy. Based on the historical negative cash flows and the continued limited cash inflows in the period subsequent to year end there is substantial doubt about the Company’s ability to continue as a going concern.

Note 2 — Summary of Significant Accounting Policies

(a) Reverse Stock Split

On July 22, 2019, we enacted a 1 for 8 reverse stock split as approved by the shareholders at the Annual Meeting of Stockholders held in June 2019. All share and per share amounts in the consolidated financial statements have been retroactively restated to reflect the reverse stock split.

(b) Basis of Presentation and Principles of Consolidation

The consolidated financial statements are in U.S. dollars. Non-controlling interests in consolidated subsidiaries in the consolidated balance sheets represents minority stockholders’ proportionate share of the equity including any contractual relationships in such subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

The joint ventures which we have entered into may be considered a variable interest entity, (“VIE”). We consolidate all VIEs where we are the primary beneficiary. This determination is made at the inception of our involvement with the VIE and is continuously re-assessed. We consider qualitative factors and form a conclusion that we, or another interest holder, has a controlling financial interest in the VIE and, if so, whether it is the primary beneficiary. To determine the primary beneficiary, we consider who has the power to direct activities of the VIE that most significantly impacts the VIE’s performance and has the obligation to absorb losses from or the right to receive benefits of the VIE that could be significant to the VIE. We do not consolidate VIEs where we are not the primary beneficiary. As noted above, we account for these unconsolidated VIEs using either the equity method if we have significant influence but not control, or the cost method and include our net investment on our consolidated balance sheet. Under the equity method, our equity interest in the net income or loss from our investments are recorded as non-operating income/expense on a net basis on our consolidated statements of operations. In the event of a change in ownership, any gain or loss resulting from an investee share issuance is recorded in earnings. Controlling interest is determined by majority ownership interest and the ability to unilaterally direct or cause the direction of management and policies of an entity after considering any third-party participatory rights. Our investments are as follows:

We have determined that AFE (as defined in Note 4 – Current Projects – Australian Future Energy Pty Ltd) is a VIE that we are not the primary beneficiary as other shareholders have a 65% ownership interest, we are not the largest shareholder and we do not have the power to direct the activities of the VIE. We account for our investment in AFE under the equity method. The carrying value of our investment in AFE as of both June 30, 2019 and June 30, 2018 was zero.

We have determined that BFR (as defined in Note 4 – Current Projects – Batchfire Resources Pty Ltd) is a VIE that we are not the primary beneficiary as other shareholders have more than an 92% ownership interest nor do we have the power to direct the activities of the VIE. We account for our investment in BFR under the cost method. At the time of the spin-off from AFE, the carrying value of our investment in AFE was reduced to zero through equity losses. As such, the value of our investment in BFR was also zero. The carrying value of our investment in BFR at both June 30, 2019 and 2018 was zero.

We have determined that CRR (as defined in Note 4 – Current Projects – Cape River Resources Pty Ltd) is a VIE that we are not the primary beneficiary as other shareholders have a 63% ownership interest, we are not the largest shareholder and we do not have the power to direct the activities of the VIE. We account for our investment in CRR under the equity method. The carrying value of our investment in CRR as of both June 30, 2019 and June 30, 2018 was zero.

We have determined that TMI (as defined in Note 4 – Current Projects – Townsville Metals Infrastructure Pty Ltd) is a VIE that we are not the primary beneficiary as other shareholders have a 62% ownership interest, we are not the largest shareholder and we do not have the power to direct the activities of the VIE. We account for our investment in TMI under the equity method. The carrying value of our investment in TMI as of both June 30, 2019 and June 30, 2018 was zero.

We have determined that SEE (as defined in Note 4 – Current Projects – SES EnCoal Energy sp. z o. o) is a VIE that we are not the primary beneficiary as the ownership of the company is split between two equal shareholders, each with a 50% ownership interest. We have the power to influence but not direct the activities of the VIE. We account for our investment in SEE under the equity method. The initial capitalization of the company was funded in January 2018 with additional funding in March 2018 and in August 2018. The carrying value of our investment in SEE at June 30, 2019 and 2018 was approximately $19,000 and $35,000 respectively.

We have determined that the Yima Joint Venture (as defined in Note 4 – Current Projects – Yima Joint Venture) is a VIE of which Yima, our joint venture partner, is the primary beneficiary since they have a 75% ownership interest in the Yima Joint Venture and the power to direct the activities of the VIE that most significantly influence the VIE’s performance. We have also determined that our 25% ownership interest does not allow us to influence the activities of the VIE. We account for our investment in the Yima Joint Venture under the cost method. The carrying value of our investment in Yima Joint Venture at June 30, 2019 and June 30, 2018 was zero and approximately $5.0 million respectively. See Note 4 – Current Projects – Yima Joint Venture for a further discussion of our accounting method.

We have determined that the TSEC Joint Venture (as defined in Note 4- Current Projects – Tianwo-SES Clean Energy Technologies Limited) is a VIE of which STT, the largest joint venture partner, is the primary beneficiary since STT has a 50% ownership interest in the TSEC Joint Venture and has the power to direct the activities of the TSEC Joint Venture that most significantly influence its performance. We account for our investment in the TSEC Joint Venture under the equity method. Because of losses sustained by the TSEC Joint Venture, the carrying value of this joint venture at both June 30, 2019 and 2018 was zero. See Note 4 – Current Projects - Tianwo-SES Clean Energy Technologies Limited for a further discussion of our accounting method.

(d) Revenue Recognition

We adopted Accounting Standards Codification No. 606, Revenue from Contracts with Customers (ASC 606) beginning July 1, 2018. We have elected to adopt ASC 606 under the modified retrospective method, under the modified retrospective method, we applied the guidance retrospectively only to the most current period presented in the Company’s consolidated financial statements. To do so, we have to recognize the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings at the date of initial application with the prior period presented without change. Since an entity may elect to apply the modified retrospective method to either all contracts as of the date of initial application or only to contracts that are not completed as of this date, we have elected to apply the modified retrospective method only to those contracts not completed before the date of initial application. Due to the limited number of contracts and revenue related to these contracts, we had no cumulative adjustment.

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

There were no license fee revenues was recorded in the fiscal year ending June 30, 2019 or 2018. There were no revenues related to the sales of services or equipment in fiscal year ending June 30, 2019. Revenues of $250,000 related to percentage of completion projects and $1,257,000 related to services provided or due to uncertainty when collected were recorded in the fiscal year ending June 30, 2018.

(e) Use of estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates that affect the amounts reported in the financial statements and accompanying notes. Management considers many factors in selecting appropriate operational and financial accounting policies and controls, and in developing the assumptions that are used in the preparation of these consolidated financial statements. Management must apply significant judgment in this process. Among the factors, but not fully inclusive of all factors that may be considered by management in these processes are: the range of accounting policies permitted by generally accepted accounting principles in the United States; management’s understanding of the Company’s business for both historical results and expected future results; the extent to which operational controls exist that provide high degrees of assurance that all desired information to assist in the estimation is available and reliable or whether there is greater uncertainty in the information that is available upon which to base the estimate; expectations of the future performance of the economy, both domestically, and globally, within various areas that serve the Company’s principal customers and suppliers of goods and services; expected rates of exchange, sensitivity and volatility associated with the assumptions used in developing estimates; and whether historical trends are expected to be representative of future trends. The estimation process at times may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that lies within that range of reasonable estimates based upon the risks associated with the variability that might be expected from the future outcome and the factors considered in developing the estimate. Management attempts to use its business and financial accounting judgment in selecting the most appropriate estimate, however, actual amounts could and will differ from those estimates.

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

The Company’s financial assets and liabilities are classified based on the lowest level of input that is significant for the fair value measurement. The following table summarizes the assets of the Company measured at fair value as of June 30, 2019 and June 30, 2018 (in thousands):

	June 30, 2019
	Level 1		Level 2		Level 3	Total
Assets:
Certificates of Deposit	$—		$50	(1)	$—	$50
Money Market Funds	369	(2)	—		—	369
Non-recurring Investment in Yima Joint Venture	—		—		—	—

Liabilities:
Derivative liabilities	$—		$—		$87	$87

	June 30, 2018
	Level 1		Level 2		Level 3		Total
Assets:
Certificates of Deposit	$—		$50	(1)	$—		$50
Money Market Funds	4,345	(2)	—		—		4,345
Non-recurring Investment in Yima Joint Venture	—		—		5,000	(3)	5,000

Liabilities:
Derivative liabilities	$—		$—		$1,964		$1,964

(1)	Amount included in current assets on the Company’s consolidated balance sheets.
(2)	Amount included in cash and cash equivalents on the Company’s consolidated balance sheet.
(3)	Significant unobservable inputs were used to calculate the fair value of the investment in Yima Joint Venture. These inputs included forecasted methanol and coal prices, calculated discount rates and discount for lack of marketability as the majority owner is a state-owned entity in China, volatility analysis and information received from the joint venture.

The following table sets forth the changes in the estimated fair value for our Level 3 classified derivative liabilities (in thousands):

	Year ended
	June 30,
	2019	2018
Beginning balance - investment in Yima joint venture	$5,000	$8,500
Impairments	(5,000)	(3,500)
Ending balance - investment in Yima joint venture	$—	$5,000

	Year ended
	June 30,
	2019	2018
Beginning balance - derivative liabilities	$1,964	$2,090
Change in fair value	(1,877)	(126)
Ending balance – derivative liabilities	$87	$1,964

The carrying values of the certificates of deposit and money market funds approximate fair value, which were estimated using quoted market prices for those or similar investments. The carrying value of other financial instruments, including accounts receivable and accounts payable approximate their fair values due to the short maturities on those instruments. Our Debentures are recorded at face value of $8.0 million and the fair value is unable to be determined due to lack of third-party quotes and the Company’s distressed financial position. The derivative liabilities are measured at fair value using a Monte Carlo simulation valuation methodology (See also Note 7 – Derivative Liabilities for more details related to valuation and assumptions of the Company’s derivative liabilities).

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

(i) Accounts receivable and allowance for doubtful accounts

Accounts receivable are stated at historical carrying amounts net of allowance for doubtful accounts. We establish provisions for losses on accounts receivable if it is determined that collection of all or part of an outstanding balance is not probable. Collectability is reviewed regularly, an allowance is established or adjusted, as necessary. As of the fiscal year ending June 30, 2019 and 2018, no allowance for doubtful accounts was necessary.

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

(k) Intangible assets

Intangible assets with indefinite useful lives are not amortized but instead are tested annually for impairment, or immediately if conditions indicate that impairment could exist. Intangible assets with definite useful lives are amortized over their estimated useful lives and reviewed for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Substantial judgment is necessary in the determination as to whether an event or circumstance has occurred that may trigger an impairment analysis and in the determination of the related cash flows from the asset. Estimating cash flows related to long-lived assets is a difficult and subjective process that applies historical experience and future business expectations to revenues and related operating costs of assets. Should impairment appear to be necessary, subjective judgment must be applied to estimate the fair value of the asset, for which there may be no ready market, which often times results in the use of discounted cash flow analysis and judgmental selection of discount rates to be used in the discounting process. If the Company determines an asset has been impaired based on the projected undiscounted cash flows of the related asset group, and if the cash flow analysis indicates that the carrying amount of an asset group exceeds related undiscounted cash flows, the carrying value is reduced to the estimated fair value of the asset. We evaluated such intangibles for impairments and did not record an impairment for the year ended June 30, 2019.

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

(m) Impairment Accounting for Cost Method Investments

We evaluated the conditions of the Yima Joint Venture to determine whether other-than-temporary decrease in value had occurred as of June 30, 2019 and 2018. As of June 30, 2019, management determined there was a triggering events related to the value of its investment in the Yima Joint Venture. The plant production levels exceeded expectations, yet the plant continued to experience losses and an increase in working capital deficits.

In May 2019, the plant was idled to perform its annual maintenance. Our joint venture partner, Yima, determined the plant would remain idle until it could obtain funds to complete the maintenance and the price of methanol reached an acceptable level, although we are not privy to what the price of methanol must reach to be considered acceptable. The plant remained idled from May 2019 until November 2019. The restarting of the plant is in line with the winter heating season where the plant provides steam to the city.

At June 30, 2018, management determined there was a triggering event related to the value of its investment in the Yima Joint Venture. Lower production levels in the fourth quarter reduced the annual production below expectations which resulted in a net increase in the working capital deficit and the debt levels of the joint venture. Management determined these events in both years were other-than-temporary in nature and therefore conducted an impairment analysis utilizing a discounted cash flow fair market valuation. In the June 30, 2018 valuation, we also utilized a Black-Scholes Model-Fair Value of Optionality used in valuing companies with substantial amount of debt where a discounted cash flow valuation may be inadequate for estimating fair value. In the June 30, 2019 valuation, the Black-Scholes Model-Fair Value of Optionality was not available due to the results of the discounted cash flow fair market valuation results. We did these valuations with the assistance of a third-party valuation expert. In this valuation, significant unobservable inputs were used to calculate the fair value of the investment. These inputs included forecasted methanol and coal prices, calculated discount rates and discount for lack of marketability as the majority owner is a state-owned entity in China, volatility analysis and information received from the joint venture. The valuation led to the conclusion that the investment in the Yima Joint Venture was impaired as of June 30, 2019 and, therefore, we recorded a $5.0 million impairment for the year ended June 30, 2019. The previous valuation concluded there was an impairment which resulted in a $3.5 million impairment for the year ended June 30, 2018. The carrying value of our Yima investment as of June 30, 2019 and June 30, 2018 was zero and $5.0 million respectively.

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

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into law. The Act provides for numerous significant tax law changes and modifications with varying effective dates, which include reducing the corporate income tax rate from 35% to 21%, creating a territorial tax system, broadening the tax base, and allowing for immediate capital expensing of certain qualified property. Due to losses recorded in past years and the fact we have offset our net deferred tax assets with a valuation allowance, the Act had a minimal effect. The Act however does allow for Alternative Minimum Tax (“AMT”) to be refundable over subsequent periods. The tax benefit of approximately $129,000 was recorded for the fiscal year ending June 30, 2018 includes previously paid AMT tax amounts we paid in past years which are refundable under the Act.

(o) Foreign currency remeasurement gains and losses

Transactions denominated in Renminbi in SES Shanghai entity are remeasured to its functional currency of U.S. dollars at average exchange rate. Monetary assets and liabilities are remeasured to U.S. dollars at closing exchange rates, whereas non-monetary assets and liabilities are remeasured to U.S. dollars at historical rates. Remeasurement gains and losses on monetary assets and liabilities are included in the calculation of net loss.

(p) Stock-based expense

The Company has a stock-based compensation plan under which stock-based awards have been granted to employees and non-employees. Stock-based expense is accounted for in accordance with ASC 718, “Compensation – Stock Compensation.” We establish fair values for our equity awards to determine its cost and recognize the related expense over the appropriate vesting periods. We recognize expense for stock options, stock warrants, and restricted stock awards. The fair value of restricted stock awards is based on the market value as of the date of the awards, and for stock-based awards vesting based on service period, the value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period on a straight-line basis for each separately vesting portion of the award as if the award was, in substance, multiple awards. See Note 14 – Equity – Stock-Based Awards for additional information related to stock-based expense.

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

On May 10, 2017, we entered into a project technology license agreement with AFE in connection with a project being developed by AFE in Queensland Australia. AFE intends to form a subsidiary project company and assign the project technology license agreement to that company which will assume all of the obligations of AFE thereunder. Pursuant to the project technology license agreement, we granted a non-exclusive license to use our technology at the project to manufacture syngas and to use our technology in the design of the facility. In consideration, the project technology license agreement calls for a license fee to be finalized based on the designed plant capacity and a separate fee of $2.0 million for the delivery of a process design package. The license agreement calls for license fees to be paid as project milestones are reached throughout the planning, construction and first five years of plant operations. The success and timing of the project being developed by AFE will affect if and/or when we will be able to receive all of the payments related to this license agreement. However, there can be no assurance that AFE will be successful in developing this or any other project.

In October 2016, AFE completed the creation and spin-off of BFR (as discussed below) as a separate standalone company which acquired and operates the Callide thermal coal mine in Queensland.

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

In September 2018, AFE’s Gladstone Project was formally announced in Queensland Parliament by Minister for State Development, Manufacturing, Innovation and Planning, Mr. Cameron Dick and was declared by the Queensland Co-Ordinator General as a Co-Ordinated Project.

On April 4, 2019, we entered into a Technology Purchase Option Agreement (the “Option Agreement”) with AFE providing AFE with an exclusive option through July 31, 2019 to purchase 100% ownership of Synthesis Energy Systems Technology, LLC, our wholly-owned subsidiary which owns our interest in the SGT. In addition, ownership rights to SGT were to be carved out of the transaction and retained by us for China and we have a three-year option period post-closing to monetize SGT for India, Brazil, Poland and for the DRI technology market segment. On July 31, 2019, we entered into an Amendment to the Option Agreement with AFE extending the exclusive option provided in the Option Agreement through August 31, 2019. On August 31, 2019, we mutually agreed with AFE to allow the Option Agreement to terminate pursuant to its terms and no penalties or payments were due as a result of the termination of the agreement.

AFE issued one million shares to us in connection with the execution of the Option Agreement. AFE would also pay (i) an additional $2.0 million in three equal installments, with the first installment paid at closing and the remainder over the subsequent twelve months, and (ii) $3.8 million on the earlier of the closing of a construction financing by AFE or five years from closing. The closing of the transaction was subject to the negotiation of definitive agreements and other conditions specified in the Option Agreement. In addition to the payment schedule above, AFE issued an additional one million shares with the execution of the Option Agreement and would also pay an additional $100,000 with the first installment paid at closing as full and final settlement of outstanding invoices owing AFE to us at the date of this Option Agreement. As a result of the termination, we retained the two million shares AFE issued in connection with the Option Agreement. We accounted for the first million shares as an additional investment in AFE and a reduction of receivable amounts due from AFE with a fair value of $100,000. The second million shares were accounted for as an additional investment in AFE and a deferred liability in the amount of $70,000 as a down payment on the purchase of our subsidiary.

For our ownership interest in AFE, we have been contributing cash and engineering support for AFE’s business development while Ambre contributed cash and services. Additional ownership in AFE has been granted to the AFE management team and staff individuals providing services to AFE. In August 2017 and March 2018, we elected to make additional contributions of $0.47 million and $0.16 million respectively to assist AFE with developing its business in Australia. In April 2019, we were issued two million shares in connection with the Option Agreement and its subsequent termination.

We account for our investment in AFE under the equity method. Our ownership of 36% makes us the second largest shareholder. We also maintain a seat on the board of directors which allows us to have significant influence on the operations and financial decisions, but not control, of AFE. Our carrying value of our AFE investment as of both June 30, 2019 and June 30, 2018 was zero.

The following summarizes unaudited condensed financial information of AFE as of and for the years ended June 30, 2019 and 2018 (in thousands):

	Year ended
	June 30,
	2019	2018
Total assets	$1,555	$1,241
Total equity	324	635
Net loss	(1,515)	(1,343)

For more on the Merger and related transactions, see Note 16 – Subsequent Events – The Proposed Merger with AFE.

Batchfire Resources Pty Ltd

As a result of AFE’s early stage business development efforts associated with the Callide thermal coal mine in Central Queensland, Australia, AFE created BFR. BFR was a spin-off company for which ownership interest was distributed to the existing shareholders of AFE and to the new BFR management team in December 2015. BFR is registered in Australia and was formed for the purpose of purchasing the Callide thermal coal mine from Anglo-American plc (“Anglo-American”). The Callide mine is one of the largest thermal coal mines in Australia and has been in operation for more than 40 years.

In October 2016, BFR stated that it had received investment support for the acquisition from Singapore-based Lindenfels Pte Ltd, a subsidiary of commodity traders Avra Commodities, and as a result, the acquisition of the Callide thermal coal mine from Anglo-America was completed.

On April 29, 2019, BFR issued additional shares as part of a rights offering. We did not execute our rights in this offering and therefore after the completion of the offering process and the issuance of the additional shares, our ownership interest has been diluted from approximately 11% to approximately 7%.

We account for our investment in BFR under the cost method. Our limited ownership interest in BFR was approximately 7% and we do not have significant influence over the operation or financial decisions made by the company. At the time of the spin-off, the carrying amount of our investment in AFE was reduced to zero through equity losses. As such, the value of the investment in BFR post spin-off was also zero. On June 30, 2019, our ownership in BFR was approximately 7% and the carrying value of our BFR investment as of both June 30, 2019 and June 30, 2018 was zero.

For more on the Batchfire Share Exchange Agreements, see Note 16 – Subsequent Events – The Proposed Merger with AFE.

Cape River Resources Pty Ltd

In October 2018, AFE formed a separate unrelated company, Cape River Resources Pty Ltd (“CRR”) for the purpose of developing the Pentland resource into an operating thermal coal mine. Ownership in CRR was distributed proportionately to the shareholders of AFE with additional shares issued to the management team. Our ownership in CRR was approximately 38% upon the formation of CRR through our ownership interest in AFE. GNE sold its 100% ownership interest in the Pentland Coal Mine to CRR.

We account for our investment in CRR under the equity method. Our ownership interest of approximately 38% makes us the second largest shareholder. We may appoint one board director for each 15% ownership interest we hold in CRR which allows us to have significant influence on the operations and financial decisions, but not control, of CRR. Our carrying value of our CRR investment as of June 30, 2019 was zero.

In September 2019, AFE repurchased all of the shares in CRR in exchange for AFE shares. The CRR shareholders received one share of AFE for every ten shares of CRR. As a result of the transaction, CRR is a wholly-owned subsidiary of AFE. The Pentland Coal Mine Project is a 266 million metric tonne thermal coal resource located approximately 230 kms southwest of Townsville in Queensland, Australia. The project is not being actively pursued at present due to funding restraints and the focus of AFE on the Gladstone Project. Following the proposed Merger, it is intended to devote additional funding and resources to this project.

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

We account for our investment in TMI under the equity method. Our ownership interest of approximately 38% makes us the second largest shareholder. We may appoint one board director for each 15% ownership interest we hold in TMI which allows us to have significant influence on the operations and financial decisions, but not control, of TMI. Our carrying value of our TMI investment as of June 30, 2019 was zero.

SES EnCoal Energy sp. z o.o

In October 2017, we entered into agreements with Warsaw-based EnInvestments sp. z o.o. Under the terms of the agreements, we and EnInvestments are equal shareholders of SEE and SEE will exclusively market, develop, and commercialize projects in Poland which utilize our technology, services, and proprietary equipment and we share with SEE a portion of the technology license payments, net of fees, we receive from Poland. The goal of SEE is to establish efficient clean energy projects that provide Polish industries superior economic benefits as compared to the use of expensive, imported natural gas and LNG, while providing energy independence through our technological capabilities to convert the wide range of Poland’s indigenous coals, coal waste, biomass and municipal waste to valuable syngas products. SEE has developed a pipeline of projects and together with us is actively working with Polish customers and partners to complete necessary project feasibility, permitting, and SGT agreement steps required prior to starting construction on the projects.

For our ownership interest in SEE, we have been contributing cash and assisting in the development of SEE. SEE was initially funded in January 2018 with a cash contribution of approximately $6,000 and an additional funding in March 2018 of approximately $76,000. In August 2018, we made an additional cash contribution of approximately $11,000.

We account for our investment in SEE under the equity method. Our ownership of 50% makes us an equal shareholder and we also maintain two of the four seats on the board of directors which allows us to have significant influence on the operations and financial decisions, but not control, of SEE. Our carrying value of our SEE investment was approximately $19,000 and $36,000 as of June 30, 2019 and June 30, 2018, respectively.

Midrex Technologies

In July 2015, we entered into a Project Alliance Agreement that expands our exclusive relationship with Midrex Technologies for integration and optimization of DRI technology using coal gasification. Midrex has taken the lead in marketing, sales, proposal development, and project execution for coal gasification DRI projects as part of the new project alliance. Midrex may also lead the construction of the fully integrated solution for customers who desire such an execution strategy. We will provide the DRI gasification technology for each project including engineering, key equipment, and technical services. The agreement includes finalization of an engineering package for the optimized coal gasification DRI solution. Prior to the Project Alliance Agreement, we also entered into an exclusive agreement with the TSEC Joint Venture and Midrex for the joint marketing of coal gasification-based DRI facilities in China. These facilities will combine our gasification technology with the Direct Reduction Process of Midrex to create syngas from low quality coals in order to convert iron ore into high-purity DRI. The TSEC Joint Venture will aid in the marketing of these DRI facilities in China and will supply the gasification equipment and licensing of the technology.

Yima Joint Venture

In August 2009, we entered into joint venture contracts and related agreements with Yima Coal Industry Group Company (“Yima”), replacing the prior joint venture contracts entered in October 2008 and April 2009. The joint ventures were formed for each of the gasification, methanol/methanol protein production, and utility island components of the plant (collectively the “Yima Joint Venture”). The joint venture contracts provided that we and Yima contribute equity of 25% and 75%, respectively, to the Yima Joint Venture. The remaining capital for the project construction has been funded with project debt obtained by the Yima Joint Venture. Yima agreed to guarantee the project debt in order to secure debt financing from domestic Chinese banking sources. We agreed to pledge to Yima our ownership interests in the joint ventures as security for our obligations. In the event that the necessary additional debt financing is not obtained, Yima agreed to provide a loan to the joint venture to satisfy the remaining capital needs of the project with terms comparable to current market rates at the time of the loan. Yima also agreed to provide coal to the project at preferential pricing under a side-letter agreement related to the JV contracts

The term of the joint venture commenced June 9, 2009 at the time each joint venture company obtained its business operating license and shall end 30 years after the business license issue date, June 8, 2039. As discussed below, in November 2016, as part of an overall corporate restructuring plan, these joint ventures were combined into a single joint venture.

We continue to own a 25% interest in the Yima Joint Venture and Yima owns a 75% interest. Notwithstanding this, in connection with an expansion of the project, we have the option to contribute a greater percentage of capital for the expansion, such that as a result, we could expand through contributions, at our election, up to a 49% ownership interest in the Yima Joint Venture.

During the quarter ended June 30, 2016, the Yima Joint Venture commenced an organizational restructuring to better streamline the operations. This restructuring effort included combining the three joint ventures into a single joint venture entity and obtaining a business operating license which was completed in November 2016.

In December 2017 and January 2018, on-going development cooperation and discussions with the Yima Joint Venture management resulted in the joint venture agreeing to pay various costs incurred by us during the construction and commissioning period of the facility in the amount of approximately 16 million Chinese Renminbi yuan, (“RMB”) (approximately $2.5 million). As of June 30, 2018, we have received 6.15 million RMB (approximately $0.9 million) of payments from the Yima Joint Venture related to these costs. Due to uncertainty, revenues will be recorded upon receipt of payment.

Since 2014, we have accounted for this joint venture under the cost method of accounting. Our conclusion to account for this joint venture under this methodology is based upon our historical lack of significant influence in the Yima Joint Venture. The lack of significant influence was determined based upon our interactions with the Yima Joint Venture related to our limited participation in operating and financial policymaking processes coupled with our limited ability to influence decisions which contribute to the financial success of the Yima Joint Venture. Under the terms of the joint venture agreement, the Yima Joint Venture is to be governed by a board of directors consisting of eight directors, two of whom were appointed by us and six of whom were appointed by Yima. Although we maintain two seats on the board of directors, the board does not meet on a regular basis and management, who has been appointed by Yima has acted alone without board approval in many cases. In 2016, the board began holding periodic meetings beginning in April 2016 and again in July 2016. The next meeting was held in January 2017 and the last meeting to date was held in December 2018. Discussions at these meetings generally have not included policy decisions, but rather served a more ceremonial function. Yima’s parent company, Henan Energy Chemistry Group Company (“Henan Energy”) restructured the management of the Yima Joint Venture under the direction of the Henan Coal Gasification Company (“Henan Gasification”), which is an affiliated company reporting directly to Henan Energy. Henan Gasification currently has full authority of day to day operational and personnel decisions at the Yima Joint Venture. In May 2019, the plant was idled to perform annual maintenance. Due to lack of funds the maintenance program was delayed and a decrease in the price of methanol the plant will remain idled until Henan Energy determines the price of methanol has increased sufficiently or other determining factors dictate the restarting of the plant. Therefore, we concluded, and continue to believe, that we do not have significant influence in the matters of the Yima Joint Venture and the cost method is the appropriate accounting method. This consideration has been and continues to be monitored on a quarterly basis to assess whether that conclusion remains appropriate.

We evaluated the conditions of the Yima Joint Venture to determine whether other-than-temporary decrease in value had occurred as of June 30, 2019 and 2018. At June 30, 2019, management determined there were triggering events related to the value of its investment. The plant production levels exceeded expectations, yet the plant continued to experience losses and an increase in working capital deficits.

In May 2019, the plant was idled to perform its annual maintenance. Yima determined that the plant would remain idle until it could obtain funds to complete the maintenance and the price of methanol reached an acceptable level, although we are not privy to what the price of methanol must be reached to be considered acceptable. The plant remained idled from May 2019 until November 2019. The restarting of the plant is in line with the winter heating season where the plant provides steam to the city.

At June 30, 2018, management determined there was a triggering event related to the value of its investment. Lower production levels in the fourth quarter reduced the annual production below expectations which resulted in a net increase in the working capital deficit and the debt level of the joint venture. Management determined these events in both years were other than temporary in nature and therefore conducted an impairment analysis utilizing a discounted cash flow fair market valuation. In the June 30, 2018 valuation we also utilized a Black-Sholes Model-Fair Value of Optionality used in valuing companies with substantial amounts of debt where a discounted cash flow valuation may be inadequate for estimating fair value. In the June 30, 2019 valuation, the Black-Scholes Model-Fair Value of Optionality was not available due to the results of the discounted cash flow fair market valuation results. We did these valuations with the assistance of a third-party valuation expert. In this valuation, significant unobservable inputs were used to calculate the fair value of the investment (see Note 2 – (f) Use of Estimates). These inputs included forecasted methanol and coal prices, calculated discount rates, calculated discount for lack of marketability as the majority owner is a state-owned entity in China, volatility analysis and information received from the joint venture. The valuation led to the conclusion that the investment in the Yima Joint Venture was impaired as of June 30, 2019 and, therefore, we recorded a $5.0 million impairment for the year ended June 30, 2019. The previous valuation concluded there was an impairment which resulted in a $3.5 million impairment for the year ended June 30, 2018.

The carrying value of our Yima Joint Venture investment as of June 30, 2019 and June 30, 2018 was zero and approximately $5.0 million respectively.

Tianwo-SES Clean Energy Technologies Limited

Joint Venture Contract

In February 2014, SES Asia Technologies Limited, one of our wholly owned subsidiaries, entered into a Joint Venture Contract (the “JV Contract”) with Zhangjiagang Chemical Machinery Co., Ltd., which subsequently changed its legal name to Suzhou Thvow Technology Co. Ltd. (“STT”), to form the TSEC Joint Venture. The purpose of the TSEC Joint Venture is to establish SGT as the leading gasification technology in the TSEC Joint Venture territory (which is China, Indonesia, the Philippines, Vietnam, Mongolia and Malaysia) by becoming a leading provider of proprietary equipment and engineering services for the technology. The scope of the TSEC Joint Venture is to market and license SGT via project sublicenses, procurement and sale of proprietary equipment and services, coal testing, engineering, procurement, and research and development related to SGT. STT contributed 53.8 million RMB (approximately $8.0 million) in April 2014 and was required to contribute an additional 46.2 million RMB (approximately $6.8 million) within two years of such date for a total contribution of 100 million RMB (approximately $14.8 million) in cash to the TSEC Joint Venture in return for a 65% ownership interest in the TSEC Joint Venture. The second capital contribution from STT of 46.2 million RMB (approximately $6.8 million) was not paid by STT in April 2016 as required by the initial JV Contract. As part of a restructuring of the agreement described below, the obligation for payment of additional registered capital was removed.

We contributed certain exclusive technology sub-licensing rights into the TSEC Joint Venture for the territory pursuant to the terms of a Technology Usage and Contribution Agreement (the “TUCA”) entered into among the TSEC Joint Venture, STT and us on the same date and further described in more detail below. This resulted in our original ownership of 35% of the TSEC Joint Venture. Under the JV Contract, neither party may transfer their interests in the TSEC Joint Venture without first offering such interests to the other party.

In August 2017, we entered into a restructuring agreement of the TSEC Joint Venture (“Restructuring Agreement”). The agreed change in share ownership, reduction in the registered capital of the joint venture, and the final transfer of shares with local government authorities was completed in December 2017. In this restructuring, an additional party was added to the JV Contract, upon receipt of final government approvals, The Innovative Coal Chemical Design Institute (“ICCDI”) became a 25% owner of the TSEC Joint Venture, we decreased our ownership to 25% and STT decreased its ownership to 50%. ICCDI previously served as general contractor and engineered and constructed all three projects which utilize SGT in seven gasification systems for the Aluminum Corporation of China.

We received 11.15 million RMB (approximately $1.7 million) from ICCDI as a result of this restructuring. In conjunction with the joint venture restructuring, we also received 1.2 million RMB (approximately $180,000) related to outstanding invoices for services we had provided to the TSEC Joint Venture.

In addition to the ownership changes described above, TSEC Joint Venture is now managed by a board of directors (the “Board”) consisting of eight directors, four appointed by STT, two appointed by ICCDI and two appointed by us. All significant acts as described in the JV Contract require the unanimous approval of the Board.

The JV Contract also includes a non-competition provision which requires that the TSEC Joint Venture be the exclusive legal entity within the TSEC Joint Venture territory for the marketing and sale of any gasification technology or related equipment that utilizes low quality coal feedstock. Notwithstanding this, STT retained the right to manufacture and sell gasification equipment outside the scope of the TSEC Joint Venture within the TSEC Joint Venture territory. In addition, we retained the right to develop and invest equity in projects outside of the TSEC Joint Venture within the TSEC Joint Venture territory. As a result of the Restructuring Agreement, we have further retained the right to provide SGT licenses and to sell proprietary equipment directly into projects in the TSEC Joint Venture territory provided we have an equity interest in the project. After the termination of the TSEC Joint Venture, STT and ICCDI must obtain written consent from us to market development of any gasification technology that utilizes low quality coal feedstock in the TSEC Joint Venture territory.

The JV Contract may be terminated upon, among other things: (i) a material breach of the JV Contract which is not cured; (ii) a violation of the TUCA; (iii) the failure to obtain positive net income within 24 months of establishing the TSEC Joint Venture or (iv) mutual agreement of the parties.

TSEC Joint Venture unaudited financial data

The following table presents summarized unaudited financial information for the TSEC Joint Venture for the fiscal years ended June 30, 2019 and June 30, 2018 (in thousands):

	Year Ended
	June 30,
	2019	2018
Income Statement data:
Revenue	$151	$109
Operating loss	(1,236)	(1,686)
Net loss	(1,247)	(1,686)

	As of June 30,
	2019	2018
Balance sheet data:
Current assets	$3,491	$5,151
Noncurrent assets	86	1,376
Current liabilities	3,661	4,011
Noncurrent liabilities	—	—
Equity	(84)	2,516

The TSEC Joint Venture is accounted for under the equity method. Our initial capital contribution in the formation of the venture was the TUCA, which is an intangible asset. As such, we did not record a carrying value at the inception of the venture. The carrying value of our investment in the TSEC Joint Venture as of both June 30, 2019 and 2018 was zero. As such in December 2017, the receipt of proceeds related to the Restructuring Agreement and transfer of shares, in the amount of 11.15 million RMB (approximately $1.7 million) were recorded as a gain when the final transfer of shares with local government authorities was completed.

Under the equity method, losses in the venture are not recorded if the losses cause the carrying value to be negative and there is no requirement to contribute additional capital. As we are not required to contribute additional capital, we have not recognized losses in the venture, as this would cause the carrying value to be negative.

TUCA

Pursuant to the TUCA, we have contributed to the TSEC Joint Venture certain exclusive rights to our SGT in the TSEC Joint Venture territory, including the right to: (i) grant site specific project sub-licenses to third parties; (ii) use our marks for proprietary equipment and services; (iii) engineer and/or design processes that utilize our SGT or our other intellectual property; (iv) provide engineering and design services for joint venture projects and (v) take over the development of projects in the TSEC Joint Venture territory that have previously been developed by us and our affiliates. As a result of the Restructuring Agreement, ICCDI was added as a party to the TUCA, but all other material terms remained the same.

The TSEC Joint Venture will be the exclusive operational entity for business relating to SGT in the TSEC Joint Venture territory, except for projects in which we have an equity ownership position. For these projects, as a result of the Restructuring Agreement, we can provide technology and equipment directly with no obligation to the joint venture. If the TSEC Joint Venture loses exclusivity due to a breach by us, STT and ICCDI are to be compensated for direct losses and all lost project profits. We were also required to provide training for technical personnel of the TSEC Joint Venture through the second anniversary of the establishment of the TSEC Joint Venture, which has now passed. We will also provide a review of engineering works for the TSEC Joint Venture. If modifications are suggested by us and not made, the TSEC Joint Venture bears the liability resulting from such failure. If we suggest modifications and there is still liability resulting from the engineering work, it is our liability.

Any party making improvements, whether patentable or not, relating to SGT after the establishment of the TSEC Joint Venture, grants to the other party an irrevocable, non-exclusive, royalty free right to use or license such improvements and agrees to make such improvements available to us free of charge. All such improvements shall become part of SGT and both parties shall have the same rights, licenses and obligations with respect to the improvement as contemplated by the TUCA.

Any breach of or default under the TUCA which is not cured on notice entitles the non-breaching party to terminate. The TSEC Joint Venture indemnifies us for misuse of SGT or infringement of SGT upon rights of any third party.

Note 5 — Senior Secured Debentures

On October 24, 2017, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain accredited investors (the “Purchasers”) for the purchase of $8.0 million in principal amount of Debentures. The Debentures have a term of 5 years with an interest rate of 11% that adjusts to 18% in the event the Company defaults on an interest payment. The Debentures require that dividends received from BFR are used to pay down the principal amounts of outstanding Debentures. Additionally, we issued warrants to purchase 125,000 shares of common stock at $32.00 per common share (the “Debenture Warrants”). The Purchase Agreement and the Debentures contain certain customary representations, warranties and covenants. There are no financial metric covenants related to the Debentures. The transaction was approved by a special committee of our board of directors due to the fact that certain board members were Purchasers. Interest on the outstanding balance of Debentures is payable quarterly commencing on January 2, 2018. All unpaid principal and interests on the Debentures will be due on October 23, 2022.

The net offering proceeds to us from the sale of the Debentures and the Debenture Warrants, after deducting the placement agent’s fee and associated costs and expenses, was approximately $7.4 million, not including the proceeds, if any, from the exercise of the warrants issued in this offering. As compensation for their services, we paid T.R. Winston & Company, LLC (the “Placement Agent”): (i) a cash fee of $0.56 million (representing an aggregate fee equal to 7% of the face amount of the Debentures); and (ii) a warrant to purchase 8,750 shares of common stock, representing 7% of the warrants issued to the Purchasers (the “Placement Agent Warrant”). We also reimbursed certain expenses of the Placement Agent. The fair market value of the warrants was approximately $137,000 at the time of issuance and recorded as debt issuance cost. A total of approximately $1.0 million debt issuance cost was recorded as a result and is being amortized to interest expense over the term of the Debentures by using effective interest method beginning in October 2017.

The Debenture Warrants and Placement Agent Warrant contain provisions providing for the adjustment of the purchase price and number of shares into which the securities are exercisable in certain events. Also, under certain events, we shall, at the holder’s option, purchase these warrants from the holder by paying the holder an amount in cash based on a Black Scholes Option Pricing Model for remaining unexercised warrants. Under U.S. GAAP, this potential cash transaction requires us to record the fair market value of the warrants as a liability as opposed to equity. Management used a Monte Carlo Simulation method to value the warrants with Anti-Dilution Protection with the assistance of a third-party valuation expert. To execute the model and value the warrants, certain assumptions were needed as noted below:

Valuation Date:	October 24, 2017
Warrant Expiration Date:	October 31, 2022
Total Number of Warrants Issued:	133,750
Contracted Conversion Ratio:	1:1
Warrant Exercise Price (USD)	32.00
Next Capital Raise Date:	October 31, 2018
Threshold exercise price post Capital raise:	20.08
Spot Price (USD):	26.53
Expected Life (Years):	5.0
Volatility:	66.0%
Volatility (Per-period Equivalent):	19.1%
Risk Free Interest Rate:	2.04%
Risk Free Rate (Per-period Equivalent):	0.17%
Nominal Value (USD Mn):	4.0
No of Shares on conversion (Mn):	0.1

The results of the valuation exercise valued the warrants issued at $15.62 per share, or approximately $2.0 million in total.

The total proceeds received are first allocated to the fair value of all the derivative instruments, the remaining proceeds are then allocated to the Debentures, resulting in the Debentures being recorded at a discount from the face value.

We recorded $8.0 million as the face value of the Debentures and a total of $2.0 million as discount of Debentures and $0.1 million as debt issuance cost for the warrants issued to investors and placement agent, which is being amortized to interest expense over the term of the Debenture which resulted in a charge to interest expense of $0.4 million and $0.3 million for the year ended June 30, 2019 and June 30, 2018, respectively.

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

For more on the Debentures, see Note 16 – Subsequent Events – The Proposed Merger with AFE.

Note 6 — Derivative Liabilities

The warrants issued to the Debenture investors and the Placement Agent contain provisions providing for the adjustment of the purchase price and number of shares into which the securities are exercisable under certain events. Under certain events, we shall, at the holder’s option, purchase the warrants from the holder by paying the holder an amount in cash based on a Black Scholes Option Pricing Model for remaining unexercised warrants. ASC 815, which establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value. Management used a Monte Carlo Simulation method to value the warrants with Anti-Dilution Protection with the assistance of a third-party valuation expert to initially record the fair value of these derivatives. The third-party valuation expert also assisted management in valuing the derivatives as of the years ended June 30, 2018 and June 30, 2019 with the changes in the fair value reported as non-operating income or expense.

To execute the model and value the derivatives, certain assumptions were needed as noted below:

Assumptions	At Issuance October 24, 2017	Year Ending June 30, 2018	Year Ending June 30, 2019
Warrant Issue Date:	October 24, 2017	October 24, 2017	October 24, 2017
Valuation Date:	October 24, 2017	June 30, 2018	June 30, 2019
Warrant Expiration Date:	October 31, 2022	October 31, 2022	October 31, 2022
Total Number of Warrants Issued:	133,750	133,750	133,750
Warrant Exercise Price (USD):	32.00	32.00	32.00
Next Capital Raise Date:(1)	October 31, 2018	June 30, 2019	February 29, 2020
Threshold Exercise Price Post Capital Raise:	20.08	17.20	6.40
Spot Price (USD):	26.53	26.24	2.48
Expected Life (Years):	5.0	4.3	3.3
Volatility:	66.0%	65.0%	75.0%
Volatility (Per-period Equivalent):	19.1%	18.8%	21.7%
Risk Free Interest Rate:	2.04%	2.71%	1.73%
Risk Free Rate (Per-period Equivalent):	0.17%	0.22%	0.14%

Nominal Value (USD Mn):	4.3	4.3	4.3
No. of Shares on Conversion (Mn):	0.1	0.1	0.1
Contracted Conversion Ratio:	1:1	1:1	1:1

Fair Values (in thousands)
Fair Value without Anti-Dilution Protection:	$1,837	$1,704	$15
Fair Value of Embedded Derivative:	253	260	$72
Fair Value of the Warrants Issued:	$2,090	$1,964	$87

Gain/(Loss) on Fair Value Adjustments to Derivative Liabilities	Not Applicable	126	1,877

(1)	Next Capital Raise Date was assumed to be within a year of the debt offering and each valuation date.

The change in the derivative liability was mostly due to movements in the Company’s stock price. Other changes in assumptions are listed above, some change with the passage time, interest rate fluctuations and stock market volatility. In addition, a change of control scenario was added to the valuation calculation due to the status of the proposed merger transaction. The change of value due to the addition was immaterial.

For more on the Debentures, Debenture Warrants and Placement Agent Warrant, see Note 16 – Subsequent Events – The Proposed Merger with AFE.

Note 7 — Risks and Uncertainties

As of June 30, 2019, we had $0.9 million in cash and cash equivalents and $34,000 of working capital.

As of January 10, 2020, we had $0.4 million in cash and cash equivalents. Of the $0.4 million in cash and cash equivalents, $347,000 resides in the United States or easily access foreign countries and approximately $40,000 resides in China.

On March 29, 2019, our Board of Directors engaged Clarksons Platou Securities, Inc. (“CPS”) to act as our financial advisors to advise us as we conducted a process to evaluate financing options and strategic alternatives such as but not limited to a strategic merger, a sale, a recapitalization and/or a financing consisting of equity and/or debt securities focused on maximizing shareholder value and protecting the interests of our debtholders.

As a result of our efforts evaluating financing and strategic options, on October 10, 2019 we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with AFE as described further in Note 16 – Subsequent Events – The Proposed Merger with AFE. Currently our focus is on completing the steps required to complete the merger, which include but are not limited to, (i) completion of all Company required filings, (ii) curing the NASDAQ listing requirement deficiencies, (iii) completion of the form S-4 and Proxy related to the merger, (iv) completion of the Batchfire Share Exchange pre-emptive rights process and (v) all other tasks required to complete the merger.

In connection with the entry into the Merger Agreement, the Company entered into a securities purchase and exchange agreements (each, a “New Purchase Agreements”) with each of the existing holders of its 11% senior secured debentures issued in October 2017 (the “Debentures”), whereby each of the holders agreed to exchange their Debentures and accompanying warrants (the “Debenture Warrants”) for new debentures (the “New Debentures”) and warrants (the “New Warrants”), and certain of the holders agreed to provide $2,000,000 of additional debt financing (the “Interim Financing”). Pursuant to the New Purchase Agreements, the Company also issued $2,000,000 of 11% senior secured debentures (the “Merger Debentures”) to certain accredited investors, along with warrants to purchase $4,000,000 of shares of Common Stock, half of which were Series A Common Stock Purchase Warrants (the “Series A Merger Warrants”) and half of which were Series B Common Stock Purchase Warrants (the “Series B Merger Warrants” and, together with the Series A Merger Warrants, the “Merger Warrants”), as part of the Interim Financing. The Company shall receive the $2,000,000 pursuant to the Merger Debentures according to the following schedule: (i) $1,000,000 on or before October 14, 2019, (ii) $500,000 upon the filing of the proxy statement for the Company stockholder approval of the Merger, and (iii) $500,000 within two business days of Company stockholder approval of the Merger. The terms of the Merger Debentures are the same as the New Debentures. The Merger Debentures are intended to assist the Company in financing its business through the closing of the Merger.

As compensation for its services, the Company will pay to T.R. Winston & Company, LLC (the “Placement Agent”): (i) a cash fee of $140,000 (representing an aggregate fee equal to 7% of the face amount of the Merger Debentures, as defined below); and (ii) a warrant to purchase 100,000 shares of Common Stock (the “New Placement Agent Warrant”). We have also agreed to reimburse certain expenses of the Placement Agent.

The Company has also agreed to loan $350,000 of the proceeds from the Merger Debentures to AFE to assist AFE in financing its business through the closing of the Merger. The loan is subject to interest at the rate of 11% per annum payable in full on the repayment date in conjunction with the repayment of the principal amount. The repayment date is the earlier of five days after completion of the Merger transaction or the later of March 31, 2020 or three months following the vote of the shareholders on the Merger.

The $1,000,000 scheduled payment on or before October 14, 2019 was subsequently received less certain legal costs and escrow fees in the amount of $966,000.

On October 24, 2019 we entered into a loan agreement with AFE whereby we loaned a portion of the $2.0 million proceeds received under the New Purchase Agreements. Under the loan agreement, we loaned $350,000 to AFE, which is due in full on the later of March 31, 2020 or within five days following the closing of the Merger. If the Merger does not close, the loan will mature on March 31, 2020 or three months following the special stockholder meeting called to approve the merger transactions. The loan accrues interest at 11% per annum and is also due in full upon repayment, subject to an increased default interest in certain limited circumstances.

We can make no assurances that the proposed merger transaction will be completed on a timely basis or at all. In addition, we may be forced to seek relief to avoid or end insolvency through other proceedings including bankruptcy. Based on the historical negative cash flows and the continued limited cash inflows in the period subsequent to year end there is substantial doubt about the Company’s ability to continue as a going concern.

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

On May 16, 2019, SES received a notice of noncompliance (the “Notice”) from the Listing Qualifications Staff (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Company was not compliant with the minimum stockholders’ equity requirement under Nasdaq Listing Rule 5550(b)(1) for continued listing on The Nasdaq Capital Market because the Company’s stockholders’ equity, as reported in SES’s Quarterly Report on Form 10-Q for the period ended March 31, 2019, was below the required minimum of $2.5 million. Based on materials provided to Nasdaq by SES, the Staff granted SES an extension through November 12, 2019 to complete the Merger.

On November 13, 2019, SES received notification from the Staff that it did not meet the terms of the previously granted extension and, as a result, the Staff has determined that that the securities of SES would be subject to delisting unless SES timely requested a hearing before a Nasdaq Hearings Panel (the “Panel”).

Additionally, on October 17, 2019, the Staff notified SES that since it failed to timely file its Annual Report on Form 10-K for the year ended June 30, 2019, it no longer complied with Nasdaq Listing Rule 5250(c)(1). SES was given until December 16, 2019, to submit a plan of compliance for consideration by the Staff. However, pursuant to Nasdaq Listing Rule 5810(c)(2)(A), the Staff has informed SES that it can no longer consider the Company’s plan, and, as a result, the failure to file the Form 10-K serves as an additional and separate basis for delisting. On November 21, 2019, SES received an additional delinquency notification letter from the Staff due to SES’s continued non-compliance with Nasdaq Listing Rule 5250(c)(1) as a result of the Company’s failure to timely file its Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.

SES has requested a hearing before the Nasdaq Hearings Panel. The hearing request automatically stayed any suspension/delisting action through December 5, 2019. On December 13, 2019, we received notification from the Panel that it had determined to extend the stay of suspension through the completion of the hearings process, which will take place on December 19, 2019. At the hearing, the Company will request the stay be extended through the closing of the previously announced Merger with AFE. However, there can be no assurance that the Panel will grant a further extension to enable the Company to demonstrate compliance that it has regained compliance with all applicable requirements.

Note 8 — Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	Estimated	June 30,
	useful lives	2019	2018
Furniture and fixtures	2 to 3 years	$11	$243
Leasehold improvements	Lease term	—	23
Computer hardware	3 years	12	336
Computer software	3 years	687	875
Office equipment	3 years	6	149
Motor vehicles	5 years	39	39
		755	1,665
Less: Accumulated depreciation		(755)	(1,655)
Net carrying value		$—	$10

Note 9 — Detail of Selected Balance Sheet Accounts

Accrued expenses and other payables consisted of the following (in thousands):

	June 30,
	2019	2018
Accounts payable — trade	$154	$496
Accrued payroll, vacation and bonuses	82	80
Deferred revenue	120	206
GTI royalty expenses due to GTI	750	250
Interest payable	220	220
Other	478	429
	$1,804	$1,681

Note 10 — Intangible Assets

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

We continue to innovate and modify the SGT process to a point where we maintain certain intellectual property rights over SGT. Since the original licensing in 2004, we have maintained a strong relationship with GTI and continue to benefit from the resources and collaborative work environment that GTI provides us. In relation to the Merger with AFE, AFE and GTI have agreed upon new terms which, subject to a definitive agreement being completed prior to the Merger closing, would replace the current GTI Agreement.

The cost and accumulated amortization of intangible assets were as follows (in thousands):

	June 30, 2019			June 30, 2018
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Use rights of U-GAS®	$1,886	$1,886	$—	$1,886	$1,886	$—
Other intangible assets	1,116	322	794	1,149	111	1,038
Total	$3,002	$2,208	$794	$3,035	$1,997	$1,038

The use rights of U-GAS® have an amortization period of ten years. Amortization expense was zero for the year ended June 30, 2018 as it was fully amortized as of August 2016. Other intangible assets are primarily patents.

Note 11 — Income Taxes

For financial reporting purposes, net loss showing domestic and foreign sources was as follows (in thousands):

	Year Ended June 30,
	2019	2018
Domestic	$(3,218)	$(5,174)
Foreign	(7,498)	(4,560)
Net loss	$(10,716)	$(9,734)

Provision for income taxes

The effective income tax rate was 0.0% and 1.3% for the years ended June 30, 2019 and 2018 respectively. The following table reconciles the income tax benefit with income tax expense that would result from application of the statutory federal tax rate, 21% and 28% for the years ended June 30, 2019 and 2018, respectively, to loss before income tax expense (benefit) recorded (in thousands):

	June 30,
	2019	2018
Net loss before income tax	$(10,716)	$(9,734)
Computed tax benefit at statutory rate	(2,250)	(2,726)
Taxes in foreign jurisdictions with rates different than US	1,782	1,210
Impact of U.S. tax reform	—	11,633
Other	551	895
Deferred Tax Adjustments (1)	1,574	10,988
Valuation allowance	(1,657)	(22,129)
Income tax expense/(benefit)	$—	$(129)

(1)	The net of adjustments of $1.6 million primarily related to stock option forfeitures in the amount of approximately $2 million, offset by part by the changes in accrued accounts.

Deferred tax assets

Net deferred tax assets of continuing operations consisted of the following (in thousands):

	June 30,
	2019	2018
Deferred tax assets (liabilities):
Net operating loss carry forward	$11,028	$10,594
Warrant FMV Change	(394)	(26)
Depreciation and amortization	18	1
Stock-based expense	2,338	4,506
Investment in joint ventures	1,694	1,381
Accruals	244	129
Subtotal	14,928	16,585
Valuation allowance	(14,928)	(16,585)
Net deferred assets	$—	$—

At June 30, 2019, the Company had approximately $51.2 million of U.S. federal net operating loss (“NOL”) carry forwards, and $0.9 million of China NOL carryforward. The China NOL carryforward have expiration dates through 2024 and the U.S. NOL carryforward begin expiring in 2028, with NOLs for the fiscal years ending after 2017 carryforward indefinitely, approximately $6.2 million.

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

The Company and two of its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Generally, the Company will inventory tax positions related to tax items for all years where the statute of limitations for the assessment of income taxes has not expired. The Company’s open tax years are from June 30, 2009 forward through and including June 30, 2018. Since these periods all have NOL carryforwards, the normal statute of limitations will technically not expire unless and until the NOLs expire or are utilized. As of June 30, 2019, the domestic and foreign tax authorities have not proposed any adjustments to the Company’s material tax positions. The Company establishes reserves for positions taken on tax matters which, although considered appropriate under the regulations, could potentially be successfully challenged by authorities during a tax audit or review. The Company did not have any liability for uncertain tax positions as of June 30, 2019 or 2018.

Note 12 — Net Loss Per Share Data

Historical net loss per share of common stock is computed using the weighted average number of shares of common stock outstanding. Basic loss per share excludes dilution and is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Stock options, warrants and unvested restricted stock are the only potential dilutive share equivalents the Company had outstanding for the periods presented. For the years ended June 30, 2019 and 2018, options and warrants to purchase common stock excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive as the Company incurred net losses during those periods. The total number of shares excluded from diluted earnings per share equivalents amounted to approximately 0.4 million for both the year ended June 30, 2019 and 2018.

Note 13 — Commitments and Contingencies

Litigation

The Company is currently not a party to any legal proceedings.

Contractual Obligations

On December 31, 2019, we extended the office lease agreement through March 31, 2020 with rental related payments of approximately $3,900 per month, subject to additions based on additional services and usages each month.

In November 2018, the Company entered into a new office lease agreement for 12 months ending December 31, 2019 with rental related payment of approximately $3,300 per month, subject to additions based on additional services and usages each month.

In October 2017, the Company extended its corporate office lease term for an additional 13 months ending January 31, 2019 with rental payments of approximately $18,000 per month, subject to additions based on actual utility usage each month.

Consolidated rental expense incurred under operating leases was $0.1 million for the year ended June 30, 2019 and $0.2 million for the year ended June 30, 2018.

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

Note 14 — Equity

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

Common Stock

On July 12, 2018, we issued 2,862 shares of common stock to ILL-Sino Development Inc. (“ILL-Sino”), the Company’s business development advisor, pursuant to the term of the consulting agreement, as amended on July 1, 2018, between the Company and ILL-Sino. The shares are fully vested and non-forfeitable at the time of issuance. The fair value of the common stock was $24.64 per share on the date of issuance, and the Company recorded approximately $71,000 of expense for the year ended June 30, 2019 relating to the issuance of these shares.

On November 10, 2017, we issued 2,131 shares of common stock to Market Development Consulting Group, Inc. (“MDC”), our investor relations advisor, pursuant to the term of the consulting agreement, as amended on October 28, 2016. The shares were fully vested and non-forfeitable at the time of issuance. The fair value of the common stock was $28.16 per share, and we recorded $60,000 of expense for the year ended June 30, 2018 related to issuance of these shares.

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

Stock-Based Awards

As of June 30, 2019, the Company has outstanding stock option and restricted stock awards granted under the Company’s 2015 Long Term Incentive Plan (the “2015 Incentive Plan”) and Amended and Restated 2005 Incentive Plan (the “2005 Incentive Plan”), under which the Company’s stockholders have authorized a total of 328,125 shares of common stock for awards under the 2015 and 2005 Incentive Plan. The 2005 Incentive Plan expired as of November 7, 2015 and no future awards will be made thereunder. As of June 30, 2019, there were approximately 31,409 shares authorized for future issuance pursuant to the 2015 Incentive Plan. Under the 2015 Incentive Plan, we may grant incentive and non-qualified stock options, stock appreciation rights, restricted stock units and other stock-based awards to officers, directors, employees and non-employees. Stock option awards generally vest ratably over a one to four-year period and expire ten years after the date of grant.

On April 9, 2018 and 2019, the Company authorized the issuance of 2,141 and 13,587 shares of restricted stock respectively under the 2015 Incentive Plan to Mr. Francis Lau according to the term of the Consulting Service Agreement dated April 9, 2018 between the Company and Mr. Francis Lau. The fair value of the restricted stock was approximately $ 50,000 based on the market value as of the date of the awards for both the year ended June 30, 2019 and 2018.

Restricted stock activity during the two years ended June 30, 2019 and 2018 was as follows:

Restricted stock outstanding June 30, 2019

Unvested shares outstanding at June 30, 2017	3,810
Granted	3,842
Vested	(6,422)
Forfeited	—
Unvested shares outstanding at June 30, 2018	1,230
Granted	13,587
Vested	(14,817)
Forfeited	—
Unvested shares outstanding at June 30, 2019	—

Assumptions

There were no stock options granted during the year ended June 30, 2019, the fair values for the stock options granted during the year ended June 30, 2018 were estimated at the date of grant using a Black-Scholes-Morton option-pricing model with the following weighted-average assumptions.

June 30, 2018
Risk-free rate of return	2.60%
Expected life of award	5.0 years
Expected dividend yield	0.00%
Expected volatility of stock	86%
Weighted-average grant date fair value	$18.72

The expected volatility of stock assumption was derived by referring to changes in the historical volatility of the Company. We used the “simplified” method for “plain vanilla” options to estimate the expected term of options granted during the year ended June 30, 2018.

Stock option activity during the two years ended June 30, 2019 and 2018 were as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding at June 30, 2017	182,717	$64.40	5.5	$0.10
Granted	42,881	27.28
Exercised	—	—
Cancelled/forfeited	(10,546)	66.64
Outstanding at June 30, 2018	215,052	56.91	5.4	$0.02
Granted	—	—
Exercised	—	—
Cancelled/forfeited	(48,575)	43.84
Outstanding at June 30, 2019	166,477	60.73	4.5	$0.00
Exercisable at June 30, 2019	166,127	60.73	4.5	$0.00

As discussed in Note 6, on October 24, 2017, in connection with the issuance of the Debentures, the Company issued warrants to purchase 125,000 shares of common stock at exercise price of $32.00 per share to the investors and issued to the Placement Agent, for the Debenture offering, warrants to purchase 8,750 shares of common stock at exercise price of $32.00 per share.

On October 31, 2018 and November 1, 2017, the Company issued a warrant to Market Development Group, Inc. (“MDC”), the Company’s investor relations advisor, to acquire 12,500 and 6,250 shares of the Company’s common stock respectively at an exercise price of $10.4 and $28.16 per share respectively according to the terms of the consulting agreement, as amended on October 31, 2018 and October 28, 2016 respectively, between the Company and MDC. The fair value of each warrant was estimated to be approximately $0.1 million and 0.2 million respectively at the issuance. On January 31, 2019, the Company terminated the consulting agreement between the Company and MDC, which resulted in 9,375 shares of warrants issued in 2018 being cancelled accordingly.

The fair values of the warrants issued to MDC were estimated using a Black-Scholes-Morton option-pricing, and the following weighted-average assumptions for the years ended June 30, 2019 and 2018:

	Year Ended June 30,
	2019	2018
Risk-free rate of return	3.15%	2.37%
Expected life of award	10 years	10 years
Expected dividend yield	0.00%	0.00%
Expected volatility of stock	94%	98%
Weighted-average grant date fair value	$8.96	$24.48

Stock warrants activity during the two years ended June 30, 2019 and 2018 were as follows:

	Number of Stock Warrants	Weighted Average Exercise Price
Outstanding at June 30, 2017	161,180	$110.72
Granted	140,000	31.84
Exercised	—	—
Cancelled/forfeited	(91,667)	130.08
Outstanding at June 30, 2018	209,513	49.44
Granted	12,500	10.40
Exercised	—	—
Cancelled/forfeited	(9,375)	10.40
Outstanding at June 30, 2019	212,638	48.86
Exercisable at June 30, 2019	212,638	48.86

The Company recognizes the stock-based expense related to the Incentive Plans awards and warrants over the requisite service period. The following table presents stock- based expense attributable to stock option awards issued under the Incentive Plans and attributable to warrants and common stocks issued to consulting firms (in thousands):

	Year Ended June 30,
	2019	2018
Incentive Plans	$273	$1,045
Common Stock and Warrants	98	213
Total stock-based compensation expense	$371	$1,258

In January 2018, the Company granted additional stock options exercisable for 47,133 shares to employees in connection with salary reduction agreements for a six months period of January to June 2018. The fair value of these options was approximately $92,000 at the date of grant. These options and restricted shares vest ratably over the six-month service period.

As of June 30, 2019, approximately $4,000 of estimated expense with respect to non-vested stock option and restricted shares awards have yet to be recognized and will be recognized in expense over the remaining weighted average period of approximately 17.3 months.

Note 15 – Segment Information

The Company’s reportable operating segments have been determined in accordance with its internal management reporting structure and include SES Foreign Operating, Technology Licensing and Related Services, and Corporate. The SES Foreign Operating reporting segment includes all of the assets, operations and related administrative costs for China and our equity positions and earnings related to our joint ventures including AFE, BFR, the Yima Joint Venture and the TSEC Joint Venture. The Technology Licensing and Related Services reporting segment includes all operating activities related to our technology group. The Corporate reporting segment includes the executive and administrative expenses of the corporate office in Houston. The Company evaluates performance based upon several factors, of which a primary financial measure is segment operating income or loss and cash flow or usage.

The following table presents statements of operations data and assets by segment (in thousands):

	Year Ended
	June 30,
	2019	2018
Revenue:
SES Foreign Operating	$—	$894
Technology licensing and related services	—	613
Corporate	—	—
Total revenue	$—	$1,507

Depreciation and amortization:
SES Foreign Operating	$6	$10
Technology licensing and related services	—	—
Corporate	252	27
Total depreciation and amortization	$258	$37

Impairment loss:
SES Foreign Operating	5,000	3,500
Technology licensing and related services	—	—
Corporate	—	—
Total impairment loss	$5,000	$3,500

Operating loss:
SES Foreign Operating	(5,620)	(3,682)
Technology licensing and related services	(1,284)	(1,138)
Corporate	(4,162)	(5,331)
Total operating loss	$(11,066)	$(10,151)

Interest Expenses:
SES Foreign Operating	$—	$—
Technology licensing and related services	—	—
Corporate	1,326	869
Total interest expenses	$1,326	$869
Equity in losses of joint ventures:
SES Foreign Operating	$198	$715
Technology licensing and related services	—	—
Corporate	—	—
Total equity in losses of joint ventures	$198	$715

	June 30, 2019	June 30, 2018
Assets:
SES Foreign Operating	$215	$7,402
Technology licensing and related services	1,018	984
Corporate	1,423	5,928
Total assets	$2,656	$14,314

Note 16 — Subsequent Events

The Proposed Merger with AFE

On October 10, 2019, we, SES Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of us (“Merger Subsidiary”), and AFE, entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which, among other things, AFE will, subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, merge with and into Merger Subsidiary (the “Merger”), the separate corporate existence of Merger Subsidiary shall cease and AFE shall be the successor or surviving corporation of the Merger and a wholly owned subsidiary of us. The Merger is intended to qualify for federal income tax purposes as a tax-free reorganization under the provisions of Section 368(a) of the Internal Revenue Code of 1986, as amended. Upon the consummation of the Merger, it is contemplated that we will also change our name.

Upon consummation of the Merger, and subject to the terms and conditions of the Merger Agreement, holders of AFE ordinary shares will receive, in exchange for such ordinary shares, 3,875,000 shares of our common stock. All outstanding stock options and restricted stock will remain outstanding post-Merger on the same terms and conditions as currently applicable to such awards, provided that outstanding awards for departing directors shall be amended to extend exercisability for the term of the award.

The respective boards of directors of the Company, Merger Subsidiary and AFE have determined that the Merger Agreement and the transactions contemplated by the Merger Agreement are fair to, advisable and in the best interests of their respective stockholders and have approved the Merger and the Merger Agreement. The transactions contemplated by the Merger Agreement are subject to the approval of the Company’s and AFE’s respective shareholders at shareholders’ meetings to be called and held by the Company and AFE, respectively, and other closing conditions, including, among other things, the filing and effectiveness of a registration statement on Form S-4 with the Securities and Exchange Commission (the “SEC”), and the consummation of the transactions contemplated by the Share Exchange Agreements and the Purchase Agreements.

The Merger Agreement contains representations and warranties by the Company and Merger Subsidiary, on the one hand, and by AFE, on the other hand, made solely for the benefit of the other. The assertions embodied in those representations and warranties are qualified by information in confidential disclosure schedules that the parties have exchanged in connection with signing the Merger Agreement. The disclosure schedules contain information that modifies, qualifies and creates exceptions to the representations and warranties set forth in the Merger Agreement. Moreover, certain representations and warranties in the Merger Agreement were made as of a specified date, may be subject to a contractual standard of materiality different from what might be viewed as material to shareholders, or may have been used for the purpose of allocating risk between the Company and Merger Subsidiary, on the one hand, and AFE, on the other hand. Accordingly, the representations and warranties and other disclosures in the Merger Agreement should not be relied on by any persons as characterizations of the actual state of facts about the Company, Merger Subsidiary or AFE at the time they were made or otherwise.

The Merger Agreement contains certain termination rights for both the Company and AFE, including, among other things, if the Merger is not consummated on or before April 15, 2020.

In connection with the entry into the Merger Agreement, the Company entered into Share Exchange Agreements (each, a “Share Exchange Agreement”) with certain of the shareholders of Batchfire Resources Pty Ltd (“BFR”), whereby such shareholders will exchange their shares of BFR for shares of the Common Stock at a ratio of 10 BFR shares for one share of Common Stock. As a result of these exchanges, the Company would own 25% of the outstanding shares of BFR. The closing of the exchange is subject to certain conditions specified in the Share Exchange Agreements, including, without limitation, the consummation of the transactions contemplated by the Merger Agreement. In addition, the Company is making an offer to the remaining shareholders of BFR such that the Company would acquire 100% of the shares if the offers are all accepted.

In connection with the entry into the Merger Agreement, the Company entered into a securities purchase and exchange agreements (each, a “New Purchase Agreements”) with each of the existing holders of the Debentures, whereby each of the holders agreed to exchange their Debentures and Debenture Warrants for new debentures (the “New Debentures”) and warrants (the “New Warrants”), and certain of the holders agreed to provide $2,000,000 of additional debt financing (the “Interim Financing”).

As compensation for its services, the Company paid to the Placement Agent: (i) a cash fee of $140,000 (representing an aggregate fee equal to 7% of the face amount of the Merger Debentures, as defined below); and (ii) a warrant to purchase 100,000 shares of Common Stock (the “New Placement Agent Warrant”). We have also agreed to reimburse certain expenses of the Placement Agent.

The New Warrants and the New Placement Agent Warrants are exercisable into shares of common stock at any time from and after the closing date at an exercise price of $6.00 per common share (subject to adjustment). The New Warrants and the New Placement Agent Warrants will terminate five years after they become exercisable. The New Warrants and the New Placement Agent Warrant contain provisions providing for the adjustment of the purchase price and number of shares into which the securities are exercisable.

The New Debentures and the New Warrants have substantially similar terms to the Debentures and Debenture Warrants, including as to maturity and security, except that the New Debentures, among other differences, (i) provide for the payment to certain holders, at their election, of interest payments in shares of the Common Stock or in kind, and (ii) provide for certain optional conversion features. The New Warrant changes the exercise price of the Warrant to $6.00 per share and make certain other modifications to the Debenture Warrants. The New Debentures and New Warrants will be issued at the closing of the transactions contemplated by the Merger Agreement.

Pursuant to the New Purchase Agreements, each Debenture holder (i) waived the events of default resulting from the failure by the Company to timely file its Annual Reports on Form 10-K for the fiscal year ended June 30, 2018, this Annual Report and for the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2019, (ii) waived the event of default resulting from the failure by the Company to make interest payments due on July 1, 2019, October 1, 2019 and January 31, 2020, and (iii) consented to the consummation of the Merger and the issuance of the Merger Debentures and the Merger Warrants (each as defined below), notwithstanding any limitations in the Debentures to the contrary.

As mentioned above, pursuant to the New Purchase Agreements, the Company also issued $2,000,000 of 11% senior secured debentures (the “Merger Debentures”) to certain accredited investors, along with warrants to purchase $4,000,000 of shares of Common Stock, half of which were Series A Common Stock Purchase Warrants (the “Series A Merger Warrants”) and half of which were Series B Common Stock Purchase Warrants (the “Series B Merger Warrants” and, together with the Series A Merger Warrants, the “Merger Warrants”), as part of the Interim Financing. The Company shall receive the $2,000,000 pursuant to the Merger Debentures according to the following schedule: (i) $1,000,000 on or before October 14, 2019, (ii) $500,000 upon the filing of the proxy statement for the Company stockholder approval of the Merger, and (iii) $500,000 within two business days of Company stockholder approval of the Merger. The terms of the Merger Debentures are the same as the New Debentures. The Merger Debentures are intended to assist the Company in financing its business through the closing of the Merger.

The $1,000,000 scheduled payment on or before October 14, 2019 was subsequently received less certain legal costs and escrow fees in the amount of $966,000.

Interest on the Merger Debentures is payable quarterly in arrears, at the option of the holder, in the form of shares of Common Stock, to be issued at a price of the lower of $3.00 per share and the 10-day trailing VWAP for the period immediately prior to the due date of the interest payment, or in kind. The Merger Debentures are convertible at any time by the holders into shares of Common Stock at a price of $3.00 per share, and the Company can require conversion into shares of Common Stock at a price of $3.00 per share if the Common Stock trades at or above $10.00 per share for ten consecutive trading days.

The Merger Warrants are exercisable into shares of common stock at any time from and after the issue date at an exercise price of $3.00 per share of common stock, in the case of the Series A Merger Warrants, or $6.00 per share of common stock, in the case of the Series B Merger Warrants. The Merger Warrants will terminate five years after they become exercisable. The Merger Warrants contain provisions providing for the adjustment of the purchase price and number of shares into which the securities are exercisable. The terms of the Merger Warrants are the same as the New Warrants. The New Placement Agent Warrant has the same terms as the Merger Warrant with an exercise price of $3.00 per share.

In connection with entering into the New Purchase Agreements, the Company also entered into a Registration Rights Agreement with the investors whereby the Company agreed to register the shares of Common Stock underlying the New Debentures, the New Warrants, the Merger Debentures and the Merger Warrants.

The Company has also agreed to loan $350,000 of the proceeds from the Merger Debentures to AFE to assist AFE in financing its business through the closing of the Merger. The loan is subject to interest at the rate of 11% per annum payable in full on the repayment date in conjunction with the repayment of the principal amount. The repayment date is the earlier of five days after completion of the Merger transaction or the later of March 31, 2020 or three months following the vote of the shareholders on the Merger.

On October 24, 2019 we entered into a loan agreement with AFE whereby we loaned a portion of the $2.0 million proceeds received under the New Purchase Agreements. Under the loan agreement, we loaned $350,000 to AFE, which is due in full on the later of March 31, 2020 or within five days following the closing of the Merger. If the Merger does not close, the loan will mature on March 31, 2020 or three months following the special stockholder meeting called to approve the merger transactions. The loan accrues interest at 11% per annum and is also due in full upon repayment, subject to an increased default interest in certain limited circumstances.

Other Subsequent Events

On July 22, 2019, we enacted a 1 for 8 reverse stock split as approved at the Annual Meeting of Stockholders held in June 2019. All share and per share amounts in the consolidated financial statements have been retroactively restated to reflect the reverse stock split.

On July 1, 2019, we submitted a plan of compliance to Nasdaq addressing how it intended to regain compliance with Nasdaq Listing Rule 5550(b) within 180 days of the notification or November 12, 2019. The plan of compliance we submitted was accepted by NASDAQ on July 29, 2019.

On July 31, 2019, we and AFE entered into an Amendment to Technology Purchase Option Agreement pursuant to which AFE has an amended exclusive option through August 31, 2019, previously July 31, 2019 per the Technology Purchase Option Agreement. All terms of the Technology Purchase Option Agreement remain binding with the exception of the option period being extended to August 31, 2019.

On August 6, 2019, we received notice from The Nasdaq Stock Market that we regained compliance with the minimum $1.00 per share bid price requirement. As required under Nasdaq’s Listing Rules, in order to regain compliance, the Company was required to evidence a closing bid price of $1.00 per share or more for at least ten consecutive trading days.

On August 31, 2019, the Technology Purchase Option Agreement between us and AFE dated April 4, 2019, as amended effective July 31, 2019, terminated pursuant to the terms of the agreement. No penalties or payments were due as a result of the termination of the agreement.

On September 15, 2019, AFE repurchased all of the shares in CRR in exchange for AFE shares. The CCR shareholders received one share of AFE for every ten shares of CRR. As a result of the transaction, CRR is a wholly-owned subsidiary of AFE.

On October 17, 2019, we received a notification letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC indicating that, as a result of our delay in filing this Annual Report, we are not in compliance with the timely filing requirements for continued listing under Nasdaq Listing Rule 5250(c)(1). The notification letter stated that under Nasdaq rules, we had until December 16, 2019 to submit a plan to regain compliance with Nasdaq’s continued listing requirements. We regained compliance with this continued listing requirement by filing this Annual Report with the SEC.

On November 13, 2019, we received a notification from the Listing Qualifications Staff of The Nasdaq Stock Market LLC that we did not meet the terms of the previously granted extension and as a result, the Staff determined that the Company’s securities would be subject to delisting unless we timely request a hearing before the Nasdaq Hearings Panel (the “Panel”). As noted above, the Company was given until December 16, 2019 to submit a plan of compliance for consideration by the Staff, however, pursuant to Nasdaq Listing Rule 5810(c)(2)(A), the Staff informed us that it can longer consider our plan, and as a result, the failure to file the Form 10-K serves as an additional and separate basis for delisting.

On November 21, 2019, we received an additional delinquency notification from the Listing Qualifications Staff of The Nasdaq Stock Market LLC due to the continued noncompliance with Nasdaq Listing Rule 5250(c)(1) as a result of the failure to timely file the Quarterly Report on Form 10-Q for the quarter ended September 30, 2019. We have requested a hearing before the Nasdaq Hearings Panel. The hearing request automatically stayed any suspension/delisting action through December 5, 2019. On December 13, 2019, we received notification from the Panel that it had determined to extend the stay of suspension through the completion of the hearings process, which will take place on December 19, 2019. At the hearing, the Company will request the stay be extended through the closing of the previously announced Merger with AFE. However, there can be no assurance that the Panel will grant a further extension to enable the Company to demonstrate compliance that it has regained compliance with all applicable requirements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Accounting Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2019.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of our internal control over financial reporting. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2019. Because of its inherent limitations, internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collision or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with established policies or procedures may deteriorate.

Our management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) to perform its assessment. Based on this assessment, our management, including our Chief Executive Officer and our Chief Accounting Officer, concluded, that as of June 30, 2019, our internal controls over financial reporting were not effective as of June 30, 2019.

Material Weaknesses. We did not maintain effective internal controls over financial reporting. Specifically, we identified material weaknesses over management’s review controls and the lack of segregation of duties over accounting transactions due to the limited resources available.

Notwithstanding the identified material weakness, management, including our principal executive officer and principal financial officer, and the principal accounting officer believe the consolidated financial statements included in this Annual Report on Form 10-K fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the year ended June 30, 2019 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors, Executive Officers and Significant Employees

The following table sets forth information concerning our directors, executive officers and significant employees as of June 30, 2019:

Name	Age	Position
Lorenzo Lamadrid (1) (2)	68	Chairman of the Board
Robert Rigdon	60	Vice Chairman of the Board, President, Chief Executive Officer
Denis Slavich (1) (2) (3)	79	Director
Harry Rubin (1) (2) (3)	66	Director
Ziwang Xu (3)	62	Director
Anderson, Robert F.(1)(2)	62	Director
David Hiscocks	55	Corporate Controller and Corporate Secretary

(1)	Member of the Compensation Committee.
(2)	Member of the Nominating and Corporate Governance Committee.
(3)	Member of the Audit Committee.

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

Robert Rigdon. Mr. Rigdon has been the Vice Chairman of the Board since February 2016 and served as a director since August 2009. He previously served as President and Chief Executive Officer from March 2009 to February 2016 and, effective as of March 1, 2019, returned as our President and Chief Executive Officer and acting in the capacity of the Company’s principal financial officer. Prior to these roles, he served as Chief Operating Officer from November 2008 to March 2009 and as Senior Vice President of Global Development from May to November 2008, where he was responsible for overseeing all aspects of our current and future coal gasification projects worldwide. From June 2004 until joining us, Mr. Rigdon worked for GE Energy in a variety of capacities, including Manager—Gasification Engineering, Director—IGCC Commercialization, and Director—Gasification Industrials and Chemicals Business. For the 20 years previous to this, Mr. Rigdon worked for Texaco, and later ChevronTexaco, as an engineer and in the Worldwide Power & Gasification group, where he ultimately became Vice President—Gasification Technology for the group. As a result of his three decades working on gasification, Mr. Rigdon is experienced in the operational and marketing strategies that are key to our development and success.

Education: Mr. Rigdon is a mechanical engineer with a B.S. from Lamar University.

Directorships in the past five years: None, other than our Board.

Denis Slavich. Mr. Slavich has served as a director since November 2005. Mr. Slavich has over 35 years of experience in large scale power generation development. He is currently the Group Strategic Director-Finance of Astrata Group Pte Ltd, a privately held global telematics company headquartered in Singapore, and an international consultant, as well as an advisor and board member for a number of additional firms. In February 2019, he joined the board of directors of SyncFab Co., a privately owned software company where he chairs the Nomination, Compensation and Audit committees. He served as a director of China Advanced Construction Materials Group, Inc., a company traded on the NASDAQ, from September 2009 until May 2011. From 1998 to 2000, Mr. Slavich was the CFO and director of KMR Power Corporation and was responsible for the development of this international IPP Company that developed projects in Columbia as well as other areas. From 2000 until 2002, he served as Vice President and CFO of Big Machines Inc., a software company. Mr. Slavich also served as acting President for Kellogg Development Corporation, a division of M.W. Kellogg, during 1997. From 1991 to 1995, Mr. Slavich was also a Vice President of Marketing for Fluor Daniel. From 1971 to 1991, Mr. Slavich served in various executive positions at Bechtel Group including Sr. VP, CFO, and director and Sr. VP and division manager of the International Power Division. In addition to his experience in power generation development, Mr. Slavich is experienced in finance and accounting matters and has extensive experience with financial statements.

Education: Mr. Slavich received his Ph.D. from Massachusetts Institute of Technology, his M.B.A. from the University of Pittsburgh and his B.S. in Electrical Engineering from the University of California at Berkeley.

Directorships in the past five years: SyncFab Co. (February 2019 to present), Astrata Group (2011 to present) and Leading Edge Technologies (2001 to 2014).

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

To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended June 30, 2019, our officers, directors and greater than 10% beneficial owners timely filed all required Section 16(a) reports.

Material Changes in Director Nominations Process

There have not been any material changes to the procedures by which shareholders may recommend nominees to our Board.

Audit Committee

During the year ended June 30, 2019, the members of the Audit Committee were Ziwang Xu, Harry Rubin, and Denis Slavich who serves as Chairman. Charles Brown served on the Audit Committee until his resignation from the Board effective December 31, 2018. The Board has determined that Denis Slavich is an audit committee financial expert under Item 407(d) of Regulation S-K of the SEC. All of the members of the Audit Committee were and are independent within the meaning of Rule 5605 of the NASDAQ Listing Rules. The Audit Committee operates under a written charter adopted by the Board which is available under “Corporate Governance” at the “Investor Center” section of our website at www.synthesisenergy.com. The Audit Committee met seven times during the year ended June 30, 2019.

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

Corporate Governance

The charters for our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee and our Code of Business and Ethical Conduct are available under “Corporate Governance” at the “Investor Center” section of our website at www.synthesisenergy.com. Copies of these documents are also available in print form at no charge by sending a request to David Hiscocks, our Corporate Controller and Corporate Secretary, Synthesis Energy Systems, Inc., One Riverway, Suite 1700, Houston, Texas 77056, telephone (713) 579-0600.

Item 11. Executive Compensation.

Summary Compensation Table

The following table provides information concerning compensation paid or accrued during the fiscal years ended June 30, 2019 and 2018 to each person who served as an executive officer during the year ended June 30, 2019 to whom we sometimes refer together as our “named executive officers.”

Name and Principal Position	Year	Salary	Bonus	Stock Awards (1)	Option Awards (1)	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Robert Rigdon	2019	$90,000	$—	$—	$—	$—	$90,000	$180,000
President and CEO(2)	2018	$—	$—	$—	$100,000	$—	$152,500	$252,500

David Hiscocks	2019	$150,000	$—	$—	$—	$—	$—	$150,000
Corporate Controller (principal accounting officer)(3)	2018	$138,000	$—	$—	$13,800	$—	$—	$151,800

DeLome Fair	2019	$234,679	$—	$—	$—	$—	$1,500	$236,179
Former President and CEO (4)	2018	$266,667	$—	$—	$57,500	$—	$—	$324,167

Chris Raczkowski	2019	$115,000	$—	$—	$—	$—	$—	$115,000
Former President – Asia (5)	2018	$126,044	$—	$—	$—	$—	$—	$126,044

(1)	The amounts in the “Stock Award” and “Option Awards” column reflect the aggregate grant date fair value of awards pursuant to our 2015 Long Term Incentive Plan (the “2015 Plan”) and Amended and Restated 2005 Incentive Plan, as amended (the “2005 Plan”), for the fiscal years ended June 30, 2019 and 2018, in accordance with ASC 718. Assumptions used in the calculation of these amounts are included in “Note 14—Equity” to our audited financial statements for the fiscal year ended June 30, 2019 included in this Annual Report. However, as required, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.

(2)	Robert Rigdon previously served as President and Chief Executive Officer from March 2009 to February 2016 and, effective as of March 1, 2019, returned as our President and Chief Executive Officer and acting in the capacity of the Company’s principal financial officer. He has been the Vice Chairman of the Board since February 2016 and served as a director since August 2009. All Other Compensation refers to amounts paid as a director pursuant to a consulting agreement prior to being named as President and Chief Executive Officer.

(3)	David Hiscocks was named Corporate Controller, Chief Accounting Officer and Corporate Secretary on May 9, 2017 and received an option award in connection with his employment letter. In January 2018, he received an option award in lieu of $12,000 of base salary earned for the period January 1, 2018 to June 30, 2018.

(4)	In December 2014, DeLome Fair joined our executive team as Senior Vice President, Gasification Technology. In March 2015, Ms. Fair was additionally named President of SES Technologies, LLC, one of our wholly owned subsidiaries. From February 2016 to February 2019, Ms. Fair served as our President and Chief Executive Officer. From May 2017 to February 2019, Ms. Fair also served as our principal financial officer. In May 2017, she also received an option award in lieu of $50,000 of base salary earned for the period from May 1, 2017 to October 31, 2017. In January 2018, she also received an option award in lieu of $50,000 of base salary earned for the period January 1, 2018 to June 30, 2018. As of March 1, 2019, Ms. Fair was no longer employed by us.

(5)	Chris Raczkowski joined the management team in December 2016 and received a signing option award of $168,000 in connection with commencing his service as President - Asia. In May 2017, he received an option award in lieu of $64,833 of base salary earned for the period May 1 through October 31, 2017. As of May 10, 2018, Mr. Raczkowski was no longer employed by us.

Compensation Summary

Compensation Philosophy and Objectives

Our philosophy in establishing executive compensation policies and practices is to align each element of compensation with our short-term and long-term strategic objectives, while providing competitive compensation that enables us to attract and retain top-quality executive talent

The primary objectives of our compensation policies and practices for our named executive officers for the fiscal years ended June 30, 2019 and June 30, 2018 are to:

●	Attract, retain, motivate and reward highly qualified and competent executives who have extensive industry experience through a mix of base salary, cash incentives and long-term equity incentives that recognize individual and company performance; and

●	Provide incentives to increase and maximize stockholder value by emphasizing equity-based compensation to more closely align the interests of executives with those of our stockholders.

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

The Compensation Committee determines the total compensation (including the nature and amount of each element of the compensation) of Ms. Fair and subsequent to her resignation, Mr. Rigdon, as our President and Chief Executive Officer. The President and Chief Executive Officer plays a key role in determining executive compensation for the other officers. The President and Chief Executive Officer attends the meetings of the Compensation Committee regarding executive compensation and discusses her recommendations with the Compensation Committee, including the evaluation of the performance of the other named executive officers in arriving at their recommendations, which are based on the direct evaluation of such executives by our President and Chief Executive Officer, after receiving input from the peers of such executives and others, if necessary. These recommendations are considered by the Compensation Committee, along with other relevant data, in determining the total compensation program for such executives.

Compensation Program

Based on and consistent with the philosophy and objectives stated above, our current executive compensation program and its historical programs and practices consist of the following elements:

●	Base salary;
●	Cash incentive awards;
●	Long-term equity incentive awards;
●	Post-employment benefits; and
●	Benefits and perquisites.

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

Additional details regarding each element of our executive compensation program are as follows:

Base Salaries. The base salary range for the named executive officers was established by the Compensation Committee. Base salary is viewed as a less significant element of compensation than long-term equity, so the levels are less than those of peer companies. The Compensation Committee approves all increases in base salary for our named executive officers in advance. The Compensation Committee reviews salaries of executive officers at periodic intervals and awards increases, if appropriate. In assessing the amount and timing of salary adjustments, if any, the Compensation Committee considers changes in functions and responsibilities, if any, competitive salaries and peer comparisons, and relative employment positions. The Compensation Committee may also consider elements of individual performance in future salary adjustments, but to this point, has not done so. Base salaries for all named executive officers for the fiscal years ended June 30, 2019 and 2018, as applicable, are shown in the “Salary” column of the Summary Compensation Table above.

Cash Incentive Compensation. The named executive officers are each eligible for consideration for cash incentive compensation awards under the terms of their employment agreements as described under “—Employment Agreements” below, within the discretion of the Compensation Committee, which is common among the peer group noted above. The awards are intended to link cash incentive compensation to achievement of our short-term business objectives and stockholders’ interests as a whole and would be based on objective performance measures, thresholds and goals. The Compensation Committee has not established objective targets for any current named executive officer.

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

Employment Agreements

Effective March 1, 2019, we entered into an employment agreement with Robert Rigdon, our President and Chief Executive Officer. He is entitled to receive an annual base salary of up to $180,000 and additional compensation for merger or restructuring transactions or the Company’s sale of assets in China, including but not limited to the Yima Joint Venture or the TSEC Joint Venture in the amount of 2% of consideration actually received by the Company or the sale of the Company’s assets included but not limited to the Company’s gasification technology or its ownership interests in BFR, AFE, or SES in the amount of 3% of the consideration received by the Company. Consideration is net of any transaction fees. The Company’s obligation to pay principal and interest, or any other contractual payments, owed to the debtholders as well as any tax payment obligations must be satisfied prior to any additional compensation amounts being paid as additional compensation as specified in the agreement. Additional compensation payments are capped in aggregate at $320,000 provided however that to the extent the completed transactions include a transaction related to the Company’s ownership in BFR, the aggregated cap shall be $500,000. If Mr. Rigdon’s employment is terminated other than for cause (as defined in the employment agreement), he will continue to be able to earn performance bonuses for six months after his termination if the objectives are achieved. Mr. Rigdon is subject to non-competition, confidentiality and non-disparagement obligations.

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

Potential Payments upon Termination or Change of Control

Other than with respect to Mr. Rigdon, the Company reports no potential payments upon termination or a change in control because (i) Mr. Hiscocks’ employment letter does not include provisions for payments in connection with a termination or change of control, (ii) Ms. Fair resigned effective March 1, 2019, (iii) Mr. Raczkowski resigned effective May 10, 2018.

The following table describes potential payments upon termination related to Mr. Rigdon:

Robert Rigdon — Chief Executive Officer and President

Executive Benefits and Payments Upon Termination (1)	Voluntary Termination ($)	Voluntary Termination for Good Reason ($)	For Cause Termination ($)	Involuntary Not for Cause Termination ($)	Death or Disability ($)	After a Change in Control (2) ($)
Compensation
Severance (3)	$—	—	$—	$—	$—	$—
Performance bonus (4)	—	500,000	—	500,000	—	500,000
Stock Options (Unvested and Accelerated) (5)	—	—	—	—	—	—
Benefits and Perquisites
Health and Welfare Benefits Continuation (6)	—	11,147	—	11,147	—	11,147
Tax Gross-up	—	—	—	—	—	—
Total	$—	$511,147	—	$511,147	—	$511,147

(1)	For purposes of this analysis, we assumed that the effective date of termination is June 30, 2019.
(2)	“After a Change in Control” means a termination for any reason (other than by us for cause) within 60 days of a change in control.
(3)	There is no severance related to base salary upon termination.
(4)	Performance bonus for table purposes assumes the maximum amount of additional compensation which Mr. Rigdon could receive as discussed above under his employment agreement.
(5)	Pursuant to the terms of the employment agreement, under “Voluntary Termination for Good Reason,” “Involuntary Not for Cause Termination,” or “After a Change in Control,” the vesting of all outstanding stock options would be accelerated, and all stock options shall be 100% vested on the date of termination of employment or the effective date of the “change in control” as applicable.
(6)	Health and Welfare Benefits Continuation is calculated as 12 months of reimbursement of COBRA premiums under “Involuntary Not for Cause Termination,” “Voluntary Termination for Good Reason” and “After a Change in Control.” Such benefits payable will cease prior to the end of 12 months if Mr. Rigdon is eligible to participate in the health insurance plan of another employer.

Outstanding Equity Awards for Year Ended June 30, 2019

The following table shows the number of shares covered by exercisable and un-exercisable options held by our named executive officers on June 30, 2019. Each of the awards in the table was made under either the 2015 Plan and 2005 Plan. Mr. Raczkowski is not listed in the below table as all of his awards have expired.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)		(g)	(h)	(i)	(j)

Robert Rigdon	3,125	—	—	208.00	04/08/21	(1)	—	—	—	—
	3,852	—	—	70.40	02/27/23	(2)	—	—	—	—
	2,735	—	—	81.92	08/22/24	(3)	—	—	—	—
	1,562	—	—	48.64	03/09/25	(4)	—	—	—	—
	2,469	—	—	60.16	03/15/26	(5)	—	—	—	—
	2,806	—	—	53.12	03/15/27	(6)	—	—	—	—
	5,196	—	—	28.00	03/07/28	(7)	—	—	—	—

David Hiscocks	349	350	—	58.88	05/09/27	(8)	—	—	—	—
	883	—	—	22.88	01/01/28	(9)	—	—	—	—

DeLome Fair	3,125	—	—	58.88	03/01/20	(10)	—	—	—	—
	390	—	—	48.64	03/01/20	(11)	—	—	—	—
	4,687	—	—	43.52	03/01/20	(12)	—	—	—	—
	1,636	—	—	52.48	03/01/20	(13)	—	—	—	—
	3,682	—	—	22.88	03/01/20	(14)	—	—	—	—

(1)	On April 8, 2011, Mr. Rigdon received an option exercisable for 3,125 shares of common stock at an excise price of $208.00. This option vests in four equal installments on each of April 8, 2011, 2012, 2013 and 2014.

(2)	On February 27, 2013, Mr. Rigdon received an option exercisable for 3,852 shares of common stock at an excise price of $70.40. This option vests in twelve equal monthly installments beginning on March 31, 2013. This option was issued in lieu of $90,000 of base salary for the period from March 1, 2013 through February 28, 2014 and a guaranteed bonus of $120,000 to be paid in 2013 pursuant to his employment agreement.

(3)	On August 22, 2014, Mr. Rigdon received an option exercisable for 3,125 shares of common stock at an excise price of $81.92. This option vests in eight equal installments, with the first installment vesting on the date of grant and the next installment vesting on September 30, 2014 and then vesting quarterly thereafter. The last installment of 390 shares were forfeited when Mr. Rigdon terminated his employment agreement with the Company in February 2016, therefore 2,735 shares were outstanding as of June 30, 2019.

(4)	On March 9, 2015, Mr. Rigdon received an option exercisable for 1,562 shares of common stock at an excise price of $48.64. This option vests in six equal monthly installments beginning on April 30, 2015. This option was issued in lieu of $51,000 of base salary for the period from April 1, 2015 through September 30, 2015.

(5)	On March 15, 2016, Mr. Rigdon received an option exercisable for 2,469 shares of common stock at an excise price of $60.16. This option vests in four equal quarterly installments beginning on March 31, 2016.

(6)	On March 15, 2017, Mr. Rigdon received an option exercisable for 2,806 shares of common stock at an excise price of $53.12. This option vests in four equal quarterly installments beginning on March 31, 2017.

(7)	On March 7, 2018, Mr. Rigdon received an option exercisable for 5,196 shares of common stock at an excise price of $28.00. This option vests in four equal installments, with the first installment vesting on the date of grant and then vesting quarterly on June 30, September 30, and December 31, 2019.

(8)	On May 9, 2017, Mr. Hiscocks received an option exercisable for 699 shares of common stock at an exercise price of $58.88. This option vests in four equal yearly installments beginning on the first anniversary of the date of grant.

(9)	On January 1, 2018, Mr. Hiscocks received an option exercisable for 883 shares of common stock at an exercise price of $22.88. This option vests monthly in lieu of $12,000 of Mr. Hiscocks’ base salary earned for the period from January 1, 2018 to June 30, 2018.

(10)	On January 6, 2015, Ms. Fair received an option exercisable for 3,125 shares of common stock at an exercise price of $58.88. This option vests in four equal installments, with the first installment vesting on the date of grant and then vesting yearly thereafter on each January 6, 2016, 2017, and 2018.

(11)	On March 9, 2015, Ms. Fair received an option exercisable for 390 shares of common stock at an exercise price of $48.64. This option vested in three equal installments on each March 9, 2016, 2017, 2018, and the last installment vested on March 1, 2019.

(12)	On February 15, 2016, Ms. Fair received an option exercisable for 4,687 shares of common stock at an exercise price of $43.52. This option vests in four equal installments, with the first installment vesting on the date of grant and then vesting yearly thereafter on each February 15, 2017, 2018, and 2019.

(13)	On May 1, 2017, Ms. Fair received an option exercisable for 1,636 shares of common stock at an exercise price of $52.48. This option vests monthly in lieu of $50,000 of Ms. Fair’s base salary earned for the period from May 1, 2017 to October 31, 2017.

(14)	On January 1, 2018, Ms. Fair received an option exercisable for 3,682 shares of common stock at an exercise price of $22.88. The option vests monthly in lieu of $50,000 of Ms. Fair’s base salary earned for the period from January 1, 2018 to June 30, 2018.

Director Compensation

In March 2019, the Board determined that due to the minimal amount of shares available in the 2015 Plan and that a special committee had been appointed to evaluate financing options and strategic alternatives, it would be inappropriate to receive options as compensation at this time.

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

The following table summarizes the annual compensation for our non-employee directors during the year ended June 30, 2019:

Name (a)	Fees Earned or Paid in Cash (b)	Stock Awards (1) (c)	Option Awards (1) (2) (d)	Non-Equity Incentive Plan Compensation (e)	Nonqualified Deferred Compensation Earnings (f)	All Other Compensation (g)		Total (h)
Lorenzo Lamadrid	$30,000	—	$—	—	—	$30,000	(3)	$60,000
Denis Slavich	$—	—	$—	—	—	$—		$—
Harry Rubin	$—	—	$—	—	—	$18,000	(3)	$18,000
Ziwang Xu	$—	—	$—	—	—	$—		$—
Robert Anderson	$—	—	$—	—	—	$19,200	(3)	$19,200
Charles Brown (4)	$—	—	$—	—	—	$—		$—
Robert Rigdon (5)	$—	—	$—	—	—	$90,000	(5)	$90,000

(1)	The amounts in the “Stock Awards” and “Option Awards” column reflect the aggregate grant date fair value for the fiscal year ended June 30, 2019, in accordance with ASC 718. Assumptions used in the calculation of these amounts are included in “Note 14—Equity” to our audited financial statements for the fiscal year ended June 30, 2019 included in this Annual Report. However, as required, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.

(2)	As of June 30, 2019, Messrs. Lamadrid, Slavich, Rubin, Xu, Anderson and Brown had outstanding options exercisable for a total of 38,083, 22,458, 22,458, 21,898, 4,258 and 14,784 shares of common stock, respectively.

(3)	Represents compensation paid to Messrs. Lamadrid, Rubin, and Anderson as pursuant to consulting agreements described below.

(4)	Mr. Brown resigned from the Board effective December 31, 2018.

(5)	Represents compensation paid to Mr. Rigdon as pursuant to consulting agreement as a director prior to his taking the role of President and Chief Executive Officer in March 2019.

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

Effective December 31, 2018, we terminated the consulting agreements above with Mr. Lamadrid, Mr. Rigdon, Mr. Rubin and Mr. Anderson.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the beneficial ownership of our common stock as of September 30, 2019, by:

●	each person who is known by us to beneficially own 5% or more of the outstanding class of our capital stock;

●	each member of the Board;

●	each of our executive officers; and

●	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. To our knowledge, each of the holders of capital stock listed below has sole voting and investment power as to the capital stock owned unless otherwise noted.

Name and Address of Beneficial Owner	Numbers of Shares of Common Stock Beneficially Owned	% of Common Stock Outstanding (1)
Paulson & Co., Inc. (2)
1251 Avenue of the Americas New York City, New York 10020	171,875	12.3%
Credit Suisse (3)
Uetlibergstrasse 231 Zurich, Switzerland V8 8070	89,917	6.4%
Hongye International Investment Group Co., Ltd. (4)
Haibowan District Wuhai City Inner Mongolia Autonomous Region Area People’s Republic of China	96,486	6.9%
Andrew M. Lessman (5)
430 Parkson Road Henderson, Nevada 89015	71,870	5.2%

Lorenzo Lamadrid (6)	88,606	6.2%
Robert Rigdon (7)	24,121	1.7%
Harry Rubin (8)	24,281	1.7%
Denis Slavich (9)	23,500	1.7%
Xu, Ziwang (10)	22,471	1.6%
Robert Anderson (11)	5,821	*
David Hiscocks (12)	1,232	*
Charles Brown (13)	14,784	1.0%
DeLome Fair (14)	13,520	1.0%

Executive Officers and Directors as a group (9 persons)	218,336	14.0%

*	Less than 1%

(1)	Based on 1,394,751 shares outstanding as of September 30, 2019.

(2)	Based on a Schedule 13G filed by Paulson & Co. Inc. on February 14, 2018. Paulson & Co. Inc. (“Paulson”), an investment advisor that is registered under the Investment Advisors Act of 1940, and its affiliates furnish investment advice to and manage onshore and offshore investment funds and separate managed accounts (such investment funds and accounts, the “Funds”). In its role as investment advisor, or manager, Paulson possesses voting and/or investment power over the securities described in the schedule that are owned by the Funds. All securities reported in the schedule are owned by the Funds. Paulson disclaims beneficial ownership of such securities. Includes 15,625 shares of common stock issuable upon the exercise of currently exercisable warrants.

(3)	Based on a Schedule 13G/A filed by Credit Suisse AG on February 13, 2019. Credit Suisse AG (“Credit Suisse”), an investment advisor that is registered under the Investment Advisors Act of 1940, and its affiliates furnish investment advice to and manage onshore and offshore investment funds and separate managed accounts (such investment funds and accounts, the “Funds”). In its role as investment advisor, or manager, Credit Suisse possesses voting and/or investment power over the securities described in the schedule that are owned by the Funds. All securities reported in the schedule are owned by the Funds. Credit Suisse disclaims beneficial ownership of such securities.

(4)	Mr. Gao, Feng is the Chairman and President of Hongye and has sole voting and disposition control over these shares.

(5)	Based on a Schedule 13G filed by Mr. Lessman on February 14, 2019. As of the date of such filing, Mr. Lessman may be deemed the beneficial owner of 71,870 shares. This amount excludes 21,702 shares underlying warrants held by Mr. Lessman, which are subject to a blocker that restricts their exercise to the extent that the acquisition of the underlying shares would result in Mr. Lessman owning more than 4.99% of shares outstanding, unless 61 days advance notice is provided to us.

(6)	Includes 38,083 shares of common stock issuable upon the exercise of options and warrants which are currently exercisable or exercisable within 60 days.

(7)	Includes 23,308 shares of common stock issuable upon the exercise of options and warrants which are currently exercisable or exercisable within 60 days.

(8)	Includes 22,458 shares of common stock issuable upon the exercise of options which are currently exercisable or exercisable within 60 days.

(9)	Includes 22,458 shares of common stock issuable upon the exercise of options which are currently exercisable or exercisable within 60 days.

(10)	Includes 21,898 shares of common stock issuable upon the exercise of options and warrants which are currently exercisable or exercisable within 60 days.

(11)	Includes 4,258 shares of common stock issuable upon the exercise of options which are currently exercisable or exercisable within 60 days.

(12)	Includes 1,232 shares of common stock issuable upon the exercise of options which are currently exercisable or exercisable within 60 days.

(13)	Includes 14,784 shares of common stock issuable upon the exercise of options which are currently exercisable or exercisable within 60 days.

(14)	Includes 13,520 shares of common stock issuable upon the exercise of options which are currently exercisable or exercisable within 60 days.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information regarding our existing equity compensation plans as of June 30, 2019.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	166,477	(2)	$60.73	31,409
Equity compensation plans not approved by security holders	78,881	(3)	$77.46	—
Total as of June 30, 2019	245,358		$66.11	31,409

(1)	Consists of the 2015 Plan and the 2005 Plan.
(2)	Of the total 328,125 shares under the 2015 Plan and the 2005 Plan, options to acquire 166,477 shares of commons stock were outstanding at June 30, 2019.
(3)	As of June 30, 2019, warrants to acquire up to 78,881 shares of our common stock were outstanding to third-party companies working with the Company in different capacities (Market Development Consulting Group, Inc., TR Winston & Company and ILL-Sino Development).

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Party Transactions

Lorenzo Lamadrid, the Chairman of the Board, Robert Rigdon, the Vice Chairman of the Board and our former President and Chief Executive Officer, Robert Anderson and Harry Rubin, each had a consulting agreement with us, as disclosed under “Executive and Director Compensation—Director Compensation.” Each of these agreements was terminated as of December 31, 2018.

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

Each of the directors on the Audit, Nominating and Corporate Governance Committees, respectively, is independent within the meaning of Rule 5605 of the NASDAQ Listing Rules.

Director Independence

The Board has determined that the following members are independent within the meaning of Rule 5605 of the NASDAQ Listing Rules: Lorenzo Lamadrid, Denis Slavich, Harry Rubin, Xu Ziwang, and Robert Anderson.

Item 14. Principal Accounting Fees and Services.

Independent Registered Public Accountant Fees

In the years ended June 30, 2019 and 2018, RSM US, LLP provided services in the following categories and amounts:

	June 30
	2019	2018
Audit Fees - RSM	$548,089	$250,625
Audit-Related Fees - RSM	—	—
Tax Fees	—	40,000
All Other Fees	—	—
Total	$548,089	$290,625

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

Item 15. Exhibits and Financial Statement Schedules

1.	Financial Statements. Reference is made to the Index to Consolidated Financial Statements at Item 7 of this Annual Report on Form 10-K.

2.	Financial Statement Schedules. All schedules are omitted because they are not applicable, or the required information is shown in the financial statements or the notes to the financial statements.

3.	Exhibits.

Number	Description of Exhibits

2.1	Agreement and Plan of Merger and Reorganization dated as of October 10, 2019, by and among Synthesis Energy Systems, Inc., SES Merger Subsidiary, Inc., SES Merger Subsidiary, Inc., and Australian Future Energy Pty Ltd. (included as Annex A to the proxy statement/prospectus in Part I of this Registration Statement and incorporated herein by reference).

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on January 31, 2007).

3.2	Certificate of Amendment to the Certificate of Incorporation of the Company dated effective December 16, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 17, 2009).

3.3	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on March 30, 2007).

3.4	Certificate of Amendment to the Company’s Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 1, 2015).

3.5	Certificate of Amendment to the Company’s Certificate of Incorporation filed on November 30, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 30, 2017).

3.6	Certificate of Amendment to the Company’s Certificate of Incorporation filed on July 19, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 19, 2019).

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on January 31, 2007).

4.2	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 25, 2014).

10.1	Cooperative Joint Venture Contract of SES (Zao Zhuang) New Gas Company Ltd. between Shandong Hai Hua Coal & Chemical Company Ltd. and Synthesis Energy Systems Investments, Inc. dated July 6, 2006 — English translation from original Chinese document (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on January 31, 2007).

10.2	Amendment to Cooperative Joint Venture Contract of SES (Zao Zhuang) New Gas Company Ltd. between Shandong Hai Hua Coal & Chemical Company Ltd. and Synthesis Energy Systems Investments, Inc. dated November 8, 2006 — English translation from original Chinese document (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on January 31, 2007).

10.3+	Amended and Restated 2005 Incentive Plan (incorporated by reference to Exhibit 10.13 to Amendment No. 3 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on May 1, 2007).

10.4	Fixed Assets Loan Contract between Synthesis Energy Systems (Zao Zhuang) New Gas Company Ltd. and Industrial and Commercial Bank of China dated March 27, 2007 — English translation from original Chinese document (incorporated by reference to Exhibit 10.16 to Amendment No. 2 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on March 30, 2007).

10.5	Second Amendment to Cooperative Joint Venture Contract of SES (Zao Zhuang) New Gas Company Ltd., between Shandong Hai Hua Coal & Chemical Company Ltd. and Synthesis Energy Systems Investments, Inc., dated February 12, 2007 — English translation from original Chinese document (incorporated by reference to Exhibit 10.6 to Amendment No. 3 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on May 1, 2007).

10.6	Co-Operative Joint Venture Contract of SES — GCL (Inner Mongolia) Coal Chemical Co., Ltd. between Inner Mongolia Golden Concord (Xilinhot) Energy Investment Co., Ltd. and Synthesis Energy Systems Investments, Inc. dated May 25, 2007 — English translation from original Chinese document (incorporated by reference to Exhibit 10.21 to Amendment No. 5 to the Company’s Registration Statement (Registration No. 333-140367) on Form SB-2 filed on June 6, 2007).

10.7	Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2007).

10.8+	First Amendment to the Amended and Restated 2005 Incentive Plan (incorporated by reference to Annex B to the Company’s Proxy Statement on Schedule 14A filed on November 15, 2007).

10.9	Form of Non-Statutory Stock Option Agreement (incorporated by reference herein to Exhibit 10.8 to the Company’s Current Report on Form 8-K dated April 2, 2009).

10.10	Form of Equity Joint Venture Contract between Yima Coal Industry (Group) Co., Ltd. and Synthesis Energy Investment Holdings, Inc. dated August 27, 2009 — English translation from original Chinese document. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 2, 2009).

10.11**	Amended and Restated License Agreement by and between the Company and the Gas Technology Institute dated November 5, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 12, 2009).

10.12	Share Purchase Agreement dated June 18, 2012 among Synthesis Energy Systems, Inc. and Hongye International Investment Group Co., Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 19, 2012).

10.13	Share Purchase Agreement dated June 18, 2012 among Synthesis Energy Systems, Inc. and Shanghai Zhongmo Investment Management Co., Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 19, 2012).

10.14	Second Amendment to the Amended and Restated 2005 Incentive Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed on October 26, 2012).

10.15**	Cooperation Agreement among SES (Zao Zhuang) New Gas Co., Ltd., Shandong Weijiao Group Xuecheng Energy Co., Ltd. and Shandong Xuejiao Chemical Co., Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 26, 2013).

10.16	Loan Agreement between Synthesis Energy Systems (Zao Zhuang) New Gas Co., Ltd and Zao Zhuang Bank dated September 10, 2013 — English translation from original Chinese document (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2013).

10.17	Joint Venture Contract between Zhangjiagang Chemical Machinery Co., Ltd. and SES Asia Technologies, Ltd., dated February 14, 2014 – English translation from Chinese document (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 14, 2014). **

10.18	Technology Usage and Contribution Agreement among SES-ZCM Clean Energy Technologies Limited, Zhangjiagang Chemical Machinery Co., Ltd. and SES Asia Technologies, Ltd., dated February 14, 2014 – English translation from Chinese document (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 14, 2014). **

10.19	Credit Agreement between Zaozhuang Bank and Synthesis Energy Systems (Zaozhuang) New Gas Co., Ltd. dated October 2, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2014).

10.20	Working Capital Loan Contract between Zaozhuang Bank and Synthesis Energy Systems (Zaozhuang) New Gas Co., Ltd. dated October 2, 2014 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2014).

10.21+	Form of Restricted Stock Incentive Agreement for Employees (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2014).

10.22+	Form of Restricted Stock Incentive Agreement for Directors (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2014).

10.23	Non-statutory Stock Option Agreement dated March 9, 2015 between Robert Rigdon and the Company (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2015).

10.24	Share Purchase and Investment Agreement between SES BVI and Rui Feng Enterprises Limited dated June 14, 2015 (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2015).

10.25	Operation and Management Agreement between ZZ Joint Venture and Shandong Saikong Automatic Equipment Company Ltd. dated June 13, 2015 (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2015).

10.26	Working Capital Loan Contract between Zaozhuang Bank and Synthesis Energy Systems (Zaozhuang) New Gas Co., Ltd. dated September 22, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 28, 2015).

10.27	Loan Extension Agreement among Zaozhuang Bank Co., Ltd., Synthesis Energy Systems (ZaoZhuang) New Gas Company, Ltd., Shandong Weijiao Group Xuecheng Energy Co., Ltd. and Synthesis Energy Systems (ZaoZhuang) New Gas Company, Ltd. dated September 22, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 28, 2015).

10.28	Credit Agreement between Zaozhuang Bank and Synthesis Energy Systems (Zaozhuang) New Gas Co., Ltd. dated November 13, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 17, 2015).

10.29+	2015 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Schedule 8-K filed on November 20, 2015).

10.30+	Form of Non-Qualified Stock Option Agreement under 2015 Long Term Incentive Plan (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8, File No. 208146, filed with the Commission on November 20, 2015).

10.31+	Form of Restricted Stock Award Agreement under 2015 Long Term Incentive Plan (incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8, File No. 208146, filed with the Commission on November 20, 2015).

10.32	Share Purchase and Investment Agreement between Synthesis Energy Systems Investments, Inc. and Shandong Weijiao Group Xuecheng Energy Co., Ltd., dated August 15, 2016 – English translation from Chinese document (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 19, 2016).

10.33	Restructuring Agreement dated August 18, 2017 among SES Asia Technologies Limited, Suzhou THVOW Technology Co., Ltd., and Innovative Coal Chemical Design Institute – English translation from Chinese document (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 24, 2017).

10.34	Share Transfer Agreement dated August 18, 2017 between SES Asia Technologies Limited and Innovative Coal Chemical Design Institute – English translation from Chinese document (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 24, 2017).

10.35	Joint Venture Contract among Suzhou THVOW Technology Co., Ltd., Innovative Coal Chemical Design Institute and SES Asia Technologies, Ltd., dated August 18, 2017 – English translation from Chinese document (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 24, 2017). **

10.36	Technology Usage and Contribution Agreement among Jiangsu Tianwo-SES Clean Energy Technologies Co., Ltd., Suzhou THVOW Technology Co., Ltd., Innovative Coal Chemical Design Institute and SES Asia Technologies, Ltd., dated August 18, 2017 – English translation from Chinese document (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 24, 2017). **

10.37	Consulting Agreement between the Company and Robert Anderson dated effective March 19, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 11, 2018).

10.38	Online Office Agreement dated November 9, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 15, 2018).

10.39	Employment Agreement between the Company and Robert Rigdon Dated effective March 1, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 8, 2019).

10.40	Clarksons Platou Securities, Inc. Engagement Letter dated March 29, 2019 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 2, 2019).

10.41	Technology Purchase Option Agreement between the Company and Australian Future Energy Pty Ltd dated April 4, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 8, 2019).

10.42	Amendment to Technology Purchase Option Agreement dated July 31, 2019 between Synthesis Energy Systems, Inc. and Australian Future Energy Pty, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 31, 2019).

10.43	Form of Share Exchange Agreement between the Company and certain shareholders of Batchfire Resources Pty Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 11, 2019).

10.44	Form of Securities Purchase and Exchange Agreement between the Company and each of the holders of the 11% Senior Secured Debentures (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 11, 2019).

10.45	Form of Registration Rights Agreement between the Company and each of the holders of the 11% Senior Secured Debentures (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 11, 2019).

10.46	Form of New Debenture (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 11, 2019).

10.47	Form of New Warrant (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 11, 2019).

10.48	Form of Series A Merger Warrant. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on October 11, 2019).

10.49	Form of Series B Merger Warrant (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on October 11, 2019).

10.50	Management Consulting Agreement between the Company and Market Development Consulting Group, Inc. dated October 10, 2019 (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on October 11, 2019).

10.51	Warrant issued to Market Development Consulting, Inc. dated October 10, 2019 (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on October 11, 2019).

10.52	Loan Agreement between Synthesis Energy Systems, Inc. and Australian Future Energy Pty Ltd dated October 24, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 25, 2019).

10.53	Form of Amendment to Transaction Documents issued under the Securities Purchase and Exchange Agreement between the Company and each of the holders of the 11% Senior Secured Debentures dated October 10, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 8, 2019)

21.1*	Subsidiaries of the Company.

23.1*	Consent of RSM US, LLP.

31.1*	Certification of Principal Executive Officer and Principal Financial Officer of Synthesis Energy Systems, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer of Synthesis Energy Systems, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document.***
101.SCH	XBRL Taxonomy Extension Schema Document.***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.***
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.***

*	Filed herewith.
**	Portions of this exhibit have been omitted pursuant to a request for confidential treatment accepted by the Securities and Exchange Commission and this exhibit has been filed separately with the Securities and Exchange Commission in connection with such request.
***	In accordance with Rule 406T of Regulation S-T, the XBRL information in Exhibit 101 to this annual report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNTHESIS ENERGY SYSTEMS, INC.

Date: January 10, 2020	by:	/s/ Robert Rigdon
Robert Rigdon, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in Which Signed	Date

/s/ Robert Rigdon	President and Chief Executive Officer and Director	January 10, 2020
Robert Rigdon	(Principal Executive Officer and Principal Financial Officer)

/s/ David Hiscocks	Corporate Controller	January 10, 2020
David Hiscocks	(Principal Accounting Officer)

/s/ Lorenzo Lamadrid	Director	January 10, 2020
Lorenzo Lamadrid

/s/ Denis Slavich	Director	January 10, 2020
Denis Slavich

/s/ Harry Rubin	Director	January 10, 2020
Harry Rubin

/s/ Ziwang Xu	Director	January 10, 2020
Ziwang Xu

/s/ Robert F. Anderson	Director	January 10, 2020
Robert F. Anderson

