Form 10-Q
period 2019-09-30
SYNTHESIS ENERGY SYSTEMS INC
filed 2020-01-13
CIK 1375063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: ____________ to: ____________

Commission file number: 001-33522

SYNTHESIS ENERGY SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-2110031
(State of Incorporation)	(I.R.S. Employer Identification No.)

One Riverway, Suite 1700, Houston, Texas	77056
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (713) 579-0600

Former name, former address and former fiscal year, if changed since last report: N/A

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Ticker Symbol	Name of each exchange on which registered
Common	SES	Nasdaq

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

Yes [  ] No [X]

As of January 2, 2020, there were 1,576,500 shares of the registrant’s common stock, par value $.01 per share, outstanding.

TABLE OF CONTENTS

Page
PART 1. Financial Information

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2019 (unaudited) and June 30, 2019	3

Condensed Consolidated Statements of Operations for the Three Months ended September 30, 2019 and 2018 (unaudited)	4

Condensed Consolidated Statements of Comprehensive Loss for the Three Months ended September 30, 2019 and 2018 (unaudited)	5

Condensed Consolidated Statements of Cash Flows for the Three Months ended September 30, 2019 and 2018 (unaudited)	6

Condensed Consolidated Statements of Equity for the period from June 30, 2019 to September 30, 2019 and June 30, 2018 to September 30, 2018 (unaudited)	7

Notes to the Condensed Consolidated Financial Statements (unaudited)	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3. Quantitative and Qualitative Disclosure about Market Risk	36

Item 4. Controls and Procedures	36

PART II. Other Information

Item 1. Legal Proceedings	38

Item 1A. Risk Factors	38

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 3. Defaults Upon Senior Securities	39

Item 4. Mine Safety Disclosures	39

Item 5. Other Information	39

Item 6. Exhibits	40

PART I

Item 1. Financial Statements

SYNTHESIS ENERGY SYSTEMS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except per share amount)

	September 30, 2019	June 30, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$382	$871
Prepaid expenses	676	768
Other currents assets	199	199

Total current assets	1,257	1,838

Property, plant and equipment, net	—	—
Intangible asset, net	785	794
Investment in joint ventures	19	19
Other long-term assets	2	5

Total assets	$2,063	$2,656

LIABILITIES AND EQUITY
Current liabilities:
Accrued expenses and accounts payable	$736	834
Accrued interest payable	440	220
Accrued royalty expenses	$875	$750

Total current liabilities	2,051	1,804

Senior secured debenture principal	8,000	8,000
Less unamortized discount and debt issuance costs	(2,041)	(2,165)
Total senior secured debenture	5,959	5,835

Derivative liabilities	53	87

Total long-term liabilities	6,012	5,922

Total liabilities	$8,063	$7,726

Commitment and contingencies (Note 11)

Stockholders’ equity:

Preferred stock, $0.01 par value- 20,000 shares authorized – no shares issued and outstanding	—	—
Common stock, $0.01 par value: 200,000 shares authorized: 1,395 and 1,395 shares issued and outstanding, respectively	14	14
Additional paid-in capital	265,534	265,533
Accumulated deficit	(271,715)	(270,784)
Accumulated other comprehensive income	244	244
Total stockholders’ equity to SES stockholders	(5,923)	(4,993)
Noncontrolling interests in subsidiaries	(77)	(77)

Total stockholders’ equity	(6,000)	(5,070)

Total liabilities and equity	$2,063	$2,656

See accompanying notes to the condensed consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	September 30,
	2019	2018

Revenue:
Related party consulting services	$—	$—
Total revenue	—	—

Costs and Expenses:
Costs of sales	—	—
General and administrative expenses	598	1,463
Stock-based expense	1	214
Depreciation and amortization	13	11

Total costs and expenses	612	1,688

Operating loss	(612)	(1,688)

Non-operating income (expense):
Equity in gain of joint ventures	—	75
Gain on fair value adjustments of derivative liabilities	34	808
Foreign currency losses, net	(11)	(122)
Interest expense	(344)	(324)
Interest income	2	17

Net loss	(931)	(1,234)
Net loss attributable to SES stockholders	$(931)	$(1,234)
Net loss per share (Basic and diluted):

Net loss per share attributable to SES stockholders	$(0.67)	$(0.90)
Weighted average common shares outstanding:
Basic and diluted	1,395	1,377

See accompanying notes to the condensed consolidated financial statements.

4

SYNTHESIS ENERGY SYSTEMS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended September 30,
	2019	2018
Net loss	$(931)	$(1,234)
Currency translation adjustment	—	27
Comprehensive loss	(931)	(1,207)
Less comprehensive loss attributable to noncontrolling interests	—	—
Comprehensive loss attributable to the Company	$(931)	$(1,207)

See accompanying notes to the condensed consolidated financial statements

SYNTHESIS ENERGY SYSTEMS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	September 30,
	2019	2018

Cash flows from operating activities:
Net loss	$(931)	$(1,234)
Adjustments to reconcile net loss to net cash flow from operating activities:
Stock-based expense	1	214
Depreciation of property, plant and equipment	—	3
Amortization of debenture issuance cost	126	104
Amortization of intangible and other assets	13	8
Gain on fair value adjustment of derivative	(34)	(808)
Equity in (income) losses of joint ventures	—	(75)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	92	90
Other long-term assets	(3)	(17)
Accrued expenses and accounts payable	247	77
Net cash used in operating activities	(489)	(1,638)

Cash flows from investing activities:
Loan to AFE	—	(260)
Repayment of loan from AFE	—	260
Equity investment in joint ventures	—	(11)
Net cash provided by or (used in) investing activities	—	(11)

Cash flows from financing activities:
Net cash provided by (used in) financing activities	—	—

Net increase (decrease) in cash	(489)	(1,649)
Cash and cash equivalents, beginning of period	871	7,071
Effect of exchange rates on cash	—	(74)
Cash and cash equivalents, end of period	$382	$5,348

Supplemental Disclosures:
Cash paid for interest expense during the quarter:	$—	$220

See accompanying notes to the condensed consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.

Condensed Consolidated Statement of Equity

(In thousands)

(Unaudited)

	Common Stock		Additional		Accumulated Other	Non-
	Shares	Common Stock	Paid-in Capital	Accumulated Deficit	Comprehensive Income	controlling Interest	Total
Balance at June 30, 2018	1,377	$14	$265,162	$(260,068)	$244	$(73)	$5,279
Net loss	—	—	—	(1,234)	—	—	(1,234)
Currency translation adjustment	—	—	—	—	27	—	27
Stock-based expense	3	—	214	—	—	—	214
Balance at September 30, 2018	1,380	$14	$265,376	$(261,302)	$271	$(73)	$4,286

Balance at June 30, 2019	1,395	$14	$265,533	$(270,784)	$244	$(77)	$(5,070)
Net loss	—	—	—	(931)	—	—	(931)
Stock-based expense	—	—	1	—	—	—	1
Balance at September 30, 2019	1,395	$14	$265,534	$(271,715)	$244	$(77)	$(6,000)

See accompanying notes to the condensed consolidated financial statements.

Note 1 — Business and Liquidity

(a) Organization and description of business

Synthesis Energy Systems, Inc. (referred to herein as “we”, “us”, and “our”), together with its wholly-owned and majority-owned controlled subsidiaries, is a global clean energy company that owns proprietary technology, SES Gasification Technology (“SGT”), for the low-cost and environmentally responsible production of synthesis gas (referred to as “syngas”). Syngas is used to produce a wide variety of high-value clean energy and chemical products, such as synthetic natural gas, power, methanol, and fertilizer. Our focus has been on commercializing SGT both in China and globally through the regional business platforms we have created with partners in Australia, via Australia Future Energy Pty Ltd (“AFE”), in Poland, via SES EnCoal Energy sp. z o.o (“SEE”) and in China, via Tianwo-SES Clean Energy Technologies Limited (“TSEC Joint Venture”).

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

Since its formation, AFE has made significant commercial progress, creating Batchfire Resources Pty Ltd (“BFR”), which acquired one of the largest operating coal mines in Queensland, acquiring a coal resource mine development lease near Pentland, Queensland, and advancing the development of its flagship Gladstone Energy and Ammonia Project (the “Gladstone Project”). The AFE business underpins the future value of the Company and, to that end, on October 10, 2019, we and AFE entered into a definitive agreement to merge the two entities, among other transactions, as described further in Note 13 – Subsequent Events – The Proposed Merger with AFE.

We operate our business from our headquarters located in Houston, Texas and our offices in Shanghai, China.

(b) Liquidity, Management’s Plan and Going Concern

As of September 30, 2019, we had $0.4 million in cash and cash equivalents and negative $0.8 million in working capital.

As of January 10, 2020, we had $0.4 million in cash and cash equivalents. Of the $0.4 million in cash and cash equivalents, $347,000 resides in the United States or easily accessed foreign countries and approximately $40,000 resides in China.

We have determined that we do not have adequate cash to continue the commercialization of SGT due primarily to our inability to realize financial results from our two investments into projects in China as well as our inability to quickly develop alternative technology income sources in Australia, Poland or other global regions. As a result, we suspended our global SGT commercialization efforts, we ceased providing funds for project developments and we continue to explore the divesting of assets such as our Yima and TSEC Joint Ventures and we formed a special committee of the board of directors to evaluate financing and restructuring alternatives. On October 10, 2019, we announced the proposed merger with AFE described above and the acquisition of additional ownership in BFR.

As a result of our efforts evaluating financing and strategic options, on October 10, 2019 we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with AFE as described further in Note 13 – Subsequent Events – The Proposed Merger with AFE. Currently our focus is on completing the steps to complete the merger, which include but not limited to, (i) completion of all Company required filings, (ii) curing the NASDAQ listing requirement deficiencies, (iii) completion of the Form S-4 and Proxy related to the merger, (iv) completion of the Batchfire Share Exchange pre-emptive rights process and (v) all other tasks required to complete the merger

In connection with the entry into the Merger Agreement, we entered into a securities purchase and exchange agreements (each, a “New Purchase Agreements”) with each of the existing holders of its 11% senior secured debentures issued in October 2017 (the “Debentures”), whereby each of the holders agreed to exchange their Debentures and accompanying warrants (the “Debenture Warrants”) for new debentures (the “New Debentures”) and warrants (the “New Warrants”), and certain of the holders agreed to provide $2,000,000 of additional debt financing (the “Interim Financing”). Pursuant to the New Purchase Agreements, the Company also issued $2,000,000 of 11% senior secured debentures (the “Merger Debentures”) to certain accredited investors, along with warrants to purchase $4,000,000 of shares of Common Stock, half of which were Series A Common Stock Purchase Warrants (the “Series A Merger Warrants”) and half of which were Series B Common Stock Purchase Warrants (the “Series B Merger Warrants” and, together with the Series A Merger Warrants, the “Merger Warrants”), as part of the Interim Financing. The Company shall receive the $2,000,000 pursuant to the Merger Debentures according to the following schedule: (i) $1,000,000 on or before October 14, 2019, (ii) $500,000 upon the filing of the proxy statement for the Company stockholder approval of the Merger, and (iii) $500,000 within two business days of Company stockholder approval of the Merger. The terms of the Merger Debentures are the same as the New Debentures. The Merger Debentures are intended to assist the Company in financing its business through the closing of the Merger.

As compensation for its services, the Company will pay to T.R. Winston & Company, LLC (the “Placement Agent”): (i) a cash fee of $140,000 (representing an aggregate fee equal to 7% of the face amount of the Merger Debentures, as defined below); and (ii) a warrant to purchase 100,000 shares of Common Stock (the “New Placement Agent Warrants”). We have also agreed to reimburse certain expenses of the Placement Agent.

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

(b) Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements for the periods presented are unaudited. Operating results for the three month period ending September 30, 2019 are not necessarily indicative of results to be expected for the fiscal year ending June 30, 2020.

The condensed consolidated financial statements are in U.S. dollars. Non-controlling interests in consolidated subsidiaries in the consolidated balance sheets represents minority stockholders’ proportionate share of the equity including any contractual relationships in such subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto reported in the Company’s Annual Report on Form 10-K for the year ended June 30, 2019. Significant accounting policies that are new or updated from those presented in the Company’s Annual Report on Form 10-K for the year ended June 30, 2019 are included below. The condensed consolidated financial statements have been prepared in accordance with the rules of the United States Securities and Exchange Commission (“SEC”) for interim financial statements and do not include all annual disclosures required by generally accepted accounting principles in the United States.

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

The joint ventures which we have entered into may be considered a variable interest entity (“VIE”). We consolidate all VIEs where we are the primary beneficiary. This determination is made at the inception of our involvement with the VIE and is continuously re-assessed. We consider qualitative factors and form a conclusion that we, or another interest holder, has a controlling financial interest in the VIE and, if so, whether it is the primary beneficiary. To determine the primary beneficiary, we consider who has the power to direct activities of the VIE that most significantly impacts the VIE’s performance and has the obligation to absorb losses from or the right to receive benefits of the VIE that could be significant to the VIE. We do not consolidate VIEs where we are not the primary beneficiary. As noted above, we account for these unconsolidated VIEs using either the equity method if we have significant influence but not control, or the cost method and include our net investment on our condensed consolidated balance sheet. Under the equity method, our equity interest in the net income or loss from our investments are recorded in non-operating income/expense on a net basis on our condensed consolidated statements of operations. In the event of a change in ownership, any gain or loss resulting from an investee share issuance is recorded in earnings. Controlling interest is determined by majority ownership interest and the ability to unilaterally direct or cause the direction of management and policies of an entity after considering any third-party participatory rights.

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

There were no license fee revenues was recorded in the quarter ending September 30, 2019 or 2018. There were no revenues related to the sales of services or equipment in the quarter ending September 30, 2019 or 2018.

(e) Use of estimates

The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates that affect the amounts reported in the financial statements and accompanying notes. Management considers many factors in selecting appropriate operational and financial accounting policies and controls, and in developing the assumptions that are used in the preparation of these consolidated financial statements. Management must apply significant judgment in this process. Among the factors, but not fully inclusive of all factors that may be considered by management in these processes are: the range of accounting policies permitted by accounting principles generally accepted in the United States; management’s understanding of the Company’s business for both historical results and expected future results; the extent to which operational controls exist that provide high degrees of assurance that all desired information to assist in the estimation is available and reliable or whether there is greater uncertainty in the information that is available upon which to base the estimate; expectations of the future performance of the economy, both domestically, and globally, within various areas that serve the Company’s principal customers and suppliers of goods and services; expected rates of exchange, sensitivity and volatility associated with the assumptions used in developing estimates; and whether historical trends are expected to be representative of future trends. The estimation process often times may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that lies within that range of reasonable estimates based upon the risks associated with the variability that might be expected from the future outcome and the factors considered in developing the estimate. Management attempts to use its business and financial accounting judgment in selecting the most appropriate estimate, however, actual amounts could and will differ from those estimates.

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

The Company’s financial assets and liabilities are classified based on the lowest level of input that is significant for the fair value measurement. The Company measures equity investments without readily determinable fair value on a non-recurring basis. The following table summarizes the assets of the Company measured at fair value as of September 30, 2019 and June 30, 2019 (in thousands):

	September 30, 2019
	Level 1		Level 2		Level 3	Total
Assets:
Certificates of Deposit	$—		$50	(1)	$—	$50
Money Market Funds	220	(2)	—		—	220

Liabilities:
Derivative Liabilities	$—		$—		$53	$53

	June 30, 2019
	Level 1		Level 2		Level 3	Total
Assets:
Certificates of Deposit	$—		$50	(1)	$—	$50
Money Market Funds	369	(2)	—		—	369

Liabilities:
Derivative Liabilities	$—		$—		$87	$87

(1)	Amount included in current assets on the Company’s consolidated balance sheets.
(2)	Amount included in cash and cash equivalents on the Company’s consolidated balance sheets.

The following table sets forth the changes in the estimated fair value for our Level 3 classified derivative liabilities (in thousands):

Derivative liabilities balance - June 30, 2019	$87
Change in fair value	(34)
Derivative liabilities balance – September 30, 2019	$53

The carrying values of the certificates of deposit and money market funds approximate fair value, which was estimated using quoted market prices for those or similar investments. The carrying value of other financial instruments, including accounts receivable and accounts payable, approximate their fair values due to the short maturities on those instruments. Our Debentures are recorded at face value of $8.0 million and fair value is unable to be determined due to lack of third-party quotes and the Company’s distressed financial position. The derivative liabilities are measured at fair value using a Monte Carlo simulation valuation methodology. (See also Note 6 – Derivative Liabilities for more details related to the valuation and assumptions of the Company’s derivative liabilities).

Note 3 – Recently Issued Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, which creates ASC Topic 842, “Leases.” This update increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018. We adopted ASC Topic 842. “Leases” beginning July 1, 2019. We currently do not have any leases for which this standard applies using the election to exclude leases for less than one year and therefore the standard had no effect on our financial condition, results of operations, cash flows or financial disclosures.

In June 2018, the FASB issued ASU No. 2018-07, which expands the scope of Topic 718, “Compensation – Stock Compensation”, to include share-based payment transactions for acquiring goods and services from non-employees. An entity should apply the requirements of Topic 718 to non-employee awards except for specific guidance on inputs to an option pricing model and the attribution of cost. This amendment specifies that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. This amendment also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. We adopted ASC 718, “Compensation – Stock Compensation” beginning July 1, 2019. The adoption of the standard had no material effect on our financial condition, results of operations, cash flows or financial disclosures.

Note 4 – Current Projects

Australian Future Energy Pty Ltd

In February 2014, we established AFE together with an Australian company, Ambre. AFE is an independently managed Australian business platform established for the purpose of building a large-scale, vertically integrated business in Australia based on developing, building and owning equity interests in financially attractive and environmentally responsible projects that produce low-cost syngas as a competitive alternative to expensive local natural gas and LNG.

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

On April 4, 2019, we entered into a Technology Purchase Option Agreement (the “Option Agreement”) with AFE providing AFE has an exclusive option through July 31, 2019 to purchase 100% ownership of Synthesis Energy Systems Technology, LLC, our wholly-owned subsidiary which owns our interest in the SGT. In addition, ownership rights to SGT are carved out of the transaction and retained by us for China and we have a three-year option period post-closing to monetize SGT for India, Brazil, Poland and for the DRI technology market segment. On July 31, 2019, we entered into an Amendment to the Option Agreement with AFE extending the exclusive option provided in the Option Agreement through August 31, 2019. On August 31, 2019, we mutually agreed with AFE to allow the Option Agreement to terminate pursuant to its terms and no penalties or payments were due as a result of the termination of the agreement.

AFE issued one million shares to us in connection with the execution of the Option Agreement. AFE would also pay (i) an additional $2.0 million in three equal installments, with the first installment paid at closing and the remainder over the subsequent twelve months, and (ii) $3.8 million on the earlier of the closing of a construction financing by AFE or five years from closing. The closing of the transaction was subject to the negotiation of definitive agreements and other conditions specified in the Option Agreement. In addition to the payment schedule above, AFE issued an additional one million shares with the execution of the Option Agreement and would also pay an additional $100,000 with the first installment paid at closing as full and final settlement of outstanding invoices owing AFE to us at the date of this Option Agreement. As a result of the termination of the Option Agreement, we retained the two million shares AFE issued in connection with the Option Agreement. We accounted for the first million shares as an additional investment in AFE for $70,000 and a reduction of receivable amounts due from AFE with a fair value of $100,000 with a write-off for the remaining $30,000. The second million shares were accounted for as an additional investment in AFE and a deferred liability in the amount of $70,000 as a down payment on the purchase of our subsidiary. In the quarter ending September 30, 2019, we recognized the $70,000 down payment as an other gain due to the termination of the Option Agreement.

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

We account for our investment in AFE under the equity method. Our ownership interest of approximately 35% makes us the second largest shareholder. We also maintain a seat on the board of directors which allows us to have significant influence on the operations and financial decisions, but not control, of AFE. Our carrying value of our AFE investment as of both September 30, 2019 and June 30, 2019 was zero.

The following summarizes unaudited condensed financial information of AFE for the three months ended September 30, 2019 and 2018 and as of September 30, 2019 and June 30, 2019 (in thousands):

	September 30, 2019	September 30, 2018
Income Statement data:
Net Income (Loss)	$(293)	$313

	September 30, 2019	June 30, 2019
Balance sheet data:
Total assets	$1,322	$1,555
Total Equity	610	324

For more on the Merger and related transactions, see Note 13 – Subsequent Events – The Proposed Merger with AFE.

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

On April 29, 2019, BFR issued additional shares as part of a rights offering. We did not execute our rights in this offering and therefore after the completion of the offering process and the issuance of the additional shares, our ownership interest was diluted from approximately 11% to approximately 7%.

We account for our investment in BFR under the cost method. Our limited ownership interest in BFR was approximately 7% and we do not have significant influence over the operation or financial decisions made by the company. At the time of the spin-off, the carrying amount of our investment in AFE was reduced to zero through equity losses. As such, the value of the investment in BFR post spin-off was also zero. As of September 30, 2019, our ownership interest in BFR was approximately 7% and the carrying value of our investment in BFR as of both September 30, 2019 and June 30, 2019 was zero.

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

We account for our investment in TMI under the equity method. Our ownership interest of approximately 38% makes us the second largest shareholder. We may appoint one board director for each 15% ownership interest we hold in TMI which allows us to have significant influence on the operations and financial decisions, but not control, of TMI. Our carrying value of our TMI investment as of both September 30, 2019 and June 30, 2019 was zero.

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

For our ownership interest in SEE, we have been contributing cash and assisting in the development of SEE. In August 2018 we contributed additional cash of approximately $11,000.

We account for our investment in SEE under the equity method. Our ownership interest of 50% makes us an equal shareholder and we also maintain two of the four seats on the board of directors which allows us to have significant influence on the operations and financial decisions, but not control, of SEE. On September 30, 2019, as an equal shareholder, our ownership was 50% of SEE and our carrying value of our investment in SEE as of both September 30, 2019 and June 30, 2019 was approximately $19,000.

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

In December 2017 and January 2018, on-going development cooperation and discussions with the Yima Joint Venture management resulted in the joint venture agreeing to pay various costs incurred by us during the construction and commissioning period of the facility in the amount of approximately 16 million Chinese Renminbi yuan, (“RMB”), (approximately $2.5 million). As of June 30, 2018, we had received 6.15 million RMB (approximately $0.9 million) of payments from the Yima Joint Venture related to these costs. Since June 2018, no additional payments have been received. Due to uncertainty, revenues will be recorded upon receipt of payment. Despite our continuous efforts, we have not received any further payments from the Yima Joint Venture.

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

The carrying value of our Yima Joint Venture investment as of both September 30, 2019 and June 30, 2019 was zero.

Tianwo-SES Clean Energy Technologies Limited

Joint Venture Contract

In February 2014, SES Asia Technologies Limited, one of our wholly owned subsidiaries, entered into a Joint Venture Contract (the “JV Contract”) with Zhangjiagang Chemical Machinery Co., Ltd., which subsequently changed its legal name to Suzhou Thvow Technology Co. Ltd. (“STT”), to form the TSEC Joint Venture. In August 2017, we entered into a restructuring agreement which changed the share ownership in the TSEC Joint Venture, reduced the registered capital and brought an additional party, The Innovative Coal Chemical Design Institute (“ICCDI”), into the JV Contract. Current ownership interests of the TSEC Joint Venture are STT owning 50%, ICCDI owning 25% and we own the remaining 25%. The purpose of the TSEC Joint Venture is to establish SGT as the leading gasification technology in the TSEC Joint Venture territory (which is China, Indonesia, the Philippines, Vietnam, Mongolia and Malaysia) by becoming a leading provider of proprietary equipment and engineering services for the technology. The scope of the TSEC Joint Venture is to market and license SGT via project sublicenses; procurement and sale of proprietary equipment and services; coal testing; and engineering, procurement and research and development related to SGT.

TSEC Joint Venture financial data

The following summarizes unaudited condensed financial information of TSEC Joint Venture for the three months ended September 30, 2019 and 2018 and as of September 30, 2019 and June 30, 2019 (in thousands):

Income Statement data:	September 30, 2019	September 30, 2018
Revenue	$—	$—
Operating loss	(287)	(207)
Net loss	(287)	(207)

Balance sheet data:	September 30, 2019	June 30, 2019
Current assets	$3,393	$3,491
Noncurrent assets	83	86
Current liabilities	3,841	3,661
Noncurrent liabilities	—	—
Equity	(365)	(84)

The TSEC Joint Venture is accounted for under the equity method. Our initial capital contribution in the formation of the venture was the Technology Usage and Contribution Agreement (“TUCA”), which is an intangible asset. As such, we did not record a carrying value at the inception of the venture. The carrying value of our investment in the TSEC Joint Venture as of both September 30, 2019 and June 30, 2019 was zero.

Under the equity method of accounting, losses in the venture are not recorded if the losses cause the carrying value to be negative and there is no requirement to contribute additional capital. As we are not required to contribute additional capital, we have not recognized losses in the venture, as this would cause the carrying value to be negative

TUCA

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

Note 5 — Senior Secured Debentures

On October 24, 2017, we entered into a securities purchase agreement (the “Purchase Agreement”) with certain accredited investors (the “Purchasers”) for the purchase of $8.0 million in principal amount of Debentures. The Debentures have a term of 5 years with an interest rate of 11% that adjusts to 18% in the event the Company defaults on an interest payment. The Debentures require that dividends received from BFR are used to pay down the principal amounts of outstanding Debentures. Additionally, we issued Debenture Warrants to purchase 125,000 shares of common stock at $32.00 per common share. The Purchase Agreement and the Debentures contain certain customary representations, warranties and covenants. There are no financial metric covenants related to the Debentures. The transaction was approved by a special committee of our board of directors due to the fact that certain board members were Purchasers. Interest on the outstanding balance of Debentures is payable quarterly and commenced on January 2, 2018. All unpaid principal and interests on the Debentures will be due on October 23, 2022.

The net offering proceeds to us from the sale of the Debentures and the Debenture Warrants, after deducting the Placement Agent’s fee and associated costs and expenses, was approximately $7.4 million, not including the proceeds, if any, from the exercise of the warrants issued in this offering. As compensation for their services, we paid the Placement Agent: (i) a cash fee of $0.56 million (representing an aggregate fee equal to 7% of the face amount of the Debentures); and (ii) a warrant to purchase 8,750 shares of common stock , representing 7% of the Debenture Warrants issued to the Purchasers (the “Placement Agent Warrant”). We also reimbursed certain expenses of the Placement Agent. The fair market value of the warrants was approximately $137,000 at the time of issuance and recorded as debt issuance cost. A total of approximately $1.0 million debt issuance cost was recorded as a result and is being amortized to interest expense over the term of the Debentures by using effective interest method beginning in October 2017.

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

The results of the valuation exercise valued the Debenture Warrants and the Placement Agent Warrant issued at $15.62 per share, or approximately $2.0 million in total.

The total proceeds received are first allocated to the fair value of all the derivative instruments, and the remaining proceeds are then allocated to the Debentures, resulting in the Debentures being recorded at a discount from the face value.

The Company recorded $8.0 million as the face value of the Debentures and a total of $2.0 million as discount of Debentures and $0.1 million as debt issuance cost for warrants issued to the Purchasers and Placement Agent, which is be amortized to interest expense over the term of the Debenture which resulted in a charge to interest expense of $0.3 million for both the quarters ended September 30, 2019 and 2018.

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

For more on the Debentures, see Note 13 – Subsequent Events – The Proposed Merger with AFE.

Note 6 — Derivative Liabilities

The warrants issued to the Purchasers and the Placement Agent contain provisions providing for the adjustment of the purchase price and number of shares into which the securities are exercisable under certain events. Under certain events, the Company shall, at the holder’s option, purchase the warrants from the holder by paying the holder an amount in cash based on a Black Scholes Option Pricing Model for remaining unexercised warrants. ASC 815, which establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value. Management used a Monte Carlo Simulation method to value the warrants with Anti-Dilution Protection with the assistance of a third-party valuation expert to initially record the fair value of these derivatives. The third-party valuation expert also assisted management in valuing the derivatives as of the year ended June 30, 2019 and the quarter ended September 30, 2019 with the changes in the fair value reported as non-operating income or expense.

To execute the model and value the derivatives, certain assumptions were needed as noted below:

Assumptions	Year Ended June 30, 2019	Quarter Ended September 30, 2019
Warrant Issue Date:	October 24, 2017	October 24, 2017
Valuation Date:	June 30, 2019	September 30, 2019
Warrant Expiration Date:	October 31, 2022	October 31, 2022
Total Number of Warrants Issued:	133,750	133,750
Warrant Exercise Price (USD):	32.00	32.00
Next Capital Raise Date:(1)	February 29, 2020	February 29, 2020
Threshold Exercise Price Post Capital Raise:	6.40	6.40
Spot Price (USD):	2.48	1.75
Expected Life (Years):	3.3	3.1
Volatility:	75.0%	80.0%
Volatility (Per-period Equivalent):	21.7%	23.1%
Risk Free Interest Rate:	1.73%	1.56%
Risk Free Rate (Per-period Equivalent):	0.14%	0.13%

Nominal Value (USD Mn):	4.3	4.3
No. of Shares on Conversion (Mn):	0.1	0.1
Contracted Conversion Ratio:	1:1	1:1

Fair Values (in thousands)
Fair Value without Anti-Dilution Protection:	$15	$9
Fair Value of Embedded Derivative:	72	44
Fair Value of the Warrants Issued:	$87	$53

Gain/(Loss) on Fair Value Adjustments to Derivative Liabilities	$1,877	$34

(1)	Next Capital Raise Date was assumed to be within a year of the debt offering and each valuation date

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

For more on the Debentures, Debenture Warrants and Placement Agent Warrant, see Note 13 – Subsequent Events – The Proposed Merger with AFE.

Note 7 — Risks and Uncertainties

As discussed in Note 1 – Business and Liquidity – (b) Liquidity, Management’s Plan and Going Concern, and as a result of the Merger announced on October 10, 2019 as described further in Note 13 – Subsequent Events - we are currently focused on completing the steps required to complete the merger, which include but are not limited to, (i) completion of all Company required filings, (ii) curing the NASDAQ listing requirement deficiencies, (iii) completion of the form S-4 and Proxy related to the merger, (iv) completion of the Batchfire Share Exchange pre-emptive rights process and (v) all other tasks required to complete the merger.

In connection with the entry into the Merger Agreement, the Company entered into New Purchase Agreements with each of the Purchasers of its Debentures, whereby each of the Purchasers agreed to exchange their Debentures and Debenture Warrants for New Debentures and New Warrants, and certain of the Purchasers agreed to provide $2,000,000 of Interim Financing. Pursuant to the New Purchase Agreements, the Company also issued Merger Debentures to certain accredited investors, along with Merger Warrants as part of the Interim Financing. The Company shall receive the $2,000,000 pursuant to the Merger Debentures according to the following schedule: (i) $1,000,000 on or before October 14, 2019, (ii) $500,000 upon the filing of the proxy statement for the Company stockholder approval of the Merger, and (iii) $500,000 within two business days of Company stockholder approval of the Merger. The terms of the Merger Debentures are the same as the New Debentures. The Merger Debentures are intended to assist the Company in financing its business through the closing of the Merger.

As compensation for its services, the Company paid to the Placement Agent: (i) a cash fee of $140,000 (representing an aggregate fee equal to 7% of the face amount of the Merger Debentures, as defined below); and (ii) a New Placement Agent Warrant. We have also agreed to reimburse certain expenses of the Placement Agent.

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

Additionally, on October 17, 2019, the Staff notified SES that since it failed to timely file its Annual Report on Form 10-K for the year ended June 30, 2019, it no longer complied with Nasdaq Listing Rule 5250(c)(1). SES was given until December 16, 2019, to submit a plan of compliance for consideration by the Staff. However, pursuant to Nasdaq Listing Rule 5810(c)(2)(A), the Staff has informed SES that it can no longer consider the Company’s plan, and, as a result, the failure to file the Form 10-K serves as an additional and separate basis for delisting. On November 21, 2019, SES received an additional delinquency notification letter from the Staff due to SES’s continued non-compliance with Nasdaq Listing Rule 5250(c)(1) as a result of the Company’s failure to timely file this Quarterly Report on Form 10-Q.

SES has requested a hearing before the Panel. The hearing request automatically stayed any suspension/delisting action through December 5, 2019. On December 13, 2019, we received notification from the Panel that it had determined to extend the stay of suspension through the completion of the hearings process which will take place on December 19, 2019. At the hearing, the Company will request the stay be extended through the closing of the previously announced Merger with AFE. However, there can be no assurance that the Panel will grant a further extension to enable the Company to demonstrate compliance that it has regained compliance with all applicable requirements.

Note 8 — GTI License Agreement

In November 2009, we entered into an Amended and Restated License Agreement, (the “GTI Agreement”), with the Gas Technology Institute (“GTI”), replacing the Amended and Restated License Agreement between us and GTI dated August 31, 2006, as amended. Under the GTI Agreement, we maintain our exclusive worldwide right to license the U-GAS® technology for all types of coals and coal/biomass mixtures with coal content exceeding 60%, as well as the non-exclusive right to license the U-GAS® technology for 100% biomass and coal/biomass blends exceeding 40% biomass.

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

Common Stock

On July 12, 2018, the Company issued 2,862 shares of common stock to ILL-Sino Development Inc. (“ILL-Sino”), the Company’s business development advisor, pursuant to the term of the consulting agreement, as amended on July 1, 2018, between the Company and ILL-Sino. The shares are fully vested and non-forfeitable at the time of issuance. The fair value of the common stock was $24.64 per share on the date of issuance, and the Company recorded approximately $71,000 of expense for the quarter ended September 30, 2018 relating to the issuance of these shares.

Stock-Based Compensation

As of September 30, 2019, the Company has outstanding stock option granted under the Company’s 2015 Long Term Incentive Plan (the “2015 Incentive Plan”) and Amended and Restated 2005 Incentive Plan (the “2005 Incentive Plan”), under which the Company’s stockholders have authorized a total of 328,125 shares of common stock for awards under the 2015 and 2005 Incentive Plan. The 2005 Incentive Plan expired as of November 7, 2015 and no future awards will be made thereunder. As of September 30, 2019, there were 41,880 shares authorized for future issuance pursuant to the 2015 Incentive Plan. Under the 2015 Incentive Plan, the Company may grant incentive and non-qualified stock options, stock appreciation rights, restricted stock units and other stock-based awards to officers, directors, employees and non-employees. Stock option awards generally vest ratably over a one to four year period and expire ten years after the date of grant.

There were no unvested restricted stock outstanding for the three months ended September 30, 2019 and the year ended June 30, 2019.

Stock option activity during the three months ended September 30, 2019 was as follows:

Number of Underlying
Stock Options

Outstanding at June 30, 2019	166,477
Granted	—
Exercised	—
Forfeited	(14,784)
Outstanding at September 30, 2019	151,693
Exercisable at September 30, 2019	151,343

Stock warrants activity during the three months ended September 30, 2019 were as follows:

Number of Underlying
Warrants

Outstanding at June 30, 2019	212,638
Granted	—
Exercised	—
Forfeited	—
Outstanding at September 30, 2019	212,638
Exercisable at September 30, 2019	212,638

The Company recognizes the stock-based expense related to the 2015 Incentive Plan awards and warrants over the requisite service period. The following table presents stock based compensation expense attributable to stock option awards issued under the 2015 Incentive Plan and attributable to warrants and common stock issued to consulting firms as compensation (in thousands):

	Three Months Ended
	September 30,
	2019	2018

Incentive Plans	$1	$143
Common stock	—	71
Total stock-based expense	$1	$214

Note 10 – Net Loss Per Share

All share amounts and number of shares used in the calculation of earnings per share have been adjusted for the 1 for 8 reverse stock split which became effective on July 22, 2019.

Historical net loss per share of common stock is computed using the weighted average number of shares of common stock outstanding. Basic loss per share excludes dilution and is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Stock options, warrants and unvested restricted stock are the only potential dilutive share equivalents the Company had outstanding for the periods presented. For the three months ended September 30, 2019 and 2018, options, restricted shares and warrants to purchase common stock were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive as the Company incurred net losses during those periods, amounted to 0.4 million.

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

The following table presents statements of continuing operations data and assets by segment (in thousands):

	Three Months Ended
	September 30,
	2019	2018

Depreciation and amortization:
SES Foreign Operating	$—	$2
Technology licensing and related services	—	—
Corporate	13	9
Total depreciation and amortization	$13	$11

Operating loss:
SES Foreign Operating	$(70)	$(106)
Technology licensing and related services	(125)	(495)
Corporate	(417)	(1,087)
Total operating loss	$(612)	$(1,688)

Equity income of joint ventures:
SES Foreign Operating	$—	$75
Technology licensing and related services	—	—
Corporate	—	—
Total equity income (losses) of joint ventures	$—	$75

Interest expense
SES Foreign Operating	$—	$—
Technology licensing and related services	—	—
Corporate	344	324
Total interest expense	$344	$324

	September 30, 2019	June 30, 2019
Assets:
SES Foreign Operating	$103	$215
Technology licensing and related services	1,015	1,018
Corporate	945	1,423
Total assets	$2,063	$2,656

Note 13 — Subsequent Events

The Proposed Merger with AFE

On October 10, 2019, we, SES Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of us (“Merger Subsidiary”), and AFE, entered into the Merger Agreement pursuant to which, among other things, AFE will, subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, merge with and into Merger Subsidiary (the “Merger”), the separate corporate existence of Merger Subsidiary shall cease and AFE shall be the successor or surviving corporation of the Merger and a wholly owned subsidiary of us. The Merger is intended to qualify for federal income tax purposes as a tax-free reorganization under the provisions of Section 368(a) of the Internal Revenue Code of 1986, as amended. Upon the consummation of the Merger, it is contemplated that we will also change our name.

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

In connection with the entry into the Merger Agreement, the Company entered into New Purchase Agreements with each of the Purchasers of the Debentures, whereby each of the Purchasers agreed to exchange their Debentures and Debenture Warrants for New Debentures and New Debenture Warrants, and certain of the Purchasers agreed to provide $2,000,000 of Interim Financing.

As compensation for its services, the Company paid to the Placement Agent: (i) a cash fee of $140,000 (representing an aggregate fee equal to 7% of the face amount of the Merger Debentures; and (ii) New Placement Agent Warrants”). We have also agreed to reimburse certain expenses of the Placement Agent.

The New Debenture Warrants and the New Placement Agent Warrants are exercisable into shares of common stock at any time from and after the closing date at an exercise price of $6.00 per common share (subject to adjustment). The New Debenture Warrants and the New Placement Agent Warrants will terminate five years after they become exercisable. The New Debenture Warrants and the New Placement Agent Warrant contain provisions providing for the adjustment of the purchase price and number of shares into which the securities are exercisable.

The New Debentures and the New Debenture Warrants have substantially similar terms to the Debentures and Debenture Warrants, including as to maturity and security, except that the New Debentures, among other differences, (i) provide for the payment to certain Purchasers, at their election, of interest payments in shares of the common stock or in kind, and (ii) provide for certain optional conversion features. The New Debenture Warrants change the exercise price to $6.00 per share and makes certain other modifications to the Debenture Warrants. The New Debentures and New Debenture Warrants will be issued at the closing of the transactions contemplated by the Merger Agreement.

Pursuant to the New Purchase Agreements, each of the Purchasers (i) waived the events of default resulting from the failure by the Company to timely file its Annual Report on Form 10-K for the fiscal year ended June 30, 2018, its Annual Report on Form 10-K for the fiscal year ended June 30, 2019 and for this Quarterly Report, (ii) waived the event of default resulting from the failure by the Company to make interest payments due on July 1, 2019, October 1, 2019 and January 1, 2020, and (iii) consented to the consummation of the Merger and the issuance of the Merger Debentures and the Merger Warrants, notwithstanding any limitations in the Debentures to the contrary.

As mentioned above, pursuant to the New Purchase Agreements, the Company also issued Merger Debentures to certain accredited investors, along Series A Merger Warrants and half of which were Series B Merger Warrants and, together with the Series A Merger Warrants, the Merger Warrants, as part of the Interim Financing. The Company shall receive the $2,000,000 pursuant to the Merger Debentures according to the following schedule: (i) $1,000,000 on or before October 14, 2019, (ii) $500,000 upon the filing of the proxy statement for the Company stockholder approval of the Merger, and (iii) $500,000 within two business days of Company stockholder approval of the Merger. The terms of the Merger Debentures are the same as the New Debentures. The Merger Debentures are intended to assist the Company in financing its business through the closing of the Merger.

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

The Merger Warrants are exercisable into shares of common stock at any time from and after the issue date at an exercise price of $3.00 per share of common stock, in the case of the Series A Merger Warrants, or $6.00 per share of common stock, in the case of the Series B Merger Warrants. The Merger Warrants will terminate five years after they become exercisable. The Merger Warrants contain provisions providing for the adjustment of the purchase price and number of shares into which the securities are exercisable. The terms of the Merger Warrants are the same as the New Warrants. The New Placement Agent Warrants have the same terms as the Merger Warrants with an exercise price of $3.00 per share.

In connection with entering into the New Purchase Agreements, the Company also entered into a Registration Rights Agreement with the investors whereby the Company agreed to register the shares of common stock underlying the New Debentures, the New Debenture Warrants, the New Purchase Agent Warrants, the Merger Debentures and the Merger Warrants.

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

On October 24, 2019 we entered into a loan agreement with AFE whereby we loaned a portion of the $2.0 million proceeds received under the New Purchase Agreements. Under the loan agreement, we loaned $350,000 to AFE, which is due in full on the later of March 31, 2020 or within five days following the closing of the Merger. If the Merger does not close, the loan will mature on March 31, 2020 or three months following the special stockholder meeting called to approve the Merger. The loan accrues interest at 11% per annum and is also due in full upon repayment, subject to an increased default interest in certain limited circumstances.

Other Subsequent Events

On October 17, 2019, we received a notification letter from the Staff indicating that, as a result of our delay in filing the Annual Report on Form 10-K for the year ending June 30, 2019, we are not in compliance with the timely filing requirements for continued listing under Nasdaq Listing Rule 5250(c)(1). The notification letter stated that under Nasdaq rules, we had until December 16, 2019 to submit a plan to regain compliance with Nasdaq’s continued listing requirements. We regained compliance with this continued listing requirement by filing the Annual Report with the SEC.

On November 13, 2019, we received a notification from the Staff that we did not meet the terms of the previously granted extension and as a result, the Staff determined that the Company’s securities would be subject to delisting unless we timely request a hearing before the Nasdaq Hearings Panel. As noted above, the Company was given until December 16, 2019 to submit a plan of compliance for consideration by the Staff, however, pursuant to Nasdaq Listing Rule 5810(c)(2)(A), the Staff informed us that it can longer consider our plan, and as a result, the failure to file the Form 10-K serves as an additional and separate basis for delisting.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this quarterly report. Some of the information contained in this discussion and analysis or set forth elsewhere in this quarterly report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended June 30, 2019 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. All statements other than statements of historical fact are forward-looking statements and are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected. Among those risks, trends and uncertainties are the ability that our proposed merger transaction with Australian Future Energy Pty Ltd may be unable to obtain stockholder approval or satisfy the other conditions to closing; the ability to achieve the necessary consents to acquire the additional share of Batchfire Resources Pty Ltd; the ability of Batchfire , Australian Future Energy Pty Ltd , and Cape River Resources Pty Ltd management to successfully grow and develop their Australian assets and operations, including Callide, Pentland and the Gladstone Energy and Ammonia Project; the ability of Batchfire to produce earnings and pay dividends; the ability of SES EnCoal Energy sp. z o. o. management to successfully grow and develop projects, assets and operations in Poland; our ability to raise additional capital; our indebtedness and the amount of cash required to service our indebtedness; our ability to find a partner for our technology business; our ability to develop and expand business of the TSEC Joint Venture in the joint venture territory; our ability to develop our business verticals, including DRI steel, through our marketing arrangement with Midrex Technologies; our ability to successfully develop our licensing business; our ability to continue as a going concern; the ability of our project with Yima to produce earnings and pay dividends; the economic conditions of countries where we are operating; events or circumstances which result in an impairment of our assets; our ability to reduce operating costs; our ability to make distributions and repatriate earnings from our Chinese operations; our ability to maintain our listing on the NASDAQ Stock Market; our ability to successfully commercialize our technology at a larger scale and higher pressures; commodity prices, including in particular natural gas, crude oil, methanol and power; the availability and terms of financing; our customers’ and/or our ability to obtain the necessary approvals and permits for future projects; our ability to estimate the sufficiency of existing capital resources; the sufficiency of internal controls and procedures; and our results of operations in countries outside of the U.S., where we are continuing to pursue and develop projects. Although we believe that in making such forward-looking statements our expectations are based upon reasonable assumptions, such statements may be influenced by factors that could cause actual outcomes and results to be materially different from those projected by us. We cannot assure you that the assumptions upon which these statements are based will prove to be correct.

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

Business Overview

Synthesis Energy Systems, Inc. (referred to herein as “we”, “us”, and “our”), together with its wholly-owned and majority-owned controlled subsidiaries, is a global clean energy company that owns proprietary technology, SES Gasification Technology (“SGT”), for the low-cost and environmentally responsible production of synthesis gas (referred to as “syngas”). Syngas is used to produce a wide variety of high-value clean energy and chemical products, such as synthetic natural gas, power, methanol, and fertilizer. Our current focus has been on commercializing our technology both in China and globally through the regional business platforms we have created with partners in Australia, via Australian Future Energy Pty Ltd (“AFE”), in Poland, via SES EnCoal Energy sp. z o.o (“SEE”) and in China, via Tianwo-SES Clean Energy Technologies Limited (“TSEC Joint Venture”).

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

We have determined that we did not have adequate cash to continue the commercialization of SGT due primarily to our inability to realize financial results from our two investments into projects in China and three technology licensed projects in China as well as our inability to quickly develop alternative technology income sources in Australia, Poland and other global regions. As a result, we suspended our global SGT commercialization efforts, we undertook operating expense reductions, we ceased providing funds to project developments, we continue to explore the divesting of assets such as our Yima and TSEC Joint Ventures and we formed a special committee of the board of directors to evaluate financing and restructuring alternatives. On October 10, 2019, we announced the proposed merger with AFE and the acquisition of additional ownership in BFR.

We operate our business from our headquarters located in Houston, Texas and our offices in Shanghai, China.

Outlook

As a result of our efforts evaluating financing and strategic options, on October 10, 2019, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with AFE as previously discussed and also described in Note 13 – Subsequent Events – The Proposed Merger with AFE. Currently our focus is on completing the steps required to complete the merger, which include but are not limited to, (i) completion of all Company required filings, (ii) curing the NASDAQ listing requirement deficiencies, (iii) completion of the Form S-4 and Proxy related to the merger, (iv) completion of the Batchfire Share Exchange pre-emptive rights process and (v) all other tasks required to complete the merger.

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

Results of Operations

Three Months Ended September 30, 2019 (“Current Quarter”) Compared to the Three Months Ended September 30, 2018 (“Comparable Quarter”)

Revenue. Total revenue were zero for both the Current Quarter and the Comparable Quarter.

Costs of sales expenses. There were no costs of sales expenses for both the Current and Comparable Quarter.

General and administrative expenses. General and administrative expenses were $0.6 million in the Current Quarter compared with $1.5 million for the Comparable Quarter. The decrease of $0.9 million was due primarily to the reduction of employee related compensation costs, professional fees, and other general and administrative expenses.

Stock-based expense. Stock-based expense was approximately $1,000 for the Current Quarter compared with $0.2 million for the Comparable Quarter. There were no new options and warrants issued for both the Current Quarter and the Comparable Quarter, the decrease was primarily due to fewer stock options and warrants vested and amortized during the Current Quarter as compared with the Comparable Quarter.

Depreciation and amortization. Depreciation and amortization expense was $13,000 for the Current Quarter compared with $11,000 for the Comparable Quarter, which relates to the amortization of our global patents.

Equity in income of joint ventures. The equity income of joint ventures was zero during the Current Quarter as compared to $75,000 for the Comparable Quarter. The $75,000 equity income for the Comparable Quarter primarily relates to our share of income in AFE.

Gain on fair value adjustments of derivative liabilities. The net gain on fair value adjustments of derivative liabilities was approximately $34,000 for the Current Quarter compared with $0.8 million for the Comparable Quarter, which resulted from the lower fair market value for our Debentures Warrants and the Placement Agent Warrants as of September 30, 2019 versus June 30, 2019. The change in the derivative liability was primarily due to movements in our stock price. Other changes in the assumptions related to the passage of time, interest rate fluctuations and stock market volatility.

Foreign currency gain losses. Foreign currency losses were approximately $11,000 for the Current Quarter compared with a gain of $122,000 for the Comparable Quarter, which were the result of a 4% depreciation of the Chinese Renminbi yuan (“RMB”) to the U.S. dollar for both the Current Quarter and the Comparable Quarter.

Interest expenses: Interest expenses were $0.3 million for both the Current Quarter and the Comparable Quarter, which was primarily due to the interest payments related to the Debenture and the amortization of debenture discount and issuance costs for the Debentures issued on October 24, 2017.

Liquidity and Capital Resources

As of September 30, 2019, we had $0.4 million in cash and cash equivalents and negative $0.8 million in working capital. As of January 10, 2020, we had $0.4 million in cash and cash equivalents. Of the $0.4 million in cash and cash equivalents, $347,000 resides in the United States or easily accessed foreign countries and approximately $40,000 resides in China.

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

The following summarizes the sources and uses of cash during the Current Quarter:

●	Operating Activities: During the Current Quarter, we used $0.5 million in cash for operating activities compared to $1.6 million during the Comparable Quarter. The decrease was primarily due to our reduced employee related compensation costs; other general and administrative expenses; and zero payment of interest expense on the Debentures as compared with the Comparable Quarter.

●	Investing Activities: There was no investing activities for the Current Quarter. During the Comparable Quarter, we used approximately $11,000 to invest in our SEE joint venture .

●	Financing Activities: There were no financing activities for both the Current Quarter and the Comparable Quarter.

Current Operations and Projects

Australian Future Energy Pty Ltd

In February 2014, we established AFE together with an Australian company, Ambre . AFE is an independently managed Australian business platform established for the purpose of building a large-scale, vertically integrated business in Australia based on developing, building and owning equity interests in financially attractive and environmentally responsible projects that produce low-cost syngas as a competitive alternative to expensive local natural gas and LNG.

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

The project will be located in the State Development Area in Gladstone, Queensland and is planned to process 1.5 million mtpa of low-quality coal using SGT, to produce up to 330,000 mtpa of ammonia product, and up to 8 petajoules of pipeline quality gas for the east coast domestic gas market. In addition, the proposed project will generate approximately 90 MW of electrical power, with approximately 25 MW of this being available for export to the local domestic grid. The ammonia and gas produced is to be used by major industrial users, including those focusing on agriculture, the mining industry and advanced manufacturing. The project is estimated by AFE to commence construction by early-2021, with the first ammonia production proposed in early-2023.

On April 4, 2019, we entered into a Technology Purchase Option Agreement (the “Option Agreement”) with AFE providing AFE has an exclusive option through July 31, 2019 to purchase 100% ownership of Synthesis Energy Systems Technology, LLC, our wholly-owned subsidiary which owns our interest in the SGT. In addition, ownership rights to SGT are carved out of the transaction and retained by us for China and we have a three-year option period post-closing to monetize SGT for India, Brazil, Poland and for the DRI technology market segment. On July 31, 2019, we entered into an Amendment to the Option Agreement with AFE extending the exclusive option provided in the Option Agreement through August 31, 2019. On August 31, 2019, we mutually agreed with AFE to allow the Option Agreement to terminate pursuant to its terms and no penalties or payments were due as a result of the termination of the agreement.

AFE issued one million shares to us in connection with the execution of the Option Agreement. AFE would also pay (i) an additional $2.0 million in three equal installments, with the first installment paid at closing and the remainder over the subsequent twelve months, and (ii) $3.8 million on the earlier of the closing of a construction financing by AFE or five years from closing. The closing of the transaction was subject to the negotiation of definitive agreements and other conditions specified in the Option Agreement. In addition to the payment schedule above, AFE issued an additional one million shares with the execution of the Option Agreement and would also pay an additional $100,000 with the first installment paid at closing as full and final settlement of outstanding invoices owing AFE to us at the date of this Option Agreement. As a result of the termination of the Option Agreement, we retained the two million shares AFE issued in connection with the Option Agreement. We accounted for the first million shares as an additional investment in AFE for $70,000 and a reduction of the receivable amounts due from AFE with a fair value of $100,000 with a write-off for the remaining $30,000. The second million shares were accounted for as an additional investment in AFE and a deferred liability in the amount of $70,000 as a down payment on the purchase of our subsidiary. In the quarter ending September 30, 2019, we recognized the $70,000 down payment as an other gain due to the termination of the Option Agreement.

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

We account for our investment in AFE under the equity method. Our ownership interest of approximately 35% makes us the second largest shareholder. We also maintain a seat on the board of directors, which allows us to have significant influence on the operations and financial decisions, but not control, of AFE. Our carrying value of our AFE investment as of both September 30, 2019 and June 30, 2019 was zero.

See “Liquidity and Capital Resources” for a discussion of the Merger with AFE under Subsequent Event.

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

On April 29, 2019, BFR issued additional shares as part of a rights offering. We did not execute our rights in this offering and therefore after the completion of the offering process and the issuance of the additional shares, our ownership interest was diluted from approximately 11% to approximately 7%.

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

We account for our investment in BFR under the cost method. Our limited ownership interest in BFR was approximately 7% and we do not have significant influence over the operation or financial decisions made by the company. At the time of the spin-off, the carrying amount of our investment in AFE was reduced to zero through equity losses. As such, the value of the investment in BFR post spin-off was also zero. As of September 30, 2019, our ownership interest in BFR was approximately 7% and the carrying value of our investment in BFR as of both September 30, 2019 and June 30, 2019 was zero.

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

We account for our investment in TMI under the equity method. Our ownership interest of approximately 38% makes us the second largest shareholder. We may appoint one board director for each 15% ownership interest we hold in TMI which allows us to have significant influence on the operations and financial decisions, but not control, of TMI. Our carrying value of our TMI investment as of both September 30, 2019 and June 30, 2019 was zero.

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

For our ownership interest in SEE, we have been contributing cash and assisting in the development of SEE. In August 2018, we contributed additional cash of approximately $11,000.

We account for our investment in SEE under the equity method. Our ownership interest of 50% makes us an equal shareholder and we also maintain two of the four seats on the board of directors which allows us to have significant influence on the operations and financial decisions, but not control, of the company. On September 30, 2019, as an equal shareholder, our ownership was 50% of SEE and the carrying value of our investment in SEE as of both September 30, 2019 and June 30, 2019 was approximately $19,000.

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

In December 2017 and January 2018, on-going development cooperation and discussions with the Yima Joint Venture management resulted in the joint venture agreeing to pay various costs incurred by us during the construction and commissioning period of the facility in the amount of approximately 16 million Chinese Renminbi yuan, (“RMB”). As of June 30, 2018, we have received 6.15 million RMB (approximately $0.9 million) of payments from the Yima Joint Venture related to these costs. Since June 2018, no additional payments have been received. Due to uncertainty, revenues will be recorded upon receipt of payment.

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

The carrying value of our Yima Joint Venture investment as of both September 30, 2019 and June 30, 2019 was zero.

Tianwo-SES Clean Energy Technologies Limited

Joint Venture Contract

In February 2014, SES Asia Technologies Limited, one of our wholly owned subsidiaries, entered into a Joint Venture Contract (the “JV Contract”) with Zhangjiagang Chemical Machinery Co., Ltd., which subsequently changed its legal name to Suzhou Thvow Technology Co. Ltd. (“STT”), to form the TSEC Joint Venture. In August 2017, we entered into a restructuring agreement which changed the share ownership in the TSEC Joint Venture, reduced the registered capital and brought an additional party, The Innovative Coal Chemical Design Institute (“ICCDI”), into the JV Contract. Current ownership interests of the TSEC Joint Venture are STT owning 50%, ICCDI owning 25% and we own the remaining 25%. The purpose of the TSEC Joint Venture is to establish SGT as the leading gasification technology in the TSEC Joint Venture territory (which is China, Indonesia, the Philippines, Vietnam, Mongolia and Malaysia) by becoming a leading provider of proprietary equipment and engineering services for the technology. The scope of the TSEC Joint Venture is to market and license SGT via project sublicenses; procurement and sale of proprietary equipment and services; coal testing; and engineering, procurement and research and development related to SGT.

The TSEC Joint Venture is accounted for under the equity method. Our initial capital contribution in the formation of the venture was the TUCA, which is an intangible asset. As such, we did not record a carrying value at the inception of the venture. The carrying value of our investment in the TSEC Joint Venture as of both September 30, 2019 and June 30, 2019 was zero.

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

GTI Agreement

In November 2009, we entered into an Amended and Restated License Agreement (the “GTI Agreement”) with the Gas Technology Institute (“GTI”), replacing the Amended and Restated License Agreement between us and GTI dated August 31, 2006, as amended. Under the GTI Agreement, we maintain our exclusive worldwide right to license the U-GAS® technology for all types of coals and coal/biomass mixtures with coal content exceeding 60%, as well as the non-exclusive right to license the U-GAS® technology for 100% biomass and coal/biomass blends exceeding 40% biomass.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, as of September 30, 2019, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (and principal financial officer) and Corporate Controller (and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Corporate Controller concluded that as of September 30, 2019, as a result of the material weakness in our internal control over financial reporting discussed below and in the Company’s Annual Report on Form 10-K, for the year ended June 30, 2019, our disclosure controls and procedures were not effective in ensuring that the information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Corporate Controller, as appropriate to allow timely decisions regarding disclosure.

Material Weaknesses

As disclosed in our Annual Report on Form 10-K for the year ended June 30, 2019, we did not maintain effective internal controls over financial reporting. Specifically, we identified material weaknesses over management’s review controls and the lack of segregation of duties over accounting transactions due to the limited resources available.

Management is reviewing our controls related to the non-routine, complex transactions and the lack of segregation of duties due to the limited number of resources available to the Company and a remediation plan is being addressed.

Management is committed to improving our internal control processes with oversight from our Audit Committee and believes once the review of these controls is completed, the measures to be taken should remediate the material weakness identified. We will not be able to conclude the material weakness has been remediated until we are able to test its operational effectiveness as we must maintain such effectiveness over multiple quarters to ensure full remediation. We do not believe we will be able to mitigate the material weakness until after the Merger with AFE due to limited resources available.

Notwithstanding the identified material weaknesses, management, including our Chief Executive Officer and Corporate Controller, believe the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three-months ended September 30, 2019 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2019, we had $0.4 million in cash and cash equivalents and negative $0.8 million in working capital.

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

As compensation for its services, the Company will pay to T.R. Winston & Company, LLC (the “Placement Agent”): (i) a cash fee of $140,000 (representing an aggregate fee equal to 7% of the face amount of the Merger Debentures, as defined below); and (ii) a warrant to purchase 100,000 shares of Common Stock (the “New Placement Agent Warrants”). We have also agreed to reimburse certain expenses of the Placement Agent.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Number	Description of Exhibits
10.1	Form of Share Exchange Agreement between the Company and certain shareholders of Batchfire Resources Pty Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 11, 2019).
10.2	Form of Securities Purchase and Exchange Agreement between the Company and each of the holders of the 11% Senior Secured Debentures (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 11, 2019).
10.3	Form of Registration Rights Agreement between the Company and each of the holders of the 11% Senior Secured Debentures (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 11, 2019).
10.4	Form of New Debenture (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 11, 2019).
10.5	Form of New Warrant (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 11, 2019).
10.6	Form of Series A Merger Warrant. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on October 11, 2019).
10.7	Form of Series B Merger Warrant (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on October 11, 2019).
10.8	Management Consulting Agreement between the Company and Market Development Consulting Group, Inc. dated October 10, 2019 (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on October 11, 2019).
10.9	Warrant issued to Market Development Consulting, Inc. dated October 10, 2019 (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on October 11, 2019).
10.10	Loan Agreement between Synthesis Energy Systems, Inc. and Australian Future Energy Pty Ltd dated October 24, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 25, 2019).
10.11	Form of Amendment to Transaction Documents issued under the Securities Purchase and Exchange Agreement between the Company and each of the holders of the 11% Senior Secured Debentures dated October 10, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 8, 2019)
31.1*	Certification of Principal Executive Officer and Principal Financial Officer of Synthesis Energy Systems, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer of Synthesis Energy Systems, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

+	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	In accordance with Rule 406T of Regulation S-T, the XBRL information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNTHESIS ENERGY SYSTEMS, INC.

Date: January 10, 2020	By:	/s/ Robert Rigdon
Robert Rigdon
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

Date: January 10, 2020	By:	/s/ David Hiscocks
David Hiscocks
Corporate Controller

