Form 10-Q
period 2019-12-31
SYNTHESIS ENERGY SYSTEMS INC
filed 2020-03-02
CIK 1375063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

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

Yes [  ] No [X]

As of February 29, 2020, there were 1,576,500 shares of the registrant’s common stock, par value $.01 per share, outstanding.

PART I

Item 1. Financial Statements

SYNTHESIS ENERGY SYSTEMS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except per share amount)

	December 31, 2019	June 30, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$378	$871
Prepaid expenses	668	768
Loan receivable – related party	359	—
Other currents assets	205	199
Total current assets	$1,610	$1,838
Non-current assets:
Property, plant and equipment, net	—	—
Intangible asset, net	772	794
Investment in affiliates	17	19
Other long-term assets	3	5
Total assets	$2,402	$2,656

LIABILITIES AND EQUITY
Current liabilities:
Accrued expenses and accounts payable	$996	$834
Accrued interest payable	683	220
Accrued royalty expenses	1,000	750
Liability in excess of basis of equity method investment	350	—
Total current liabilities	$3,029	$1,804
Non-current liabilities:
Senior secured debenture principal at amortized cost	$—	$8,000
Less unamortized discount and debt issuance costs	—	(2,165)
Total senior secured debenture at amortized cost	$—	$5,835

Senior secured debenture principal at fair value	$18,707	$—
Derivative liabilities	6,284	87
Total long-term liabilities	$24,991	$5,922
Total liabilities	$28,020	$7,726

Commitment and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $0.01 par value: 20,000 shares authorized – no shares issued and outstanding	—	—
Common stock, $0.01 par value: 200,000 shares authorized: 1,577 and 1,395 shares issued and outstanding, respectively	$16	$14
Additional paid-in capital	267,261	265,533
Accumulated deficit	(293,062)	(270,784)
Accumulated other comprehensive income	244	244
Total stockholders’ equity to SES stockholders	$(25,541)	$(4,993)
Noncontrolling interests in subsidiaries	(77)	(77)

Total stockholders’ equity	$(25,618)	$(5,070)

Total liabilities and equity	$2,402	$2,656

See accompanying notes to the condensed consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018

Revenue:
Technology licensing-related party	$—	$—	$—	$—
Technology licensing and related services	—	—	—	—
Total revenue	—	—	—	—

Costs and Expenses:
Costs of sales and operating	—	—	—	—
General and administrative expenses	1,332	1,793	1,932	3,257
Stock-based expense	577	102	577	316
Depreciation and amortization	14	8	27	19
Total costs and expenses	1,923	1,903	2,536	3,592

Operating loss	(1,923)	(1,903)	(2,536)	(3,592)

Non-operating (income)/expense:

Equity losses of Joint Ventures	322	100	322	24
Foreign currency (gain)/ losses, net	1	(31)	11	91
Interest expense	257	329	601	653
Interest income	(10)	(7)	(12)	(24)
Loss on extinguishment of debenture	17,941	—	17,941	—
Loss on fair value adjustments of derivative liabilities	913	(702)	879	(1,510)
Net Loss	(21,347)	(1,592)	(22,278)	(2,826)
Less: net loss attributable to noncontrolling interests	—	—	—	—

Net income/(loss) attributable to SES stockholders	$(21,347)	$(1,592)	$(22,278)	$(2,826)

Net income/(loss) per share (Basic and Diluted):

Net income/(loss) attributable to SES stockholders	$(13.78)	$(1.16)	$(15.13)	$(2.05)

Weighted average common shares outstanding (Basic):	1,550	1,378	1,472	1,378

See accompanying notes to the condensed consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Net loss, as reported	$(21,347)	$(1,592)	$(22,278)	$(2,826)
Currency translation adjustment	—	(27)	—	—
Comprehensive income/(loss)	(21,347)	(1,619)	(22,278)	(2,826)

Less:
Comprehensive income/(loss) attributable to noncontrolling interests	—	—	—	—
Comprehensive loss attributable to the Company	$(21,347)	$(1,619)	$(22,278)	$(2,826)

See accompanying notes to the condensed consolidated financial statements

SYNTHESIS ENERGY SYSTEMS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(22,278)	$(2,826)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based expense	577	316
Amortization of debenture issuance cost	138	213
Depreciation and amortization	27	19
Loss on extinguishment of debenture	17,941	—
Loss on fair value adjustment of derivative liabilities	879	(1,510)
Equity in losses of joint ventures	322	24
Bad debt expense	30	—
Changes in operating assets and liabilities:
Accounts receivable	—	272
Interest receivable – related party	(9)	—
Prepaid expenses and other current assets	94	(93)
Other long-term assets	(2)	(21)
Accrued expenses and payables	875	(26)
Net cash used in operating activities	(1,406)	(3,632)

Cash flows from investing activities:
Short term loan to affiliate	(350)	—
Equity investment in joint ventures	—	(11)
Net cash provided by/(used in) investing activities	(350)	(11)

Cash flows from financing activities:
Proceeds from issuance of debenture	1,000	—
Proceeds from exercise of stock warrants	263	—
Net cash provided by financing activities	1,263	—

Net increase (decrease) in cash	(493)	(3,643)
Cash and cash equivalents, beginning of period	871	7,071
Effect of exchange rates on cash	—	—
Cash and cash equivalents, end of period	$378	$3,428

Supplemental Disclosures:
Cash paid for interest expense during the six months:	$—	$440

See accompanying notes to the condensed consolidated financial statements.

SYNTHESIS ENERGY SYSTEMS, INC.

Condensed Consolidated Statement of Equity

(In thousands)

(Unaudited)

	Common Stock				Accumulated Other	Non-
	Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Comprehensive Income	controlling Interest	Total
Balance at June 30, 2018	1,377	$14	$265,162	$(260,068)	$244	$(73)	$5,279
Net loss	—	—	—	(1,234)	—	—	(1,234)
Currency translation adjustment	—	—	—	—	27	—	27
Stock-based expense	3	—	214	—	—	—	214
Balance at September 30, 2018	1,380	14	265,376	(261,302)	271	(73)	4,286
Net loss	—	—	—	(1,592)	—	—	(1,592)
Currency translation adjustment	—	—	—	—	(27)	—	(27)
Stock-based expense	—	—	102	—	—	—	102
Balance at December 31, 2018	1,380	$14	$265,478	$(262,894)	$244	$(73)	$2,769

Balance at June 30, 2019	1,395	$14	$265,533	$(270,784)	$244	$(77)	$(5,070)
Net loss	—	—	—	(931)	—	—	(931)
Stock-based expense	—	—	1	—	—	—	1
Balance at September 30, 2019	1,395	14	265,534	(271,715)	244	(77)	(6,000)
Net loss	—	—	—	(21,347)	—	—	(21.347)
Stock-based expense	70	1	576	—	—	—	577
Exercise of stock warrants	112	1	1,151	—	—	—	1,152
Balance at December 31, 2019	1,577	$16	$267,261	$(293,062)	$244	$(77)	$(25,618)

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

Over the past twelve years, we have successfully commercialized SGT primarily through our efforts in China where, between 2006 and 2016, we invested in and built two commercial scale gasification projects together with Chinese partners and sub-licensed the SGT into three additional projects in China. In the aggregate, we have completed five commercial scale industrial projects in China over a ten-year period, in which the projects utilize twelve proprietary SGT systems. We believe the completion of these projects in China propelled SGT into a globally recognized gasification technology.

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

Since its formation, AFE has made significant commercial progress, creating Batchfire Resources Pty Ltd (“BFR”), which acquired one of the largest operating coal mines in Queensland, acquiring a coal resource mine development lease near Pentland, Queensland, and advancing the development of its flagship Gladstone Energy and Ammonia Project (the “Gladstone Project”). The AFE business underpins the future value of the Company and, to that end, on October 10, 2019, we and AFE entered into a definitive agreement to merge the two entities, among other transactions, as described further in Note 4 – The Proposed Merger with AFE.

We operate our business from our headquarters located in Houston, Texas and our offices in Shanghai, China.

(b) Liquidity, Management’s Plan and Going Concern

As of December 31, 2019, we had $0.4 million in cash and cash equivalents and negative $1.4 million in working capital.

As of March 2, 2020, we had $269,000 in cash and cash equivalents. Of the $269,000 in cash and cash equivalents, $235,000 resides in the United States or easily accessed foreign countries and approximately $34,000 resides in China.

We have determined that we do not have adequate cash to continue the commercialization of SGT due primarily to our inability to realize financial results from our two investments into projects in China and three technology licensed projects in China as well as our inability to quickly develop alternative technology income sources in Australia, Poland or other global regions. As a result, we suspended our global SGT commercialization efforts, we undertook operating expense reductions, we ceased providing funds for project developments, we continue to explore the divesting of assets such as our Yima Joint Venture, as defined in Note 5 – Current Projects – Yima Joint Venture, and TSEC Joint Ventures and we formed a special committee of the board of directors to evaluate financing and restructuring alternatives.

As a result of our efforts evaluating financing and restructuring alternatives, on October 10, 2019 we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with AFE as described further in Note 4 – The Proposed Merger with AFE. Currently our focus is on completing the steps to complete the merger, which include but not limited to, (i) completion of all Company required filings, (ii) curing the Nasdaq listing requirement deficiencies, (iii) completion of the Form S-4, Form S-1 and Proxy related to the merger, (iv) completion of the Batchfire share exchange pre-emptive rights process and (v) all other tasks required to complete the merger

In connection with the entry into the Merger Agreement, we entered into a securities purchase and exchange agreements (each, a “New Purchase Agreements”) with each of the existing holders of our 11% senior secured debentures issued in October 2017 (the “Debentures”), whereby each of the holders agreed to exchange their Debentures and accompanying warrants (the “Debenture Warrants”) for new debentures (the “New Debentures”) and warrants (the “New Debenture Warrants”), and certain of the holders agreed to provide $2,000,000 of additional debt financing (the “Interim Financing”). Pursuant to the New Purchase Agreements, the Company also issued $2,000,000 of 11% senior secured debentures (the “Merger Debentures”) to certain accredited investors, along with warrants to purchase 1,333,338 shares of Common Stock, half of which were Series A Common Stock Purchase Warrants (the “Series A Merger Warrants”) and half of which were Series B Common Stock Purchase Warrants (the “Series B Merger Warrants” and, together with the Series A Merger Warrants, the “Merger Warrants”), as part of the Interim Financing. The Company shall receive the $2,000,000 pursuant to the Merger Debentures according to the following schedule: (i) $1,000,000 on or before October 14, 2019, (ii) $500,000 upon the filing of the proxy statement for the Company stockholders approval of the Merger, as defined in Note 4 – The Proposed Merger with AFE, and (iii) $500,000 within two business days of Company stockholders approval of the proposed merger . The terms of the Merger Debentures are the same as the New Debentures. The Merger Debentures are intended to assist the Company in financing its business through the closing of the Merger.

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

As part of the Interim Financing, we had also agreed to loan $350,000 of the proceeds from the Merger Debentures to AFE to assist AFE in financing its business through the closing of the Merger. On October 24, 2019, we entered into the loan agreement which is due in full on the later of March 31, 2020 or within five days following the closing of the Merger. If the Merger does not close, the loan will mature on March 31, 2020 or three months following the special stockholder meeting called to approve the merger transactions. The loan accrues interest at 11% per annum and is also due in full upon repayment, subject to an increased default interest in certain limited circumstances.

On February 19, 2020, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain holders of the Company’s 11% Senior Secured Convertible Debentures, pursuant to which, among other things, the holders purchased, in accordance with a private placement offering of the Company, $450,000 in principal amount of additional 11% Senior Secured Convertible Debentures (together, the “Additional Interim Debentures”) and warrants exercisable for up to 300,004 shares of common stock, half of which are Series A common stock purchase warrants and half of which are Series B common stock purchase warrants (together, the “Additional Interim Warrants”). The Additional Interim Debentures and Additional Interim Warrants are issued on substantially the same terms as the Merger Debentures and Merger Warrants issued in October 2019, provided that the Additional Interim Debentures include an adjustment to the conversion price in the event of certain dilutive equity issuances by the Company.

As compensation for its services, we paid to the Placement Agent: (i) a cash fee of $31,500 (representing an aggregate fee equal to 7% of the face amount of the Additional Interim Debentures); and (ii) a warrant to purchase 22,500 shares of Common Stock (the “Interim Placement Agent Warrant”). We have also agreed to reimburse certain expenses of the Placement Agent. The Interim Placement Agent Warrant has been issued on substantially the same terms as the Additional Interim Warrants.

On February 18, 2020, we entered into an amended loan agreement (the “Amended Loan Agreement”) with AFE, amending the Loan Agreement entered into with AFE in October 2019. The Loan Agreement contemplates that we would loan a portion of the $2,450,000 proceeds that we received under the New Purchase Agreements dated October 10, 2019 as well as under the Securities Purchase Agreement.

We had previously loaned $350,000 to AFE at the time of entering into the Loan Agreement, and on February 19, 2020, we have loaned an additional $100,000 out of the proceeds of the Additional Interim Debentures. An additional $115,000 will be loaned to AFE upon the receipt of the next tranche of funds under the New Purchase Agreements. These loaned amounts are due in full within five days following the closing of the transactions contemplated by the Merger Agreement dated October 10, 2019. If the Merger does not close, the loan will mature three months following the special meeting of the Company’s stockholders called to approve the Merger. The loan accrues interest at 11% per annum and is also due in full upon repayment, subject to an increased default interest rate in certain limited circumstances.

We can make no assurances that the proposed merger transaction will be completed on a timely basis or at all. We may also need to raise additional capital through equity and debt financing to complete the merger transaction or to otherwise strengthen our balance sheet for our corporate general and administrative expenses. We cannot provide any assurance that any financing will be available to us in the future on acceptable terms or at all. Any such financing could be dilutive to our existing stockholders. In addition, we may be forced to seek relief to avoid or end insolvency through other proceedings including bankruptcy. Based on the historical negative cash flows and the continued limited cash inflows in the period subsequent to year end there is substantial doubt about the Company’s ability to continue as a going concern.

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

(b) Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements for the periods presented are unaudited. Operating results for the three and six month periods ending December 31, 2019 are not necessarily indicative of results to be expected for the fiscal year ending June 30, 2020.

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

The accompanying condensed consolidated interim financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As such, conditions exist the may raise substantial doubt regarding the Company’s ability to continue as a going concern. These condensed consolidated interim financial statements do not give effect to any adjustment that would be necessary should the Company be unable to continue as a going concern and therefore need to realize its assets and liquidate its liabilities and commitments in other than the normal course of business and at amounts different from those in the accompanying condensed consolidated interim financial statements. In the opinion of management, all adjustments which are necessary for fair statements of the results for interim periods have been included.

(c) Accounting for Variable Interest Entities (“VIEs”) and Financial Statement Consolidation Criteria

We have equity investments in various privately held entities. We account for these equity investments either under the equity method or the cost method of accounting depending on our ownership interest and the level of our influence in each investment. Investments accounted for under the equity method are recorded based upon the amount of our investment and adjusted each period for our share of the investee’s income or loss. Cost method investments are recorded at cost less any impairments. All investments are reviewed for changes in circumstance or the occurrence of events that suggest an other-than-temporary event where our investment may not be recoverable.

The equity investments which we have entered into may be considered a variable interest entity (“VIE”). We consolidate all VIEs where we are the primary beneficiary. This determination is made at the inception of our involvement with the VIE and is continuously re-assessed. We consider qualitative factors and form a conclusion that we, or another interest holder, has a controlling financial interest in the VIE and, if so, whether it is the primary beneficiary. To determine the primary beneficiary, we consider who has the power to direct activities of the VIE that most significantly impacts the VIE’s performance and has the obligation to absorb losses from or the right to receive benefits of the VIE that could be significant to the VIE. We do not consolidate VIEs where we are not the primary beneficiary. As noted above, we account for these unconsolidated VIEs using either the equity method if we have significant influence but not control, or the cost method and include our net investment on our condensed consolidated balance sheet. Under the equity method, our equity interest in the net income or loss from our investments are recorded in non-operating income/expense on a net basis on our condensed consolidated statements of operations. In the event of a change in ownership, any gain or loss resulting from an investee share issuance is recorded in earnings. Controlling interest is determined by majority ownership interest and the ability to unilaterally direct or cause the direction of management and policies of an entity after considering any third-party participatory rights.

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

There were no license fee revenues was recorded in the three and six months ending December 31, 2019 or 2018. There were no revenues related to the sales of services or equipment in the three and six months ending December 31, 2019 or 2018.

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

The Company’s financial assets and liabilities are classified based on the lowest level of input that is significant for the fair value measurement. The Company measures equity investments without readily determinable fair value on a non-recurring basis. The following table summarizes the assets of the Company measured at fair value as of December 31, 2019 and June 30, 2019 (in thousands):

	December 31, 2019
	Level 1		Level 2		Level 3	Total
Assets:
Certificates of Deposit	$—		$50	(1)	$—	$50
Money Market Funds	288	(2)	—		—	288

Liabilities:
Senior secured debenture at fair value	$—		$—		$18,707	$18,707
Derivative Liabilities	—		—		6,284	6,284

	June 30, 2019
	Level 1		Level 2		Level 3	Total
Assets:
Certificates of Deposit	$—		$50	(1)	$—	$50
Money Market Funds	369	(2)	—		—	369

Liabilities:
Derivative Liabilities	$—		$—		$87	$87

(1)	Amount included in current assets on the Company’s consolidated balance sheets.
(2)	Amount included in cash and cash equivalents on the Company’s consolidated balance sheets.

The following table sets forth the changes in the estimated fair value for our Level 3 classified derivative liabilities (in thousands):

	As of	As of
	December 31,	June 30,
	2019	2019

Beginning Balance – Senior secured debenture at fair value	$—	$—
Senior secured debenture issued upon fair value election	18,715	—
Change in fair value	(8)	—
Ending balance - Senior debenture at fair value	$18,707	$—

Beginning Balance - Derivative liabilities	$87	$1,964
Derivative liability modification costs	(53)
Derivative liabilities issued	6,252	—
Exercise of derivative warrants	(889)
Change in fair value	887	(1,877)
Ending balance - Derivative liabilities	$6,284	$87

The carrying values of the certificates of deposit and money market funds approximate fair value, which was estimated using quoted market prices for those or similar investments. The carrying value of other financial instruments, including accounts receivable and accounts payable, approximate their fair values due to the short maturities on those instruments. The senior secured debenture at fair value and derivative liabilities were measured at fair value using a Monte Carlo simulation valuation methodology (See also Note 6 — Derivative Liabilities -Senior Secured Debentures & Debenture Warrants for more details related to the valuation and assumptions of the Company’s derivative liabilities).

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

In July 2017, the FASB issued ASU 2017-11, “Earnings Per Share” ASC Topic 260, “Distinguishing Liabilities from Equity” ASC Topic 480, “Derivatives and Hedging” ASC Topic 815: (Part I) “Accounting for Certain Financial Instruments with Down Round Features.” These amendments simplify the accounting for certain financial instruments with down round features. The amendments require companies to disregard the down round feature when assessing whether the instrument is indexed to its own stock, for purposes of determining liability or equity classification. The Company adopted the guidance as of July 1, 2019. The adoption had no material effect on our financial condition, results of operations, cash flows or financial disclosures.

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

Note 4 – The Proposed Merger with AFE

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

In connection with the entry into the Merger Agreement, the Company entered into Share Exchange Agreements (each, a “Share Exchange Agreement”) with certain of the shareholders of BFR, whereby such shareholders will exchange their shares of BFR for shares of the common stock at a ratio of 10 BFR shares for one share of common stock. As a result of these exchanges, the Company would own approximately 37% of the outstanding shares of BFR. The closing of the exchange is subject to certain conditions specified in the Share Exchange Agreements, including, without limitation, the consummation of the transactions contemplated by the Merger Agreement.

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

The New Debenture Warrants and the New Placement Agent Warrants are exercisable into shares of common stock at any time from and after the closing date at an exercise price of $3.00 or $6.00 per common share dependent upon their participation in the Interim Financing (subject to adjustment). The New Debenture Warrants and the New Placement Agent Warrants will terminate five years after they become exercisable. The New Debenture Warrants and the New Placement Agent Warrant contain provisions providing for the adjustment of the purchase price and number of shares into which the securities are exercisable.

The New Debentures and the New Debenture Warrants have substantially similar terms to the Debentures and Debenture Warrants, including as to maturity and security, except that the New Debentures, among other differences, (i) provide for the payment to certain Purchasers, at their election, of interest payments in shares of the common stock or in kind, and (ii) provide for certain optional conversion features. The New Debenture Warrants change the exercise price to $3.00 or $6.00 per share dependent upon their participation in the Interim Financing and makes certain other modifications to the Debenture Warrants. The New Debenture Warrants were issued upon the announcement of the Merger.

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

As mentioned above, pursuant to the New Purchase Agreements, the Company also issued Merger Debentures to certain accredited investors, half of which were Series A Merger Warrants and half of which were Series B Merger Warrants and, together with the Series A Merger Warrants, the Merger Warrants, as part of the Interim Financing. The Company shall receive the $2,000,000 pursuant to the Merger Debentures according to the following schedule: (i) $1,000,000 on or before October 14, 2019, (ii) $500,000 upon the filing of the proxy statement for the Company’s stockholders approval of the Merger, and (iii) $500,000 within two business days of Company’s stockholders approval of the Merger. The terms of the Merger Debentures are the same as the New Debentures. The Merger Debentures are intended to assist the Company in financing its business through the closing of the Merger.

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

The Merger Warrants are exercisable into shares of common stock at any time from and after the issue date (provided that the Company can only issue up to 19.99% of the outstanding shares as of the date the Merger was announced without shareholder approval) at an exercise price of $3.00 per share of common stock, in the case of the Series A Merger Warrants, or $6.00 per share of common stock, in the case of the Series B Merger Warrants. The Merger Warrants will terminate five years after they become exercisable. The Merger Warrants contain provisions providing for the adjustment of the purchase price and number of shares into which the securities are exercisable. The terms of the Merger Warrants are the same as the New Debenture Warrants. The New Placement Agent Warrants have the same terms as the Merger Warrants with an exercise price of $3.00 per share.

In connection with entering into the New Purchase Agreements, the Company also entered into a Registration Rights Agreement with the investors whereby the Company agreed to register the shares of common stock underlying the New Debentures, the New Purchase Agent Warrants, the Merger Debentures and the Merger Warrants.

The respective boards of directors of the Company, Merger Subsidiary and AFE have determined that the Merger Agreement and the transactions contemplated by the Merger Agreement are fair to, advisable and in the best interests of their respective stockholders and have approved the Merger and the Merger Agreement. The transactions contemplated by the Merger Agreement are subject to the approval of the Company’s and AFE’s respective shareholders at shareholders’ meetings to be called and held by the Company and AFE, respectively, and other closing conditions, including, among other things, the filing and effectiveness of a registration statement on Form S-4 with the SEC, and the consummation of the transactions contemplated by the Share Exchange Agreements and the New Purchase Agreements.

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

As part of the Interim Financing, we had also agreed to loan $350,000 of the proceeds from the Merger Debentures to AFE to assist AFE in financing its business through the closing of the Merger. On October 24, 2019, we entered into the loan agreement which is due in full on the later of March 31, 2020 or within five days following the closing of the Merger. If the Merger does not close, the loan will mature on March 31, 2020 or three months following the special stockholder meeting called to approve the Merger. The loan accrues interest at 11% per annum and is also due in full upon repayment, subject to an increased default interest in certain limited circumstances.

Note 5 – Current Projects

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

On October 24, 2019 we entered into a loan agreement with AFE in connection with the proposed Merger where we loaned $350,000 to AFE as mentioned above in Note 4 – The Proposed Merger with AFE.

For our ownership interest in AFE, we have been contributing cash, engineering support and most recently made a loan mentioned above, for AFE’s business development while Ambre contributed cash and services. Additional ownership in AFE has been granted to the AFE management team and staff individuals providing services to AFE. In April 2019, we were issued two million shares in connection with the Option Agreement and its subsequent termination.

We account for our investment in AFE under the equity method. Our ownership interest of approximately 35% makes us the second largest shareholder. We also maintain a seat on the board of directors which allows us to have significant influence on the operations and financial decisions, but not control, of AFE. Our carrying value of our AFE investment as of both December 31, 2019 and June 30, 2019 was zero.

As we account for AFE under the equity method and currently AFE’s losses exceed our investment carrying value, therefore we have not been recording our equity loss pickup related to AFE’s losses. Due to the loan mentioned above, we are required, under ASC 323-10 to record our share of losses related to the additional support to AFE which includes the loan. Additional equity loss of $350,000 was recorded in the quarter ended December 31, 2019 due to the execution of the loan agreement with AFE and creating a liability in excess of basis of equity method investment.

The following summarizes unaudited condensed financial information of AFE for the three and six months ended December 31, 2019 and 2018 and as of December 31, 2019 and June 30, 2019 (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
Income Statement data:	2019	2018	2019	2018
Net income/(loss)	$(304)	$(289)	$(608)	$9

Balance sheet data:	December 31, 2019	June 30, 2019
Total assets	$1,388	$1,555
Total Equity	684	324

For more on the Merger and related transactions, see Note 4 – The Proposed Merger with AFE above.

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

We accounted for our investment in CRR under the equity method. Our ownership interest of approximately 38% made us the second largest shareholder. We may have appointed one board director for each 15% ownership interest we held in CRR which allowed us to have significant influence on the operations and financial decisions, but not control, of CRR. Our carrying value of our CRR investment as of June 30, 2019 was zero.

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

We account for our investment in BFR under the cost method. Our limited ownership interest in BFR was approximately 7% and we do not have significant influence over the operation or financial decisions made by the company. At the time of the spin-off, the carrying amount of our investment in AFE was reduced to zero through equity losses. As such, the value of the investment in BFR post spin-off was also zero. As of December 31, 2019, our ownership interest in BFR was approximately 7% and the carrying value of our investment in BFR as of both December 31, 2019 and June 30, 2019 was zero.

For additional information on our investment in BFR and the Share Exchange Agreements, please see Note 4 – The Proposed Merger with AFE.

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

We account for our investment in TMI under the equity method. Our ownership interest of approximately 38% makes us the second largest shareholder. We may appoint one board director for each 15% ownership interest we hold in TMI which allows us to have significant influence on the operations and financial decisions, but not control, of TMI. Our carrying value of our TMI investment as of both December 31, 2019 and June 30, 2019 was zero.

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

We account for our investment in SEE under the equity method. Our ownership interest of 50% makes us an equal shareholder and we also maintain two of the four seats on the board of directors which allows us to have significant influence on the operations and financial decisions, but not control, of SEE. On December 31, 2019, as an equal shareholder, our ownership was 50% of SEE and our carrying value of our investment in SEE as of December 31, 2019 and June 30, 2019 was approximately $17,000 and $19,000 respectively.

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

The carrying value of our Yima Joint Venture investment as of both December 31, 2019 and June 30, 2019 was zero.

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

TSEC Joint Venture financial data

The following summarizes unaudited condensed financial information of TSEC Joint Venture for the three and six months ended December 31, 2019 and 2018 and as of December 31, 2019 and June 30, 2019 (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
Income Statement data:	2019	2018	2019	2018
Revenue	$—	$—	$—	$—
Operating loss	(27)	(259)	(314)	(466)
Net loss	(27)	(259)	(314)	(466)

Balance sheet data:	December 31, 2019	June 30, 2019
Current assets	$3,433	$3,491
Noncurrent assets	85	86
Current liabilities	3,917	3,661
Noncurrent liabilities	—	—
Equity	(399)	(84)

The TSEC Joint Venture is accounted for under the equity method. Our initial capital contribution in the formation of the venture was the Technology Usage and Contribution Agreement (“TUCA”), which is an intangible asset. As such, we did not record a carrying value at the inception of the venture. The carrying value of our investment in the TSEC Joint Venture as of both December 31, 2019 and June 30, 2019 was zero.

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

Note 6 — Derivative Liabilities - Senior Secured Debentures & Debenture Warrants

On October 24, 2017, we entered into a securities purchase agreement (the “Purchase Agreement”) with certain accredited investors (the “Purchasers”) for the purchase of $8.0 million in principal amount of Debentures. The Debentures have a term of 5 years with an interest rate of 11% that adjusts to 18% in the event the Company defaults on an interest payment. The Debentures require that dividends received from BFR are used to pay down the principal amounts of outstanding Debentures. Additionally, we issued Debenture Warrants to purchase 125,006 shares of common stock at $32.00 per common share. The Purchase Agreement and the Debentures contain certain customary representations, warranties and covenants. There are no financial metric covenants related to the Debentures. The transaction was approved by a special committee of our board of directors due to the fact that certain board members were Purchasers. Interest on the outstanding balance of Debentures is payable quarterly and commenced on January 2, 2018. All unpaid principal and interests on the Debentures will be due on October 23, 2022.

The net offering proceeds to us from the sale of the Debentures and the Debenture Warrants, after deducting the Placement Agent’s fee and associated costs and expenses, was approximately $7.4 million, not including the proceeds, if any, from the exercise of the warrants issued in this offering. As compensation for their services, we paid the Placement Agent: (i) a cash fee of $0.56 million (representing an aggregate fee equal to 7% of the face amount of the Debentures); and (ii) a warrant to purchase 8,750 shares of common stock, representing 7% of the Debenture Warrants issued to the Purchasers (the “Placement Agent Warrant”). We also reimbursed certain expenses of the Placement Agent. The fair market value of the warrants was approximately $137,000 at the time of issuance and recorded as debt issuance cost. A total of approximately $1.0 million debt issuance cost was recorded as a result and was being amortized to interest expense over the term of the Debentures by using effective interest method beginning in October 2017.

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

The Company recorded $8.0 million as the face value of the Debentures and a total of $2.0 million as discount of Debentures and $0.1 million as debt issuance cost for warrants issued to the Purchasers and Placement Agent, which was be amortized to interest expense over the term of the Debenture.

The effective annual interest rate of the Debentures was approximately 18% after considering this $2.0 million discount related to the Debentures.

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

In connection with the entry into the Merger Agreement, the Company entered into New Purchase Agreements with each of the Purchasers of the Debentures, whereby each of the Purchasers agreed to exchange their Debentures and Debenture Warrants for New Debentures and New Debenture Warrants, and certain of the Purchasers agreed to provide $2,000,000 of Interim Financing. The certain holders that provided the Interim Financing received Merger Warrants with a fair value total of approximately $6,113,000, see calculation below for Series A Warrants and Series B Warrants.

As compensation for its services, the Company paid to the Placement Agent: (i) a cash fee of $140,000 (representing an aggregate fee equal to 7% of the face amount of the Merger Debentures); and (ii) New Placement Agent Warrants”. We have also agreed to reimburse certain expenses of the Placement Agent.

The New Debenture Warrants and the New Placement Agent Warrants are exercisable into shares of common stock at any time from and after the closing date (provided that the Company can only issue up to 19.99% of the outstanding shares as of the date the Merger was announced without shareholder approval) at an exercise price of $3.00 or $6.00 per common share dependent upon their participation in the Interim Financing (subject to adjustment). The New Debenture Warrants and the New Placement Agent Warrants will terminate five years after they become exercisable. The New Debenture Warrants and the New Placement Agent Warrants contain provisions providing for the adjustment of the purchase price and number of shares into which the securities are exercisable.

The New Debentures and the New Debenture Warrants have similar terms to the Debentures and Debenture Warrants, including as to maturity and security, except that the New Debentures, among other differences, (i) provide for the payment to certain Purchasers, at their election, of interest payments in shares of the common stock or in kind, and (ii) provide for certain optional conversion features. The New Debenture Warrants change the exercise price to $3.00 or $6.00 per share dependent upon their participation in the Interim Financing and makes certain other modifications to the Debenture Warrants. The New Debenture Warrants were issued upon the announcement of the Merger.

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

As mentioned above, pursuant to the New Purchase Agreements, the Company also issued Merger Warrants to certain accredited investors, half of which were Series A Merger Warrants and half of which were Series B Merger Warrants and, together with the Series A Merger Warrants, the Merger Warrants, as part of the Interim Financing. The Company shall receive the $2,000,000 pursuant to the Merger Debentures according to the following schedule: (i) $1,000,000 on or before October 14, 2019, (ii) $500,000 upon the filing of the proxy statement for the Company’s stockholders approval of the Merger, and (iii) $500,000 within two business days of Company’s stockholders approval of the Merger. The terms of the Merger Debentures are the same as the New Debentures. The Merger Debentures are intended to assist the Company in financing its business through the closing of the Merger.

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

The Merger Warrants are exercisable into shares of common stock at any time from and after the issue date (provided that the Company can only issue up to 19.99% of the outstanding shares as of the date the Merger was announced without shareholder approval) at an exercise price of $3.00 per share of common stock, in the case of the Series A Merger Warrants, or $6.00 per share of common stock, in the case of the Series B Merger Warrants. The Merger Warrants will terminate five years after they become exercisable. The Merger Warrants contain provisions providing for the adjustment of the purchase price and number of shares into which the securities are exercisable. The terms of the Merger Warrants are the same as the New Debenture Warrants. The New Placement Agent Warrants have the same terms as the Merger Warrants with an exercise price of $3.00 per share.

The Merger Debentures and Merger Warrants also include a fundamental transaction clause, under certain circumstances, including the merger or consolidation of the Company or disposition of all or substantially all of the Company’s assets, then upon subsequent conversion, the holder shall have the right to receive an equivalent number of shares of common stock of the successor and any additional consideration receivable as a result of such a transaction. The Merger Warrants are required to be recorded as liability awarded the fair market value as a derivative liability. Upon the modification of the debentures that are required to be treated as an extinguishment, management has elected the fair value for the debentures. Management, with the assistance of a third-party valuation expert, used a Monte Carlo Simulation method to value both the Merger Debenture and the Merger Warrants with Anti-Dilution Protection.

To execute the model and value the face value of the $9.0 million of Merger Debentures, certain assumptions were needed as noted below:

Assumptions	At Issuance October 15, 2019	Quarter Ended December 31, 2019
Debenture Issue Date:	10/15/2019	10/15/2019
Valuation Date:	10/15/2019	12/31/2019
Maturity Date:	10/24/2022	10/24/2022
Spot Price (USD):	5.68	5.70
Maturity Years	3.03	2.82
Volatility:	100.0%	120.0%
Dividend Rate:	0.00%	0.00%
Risk Free Interest Rate:	1.60%	1.61%
Stated Interest Rate:	11%	11%
Market Interest Rate:	19%	22%

Fair Values (in thousands)
Fair Value (convert at $3.00):	$12,333	$12,302
Fair Value (convert at $6:00):	6,382	6,405
Total Debenture Fair Value:	$18,715	$18,707

Gain on Fair Value Adjustments to Debenture	Not Applicable	$8

To execute the model and value the Merger Series A Warrants, certain assumptions were needed as noted below:

Assumptions	At Issuance October 15, 2019	Quarter Ended December 31, 2019
Warrant Issue Date:	10/15/2019	10/15/2019
Valuation Date:	10/15/2019	12/31/2019
Maturity Date:	10/14/2024	10/14/2024
Warrants Shares Valued:	766,669	766,669
Spot Price (USD):	5.68	5.70
Expiration Years	5.00	4.79
Annualized Volatility:	90.00%	103.00%
Dividend Rate:	0.00%	0.00%
Risk Free Interest Rate:	1.59%	1.82%
Strike Price:	$3.00	$3.00

Fair Value:	$3,416	$3,476
Loss on Fair Value Adjustments to Debenture	Not Applicable	$(60)

To execute the model and value the Merger Series B Warrants, certain assumptions were needed as noted below:

Assumptions	At Issuance October 15, 2019	Quarter Ended December 31, 2019
Warrant Issue Date:	10/15/2019	10/15/2019
Valuation Date:	10/15/2019	12/31/2019
Maturity Date:	10/14/2024	10/14/2024
Warrants Shares Valued:	666,669	666,669
Spot Price (USD):	5.68	5.70
Expiration Years	5.00	4.79
Annualized Volatility:	90.00%	103.00%
Dividend Rate:	0.00%	0.00%
Risk Free Interest Rate:	1.59%	1.82%
Strike Price:	$6.00	$6.00

Fair Value:	$2,697	$2,699
Loss on Fair Value Adjustments to Debenture	Not Applicable	$(2)

The Debentures were accounted for as an extinguishment of debt and the New Debentures, Merger Debentures and the Merger Warrants were recorded at their fair value. Based on the fair value described above, the Company recorded approximately $18.7 million as the fair value of the Merger Debentures and the New Debentures and approximately $6.3 million derivative warrants liabilities for the Merger Warrants and Placement Agent Warrants issued in October 2019, and realized approximately $17.9 million of loss on extinguishment of the Debentures which included write-off of approximately $2.1 million of unamortized debt discount and issuance costs, and $15.8 million fair value adjustment to the Merger Debenture and Merger Warrants in the quarter ended December 31, 2019.

The Debenture Warrants were modified and the New Warrants were re-priced from $32.00 to $3.00 and $6.00 depending on participation in the Interim Financing. The assumptions used to value the New Warrants were as follows:

Valuation Date:	October 10, 2019(1)	December 31, 2019(2)
Warrant Expiration Date:	October 15, 2024	October 15, 2024
Total Number of Warrants Issued:	133,750	22,667
Contracted Conversion Ratio:	1:1	1:1
Warrant Exercise Price (USD)	$3.00 / $6.00	$3.00 / $6.00
Spot Price (USD):	$1.80	$5.70
Expected Life (Years):	5.0	4.8
Volatility:	125.0%	128.9%
Risk Free Interest Rate:	1.59%	1.68%

(1)	Debenture Warrants were modified upon the announcement of the Merger on October 10, 2019, modification included a re-pricing of the warrants to $3.00 and $6.00, fair value was calculated using a Black Scholes model.
(2)	Unexercised New Warrants were recorded at fair value on December 31, 2019 using a Black Scholes model.

The fair value of the modification of the re-pricing of the New Warrants was approximately $87,000.

For more on the Debentures, see Note 4 – The Proposed Merger with AFE.

Note 7 — Risks and Uncertainties

As discussed in Note 1 – Business and Liquidity – (b) Liquidity, Management’s Plan and Going Concern, and as a result of the Merger announced on October 10, 2019 as described further in Note 4 – The Proposed Merger with AFE, we are currently focused on completing the steps required to complete the merger, which include but are not limited to, (i) completion of all Company required filings, (ii) curing the Nasdaq listing requirement deficiencies, (iii) completion of the Form S-4, Form S-1 and Proxy related to the merger, (iv) completion of the Share Exchange Agreements pre-emptive rights process and (v) all other tasks required to complete the merger.

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

As compensation for its services, the Company agreed to pay to the Placement Agent: (i) a cash fee of $140,000 (representing an aggregate fee equal to 7% of the face amount of the Merger Debentures, as defined below); and (ii) a New Placement Agent Warrant. We also agreed to reimburse certain expenses of the Placement Agent.

The $1,000,000 scheduled payment on or before October 14, 2019 was subsequently received less certain legal costs and escrow fees in the amount of $966,000.

As part of the Interim Financing, we had also agreed to loan $350,000 of the proceeds from the Merger Debentures to AFE to assist AFE in financing its business through the closing of the Merger. On October 24, 2019, we entered into the loan agreement which is due in full on the later of March 31, 2020 or within five days following the closing of the Merger. If the Merger does not close, the loan will mature on March 31, 2020 or three months following the special stockholder meeting called to approve the merger transactions. The loan accrues interest at 11% per annum and is also due in full upon repayment, subject to an increased default interest in certain limited circumstances.

On February 19, 2020, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain holders of the Company’s 11% Senior Secured Convertible Debentures, pursuant to which, among other things, the holders purchased, in accordance with a private placement offering of the Company, $450,000 in principal amount of additional 11% Senior Secured Convertible Debentures (together, the “Additional Interim Debentures”) and warrants exercisable for up to 300,004 shares of common stock, half of which are Series A common stock purchase warrants and half of which are Series B common stock purchase warrants (together, the “Additional Interim Warrants”). The Additional Interim Debentures and Additional Interim Warrants are issued on substantially the same terms as the Merger Debentures and Merger Warrants issued in October 2019, provided that the Additional Interim Debentures include an adjustment to the conversion price in the event of certain dilutive equity issuances by the Company.

As compensation for its services, we paid to the Placement Agent: (i) a cash fee of $31,500 (representing an aggregate fee equal to 7% of the face amount of the Additional Interim Debentures); and (ii) a warrant to purchase 22,500 shares of Common Stock (the “Interim Placement Agent Warrant”). We have also agreed to reimburse certain expenses of the Placement Agent. The Interim Placement Agent Warrant has been issued on substantially the same terms as the Additional Interim Warrants.

On February 18, 2020, we entered into an amended loan agreement (the “Amended Loan Agreement”) with AFE, amending the Loan Agreement entered into with AFE in October 2019. The Loan Agreement contemplates that we would loan a portion of the $2,450,000 proceeds that we received under the New Purchase Agreements dated October 10, 2019 as well as under the Securities Purchase Agreement.

We had previously loaned $350,000 to AFE at the time of entering into the Loan Agreement, and on February 19, 2020, we have loaned an additional $100,000 out of the proceeds of the Additional Interim Debentures. An additional $115,000 will be loaned to AFE upon the receipt of the next tranche of funds under the New Purchase Agreements. These loaned amounts are due in full within five days following the closing of the transactions contemplated by the Merger Agreement dated October 10, 2019. If the Merger does not close, the loan will mature three months following the special meeting of the Company’s stockholders called to approve the Merger. The loan accrues interest at 11% per annum and is also due in full upon repayment, subject to an increased default interest rate in certain limited circumstances.

We can make no assurances that the proposed Merger will be completed on a timely basis or at all. We may also need to raise additional capital through equity and debt financing to complete the Merger or to otherwise strengthen our balance sheet for our corporate general and administrative expenses. We cannot provide any assurance that any financing will be available to us in the future on acceptable terms or at all. Any such financing could be dilutive to our existing stockholders. In addition, we may be forced to seek relief to avoid or end insolvency through other proceedings including bankruptcy. Based on the historical negative cash flows and the continued limited cash inflows in the period subsequent to year end there is substantial doubt about the Company’s ability to continue as a going concern.

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

SES requested a hearing before the Panel. The hearing request automatically stayed any suspension/delisting action through December 5, 2019. On December 13, 2019, we received notification from the Panel that it had determined to extend the stay of suspension through the completion of the hearings process which will take place on December 19, 2019. At the hearing, the Company requested an exception through the closing of the previously announced Merger with AFE. The Panel granted the extension until May 11, 2020 subject to certain milestones being met throughout the timeframe of the stay.

On February 20, 2020, the Company received an additional delinquency notification letter from the Staff due to the Company’s continued non-compliance with Nasdaq Listing Rule 5250(c)(1) as a result of the Company’s failure to timely file this Quarterly Report for the quarter ended December 31, 2019. The Company was required and delivered a plan with respect to this deficiency to the Panel on February 27, 2020.

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

Common Stock

On October 10, 2019, the Company issued 70,000 shares of common stock to Market Development Consulting Group, Inc. (“MDC”), the Company’s investor relation advisor, pursuant to the terms of the management consulting agreement, between the Company and MDC. The shares are fully vested and non-forfeitable at the time of issuance. The fair value of the common stock was $1.80 per share on the date of issuance, and the Company recorded approximately $126,000 of stock-based expense for the quarter ended December 2019 relating to the issuance of these shares.

On July 12, 2018, the Company issued 2,862 shares of common stock to ILL-Sino Development Inc. (“ILL-Sino”), the Company’s business development advisor, pursuant to the term of the consulting agreement, as amended on July 1, 2018, between the Company and ILL-Sino. The shares are fully vested and non-forfeitable at the time of issuance. The fair value of the common stock was $24.64 per share on the date of issuance, and the Company recorded approximately $71,000 of stock-based expense for the quarter ended September 30, 2018 relating to the issuance of these shares.

Stock-Based Compensation

As of December 31, 2019, the Company has outstanding stock option granted under the Company’s 2015 Long Term Incentive Plan (the “2015 Incentive Plan”) and Amended and Restated 2005 Incentive Plan (the “2005 Incentive Plan”), under which the Company’s stockholders have authorized a total of 328,125 shares of common stock for awards under the 2015 and 2005 Incentive Plan. The 2005 Incentive Plan expired as of November 7, 2015 and no future awards will be made thereunder. As of December 31, 2019, there were 41,880 shares authorized for future issuance pursuant to the 2015 Incentive Plan. Under the 2015 Incentive Plan, the Company may grant incentive and non-qualified stock options, stock appreciation rights, restricted stock units and other stock-based awards to officers, directors, employees and non-employees. Stock option awards generally vest ratably over a one to four year period and expire ten years after the date of grant.

There were no unvested restricted stock outstanding for the six months ended December 31, 2019 and the year ended June 30, 2019.

Stock option activity during the six months ended December 31, 2019 was as follows:

Number of Underlying Stock Options

Outstanding at June 30, 2019	166,477
Granted	—
Exercised	—
Forfeited	(15,709)
Outstanding at December 31, 2019	150,768
Exercisable at December 31, 2019	150,418

Warrant Activity

In connection with the entry into the New Purchase Agreements with each of the Purchasers of the Debentures, whereby each of the Purchasers agreed to exchange their Debenture Warrants for New Debenture Warrants, the New Debenture Warrants was repriced from $32 to $3.00 or $6.00 per share, dependent upon their participation in the Interim Financing, with a term of five year starting from the day of exchange. The fair value of the incremental cost was approximately $87,000.

As discussed above, in connection with the entry into the New Purchase Agreements with each of the Purchasers of the Merger Debentures, the Company issued Merger Warrants for the purchase of 1,333,338 shares and New Purchase Agent Warrants for the purchase of 100,000 shares in October 2019.

On October 10, 2019, the Company issued warrants to Market Development Consulting Group, Inc. (“MDC”), the Company’s investor relations advisor, to acquire 300,000 shares of the Company’s common stock at an exercise price of $3.00 per share according to the term of the consulting agreement dated October 10, 2019, between the Company and MDC. The warrants will terminate ten years after the grant date and the fair value of the warrants was estimated to be approximately $0.5 million by using Black-Scholes-Morton model at the date of grant.

Stock warrants activity during the six months ended December 31, 2019 were as follows:

Number of Underlying Warrants

Outstanding at June 30, 2019	212,638
Granted	1,733,338
Exercised	(134,528)
Forfeited	—
Outstanding at December 31, 2019	1,811,448
Exercisable at December 31, 2019	1,811,448

The fair value of the Warrants issued to MDC were estimated at the date of grant using Black-Scholes-Morton model with the following weighted-average assumptions:

Risk-free rate of return	1.67%
Expected life of warrant	10 years
Expected dividend yield	0.00%
Expected volatility of stock	90%
Weighted-average grant date fair value	$1.47

In October 2019, the Company also modified the exercise price of warrants issued in May 2015 to the Placement Agent to purchase 23,438 shares of common stock from $138.24 to $3.00 per share, which were immediately exercised by the warrant holder. The incremental fair value of the modified warrants was approximately $10,000, and the Company recognized $10,000 of stock compensation expense related to the modification of warrants during the three months ended December 31, 2019.

The incremental fair value for the modified warrants for the Placement Agent was based on the difference between the fair value of the modified warrants and the fair value of the original warrants immediately before they were modified. The following is the weighted average of the assumptions used in calculating the fair value of the warrants modified using the Black-Scholes-Morton method:

Risk-free rate of return	1.68%
Expected life of warrant	0.57 years
Expected dividend yield	0.00%
Expected volatility of stock	129%
Weighted-average grant date fair value	$0.41

The Company recognizes the stock-based expense related to the 2015 Incentive Plan awards over the requisite service period. The following table presents stock based compensation expense attributable to stock option awards issued under the 2015 Incentive Plan and attributable to warrants and common stock issued to consulting advisors as compensation (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018

2005 and 2015 Incentive Plans	$1	$75	$1	$218
Warrants and common stock	576	27	576	98
Total stock-based compensation expense	$577	$102	$577	$316

Note 10 – Net Loss Per Share

All share amounts and number of shares used in the calculation of earnings per share have been adjusted for the 1 for 8 reverse stock split which became effective on July 22, 2019.

Historical net loss per share of common stock is computed using the weighted average number of shares of common stock outstanding. Basic loss per share excludes dilution and is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Stock options, and warrants are the only potential dilutive share equivalents the Company had outstanding for the periods presented. For the six months ended December 31, 2019 and 2018, stock options, restricted shares and warrants to purchase common stock of approximately 2.0 million shares and approximately 0.4 million shares respectively, were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive as the Company incurred net losses during those periods.

Note 11 — Commitments and Contingencies

Litigation

The Company is currently not a party to any legal proceedings.

Contractual Obligations

On December 31, 2019, we extended the office lease agreement through March 31, 2020 with rental related payments of approximately $4,000 per month, subject to additions based on additional services and usages each month. On February 6, 2020, the office lease was extended through June 30 under the same terms.

The Debentures and the Merger Debentures will mature in October 2022.

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

The following table presents statements of operations data and assets by segment (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Depreciation and amortization:
SES Foreign Operating	$—	$2	$—	$6
Technology licensing and related services	—	—	—	—
Corporate & other	14	6	27	13
Total depreciation and amortization	$14	$8	$27	$19

Operating loss:
SES Foreign Operating	$(25)	$(243)	$(95)	$(349)
Technology licensing and related services	(125)	(477)	(250)	(972)
Corporate & other	(1,773)	(1,183)	(2,191)	(2,271)
Total operating loss	$(1,923)	$(1,903)	$(2,536)	$(3,592)

Interest Expense:
SES Foreign Operating	$—	$—	$—	$—
Technology licensing and related services	—	—	—	—
Corporate & other	257	329	601	653
Total interest expense	$257	$329	$601	$653

	December 31, 2019	June 30, 2019
Assets:
SES Foreign Operating	$83	$215
Technology licensing and related services	772	1,018
Corporate	1,547	1,423
Total assets	$2,402	$2,656

Note 13 — Subsequent Events

Filing Preliminary S-1 and S-4

On January 29, 2020, the Company filed a registration statement on Form S-1 with the SEC to register the shares related to the conversion of debt into shares, potential interest payable to be paid by the issuance of shares, the Merger Debentures principal and interest payable to be paid by the issuance of shares, the Merger Warrants to be issued and shares to be issued in relation to the Batchfire Share Exchange Agreement.

Also on January 29, 2020, the Company filed a registration statement on Form S-4 with the SEC related to its merger with AFE and its upcoming shareholder vote on the merger and the registering of the shares related to the proposed Merger.

Additional Interim Financing

On February 19, 2020, we entered into the Securities Purchase Agreement with certain holders of the Company’s 11% Senior Secured Convertible Debentures, pursuant to which, among other things, the holders purchased, in accordance with a private placement offering of the Company, $450,000 in principal amount of Additional Interim Debentures and Additional Interim Warrants exercisable for up to 300,004 shares of common stock. The Additional Interim Debentures and Additional Interim Warrants are issued on substantially the same terms as the debentures and warrants issued in October 2019, provided that the debentures include an adjustment to the conversion price in the event of certain dilutive equity issuances by the Company.

As compensation for its services, we paid to the Placement Agent: (i) a cash fee of $31,500 (representing an aggregate fee equal to 7% of the face amount of the Additional Interim Debentures); and (ii) an Interim Placement Agent Warrant to purchase 22,500 shares of Common Stock. We have also agreed to reimburse certain expenses of the Placement Agent. The Interim Placement Agent Warrant has been issued on substantially the same terms as the Additional Interim Warrants.

Additional AFE Loan

On February 18, 2020, we entered into an Amended Loan Agreement with AFE, amending the Loan Agreement entered into with AFE in October 2019. The Amended Loan Agreement contemplates that we would loan a portion of the $2,450,000 proceeds that we received under the New Purchase Agreements dated October 10, 2019 as well as under the Securities Purchase Agreement.

We had previously loaned $350,000 to AFE at the time of entering into the Loan Agreement, and on February 19, 2020, we have loaned an additional $100,000 out of the proceeds of the Additional Interim Debentures. An additional $115,000 will be loaned to AFE upon the receipt of the next tranche of funds under the New Purchase Agreements. These loaned amounts are due in full within five days following the closing of the transactions contemplated by the Merger Agreement dated October 10, 2019. If the Merger does not close, the loan will mature three months following the special meeting of the Company’s stockholders called to approve the Merger. The loan accrues interest at 11% per annum and is also due in full upon repayment, subject to an increased default interest rate in certain limited circumstances.

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

Outlook

As a result of our efforts evaluating financing and strategic options, on October 10, 2019, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with AFE as previously discussed and also described in Note 4 – The Proposed Merger with AFE. Currently our focus is on completing the steps required to complete the merger, which include but not limited to, (i) completion of all Company required filings, (ii) curing the Nasdaq listing requirement deficiencies, (iii) completion of the Form S-4, Form S-1 and Proxy related to the merger, (iv) completion of the Batchfire share exchange pre-emptive rights process and (v) all other tasks required to complete the merger transaction.

We can make no assurances that the proposed merger transaction will be completed on a timely basis or at all. We may also need to raise additional capital through equity and debt financing to complete the merger transaction or to otherwise strengthen our balance sheet for our corporate general and administrative expenses. We cannot provide any assurance that any financing will be available to us in the future on acceptable terms or at all. Any such financing could be dilutive to our existing stockholders. In addition, we may be forced to seek relief to avoid or end insolvency through other proceedings including bankruptcy. Based on the historical negative cash flows and the continued limited cash inflows in the period subsequent to year end there is substantial doubt about the Company’s ability to continue as a going concern.

Results of Operations

Three Months Ended December 31, 2019 (“Current Quarter”) Compared to the Three Months Ended December 31, 2018 (“Comparable Quarter”)

Revenue. Total revenues were zero for both the Current Quarter and the Comparable Quarter.

Costs of sales expenses. There were no costs of sales expenses for both the Current Quarter and the Comparable Quarter.

General and administrative expenses. General and administrative expenses were $1.3 million in the Current Quarter compared with $1.8 million for the Comparable Quarter. The decrease of $0.5 million was due primarily to the reduction of employee related compensation costs, professional fees, and other general and administrative expenses.

Stock-based expense. Stock-based expense was approximately $0.6 million for the Current Quarter compared with $0.1 million for the Comparable Quarter, which primarily related to the stock warrants issued to our investor relations advisor during the Current Quarter and the Comparable Quarter.

Depreciation and amortization. Depreciation and amortization expense was $14,000 for the Current Quarter compared with $8,000 for the Comparable Quarter, which relates to the amortization of our global patents.

Equity in income of joint ventures. The equity losses of joint ventures was approximately $0.3 million during the Current Quarter as compared to $0.1 million for the Comparable Quarter, which primarily relates to our share of losses in AFE and the recognition of past losses due to additional support in the form of the loan to AFE.

Loss on fair value adjustments of derivative liabilities. The loss on fair value adjustments of derivative liabilities was approximately $0.9 million for the Current Quarter compared with net gain of $0.7 million for the Comparable Quarter, which resulted from the change of fair market value for the Merger Debenture and Merger Warrants accounted for as liabilities, the change in the fair value was primarily due to movements in our stock price with minor movements related to the passage of time, interest rate fluctuations and stock market volatility.

Loss on Extinguishment of Debentures. The loss on extinguishment of the debentures was $17.9 million for the Current Quarter compared with zero for the Comparable Quarter which was related to write-off of approximately $2.1 million of unamortized debt discount and issuance costs, and $15.8 million fair value adjustment to the Merger Debenture and Merger Warrants for the quarter ended December 31, 2019.

Interest expenses: Interest expenses were $0.3 million for both the Current Quarter and the Comparable Quarter, which was related to the interest payments for the Debentures and the amortization of debenture discount and issuance costs,

Foreign currency gain losses. Foreign currency losses were approximately $1,000 for the Current Quarter compared with a gain of $31,000 for the Comparable Quarter, which resulted from the lower value and volume of transactions in China.

Six Months Ended December 31, 2019 (“Current Period”) Compared to the Six Months Ended December 31, 2018 (“Comparable Period”)

Revenue. The total revenues were zero for both the Current Period and the Comparable Period.

Costs of sales expenses. There were no costs of sales expenses for both the Current Period and the Comparable Period.

General and administrative expenses. General and administrative expenses were $1.9 million in the Current Period compared with $3.3 million for the Comparable Period. The $1.4 million decrease was primarily due to the reduction of employee related compensation costs, professional fees, and other general and administrative expenses.

Stock-based expense. Stock-based expense was $0.5 million for the Current Period as compared to $0.3 million for the Comparable Period. The increase of $0.2 million was due primarily to common shares issued to our investor relations advisor in October 2019.

Depreciation and amortization. Depreciation and amortization expense was $27,000 for the Current Period compared with $19,000 for the Comparable Period, which primarily related to the amortization of our global patents.

Equity in losses of joint ventures. The equity losses of joint ventures was $322,000 during the Current Period as compared to $24,000 for the Comparable Period, which primarily relates to our share of losses in AFE and the recognition of past losses due to additional support in the form of the loan to AFE.

Loss on fair value adjustments of derivative liabilities. The loss on fair value adjustments of derivative liabilities was approximately $0.9 million for the Current Period compared with net gain of $1.5 million for the Comparable Period, which resulted from the change of fair market value for the Merger Debenture and Merger Warrants accounted for as liabilities, the change in the fair value was primarily due to movements in our stock price with minor movements related to the passage of time, interest rate fluctuations and stock market volatility.

Loss on Extinguishment of Debentures. The loss on extinguishment of debentures was $17.9 million for the Current Period compared with zero for the Comparable Period which was related to write-off of approximately $2.1 million of unamortized debt discount and issuance costs, and $15.8 million fair value adjustment to the Merger Debenture and Merger Warrants for the quarter ended December 31, 2019.

Interest expenses. Interest expense was $0.6 million for the Current Period compared with $0.7 million for the Comparable Period, which was primarily due to the interest payments to the purchasers of debentures and the amortization of debt discount and issuance cost for the Debentures issued in October 2017.

Foreign currency gain / loss. Foreign currency loss was $11,000 for the Current Period as compared to $91,000 for the Comparable Period which resulted from the lower value and volume of transaction in China.

Liquidity and Capital Resources

As of December 31, 2019, we had $0.4 million in cash and cash equivalents and negative $1.4 million in working capital. As of March 2, 2020, we had $269,000 in cash and cash equivalents. Of the $269,000 in cash and cash equivalents, $235,000 resides in the United States or easily accessed foreign countries and approximately $34,000 resides in China.

In connection with the entry into the Merger Agreement, the Company entered into a securities purchase and exchange agreements (each, a “New Purchase Agreements”) with each of the existing holders of its 11% senior secured debentures issued in October 2017 (the “Debentures”), whereby each of the holders agreed to exchange their Debentures and accompanying warrants (the “Debenture Warrants”) for new debentures (the “New Debentures”) and warrants (the “New Debenture Warrants”), and certain of the holders agreed to provide $2,000,000 of additional debt financing (the “Interim Financing”). Pursuant to the New Purchase Agreements, the Company also issued $2,000,000 of 11% senior secured debentures (the “Merger Debentures”) to certain accredited investors, along with warrants to purchase 1,333,338 of shares of Common Stock, half of which were Series A Common Stock Purchase Warrants (the “Series A Merger Warrants”) and half of which were Series B Common Stock Purchase Warrants (the “Series B Merger Warrants” and, together with the Series A Merger Warrants, the “Merger Warrants”), as part of the Interim Financing. The Company shall receive the $2,000,000 pursuant to the Merger Debentures according to the following schedule: (i) $1,000,000 on or before October 14, 2019, (ii) $500,000 upon the filing of the proxy statement for the Company stockholders approval of the proposed merger, and (iii) $500,000 within two business days of Company stockholders approval of the proposed merger transaction. The terms of the Merger Debentures are the same as the New Debentures. The Merger Debentures are intended to assist the Company in financing its business through the closing of the proposed merger transaction.

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

As part of the Interim Financing, we had also agreed to loan $350,000 of the proceeds from the Merger Debentures to AFE to assist AFE in financing its business through the closing of the proposed merger transaction. On October 24, 2019, we entered into the loan agreement which is due in full on the later of March 31, 2020 or within five days following the closing of the proposed merger transaction. If the merger does not close, the loan will mature on March 31, 2020 or three months following the special stockholder meeting called to approve the merger. The loan accrues interest at 11% per annum and is also due in full upon repayment, subject to an increased default interest in certain limited circumstances.

On February 19, 2020, we entered into the Securities Purchase Agreement with certain holders of the Company’s 11% Senior Secured Convertible Debentures, pursuant to which, among other things, the holders purchased, in accordance with a private placement offering of the Company, $450,000 in principal amount of Additional Interim Debentures and Additional Interim Warrants exercisable for up to 300,004 shares of common stock. The Additional Interim Debentures and Additional Interim Warrants are issued on substantially the same terms as the debentures and warrants issued in October 2019, provided that the debentures include an adjustment to the conversion price in the event of certain dilutive equity issuances by the Company.

As compensation for its services, we paid to the Placement Agent: (i) a cash fee of $31,500 (representing an aggregate fee equal to 7% of the face amount of the Additional Interim Debentures); and (ii) an Interim Placement Agent Warrant to purchase 22,500 shares of Common Stock. We have also agreed to reimburse certain expenses of the Placement Agent. The Interim Placement Agent Warrant has been issued on substantially the same terms as the Additional Interim Warrants.

On February 18, 2020, we entered into an Amended Loan Agreement with AFE, amending the Loan Agreement entered into with AFE in October 2019. The Amended Loan Agreement contemplates that we would loan a portion of the $2,450,000 proceeds that we received under the New Purchase Agreements dated October 10, 2019 as well as under the Securities Purchase Agreement.

We had previously loaned $350,000 to AFE at the time of entering into the Loan Agreement, and on February 19, 2020, we have loaned an additional $100,000 out of the proceeds of the Additional Interim Debentures. An additional $115,000 will be loaned to AFE upon the receipt of the next tranche of funds under the New Purchase Agreements. These loaned amounts are due in full within five days following the closing of the transactions contemplated by the Merger Agreement dated October 10, 2019. If the Merger does not close, the loan will mature three months following the special meeting of the Company’s stockholders called to approve the Merger. The loan accrues interest at 11% per annum and is also due in full upon repayment, subject to an increased default interest rate in certain limited circumstances.

We can make no assurances that the proposed merger with AFE will be completed on a timely basis or at all. We may also need to raise additional capital through equity and debt financing to complete the merger transaction or to otherwise strengthen our balance for our corporate general and administrative expenses. We cannot provide any assurance that any financing will be available to us in the future on acceptable terms or at all. Any such financing could be dilutive to our existing stockholders. In addition, we may be forced to seek relief to avoid or end insolvency through other proceedings including bankruptcy. Based on the historical negative cash flows and the continued limited cash inflows in the period subsequent to year end there is substantial doubt about the Company’s ability to continue as a going concern.

The following summarizes the sources and uses of cash during the Current Quarter:

●	Operating Activities: During the Current Period, we used $1.4 million in cash for operating activities compared to $3.6 million during the Comparable Period. The decrease was primarily due to our reduced employee related compensation costs; other general and administrative expenses; and zero payment of interest expense on the Debentures as compared with the Comparable Period.

●	Investing Activities: During the Current Period, we loaned $350,000 of the proceeds from the Merger Debentures to AFE joint venture to assist AFE in financing its business through the closing of the Merger. During the Comparable Period, we used approximately $11,000 to invest in our SEE joint venture.

●	Financing Activities: During the Current Period, we received gross proceeds of $1 million related to the issuance of the Merger Debentures, and approximately proceeds of $0.3 million for exercise of stock warrants related to the New Debenture Warrants and the Placement Agent Warrants. There were no financing activities for the Comparable Period.

Current Operations and Projects

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

In connection with the entry into the Merger Agreement, the Company entered into Share Exchange Agreements (each, a “Share Exchange Agreement”) with certain of the shareholders of BFR, whereby such shareholders will exchange their shares of BFR for shares of the common stock at a ratio of 10 BFR shares for one share of common stock. As a result of these exchanges, the Company would own approximately 37% of the outstanding shares of BFR. The closing of the exchange is subject to certain conditions specified in the Share Exchange Agreements, including, without limitation, the consummation of the transactions contemplated by the Merger Agreement.

In connection with the entry into the Merger Agreement, the Company entered into New Purchase Agreements with each of the Purchasers of the Debentures, whereby each of the Purchasers agreed to exchange their Debentures and Debenture Warrants for New Debentures and New Debenture Warrants, and certain of the Purchasers agreed to provide $2,000,000 of Interim Financing.

As compensation for its services, the Company paid to the Placement Agent: (i) a cash fee of $140,000 (representing an aggregate fee equal to 7% of the face amount of the Merger Debentures); and (ii) New Placement Agent Warrants”. We have also agreed to reimburse certain expenses of the Placement Agent.

The New Debenture Warrants and the New Placement Agent Warrants are exercisable into shares of common stock at any time from and after the closing date at an exercise price of $3.00 or $6.00 per common share dependent upon their participation in the Interim Financing (subject to adjustment). The New Debenture Warrants and the New Placement Agent Warrants will terminate five years after they become exercisable. The New Debenture Warrants and the New Placement Agent Warrant contain provisions providing for the adjustment of the purchase price and number of shares into which the securities are exercisable.

The New Debentures and the New Debenture Warrants have substantially similar terms to the Debentures and Debenture Warrants, including as to maturity and security, except that the New Debentures, among other differences, (i) provide for the payment to certain Purchasers, at their election, of interest payments in shares of the common stock or in kind, and (ii) provide for certain optional conversion features. The New Debenture Warrants change the exercise price to $3.00 or $6.00 per share dependent upon their participation in the Interim Financing and makes certain other modifications to the Debenture Warrants. The New Debenture Warrants were issued upon the announcement of the Merger.

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

As mentioned above, pursuant to the New Purchase Agreements, the Company also issued Merger Debentures to certain accredited investors, half of which were Series A Merger Warrants and half of which were Series B Merger Warrants and, together with the Series A Merger Warrants, the Merger Warrants, as part of the Interim Financing. The Company shall receive the $2,000,000 pursuant to the Merger Debentures according to the following schedule: (i) $1,000,000 on or before October 14, 2019, (ii) $500,000 upon the filing of the proxy statement for the Company stockholders approval of the Merger, and (iii) $500,000 within two business days of Company stockholders approval of the Merger. The terms of the Merger Debentures are the same as the New Debentures. The Merger Debentures are intended to assist the Company in financing its business through the closing of the Merger.

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

The Merger Warrants are exercisable into shares of common stock at any time from and after the issue date (provided that the Company can only issue up to 19.99% of the outstanding shares as of the date the Merger was announced without shareholder approval) at an exercise price of $3.00 per share of common stock, in the case of the Series A Merger Warrants, or $6.00 per share of common stock, in the case of the Series B Merger Warrants. The Merger Warrants will terminate five years after they become exercisable. The Merger Warrants contain provisions providing for the adjustment of the purchase price and number of shares into which the securities are exercisable. The terms of the Merger Warrants are the same as the New Debenture Warrants. The New Placement Agent Warrants have the same terms as the Merger Warrants with an exercise price of $3.00 per share.

In connection with entering into the New Purchase Agreements, the Company also entered into a Registration Rights Agreement with the investors whereby the Company agreed to register the shares of common stock underlying the New Debentures, the Merger Debentures, the New Placement Agent Warrants and the Merger Warrants.

The respective boards of directors of the Company, Merger Subsidiary and AFE have determined that the Merger Agreement and the transactions contemplated by the Merger Agreement are fair to, advisable and in the best interests of their respective stockholders and have approved the Merger and the Merger Agreement. The transactions contemplated by the Merger Agreement are subject to the approval of the Company’s and AFE’s respective shareholders at shareholders’ meetings to be called and held by the Company and AFE, respectively, and other closing conditions, including, among other things, the filing and effectiveness of a registration statement on Form S-4 with the SEC, and the consummation of the transactions contemplated by the Share Exchange Agreements and the New Purchase Agreements.

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

As part of the Interim Financing, we had also agreed to loan $350,000 of the proceeds from the Merger Debentures to AFE to assist AFE in financing its business through the closing of the Merger. On October 24, 2019, we entered into the loan agreement which is due in full on the later of March 31, 2020 or within five days following the closing of the Merger. If the Merger does not close, the loan will mature on March 31, 2020 or three months following the special stockholder meeting called to approve the Merger. The loan accrues interest at 11% per annum and is also due in full upon repayment, subject to an increased default interest in certain limited circumstances.

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

On October 24, 2019 we entered into a loan agreement with AFE in connection with the proposed Merger where we loaned $350,000 to AFE as mentioned above in “Liquidity and Capital Resources.”

For our ownership interest in AFE, we have been contributing cash, engineering support and most recently a loan mentioned above for AFE’s business development while Ambre contributed cash and services. Additional ownership in AFE has been granted to the AFE management team and staff individuals providing services to AFE. In April 2019, we were issued two million shares in connection with the Option Agreement and its subsequent termination.

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

As we account for AFE under the equity method and currently AFE’s losses exceed our investment carrying value, therefore we have not been recording our equity loss pickup related to AFE’s losses. Due to the loan mentioned above, we are required, under ASC 323-10 to record our share of losses related to the additional support to AFE which includes the loan. Additional equity loss of $350,000 was recorded in the quarter ended December 31, 2019 due to the execution of the loan agreement with AFE.

Cape River Resources Pty Ltd

In October 2018, AFE formed a separate unrelated company, Cape River Resources (‘CRR”) for the purpose of developing the Pentland resource into an operating thermal coal mine. Ownership in CRR was distributed proportionately to the shareholders of AFE with additional shares issued to the management team. Our ownership in CRR was approximately 38% upon the formation of CRR through our ownership interest in AFE.

We accounted for our investment in CRR under the equity method. Our ownership interest of approximately 38% makes us the second largest shareholder. We may appointed one board director for each 15% ownership interest we hold in CRR which allows us to have significant influence on the operations and financial decisions, but not control, of CRR. Our carrying value of our CRR investment as of June 30, 2019 was zero.

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

We account for our investment in BFR under the cost method. Our limited ownership interest in BFR was approximately 7% and we do not have significant influence over the operation or financial decisions made by the company. At the time of the spin-off, the carrying amount of our investment in AFE was reduced to zero through equity losses. As such, the value of the investment in BFR post spin-off was also zero. As of December 31, 2019, our ownership interest in BFR was approximately 7% and the carrying value of our investment in BFR as of both December 31, 2019 and June 30, 2019 was zero.

For additional information on our investment in BFR and the Share Exchange Agreements, please see The Proposed Merger with AFE above.

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

We account for our investment in TMI under the equity method. Our ownership interest of approximately 38% makes us the second largest shareholder. We may appoint one board director for each 15% ownership interest we hold in TMI which allows us to have significant influence on the operations and financial decisions, but not control, of TMI. Our carrying value of our TMI investment as of both December 31, 2019 and June 30, 2019 was zero.

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

We account for our investment in SEE under the equity method. Our ownership interest of 50% makes us an equal shareholder and we also maintain two of the four seats on the board of directors which allows us to have significant influence on the operations and financial decisions, but not control, of the company. On December31, 2019, as an equal shareholder, our ownership was 50% of SEE and the carrying value of our investment in SEE as of both December 31, 2019 and June 30, 2019 was approximately $17,000 and $19,000 respectively.

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

The carrying value of our Yima Joint Venture investment as of both December 31, 2019 and June 30, 2019 was zero.

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

The TSEC Joint Venture is accounted for under the equity method. Our initial capital contribution in the formation of the venture was the TUCA, which is an intangible asset. As such, we did not record a carrying value at the inception of the venture. The carrying value of our investment in the TSEC Joint Venture as of both December 31, 2019 and June 30, 2019 was zero.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, as of December 31, 2019, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (and principal financial officer) and Corporate Controller (and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Corporate Controller concluded that as of December 31, 2019, as a result of the material weakness in our internal control over financial reporting discussed below and in the Company’s Annual Report on Form 10-K, for the year ended June 30, 2019, our disclosure controls and procedures were not effective in ensuring that the information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Corporate Controller, as appropriate to allow timely decisions regarding disclosure.

Material Weaknesses

As disclosed in our Annual Report on Form 10-K for the year ended June 30, 2019, we did not maintain effective internal controls over financial reporting. Specifically, we identified material weaknesses over management’s review controls and the lack of segregation of duties over accounting transactions due to the limited resources available. During our quarterly review for the three and six months ended December 31, 2019, we identified an additional weakness that the Company does not have personnel in financial oversight roles with the knowledge to properly account for non-routine and complex accounting transactions.

Management is reviewing our controls related to management’s review controls and the lack of segregation of duties due to the limited number of resources available to the Company and a remediation plan is being addressed.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three-months and six-months ended December 31, 2019 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There are numerous factors that affect our business and results of operations, many of which are beyond our control. In addition to information set forth in this quarterly report, you should carefully read and consider “Item 1A. Risk Factors” in Part I and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of our annual report on Form 10-K for the year ended June 30, 2019, which contains descriptions of significant risks that might cause our actual results of operations in future periods to differ materially from those currently anticipated or expected. Except as discussed below, there have been no material changes from the risks previously disclosed in our annual report on Form 10-K for the year ended June 30, 2019.

We will require substantial additional funding, and our failure to raise additional capital necessary to support and expand our operations could reduce our ability to compete and could harm our business.

As of December 31, 2019, we had $0.4 million in cash and cash equivalents and negative $1.4 million in working capital.

As of March 2, 2020, we had $269,000 in cash and cash equivalents. Of the $269,000 in cash and cash equivalents, $235,000 resides in the United States or easily accessed foreign countries and approximately $34,000 resides in China.

In connection with the entry into the Merger Agreement, we entered into New Purchase Agreements with each of the existing holders of our Debentures, whereby each of the holders agreed to exchange their Debentures and accompanying Debenture Warrants for New Debentures and New Debenture Warrants, and certain of the holders agreed to provide $2,000,000 of Interim Financing. Pursuant to the New Purchase Agreements, the Company also issued $2,000,000 of Merger Debentures to certain accredited investors, along with Merger Warrants to purchase 1,333,333 of shares of Common Stock as part of the Interim Financing. The Company shall receive the $2,000,000 pursuant to the Merger Debentures according to the following schedule: (i) $1,000,000 on or before October 14, 2019, (ii) $500,000 upon the filing of the proxy statement for the Company stockholder approval of the Merger, and (iii) $500,000 within two business days of Company stockholder approval of the Merger. The terms of the Merger Debentures are the same as the New Debentures. The Merger Debentures are intended to assist the Company in financing its business through the closing of the Merger.

As compensation for its services, the Company agreed to pay the Placement Agent: (i) a cash fee of $140,000 (representing an aggregate fee equal to 7% of the face amount of the Merger Debentures); and (ii) a New Placement Agent Warrant. We have also agreed to reimburse certain expenses of the Placement Agent.

The $1,000,000 scheduled payment on or before October 14, 2019 was subsequently received less certain legal costs and escrow fees in the amount of $966,000.

As part of the Interim Financing, the Company had also agreed to loan $350,000 of the proceeds from the Merger Debentures to AFE to assist AFE in financing its business through the closing of the Merger. On October 24, 2019, we entered into the loan agreement which is due in full on the later of March 31, 2020 or within five days following the closing of the Merger. If the Merger does not close, the loan will mature on March 31, 2020 or three months following the special stockholder meeting called to approve the merger transactions. The loan accrues interest at 11% per annum and is also due in full upon repayment, subject to an increased default interest in certain limited circumstances.

On February 19, 2020, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain holders of the Company’s 11% Senior Secured Convertible Debentures, pursuant to which, among other things, the holders purchased, in accordance with a private placement offering of the Company, $450,000 in principal amount of additional 11% Senior Secured Convertible Debentures (together, the “Additional Interim Debentures”) and warrants exercisable for up to 300,004 shares of common stock, half of which are Series A common stock purchase warrants and half of which are Series B common stock purchase warrants (together, the “Additional Interim Warrants”). The Additional Interim Debentures and Additional Interim Warrants are issued on substantially the same terms as the Merger Debentures and Merger Warrants issued in October 2019, provided that the Additional Interim Debentures include an adjustment to the conversion price in the event of certain dilutive equity issuances by the Company.

As compensation for its services, we paid to the Placement Agent: (i) a cash fee of $31,500 (representing an aggregate fee equal to 7% of the face amount of the Additional Interim Debentures); and (ii) a warrant to purchase 22,500 shares of Common Stock (the “Interim Placement Agent Warrant”). We have also agreed to reimburse certain expenses of the Placement Agent. The Interim Placement Agent Warrant has been issued on substantially the same terms as the Additional Interim Warrants.

On February 18, 2020, we entered into an amended loan agreement (the “Amended Loan Agreement”) with AFE, amending the Loan Agreement entered into with AFE in October 2019. The Loan Agreement contemplates that we would loan a portion of the $2,450,000 proceeds that we received under the New Purchase Agreements dated October 10, 2019 as well as under the Securities Purchase Agreement.

We had previously loaned $350,000 to AFE at the time of entering into the Loan Agreement, and on February 19, 2020, we have loaned an additional $100,000 out of the proceeds of the Additional Interim Debentures. An additional $115,000 will be loaned to AFE upon the receipt of the next tranche of funds under the New Purchase Agreements. These loaned amounts are due in full within five days following the closing of the transactions contemplated by the Merger Agreement dated October 10, 2019. If the Merger does not close, the loan will mature three months following the special meeting of the Company’s stockholders called to approve the Merger. The loan accrues interest at 11% per annum and is also due in full upon repayment, subject to an increased default interest rate in certain limited circumstances.

We can make no assurances that the proposed Merger will be completed on a timely basis or at all. We may also need to raise additional capital through equity and debt financing to complete the Merger or to otherwise strengthen our balance sheet for our corporate general and administrative expenses. We cannot provide any assurance that any financing will be available to us in the future on acceptable terms or at all. Any such financing could be dilutive to our existing stockholders. In addition, we may be forced to seek relief to avoid or end insolvency through other proceedings including bankruptcy. Based on the historical negative cash flows and the continued limited cash inflows in the period subsequent to year end there is substantial doubt about the Company’s ability to continue as a going concern.

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

SES requested a hearing before the Panel. The hearing request automatically stayed any suspension/delisting action through December 5, 2019. On December 13, 2019, we received notification from the Panel that it had determined to extend the stay of suspension through the completion of the hearings process, which will take place on December 19, 2019. At the hearing, the Company requested an exception through the closing of the previously announced Merger with AFE. The Panel granted the extension until May 11, 2020, subject to certain milestones being met throughout the timeframe of the stay.

On February 20, 2020, the Company received an additional delinquency notification letter from the Staff due to the Company’s continued non-compliance with Nasdaq Listing Rule 5250(c)(1) as a result of the Company’s failure to timely file this Quarterly Report for the quarter ended December 31, 2019. The Company is required and delivered a plan with respect to this deficiency to the Panel on February 27, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for a discussion of the Interim Financing.

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

SYNTHESIS ENERGY SYSTEMS, INC.

Date: March 2, 2020	By:	/s/ Robert Rigdon
Robert Rigdon
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

Date: March 2, 2020	By:	/s/ David Hiscocks
David Hiscocks
Corporate Controller

